Form 10-K
period 1997-12-31
AMB PROPERTY CORP
filed 1998-03-31
CIK 1045609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-13545

                            AMB PROPERTY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                94-3281941
      (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
505 MONTGOMERY ST, SAN FRANCISCO, CALIFORNIA                94111
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (415) 394-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities registered pursuant to Section 12(b) of the Act:

    COMMON SHARES, $.01 PAR VALUE            NEW YORK STOCK EXCHANGE
          (TITLE OF CLASS)            (NAME OF EXCHANGE ON WHICH REGISTERED)

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common shares held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 11, 1998 was approximately $2,077,089,783.

     As of March 11, 1998, there were 85,874,513 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Registrant's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     AMB Property Corporation, a Maryland corporation (the "Company"), owns and operates industrial and retail properties totaling 43.5 million square feet located in 26 markets nationwide, including: Chicago, San Francisco Bay Area, Dallas/Ft. Worth, Los Angeles, Minneapolis, Atlanta, Seattle, Miami, Boston, and Northern New Jersey. As of December 31, 1997, the Company owned industrial properties, aggregating 37.3 million rentable square feet (the "Industrial Properties"), principally warehouse distribution properties, which were 95.7% leased, and retail properties, aggregating 6.2 million rentable square feet (the "Retail Properties"), principally grocer-anchored community shopping centers, which were 96.1% leased. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION

                            AS OF DECEMBER 31, 1997

                                  INDUSTRIAL PROPERTIES                   RETAIL PROPERTIES                     TOTAL
                       -------------------------------------------   ---------------------------   -------------------------------
                         NUMBER      NUMBER      RENTABLE            NUMBER    RENTABLE              NUMBER      RENTABLE
                           OF          OF         SQUARE     % OF      OF       SQUARE     % OF        OF         SQUARE     % OF
       REGION          PROPERTIES   BUILDINGS      FEET      TOTAL   CENTERS     FEET      TOTAL   PROPERTIES      FEET      TOTAL
       ------          ----------   ---------   ----------   -----   -------   ---------   -----   ----------   ----------   -----
Eastern..............    16             43       5,009,032    13.4%     3      1,184,211    19.1%      19        6,193,243    14.2%
Midwestern...........    23             86      10,733,755    28.8%     4        710,522    11.4%      27       11,444,277    26.3%
Southern.............    24             91       9,490,183    25.4%    10      1,703,523    27.4%      34       11,193,706    25.7%
Western..............    32            136      12,095,565    32.4%    16      2,618,090    42.1%      48       14,713,655    33.8%
                           --          ---      ----------   -----     --      ---------   -----      ---       ----------   -----
Total................    95            356      37,328,535   100.0%    33      6,216,346   100.0%     128       43,544,881   100.0%
                           ==          ===      ==========   =====     ==      =========   =====      ===       ==========   =====

     The Company currently employs 119 individuals, 95 of whom are located in its San Francisco headquarters and 24 in its Boston office, who are committed to carrying out the Company's business and operating strategies. The Company actively manages its Properties through its experienced staff of Regional Managers. See "Business and Operating Strategies -- Property Management."

     The Company is self-administered and self-managed and expects that it has qualified and will continue to qualify as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ending December 31, 1997. The principal executive offices of the Company and the Operating Partnership (as defined below) are located at 505 Montgomery Street, San Francisco, California 94111, and their telephone number is (415) 394-9000. The Company also maintains a regional office in Boston, Massachusetts.

FORMATION OF THE COMPANY

     The Company commenced operations as a fully integrated real estate company in connection with the completion of its initial public offering (the "Offering") on November 26, 1997, and will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended, with its initial tax return for the year ended December 31, 1997. The Company, through its controlling sole general partnership interest in its subsidiary AMB Property, L.P., a Delaware limited partnership, (the "Operating Partnership") and through certain other direct and indirect subsidiaries is engaged in the ownership, operation, management, acquisition, renovation, expansion, and development of industrial properties and community shopping centers in target markets nationwide. As of December 31, 1997, the Company owned a 97.1% general partnership interest in the Operating Partnership. Unless the context otherwise requires, the "Company" shall include AMB Property Corporation, the Operating Partnership and its controlled subsidiaries.

     The Company and the Operating Partnership were formed shortly before consummation of the Offering. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the

"Predecessor") formed AMB Property Corporation and merged with and into the Company (the "Merger")in exchange for 4,746,616 shares of the Company's Common Stock. In addition, the Company and the Operating Partnership acquired through a series of mergers and other transactions 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partnership interests ("LP Units") in the Operating Partnership, the assumption of debt, and to a limited extent, cash.

     On November 26, 1997, the Company completed its Offering of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock") for $21.00 per share, resulting in gross offering proceeds of approximately $338.1 million. Net of underwriters' commission and offering costs aggregating $38.1 million, the Company received approximately $300.0 million in proceeds from the Offering. The net proceeds of the Offering were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in the Company, to fund property acquisitions, and to meet general corporate working capital requirements.

     Upon consummation of the formation transactions and Offering, the Company owned a 97.1% interest in the Operating Partnership represented by a number of units of general partnership interest ("GP Units") which are convertible into an equal number of shares of Common Stock. The investors that elected to receive LP Units own the remaining 2.9% ownership interest in the Operating Partnership. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly-owned subsidiary of the Company. The ownership of such Properties through such entities does not materially affect the Company's overall ownership of the interests in the Properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     In connection with the Formation Transactions, the Operating Partnership acquired all of the non-voting preferred stock of AMB Investment Management Corporation, a Maryland corporation ("AMB Investment Management") representing a 95% economic interest therein. AMB Investment Management conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership ("AMB Investment Management Partnership"), of which it is the sole general partner and owns the entire capital interest. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients and intends to grow its business through the Company's co-investment program. All of the common stock of AMB Investment Management, representing a 5% economic interest therein, is owned by the Company's executive officers.

BUSINESS AND OPERATING STRATEGIES

     The Company focuses its investment activities in hub and regional distribution markets and retail trade areas throughout the U.S. where opportunities exist to acquire and develop additional properties on an advantageous basis. The Company is a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting and market research. The Company has long-standing relationships with most of its real estate management firms across the country, which provide local property management and leasing services to the Company on a fee basis.

     The Company believes that (i) the industrial property sector is well-positioned to benefit from strong market fundamentals and growth in international trade (ii) the retail property sector will benefit from limited new construction in "in-fill" locations and from projected growth in personal income and retail sales levels in the Company's markets (in-fill locations are those typified by significant population densities and low availability of land resulting in limited opportunities for new construction of competitive properties). The

Company seeks to capitalize on these current conditions in the industrial and retail property sectors by implementing the following business and operating strategies:

NATIONAL PROPERTY COMPANY

     The Company believes that its national strategy enables it to (i) increase or decrease investments in certain regions to take advantage of the relative strengths and attractive investment opportunities in different real estate markets, (ii) retain and accommodate tenants as they consolidate or expand, particularly in its Industrial Properties, and (iii) build brand awareness as well as customer loyalty through the delivery of consistent service and quality product. Through its presence in markets throughout the U.S., the Company has developed expertise in leasing, expense management, tenant retention strategies and property design and configuration.

TWO COMPLEMENTARY PROPERTY TYPES

     Management believes its strategy of owning and operating both industrial properties and community shopping centers offers the Company an optimal combination of growth opportunities, strong current income and stability through market cycles. The Company has developed the expertise, infrastructure and management information systems to acquire, reposition, develop and operate these two property types. Management believes that its dual property strategy provides significant opportunities to allocate capital and organizational resources between property types according to changing market conditions and its investment strategy.

SELECT MARKET FOCUS

     The Company intends to continue its strategy of investing in hub and regional distribution markets and retail trade areas across the country to capitalize on changes in the relative economic strength of these regions. The Company focuses on acquiring, redeveloping and operating properties in in-fill locations. As the strength of these markets continues to grow and the demand for well-located properties increases, the Company believes that it will benefit from an upward pressure on rents resulting from the increased demand combined with the relative lack of new available space.

     Industrial Property Selected Hub and Regional Distribution Markets. The Company focuses its industrial property investment activities in six hub markets which dominate national warehouse distribution property activities: Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey and San Francisco Bay Area. The Company also invests in selected regional distribution markets including Boston, Houston, Miami, Minneapolis, San Diego, Seattle and Baltimore/Washington, D.C. The Company focuses on these established industrial markets because management believes they offer large and broadly diversified tenant bases that provide greater demand for properties over market cycles than secondary markets. In-fill locations within these markets also typically have significant barriers to new construction including geographic or regulatory supply constraints, and benefit from an access to large labor supplies and well-developed transportation networks.

RESEARCH-DRIVEN MARKET SELECTION

     The Company's decisions regarding the deployment of capital are experience- and research-driven, with investments based on thorough qualitative and quantitative research and analysis of local markets. The Company employs a dedicated research department using proprietary methodology and systems.

PROPERTY MANAGEMENT

     The Company actively manages its properties through its experienced staff of 16 Regional Managers, each of whom specializes in the management of industrial properties or community shopping centers in designated markets. The Company typically outsources property management through its Management Alliance Program to a select group of third-party local managers (Alliance Partners) with whom the Company has developed strong relationships. Regional, market and property-type focus provides Regional Managers with extensive knowledge of real estate trends and supply and demand activity in their markets as well as an effective network of local contacts who provide sources for market data, leads for new tenants and property acquisitions, and opportunities to enhance the value of the Properties. From January 1, 1994 through December 31, 1997, the weighted average tenant retention rate of the Properties was approximately 71.5% for the Industrial Properties and approximately 82.8% for the Retail Properties, based on aggregate square footage. Management believes that these tenant retention rates reflect the success of the Company's operating and tenant-service driven property management strategy.

     The Company's Regional Managers make all major business decisions regarding the Properties, and have broad responsibilities that include implementing an annual business plan for each asset, formulating leasing strategies, establishing leasing terms and conditions, negotiating leases, approving and monitoring leases and capital expenditures, planning and implementing renovation, expansion and development, establishing annual operating and capital budgets and effecting dispositions. The Company's Regional Managers utilize local leasing agents to identify prospective tenants and document lease transactions. Management Alliance Partners (who are third-party local property service providers) are engaged to oversee custodial property matters such as rent collection, tenant requests, maintenance and repair, and supervision of cleaning and security services. The Company monitors the performance of its properties on a daily basis through the use of the Company's proprietary asset information system. This management tool enables the Company not only to monitor the operating performance of a property (and the local property manager), but also to review and communicate strategic initiatives to the local property manager on a real-time basis and to compare the property's performance to online budgets and objectives.

     Management believes that its approach to property management and its Management Alliance Program enable the Company to more effectively manage fixed operating costs associated with a national portfolio. By forming alliances with third-party local property managers, which management believes to be the leading property managers in their respective markets, the Company can enter and exit markets efficiently without the administrative burden of retaining a large staff. Since the Company is the customer, rather than the competitor of third-party management firms, these firms are also a source of new acquisition opportunities in the respective markets, thus providing the Company with greater access to transaction flow. Management believes this approach also gives the Company a competitive advantage in capitalizing on the increasing trend among corporations to outsource their real estate service requirements to property management companies.

DISCIPLINED INVESTMENT PROCESS

     Over the past 14 years, the Company, including the operations of its Predecessor, has established a disciplined approach to the investment process through operating divisions which are subject to the overall policy direction of the Company's Investment Committee. The stages in the investment process are highly integrated, with Investment Committee review at critical points in the process.

     Approval of each investment is the responsibility of the Investment Committee with sponsorship from both the Acquisitions Officer and the Regional Manager with ultimate responsibility for managing the property. The initial investment recommendation is thoroughly evaluated, with approval required in order to proceed to contract and full due diligence. The terms of the acquisition and its structure are determined as part of the initial approval and are the responsibility of the Acquisitions Officer. The Regional Manager is involved in providing and verifying underwriting assumptions and developing the operating strategy. After the due diligence review and before removing conditions to the contract, the acquisition and operating team prepares a final Investment Committee recommendation. The Investment Committee conducts a complete review of the information developed during the due diligence process and either rejects or gives final approval. To facilitate the acquisition process, the Company has proprietary systems and procedures to manage and track a high volume of acquisition proposals, transactions and important market data. This includes an on-line open issues database that provides current information on the status of each transaction, highlighting the issues that must be addressed prior to closing, and a database that includes and compiles data on all transaction proposals and markets reviewed by the Company.

RENOVATION, EXPANSION, AND DEVELOPMENT EXPERIENCE

     The multidisciplinary backgrounds of the Company's employees provide it with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of the Company's officers have extensive experience in real estate development. The Company generally pursues development projects in joint ventures with local developers. This allows the Company to leverage development skill, access opportunities and capital of such developers, transfer a significant amount of the development risk to them, and eliminate the need and expense of an in-house development staff.

FINANCING STRATEGY

     In order to maintain financial flexibility and facilitate the rapid deployment of capital over market cycles, the Company intends to operate with a debt-to-total market capitalization ratio of less than 45%. Additionally, the Company intends to structure its balance sheet in order to obtain and maintain an investment grade rating on its senior unsecured debt. The Company intends to keep the majority of its assets unencumbered to facilitate such rating. As of December 31, 1997, the Company's debt-to-total market capitalization ratio was approximately 23.6%.

     The Company and the Operating Partnership may utilize multiple sources of equity capital including public or private common stock offerings, convertible or non-convertible preferred stock offerings and purchases of property with common stock, convertible shares or LP Units.

     The Company has a $500 million unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. Such facility bears interest at a rate equal to LIBOR plus 110 basis points through August 1998 or until the Company receives an investment grade debt rating. Thereafter, borrowings under the Credit Facility will bear interest at a rate equal to LIBOR plus 90 to 120 basis points, depending upon the Company's then current debt rating. Management presently plans to use available borrowings under the Credit Facility for property acquisitions and for general corporate purposes.

AMB INVESTMENT MANAGEMENT

     AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients. The purpose of the co-investment program is to generate incremental revenues for the Company through co-investment with the Predecessor's clients that chose not to participate in the Formation Transactions and certain other institutional investors.

     AMB Investment Management's co-investments will be consistent with the Company's acquisition and development strategies. The Company will assume day-to-day control over operations and management of the investments and will earn a return on its pro rata share of the investments, plus AMB Investment Management may earn fee revenue relating to the co-investments.

STRATEGIES FOR GROWTH

     The Company intends to achieve its growth objectives of long-term sustainable growth in Funds from Operations ("FFO") per share and maximization of long-term stockholder value, principally by growth through its (i) strategic alliance program, as discussed below, (ii) operations, resulting from improved operating margins within the portfolio while maintaining above-average occupancy, (iii) acquisitions, including through the co-investment program of AMB Investment Management and (iv) property renovation, expansion and selected development.

STRATEGIC ALLIANCE PROGRAMS

     The Company has developed five uniquely targeted strategic alliance programs that are designed to foster growth through mutually beneficial partnerships with different audiences in the real estate market.

     The UPREIT Alliance Program is for those property owners and developers seeking a tax deferred method of disposing of their assets. These knowledgeable individuals can choose to continue to provide management services.

     The Development Alliance Program is designed for leading local and regional developers with whom the Company can jointly acquire, renovate, and develop properties with growth potential.

     The Customer Alliance Program builds long-term working relationships with major tenants and leading local and national leasing firms to capitalize on the Company's national portfolio of properties.

     In the Management Alliance Program, the Company forges close ties with local property managers. This is a key difference between the Company and other national REITs that attempt to build their own organizations to provide all local services.

     The Institutional Alliance Program is for institutional investors who prefer a private investment format for their real property holdings and the alignment of interests offered by co-investment with the Company. At some future date these investors may choose to contribute their properties for equity interests in the Company or the Operating Partnership.

     The Strategic Alliance Programs are a fundamental element of the Company's overall growth and investment strategy. Each stresses flexibility, cooperation and partnership, rather than competition, and management believes they give the Company a significant advantage in the form of improved access to local market insight, growth opportunities, and new investments.

GROWTH THROUGH OPERATIONS

     As of December 31, 1997, the Industrial Properties were 95.7% leased and the Retail Properties were 96.1% leased. The Company seeks to improve operating margins by capitalizing on the economies of owning, operating and growing a large-scale national portfolio. In 1997, the Company increased average contractual or base rental rates on the Properties by 12% on 393 new and renewing leases totaling 7.5 million rentable square feet (representing 17.2% of the Properties' aggregate rentable square footage). During 1998 leases encompassing an aggregate of 10.5 million rentable square feet (24.1% of the Company's aggregate rentable square footage) are subject to contractual rent increases resulting in an average rent increase per rentable square foot of $1.31, or 5.7%, for an aggregate increase of $3.5 million. Based on recent experience and current market trends, management believes it will have an opportunity to increase the average rental rate on Property leases expiring during 1998 covering an aggregate of 6.1 million rentable square feet.

     The Company will seek to reduce the potential volatility of the portfolio's FFO by managing lease expirations so that they occur within individual properties and across the entire portfolio in a staggered fashion, and by monitoring the credit worthiness and mix of tenants, particularly those in the Retail Properties.

GROWTH THROUGH ACQUISITIONS

     The Company acquired 5.5 million rentable square feet of industrial property located in 11 markets throughout the United States during December 1997, bringing the year end total industrial square feet of all Industrial Properties to 37.3 million. In addition, during the period from January 1, 1998 through March 11, 1998, the Company acquired 789,804 rentable square feet of industrial property and 730,336 rentable square feet of retail property. The Company believes its significant acquisition experience and its extensive network of property acquisition sources will continue to provide opportunities for external growth. Management believes that there is a growing trend among large private institutional holders of real estate assets to shift a portion of their direct investment in real estate assets to more liquid securities such as common stock and units in publicly traded REITs. The Company has relationships with a number of the nation's leading pension funds and other institutional investors, many of whom have large portfolios of industrial properties and community shopping centers. Management believes that the Company's relationship with third-party local property managers also will create acquisition opportunities as such managers market properties on behalf of unaffiliated sellers. The Company also will continue active investment management of a number of portfolios through AMB Investment Management. The Company believes that through these relationships it will have opportunities to acquire portfolios in exchange for equity interests in the Company or the Operating Partnership, and will be well positioned to facilitate such investors' shift from private to public real estate ownership.

     The Company's operating structure also provides sellers the opportunity to contribute properties to the Operating Partnership on a tax-deferred basis in exchange for LP Units. The Company believes that its ability to offer tax-deferred transactions to sellers will enhance its attractiveness to local owners and developers. In addition, local developers can continue to participate as partners with the Company in local projects.

GROWTH THROUGH RENOVATION, EXPANSION, AND DEVELOPMENT

     Management believes that renovation and expansion of value-added properties, and development of well-located, high quality industrial properties and community shopping centers, offer attractive opportunities for increased cash flow and a higher risk-adjusted rate of return than may be obtained from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, properties that are well located but require redevelopment or renovation, and occasionally undeveloped land acquired in connection with another property that provides an opportunity for development. Such properties require significant management attention and/or capital to maximize their return. The Company has developed the in-house expertise to create value through acquiring and managing value-added properties. As of December 31, 1997, the Company had six projects in process with a total expected investment of $89.9 million. Because of the Company's expertise with these types of assets, management believes it has the ability to identify and acquire value-added properties and develop new properties. The Company will pursue development either in conjunction with its local network of development partners, including through investments therein, or through its established in-house development capability.

     Renovation. Renovation of well-located properties offers the Company the opportunity to increase demand for space in its properties and add value to the portfolio. Certain properties acquired by the Company have some element of obsolescence or deferred maintenance, which can be remedied in a cost-effective manner in order to improve the marketability of the space.

     Expansion. Certain properties provide opportunities to acquire adjacent land for nominal or no cost that can subsequently be used for expansion. When market conditions are favorable and tenant demand is present, the Company may expand these facilities to create additional value, without incurring additional land cost.

     Development. The Company creates value through new development when opportunities arise through either the acquisition of undeveloped land (typically parcels acquired adjacent to existing properties) or through tenant relationships.

FOCUS ON INDUSTRIAL PROPERTIES AND COMMUNITY SHOPPING CENTERS

     The Company operates industrial properties and community shopping centers in hub and regional distribution and retail trade areas throughout the United States. Management believes that its dual property strategy provides greater opportunities to deploy capital and organizational resources between industrial properties and community shopping centers, providing the Company greater flexibility in investing and balancing its property mix.

     Management believes that industrial properties and community shopping centers share the following characteristics:

     Fragmented Ownership. Historically, both industrial properties and community shopping centers have been developed and operated by local real estate investors and, as a result, are characterized by fragmented ownership, in which there is a lack of concentration of ownership. The Company believes this fragmented ownership provides opportunities for consolidation on a national basis.

     Competition for Acquisitions. Management believes that, because of their relative size and fragmented ownership, industrial properties and community shopping centers are not as widely marketed and attract less significant buyer interest than larger property types. Accordingly, management believes that these properties can generally be acquired on a less competitive basis.

     Distribution of Goods and Necessities. Industrial property and community shopping center tenants distribute goods and necessities, either at the wholesale or retail level, or both. Management believes that such tenants are relatively insulated from the adverse effects of an economic downturn, and that industrial properties located in hub and regional distribution markets and community shopping centers located in selected trade areas generally have higher occupancy rates across market cycles.

     Construction and Maintenance. Industrial properties and community shopping centers are typically of single-story construction, and improvements to such properties are generally limited to moving demising walls and repairing roofs and parking lots. Such property types also require less maintenance as compared to most other commercial property types.

     Redevelopment Opportunities. As compared to other commercial property types, industrial properties and community shopping centers generally require less time and capital to renovate and reposition and, therefore management believes the corresponding increase in cash yield upon renovation tends to be higher.

     Tenant Improvements. Industrial properties and community shopping centers generally do not require significant tenant improvements to attract new tenants as compared to other commercial property types.

     Management. Industrial properties and community shopping centers generally do not require on-site property management.

BUSINESS RISKS

     The Company's operations involve various risks which could have adverse consequences to the Company. Such risks include, among others:

     - the ability of the Board of Directors to change the Company's growth and investment strategy and its financing, distribution and operating policies without a vote of the Company's stockholders;

     - the need to renew leases or re-lease space upon lease expirations and to pay renovation and re-leasing costs in connection therewith, the effect of economic and other conditions on property cash flows and values, the ability of tenants to make lease payments, the ability of a property to generate revenue sufficient to meet operating expenses (including future debt service), and the illiquidity of real estate investments which could have an adverse effect on Funds from Operations and the Company's financial condition and results of operations;

     - the possible failure of investments to perform in accordance with the Company's expectations, inaccuracy of estimates of costs of improvements to bring an acquired property up to standards, competition for attractive investment opportunities and other general risks associated with any real estate investment which could have an adverse effect on Funds from Operations and the Company's financial condition and results of operations;

     - possible uninsured losses or losses in excess of insured limits relating to certain activities, including fire, rental loss and seismic activity which could have an adverse effect on Funds from Operations and the Company's financial condition and results of operations;

     - in connection with the Company's property ownership through partnerships and joint ventures, the possibility that a co-venturer or another partner in a partnership may (i) become bankrupt while the Company and any other remaining partners or joint venturers remain liable for the liabilities of such partnerships or joint ventures, (ii) have economic interests inconsistent with those of the Company or (iii) sell its interest at a disadvantageous time or on disadvantageous terms, which could adversely effect the return realized by the Company in such investments;

     - the inability to refinance outstanding indebtedness upon maturity or refinance such indebtedness on favorable terms, the risks of rising interest rates in connection with the Company's unsecured credit facility and other variable-rate borrowings and the ability of the Company to incur more debt without stockholder approval, thereby increasing its debt service obligations, which could adversely affect the Company's cash flow;

     - potential liability of the Company for environmental matters and the costs of compliance with certain government regulations which could have an adverse effect on Funds from Operations and the Company's financial condition and results of operations.

ITEM 2.  PROPERTIES

     As of December 31, 1997, the Company owned the Industrial Properties, representing an aggregate of 37.3 million rentable square feet, principally warehouse distribution properties, which were 95.7% leased, and the Retail Properties, representing an aggregate of 6.2 million rentable square feet, principally grocer-anchored community shopping centers, which were 96.1% leased. During the year ended December 31, 1997, no individual industrial or retail tenant accounted for greater than 2% of rental revenues or total square feet. As of December 31, 1997, the largest industrial tenant accounted for only 1.3% and 0.9% of industrial base rent and total base rent, respectively. As of December 31, 1997, the largest retail tenant accounted for only 4.0% and 1.3% of retail base rent and total base rent, respectively.

INDUSTRIAL PROPERTIES

     Property Characteristics. The Industrial Properties, which consist primarily of warehouse distribution facilities suitable for single or multiple tenants, typically consist of multiple buildings (an average of five) and generally range between 300,000 and 600,000 rentable square feet, averaging 475,000 rentable square feet per Property. The following table identifies characteristics of the Company's typical industrial buildings:

                          INDUSTRIAL BUILDING PROFILE

                                                       TYPICAL BUILDING           RANGE
                                                       ----------------    --------------------
Rentable Square Feet.................................     100,000            70,000 - 150,000
Clear Height.........................................      24 ft.              18 - 32 ft.
Building Depth.......................................     200 ft.             150 - 300 ft.
Truck Court Depth....................................     110 ft.              90 - 130 ft.
Loading..............................................   Dock & Grade       Dock or Dock & Grade
Parking Spaces per 1,000 Square Feet.................       1.0                 0.5 - 2.0
Square Footage Per Tenant............................      35,000            5,000 - 100,000
Office Finish........................................        8%                  3% - 15%
Site Coverage........................................       40%                 35% - 55%

     Lease Terms. The Industrial Properties are typically subject to lease on a "triple net basis," defined as leases in which tenants pay their proportionate share of real estate taxes, operating costs and utility costs, or subject to leases on a "modified gross basis," defined as leases in which tenants pay expenses over certain threshold levels. Lease terms typically range from three to 10 years, with an average of five years, excluding renewal options. The majority of the industrial leases do not include renewal options.

     The table below details the regional diversification of the Industrial Properties by listing the individual markets in which the Company owns and operates its Industrial Properties.

                        INDUSTRIAL PROPERTIES BY MARKET

                            AS OF DECEMBER 31, 1997

                                                                                                                    ANNUALIZED
                                                                               TOTAL                                BASE RENT
                                             NUMBER      NUMBER     NUMBER    RENTABLE                 ANNUALIZED   PER LEASED
                                               OF          OF         OF       SQUARE     PERCENTAGE   BASE RENT      SQUARE
REGION/MARKET                              PROPERTIES   BUILDINGS   LEASES      FEET        LEASED     (000S)(1)     FEET(2)
-------------                              ----------   ---------   ------   ----------   ----------   ----------   ----------
EASTERN
  Baltimore/Washington, D.C. ............       5            6        16        974,345      71.6%      $  2,945      $4.22
  Boston.................................       2           13        18      1,275,634      85.9          5,724       5.22
  Cincinnati.............................       4            5         8        728,374     100.0          2,555       3.51
  No. New Jersey.........................       3            3         5        984,944      91.0          3,471       3.87
  Philadelphia...........................       1           13        25        779,594      95.7          2,476       3.32
  Wilmington.............................       1            3         5        266,141     100.0          1,040       3.91
                                               --          ---       ---     ----------     -----       --------      -----
    Total/Weighted Average...............      16           43        77      5,009,032      88.5         18,211       4.11
MIDWESTERN
  Chicago................................      14           58       108      6,774,838      94.2         24,282       3.80
  Columbus...............................       2            2         2        468,433      93.2          1,271       2.91
  Minneapolis............................       7           26       117      3,490,484      99.1         12,124       3.50
                                               --          ---       ---     ----------     -----       --------      -----
    Total/Weighted Average...............      23           86       227     10,733,755      95.7         37,677       3.67
SOUTHERN
  Atlanta................................       4           25        97      2,405,149      96.1          9,847       4.26
  Austin.................................       1            6        22        735,240     100.0          4,805       6.54
  Dallas/Ft. Worth.......................      11           37       102      3,775,840      99.2         12,140       3.24
  Houston................................       1            5        16        464,696      93.4          1,376       3.17
  Miami..................................       3           12        42      1,361,040      93.4          8,272       6.51
  Orlando................................       4            6        16        748,218      82.7          1,883       3.04
                                               --          ---       ---     ----------     -----       --------      -----
    Total/Weighted Average...............      24           91       295      9,490,183      96.1         38,323       4.20
WESTERN
  Los Angeles............................       8           39        47      4,437,256      97.3         17,323       4.01
  Orange County..........................       2           11        33        401,937      98.5          2,368       5.98
  Sacramento.............................       1            1         1        182,437     100.0            630       3.45
  San Diego..............................       1            4        15        252,318     100.0          1,365       5.41
  San Francisco Bay Area.................      15           64       173      5,085,128      99.0         30,161       5.99
  Seattle................................       5           17        48      1,736,489     100.0          6,094       3.51
                                               --          ---       ---     ----------     -----       --------      -----
    Total/Weighted Average...............      32          136       317     12,095,565      98.5         57,941       4.86
                                               --          ---       ---     ----------     -----       --------      -----
  TOTAL/WEIGHTED AVERAGE.................      95          356       916     37,328,535      95.7%      $152,152      $4.26
                                               ==          ===       ===     ==========     =====       ========      =====

---------------
(1) Annualized Base Rent means the monthly contractual amount under existing leases as of December 31, 1997, multiplied by 12. This amount excludes expense reimbursements and rental abatements.

(2) Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 1997.

INDUSTRIAL PROPERTY LEASE EXPIRATIONS

     The following table summarizes the lease expirations for the Industrial Properties for leases in place as of December 31, 1997, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                    INDUSTRIAL PROPERTY LEASE EXPIRATIONS(1)

                            AS OF DECEMBER 31, 1997

                                                                                                      ANNUALIZED
                                              RENTABLE    PERCENTAGE    ANNUALIZED    PERCENTAGE OF    BASE RENT
                                               SQUARE      OF TOTAL    BASE RENT OF    ANNUALIZED     OF EXPIRING
                                 NUMBER OF   FOOTAGE OF    RENTABLE      EXPIRING     BASE RENT OF    LEASES PER
         YEAR OF LEASE            LEASES      EXPIRING      SQUARE        LEASES        EXPIRING        SQUARE
          EXPIRATION             EXPIRING      LEASES      FOOTAGE      (000S)(2)        LEASES         FOOT(3)
         -------------           ---------   ----------   ----------   ------------   -------------   -----------
   1998........................     203       5,698,130      15.3%       $ 24,161          14.8%         $4.24
   1999........................     181       6,112,460      16.4%         26,064          16.0           4.26
   2000........................     195       6,608,476      17.7%         29,677          18.2           4.49
   2001........................     126       4,375,871      11.7%         21,836          13.4           4.99
   2002........................     118       5,078,872      13.6%         23,345          14.3           4.60
   2003........................      35       2,379,619       6.4%         11,147           6.9           4.68
   2004........................      16       1,411,382       3.8%          6,952           4.3           4.93
   2005........................      17       1,803,606       4.8%          7,463           4.6           4.14
   2006........................      12         988,148       2.6%          6,096           3.7           6.17
   2007........................       4         254,017       0.7%          1,399           0.9           5.51
   2008........................       6         331,785       0.9%          1,480           0.9           4.46
   Beyond......................       8         800,948       2.1%          3,215           2.0           4.01
                                    ---      ----------      ----        --------         -----          -----
Total/Weighted Average.........     921      35,843,314      96.0%       $162,835         100.0%         $4.54
                                    ===      ==========      ====        ========         =====          =====

---------------
(1) Includes five leases aggregating 103,363 square feet that were in-place as of December 31, 1997, but which commenced in 1998.

(2) Based upon the base rent at expiration.

(3) Calculated as Annualized Base Rent divided by the square footage of expiring leases.

RETAIL PROPERTIES

     Property Characteristics. The Retail Properties generally contain between 80,000 and 350,000 rentable square feet. On average, 67% of the rentable square feet for each of the Retail Properties is leased to one or more Anchor Tenants (defined as those retail tenants occupying more than 10,000 rentable square feet and all grocery stores and drugstores). The following table identifies characteristics of a typical Retail Property.

                       COMMUNITY SHOPPING CENTER PROFILE

                                                              TYPICAL
                                                              BUILDING         RANGE
                                                              --------    ----------------
Rentable Square Feet........................................  190,000     80,000 - 350,000
Percentage Leased by Anchor Tenants.........................      67%        60% - 85%
Number of Tenants...........................................       25         10 - 50
Parking Spaces per 1,000 Square Feet........................      5.0        4.0 - 6.0
Square Footage Per Anchor Tenant............................   25,000     10,000 - 100,000
Average Square Footage Per Non-Anchor Tenant................    1,500       750 - 5,000

     Lease Terms. The Retail Properties are typically leased on a triple net basis, defined as leases in which tenants pay their proportionate share of real estate taxes, operating costs and utility costs. In addition, some leases, including some Anchor Tenant leases, require tenants to pay percentage rents based on gross retail sales above predetermined thresholds. Typical Anchor Tenant leases also provide for payment of a percentage administrative fee in lieu of a management fee (calculated as a percentage of common area maintenance) which ranges between 5% and 15%. Lease terms typical for Anchor Tenants range from 10 to 20 years, with an average of 19 years, with renewal options for an additional 10 to 20 years at fixed rents. Tenant improvement allowances are standard and the amounts vary by submarket. Lease terms typical for Non-Anchor Tenants range from three to 10 years, with an average of seven years. Non-Anchor Tenants typically receive options to renew for an additional five-year term at market rents.

     The table below details the regional diversification of the Retail Properties by listing the individual markets in which the Company owns and operates its Retail Properties.

                          RETAIL PROPERTIES BY MARKET

                            AS OF DECEMBER 31, 1997

                                                                                                            AVERAGE
                                                          ANCHOR       TOTAL                               BASE RENT
                                      NUMBER    NUMBER   RENTABLE    RENTABLE                 ANNUALIZED   PER SQUARE
                                        OF        OF      SQUARE      SQUARE     PERCENTAGE   BASE RENT       FEET
           REGION/MARKET              CENTERS   LEASES     FEET        FEET        LEASED     (000S)(1)    LEASED(2)
           -------------              -------   ------   ---------   ---------   ----------   ----------   ----------
EASTERN
  Albany............................     1        28       522,694     602,498      99.7%      $ 5,990       $ 9.98
  Baltimore/Washington, D.C. .......     1        12       389,669     404,669      99.9         4,639        11.48
  Hartford..........................     1        23       116,960     177,044      98.9         3,111        17.77
                                        --       ---     ---------   ---------     -----       -------       ------
  Total/Weighted Average............     3        63     1,029,323   1,184,211      99.6        13,740        11.65
MIDWESTERN
  Chicago...........................     3        46       404,262     504,735      95.8         4,683         9.67
  Minneapolis.......................     1        30       151,627     205,787     100.0         2,202        10.70
                                        --       ---     ---------   ---------     -----       -------       ------
  Total/Weighted Average............     4        76       555,889     710,522      97.0         6,885         9.99
SOUTHERN
  Atlanta...........................     1        18        68,499      97,899     100.0         1,192        12.18
  Houston...........................     5        98       563,677     823,599      94.8         8,288        10.61
  Miami(3)..........................     4       106       497,149     782,025      85.2         7,953        11.94
                                        --       ---     ---------   ---------     -----       -------       ------
  Total/Weighted Average............    10       222     1,129,325   1,703,523      90.7        17,433        11.29
WESTERN
  Denver............................     2        66       343,917     512,342      98.1         4,992         9.93
  Los Angeles.......................     3       153       408,904     751,132      98.6        10,527        14.21
  Reno..............................     1        14        47,140      76,757      94.3           726        10.03
  San Diego.........................     2        79       107,015     276,539      94.8         4,303        16.41
  San Francisco Bay Area............     5       113       419,117     673,031      97.9         8,898        13.50
  Santa Barbara.....................     1        25        92,980     144,775      96.9         2,233        15.92
  Seattle...........................     2        33       123,688     183,514     100.0         2,269        12.37
                                        --       ---     ---------   ---------     -----       -------       ------
  Total/Weighted Average............    16       483     1,542,761   2,618,090      97.8        33,948        13.26
                                        --       ---     ---------   ---------     -----       -------       ------
TOTAL/WEIGHTED AVERAGE..............    33       844     4,257,298   6,216,346      96.1%      $72,006       $12.05
                                        ==       ===     =========   =========     =====       =======       ======

---------------
(1) Annualized Base Rent means the monthly contractual amount under existing leases as of December 31, 1997, multiplied by 12. This amount excludes expense reimbursements and rental abatements.

(2) Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 1997.

(3) Percentage leased rate is attributable to the renovation of Palm Aire, which was 55% leased as of December 31, 1997. See "Renovation, Expansion and Development Projects in Progress."

RETAIL PROPERTY LEASE EXPIRATIONS

     The following table sets forth a summary schedule of the Retail Property lease expirations for leases in place as of December 31, 1997 without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                      RETAIL PROPERTY LEASE EXPIRATIONS(1)

                            AS OF DECEMBER 31, 1997

                                                                         ANNUALIZED    PERCENTAGE OF   ANNUALIZED
                                               RENTABLE    PERCENTAGE       BASE        ANNUALIZED      RENT OF
                                                SQUARE      OF TOTAL      RENT OF          BASE         EXPIRING
                                  NUMBER OF   FOOTAGE OF    RENTABLE      EXPIRING        RENT OF      LEASES PER
         YEAR OF LEASE             LEASES       LEASES       SQUARE        LEASES        EXPIRING        SQUARE
          EXPIRATIONS             EXPIRING     EXPIRING     FOOTAGE      (000S)(2)        LEASES        FOOT(3)
         -------------            ---------   ----------   ----------   ------------   -------------   ----------
   1998.........................     134        436,544        7.0%       $ 5,350            6.7%        $12.26
   1999.........................     117        378,979        6.1          5,427            6.8          14.32
   2000.........................     110        422,775        6.8          5,487            6.9          12.98
   2001.........................     103        403,393        6.5          6,022            7.6          14.93
   2002.........................     119        373,594        6.0          6,985            8.8          18.70
   2003.........................      39        232,725        3.7          3,354            4.2          14.41
   2004.........................      31        205,520        3.3          3,100            3.9          15.09
   2005.........................      36        142,907        2.3          3,358            4.2          23.50
   2006.........................      46        295,923        4.8          5,540            7.0          18.72
   2007.........................      30        394,022        6.3          4,575            5.8          11.61
   2008.........................      11        252,033        4.1          2,205            2.8           8.75
   and beyond...................      82      2,467,558       39.7         28,076           35.3          11.38
                                     ---      ---------       ----        -------          -----         ------
Total/Weighted Average..........     858      6,005,973       96.6%       $79,479          100.0%        $13.23
                                     ===      =========       ====        =======          =====         ======

---------------
(1) Includes 14 leases aggregating 31,207 square feet that were in-place as of December 31, 1997, but which commenced in 1998.

(2) Based upon base rent at expiration.

(3) Calculated as Annualized Base Rent divided by the square footage of expiring leases.

LEASE RENEWALS, RETENTION RATES AND RENT INCREASES

     The following table sets forth information relating to lease renewals, retention rates, and rent increases on renewal and re-tenanted space for the Properties for each of the periods presented.

                                                         YEAR ENDED DECEMBER 31,        TOTAL/
                                                       ----------------------------    WEIGHTED
                                                       1994    1995    1996    1997    AVERAGE
                                                       ----    ----    ----    ----    --------
INDUSTRIAL PROPERTIES
  Retention rate.....................................  64.0%   67.9%   79.2%   69.5%     71.5%
  Rent increases (decreases).........................  (5.9%)   4.8%    4.7%   13.0%
RETAIL PROPERTIES
  Retention rate.....................................  82.4%   63.5%   88.4%   87.8%     82.8%
  Rent increases.....................................   9.1%    3.2%    5.4%   10.1%
TOTAL PROPERTIES
  Retention rate.....................................  65.6%   67.7%   79.8%   70.3%     72.1%

RECURRING BUILDING IMPROVEMENTS

     The Company considers recurring building improvements to be expenditures that (i) are incurred subsequent to the first three years of ownership of the Property, during which the initial capital improvement plan is completed and
(ii) prevent deterioration or maintain the building in an efficient operating condition. The table below summarizes recurring building improvements for the years ended December 31, 1994, 1995, 1996, and 1997 for the Industrial Properties and the Retail Properties. The amounts set forth below are not necessarily indicative of future levels of building improvements.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                              1994     1995     1996     1997
                                                              -----    -----    -----    -----
INDUSTRIAL PROPERTIES
  Average improvements per square foot......................  $0.00    $0.01    $0.01    $0.05
RETAIL PROPERTIES
  Average improvements per square foot......................  $0.01    $0.03    $0.04    $0.15

RECURRING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

     The tables below summarize for Industrial Properties and Retail Properties, separately, the recurring tenant improvements and leasing commissions per square feet leased for the years ended December 31, 1994, 1995, 1996, and 1997. The recurring tenant improvements and leasing commissions represent costs incurred to lease space after the initial lease term of the initial tenant, excluding costs incurred to relocate tenants as part of a re-tenanting strategy. The tenant improvements and leasing commissions set forth below are not necessarily indicative of future tenant improvements and leasing commissions.

                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------    WEIGHTED
                                                   1994     1995     1996     1997     AVERAGE
                                                   -----    -----    -----    -----    --------
INDUSTRIAL PROPERTIES
  Expenditures per renewed square foot leased....  $0.83    $0.91    $0.93    $1.05     $0.96
  Expenditures per re-tenanted square foot
     leased......................................  $2.14    $1.75    $1.97    $1.62     $1.83
  Aggregate weighted average per square foot
     leased......................................  $1.61    $1.32    $1.29    $1.30     $1.35
RETAIL PROPERTIES
  Expenditures per renewed square foot leased....  $4.95    $5.53    $4.72    $4.25     $4.71
  Expenditures per re-tenanted square foot
     leased......................................  $6.11    $5.37    $6.53    $7.92     $7.10
  Aggregate weighted average per square foot
     leased......................................  $5.61    $5.46    $5.61    $6.41     $5.98

OCCUPANCY

     The table below sets forth weighted average occupancy rates and average base rent per square foot, based on square feet leased, of the Industrial Properties and the Retail Properties as of December 31, 1994, 1995, 1996 and 1997.

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                           1994      1995      1996      1997
                                                          ------    ------    ------    ------
INDUSTRIAL PROPERTIES
  Occupancy rate at period end..........................    96.9%     97.3%     97.2%     95.7%
  Average base rent per square foot(1)..................  $ 3.48    $ 3.43    $ 3.81    $ 4.26
RETAIL PROPERTIES
  Occupancy rate at period end..........................    93.7%     92.4%     92.4%     96.1%
  Average base rent per square foot(1)..................  $ 9.45    $10.46    $11.32    $12.05

---------------
(1) Average base rent per square foot represents the total contractual base rental revenue for the period divided by the average occupied square feet during the period.

RENOVATION, EXPANSION AND DEVELOPMENT PROJECTS IN PROGRESS

     The following table sets forth the Properties owned by the Company that are currently undergoing renovation, expansion, or new development.

                                                                                   DEVELOPMENT ACTIVITY
                                                                   ----------------------------------------------------
                                         INITIAL                                 ESTIMATED      TOTAL
                                       ACQUISITION     SQUARE                      SHELL      ESTIMATED       SQUARE
                              DATE        PRICE        FEET AT                   COMPLETION   INVESTMENT     FEET AT
         LOCATION           ACQUIRED    (000S)(1)    ACQUISITION     TYPE(3)      DATE(4)     (000S)(5)     COMPLETION
         --------           --------   -----------   -----------   -----------   ----------   ----------   ------------
INDUSTRIAL PROPERTIES
  South Brunswick, NJ.....  May-96       $21,000       554,521     Expansion     July-98       $46,900      1,200,000
  San Leandro, CA.........  Aug-96         5,400       175,325     Development   Jan-98         10,600        255,300
  San Leandro, CA(2)......  Aug-97         1,100            --     Development   Aug-98          4,800        115,000
  Mendota Heights,
    MN(2).................  June-97        1,100            --     Development   Nov-97          6,900        150,400
                                         -------       -------                                 -------      ---------
                                          28,600       729,846                                  69,200      1,720,700
RETAIL PROPERTIES
  Miami, FL...............  May-96         3,100       143,987     Renovation    Feb-98         11,500        144,300
  Reno, NV................  Sep-90         8,600        76,757     Expansion     May-98          9,100         80,800
                                         -------       -------                                 -------      ---------
                                          11,700       220,744                                  20,600        225,100
                                         -------       -------                                 -------      ---------
Total.....................               $40,300       950,590                                 $89,800      1,945,800
                                         =======       =======                                 =======      =========

---------------
(1) Purchase price plus acquisition costs and capital costs.

(2) Represents the development of a building.

(3) Renovation with respect to a Property means capital improvements, which have totaled 20% or more of the total cost of such Property within a 24-month period or have resulted in material improvement of physical condition. Expansion with respect to a Property means construction resulting in an increase in the rentable square footage of an existing structure or the development of additional buildings on a Property on which existing buildings are located. Development with respect to a Property means new construction on a previously undeveloped location.

(4) Represents expected date of shell completion. Such dates are based upon the Company's current planning estimates and forecasts and are therefore subject to change.

(5) Represents total estimated cost of renovation, expansion or development, including initial acquisition costs. The estimates are based on the Company's current planning estimates and forecasts and are therefore subject to change.

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of December 31, 1997, the Company held interests in eight joint ventures, limited liability companies and partnerships (collectively, the "Joint Ventures") with certain unaffiliated third parties (the "Joint Venture Participants"). Pursuant to the existing agreements with respect to each Joint Venture, the Company holds a greater than 50% interest in seven of the Joint Ventures and a 50% interest in the eighth Joint Venture, but in certain cases such agreements provide that the Company will be a limited partner or that the Joint Venture Participant will be principally responsible for day-to-day management of the Property (though in all such cases, the Company has approval rights with respect to major decisions involving the underlying Properties). Under the agreements governing the Joint Ventures, the Company and the Joint Venture Participant may be required to make additional capital contributions, and subject to certain limitations, the Joint Ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of the interest in the Joint Venture by the Company or the Joint Venture Participant, and provide certain rights to the Company or the Joint Venture Participant to sell its interest to the Joint Venture or to the other participant on terms specified in the agreement. All Joint Ventures terminate in 2024 or later, but the Joint Ventures may end earlier if the respective Joint Venture ceases to hold any interest in or have any obligations relating to the property held by such Joint Venture.

     The following table sets forth certain information regarding the Joint Ventures as of December 31, 1997 (dollars in thousands):

                               GROSS
                                BOOK      MORTGAGE    MINORITY    COMPANY'S           FORM OF
          PROPERTY             VALUE        DEBT      INTEREST     EQUITY       COMPANY'S INTEREST
          --------            --------    --------    --------    ---------   -----------------------
INDUSTRIAL PROPERTIES
  Chancellor................  $  6,390    $ (2,987)   $   (604)   $  2,799    90% general partnership
                                                                              interest
  Fairway Drive.............    12,956          --        (314)     12,642    70% LLC interest
  Nippon Express............     5,079          --        (446)      4,633    50% limited partnership
                                                                              interest
  Metric Center.............    43,957          --      (5,457)     38,500    87.15% limited
                                                                              partnership interest
                              --------    --------    --------    --------
     Subtotal...............    68,382      (2,987)     (6,821)     58,574
RETAIL PROPERTIES
  Kendall Mall..............    35,703     (25,162)        438      10,979    50.0001% limited
                                                                              partnership interest
  Manhattan Village.........    83,287          --      (7,941)     75,346    90% LLC interest
  Palm Aire.................    12,983      (4,505)     (1,107)      7,371    50.0001% general
                                                                              partnership interest
  The Plaza at Delray.......    35,021     (23,455)       (353)     11,213    50.0001% limited
                                                                              partnership interest
                              --------    --------    --------    --------
     Subtotal...............   166,994     (53,122)     (8,963)    104,909
                              --------    --------    --------    --------
Total.......................  $235,376    $(56,109)   $(15,784)   $163,483
                              ========    ========    ========    ========

     The Company accounts for all of the above investments on a consolidated basis for financial reporting purposes because of its ability to exercise control over significant aspects of the investment as well as its significant economic interest in such investments. See "Item 14, Note 2 of the Notes to Consolidated Financial Statements."

SECURED DEBT

     As of December 31, 1997, the Operating Partnership had $517.4 million of indebtedness secured by deeds of trust on 48 of the Properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 4 to the Company's consolidated financial statements included herewith. Management believes that as of December 31, 1997, the value of the Properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to its business, to which the Company is a party or of which any of its properties are the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") on November 21, 1997, under the symbol "AMB." As of March 11, 1998, there were 121 holders of record of the

Company's Common Stock (excluding shares held through The Deposit Trust Company, as nominee). Set forth below are the high and low sales prices per share of the Company's Common Stock, as reported on the NYSE composite tape, and the distribution per share paid by the Company during the period from November 26, 1997 through December 31, 1997.

                         1997                            HIGH      LOW      DISTRIBUTION
                         ----                            ----      ---      ------------
4th Quarter (from 11/21/97)............................  $25 1/8   $22 1/4     $0.134

     On December 8, 1997, the Company declared a pro rata distribution of $0.134 per common share, payable December 29, 1997 to stockholders of record on December 18, 1997. The pro rata distribution covered the period from November 26, 1997 through December 31, 1997, and was based upon $0.3425 per common share for a full quarter. For Federal income tax purposes, 100% of the distribution was reported to stockholders as ordinary income.

     In connection with the Formation Transactions, the Company issued 65,022,185 shares of common stock in consideration for the acquisition of certain properties. In addition, the Operating Partnership issued 2,542,163 LP Units in consideration for the acquisition of certain properties. Holders of the LP Units may redeem part or all of their LP Units for cash, or at the election of the Company, exchange such LP Units for shares of Common Stock on a one-for-one basis. This redemption/exchange right may not be exercised prior to November 25, 1998.

     The issuance of the Common Stock and the LP Units in connection with the Formation Transactions constituted private placements of securities which were exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

SELECTED COMPANY AND PREDECESSOR FINANCIAL AND OTHER DATA

     The following table sets forth selected consolidated historical financial and other data for the Company and its Predecessor on an historical basis for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, and on a pro forma basis for the Company for the year ended December 31, 1997 (giving effect to the completion of the Formation Transactions, the Offering and certain property acquisitions and dispositions). The historical financial information contained in the tables should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedule included elsewhere in the Form 10-K.

     The historical results of the Company for 1997 include the results of operations of the Company, including property operations for the period from November 26, 1997 (the commencement of operations as a fully integrated real estate company) to December 31, 1997 and the results of the Company's Predecessor, an investment manager, for the period from January 1, 1997 to November 25, 1997.

SELECTED PROPERTY FINANCIAL AND OTHER DATA

     For comparative purposes, the table that follows provides selected historical financial and other data of the Properties which were owned by the Company as of December 31, 1997 for periods prior to the Formation Transactions and excludes the results of the Predecessor. The table provides consolidated financial and other data on a pro forma basis after giving effect to the completion of the Formation Transactions, the Offering and certain property acquisitions (including the acquisition of 5.5 million square feet of industrial properties) and dispositions. The historical financial information contained in the tables should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedule included elsewhere herein.

     The historical results of the Properties for 1997 include the results achieved by the Company for the period from November 26, 1997 (acquisition date) to December 31, 1997 and the results achieved by the prior owners of the Properties for the period from January 1, 1997 to November 25, 1997. The historical results of operations of the Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to the Company in the Formation Transactions that were not previously managed by the Predecessor. In addition, the historical results of operations include the results of properties acquired after November 26, 1997, from the date of acquisition of such properties to December 31, 1997.

     In the opinion of management, the pro forma condensed consolidated financial information provides for all adjustments necessary to reflect the effects of the Formation Transactions, the Offering, property acquisitions and dispositions and certain other transactions. The pro forma information is unaudited and is not necessarily indicative of the consolidated results that would have occurred if the transactions and adjustments reflected therein had been consummated in the period or on the date presented, or on any particular date in the future, nor does it purport to represent the financial position, results of operations or changes in cash flows for future periods.

           SELECTED COMPANY AND PREDECESSOR FINANCIAL AND OTHER DATA
     (IN THOUSANDS EXCEPT SHARE DATA, PERCENTAGES AND NUMBER OF PROPERTIES)

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                                                                   COMPANY(2)(3)
                                                                              -----------------------
                                                  PREDECESSOR(1)              HISTORICAL    PRO FORMA
                                       ------------------------------------   -----------   ---------
                                        1993     1994      1995      1996        1997         1997
                                       ------   -------   -------   -------   -----------   ---------
OPERATING DATA:
Total revenues.......................  $7,155   $12,865   $16,865   $23,991   $   56,062    $ 284,674
Income from operations before
  minority interests.................     798     2,925     3,296     7,140       18,885      103,903
Net income...........................     798     2,925     3,262     7,003       18,228       99,508
Net income per share:
  Basic(4)...........................    0.17      0.59      0.64      1.38         1.39         1.16
  Diluted(4).........................    0.17      0.59      0.64      1.38         1.38         1.15
OTHER DATA:
EBITDA(5)............................                                                       $ 195,218
Funds from Operations(6).............                                                         147,409
Cash flows provided by (used in):
  Operating activities...............                                                         131,621
  Investing activities...............                                                        (607,768)
  Financing activities...............                                                         553,199
BALANCE SHEET DATA:
Investments in real estate at cost...  $   --   $    --   $    --   $    --   $2,442,999
Total assets.........................   2,739     4,092     4,948     7,085    2,506,255
Secured debt(7)......................      --        --        --        --      535,652
Unsecured credit facility............      --        --        --        --      150,000
Stockholders' equity.................   2,480     3,848     4,241     6,300    1,668,030

---------------
(1) Represents the Predecessor's historical financial and other data for the years ended December 31, 1993, 1994, 1995, and 1996. The Predecessor operated as an investment manager prior to November 26, 1997.

(2) Represents the Predecessor's historical financial and other data for the period January 1, 1997 through November 25, 1997. The financial and other data of the Company, and the properties acquired in the Formation Transactions, have been included subsequent to November 26, 1997, the date of acquisition.

(3) Pro forma financial and other data has been prepared as if the Formation Transactions, the Offering (as described in "Item 14. Notes to Consolidated Financial Statements, Note 1") and certain property acquisitions and dispositions had occurred on January 1, 1997.

(4) Pro forma basic and diluted net income per share equals the pro forma net income divided by 85,874,513 and 86,156,556 shares, respectively.

(5) EBITDA is computed as income from operations before disposal of properties and minority interests plus interest expense, income taxes, depreciation and amortization. Management believes that in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures.

(6) FFO represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, gains (losses) from the disposal of properties and FFO attributable to minority interests in consolidated joint ventures whose interests are not convertible into shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) Secured debt as of December 31, 1997 includes unamortized debt premiums of approximately $18,286. See "Item 14. Notes to Consolidated Financial Statements, Notes 2 and 4."

                   SELECTED PROPERTY FINANCIAL AND OTHER DATA
           (IN THOUSANDS EXCEPT PERCENTAGES AND NUMBER OF PROPERTIES)

                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                                                                    COMPANY(2)(3)
                                                                                ----------------------
                                           PROPERTIES COMBINED(1)               HISTORICAL   PRO FORMA
                                ---------------------------------------------   ----------   ---------
                                  1993       1994        1995         1996         1997        1997
                                --------   --------   ----------   ----------   ----------   ---------
OPERATING DATA:
Rental revenues...............  $ 24,243   $ 50,893   $  106,180   $  166,415   $  233,856   $282,665
Other income..................       155        789        2,069        1,538        1,369      2,009
Total revenues................    24,398     51,682      108,249      167,953      235,225    284,674
Property operating expenses...     7,991     16,744       36,891       55,321       80,858     81,478
Net operating income..........    16,407     34,938       71,358      112,632      154,367    203,196
BALANCE SHEET DATA:
Investment in real estate at
  cost........................   323,230    666,672    1,018,681    1,616,091    2,442,999
Secured debt(4)...............   100,496    201,959      254,067      522,634      535,652
PROPERTY DATA:
INDUSTRIAL PROPERTIES
Total rentable square footage
  of properties at end of
  period......................     5,638     13,364       21,598       29,609       37,329
Number of properties at end of
  period......................        12         28           44           60           95
Occupancy rate at end of
  period......................      97.4%      96.9%        97.3%        97.2%        95.7%
RETAIL PROPERTIES
Total rentable square footage
  of properties at end of
  period......................     1,074      2,422        3,299        5,282        6,216
Number of properties at end of
  period......................         9         14           19           30           33
Occupancy rate at end of
  period......................      96.5%      93.7%        92.4%        92.4%        96.1%

---------------
(1) Represents the Properties' combined historical financial and other data for the years ended December 31, 1993, 1994, 1995, and 1996. The historical results of operations of the Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to the Company in the Formation Transactions that were not previously managed by the Predecessor.

(2) The historical results of the Properties for 1997 include the results of the Company for the period from November 26, 1997 (acquisition date) to December 31, 1997 and the results achieved by the prior owners of the Properties for the period from January 1, 1997 to November 25, 1997.

(3) The pro forma financial and other data has been prepared as if the Formation Transactions, the Offering (as described in "Item 14. Notes to Consolidated Financial Statements, Note 1"), and certain property acquisitions and dispositions had occurred on January 1, 1997.

(4) Secured debt as of December 31, 1997 includes unamortized debt premiums of approximately $18,286. See "Item 14. Notes to Consolidated Financial Statements, Notes 2 and 4."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with "Item 14. Notes to Consolidated Financial Statements" and "Item 6. Selected Financial and Other Data." Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts may be forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

GENERAL

     Because of the significant impact of the Formation Transactions and the Offering on the Company's results of operations, the discussion below is presented as follows: (i) results of the Company and its Predecessor for 1997, 1996, and 1995, and (ii) results of the Properties for 1997, 1996, and 1995.

     The historical results of the Company for 1997 include its results, including property operations, for the period from November 26, 1997 (the commencement of operations as a fully integrated real estate company) to December 31, 1997 and the results of the Company's Predecessor, an investment manager, for the period from January 1, 1997 to November 25, 1997, and the years ended December 31, 1996 and 1995. As an investment manager, the Predecessor's revenues consisted primarily of fees earned in connection with real estate management services. Management's discussion and analysis of the Company and Predecessor for the years ended December 31, 1997, 1996, and 1995 is limited to investment management and other income and general and administrative expenses, and excludes a discussion of rental revenues, operating expenses, interest expense and depreciation and amortization because such analysis is not comparable or meaningful given the differences in lines of business between the Company and the Predecessor.

     The historical results of the Properties for 1997 include the results achieved by the Company for the period from November 26, 1997 (acquisition date) to December 31, 1997 and the results achieved by the prior owners of the Properties for the period from January 1, 1997 to November 25, 1997. The discussion below for the years ended December 31, 1997, 1996 and 1995 is limited to a discussion of rental revenues, property operating expense and real estate taxes and excludes an analysis of other income, interest expense and depreciation and amortization because such analysis is not comparable or meaningful given the differences in capital structures between the Company and the prior owners of the Properties and the impact of the Formation Transactions and Offering on the Properties.

COMPANY AND PREDECESSOR RESULTS OF OPERATIONS

COMPANY AND PREDECESSOR -- YEARS ENDED DECEMBER 31, 1997 AND 1996

     Investment management and other income. Investment management and other income for the period from January 1, 1997 to November 25, 1997 was $29.0 million, which on an annualized basis represents a 34.1% increase over the year ended December 31, 1996. The increase reflects the growth in the portfolio under management. Investment management and other income for the period from November 26, 1997 to December 31, 1997 was $0.6 million.

     General and administrative expenses. General and administrative expenses for the period from January 1, 1997 to November 25, 1997 were $19.4 million, which represents a 27.7% increase on an annualized basis over the year ended December 31, 1996. The increase was attributable to an increase in staffing that resulted from the growth in the portfolio under management.

PREDECESSOR -- YEARS ENDED DECEMBER 31, 1996 AND 1995

     Investment management and other income. Investment management and other income for the years ended December 31, 1995 and 1996 was $16.9 million and $24.0 million, respectively, an increase of 42.0%. The increase from 1995 to 1996 was primarily due to management fees associated with a growing portfolio and increased economies of scale from managing this larger portfolio.

     General and administrative expenses. General and administrative expenses for the years ended December 31, 1995 and 1996 were $13.6 million and $16.9 million, respectively, reflecting the increase in size of the portfolio under management.

PROPERTIES RESULTS OF OPERATIONS

     The historical results of operations of the Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to the Company in the Formation Transactions that were not previously managed by the Predecessor. In addition, the historical results of operations include the results of properties acquired after November 26, 1997, from the date of acquisition of such properties to December 31, 1997.

     The historical property financial data presented herein show significant increases in revenues and expenses principally attributable to the substantial portfolio growth. As a result, the Company does not believe the year-to-year financial data are comparable to prior periods. Therefore, the analysis below shows (i) changes resulting from Properties that were held during the entire period for both years being compared (the "Core Portfolio") and (ii) changes attributable to acquisition and development activity. For the comparison between the years ended December 31, 1997 and 1996, the Core Portfolio consists of the 59 Properties acquired prior to January 1, 1996, and for the comparison between the years ended December 31, 1996 and 1995, the Core Portfolio consists of the 42 Properties acquired prior to January 1, 1995. The Company's future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. No assurance can be given that the past trends of revenues, expenses or income of the Company will continue in the future at their historical rates, and any variation therefrom may be material.

PROPERTIES -- YEARS ENDED DECEMBER 31, 1997 AND 1996

     Rental revenues. Rental income, including tenant reimbursements and other property related income, increased by $67.5 million, or 40.6%, for the year ended December 31, 1997, to $233.9 million as compared to $166.4 million for the year ended December 31, 1996. Approximately $8.8 million, or 13.0% of this increase, was attributable to the Core Portfolio, with the remaining $58.7 million attributable to Properties acquired in 1997 and 1996. The 6.3% growth in rental income in the Core Portfolio resulted primarily from the incremental effect of rental rate increases and reimbursement of expenses. In 1997, the Company increased average contractual or base rental rates on the Properties by 12% on 393 new and renewing leases totaling 7.5 million rentable square feet (representing 17.2% of the Properties' aggregate rentable square footage).

     Property operating expenses and real estate taxes. Property operating expenses and real estate taxes increased by $25.6 million, or 46.3%, for the year ended December 31, 1997, to $80.9 million as compared to $55.3 million for the year ended December 31, 1996. Approximately $3.4 million of this increase was attributable to the Core Portfolio, with the remaining $22.2 million attributable to Properties acquired in 1997 and 1996. Core Portfolio real estate taxes and insurance expense increased by approximately $1.4 million from 1996 to 1997. Core Portfolio other property operating expenses (excluding real estate taxes and insurance) increased by $2.0 million from 1996 to 1997. The increases in expenses are primarily due to increases in property tax assessment values and incentive management fees expense.

PROPERTIES -- YEARS ENDED DECEMBER 31, 1996 AND 1995

     Rental revenues. Rental income, including tenant reimbursements and other property related income, increased by $60.2 million, or 56.7%, for the year ended December 31, 1996, to $166.4 million as compared to $106.2 million for the year ended 1995. Approximately $7.5 million, or 12.5% of this increase, was attributable to the Core Portfolio, with the remaining $52.7 million attributable to Properties acquired in 1996 and 1995. The 8.6% growth in rental income in the Core Portfolio resulted primarily from rental rate increases.

     Property operating expenses and real estate taxes. Property operating expenses and real estate taxes increased by $18.4 million, or 49.9%, for the year ended December 31, 1996, to $55.3 million as compared to $36.9 million for the year ended December 31, 1995. Approximately $1.6 million of this increase was attributable to the Core Portfolio, with the remaining $16.8 million attributable to Properties acquired in 1996 and 1995. The Core Portfolio had an increase of approximately $1.0 million in real estate tax and insurance expense. The other property operating expenses (excluding real estate taxes and insurance) for the Core Portfolio increased by $0.6 million from 1995 to 1996. The increases in expenses are primarily due to increases in property tax assessment values and miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects that its principal sources of funding for acquisitions, development, expansion and renovation of the Properties will include the unsecured credit facility, permanent secured debt financing, proceeds from public and private unsecured debt offerings, proceeds from public and private equity offerings and cash flows provided by operations. Management believes that its liquidity and its ability to access private and public debt and equity capital are adequate to continue to meet liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     The Company has a $500 million unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 0.15% to 0.25% based on the Company's credit rating. The Company is using the Credit Facility principally for acquisitions and for general working capital requirements. Borrowings under the Credit Facility bear interest at LIBOR plus 110 basis points through August 1998 or until the Company receives an investment grade debt rating. Thereafter, borrowings under the Credit Facility will bear interest at a rate equal to LIBOR plus 90 to 120 basis points, depending on the Company's then current debt rating. As of December 31, 1997, the outstanding balance on the Credit Facility was $150 million and bore interest at LIBOR plus 1.10%, resulting in an interest rate on most recent borrowings of 7.10%. Monthly debt service payments on the Credit Facility are interest only. The Credit Facility matures in November 2000. See "Note 4 of Notes to Consolidated Financial Statements." The total amount available under the Credit Facility fluctuates based upon the borrowing base, as defined in the agreement governing the Credit Facility. Currently, the total amount available is approximately $460 million.

     In connection with the Formation Transactions, the Company assumed a 12-year non-recourse financing facility, which is secured by six of the Properties. As of December 31, 1997, $73 million was outstanding. Payments of interest only are due monthly at a fixed annual interest rate of 7.53%. The payment of principal is due December 12, 2008. Under the secured facility, the Company may substitute collateral, subject to certain requirements with respect to the property offered as replacement collateral.

     In connection with the Formation Transactions, the Company also assumed mortgage indebtedness associated with 42 of the Properties. The aggregate principal amount of such mortgage indebtedness was $444.4 million as of December 31, 1997. The mortgage indebtedness bears interest at rates varying from 7.01% to 10.38% per annum (with a weighted average of 7.87%) and final maturity dates ranging from 1998 to 2008.

     As of December 31, 1997, the Company's total outstanding debt was approximately $685.7 million, including unamortized debt premiums of approximately $18.3 million, which were recorded in connection with the Formation Transactions. See "Note 4 of Notes to Consolidated Financial Statements." The total amount of debt principal to be paid in 1998 is approximately $19.4 million, including normal principal amortization of approximately $5.6 million.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, the Company presently intends to operate with a debt-to-total market capitalization ratio of less than 45%. Additionally, the Company intends to continue to structure its balance sheet in order to obtain an investment grade rating on its senior unsecured debt. The Company intends to keep the majority of its assets unencumbered to facilitate such rating. As of December 31, 1997, the Company's debt-to-total market capitalization ratio was approximately 23.6%.

LIQUIDITY

     As of December 31, 1997, the Company had approximately $39.9 million in cash and cash equivalents and $150 million of outstanding borrowings drawn from the Credit Facility. The Company intends to use cash from operations and available borrowings under its Credit Facility to fund acquisitions and capital expenditures and to provide for general working capital requirements.

     On December 8, 1997, the Company declared a pro rata distribution of $0.134 per common share, payable December 29, 1997 to stockholders of record on December 18, 1997. The pro rata distribution covered the period from November 26, 1997 through December 31, 1997, and was based upon $0.3425 per common share for a full quarter. For Federal income tax purposes, 100% of the distribution was reported to stockholders as ordinary income.

     The anticipated size of the Company's distributions, using only cash from operations, will not allow it to retire all of its debt as it comes due. Therefore, the Company intends to repay maturing debt with net proceeds from future debt and/or equity financings. No assurance can be given, however, that future financings will be available on terms favorable to the Company.

LEASING ACTIVITY

     During the year ending December 31, 1998, leases relating to approximately
5.7 million rentable square feet of the Industrial Properties, 13.1% of total rentable square feet, and 0.4 million rentable square feet of the Retail Properties, 1.0% of total rentable square feet, will expire. Although no assurances can be given, the Company expects that it will be able to renew or re-tenant the expiring square feet at then-prevailing market rates. In connection with the renewal and re-tenanting of space, the Company will likely incur tenant improvement and leasing costs. See "Properties -- Retail Properties -- Recurring Tenant Improvements and Leasing Commissions."

CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, the Company is currently in the process of renovating, expanding or developing six projects at a total estimated cost of $89.9 million. Further, the Company has acquired or is in the process of acquiring additional properties. The Company presently expects to fund these expenditures with cash from operations and borrowings under the Credit Facility. Other than these capital items, the Company has no material capital commitments. The Company expects that its funds from operations and availability under its Credit Facility will be sufficient to meet expected capital commitments for the next 12 months.

INFLATION

     Substantially all of the industrial and retail leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, many of the industrial and retail leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). Management believes that inflationary increases in operating expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

YEAR 2000 COMPLIANCE

     The Company's current financial systems adequately provide for a four-digit year and management does not believe that the year 2000 issue will materially affect its operations. Additionally, the Company currently does not expect that the year 2000 issue will materially affect its operations due to problems encountered by its suppliers, customers and lenders.

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO"), as defined by NAREIT, is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance.

     The following table reflects the calculation of the Company's FFO on a pro forma basis after giving effect to the completion of the Offering, the Formation Transactions, property acquisitions and dispositions, and certain other transactions as if they had occurred on January 1, 1997. FFO is not presented for the Properties and the Company on an historical basis because it is not comparable or meaningful due to the significant differences in capital structures between the Company and the prior owners of the Properties.

                                                                     1997
                                                                --------------
                                                                (IN THOUSANDS,
                                                                EXCEPT SHARES)
Income from operations before minority interests............     $   103,903
Real estate depreciation and amortization...................          45,886
Furniture, fixtures and equipment depreciation..............            (173)
FFO attributable to minority interests(1)(2)................          (2,207)
                                                                 -----------
FFO(1)......................................................     $   147,409
                                                                 ===========
Weighted average shares and units outstanding (diluted).....      88,698,719
Cash flows provided by (used in):
     Operating activities...................................         131,621
     Investing activities...................................        (607,768)
     Financing activities...................................         553,199

---------------
(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Properties' financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Properties' liquidity, nor is it indicative of funds available to fund the Properties' cash needs, including its ability to make distributions.

(2) Represents FFO attributable to minority interests in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income before disposal of properties plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. Such minority interests are not convertible into shares of Common Stock.

SELECTED PRO FORMA PROPERTY FINANCIAL DATA

     The following table provides selected pro forma property financial data on the Company's Industrial and Retail Properties for the year ended December 31, 1997 (giving effect to the completion of the Formation Transactions, the Offering and property acquisitions and dispositions).

                                                           SELECTED PRO FORMA PROPERTY FINANCIAL DATA
                                                                  AS OF AND FOR THE YEAR ENDED
                                                                       DECEMBER 31, 1997
                                                                         (IN THOUSANDS)
                                                          --------------------------------------------
                                                           INDUSTRIAL        RETAIL          TOTAL
                                                           PROPERTIES      PROPERTIES      PROPERTIES
                                                          ------------    ------------    ------------
Rental revenues.........................................   $  187,793       $ 94,872       $  282,665
Property operating expenses.............................       51,150         30,328           81,478
Net operating income....................................      136,643         64,544          201,187
Real estate investments at cost(1)......................    1,644,028        798,971        2,442,999

---------------
(1) Historical cost basis as of December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Schedules:

     The following consolidated financial information is included as a separate section of this report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-1
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................   F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............   F-5
Notes to Consolidated Financial Statements..................   F-6
Schedule III -- Real Estate and Accumulated Depreciation....   S-1

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (3) Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1*     Articles of Incorporation of the Registrant.
  3.2*     Bylaws of the Registrant.
  3.3*     Form of Certificate for Common Stock of the Registrant.
 10.1*     Amended and Restated Agreement of Limited Partnership of AMB
           Property, L.P.
 10.2*     Form of Registration Rights Agreement among the Registrant and the persons named therein.
 10.3*     Amended and Restated Credit Agreement, dated August 8, 1997.
 10.4*     Form of Employment Agreement between the Registrant and
           Executive Officers.
 10.5*     The 1997 Stock Option and Incentive Plan of the Registrant.
 23.1**    Consent of Arthur Andersen LLP.
 24.1**    Powers of Attorney (included in Part IV of this Form 10-K).
 27.1**    Financial Data Schedule -- AMB Property Corporation.

---------------
 * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-35915) and incorporated herein by reference.

** Filed herewith.

     (b) Reports on Form 8-K:

        Form 8-K dated December 31, 1997, was filed January 13, 1998.

     (c) Exhibits:

        See Item 14(a)(3) above.

     (d) Financial Statement Schedules:

        See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                          AMB PROPERTY CORPORATION

                                          By:     /s/ HAMID R. MOGHADAM
                                            ------------------------------------
                                                     Hamid R. Moghadam
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, hereby severally constitute Hamid R. Moghadam, S. Davis Carniglia, John T. Roberts, Jr., and Michael A. Coke, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
               /s/ HAMID R. MOGHADAM                 President and Chief Executive      March 30, 1998
---------------------------------------------------  Officer, Director (Principal
                 Hamid R. Moghadam                   Executive Officer)

              /s/ S. DAVIS CARNIGLIA                 Managing Director, Chief           March 30, 1998
---------------------------------------------------  Financial Officer and General
                S. Davis Carniglia                   Counsel (Principal Financial
                                                     Officer)

                /s/ MICHAEL A. COKE                  Director of Financial Management   March 30, 1998
---------------------------------------------------  and Reporting, Chief Accounting
                  Michael A. Coke                    Officer (Principal Accounting
                                                     Officer)

                /s/ T. ROBERT BURKE                  Chairman of the Board, Director    March 30, 1998
---------------------------------------------------
                  T. Robert Burke

               /s/ DOUGLAS D. ABBEY                  Chairman of the Investment         March 30, 1998
---------------------------------------------------  Committee, Director
                 Douglas D. Abbey

              /s/ DANIEL H. CASE, III                Director                           March 30, 1998
---------------------------------------------------
                Daniel H. Case, III

           /s/ ROBERT H. EDELSTEIN, PH.D             Director                           March 30, 1998
---------------------------------------------------
             Robert H. Edelstein, Ph.D

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----
                /s/ LYNN M. SEDWAY                   Director                           March 30, 1998
---------------------------------------------------
                  Lynn M. Sedway

           /s/ JEFFREY L. SKELTON, PH.D              Director                           March 30, 1998
---------------------------------------------------
             Jeffrey L. Skelton, Ph.D

               /s/ THOMAS W. TUSHER                  Director                           March 30, 1998
---------------------------------------------------
                 Thomas W. Tusher

            /s/ CARYL B. WELBORN, ESQ.               Director                           March 30, 1998
---------------------------------------------------
              Caryl B. Welborn, Esq.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
AMB Property Corporation:

     We have audited the accompanying consolidated balance sheets of AMB Property Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMB Property Corporation, and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          [ANDERSEN SIG]

San Francisco, California
January 27, 1998

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               1996        1997
                                                              ------    ----------
ASSETS
Investments in real estate:
  Land and improvements.....................................  $   --    $  550,635
  Buildings and improvements................................      --     1,822,516
  Construction in progress..................................      --        69,848
                                                              ------    ----------
     Total investments in real estate.......................      --     2,442,999
  Accumulated depreciation and amortization.................      --        (4,153)
                                                              ------    ----------
     Net investments in real estate.........................      --     2,438,846
Cash and cash equivalents...................................   3,093        39,968
Other assets................................................   3,992        27,441
                                                              ------    ----------
     Total assets...........................................  $7,085    $2,506,255
                                                              ======    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................  $   --    $  535,652
  Unsecured credit facility.................................      --       150,000
                                                              ------    ----------
     Total debt.............................................      --       685,652
Other liabilities...........................................     648        49,350
Payable to affiliates.......................................      --        38,071
                                                              ------    ----------
     Total liabilities......................................     648       773,073
                                                              ------    ----------
Commitments and contingencies
Minority interests..........................................     137        65,152
Stockholders' equity:
  Preferred stock of AMB Property Corporation, $.01 par
     value, 100,000,000 shares authorized, none issued or
     outstanding............................................      --            --
  Common stock of AMB Property Corporation, $.01 par value,
     500,000,000 shares authorized, 85,874,513 issued and
     outstanding............................................      --           859
  Additional paid-in capital of AMB Property Corporation....      --     1,667,171
  Common stock of Predecessor, no par value, 500,000,000
     shares authorized, 5,181,450 issued and outstanding....   1,349            --
  Additional paid-in capital of Predecessor.................   1,298            --
  Notes receivable from stockholders of Predecessor.........    (869)           --
  Retained earnings.........................................   4,522            --
                                                              ------    ----------
     Total stockholders' equity.............................   6,300     1,668,030
                                                              ------    ----------
     Total liabilities and stockholders' equity.............  $7,085    $2,506,255
                                                              ======    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           1995          1996          1997
                                                        ----------    ----------    -----------
REVENUES
  Rental income.......................................  $       --    $       --    $    26,465
  Investment management and other income..............      16,865        23,991         29,597
                                                        ----------    ----------    -----------
          Total revenues..............................      16,865        23,991         56,062
OPERATING EXPENSES
  Property operating expenses.........................          --            --          5,312
  Real estate taxes...................................          --            --          3,587
  General and administrative..........................          --            --          1,197
  Interest, including amortization....................          --            --          3,528
  Depreciation and amortization.......................          --            --          4,195
  Investment management expenses......................      13,569        16,851         19,358
                                                        ----------    ----------    -----------
          Total operating expenses....................      13,569        16,851         37,177
                                                        ----------    ----------    -----------
          Income from operations before minority
            interests.................................       3,296         7,140         18,885
Minority interests' share of net income...............         (34)         (137)          (657)
                                                        ----------    ----------    -----------
          Net income available to common
            stockholders..............................  $    3,262    $    7,003    $    18,228
                                                        ==========    ==========    ===========
INCOME PER SHARE OF COMMON STOCK
  Basic...............................................  $     0.64    $     1.38    $      1.39
                                                        ==========    ==========    ===========
  Diluted.............................................  $     0.64    $     1.38    $      1.38
                                                        ==========    ==========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic...............................................   5,079,855     5,079,855     13,140,218
                                                        ==========    ==========    ===========
  Diluted.............................................   5,079,855     5,079,855     13,168,036
                                                        ==========    ==========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                               1995       1996        1997
                                                              -------    -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $ 3,262    $ 7,003    $  18,228
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       --         --        4,195
  Straight-line rents.......................................       --         --         (901)
  Amortization of debt premiums and financing costs.........       --         --         (266)
  Minority interests' share of net income...................       34        137          657
  Equity in income of AMB Investment Management.............       --         --          (61)
Changes in assets and liabilities:
  Other assets..............................................   (1,538)      (249)     (11,873)
  Other liabilities.........................................      429        (25)       2,301
                                                              -------    -------    ---------
Net cash provided by operating activities...................    2,187      6,866       12,280

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties.....................................       --         --     (222,497)
Additions to buildings improvements and leasing costs.......       --         --       (1,769)
Additions to construction in progress.......................       --         --       (2,606)
Cash paid for property in Formation Transactions, net of
  cash acquired.............................................       --         --       (5,935)
                                                              -------    -------    ---------
Net cash used for investing activities......................       --         --     (232,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (net of $21,091 commission)........       --         --      317,009
Borrowings on Credit Facility...............................      750         --      150,000
Borrowings on Secured debt..................................       --         --          850
Repayment of Credit Facility................................     (750)        --     (182,000)
Payments on Secured debt....................................       --         --         (516)
Payment of financing fees...................................       --         --         (900)
Dividends paid to Predecessor stockholders..................   (2,925)    (5,262)     (16,404)
Distributions paid to AMB Property Corporation
  stockholders..............................................       --         --      (11,506)
Distributions to minority interests of Predecessor..........       --        (34)          --
Principal payment of notes receivable from stockholders of
  Predecessor...............................................       56        318          869
                                                              -------    -------    ---------
Net cash provided by (used in) financing activities.........   (2,869)    (4,978)     257,402
                                                              -------    -------    ---------
Net increase (decrease) in cash and cash equivalents........     (682)     1,888       36,875
Cash and cash equivalents at beginning of period............    1,887      1,205        3,093
                                                              -------    -------    ---------
Cash and cash equivalents at end of period..................  $ 1,205    $ 3,093    $  39,968
                                                              =======    =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                         (IN THOUSANDS, EXCEPT SHARES)

                                    COMMON STOCK                                  NOTES
                                 -------------------   ADDITIONAL               RECEIVABLE
                                 NUMBER OF              PAID-IN     RETAINED       FROM
                                   SHARES     AMOUNT    CAPITAL     EARNINGS   STOCKHOLDERS     TOTAL
                                 ----------   ------   ----------   --------   ------------   ----------
PREDECESSOR
Balance at December 31, 1994...   4,978,260   $  699   $    1,298   $  2,444      $(593)      $    3,848
  Net Income...................          --       --           --      3,262         --            3,262
  Dividends declared and
     paid......................          --       --           --     (2,925)        --           (2,925)
  Principal payment of notes
     receivable from
     stockholders..............          --       --           --         --         56               56
  Issuance of common stock for
     notes.....................     101,595      343           --         --       (343)              --
                                 ----------   ------   ----------   --------      -----       ----------
Balance at December 31, 1995...   5,079,855    1,042        1,298      2,781       (880)           4,241
  Net Income...................          --       --           --      7,003         --            7,003
  Dividends declared and
     paid......................          --       --           --     (5,262)        --           (5,262)
  Principal payment of notes
     receivable from
     stockholders..............          --       --           --         --        318              318
  Issuance of common stock for
     notes.....................     101,595      307           --         --       (307)              --
                                 ----------   ------   ----------   --------      -----       ----------
Balance at December 31, 1996...   5,181,450    1,349        1,298      4,522       (869)           6,300
AMB PROPERTY CORPORATION
  Net Income...................          --       --           --     18,228         --           18,228
  Dividends declared and paid
     to Predecessor
     stockholders..............          --     (990)      (1,298)   (14,116)        --          (16,404)
  Principal payment of notes
     receivable from
     stockholders..............          --       --           --         --        869              869
  Exchange of Predecessor
     shares for shares of AMB
     Property Corporation,
     net.......................    (434,834)    (312)         312         --         --               --
  Issuance of common stock for
     Properties................  65,022,185      651    1,369,740         --         --        1,370,391
  Issuance of common stock, net
     of Offering costs of
     $38,068...................  16,100,000      161      299,871         --         --          300,032
  Issuance of restricted
     stock.....................       5,712       --          120         --         --              120
  Distributions paid to AMB
     Property Corporation
     stockholders..............          --       --       (2,872)    (8,634)        --          (11,506)
                                 ----------   ------   ----------   --------      -----       ----------
Balance at December 31, 1997...  85,874,513   $  859   $1,667,171   $     --      $  --       $1,668,030
                                 ==========   ======   ==========   ========      =====       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND SQUARE FEET DATA)

1.  ORGANIZATION AND FORMATION OF COMPANY

     AMB Property Corporation, a Maryland corporation, (the "Company") commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "Offering") on November 26, 1997. The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended. The Company, through its controlling interest in its subsidiary AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the ownership, operation, management, acquisition, renovation, expansion, and development of industrial properties and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" shall include AMB Property Corporation, the Operating Partnership and its controlled subsidiaries.

     The Company and the Operating Partnership were formed shortly before consummation of the Offering. AMB Institutional Realty Advisor, Inc., a California corporation and registered investment advisor (the "Predecessor") formed AMB Property Corporation, a wholly owned Maryland subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock. In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partnership interests ("LP Units") in the Operating Partnership, the assumption of debt, and to a limited extent, cash. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its Offering of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock") for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. Net of underwriters' commission and offering costs aggregating $38,068, the Company received approximately $300,032 in proceeds from the Offering. The net proceeds of the Offering were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in the Company, to fund property acquisitions, and to meet general corporate working capital requirements.

     As of December 31, 1997, the Company owns a 97.1% interest in the Operating Partnership represented by a number of units of general partnership interest ("GP Units") which are convertible into an equal number of shares of Common Stock. The investors that elected to receive LP Units own the remaining 2.9% ownership interest in the Operating Partnership. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such Properties through such entities does not materially affect the Company's overall ownership of the interests in the Properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management Corporation, a Maryland corporation ("AMB Investment Management"). AMB Investment Management conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership ("AMB Investment Management Partnership"), of which it is the sole general partner and owns the entire capital interest. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients.

     The Operating Partnership purchased 100% of AMB Investment Management's nonvoting preferred stock (representing a 95% economic interest). The executive officers of the Company collectively purchased

100% of the Investment Management Subsidiary's voting common stock (representing a 5% economic interest therein).

     As of December 31, 1997, the Company owned 37.3 million rentable square feet of industrial properties (the "Industrial Properties"), principally warehouse distribution properties, that were 95.7% leased and 6.2 million rentable square feet of retail properties (the "Retail Properties"), principally grocer-anchored community shopping centers, that were 96.1% leased. Collectively, the Industrial Properties and the Retail Properties are referred to as the "Properties."

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

     These financial statements have been prepared in accordance with generally accepted accounting principles using the accrual method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, its wholly owned qualified REIT subsidiaries, the Operating Partnership, and eight joint ventures (the "Joint Ventures") in which the Company has a controlling interest. Third-party equity interests in the Operating Partnership and the Joint Ventures are reflected as minority interests in the consolidated financial statements. All significant intercompany amounts have been eliminated.

Basis of Presentation

     The consolidated financial statements of the Company for 1997 include the results of operations of the Company, including property operations for the period from November 26, 1997 (the commencement of operations as a fully integrated real estate company) to December 31, 1997 and the results of the Company's Predecessor, an investment manager, for the period from January 1, 1997 to November 25, 1997.

Investments in Real Estate

     Investments in real estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes is reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges)are less than the carrying amount of the property. To the extent an impairment has occurred, the excess of the carrying amount of the property over its estimated fair value will be charged to income. As of December 31, 1997, there were no impairments of the carrying values of the Properties.

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments. The estimated lives are as follows:

Land improvements...........................................  5 to 40 years
Buildings and improvements..................................  5 to 40 years
Tenant improvements and leasing costs.......................  Term of the related lease

     The cost of buildings and improvements includes the purchase price of the property or interest in property, legal fees and acquisition costs, and interest, property taxes, and other costs incurred during the period of construction.

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic useful life of assets are capitalized.

     Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the construction period.

Cash and Cash Equivalents

     Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents as of December 31, 1997 include restricted cash of $8,074, which represents amounts held in escrow in connection with property purchases and capital improvements.

Deferred Financing

     Costs incurred in connection with financing are capitalized and amortized to interest expense on a straight-line basis (which approximates the effective interest method) over the term of the related loan. As of December 31, 1997, deferred financing fees were $871, net of accumulated amortization of $29. Such amounts are included in Other Assets on the consolidated balance sheet.

Fair Value of Financial Instruments

     The Company's financial instruments include short-term investments, accounts receivable, accounts payable, accrued expenses, construction loans payable, mortgage debt, secured debt, unsecured notes payable, and an unsecured credit facility. The fair value of these instruments approximates its carrying or contract values.

Debt Premiums

     In connection with the Formation Transactions, the Company assumed certain secured debt with an aggregate principal value of $517,031 and a fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 1997, the unamortized debt premium was $18,286.

Minority Interests

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in eight real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because 1) the Company owns a majority owner interest, or 2) the Company holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions such as approval of budgets, selection of property managers and change in financing.

     The following table distinguishes the minority interest ownership held by certain joint ventures ("Minority Interest -- Joint Ventures") and the limited partnership interests' in the Operating Partnership ("Minority
Interest -- Limited Partners") as of December 31, 1997.

Minority Interest -- Joint Ventures.........................  $15,784
Minority Interest -- Limited Partners.......................   49,368
                                                              -------
                                                              $65,152
                                                              =======

Revenues

     The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases.

     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred.

Investment Management and Other Income

     Investment management income consists primarily of professional fees generated from the Predecessors' real estate investment management services for periods prior to the Formation Transactions and the Company's equity in the earnings of AMB Investment Management for periods subsequent to the Formation Transactions. Other income consists primarily of interest income on cash and cash equivalents.

Investment Management Expense

     Investment management expense represents the operating expenses of the Predecessor for periods prior to November 26, 1997 and consists of salaries and benefits and other management related expenses.

Reclassifications

     The consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

Future Accounting Pronouncements

     In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt this SFAS in 1998 to the extent applicable.

3.  TRANSACTIONS WITH AFFILIATES

     As discussed in "Organization and Formation of the Company," the Operating Partnership formed AMB Investment Management (which conducts its operations through the Investment Management Partnership) for the purpose of carrying on the operations of the Predecessor. The Company and the Investment Management Partnership have an agreement that allows for the sharing of certain costs and employees. Additionally, the Company provides the Investment Management Partnership with certain acquisition-related services.

     As part of the Formation Transactions, the Operating Partnership was required to pay an amount equal to the net working capital balances at November 25, 1997 of the Predecessor and the acquired properties to the owners of said entities. As of December 31, 1997, the Company owed approximately $37,808 to owners related to these working capital distributions. Such amount is included in Payable to affiliates on the consolidated balance sheet and was paid subsequent to year-end.

     The Company and the Investment Management Partnership share common office space under lease obligations of an affiliate of the Predecessor. Such lease obligations are charged to the Company and the Investment Management Partnership at cost. For the period ended December 31, 1995, 1996 and 1997, the Company paid approximately $435, $510 and $700, respectively for occupancy costs related to the lease obligations of the affiliate.

4.  DEBT

     As of December 31, 1997, debt, excluding unamortized debt premiums, consists of the following:

Secured debt, varying coupon interest rates from 7.01% to
  10.38%, due November 1998 to December 2008................  $517,366
Unsecured credit facility, variable interest at LIBOR plus
  1.10% (7.10% at December 31, 1997) due November 2000......   150,000
                                                              --------
          Total Debt........................................  $667,366
                                                              ========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on 48 Properties. The carrying value of real estate investments pledged as collateral under deeds of trust for the secured debt is $1,049,003 as of December 31, 1997. All of the secured debt bears interest at fixed rates, except for one loan which bears a variable interest rate at LIBOR plus 2.75%, 8.75% at December 31, 1997, or prime plus 5% at the borrower's option. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized.

     The Company has a $500,000 unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 0.15% to 0.25% based on the Company's credit rating. The Credit Facility has various financial and non-financial covenants.

     The weighted-average fixed interest rate on secured debt at December 31, 1997, was 7.82%. Interest capitalized related to construction projects for the period from November 26, 1997 to December 31, 1997, was $448. There was no capitalized interest for periods prior to the Formation Transactions.

     The scheduled maturities of the secured debt as of December 31, 1997 are as follows:

1998..............................................  $ 19,390
1999..............................................     9,666
2000..............................................    11,862
2001..............................................    35,654
2002..............................................    43,967
Thereafter........................................   396,827
                                                    --------
                                                    $517,366
                                                    ========

5.  LEASING ACTIVITY

     Future minimum rental income due under noncancelable leases in effect at December 31, 1997, with tenants is as follows:

1998.............................................  $  214,400
1999.............................................     188,926
2000.............................................     160,592
2001.............................................     128,241
2002.............................................     101,733
Thereafter.......................................     459,070
                                                   ----------
                                                   $1,252,962
                                                   ==========

     In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $5,267 for the period from November 26, 1997 to December 31, 1997. These amounts are included as rental income and operating expenses in the accompany-ing consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Some leases contain options to renew. No individual tenant accounts for greater than 2% of rental revenues.

6.  INCOME TAXES

     The Company intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1997. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its taxable income. It is management's intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

     For federal income tax purposes, cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. On December 8, 1997, the Company declared a distribution of $0.134 per common share, payable on December 29, 1997 to stockholders of record on December 18, 1997. The distribution covered the period from November 26, 1997 through December 31, 1997. For Federal income tax purposes, 100% of the distribution was ordinary income.

     Prior to the Merger, the Predecessor conducted its business as an S corporation, and therefore was exempt from federal income taxes under Subchapter S of the Internal Revenue Code. Under this election federal income taxes were paid by the stockholders of the Predecessor.

7.  STOCK INCENTIVE PLAN AND 401(K) PLAN

STOCK INCENTIVE PLAN

     In November 1997, the Company established a Stock Option and Incentive Plan (the "Stock Incentive Plan") for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 5,750,000 shares of Common Stock under the Stock Incentive Plan. In November 1997, the Company granted 3,153,750 non-qualified options, to certain directors, officers and employees. Each option is exchangeable for one share of the Company's Common Stock and has an exercise price equal to $21.00, the Company's market price at the date of grant. The options have a ten-year term and vest pro rata in annual installments over a four-year period from the date of grant.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized for the Company's Stock Incentive Plan, as the option price at the date of grant was equal to the market price. However, if the Company had measured compensation cost using the fair value base method prescribed in SFAS 123, "Accounting for Stock-Based Compensation," the impact on pro forma net income and earnings per share would not have been material.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: dividend yield of 6.52%, expected volatility of 18.75%, risk-free interest rate of 5.86%, and expected lives of 10 years.

     Following is a summary of the option activity for the year ended December 31, 1997:

                                                                                 REMAINING
                                                    SHARES UNDER    EXERCISE    CONTRACTUAL
                                                    OPTION (000)     PRICE         LIFE
                                                    ------------    --------    -----------
Outstanding, 11/25/97.............................        --            --             --
Granted...........................................     3,154         $21.0       10 years
Exercised.........................................        --            --             --
Forfeited.........................................       (10)           --             --
                                                       -----         -----       --------
Outstanding, 12/31/97.............................     3,144         $21.0       10 years
                                                       =====         =====       ========
Options exercisable at year-end...................       184         $21.0
                                                       =====         =====
Fair value of options granted during the year.....     $2.28
                                                       =====

RESTRICTED STOCK

     In 1997, the Company sold 5,712 restricted shares of its Common Stock to certain independent directors for $0.01 per share in cash.

401(k) PLAN

     In November 1997, the Company established a Section 401(k) Savings/Retirement Plan (the "Section 401(k) Plan"), which is a continuation of the Section 401(k) plan of the Predecessor, to cover eligible employees of the Company and any designated affiliate. The Section 401(k) Plan, permits eligible employees of the Company to defer up to 10% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the
Section 401(k) Plan. The Company matches the employee contributions to the
Section 401(k)Plan in an amount equal to 50% of the first 3.5% of annual compensation deferred by each employee and may also make discretionary contributions to the plan. As of December 31, 1997, the Company's accrual for 401(k) match was $140. Such amount was included in Other liabilities on the consolidated balance sheet.

     Except for the Section 401(k) Plan, the Company offers no other post-retirement or post-employment benefits to its employees.

8.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1995           1996           1997
                                                      -----------    -----------    -----------
Cash paid for interest..............................  $        --    $        --    $     2,509
                                                      ===========    ===========    ===========
Non-cash transactions:
  Acquisitions of properties in Formation
     Transactions...................................  $        --    $        --    $ 2,216,137
  Assumption of debt................................           --             --       (717,613)
  Cash acquired.....................................           --             --        (43,978)
  Other assumed assets and liabilities..............           --             --        (13,862)
  Minority interest.................................           --             --        (64,358)
  Shares issued.....................................           --             --     (1,370,391)
                                                      -----------    -----------    -----------
Net cash paid, net of cash acquired.................  $        --    $        --    $     5,935
                                                      ===========    ===========    ===========

9.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma condensed consolidated statement of operations has been prepared as if the Formation Transactions, the Offering (as described in Note 1) and property acquisitions and dispositions had occurred on January 1, 1996. In the opinion of management, the pro forma condensed consolidated statement of operations does not purport to present the consolidated results that would have occurred if the aforementioned transactions had been consummated on January 1, 1996, nor does it purport to present the consolidated results of operations for future periods.

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1997
                                                              ------------    ------------
Total revenues..............................................  $   265,550     $   284,674
Income from operations before minority interests............       90,694         103,903
Net income available to common stockholders.................       87,313          99,508
INCOME PER SHARE OF COMMON STOCK
  Basic.....................................................  $      1.02     $      1.16
                                                              ===========     ===========
  Diluted...................................................  $      1.01     $      1.15
                                                              ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   85,874,513      85,874,513
                                                              ===========     ===========
  Diluted...................................................   86,156,556      86,156,556
                                                              ===========     ===========

10.  COMMITMENTS AND CONTINGENCIES

Litigation

     In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its Properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Environmental Matters

     The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

General Uninsured Losses

     The Company carries comprehensive liability, fire, flood, environmental, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses that may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows, from a property.

     Certain of the Properties are located in areas that are subject to earthquake activity; the Company has therefore obtained limited earthquake insurance.

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997

                                                                                                 COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                  INITIAL COST TO COMPANY     ACQUISITION
                                                   ENCUMBRANCES   -----------------------   ---------------
           PROPERTY              LOCATION   TYPE       (1)          LAND       BUILDING     LAND   BUILDING
           --------              --------   ----   ------------   ---------   -----------   ----   --------
72nd Avenue....................     WA      IND      $     --     $  1,298    $    4,008     $--    $   --
Acer Distribution Center.......     CA      IND            --        3,146         9,479     --         --
Activity Distribution Center...     CA      IND         5,400        3,736        11,248     --         --
Alvarado Business Center.......     CA      IND            --        7,906        23,757     --         75
Amwiler-Gwinnett Industrial
  Portfolio....................     GA      IND        14,360        6,641        19,964     --          4
Ardenwood Corporate Park.......     CA      IND        10,339        7,321        22,002     --         --
Artesia Industrial Portfolio...     CA      IND        54,742       23,860        71,620     --        907
Atlanta South..................     GA      IND            --        6,550        19,691     --         --
Beacon Industrial Park.........     FL      IND            --       10,466        31,437     --         --
Belden Avenue..................     IL      IND            --        5,019        15,186     --         --
Bensenville....................     IL      IND        44,593       20,799        62,438     --         19
Blue Lagoon....................     FL      IND        11,916        4,945        14,875     --         23
Boulden........................     DE      IND            --        2,807         8,462     --         36
Brightseat Road................     MD      IND            --        1,557         4,841     --         --
Britannia Business Park........     FL      IND            --        3,199         9,637     --         37
Cabot Business Park............     MA      IND            --       16,017        48,091     --          7
Chancellor.....................     FL      IND         2,987        1,587         4,802     --         --
Chicago Industrial.............     IL      IND         3,522        1,574         4,761     --         --
Commerce.......................     CA      IND            --        2,197         6,653     --         --
Corporate Square...............     MN      IND            --        4,024        12,113     --         16
Crossroads Industrial..........     IL      IND            --        2,583         7,789     --         --
Dixie Highway..................     KY      IND            --        1,700         5,149     --         --
Dock's Corner..................     NJ      IND            --        2,050         6,190     --         --
Dock's Corner II...............     NJ      IND            --        2,272         6,917     --         --
Dowe Industrial................     CA      IND            --        2,665         8,034     --         --
East Walnut Drive..............     CA      IND            --          964         2,918     --         --
Elk Grove Village Industrial...     IL      IND            --        7,713        23,179     --          8
Empire Drive...................     KY      IND            --        1,590         4,815     --         --
Executive Drive................     IL      IND            --        1,399         4,236     --         --
Fairway Drive Industrial.......     CA      IND            --        1,954         5,479     --         --
Hampden Road...................     MA      IND            --        2,200         6,678     --         --
Harvest Business Park..........     WA      IND         3,826        2,371         7,153     --         51
Hewlett Packard Distribution...     CA      IND         3,437        1,668         5,043     --         --
Holton Drive...................     KY      IND            --        2,633         7,972     --         --


                                  GROSS AMOUNT CARRIED AT 12/31/97
                                 ----------------------------------
                                                                                        YEAR OF       DEPRECIABLE
                                                           TOTAL      ACCUMULATED     CONSTRUCTION       LIFE
           PROPERTY                LAND      BUILDING     COSTS(2)    DEPRECIATION   OR ACQUISITION     (YEARS)
           --------              --------   ----------   ----------   ------------   --------------   -----------
72nd Avenue....................  $  1,298   $    4,008   $    5,306      $    9           1997           5-40
Acer Distribution Center.......     3,146        9,479       12,625          22           1997           5-40
Activity Distribution Center...     3,736       11,248       14,984          26           1997           5-40
Alvarado Business Center.......     7,906       23,832       31,738          54           1997           5-40
Amwiler-Gwinnett Industrial
  Portfolio....................     6,641       19,968       26,609          46           1997           5-40
Ardenwood Corporate Park.......     7,321       22,002       29,323          50           1997           5-40
Artesia Industrial Portfolio...    23,860       72,527       96,387         165           1997           5-40
Atlanta South..................     6,550       19,691       26,241          45           1997           5-40
Beacon Industrial Park.........    10,466       31,437       41,903          72           1997           5-40
Belden Avenue..................     5,019       15,186       20,205          35           1997           5-40
Bensenville....................    20,799       62,457       83,256         143           1997           5-40
Blue Lagoon....................     4,945       14,898       19,843          34           1997           5-40
Boulden........................     2,807        8,498       11,305          19           1997           5-40
Brightseat Road................     1,557        4,841        6,398          11           1997           5-40
Britannia Business Park........     3,199        9,674       12,873          22           1997           5-40
Cabot Business Park............    16,017       48,098       64,115         110           1997           5-40
Chancellor.....................     1,587        4,802        6,389          11           1997           5-40
Chicago Industrial.............     1,574        4,761        6,335          11           1997           5-40
Commerce.......................     2,197        6,653        8,850          15           1997           5-40
Corporate Square...............     4,024       12,129       16,153          28           1997           5-40
Crossroads Industrial..........     2,583        7,789       10,372          18           1997           5-40
Dixie Highway..................     1,700        5,149        6,849          12           1997           5-40
Dock's Corner..................     2,050        6,190        8,240          14           1997           5-40
Dock's Corner II...............     2,272        6,917        9,189          16           1997           5-40
Dowe Industrial................     2,665        8,034       10,699          18           1997           5-40
East Walnut Drive..............       964        2,918        3,882           7           1997           5-40
Elk Grove Village Industrial...     7,713       23,187       30,900          53           1997           5-40
Empire Drive...................     1,590        4,815        6,405          11           1997           5-40
Executive Drive................     1,399        4,236        5,635          10           1997           5-40
Fairway Drive Industrial.......     1,954        5,479        7,433          13           1997           5-40
Hampden Road...................     2,200        6,678        8,878          15           1997           5-40
Harvest Business Park..........     2,371        7,204        9,575          16           1997           5-40
Hewlett Packard Distribution...     1,668        5,043        6,711          12           1997           5-40
Holton Drive...................     2,633        7,972       10,605          18           1997           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                                                 COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                  INITIAL COST TO COMPANY     ACQUISITION
                                                   ENCUMBRANCES   -----------------------   ---------------
           PROPERTY              LOCATION   TYPE       (1)          LAND       BUILDING     LAND   BUILDING
           --------              --------   ----   ------------   ---------   -----------   ----   --------
Industrial Drive...............   OHIO      IND      $     --     $  1,743    $    5,410     $--    $   --
International Multifoods.......     CA      IND            --        1,613         4,879     --         --
Itasca Industrial Portfolio....     IL      IND            --        6,416        19,289     --        213
Janitrol.......................   OHIO      IND            --        1,797         5,576     --         --
Jasmine Avenue.................     CA      IND            --        3,157         9,562     --         --
Kent Centre....................     WA      IND            --        3,042         9,165     --         23
Kingsport Industrial Park......     WA      IND        18,161        7,919        23,798     --         96
L.A. County Industrial
  Portfolio(3).................     CA      IND            --       11,128        33,423     --         17
Lake Michigan Industrial
  Portfolio....................     IL      IND            --        2,886         8,699     --         --
Laurelwood.....................     CA      IND            --        2,750         8,538     --         --
Lincoln Industrial Center......     TX      IND            --          671         2,052     --         --
Linder Skokie..................     IL      IND            --        2,938         8,854     --         --
Lisle Industrial...............     IL      IND            --        2,290         6,911     --         --
Lonestar.......................     TX      IND        17,773        7,129        21,428     --         --
McDaniel Drive.................     TX      IND            --        1,537         4,659     --         --
Melrose Park...................     IL      IND            --        2,936         9,190     --         --
Metric Center..................     TX      IND            --       10,968        32,944     --         45
Mid-Atlantic Business Center...     PA      IND            --        6,581        19,783     --         36
Milmont Page...................     CA      IND            --        3,201         9,642     --         94
Minneapolis Distribution
  Portfolio....................     MN      IND            --        7,018        21,093     --         95
Minneapolis Industrial IV......     MN      IND         8,346        4,938        14,854     --         42
Minneapolis Industrial V.......     MN      IND         7,952        4,426        13,317     --         46
Moffett Business Center........     CA      IND        12,883        5,892        17,716     --         --
Moffett Park R&D Portfolio.....     CA      IND            --       14,807        44,462     --        598
N. Glenville Ave...............     TX      IND            --        1,094         3,316     --         --
Norcross/Brookhollow
  Portfolio....................     GA      IND            --        3,721        11,180     --         --
Northpointe Commerce...........     CA      IND            --        1,773         5,358     --         --
Northwest Distribution
  Center.......................     WA      IND            --        2,234         6,743     --          7
O'Hare Industrial Portfolio....     IL      IND            --        7,357        22,112     --        156
Pacific Business Center........     CA      IND        10,679        5,417        16,291     --         16
Pagemill & Dillworth...........     TX      IND            --        1,877         5,690     --         --
Patuxent.......................     MD      IND            --        1,696         5,127     --         --


                                  GROSS AMOUNT CARRIED AT 12/31/97
                                 ----------------------------------
                                                                                        YEAR OF       DEPRECIABLE
                                                           TOTAL      ACCUMULATED     CONSTRUCTION       LIFE
           PROPERTY                LAND      BUILDING     COSTS(2)    DEPRECIATION   OR ACQUISITION     (YEARS)
           --------              --------   ----------   ----------   ------------   --------------   -----------
Industrial Drive...............  $  1,743   $    5,410   $    7,153      $   12           1997           5-40
International Multifoods.......     1,613        4,879        6,492          11           1997           5-40
Itasca Industrial Portfolio....     6,416       19,502       25,918          44           1997           5-40
Janitrol.......................     1,797        5,576        7,373          13           1997           5-40
Jasmine Avenue.................     3,157        9,562       12,719          22           1997           5-40
Kent Centre....................     3,042        9,188       12,230          21           1997           5-40
Kingsport Industrial Park......     7,919       23,894       31,813          54           1997           5-40
L.A. County Industrial
  Portfolio(3).................    11,128       33,440       44,568          76           1997           5-40
Lake Michigan Industrial
  Portfolio....................     2,886        8,699       11,585          20           1997           5-40
Laurelwood.....................     2,750        8,538       11,288          19           1997           5-40
Lincoln Industrial Center......       671        2,052        2,723           5           1997           5-40
Linder Skokie..................     2,938        8,854       11,792          20           1997           5-40
Lisle Industrial...............     2,290        6,911        9,201          16           1997           5-40
Lonestar.......................     7,129       21,428       28,557          49           1997           5-40
McDaniel Drive.................     1,537        4,659        6,196          11           1997           5-40
Melrose Park...................     2,936        9,190       12,126          21           1997           5-40
Metric Center..................    10,968       32,989       43,957          75           1997           5-40
Mid-Atlantic Business Center...     6,581       19,819       26,400          45           1997           5-40
Milmont Page...................     3,201        9,736       12,937          22           1997           5-40
Minneapolis Distribution
  Portfolio....................     7,018       21,188       28,206          48           1997           5-40
Minneapolis Industrial IV......     4,938       14,896       19,834          34           1997           5-40
Minneapolis Industrial V.......     4,426       13,363       17,789          30           1997           5-40
Moffett Business Center........     5,892       17,716       23,608          40           1997           5-40
Moffett Park R&D Portfolio.....    14,807       45,060       59,867         101           1997           5-40
N. Glenville Ave...............     1,094        3,316        4,410           8           1997           5-40
Norcross/Brookhollow
  Portfolio....................     3,721       11,180       14,901          26           1997           5-40
Northpointe Commerce...........     1,773        5,358        7,131          12           1997           5-40
Northwest Distribution
  Center.......................     2,234        6,750        8,984          15           1997           5-40
O'Hare Industrial Portfolio....     7,357       22,268       29,625          51           1997           5-40
Pacific Business Center........     5,417       16,307       21,724          37           1997           5-40
Pagemill & Dillworth...........     1,877        5,690        7,567          13           1997           5-40
Patuxent.......................     1,696        5,127        6,823          12           1997           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                                                 COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                  INITIAL COST TO COMPANY     ACQUISITION
                                                   ENCUMBRANCES   -----------------------   ---------------
           PROPERTY              LOCATION   TYPE       (1)          LAND       BUILDING     LAND   BUILDING
           --------              --------   ----   ------------   ---------   -----------   ----   --------
Penn James Office Warehouse....     MN      IND      $     --     $  1,991    $    6,013     $--    $  103
Pennsy Drive...................     MD      IND            --          657         2,011     --        203
Presidents Drive...............     FL      IND            --        1,124         3,446     --         --
Presidents Drive II............     FL      IND                      2,563         7,861     --         --
Preston Court..................     MD      IND            --        2,313         7,192     --         --
Production Drive...............     KY      IND            --          425         1,286     --         --
Santa Barbara Court............     MD      IND            --        1,617         5,029     --         --
Shiloh Road....................     TX      IND            --        1,813         5,495     --         --
Silicon Valley R&D Portfolio...     CA      IND            --        8,024        24,205     --         --
South Bay Industrial...........     CA      IND        20,791       14,992        45,016     --        465
Southfield.....................     GA      IND            --        7,073        21,259     --        106
Stadium Business Park..........     CA      IND         4,909        3,768        11,345     --         48
Systematics....................     CA      IND            --          911         2,773     --         --
Texas Industrial
  Portfolio(4).................     TX      IND            --       10,806        32,499     --        218
Twin Cities....................     MN      IND            --        4,873        14,638     --         --
Two South Middlesex............     NJ      IND            --        2,247         6,781     --         --
Valwood........................     TX      IND         4,351        1,983         5,989     --         12
Valwood Parkway II.............     TX      IND            --        2,219         6,729     --         --
Viscount.......................     FL      IND            --          984         3,016     --         --
Weigman Road...................     CA      IND            --        1,563         4,852     --         --
West Kiest.....................     TX      IND            --        1,395         4,231     --         --
West North Carrier.............     TX      IND         3,522        1,375         4,165     --         85
Windsor Court..................     IL      IND            --          766         2,338     --         --
Yosemite Drive.................     CA      IND            --        2,350         7,297     --         --
Zanker/Charcot Industrial......     CA      IND            --        5,282        15,887     --        202
Applewood Village Shopping
  Center.......................     CO      RET            --        6,716        26,903     --         --
Arapahoe Village Shopping
  Center.......................     CO      RET        11,083        3,795        15,220     --         --
Aurora Marketplace.............     WA      RET            --        3,243        13,013     --          4
BayHill Shopping Center........     CA      RET            --        2,844        11,417     --         64
Brentwood Commons..............     IL      RET         5,460        1,810         7,280     --          1
Civic Center Plaza.............     IL      RET        13,689        5,113        20,492     --         42
Corbins Corner Shopping
  Center.......................     CT      RET            --        6,438        25,791     --          3
Eastgate Plaza.................     WA      RET            --        2,122         8,529     --         59
Five Points Shopping Center....     CA      RET            --        5,412        21,687     --         96


                                  GROSS AMOUNT CARRIED AT 12/31/97
                                 ----------------------------------
                                                                                        YEAR OF       DEPRECIABLE
                                                           TOTAL      ACCUMULATED     CONSTRUCTION       LIFE
           PROPERTY                LAND      BUILDING     COSTS(2)    DEPRECIATION   OR ACQUISITION     (YEARS)
           --------              --------   ----------   ----------   ------------   --------------   -----------
Penn James Office Warehouse....  $  1,991   $    6,116   $    8,107      $   14           1997           5-40
Pennsy Drive...................       657        2,214        2,871           5           1997           5-40
Presidents Drive...............     1,124        3,446        4,570           8           1997           5-40
Presidents Drive II............     2,563        7,861       10,424          18           1997           5-40
Preston Court..................     2,313        7,192        9,505          16           1997           5-40
Production Drive...............       425        1,286        1,711           3           1997           5-40
Santa Barbara Court............     1,617        5,029        6,646          11           1997           5-40
Shiloh Road....................     1,813        5,495        7,308          13           1997           5-40
Silicon Valley R&D Portfolio...     8,024       24,205       32,229          55           1997           5-40
South Bay Industrial...........    14,992       45,481       60,473         103           1997           5-40
Southfield.....................     7,073       21,365       28,438          49           1997           5-40
Stadium Business Park..........     3,768       11,393       15,161          26           1997           5-40
Systematics....................       911        2,773        3,684           6           1997           5-40
Texas Industrial
  Portfolio(4).................    10,806       32,717       43,523          74           1997           5-40
Twin Cities....................     4,873       14,638       19,511          33           1997           5-40
Two South Middlesex............     2,247        6,781        9,028          15           1997           5-40
Valwood........................     1,983        6,001        7,984          14           1997           5-40
Valwood Parkway II.............     2,219        6,729        8,948          15           1997           5-40
Viscount.......................       984        3,016        4,000           7           1997           5-40
Weigman Road...................     1,563        4,852        6,415          11           1997           5-40
West Kiest.....................     1,395        4,231        5,626          10           1997           5-40
West North Carrier.............     1,375        4,250        5,625          10           1997           5-40
Windsor Court..................       766        2,338        3,104           5           1997           5-40
Yosemite Drive.................     2,350        7,297        9,647          17           1997           5-40
Zanker/Charcot Industrial......     5,282       16,089       21,371          36           1997           5-40
Applewood Village Shopping
  Center.......................     6,716       26,903       33,619          61           1997           5-40
Arapahoe Village Shopping
  Center.......................     3,795       15,220       19,015          35           1997           5-40
Aurora Marketplace.............     3,243       13,017       16,260          30           1997           5-40
BayHill Shopping Center........     2,844       11,481       14,325          26           1997           5-40
Brentwood Commons..............     1,810        7,281        9,091          17           1997           5-40
Civic Center Plaza.............     5,113       20,534       25,647          47           1997           5-40
Corbins Corner Shopping
  Center.......................     6,438       25,794       32,232          59           1997           5-40
Eastgate Plaza.................     2,122        8,588       10,710          20           1997           5-40
Five Points Shopping Center....     5,412       21,783       27,195          50           1997           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                                                 COSTS
                                                                                              CAPITALIZED
                                                                                             SUBSEQUENT TO
                                                                  INITIAL COST TO COMPANY     ACQUISITION
                                                   ENCUMBRANCES   -----------------------   ---------------
           PROPERTY              LOCATION   TYPE       (1)          LAND       BUILDING     LAND   BUILDING
           --------              --------   ----   ------------   ---------   -----------   ----   --------
Granada Village................     CA      RET      $ 15,678     $  6,533    $   26,172     $--    $  251
Kendall Mall...................     FL      RET        25,162        7,069        28,316     --         16
La Jolla Village...............     CA      RET        19,245        6,936        27,785     --         16
Lakeshore Plaza Shopping
  Center.......................     CA      RET        13,839        6,706        26,865     --         74
Latham Farms...................     NY      RET        38,833       12,327        49,350     --         23
Long Gate Shopping Center......     MD      RET            --        9,662        38,677     --         --
Manhattan Village Shopping
  Center.......................     CA      RET            --       16,484        66,578     --        230
Pleasant Hill Shopping
  Center.......................     CA      RET            --        5,403        21,654     --         13
Rancho San Diego Village
  Shopping Center..............     CA      RET            --        2,645        10,621     --          2
Randall's Dairy Ashford........     TX      RET            --        2,542        10,179     --         --
Randall's First Colony.........     TX      RET            --        2,139         8,563     --         --
Randall's Memorial Commons.....     TX      RET            --        2,053         8,221     --          1
Randall's Woodway..............     TX      RET            --        3,075        12,313     --         --
Riverview Plaza Shopping
  Center.......................     IL      RET            --        2,656        10,663     --         --
Rockford Road Plaza............     MN      RET            --        4,333        17,371     --         35
Shoppes at Lago Mar............     FL      RET         5,932        2,051         8,246     --         66
Silverado Plaza Shopping
  Center.......................     CA      RET         5,203        1,928         7,753     --         --
Southwest Pavilion.............     NV      RET            --        1,575         8,140     --         30
The Plaza at Delray............     FL      RET        23,455        6,968        27,914     --          4
Twin Oaks Shopping Center......     CA      RET            --        2,399         9,637     --         47
Weslayan Plaza.................     TX      RET            --        7,842        31,409     --         76
Woodlawn Point Shopping
  Center.......................     GA      RET         4,823        2,318         9,312     --         --
Ygnacio Plaza..................     CA      RET         8,365        3,021        12,114     --         38
                                                     --------     --------    ----------     --     ------
                                                     $455,256     $550,635    $1,817,216     $--    $5,300
                                                     ========     ========    ==========     ==     ======


                                  GROSS AMOUNT CARRIED AT 12/31/97
                                 ----------------------------------
                                                                                        YEAR OF       DEPRECIABLE
                                                           TOTAL      ACCUMULATED     CONSTRUCTION       LIFE
           PROPERTY                LAND      BUILDING     COSTS(2)    DEPRECIATION   OR ACQUISITION     (YEARS)
           --------              --------   ----------   ----------   ------------   --------------   -----------
Granada Village................  $  6,533   $   26,423   $   32,956      $   60           1997           5-40
Kendall Mall...................     7,069       28,332       35,401          65           1997           5-40
La Jolla Village...............     6,936       27,801       34,737          63           1997           5-40
Lakeshore Plaza Shopping
  Center.......................     6,706       26,939       33,645          61           1997           5-40
Latham Farms...................    12,327       49,373       61,700         113           1997           5-40
Long Gate Shopping Center......     9,662       38,677       48,339          88           1997           5-40
Manhattan Village Shopping
  Center.......................    16,484       66,808       83,292         152           1997           5-40
Pleasant Hill Shopping
  Center.......................     5,403       21,667       27,070          49           1997           5-40
Rancho San Diego Village
  Shopping Center..............     2,645       10,623       13,268          24           1997           5-40
Randall's Dairy Ashford........     2,542       10,179       12,721          23           1997           5-40
Randall's First Colony.........     2,139        8,563       10,702          20           1997           5-40
Randall's Memorial Commons.....     2,053        8,222       10,275          19           1997           5-40
Randall's Woodway..............     3,075       12,313       15,388          28           1997           5-40
Riverview Plaza Shopping
  Center.......................     2,656       10,663       13,319          24           1997           5-40
Rockford Road Plaza............     4,333       17,406       21,739          40           1997           5-40
Shoppes at Lago Mar............     2,051        8,312       10,363          19           1997           5-40
Silverado Plaza Shopping
  Center.......................     1,928        7,753        9,681          18           1997           5-40
Southwest Pavilion.............     1,575        8,170        9,745          19           1997           5-40
The Plaza at Delray............     6,968       27,918       34,886          64           1997           5-40
Twin Oaks Shopping Center......     2,399        9,684       12,083          22           1997           5-40
Weslayan Plaza.................     7,842       31,485       39,327          72           1997           5-40
Woodlawn Point Shopping
  Center.......................     2,318        9,312       11,630          21           1997           5-40
Ygnacio Plaza..................     3,021       12,152       15,173          26           1997           5-40
                                 --------   ----------   ----------      ------
                                 $550,635   $1,822,516   $2,373,151      $4,153
                                 ========   ==========   ==========      ======

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

                          CONSOLIDATED REAL ESTATE AND
                    ACCUMULATED DEPRECIATION -- (CONTINUED)

     A summary of activity for real estate and accumulated depreciation for the year ended December 31, 1997 is as follows:

                                                                 1997(5)
                                                                ----------
INVESTMENTS IN REAL ESTATE:
  Balance at beginning of year..............................    $       --
     Acquisition of Properties(6)...........................     2,367,851
     Improvements...........................................         5,300
                                                                ----------
  Balance at end of year....................................    $2,373,151
                                                                ==========
ACCUMULATED DEPRECIATION:
  Balance at beginning of year..............................            --
     Depreciation expense...................................         4,153
                                                                ----------
  Balance at end of year....................................    $    4,153
                                                                ==========

---------------
(1) As of December 31, 1997, Properties with a net book value of $170,979 serve as collateral for outstanding indebtedness under a secured debt facility of $73,000.

(2) As of December 31, 1997, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2,231,504.

(3) Consists of two properties with seven buildings in Los Angeles and one building in Anaheim.

(4) Consists of two properties with five buildings in Houston and 18 buildings in Dallas.

(5) The Company was formed in November 1997. Since the Company did not own real estate prior to the Formation Transaction, a reconciliation of activity for real estate and accumulated depreciation is not provided for the years ended December 31, 1996 and 1995.

(6) As discussed in the "Notes to Consolidated Financial Statements -- Formation and Organization of the Company," the Company acquired Properties with a value of $2,216,137 in exchange for shares of the Company's stock and LP units in the Operating Partnership.