Form 10-Q
period 1998-03-31
AMB PROPERTY CORP
filed 1998-05-15
CIK 1045609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-13545

                            ------------------------

                            AMB PROPERTY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      94-3281941
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

505 MONTGOMERY ST., SAN FRANCISCO, CALIFORNIA                      94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 394-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 1998, there were 85,874,513 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

================================================================================

                            AMB PROPERTY CORPORATION

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION
     Item    Financial Statements
       1.
             Consolidated Balance Sheets as of December 31, 1997 and         1
             March 31, 1998 (unaudited)..................................
             Consolidated Statements of Operations for the three months      2
             ended March 31, 1997 and 1998 (unaudited)...................
             Consolidated Statements of Cash Flows for the three months      3
             ended March 31, 1997 and 1998 (unaudited)...................
             Consolidated Statement of Stockholders' Equity for the three    4
             months ended March 31, 1998 (unaudited).....................
             Notes to Consolidated Financial Statements (unaudited)......    5
     Item    Management's Discussion and Analysis of Financial Condition    10
       2.    and Results of Operations...................................
     Item    Quantitative and Qualitative Disclosures About Market          17
       3.    Risk........................................................

PART II.  OTHER INFORMATION
     Item    Legal Proceedings...........................................   17
       1.
     Item    Changes in Securities.......................................   17
       2.
     Item    Defaults Upon Senior Securities.............................   17
       3.
     Item    Submission of Matters to a Vote of Security Holders.........   18
       4.
     Item    Other Information...........................................   18
       5.
     Item    Exhibits and Reports on Form 8-K............................   18
       6.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997           1998
                                                              ------------    ----------
Investments in real estate:
  Land and improvements.....................................   $  550,635     $  618,956
  Buildings and improvements................................    1,822,516      2,045,834
  Construction in progress..................................       69,848         91,092
                                                               ----------     ----------
          Total investments in real estate..................    2,442,999      2,755,882
  Accumulated depreciation and amortization.................       (4,153)       (15,834)
                                                               ----------     ----------
          Net investments in real estate....................    2,438,846      2,740,048
Cash and cash equivalents...................................       39,968         28,584
Other assets................................................       27,441         29,558
                                                               ----------     ----------
          Total assets......................................   $2,506,255     $2,798,190
                                                               ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................      535,652        610,111
  Unsecured credit facility.................................      150,000        312,000
                                                               ----------     ----------
          Total debt........................................      685,652        922,111
Other liabilities...........................................       49,350         81,611
Payable to affiliates.......................................       38,071             --
                                                               ----------     ----------
          Total liabilities.................................      773,073      1,003,722
Commitments and contingencies...............................           --             --
Minority interests..........................................       65,152        123,763
Stockholders' equity:
  Preferred stock, $.01 par value, 100,000,000 shares
     authorized, none issued or outstanding.................           --             --
  Common stock, $.01 par value, 500,000,000 shares
     authorized, 85,874,513 issued and outstanding..........          859            859
  Additional paid-in capital................................    1,667,171      1,669,846
  Retained earnings.........................................           --             --
                                                               ----------     ----------
          Total stockholders' equity........................    1,668,030      1,670,705
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $2,506,255     $2,798,190
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 1997            1998
                                                              -----------    ------------
REVENUES
  Rental revenues...........................................  $       --     $    74,602
  Investment management and other income....................       5,112           1,183
                                                              ----------     -----------
          Total revenues....................................       5,112          75,785
                                                              ----------     -----------
OPERATING EXPENSES
  Property operating expenses...............................          --          10,004
  Real estate taxes.........................................          --          10,248
  Interest..................................................          --          11,841
  Depreciation and amortization.............................          --          11,786
  General and administrative................................          --           2,718
  Investment management expenses............................       3,873              --
                                                              ----------     -----------
          Total operating expenses..........................       3,873          46,597
                                                              ----------     -----------
          Income from operations before minority
            interests.......................................       1,239          29,188
                                                              ----------     -----------
  Minority interests' share of net income...................          --          (1,282)
                                                              ----------     -----------
          Net income available to common stockholders.......  $    1,239     $    27,906
                                                              ==========     ===========
INCOME PER SHARE OF COMMON STOCK
  Basic.....................................................  $     0.24     $      0.32
                                                              ==========     ===========
  Diluted...................................................  $     0.24     $      0.32
                                                              ==========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   5,079,855      85,874,513
                                                              ==========     ===========
  Diluted...................................................   5,079,855      86,284,736
                                                              ==========     ===========
DISTRIBUTIONS DECLARED PER SHARE OF COMMON STOCK............  $     0.17     $      0.34
                                                              ==========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                           (UNAUDITED, IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                               1997         1998
                                                              -------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $1,239     $  27,906
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      --        11,786
  Straight-line rents.......................................      --        (2,825)
  Amortization of debt premiums and financing costs.........      --          (669)
  Minority interests' share of net income...................      --         1,282
  Equity in income of AMB Investment Management.............      --          (126)
Changes in assets and liabilities:
  Other assets..............................................     101        (4,512)
  Other liabilities.........................................     219         1,978
                                                              ------     ---------
          Net cash provided by operating activities.........   1,559        34,820
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................      --      (149,874)
Additions to land and building improvements.................      --        (3,648)
Additions to tenant improvements and leasing costs..........      --        (2,862)
Additions to construction in progress.......................      --        (5,065)
Reduction of payable to affiliates in connection with
  Formation Transactions....................................      --       (38,071)
                                                              ------     ---------
          Net cash used in investing activities.............      --      (199,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on unsecured credit facility.....................      --       162,000
Borrowings on secured debt..................................      --         1,118
Payments on secured debt....................................      --        (9,429)
Distributions to minority interests.........................      --          (373)
Distributions to minority interests of Predecessor..........    (137)           --
Distributions to stockholders of Predecessor................  (4,003)           --
Principal payment of notes receivable from stockholders of
  Predecessor...............................................     328            --
                                                              ------     ---------
          Net cash provided by (used in) financing
           activities.......................................  (3,812)      153,316
Net decrease in cash and cash equivalents...................  (2,253)      (11,384)
Cash and cash equivalents at beginning of period............   3,093        39,968
                                                              ------     ---------
Cash and cash equivalents at end of period..................  $  840     $  28,584
                                                              ======     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $   --     $  13,457
Property acquisitions:
  Acquisitions of properties................................  $   --     $ 296,143
  Assumption of secured debt................................      --       (83,515)
  Minority interests contribution...........................      --       (62,754)
                                                              ------     ---------
  Cash paid for property acquisitions.......................  $   --     $ 149,874
                                                              ======     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK
                                    --------------------    ADDITIONAL
                                      NUMBER                 PAID-IN      RETAINED
                                    OF SHARES     AMOUNT     CAPITAL      EARNINGS      TOTAL
                                    ----------    ------    ----------    --------    ----------
BALANCE AT DECEMBER 31, 1997......  85,874,513     $859     $1,667,171    $     --    $1,668,030
  Net income......................          --       --             --      27,906        27,906
  Reallocation of Limited
     Partners' interests in
     Operating Partnership........          --       --          4,181          --         4,181
  Distributions declared to AMB
     Property Corporation
     stockholders.................          --       --         (1,506)    (27,906)      (29,412)
                                    ----------     ----     ----------    --------    ----------
BALANCE AT MARCH 31, 1998.........  85,874,513     $859     $1,669,846    $     --    $1,670,705
                                    ==========     ====     ==========    ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE, UNIT, SQUARE FEET AND PERCENTAGE DATA)

 1. ORGANIZATION AND FORMATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company expects to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended. The Company, through its controlling interest in its subsidiary AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the ownership, operation, management, acquisition, renovation, expansion and development of industrial properties and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     The Company and the Operating Partnership were formed shortly before consummation of the IPO. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor") formed AMB Property Corporation, a wholly owned subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock. In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partner interests ("LP Units") in the Operating Partnership, the assumption of debt and, to a limited extent, cash. The net assets of the Predecessor and the properties acquired with Common Stock were contributed to the Operating Partnership in exchange for 69,768,801 units. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock") for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. Net of underwriters' commission and offering costs aggregating $38,068, the Company received approximately $300,032 in proceeds from the IPO. The net proceeds of the IPO were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of March 31, 1998, the Company owned an approximate 95.9% general partner interest in the Operating Partnership. The remaining 4.1% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management Corporation, a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain executive officers of the Company collectively purchased 100% of the Investment Management Subsidiary's voting common stock (representing a 5% economic interest therein). The Operating Partnership accounts for its investment in AMB Investment Management using the equity method of accounting. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients.

                            AMB PROPERTY CORPORATION

 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE, UNIT, SQUARE FEET AND PERCENTAGE DATA)

     As of March 31, 1998, the Company owned 155 Properties, consisting of 118 industrial properties (the "Industrial Properties") and 37 retail properties (the "Retail Properties") located in 28 markets throughout the United States. The Industrial Properties (comprising 415 buildings), principally warehouse distribution properties, encompass approximately 44.0 million rentable square feet and, as of March 31, 1998, were 94.6% leased to over 1,000 tenants. The Retail Properties (comprising 37 centers), principally grocer-anchored community shopping centers, encompass approximately 6.8 million rentable square feet and, as of the same date, were 94.6% leased to over 900 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

 2. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements for prior periods have been reclassified to conform to current classifications with no effect on results of operations. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the company's consolidated financial position and results of operations for the interim periods.

     The interim financial information for the three months ended March 31, 1997, represents the results of the Predecessor, an investment manager. The Predecessor's revenues consisted primarily of fees earned in connection with real estate investment management services. As such, information presented for the three months ended March 31, 1997 and 1998 is not comparable given the differences in lines of business between the Company and the Predecessor.

     The interim results of the three months ended March 31, 1997 and 1998 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

 3. DEBT

     In connection with the Formation Transactions, the Company assumed certain secured debt with an aggregate principal value of $517,031 and a fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instruments using the effective interest method. As of March 31, 1998, the unamortized debt premium was $17,542. As of March 31, 1998, debt, excluding unamortized debt premiums, consists of the following:

Secured debt, varying interest rates from 7.01% to 10.39%,
  due November 1998 to January 2014.........................  $592,569
Unsecured credit facility, variable interest at LIBOR plus
  110 basis points, (6.79% at March 31, 1998) due November
  2000......................................................   312,000
                                                              --------
          Total Debt........................................  $904,569
                                                              ========

                            AMB PROPERTY CORPORATION

 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE, UNIT, SQUARE FEET AND PERCENTAGE DATA)

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. All of the secured debt bears interest at fixed rates, except for one loan of $5,623 which bears a variable interest rate at LIBOR plus 275 basis points, or 8.44% at March 31, 1998, or prime plus 50 basis points at the borrower's option. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. The weighted-average fixed interest rate on secured debt at March 31, 1998, was 8.01%.

     The Company has a $500,000 unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Company's credit rating. The Credit Facility has various financial and non-financial covenants.

     Interest capitalized related to construction projects for the three months ended March 31, 1998, was $1,253. There was no capitalized interest for periods prior to the Formation Transactions.

     The scheduled maturities of the secured debt as of March 31, 1998 are as follows:

1998......................................................  $ 53,712
1999......................................................    10,965
2000......................................................    14,427
2001......................................................    38,582
2002......................................................    63,675
Thereafter................................................   411,208
                                                            --------
                                                            $592,569
                                                            ========

     The 1998 maturities included $35,000 of secured debt that was assumed in connection with certain property acquisitions, and which was repaid in full subsequent to March 31, 1998.

 4. MINORITY INTERESTS

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in 11 real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest, or (ii) the Company holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control all major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     The following table sets forth the minority interest ownership held by certain joint ventures ("Minority Interest -- Joint Ventures") and the limited partnership interests' in the Operating Partnership ("Minority
Interest -- Limited Partners") as of March 31, 1998.

Minority Interest -- Joint Ventures.......................  $ 52,867
Minority Interest -- Limited Partners.....................    70,896
                                                            --------
                                                            $123,763
                                                            ========

 5. STOCKHOLDERS' EQUITY

     On March 9, 1998, the Company and the Operating Partnership declared a quarterly cash distribution of $0.3425 per share of common stock, payable on April 3, 1998, to stockholders and unitholders of record as of March 18, 1998.

                            AMB PROPERTY CORPORATION

 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE, UNIT, SQUARE FEET AND PERCENTAGE DATA)

 6. EARNINGS PER SHARE

     For purposes of calculating diluted earnings per share for the three months ended March 31, 1998, no adjustment to net income available to common stockholders was necessary, as the Company's only dilutive securities outstanding for such period were stock options issued under its stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 410,223 for the three months ended March 31, 1998. Such dilution was computed using the treasury stock method. The Predecessor had no dilutive securities outstanding during the three months ended March 31, 1997.

 7. PRO FORMA INFORMATION

     The following summary unaudited pro forma financial information for the three months ended March 31, 1997 has been prepared as if the Formation Transactions, the IPO (as described in Note 1) and property acquisitions and dispositions during the year ended December 31, 1997 had occurred on January 1, 1997. In the opinion of management, the pro forma financial information does not purport to present the consolidated results that would have occurred if the aforementioned transactions had been consummated on January 1, 1997, nor does it purport to present the consolidated results of operations for future periods.

                                                         FOR THE THREE
                                                          MONTHS ENDED
                                                         MARCH 31, 1997
                                                         --------------
Total revenues.........................................   $    68,622
Income from operations before minority interests.......        24,327
Net income available to common stockholders............        23,342

Income Per Share of Common Stock
  Basic................................................   $      0.27
                                                          -----------
  Diluted..............................................   $      0.27
                                                          -----------

Weighted Average Common Shares Outstanding
  Basic................................................    85,874,513
                                                          ===========
  Diluted..............................................    85,874,513
                                                          ===========

                            AMB PROPERTY CORPORATION

 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE, UNIT, SQUARE FEET AND PERCENTAGE DATA)

 8. OPERATING PARTNERSHIP

     As of March 31, 1998, the Company owned a 95.9% general partner interest in the Operating Partnership. Therefore, the Company consolidates the Operating Partnership and records the remaining 4.1% limited partner interests as minority interests in the consolidated financial statements. The Operating Partnership commenced operations as a fully integrated real estate company in connection with the Formation Transactions. The following table sets forth summary financial information of the Operating Partnership as of and for the period from December 31, 1997 to March 31, 1998:

Investments in real estate, net.........................  $ 2,740,048
Total assets............................................    2,798,190
Debt....................................................      922,111
Partners' capital.......................................    1,741,601
Revenues................................................       75,785
Income from operations before minority interest.........       29,188
Net income..............................................       28,726
Net income per unit:
  Basic.................................................  $      0.32
  Diluted...............................................  $      0.32
Weighted average units outstanding:
  Basic.................................................   88,428,969
  Diluted...............................................   88,839,192

     Following is a statement of partners' capital of the Operating Partnership for the three months ended March 31, 1998:

                                      GENERAL PARTNER           LIMITED PARTNERS
                                  ------------------------    --------------------
                                    UNITS         AMOUNT        UNITS      AMOUNT       TOTAL
                                  ----------    ----------    ---------    -------    ----------
DECEMBER 31, 1997...............  85,874,513    $1,668,030    2,542,163    $49,368    $1,717,398
  Contributions.................          --            --    1,106,444     25,760        25,760
  Net income....................          --        27,906           --        820        28,726
  Reallocation..................          --         4,181           --     (4,181)           --
  Distributions.................          --       (29,412)          --       (871)      (30,283)
                                  ----------    ----------    ---------    -------    ----------
MARCH 31, 1998..................  85,874,513    $1,670,705    3,648,607    $70,896    $1,741,601
                                  ==========    ==========    =========    =======    ==========

 9. SUBSEQUENT EVENTS

     On April 2, 1998, the Operating Partnership filed a registration statement with the Securities and Exchange Commission for the issuance of senior unsecured notes with an aggregate principal amount of $350,000. If such transaction is consummated, the Company anticipates that it will use the net proceeds from the issuance to repay borrowings on the Credit Facility and for general working capital requirements.

     In April 1998, the Company repaid approximately $35,000 in assumed debt related to properties acquired during the quarter ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Notes to Consolidated Financial Statements. Statements contained herein, which are not historical facts may be forward looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

THE COMPANY

     AMB Property Corporation is a fully integrated real estate company engaged in the ownership, operation, management, acquisition, renovation, expansion and development of industrial properties and community shopping centers in target markets nationwide.

                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION
                              AS OF MARCH 31, 1998

                           INDUSTRIAL PROPERTIES             RETAIL PROPERTIES                      TOTAL
                       ------------------------------   ---------------------------   ---------------------------------
                        NUMBER      RENTABLE            NUMBER    RENTABLE               NUMBER       RENTABLE
                          OF         SQUARE     % OF      OF       SQUARE     % OF    OF BUILDINGS     SQUARE     % OF
       REGION          BUILDINGS      FEET      TOTAL   CENTERS     FEET      TOTAL   AND CENTERS       FEET      TOTAL
       ------          ---------   ----------   -----   -------   ---------   -----   ------------   ----------   -----
Eastern..............      68       8,729,347    19.9%      4     1,272,968    18.6%       72        10,002,315    19.7%
Midwestern...........      92      11,199,515    25.5       4       710,833    10.4        96        11,910,348    23.4
Southern.............     114      11,262,975    25.6      12     1,957,051    28.6       126        13,220,026    26.0
Western..............     141      12,772,141    29.0      17     2,907,986    42.4       158        15,680,127    30.9
                          ---      ----------   -----     ---     ---------   -----       ---        ----------   -----
     Total...........     415      43,963,978   100.0%     37     6,848,838   100.0%      452        50,812,816   100.0%
                          ===      ==========   =====     ===     =========   =====       ===        ==========   =====

     During the quarter ended March 31, 1998, the Company invested $296 million in real estate, consisting of (i) $272 million in operating properties comprising 56 industrial buildings and two shopping centers, including $37 million of capital provided by Institutional Alliance Partners for their share of consolidated joint ventures with the Company, (ii) $22 million for the acquisition of two development projects, and (iii) $2 million of additional acquisition costs for an existing property. In addition, the Company initiated development of three development projects with a total estimated cost of $88 million, including the $22 million of acquisition costs included above, bringing the expected cost of developments in process at March 31, 1998 to $211 million.

INCREASED PRESENCE IN KEY MARKETS

     The Company continued to execute its research-based target market strategy by expanding its presence in key markets nationwide and initiating significant investments in two newly targeted markets. Major markets targeted by the Company's research for significant expansion during the quarter included the following:

     - BOSTON: The Company more than tripled its presence in this market through its $85.7 million investment in 22 industrial buildings comprising 2.9 million square feet in three transactions. Since entering the Boston market approximately six months ago, the Company has grown its portfolio to 35 industrial buildings aggregating 4.2 million square feet. The first quarter acquisitions included a transaction structured through the Company's UPREIT Alliance Program, allowing the former owner, the Campanelli Companies, to exchange properties for equity interests in the Company while retaining management and leasing responsibilities.

     - ORLANDO: The Company expanded its portfolio in this market to become a leading property owner in the broader industrial market with a total of 17 buildings totaling over 1.5 million square feet. During the quarter, the Company invested $30.3 million to purchase 11 industrial warehouse buildings totaling 791,386 square feet located in the Orlando Central Park ("OCP"). The Company is now the largest owner in OCP, the dominant industrial park in the Orlando market.

     - NORTHERN NEW JERSEY: The Company expanded in this national distribution market, increasing its holdings to six buildings aggregating 1.8 million square feet. Through a co-investment transaction in its Institutional Alliance Program, the Company invested $23.4 million during the quarter for a 50% interest in three industrial buildings comprising 821,712 square feet.

     - Further investments were made in the Company's existing markets, including $26.0 million invested in a 290,204 square foot community shopping center in Seattle, $15.0 million in a 312,106 square foot industrial investment in Minneapolis, and $6.0 million in a 113,700 square foot industrial investment in Atlanta.

EXPANSION INTO NEW TARGET MARKETS

     During the three months ended March 31, 1998, Company research targeted two new industrial markets where it intends to establish a significant presence:

     - PORTLAND: The Company invested $29.3 million in its entry into this key regional distribution market, acquiring two industrial portfolios comprising five industrial buildings totaling 676,104 square feet. The Company, together with its Alliance Partner, Trammell Crow, will manage and lease the properties. The Company targeted Portland for its strong economic growth, economic diversification and Pacific Rim location.

     - MEMPHIS: The Company invested $13.6 million in its entry to this key distribution market, with the purchase of a 50% interest in seven buildings comprising 858,322 square feet through a co-investment with an Institutional Alliance Partner. The Company targeted Memphis as a growth market with a prime location in a critical industrial distribution state.

DEVELOPMENT ACTIVITY

     - MIAMI: The Company worked with Development Alliance Partner, The LEFMARK Group, on two community shopping center projects in South Florida. The first is the planned 248,900 Springs Gate Retail Center, a community shopping center to be built in Coral Springs and anchored by Regal Cinema, one of the largest theater chains in the country. The project is currently 60% pre-leased, and completion is anticipated for May 1999. The second is the renovation of the 259,400 square foot Northridge Shopping Center located in North Broward County. The center will be renovated and re-configured and is expected to be completed in September 2000. The property is currently 90% leased to tenants, including Walgreens, Publix and Target.

     - DALLAS/FORT WORTH: The Company commenced construction on an $18.3 million, 205,000 square foot air cargo facility at the Dallas/Fort Worth Airport with its Strategic Alliance Partner, Trammell Crow Company, with whom the Company will develop and manage the project. This transaction represents the last parcel of land available on the tarmac for an air cargo facility, and the property is expected to be 100% pre-leased prior to completion.

STRATEGIC ALLIANCES

     During the quarter, the Company continued to position itself for future growth through its Strategic Alliance Program. The Company added four new alliance partners: the Campanelli Companies, a prominent Boston developer, for the acquisition and development of industrial properties in greater Boston; The LEFMARK Group, for continued renovation and development of community shopping centers in South Florida; Trammell Crow Company, for development, management and leasing of industrial properties in five selected major distribution markets and near major airports nationwide; and a prominent national insurance company, for co-investment in retail and industrial properties nationwide.

     Through the Company's UPREIT Alliance Program, the Company completed its first two UPREIT transactions during the quarter, totaling an aggregate of $100.4 million and adding 3.2 million square feet to the portfolio.

RESULTS OF OPERATIONS

OVERVIEW

     The discussion below is presented as follows: (i) results of the Company and its Predecessor for the three months ended March 31, 1998 and 1997, and (ii) results of the Properties for the three months ended March 31, 1998 and 1997.

COMPANY AND PREDECESSOR RESULTS OF OPERATIONS

     COMPANY AND PREDECESSOR -- THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, totaled $74.6 million for the three months ended March 31, 1998. The Predecessor's revenues consisted primarily of fees earned in connection with real estate management services. As such, no such rental revenues existed for the Predecessor for the three months ended March 31, 1997.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, totaled $20.3 million for the three months ended March 31, 1998. The Predecessor's expenses consisted primarily of salaries and other general and administrative costs. As such, no such property operating expenses existed during the three months ended March 31, 1997.

     General and administrative expenses. The Company's general and administrative expenses were $2.7 million for the three months ended March 31, 1998, as compared to the Predecessor's investment management expenses of $3.9 million for the three months ended March 31, 1997. Investment management expenses of the Predecessor consisted primarily of salaries and other general and administrative expenses. The $1.2 million, or 31%, decrease in general and administrative expenses is attributable to the change in the operations of the Company, from an investment manager to a fully integrated real estate company, and the formation of AMB Investment Management. In connection with the Formation Transactions, AMB Investment Management assumed employment and other related costs of certain employees who transferred from the Predecessor to AMB Investment Management for the purpose of carrying on the investment management business.

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

     The historical property financial data presented herein show significant increases in revenues and expenses principally attributable to substantial portfolio growth. As a result, the Company does not believe the year-to-year financial data are comparable to prior periods. Therefore, the analysis below shows (i) changes resulting from Properties that were held during the entire period for both years being compared (the "Core Portfolio") and (ii) changes attributable to acquisition and development activity. For the comparison between the three months ended March 31, 1998 and 1997, the Core Portfolio consists of the 77 Properties acquired prior to January 1, 1997. The Company's future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. No assurance can be given that the past trends of revenues, expenses or income of the Company will continue in the future at their historical rates, and any variation therefrom may be material.

     Following is a summary of the Properties' historical property operating income for the three months ended March 31, 1998 and 1997 (in thousands):

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                               --------------------------
                                                  1997            1998
                                               ----------      ----------
Rental revenues..............................   $ 54,871        $ 74,602
Property operating expenses, before
  depreciation and amortization..............    (19,439)        (20,252)
                                                --------        --------
     Property operating income(1)............   $ 35,432        $ 54,350
                                                ========        ========

---------------
(1) Property operating income is computed as rental revenues less property operating expenses, excluding depreciation and amortization, interest expense and general and administrative expenses.

     PROPERTIES -- THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $19.7 million, or 36%, for the three months ended March 31, 1998, to $74.6 million as compared to $54.9 million for the three months ended March 31, 1997. Approximately $3.1 million, or 16% of this increase, was attributable to the Core Portfolio, with the remaining $16.6 million attributable to Properties acquired in 1997 and 1998. The 6% growth in rental revenues in the Core Portfolio resulted primarily from the incremental effect of rental rate increases, changes in occupancy and reimbursement of expenses. In 1998, the Company increased average contractual or base rental rates on the Properties by 16.4% on 52 new and renewing leases totaling 1.3 million rentable square feet (representing 2.6% of the Properties' aggregate rentable square footage).

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $0.9 million, or 4%, for the three months ended March 31, 1998, to $20.3 million as compared to $19.4 million for the three months ended March 31, 1997. Core Portfolio operating expenses decreased by approximately $3.1 million, while operating expenses attributable to Properties acquired in 1998 and 1997 increased by $4.0 million. The change in Core Portfolio operating expenses and real estate taxes relates to (i) Core Portfolio real estate taxes and insurance expense increased by approximately $0.2 million from 1997 to 1998, while (ii) Core Portfolio other property operating expenses (excluding real estate taxes and insurance) decreased by approximately $3.3 million from 1997 to 1998. The large decrease in other property operating expenses is attributable to lower asset management costs in 1998 as compared to 1997 that resulted from the change in ownership structure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects that its principal sources of working capital and funding for acquisitions, development, expansion and renovation of the Properties will include its Credit Facility, permanent secured debt financing, proceeds from public and private unsecured debt offerings, proceeds from public and private equity offerings (including issuances of Units) and cash flows provided by operations. Management believes that its sources of working capital and its ability to access private and public debt and equity capital are adequate to continue to meet liquidity requirements for the foreseeable future.

     CAPITAL RESOURCES

     The Company has a $500.0 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Company's credit rating. The Company uses the Credit Facility principally for acquisitions and for general working capital requirements. Borrowings under the Credit Facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending on the Company's debt rating at the time of such borrowings. As of March 31, 1998, the outstanding balance on the Credit Facility was $312.0 million and bore interest at LIBOR plus 110 basis points (6.79% as of such date). Monthly debt service payments on the Credit Facility are interest only. The Credit Facility matures in November 2000. See Notes to Consolidated Financial Statements. The total amount available under the Credit Facility fluctuates based upon the borrowing base, as defined in the agreement governing the Credit Facility. Currently, the maximum amount available is approximately $460 million.

     Subsequent to March 31, 1998, the Company received credit ratings for its unsecured debt of Baa1 from Moody's Investors Service, BBB from Standard & Poor's Corporation and BBB+ from Duff & Phelps Credit Rating Co. As a result of the receipt of the investment-grade credit ratings, the interest rate on the Company's unsecured revolving Credit Facility was reduced by 20 basis points to LIBOR plus 90 basis points.

     In connection with the recent property acquisitions and the Formation Transactions, the Company has assumed various mortgages and other secured debt. As of March 31, 1998, the aggregate principal amount of such secured debt was $592.6 million, excluding unamortized debt premiums of $17.5 million. The secured debt bears interest at rates varying from 7.01% to 10.39% per annum (with a weighted average of 8.01%) and final maturity dates ranging from 1998 to 2014.

     As of March 31, 1998, the Company's total outstanding debt was approximately $922.1 million, including unamortized debt premiums of approximately $17.5 million. See Notes to Consolidated Financial Statements. The total amount of debt to be repaid in 1998 is approximately $53.7 million, including normal principal amortization of approximately $5.6 million and $35.0 million of assumed secured debt, which was repaid in full subsequent to March 31, 1998.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, the Company presently intends to operate with a debt-to-total market capitalization ratio of less than 45%. Additionally, the Company intends to continue to structure its balance sheet in order to maintain an investment grade rating on its senior unsecured debt. The Company intends to keep the majority of its assets unencumbered to facilitate such rating. As of March 31, 1998, the Company's debt-to-total market capitalization ratio was approximately 29.9%.

     LIQUIDITY

     As of March 31, 1998, the Company had approximately $28.6 million in cash and cash equivalents and $148.0 million of additional available borrowings under the Credit Facility. Additionally, on April 2, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of senior unsecured notes with an aggregate principal amount of $350.0 million. If such transaction is consummated, the Company intends to use cash from operations, available borrowings under its Credit Facility and net proceeds from the anticipated issuance of the senior unsecured notes to fund acquisitions and capital expenditures and to provide for general working capital requirements.

     On March 9, 1998, the Company and the Operating Partnership declared a quarterly cash distribution of $0.3425 per common share, payable on April 3, 1998 to stockholders and unitholders of record on March 18, 1998.

     The anticipated size of the Company's distributions, using only cash from operations, will not allow it to retire all of its debt as it comes due. Therefore, the Company intends to also repay maturing debt with net proceeds from future debt and/or equity financings. No assurance can be given, however, that future financings will be available to the Company or that the terms of any such financings will be favorable from the Company's perspective.

     CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, the Company is currently in the process of renovating, expanding or developing 10 projects at a total estimated cost of $211.0 million. The Company presently expects to fund these expenditures with cash from operations, borrowings under the Credit Facility or debt or equity issuances. Other than these capital items, the Company has no material capital commitments. During the period from January 1, 1998 to March 31, 1998, the Company acquired 56 industrial buildings and two retail centers, aggregating 6.9 million rentable square feet for a total cost of $272.1 million. The acquisitions were funded through borrowings under the Credit Facility, cash, debt assumption of approximately $83.5 million, co-investments by Institutional Alliance Partners of approximately $37.0 million and the issuance of LP Units with a value of approximately $25.8 million at the date of issuance. The Company expects that its funds from operations and availability under its Credit Facility will be sufficient to meet expected capital commitments for the next 12 months.

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

     The following table reflects the calculation of the Company's FFO for the three months ended March 31, 1997 and 1998. The 1997 FFO was prepared on a pro forma basis (giving effect to the completion of the Formation Transactions, the IPO, and certain 1997 property acquisitions and dispositions) as if they had occurred on January 1, 1997.

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                           ------------------------------
                                                           1997 (PRO FORMA)       1998
                                                           ----------------    ----------
                                                           (IN THOUSANDS, EXCEPT SHARES)
Income from operations before minority interests.........     $   24,327       $   29,188
Real estate related depreciation and amortization:
  Total depreciation and amortization....................         11,766           11,786
  Furniture, fixtures and equipment depreciation.........            (43)            (104)
FFO attributable to minority interests(1)(2).............           (551)            (575)
                                                              ----------       ----------
  FFO(1).................................................     $   35,499       $   40,295
                                                              ==========       ==========
Weighted average shares and units outstanding
  (diluted)..............................................     88,416,676       88,839,192

---------------
(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund cash needs, including the ability to make distributions.

(2) Represents FFO attributable to minority interests in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. Such minority interests are not convertible into shares of Common Stock.

     TENANT RETENTION RATES AND RENT INCREASES

     The following table sets forth information relating to tenant retention rates and rent increases on renewal and re-tenanted space for the Industrial Properties and the Retail Properties for the periods presented.

                                                                    FOR THE THREE
                                         YEAR ENDED DECEMBER 31,    MONTHS ENDED
                                         ------------------------     MARCH 31,     WEIGHTED
                                          1995     1996     1997        1998        AVERAGE
                                         ------   ------   ------   -------------   --------
INDUSTRIAL PROPERTIES
  Retention rate.......................  67.9%    79.2%    69.5%        77.3%        72.9%
  Rent increases.......................   4.8%     4.7%    13.0%        14.8%
RETAIL PROPERTIES
  Retention rate.......................  63.5%    88.4%    87.8%        87.2%        83.5%
  Rent increases.......................   3.2%     5.4%    10.1%        22.0%

     RECURRING TENANT IMPROVEMENTS AND LEASING COMMISSIONS PER SQUARE FEET
LEASED

     The table below summarizes for the Industrial Properties and the Retail Properties, separately, the recurring tenant improvements and leasing commissions per square feet leased for the periods presented. The recurring tenant improvements and leasing commissions represent costs incurred to lease space after the initial lease term of the initial tenant, excluding costs incurred to relocate tenants as part of a re-tenanting strategy. The tenant improvements and leasing commissions set forth below are not necessarily indicative of future tenant improvements and leasing commissions.

                                                                       FOR THE THREE
                                            YEAR ENDED DECEMBER 31,    MONTHS ENDED
                                            ------------------------     MARCH 31,     WEIGHTED
                                             1995     1996     1997        1998        AVERAGE
                                            ------   ------   ------   -------------   --------
INDUSTRIAL PROPERTIES
  Renewals................................  $0.91    $0.93    $1.05       $ 0.76        $0.93
  Re-tenanted.............................   1.75     1.97     1.62         1.98         1.77
     Weighted average.....................   1.32     1.29     1.30         0.98         1.26
RETAIL PROPERTIES
  Renewals................................  $5.53    $4.72    $4.25       $ 1.82        $3.96
  Re-tenanted.............................   5.37     6.53     7.92        13.85         7.47
     Weighted average.....................   5.46     5.61     6.41         3.25         5.59

     OCCUPANCY AND BASE RENT

     The table below sets forth weighted average occupancy rates and average base rent per square foot, based on square feet leased, of the Industrial Properties and the Retail Properties for the periods presented.

                                                                               FOR THE
                                                                                THREE
                                                                               MONTHS
                                                       DECEMBER 31,             ENDED
                                                --------------------------    MARCH 31,
                                                 1995      1996      1997       1998
                                                ------    ------    ------    ---------
INDUSTRIAL PROPERTIES
  Occupancy rate at period end................    97.3%     97.2%     95.7%      94.6%
  Average base rent per square foot(1)........  $ 3.43    $ 3.81    $ 4.26     $ 4.29
RETAIL PROPERTIES
  Occupancy rate at period end................    92.4%     92.4%     96.1%      94.6%
  Average base rent per square foot(1)........  $10.46    $11.32    $12.05     $11.78

---------------
(1) Average base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet during the period.

SELECTED PROPERTY FINANCIAL DATA

     The following table sets forth selected property financial data for the Company's Industrial and Retail Properties as of and for the three months ended March 31, 1998.

                                                     SELECTED PROPERTY FINANCIAL DATA
                                                      AS OF AND FOR THE THREE MONTHS
                                                           ENDED MARCH 31, 1998
                                                  --------------------------------------
                                                  INDUSTRIAL      RETAIL        TOTAL
                                                  PROPERTIES    PROPERTIES    PROPERTIES
                                                  ----------    ----------    ----------
                                                              (IN THOUSANDS)
Base rent.......................................  $   38,168     $ 19,189     $   57,357
Straight-line rents.............................       1,791        1,034          2,825
Expense reimbursements and other income.........       8,706        5,714         14,420
                                                  ----------     --------     ----------
          Total rental revenues.................      48,665       25,937         74,602
Other property operating expenses...............       5,743        4,261         10,004
Real estate taxes...............................       6,866        3,382         10,248
                                                  ----------     --------     ----------
          Total property operating expenses,
            before depreciation and
            amortization........................      12,609        7,643         20,252
                                                  ----------     --------     ----------
          Property operating income(1)..........  $   36,056     $ 18,294     $   54,350
                                                  ==========     ========     ==========
Real estate investments at cost, excluding
  construction in progress(2)...................  $1,849,540     $815,250     $2,664,790
                                                  ==========     ========     ==========

---------------
(1) Property operating income is computed as rental revenues less property operating expenses, excluding depreciation and amortization, interest expense and general and administrative expenses.

(2) Historical cost basis as of March 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of March 31, 1998, there were no pending legal proceedings to which the Company is a party or of which any of its Properties is the subject, the adverse determination of which would have a material adverse effect upon the Company's financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended March 31, 1998, the Operating Partnership issued 1,106,444 limited partner interests ("LP Units") in consideration for the acquisition of certain properties. Holders of the LP Units may redeem part or all of their LP Units for cash, or at the election of the Company, exchange such LP Units for shares of Common Stock on a one-for-one basis. This redemption/exchange right may not be exercised prior to April 1999.

     The issuance of LP Units in connection with the aforementioned acquisitions constituted private placements of securities which were exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to
Section 4 (2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
    NUMBER                              DESCRIPTION
    -------                             -----------
      3.1*      Articles of Incorporation of the Registrant.
      3.2*      Bylaws of the Registrant.
      3.3*      Form of Certificate for Common Stock of the Registrant.
     10.1*      Amended and Restated Agreement of Limited Partnership of AMB
                Property, L.P.
     10.2*      Form of Registration Rights Agreement among the Registrant and the persons named therein.
     10.3*      Amended and Restated Credit Agreement, dated August 8, 1997.
     10.4*      Form of Employment Agreement between the Registrant and
                Executive Officers.
     10.5*      The 1997 Stock Option and Incentive Plan of the Registrant.
     27.1**     Financial Data Schedule -- AMB Property Corporation

---------------
 * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-35915) and incorporated herein by reference.

** Filed herewith.

     (b) Reports on Form 8-K:

     Form 8-K for the event dated December 31, 1997, was filed January 13, 1998 in connection with the acquisition of property.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMB PROPERTY CORPORATION

Date: May 14, 1998                        By:     /s/ HAMID R. MOGHADAM

                                            ------------------------------------
                                                     Hamid R. Moghadam
                                               President and Chief Executive
                                                           Officer,
                                               Director (Principal Executive
                                                           Officer)

Date: May 14, 1998                        By:      /s/ MICHAEL A. COKE

                                            ------------------------------------
                                                      Michael A. Coke
                                              Director of Financial Management
                                              And Reporting, Chief Accounting
                                               Officer (Principal Accounting
                                                           Officer)