Form 10-Q
period 1998-09-30
AMB PROPERTY CORP
filed 1998-11-13
CIK 1045609

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1998, there were 85,874,513 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMB PROPERTY CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
  PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

            Consolidated Balance Sheets as of December 31, 1997 and
            September 30, 1998 (unaudited)..............................      1
            Consolidated Statements of Operations for the nine and three
            months ended September 30, 1997 and 1998 (unaudited)........      2
            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1997 and 1998 (unaudited)...............      3
            Consolidated Statement of Stockholders' Equity for the nine
            months ended September 30, 1998 (unaudited).................      4
            Notes to Consolidated Financial Statements (unaudited)......      5
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
    Item 3. Quantitative and Qualitative Disclosures About Market
            Risks.......................................................     18
  PART II. OTHER INFORMATION
    Item 1. Legal Proceedings...........................................     18

    Item 2. Changes in Securities.......................................     18

    Item 3. Defaults Upon Senior Securities.............................     18

    Item 4. Submission of Matters to a Vote of Security Holders.........     18

    Item 5. Other Information...........................................     19

    Item 6. Exhibits and Reports on Form 8-K............................     19


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1997            1998
                                                              ------------    -------------
Investments in real estate:
  Land and improvements.....................................   $  550,635      $  718,855
  Buildings and improvements................................    1,822,516       2,376,390
  Construction in progress..................................       69,848         128,685
                                                               ----------      ----------
          Total investments in properties...................    2,442,999       3,223,930
  Accumulated depreciation and amortization.................       (4,153)        (43,904)
                                                               ----------      ----------
          Net investments in properties.....................    2,438,846       3,180,026
  Investment in unconsolidated joint venture................           --          67,191
                                                               ----------      ----------
          Net investments in real estate....................    2,438,846       3,247,217
Cash and cash equivalents...................................       39,968          33,206
Other assets................................................       27,441          46,850
                                                               ----------      ----------
          Total assets......................................   $2,506,255      $3,327,273
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Unsecured credit facility.................................   $  150,000      $  205,000
  Senior debt securities....................................           --         400,000
  Secured debt..............................................      535,652         701,602
                                                               ----------      ----------
          Total debt........................................      685,652       1,306,602
Other liabilities...........................................       49,350         109,606
Payable to affiliates.......................................       38,071              --
                                                               ----------      ----------
          Total liabilities.................................      773,073       1,416,208
Commitments and contingencies...............................           --              --
Minority interests..........................................       65,152         144,389
Stockholders' equity:
     Series A Preferred Stock, cumulative, redeemable, $0.01
      par value, 100,000,000 shares authorized, 4,000,000
      shares issued and outstanding, $100,000 liquidation
      preference............................................           --          96,100
     Common stock, $0.01 par value, 500,000,000 shares
      authorized, 85,874,513 issued and outstanding.........          859             859
     Additional paid-in capital.............................    1,667,171       1,669,717
     Retained earnings......................................           --              --
                                                               ----------      ----------
          Total stockholders' equity........................    1,668,030       1,766,676
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $2,506,255      $3,327,273
                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                          ---------------------------    -------------------------
                                             1997            1998           1997          1998
                                          -----------    ------------    ----------    -----------
REVENUES
  Rental revenues.......................  $       --     $    92,841     $       --    $   251,844
  Investment management and other
     income.............................      12,204           1,220         23,287          3,016
                                          ----------     -----------     ----------    -----------
          Total revenues................      12,204          94,061         23,287        254,860

OPERATING EXPENSES
  Property operating expenses...........          --          12,720             --         33,951
  Real estate taxes.....................          --          12,413             --         33,686
  General and administrative............          --           2,832             --          8,694
  Interest, including amortization......          --          19,544             --         47,105
  Depreciation and amortization.........          --          14,750             --         40,052
  Investment management expenses........       5,986              --         14,305             --
                                          ----------     -----------     ----------    -----------
          Total operating expenses......       5,986          62,259         14,305        163,488
                                          ----------     -----------     ----------    -----------
          Income from operations before
            minority interests..........       6,218          31,802          8,982         91,372
  Minority interests' share of net
     income.............................          --          (2,930)            --         (6,615)
                                          ----------     -----------     ----------    -----------
          Net income....................       6,218          28,872          8,982         84,757
  Series A preferred stock dividends....          --          (1,514)            --         (1,514)
                                          ----------     -----------     ----------    -----------
          Net income available to common
            stockholders................  $    6,218     $    27,358     $    8,982    $    83,243
                                          ==========     ===========     ==========    ===========
INCOME PER SHARE OF COMMON STOCK
  Basic.................................  $     1.22     $      0.32     $     1.77    $      0.97
                                          ==========     ===========     ==========    ===========
  Diluted...............................  $     1.22     $      0.32     $     1.77    $      0.97
                                          ==========     ===========     ==========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic.................................   5,079,855      85,874,513      5,079,855     85,874,513
                                          ==========     ===========     ==========    ===========
  Diluted...............................   5,079,855      86,251,857      5,079,855     86,252,923
                                          ==========     ===========     ==========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                               1997        1998
                                                              -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 8,982    $  84,757
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       --       40,052
  Straight-line rents.......................................       --       (8,083)
  Amortization of debt premiums and financing costs.........       --       (1,921)
  Minority interests' share of net income...................       --        6,615
  Equity in loss of AMB Investment Management...............       --          394
  Equity earnings of unconsolidated joint venture...........       --         (833)
Changes in assets and liabilities:
  Other assets..............................................   (1,243)     (11,795)
  Other liabilities.........................................    3,547       28,047
                                                              -------    ---------
    Net cash provided by operating activities...............   11,286      137,233
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................       --     (397,388)
Additions to land and building improvements.................       --      (26,700)
Additions to tenant improvements and leasing costs..........       --       (7,622)
Additions to construction in progress.......................       --      (67,078)
Acquisition of interest in unconsolidated joint venture.....       --      (67,149)
Distributions received from investment in unconsolidated
  joint venture.............................................       --        1,011
Reduction of payable to affiliates in connection with
  Formation Transactions....................................       --      (38,071)
Purchase of furniture, fixtures and equipment...............   (1,436)          --
                                                              -------    ---------
    Net cash used in investing activities...................   (1,436)    (602,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on unsecured credit facilities...................       --      546,000
Borrowings on secured debt..................................       --       54,554
Payments on unsecured credit facilities.....................       --     (491,000)
Payments on secured debt....................................       --      (62,916)
Net proceeds from issuance of senior debt securities........       --      399,166
Net proceeds from issuance of Series A Preferred Stock......       --       96,100
Dividends paid to common stock and preferred stock
  shareholders..............................................       --      (58,825)
Distributions to minority interests.........................       --      (24,077)
Deferred offering costs.....................................     (711)          --
Distributions to stockholders of Predecessor................   (6,628)          --
Principal payment of notes receivable from stockholders of
  Predecessor...............................................      869           --
                                                              -------    ---------
    Net cash provided by (used in) financing activities.....   (6,470)     459,002
                                                              -------    ---------
Net increase in cash and cash equivalents...................    3,380       (6,762)
Cash and cash equivalents at beginning of period............    2,783       39,968
                                                              -------    ---------
Cash and cash equivalents at end of period..................  $ 6,163    $  33,206
                                                              =======    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $    --    $  39,291
                                                              =======    =========
Property acquisitions:
  Purchase price............................................  $    --    $ 674,365
  Assumption of secured debt................................       --     (171,988)
  Minority interests' contribution..........................       --     (104,989)
                                                              -------    ---------
         Cash paid for property acquisitions................  $    --    $ 397,388
                                                              =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                  COMMON STOCK
                                   SERIES A    -------------------   ADDITIONAL
                                   PREFERRED     NUMBER               PAID-IN     RETAINED
                                     STOCK     OF SHARES    AMOUNT    CAPITAL     EARNINGS     TOTAL
                                   ---------   ----------   ------   ----------   --------   ----------
BALANCE AT DECEMBER 31, 1997.....   $    --    85,874,513    $859    $1,667,171   $     --   $1,668,030
  Preferred Stock offering, net
     of offering costs...........    96,100            --      --            --         --       96,100
  Net income.....................     1,514            --      --            --     83,243       84,757
  Reallocation of Limited
     Partners' interests in
     Operating
     Partnership.................        --            --      --         7,540         --        7,540
  Dividends......................    (1,514)           --      --        (4,994)   (83,243)     (89,751)
                                    -------    ----------    ----    ----------   --------   ----------
BALANCE AT SEPTEMBER 30, 1998....   $96,100    85,874,513    $859    $1,669,717   $     --   $1,766,676
                                    =======    ==========    ====    ==========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

 1. ORGANIZATION AND FORMATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

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

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share (the "Common Stock") for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive shares or units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of September 30, 1998, the Company owned an approximate 95.1% general partner interest in the Operating Partnership. The remaining 4.9% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain executive officers of the Company and an officer of AMB Investment Management collectively purchased 100% of the Investment Management Subsidiary's voting common stock (representing a 5% economic interest therein). The Operating Partnership accounts for its investment in AMB Investment Management using the equity method of accounting. AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients. The Operating Partnership also owns 100% of the non-voting

                            AMB PROPERTY CORPORATION

                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

preferred stock of Headlands Realty Corporation, a Maryland corporation (representing a 95% economic interest therein). Certain executive officers of the company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation invests in properties and may in the future engage in or acquire interests in entities that engage in the management, leasing and development of properties and similar activities.

     As of September 30, 1998, the Company owned 547 industrial buildings (the "Industrial Properties") and 37 retail centers (the "Retail Properties") located in 29 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 53.1 million rentable square feet and, as of September 30, 1998, were 95.9% leased to over 1,500 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately 6.9 million rentable square feet and, as of the same date, were 94.8% leased to over 900 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

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

     The interim financial information for the nine months and for the three months ended September 30, 1997 represents the results of the Predecessor, an investment manager. The Predecessor's revenues consisted primarily of fees earned in connection with real estate investment management services. As such, information presented for the nine months and for the three months ended September 30, 1997 and 1998 is not comparable given the differences in lines of business between the Company and the Predecessor.

     The interim results of the nine and three months ended September 30, 1997 and 1998 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

 3. REAL ESTATE ACQUISITION ACTIVITY

     During the nine months ended September 30, 1998, the Company invested: (i) $642.5 million in 187 industrial buildings, aggregating 15.3 million rentable square feet, (ii) $31.8 million in 2 retail centers, aggregating 0.4 million rentable square feet and (iii) $67.1 million in an unconsolidated limited partnership interest in an existing real estate joint venture that owns 36 industrial buildings aggregating 4.0 million square

                            AMB PROPERTY CORPORATION

                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

feet. Of this activity, acquisitions totaling $258.9 million in 83 industrial buildings aggregating 5.1 million rentable square feet were completed during the three months ended September 30, 1998.

 4. DEBT

     In connection with the Formation Transactions, the Company assumed certain secured debt with an aggregate principal value of $517,031 and a fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instruments using the effective interest method. As of September 30, 1998, the unamortized debt premium was $15,918. As of September 30, 1998, debt, excluding unamortized debt premiums, consists of the following:

Unsecured credit facility, variable interest at LIBOR plus
  90 basis points (6.53% at September 30, 1998), due
  November 2000.............................................  $  205,000
Unsecured senior debt securities, weighted average interest
  rate of 7.18%, due June 2008, June 2015 and June 2018.....     400,000
Secured debt, varying interest rates from 4.00% to 10.38%
  due November 1998 to January 2014.........................     685,684
                                                              ----------
          Total Debt........................................  $1,290,684
                                                              ==========

     The Company has a $500,000 unsecured revolving credit agreement (the "Credit Facility") with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years, and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Company's credit rating (15 basis points at September 30, 1998). The Credit Facility has various financial and non-financial covenants.

     Interest on the senior debt securities is payable semiannually in each June and December commencing December 1998. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants.

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $9,255 which bear interest at variable rates. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. The weighted-average fixed interest rate on secured debt at September 30, 1998, was 7.9%.

     Capitalized interest related to construction projects for the three and nine months ended September 30, 1998, was $1,876 and $4,974, respectively. There was no capitalized interest for periods prior to the Formation Transactions.

                            AMB PROPERTY CORPORATION

                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of September 30, 1998 are as follows:

                                                      SENIOR
                                         CREDIT        DEBT        SECURED
                                        FACILITY    SECURITIES       DEBT         TOTAL
                                        --------    ----------    ----------    ----------
1998 (three months)...................  $     --     $     --      $ 15,343     $   15,343
1999..................................        --           --        12,689         12,689
2000..................................   205,000           --        18,151        223,151
2001..................................        --           --        40,353         40,353
2002..................................        --           --        66,466         66,466
Thereafter............................        --      400,000       532,682        932,682
                                        --------     --------      --------     ----------
                                        $205,000     $400,000      $685,684     $1,290,684
                                        ========     ========      ========     ==========

 5. MINORITY INTERESTS

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties (some of which are Institutional Alliance Partners(TM)) in 16 real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest, or (ii) the Company holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     The following table sets forth the minority interest ownership held by certain joint venture partners, Institutional Alliance Partners(TM) and the limited partners' interests in the Operating Partnership as of September 30, 1998.

Minority Interest -- Joint Ventures.........................  $ 16,711
Minority Interest -- Institutional Alliance Partners(TM)....    41,205
Minority Interest -- Limited Partners.......................    86,473
                                                              --------
                                                              $144,389
                                                              ========

 6. STOCKHOLDERS' EQUITY

     On July 27, 1998, the Company sold 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Stock for $100,000 in an underwritten public offering. The net proceeds of $96,100 (after deducting underwriters' discounts and commissions and offering costs) from the offering were contributed to the Operating Partnership in exchange for 4,000,000 Series A preferred units with terms identical to the Series A Preferred Stock. The Operating Partnership used these proceeds to repay borrowings under the Credit Facility. The Series A Preferred Stock is redeemable solely at the option of the Company.

     On September 3, 1998, the Company and the Operating Partnership declared a quarterly cash distribution of $0.3425 per share of common stock and operating partnership unit, payable on October 2, 1998, to stockholders and unitholders of record as of September 16, 1998. On September 3, 1998, the Company declared a cash dividend of $0.4604 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.4604 per unit on its Series A Preferred Units, for the period commencing on July 27, 1998 and ending on October 14, 1998, payable on October 15, 1998 to stockholders and unitholders of record as of September 16, 1998.

                            AMB PROPERTY CORPORATION

                               SEPTEMBER 30, 1998
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

 7. INCOME PER SHARE

     The Company's only dilutive securities outstanding for the three and nine months ended September 30, 1998 were stock options issued under its stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 378,410 and 377,344 shares for the three and nine months ended September 30, 1998, respectively. Such dilution was computed using the treasury stock method. The Predecessor had no dilutive securities outstanding during the nine months ended September 30, 1997.

 8. PRO FORMA INFORMATION

     The following summary unaudited pro forma financial information for the three and nine months ended September 30, 1997 has been prepared as if the Formation Transactions, the IPO (as described in Note 1) and property acquisitions and dispositions during the year ended December 31, 1997 had occurred on January 1, 1997. The pro forma financial information does not purport to present the consolidated results that would have occurred if the aforementioned transactions had been consummated on January 1, 1997, nor does it purport to be indicative of the consolidated results of operations for future periods.

                                               FOR THE THREE          FOR THE NINE
                                                MONTHS ENDED          MONTHS ENDED
                                             SEPTEMBER 30, 1997    SEPTEMBER 30, 1997
                                             ------------------    ------------------
Total revenues.............................     $    70,816           $   210,048
Income from operations before minority
  interests................................          25,730                75,539
  Net income...............................          25,463                72,572
Income Per Share of Common Stock
  Basic....................................     $      0.30           $      0.85
                                                ===========           ===========
  Diluted..................................     $      0.30           $      0.85
                                                ===========           ===========
Weighted Average Common Shares Outstanding
  Basic....................................      85,874,513            85,874,513
                                                ===========           ===========
  Diluted..................................      85,874,513            85,874,513
                                                ===========           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of the consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including, construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in the section entitled "Business -- Business Risks" in our Annual Report on Form 10-K for fiscal year ended December 31, 1997. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

                                  THE COMPANY

     We are a fully integrated real estate company engaged in the ownership, operation, management, acquisition, renovation, expansion and development of industrial buildings and community shopping centers in target markets nationwide.

     At September 30, 1998, we owned and operated a total of 547 industrial buildings and 37 retail centers totaling 60.0 million square feet in 29 markets nationwide. In addition, as of the same date we had an interest in an unconsolidated joint venture that owns 36 industrial buildings aggregating 4.0 million square feet and we operated properties aggregating 4.5 million square feet of property on behalf of investment management clients.

                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION
                            AS OF SEPTEMBER 30, 1998

                           INDUSTRIAL PROPERTIES              RETAIL PROPERTIES                       TOTAL
                       ------------------------------    ---------------------------    ---------------------------------
                        NUMBER      RENTABLE             NUMBER    RENTABLE                NUMBER       RENTABLE
                          OF         SQUARE     % OF       OF       SQUARE     % OF     OF BUILDINGS     SQUARE     % OF
       REGION          BUILDINGS      FEET      TOTAL    CENTERS     FEET      TOTAL    AND CENTERS       FEET      TOTAL
       ------          ---------   ----------   -----    -------   ---------   -----    ------------   ----------   -----
Eastern..............      85      10,929,011    20.6%      4      1,272,968    18.6%        89        12,201,979    20.3%
Midwestern...........     106      11,986,978    22.6       4        710,833    10.4        110        12,697,811    21.2
Southern.............     184      16,171,842    30.4      12      1,972,366    28.6        196        18,144,208    30.2
Western..............     172      14,042,240    26.4      17      2,907,986    42.4        189        16,950,226    28.3
                          ---      ----------   -----      --      ---------   -----        ---        ----------   -----
    Total............     547      53,130,071   100.0%     37      6,864,153   100.0%       584        59,994,224   100.0%
                          ===      ==========   =====      ==      =========   =====        ===        ==========   =====

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the third quarter, we invested $258.9 million in operating properties, consisting of 83 industrial buildings aggregating 5.1 million square feet. We also initiated two new development projects aggregating approximately
0.5 million square feet during the quarter, with a total estimated cost of $23.3 million upon completion. As of September 30, 1998, we had 13 industrial projects aggregating approximately 5.3 million square feet in our development pipeline with a total estimated investment of $231.3 million upon completion and three retail projects aggregating approximately 0.6 million square feet in our development pipeline representing an estimated investment of $92.2 million upon completion.

STRATEGIC ALLIANCE PROGRAMS (TM)

     We believe that our strategy of forming strategic alliances with local and regional real estate experts and institutional investors provides us with growth opportunities, access to private capital and flexibility in the markets in which we operate. We have been a leader in forming these alliances through our Strategic Alliance Programs(TM).

     DEVELOPMENT ALLIANCE PROGRAM(TM): Our strategy for our Development Alliance Program(TM) is to enhance our development capability by forming alliances with development firms with a strong local presence and expertise. During the third quarter, we initiated two development projects with Development Alliance Partners(TM): a $10.9 million expected investment in a 0.2 million square foot industrial project in Dallas, Texas and a $12.4 million expected investment in a 0.3 million square foot industrial project in Houston, Texas.

     UPREIT ALLIANCE PROGRAM(TM): Through our UPREIT Alliance Program(TM), we issue operating partnership units in exchange for properties, thus providing additional growth for our portfolio. We expanded our UPREIT Alliance Program(TM) in the third quarter through the acquisition of a 1.0 million square foot industrial portfolio aggregating 21 industrial buildings in Menlo Park, California for $100.4 million. We believe that UPREIT Alliance Partners(TM), who can benefit from a tax advantaged transaction structure, have been, and will continue to be, an attractive source of new acquisitions.

     INSTITUTIONAL ALLIANCE PROGRAM(TM): Our strategy for our Institutional Alliance Program(TM) is to form joint ventures with institutional investors through the co-investment program of AMB Investment Management. This program provides access to private capital, including during those times when the public markets are less attractive.

     MANAGEMENT ALLIANCE PROGRAM(TM): Our strategy for our Management Alliance Program(TM) is to develop close relationships with and outsource property management to local property managers that we believe are among the best in their respective markets. These local property managers provide us with local market information related to tenant activity and acquisition and development opportunities. Two of our acquisitions during the third quarter, aggregating $72.2 million and 1.9 million square feet, were sourced through our Management Alliance Program(TM).

     CUSTOMER ALLIANCE PROGRAM(TM): Through our Customer Alliance Program(TM), we seek to build long-term working relationships with major tenants with the assistance of leading local and national leasing firms. During the quarter we continued our comprehensive branding program intended to broaden awareness of AMB among our constituents, to support the expansion of our Strategic Alliance Programs(TM) and to establish consistency for all of AMB's customers, brokers and Strategic Alliance Partners(TM).

                             RESULTS OF OPERATIONS
OVERVIEW

     Because of the significant impact of the Formation Transactions and the IPO on our results of operations, the discussion below is presented as follows:

     - Results of the Company and its Predecessor for the nine and three months ended September 30, 1998 and 1997, and

     - Results of the Properties for the nine and three months ended September 30, 1998 and 1997.

COMPANY AND PREDECESSOR RESULTS OF OPERATIONS

  Company and Predecessor -- Nine and Three Months Ended September 30, 1998 and 1997

     Total revenues. Total revenues, including straight-line rents, tenant reimbursements and other income, totaled $254.9 and $94.1 million for the nine and three months ended September 30, 1998. The Predecessor's revenues consisted primarily of fees earned in connection with real estate management services. As such, no such rental revenues existed for the Predecessor for the nine and three months ended September 30, 1997.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, totaled $67.6 and $25.1 million for the nine and three months ended September 30, 1998. The Predecessor's expenses consisted primarily of salaries and other general and administrative costs. As such, no such property operating expenses existed during the nine and three months ended September 30, 1997.

     General and administrative expenses. Our general and administrative expenses were $8.7 and $2.8 million for the nine and three months ended September 30, 1998, as compared to the Predecessor's investment management expenses of $14.3 and $6.0 million for the nine and three months ended September 30, 1997. Investment management expenses of the Predecessor consisted primarily of salaries and other general and administrative expenses. The $5.6 million, or 39%, and $3.2 million, or 53%, decreases, respectively, in general and administrative expenses is attributable to the change in our operations from an investment manager to a fully integrated real estate company, and the formation of AMB Investment Management. In connection with the Formation Transactions, AMB Investment Management assumed employment and other related costs of certain employees who transferred from the Predecessor to AMB Investment Management for the purpose of carrying on the investment management business.

PROPERTIES RESULTS OF OPERATIONS

     The historical results of operations of the Properties for periods prior to November 26, 1997 include Properties that were managed by the Predecessor and exclude the results of four properties that were contributed to us in the Formation Transactions that the Predecessor did not previously manage.

     The historical property financial data presented in this report show significant increases in revenues and expenses principally attributable to substantial portfolio growth. As a result, we do not believe the year-to-year financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that the Predecessor owned as of January 1, 1997, excluding development projects (the "Same Store Properties"), and changes attributable to acquisition and development activity during 1997 and 1998. For the comparison between the nine and three month periods ended September 30, 1998 and 1997, the Same Store Properties consist of properties aggregating 30.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. Our future revenues and expenses may vary materially from their historical rates.

  Properties -- Nine and Three Months Ended September 30, 1998 and 1997

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $82.5 and $34.8 million, or 49% and 60%, for the nine and three months ended September 30, 1998, to $251.8 and $92.8 million, respectively, as compared with the same periods in 1997. Approximately $10.9 and $3.7 million, or 13% and 11% of this increase, was attributable to Same Store Properties, with the remaining $71.6 and $31.1 million attributable to Properties acquired in 1997 and 1998, respectively. The growth in rental revenues in Same Store Properties resulted primarily from the incremental effect of cash rental rate increases, straight-line rents and changes in occupancy and reimbursement of expenses. During the trailing 12 months ended September 30, 1998, the increase in average base rents (cash basis) was 16.3% on 8.0 million square feet leased.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $15.5 and $7.3 million, or 30% and 42%, for the nine and three months ended September 30, respectively, to $67.6 and $25.1 million as compared with the same periods in 1997. Same Store Properties operating expenses decreased by approximately $0.4 million for the nine months ended September 30, 1998, and increased by approximately $0.2 million for the three months ended September 30, 1998, while operating expenses attributable to Properties acquired in 1998 and 1997 added $15.9 and $7.1 million, respectively. The change in Same Store Properties operating expenses and real estate taxes relates to increases in Same Store Properties real estate taxes and insurance expense of approximately $0.4 and $0.3 million for the nine and three months ended September 30, 1998, respectively, offset by decreases in Same Store Properties other property operating expenses (excluding real estate taxes and insurance) of approximately $0.8 and $0.1 million for the nine and three months ended September 30, 1998, respectively. The decrease in other property operating expenses is attributable to lower asset management costs in 1998 as compared to 1997 resulting from the change in ownership structure.

LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of Properties will include borrowings under the Credit Facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by the Company or the Operating Partnership (including issuances of Units in the Operating Partnership) and cash flows provided by operations. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet liquidity requirements for the foreseeable future.

  Capital Resources

     We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The Credit Facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the Credit Facility principally for acquisitions and for general working capital requirements. Borrowings under the Credit Facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending our debt rating at the time of the borrowings. As of September 30, 1998, the outstanding balance on the Credit Facility was $205.0 million and it bore interest at LIBOR plus 90 basis points (6.53% as of such date). Monthly debt service payments on the Credit Facility are interest only. The Credit Facility matures in November 2000. The total amount available under the Credit Facility fluctuates based upon the borrowing base, as defined in the agreement governing the Credit Facility. At September 30, 1998, the remaining amount available under the Credit Facility was approximately $295.0 million.

     In June 1998, the Operating Partnership issued $400,000 aggregate principal amount of unsecured notes ("Senior Debt Securities") in an underwritten public offering, the net proceeds of which the Operating Partnership used to repay amounts outstanding under the Credit Facility. The Senior Debt Securities mature in June 2008, June 2015 and June 2018 and bear interest at a weighted average rate of 7.18%, which is payable in June and December of each year, commencing in December 1998. The 2015 notes are putable and callable in June 2005. We received credit ratings for our unsecured debt of Baa1 from Moody's Investors Service, BBB from Standard & Poor's Corporation and BBB+ from Duff & Phelps Credit Rating Co. As a result of the receipt of the investment-grade credit ratings, the interest rate on the Credit Facility was reduced by 20 basis points to the current rate of LIBOR plus 90 basis points.

     In July 1998, we sold 4,000,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. We contributed the net proceeds of $96,100 to the Operating Partnership in exchange for 4,000,000 Series A preferred units with terms identical to the Series A Preferred Stock. The Operating Partnership used these proceeds to repay borrowings under the Credit Facility incurred in connection with property acquisitions and for general corporate purposes.

     In connection with the Formation Transactions and property acquisitions consummated after the Formation Transactions, we have assumed various mortgages and other secured debt. As of September 30,

1998, the aggregate principal amount of this secured debt was $685.7 million, excluding unamortized debt premiums of $15.9 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average of 7.9%) and final maturity dates ranging from November 1998 to January 2014.

     As of September 30, 1998, our total outstanding debt was approximately $1.3 billion, including unamortized debt premiums of approximately $15.9 million. See Notes to Consolidated Financial Statements. The total amount of debt that we must repay during the remainder of 1998 is approximately $15.3 million, including scheduled principal amortization of approximately $2.2 million.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt. As of September 30, 1998, our debt-to-total market capitalization ratio was approximately 35.1%.

  Liquidity

     As of September 30, 1998, we had approximately $33.2 million in cash and cash equivalents and $295.0 million of additional available borrowings under the Credit Facility. We intend to use cash from operations and available borrowings under the Credit Facility as well as net proceeds from any future debt or equity offerings to fund property acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

     On September 3, 1998, the Company and the Operating Partnership declared a quarterly cash distribution of $0.3425 per common share and operating partnership unit, payable on October 2, 1998 to stockholders and unitholders of record on September 16, 1998. On September 3, 1998, the Company declared a cash dividend of $0.4604 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.4604 per unit on its Series A Preferred Units, for the period commencing on July 27, 1998 and ending on October 14, 1998, payable on October 15, 1998 to stockholders and unitholders of record as of September 16, 1998.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, our development pipeline currently includes 16 projects representing a total estimated investment of $323.5 million upon completion. Of this total, approximately $142.0 million had been funded as of September 30, 1998, approximately $89.0 million is estimated to be required to complete projects currently under construction and the remainder represents estimated investments in either projects where construction has not yet begun or future phases of projects under construction. We presently expect to fund these expenditures with cash from operations, borrowings under the Credit Facility or debt or equity issuances. Other than these capital items, we have no material capital commitments.

     During the period from January 1, 1998 to September 30, 1998, we invested:

     - $642.5 million in 187 industrial buildings, aggregating 15.3 million rentable square feet,

     - $31.8 million in 2 retail centers, aggregating 0.4 million rentable square feet, and

     - $67.1 million in an unconsolidated limited partnership interest in an existing joint venture that owns 36 industrial buildings aggregating 4.0 million square feet.

     We funded these acquisitions through borrowings under the Credit Facility, cash, debt assumption, co-investments by Institutional Alliance Partners(TM) and the issuance of LP Units. We presently believe that our funds from operations and borrowings under the Credit Facility will be sufficient to meet our current capital commitments for the next 12 months.

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

     We are currently conducting a company-wide test of our financial and non-financial systems to ensure that our systems will adequately handle the year 2000 issue. Our current financial system generally provides for a four-digit year; however, the current system is not fully year 2000 compliant. We expect that our financial system will be fully year 2000 compliant once we complete a software upgrade in late 1998 or early 1999. We expect the upgrade to cost less than $100,000.

     We are currently surveying our property managers to determine if our non-financial systems (HVAC, security, lighting and other building systems) at our Properties are year 2000 compliant. We do not expect the cost to bring property systems into compliance to be material. Although we can make no assurance, we currently do not expect that the year 2000 issue will materially affect our operations due to problems encountered by our suppliers, customers and lenders.

FUNDS FROM OPERATIONS

     We believe that Funds from Operations ("FFO"), as defined by NAREIT, is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

     The following table reflects the calculation of our FFO for the nine and three months ended September 30, 1997 and 1998. The 1997 FFO was prepared on a pro forma basis (giving effect to the completion of the Formation Transactions, the IPO, and certain 1997 property acquisitions and dispositions) as if they had occurred on January 1, 1997 (dollars in thousands).

                                           FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                         ------------------------------   ------------------------------
                                            1998       1997 (PRO FORMA)      1998       1997 (PRO FORMA)
                                         -----------   ----------------   -----------   ----------------
Income from operations before minority
  interests............................  $    31,802     $    25,730      $    91,372     $    75,539
Real estate related depreciation and
  amortization:
  Total depreciation and
     amortization......................       14,750          12,060           40,052          35,298
  Furniture, fixtures, and equipment
     depreciation......................         (104)            (21)            (319)           (107)
FFO attributable to minority
  interests(1)(2)......................       (2,035)           (375)          (4,123)         (1,326)
Adjustments to derive FFO in
  unconsolidated joint venture(3):
  Company's share of net income........         (833)             --             (833)             --
  Company's share of FFO...............        1,327              --            1,327              --
Series A Preferred Stock dividends.....       (1,514)             --           (1,514)             --
                                         -----------     -----------      -----------     -----------
FFO(1).................................  $    43,393     $    37,394      $   125,962     $   109,404
                                         ===========     ===========      ===========     ===========
Weighted average shares and units
  outstanding (diluted)................   90,053,107      88,416,676       89,537,512      88,416,676
                                         ===========     ===========      ===========     ===========

---------------
(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. We consider FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. We compute FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, many not be comparable to other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund cash needs, including the ability to make distributions.

(2) Represents FFO attributable to minority interest in consolidated joint ventures for the period presented, which has been computed as minority interests' share of net income plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such period. These minority interests are not convertible into shares of Common Stock.

(3) Represents our pro rata share of FFO in unconsolidated joint ventures for the period presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint venture for such period.

TENANT RETENTION RATES AND RENT INCREASES

     The following table sets forth information relating to tenant retention rates and rent increases on renewal and re-tenanted space for the Industrial Properties and the Retail Properties for the periods presented.

                                                                     FOR THE THREE   FOR THE NINE
                                        YEARS ENDED DECEMBER 31,     MONTHS ENDED    MONTHS ENDED
                                       --------------------------    SEPTEMBER 30,   SEPTEMBER 30,   WEIGHTED
                                        1995      1996      1997         1998            1998        AVERAGE
                                       ------    ------    ------    -------------   -------------   --------
INDUSTRIAL PROPERTIES
  Retention rate.....................   67.9%     79.2%     69.5%        58.0%           75.4%         73.2%
  Rent increases.....................    4.8%      4.7%     13.0%        18.5%           18.8%         16.7%
RETAIL PROPERTIES
  Retention rate.....................   63.5%     88.4%     87.8%        45.0%           73.9%         80.0%
  Rent increases.....................    3.2%      5.4%     10.1%         3.5%           16.6%         14.6%
ALL PROPERTIES
  Retention rate.....................   67.7%     79.8%     70.3%        57.3%           75.3%         73.6%
  Rent increases.....................    4.3%      5.0%     11.0%        15.8%           18.4%         16.3%

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

                                                                FOR THE THREE   FOR THE NINE
                                     YEARS ENDED DECEMBER 31,   MONTHS ENDED    MONTHS ENDED
                                     ------------------------   SEPTEMBER 30,   SEPTEMBER 30,   WEIGHTED
                                      1995     1996     1997        1998            1998        AVERAGE
                                     ------   ------   ------   -------------   -------------   --------
INDUSTRIAL PROPERTIES
  Expenditures per renewed square
     foot leased...................  $0.91    $0.93    $1.05        $1.06           $0.81        $0.91
  Expenditures per re-tenanted
     square foot leased............   1.75     1.97     1.62         1.60            2.05         1.81
       Weighted average............   1.32     1.29     1.30         1.20            1.05         1.22
RETAIL PROPERTIES
  Expenditures per renewed square
     foot leased...................  $5.53    $4.72    $4.25        $3.31           $1.82        $3.51
  Expenditures per re-tenanted
     square foot leased............   5.37     6.53     7.92         8.31            6.40         7.14
     Weighted average..............   5.46     5.61     6.41         4.87            2.38         5.03
ALL PROPERTIES
  Expenditures per renewed square
     foot leased...................  $1.15    $1.07    $1.23        $1.13           $0.86        $1.04
  Expenditures per re-tenanted
     square foot re-tenanted
     leased........................   1.89     2.27     2.23         1.88            2.19         2.15
       Weighted average............   1.51     1.50     1.68         1.33            1.11         1.43

OCCUPANCY AND AVERAGE BASE RENT

     The table below sets forth weighted average occupancy rates and average base rent per square foot, based on square feet leased, of the Industrial Properties and the Retail Properties for the periods presented.

                                                         AS OF DECEMBER 31,            AS OF
                                                     --------------------------    SEPTEMBER 30,
                                                      1995      1996      1997         1998
                                                     ------    ------    ------    -------------
INDUSTRIAL PROPERTIES
Occupancy rate at period end.......................    97.3%     97.2%     95.7%        95.9%
Average base rent per square foot(1)...............  $ 3.43    $ 3.81    $ 4.26       $ 4.48
RETAIL PROPERTIES
Occupancy rate at period end.......................    92.4%     92.4%     96.1%        94.8%
Average base rent per square foot(1)...............  $10.46    $11.32    $11.98       $11.91
ALL PROPERTIES
Occupancy rate at period end.......................    97.0%     96.9%     95.8%        95.8%
Average base rent per square foot(1)...............     N/A       N/A       N/A          N/A

---------------
(1) Average base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet during the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of September 30, 1998, there were no pending legal proceedings to which we are a party or of which any of our Properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

     (a), (b) On July 27, 1998, we issued 4,000,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. The Articles Supplementary establishing the rights of the Series A Preferred Stockholders were filed as exhibit 3.4(4) of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

     (c) On September 24, 1998, the Operating Partnership issued to five Lincoln Property Company limited partnerships 699,837 LP Units with an aggregate value of approximately $16.5 million in consideration for the acquisition of certain properties. Holders of the LP Units may redeem part or all of their LP Units for cash, or at the election of the Company, exchange their LP Units for shares of Common Stock on a one-for-one basis.

     The issuance of LP Units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to
Section 4(2) and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Second Amended and Restated Agreement of Limited Partnership
               of AMB Property, L.P.
     10.2      Second Amendment to Second Amended and Restated Revolving
               Credit Agreement made as of September 30, 1998 by and among
               AMB Property, L.P., the Banks and Co-Agents Party Thereto,
               and Morgan Guaranty Trust Company of New York, as Agent.
     27.1      Financial Data Schedule -- AMB Property Corporation

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

                                                                AMB PROPERTY CORPORATION
                                                                       Registrant

Date: November 12, 1998                           By: /s/          Hamid R. Hoghadam
                                                     ---------------------------------------------
                                                                   Hamid R. Moghadam
                                                         President and Chief Executive Officer,
                                                         Director (Principal Executive Officer)

Date: November 12, 1998                           And: /s/        S. Davis Carniglia
                                                       ---------------------------------------------
                                                                   S. Davis Carniglia
                                                                Chief Financial Officer,
                                                                   Managing Director
                                                             (Principal Financial Officer)

Date: November 12, 1998                           And: /s/          Michael A. Coke
                                                       ---------------------------------------------
                                                                    Michael A. Coke
                                                            Director of Financial Management
                                                            And Reporting, Chief Accounting
                                                         Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------   -----------------------------------------------------------------------
10.1      Second Amended and Restated Agreement of Limited Partnership of AMB
         Property, L.P.

10.2     Second Amendment to Second Amended and Restated Revolving Credit
         Agreement made as of September 30, 1998 by and among AMB Property, L.P., the Banks and Co-Agents Party Thereto, and Morgan Guaranty Trust
         Company of New York, as Agent.

27.1     Financial Data Schedule - AMB Property, L.P.