Form 10-Q
period 1999-03-31
AMB PROPERTY CORP
filed 1999-05-14
CIK 1045609

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-13545

                            AMB PROPERTY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                                  94-3281941
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

    505 MONTGOMERY ST., SAN FRANCISCO,                       94111
                 CALIFORNIA
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (415) 394-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of April 30, 1999, there were 86,031,121 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMB PROPERTY CORPORATION

                                     INDEX

                                                                          PAGE
                                                                          ----
                        PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets as of December 31, 1998 and
          March 31, 1999 (unaudited)..................................      1
          Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1999 (unaudited)...................      2
          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1999 (unaudited)...................      3
          Consolidated Statement of Stockholders' Equity for the three
          months ended March 31, 1999 (unaudited).....................      4
          Notes to Consolidated Financial Statements (unaudited)......      5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     13
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risks.......................................................     24

                          PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     24
Item 2.   Changes in Securities.......................................     24
Item 3.   Defaults Upon Senior Securities.............................     24
Item 4.   Submission of Matters to a Vote of Security Holders.........     24
Item 5.   Other Information...........................................     24
Item 6.   Exhibits and Reports on Form 8-K............................     28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998           1999
                                                              ------------    ----------
Investments in real estate:
  Land and improvements.....................................   $  740,680     $  618,355
  Buildings and improvements................................    2,445,104      1,932,509
  Construction in progress..................................      183,276        181,800
                                                               ----------     ----------
          Total investments in properties...................    3,369,060      2,732,664
Accumulated depreciation and amortization...................      (58,404)       (54,760)
                                                               ----------     ----------
          Net investments in properties.....................    3,310,656      2,677,904
Investment in unconsolidated joint venture..................       57,655         57,697
Properties held for divestiture, net........................      115,050        871,665
                                                               ----------     ----------
          Net investments in real estate....................    3,483,361      3,607,266
Cash and cash equivalents...................................       25,137         29,165
Other assets................................................       54,387         60,187
                                                               ----------     ----------
          Total assets......................................   $3,562,885     $3,696,618
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Debt:
  Secured debt..............................................   $  734,196     $  770,429
  Unsecured senior debt securities..........................      400,000        400,000
  Unsecured credit facility.................................      234,000        316,000
                                                               ----------     ----------
          Total debt........................................    1,368,196      1,486,429
Other liabilities...........................................      104,305        123,796
                                                               ----------     ----------
          Total liabilities.................................    1,472,501      1,610,225
Commitments and contingencies...............................           --             --
Minority interests..........................................      325,024        324,860

Stockholders' equity:
  Series A preferred stock, cumulative, redeemable, $0.01
     par value, 100,000,000 shares authorized, 4,000,000
     shares issued and outstanding, $100,000 liquidation
     preference.............................................       96,100         96,100
  Common stock, $0.01 par value, 500,000,000 shares
     authorized, 85,917,520 and 86,026,271 issued and
     outstanding............................................          859            860
  Additional paid-in capital................................    1,668,401      1,664,573
  Retained earnings.........................................           --             --
                                                               ----------     ----------
          Total stockholders' equity........................    1,765,360      1,761,533
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $3,562,885     $3,696,618
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
REVENUES
  Rental revenues...........................................  $    74,602    $   107,657
  Equity in earnings of unconsolidated joint venture........           --          1,151
  Investment management and other income....................        1,183            764
                                                              -----------    -----------
          Total revenues....................................       75,785        109,572

OPERATING EXPENSES

  Property operating expenses...............................       10,004         14,499
  Real estate taxes.........................................       10,248         15,035
  General and administrative................................        2,718          4,072
  Interest, including amortization..........................       11,841         22,967
  Depreciation and amortization.............................       11,786         18,424
                                                              -----------    -----------
          Total operating expenses..........................       46,597         74,997
                                                              -----------    -----------
          Income from operations before minority
             interests......................................       29,188         34,575
  Minority interests' share of net income...................       (1,282)        (6,561)
                                                              -----------    -----------
          Net income........................................       27,906         28,014
  Series A preferred stock dividends........................           --         (2,125)
                                                              -----------    -----------
          Net income available to common stockholders.......  $    27,906    $    25,889
                                                              ===========    ===========

INCOME PER SHARE OF COMMON STOCK
  Basic.....................................................  $      0.32    $      0.30
                                                              ===========    ===========
  Diluted...................................................  $      0.32    $      0.30
                                                              ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   85,874,513     86,001,104
                                                              ===========    ===========
  Diluted...................................................   86,284,736     86,020,680
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $  27,906      $  28,014
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      11,786         18,424
  Straight-line rents.......................................      (2,825)        (2,688)
  Amortization of debt premiums and financing costs.........        (669)          (727)
  Minority interests' share of net income...................       1,282          6,561
  Equity in earnings of AMB Investment Management...........        (126)          (578)
  Equity in earnings of unconsolidated joint venture........          --         (1,151)
Changes in assets and liabilities:
  Other assets..............................................      (4,512)        (2,834)
  Other liabilities.........................................       1,978         19,491
                                                               ---------      ---------
          Net cash provided by operating activities.........      34,820         64,512
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................    (149,874)       (70,100)
Additions to land, building, development costs, and
  improvements..............................................     (11,575)       (31,208)
Distribution received from unconsolidated joint venture.....          --          1,109
Reduction of payable to affiliates in connection with
  Formation Transactions....................................     (38,071)            --
                                                               ---------      ---------
          Net cash used in investing activities.............    (199,520)      (100,199)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................          --            391
Borrowings on unsecured credit facility.....................     162,000         82,000
Borrowings on secured debt..................................       1,118            303
Payments on secured debt....................................      (9,429)        (8,316)
Payments of financing fees..................................          --            (92)
Dividends paid to common and preferred stockholders.........          --        (31,552)
Distributions to minority interests.........................        (373)        (3,019)
                                                               ---------      ---------
          Net cash provided by financing activities.........     153,316         39,715
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents........     (11,384)         4,028
Cash and cash equivalents at beginning of period............      39,968         25,137
                                                               ---------      ---------
Cash and cash equivalents at end of period..................   $  28,584      $  29,165
                                                               =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................   $  13,457      $  15,312
                                                               =========      =========
Non-cash transactions:
  Acquisitions of properties................................   $ 296,143      $ 113,881
  Assumption of debt........................................     (83,515)       (43,756)
  Minority interest's contribution, including units
     issued.................................................     (62,754)           (25)
                                                               ---------      ---------
          Net cash paid.....................................   $ 149,874      $  70,100
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                  COMMON STOCK
                                   SERIES A    -------------------   ADDITIONAL
                                   PREFERRED     NUMBER               PAID-IN     RETAINED
                                     STOCK     OF SHARES    AMOUNT    CAPITAL     EARNINGS     TOTAL
                                   ---------   ----------   ------   ----------   --------   ----------
BALANCE AT DECEMBER 31, 1998.....   $96,100    85,917,520    $859    $1,668,401   $     --   $1,765,360
  Net income.....................     2,125            --      --            --     25,889       28,014
  Issuance of restricted stock,
     net.........................        --       100,000       1           206         --          207
  Exercise of stock options......        --         8,751      --           186         --          186
  Reallocation of Limited
     Partners' interests in
     Operating Partnership.......        --            --      --            --         --           --
  Dividends......................    (2,125)           --      --        (4,220)   (25,889)     (32,234)
                                    -------    ----------    ----    ----------   --------   ----------
BALANCE AT MARCH 31, 1999........   $96,100    86,026,271    $860    $1,664,573   $     --   $1,761,533
                                    =======    ==========    ====    ==========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

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

     The Company and the Operating Partnership were formed shortly before consummation of the IPO. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor") formed AMB Property Corporation, a wholly owned subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock (the "Common Stock"). In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partner interests ("LP Units") in the Operating Partnership, the assumption of debt and, to a limited extent, cash. The net assets of the Predecessor and the properties acquired with Common Stock were contributed to the Operating Partnership in exchange for 69,768,801 LP Units. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive Common Stock or LP Units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of March 31, 1999, the Company owned an approximate 95.1% general partner interest in the Operating Partnership, excluding preferred units. The remaining 4.9% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and an officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). AMB Investment Management was formed to succeed to the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients. The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation (representing a 95% economic interest

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

therein). Certain executive officers of the Company and an officer of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation invests in properties and interests in entities that engage in the management, leasing and development of properties and similar activities. The Operating Partnership accounts for its investment in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of March 31, 1999, the Company owned 615 industrial buildings (the "Industrial Properties") and 38 retail centers (the "Retail Properties") located in 30 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 58.9 million rentable square feet and, as of March 31, 1999, were 95.4% leased to over 1,900 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately 7.1 million rentable square feet and, as of the same date, were 95.0% leased to over 900 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

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

     The interim results of the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the first quarter, the Company invested $109,078 in operating properties, consisting of 36 industrial buildings aggregating 1.7 million square feet. The Company also initiated two new development projects aggregating approximately 0.2 million square feet during the quarter, with a total estimated cost of $14,600 upon completion. As of March 31, 1999, the Company had 15 industrial projects aggregating approximately 3.7 million square feet in its development pipeline with a total estimated investment of $179,500 upon completion and three retail projects aggregating approximately 0.6 million square feet in its development pipeline representing an estimated investment of $84,700 upon completion. As of March 31, 1999, approximately $135,100 had been funded and approximately $129,100 is estimated to be required to complete projects currently under construction or for which we have committed to complete.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

 4. PROPERTY HELD FOR DIVESTITURE AND PROPERTY DIVESTITURE

     On March 9, 1999, the Operating Partnership signed a series of definitive agreements with BPP Retail, LLC ("BPP Retail"), a co-investment entity between Burnham Pacific Properties ("BPP") and the California Public Employees' Retirement System ("CalPERS"), pursuant to which, if fully consummated, BPP Retail will acquire up to 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663,400. BPP will acquire the centers in separate transactions, which were originally expected to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, the Operating Partnership has entered into a definitive agreement, subject to a financing condition, with BPP, pursuant to which, if fully consummated, BPP will acquire up to six additional retail centers, totaling 1.5 million square feet, for $284,400. Assuming satisfaction or waiver of this condition, this transaction is currently expected to close by December 31, 1999. Under the agreements, the Operating Partnership has the right to extend the closing dates for a period of up to either 20 or 50 days. The Operating Partnership has exercised this right with respect to the first closing, which is now expected to occur on or about June 15, 1999. In connection with these transactions, the Company has granted to CalPERS an option to purchase up to 2,000,000 original issue shares of the Company's Common Stock for an exercise price of $25 per share that may be exercised on or before March 31, 2000. As of March 31, 1999, the net carrying value of the properties held for divestiture was $823,452. Certain of the properties included in these transactions are subject to indebtedness which totaled $178,263 as of March 31, 1999. The Company intends to use the proceeds of $947,800 from these transactions to pay expenses incurred in connection with the divestitures, to repay the secured debt related to the properties divested, to partially pay down the unsecured credit facility, for potential acquisitions and for general corporate purposes.

     Although none of the transactions has a discretionary due diligence period (other than the transaction with BPP, which has a fully discretionary financing contingency), all of the transactions are subject to certain customary closing conditions, which are generally applied on a property-by-property basis. While BPP Retail has posted certain initial deposits aggregating $25,000 on the transactions, BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Additionally, the sale of five of the centers is subject to the consent of our joint venture partners. Accordingly, the transactions might not close as scheduled or close at all, and it is possible that the transactions may close with respect to just a portion of the properties currently subject to the agreements.

     In addition to the 34 retail centers, the Company has decided to divest itself of 17 industrial buildings which are not in its core markets and which do not meet its strategic objectives. As of March 31, 1999, the divestiture of the properties is subject to negotiation of acceptable terms and conditions. As of March 31,1999, the net carrying value of the industrial buildings held for divestiture was $48,213.

     The following summarizes the condensed results of operations of the properties held for divestiture for the quarter ended March 31, 1998 and 1999:

                                                 PROPERTIES HELD FOR DIVESTITURE
                                     -------------------------------------------------------
                                       INDUSTRIAL           RETAIL               TOTAL
                                     ---------------   -----------------   -----------------
                                      1998     1999     1998      1999      1998      1999
                                     ------   ------   -------   -------   -------   -------
Income.............................  $1,511   $1,409   $25,793   $27,900   $27,304   $29,309
Property Operating Expenses........     333      322     6,928     7,572     7,261     7,894
                                     ------   ------   -------   -------   -------   -------
Net Operating Income...............  $1,178   $1,087   $18,865   $20,328   $20,043   $21,415
                                     ======   ======   =======   =======   =======   =======

     On February 26, 1999, the Company divested itself of one retail center located in Miami, Florida, aggregating 83,108 square feet. The center was sold at a gross sales price of $9,775 and the related secured debt of $5,742 was paid down at the time of the closing of the transaction.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

 5. DEBT

     As of December 31, 1998 and March 31, 1999, debt consisted of the following:

                                                          DECEMBER 31, 1998   MARCH 31, 1999
                                                          -----------------   --------------
Secured debt, varying interest rates from 4.00% to
  10.38% due April 1999 to April 2014...................     $  718,979         $  754,746
Unsecured senior debt securities, weighted average
  interest rate of 7.18%, due June 2008, June 2015 and
  June 2018.............................................        400,000            400,000
Unsecured credit facility, variable interest at LIBOR
  plus 90 to 120 basis points (6.10% at March 31, 1999),
  due November 2000.....................................        234,000            316,000
                                                             ----------         ----------
     Subtotal...........................................      1,352,979          1,470,746
     Unamortized premiums...............................         15,217             15,683
                                                             ----------         ----------
          Total consolidated debt.......................     $1,368,196         $1,486,429
                                                             ==========         ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. As of March 31, 1999, the total gross investment value of those Properties secured by debt was $1,432,595. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $9,466 which bear interest at a variable rate. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. In the first quarter of 1999, as part of a property acquisition transaction, the Company assumed $43,800 of secured debt at a weighted average interest rate of 7.91%, maturing between May, 2000 and March, 2010.

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

     Capitalized interest related to construction projects for the three months ended March 31, 1998 and 1999 was $1,253 and $2,583, respectively.

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of March 31, 1999 are as follows:

                                                    UNSECURED
                                                      SENIOR      UNSECURED
                                        SECURED        DEBT        CREDIT
                                          DEBT      SECURITIES    FACILITY       TOTAL
                                        --------    ----------    ---------    ----------
1999 (nine months)....................  $ 13,184     $     --     $     --     $   13,184
2000..................................    33,527           --      316,000        349,527
2001..................................    43,484           --           --         43,484
2002..................................    66,375           --           --         66,375
2003..................................   133,295           --           --        133,295
Thereafter............................   464,881      400,000           --        864,881
                                        --------     --------     --------     ----------
                                        $754,746     $400,000     $316,000     $1,470,746
                                        ========     ========     ========     ==========

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

 6. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURE

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties (some of which are Institutional Alliance Partners) in 21 real estate joint ventures that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest or
(ii) the Company holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     The following table distinguishes the minority interest ownership held by certain Joint Venture Partners, Institutional Alliance Partners, the limited partners in the Operating Partnership, the Series B Preferred Unit holders interest in the Operating Partnership, and the Series C Preferred Unit holders interest in a subsidiary of the Operating Partnership, as of and for the quarter ended March 31, 1999.

                                                                                  MINORITY
                                                          MINORITY INTEREST    INTEREST SHARE
                                                              LIABILITY         OF NET INCOME
                                                          -----------------   -----------------
Joint Venture Partners..................................      $ 17,974             $  356
Institutional Alliance Partners.........................        52,279              1,059
Limited Partners in the Operating Partnership...........        86,420              1,338
Series B Preferred Units (liquidation preference of
  $65,000)..............................................        62,319              1,402
Series C Preferred Units (liquidation preference of
  $110,000).............................................       105,868              2,406
                                                              --------             ------
                                                              $324,860             $6,561
                                                              ========             ======

 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     The Company has a 56.1% non-controlling limited partnership interest in one unconsolidated equity investment joint venture which was purchased in June, 1998. The joint venture owns 36 industrial buildings totaling approximately 4.0 million square feet in the Chicago market. For the three month period ended March 31, 1999, the Company's share of net operating income was $1,151 and, as of March 31, 1999, the Company's share of the unconsolidated joint venture debt was $19,831, which had a weighted average interest rate of 6.49%.

 8. STOCKHOLDERS' EQUITY

     On March 5, 1999, the Company and the Operating Partnership declared a quarterly cash distribution of $0.35 per share of common stock and operating partnership unit, for the quarter ending March 31, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999. On March 5, 1999, the Company declared a cash dividend of $0.53125 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, for the three month period ending April 14, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999.

 9. INCOME PER SHARE

     The Company's only dilutive securities outstanding for the three months ended March 31, 1998 and 1999 were stock options issued under its stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 410,223 and 19,576 shares for the three months ended March 31, 1998 and 1999, respectively. Such dilution was computed using the treasury stock method.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

10. SEGMENT INFORMATION

     The Company has two reportable segments: Industrial Properties and Retail Properties. The Industrial Properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings and are leased to tenants engaged in various types of businesses. The Retail Properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income from the combined properties in each segment. The Company's properties are managed separately because each segment requires different operating, pricing and leasing strategies. Significant information used by the Company for the reportable segments is as follows:

                                                      INDUSTRIAL     RETAIL       TOTAL
                                                      PROPERTIES   PROPERTIES   PROPERTIES
                                                      ----------   ----------   ----------
RENTAL REVENUES:
  For the three months ended:
     March 31, 1998.................................  $   48,665    $ 25,937    $   74,602
     March 31, 1999.................................      79,686      27,971       107,657
PROPERTY NET OPERATING INCOME AND CONTRIBUTION TO
  FFO(1):
  For the three months ended:
     March 31, 1998.................................      35,513      18,837        54,350
     March 31, 1999.................................      58,050      20,073        78,123
INVESTMENT IN PROPERTIES:
  As of:
     December 31, 1998(2)...........................   2,574,940     794,120     3,369,060
     March 31, 1999(3)..............................   2,690,481      42,183     2,732,664

---------------
(1) Property net operating income (NOI) is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, including allocated asset management costs and excluding depreciation, amortization and interest expense.

(2) Excludes net properties held for divestiture of $21,434, $93,616 and $115,050 for Industrial, Retail and Total Properties, respectively.

(3) Excludes net properties held for divestiture of $48,213, $823,452 and $871,665 for Industrial, Retail and Total Properties, respectively. See Note 4.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

     The Company uses property net operating income and FFO as operating performance measures. The following two tables are reconciliations between total reportable segment revenue, property net operating income and funds from operations ("FFO") contribution to consolidated revenues, net income and FFO.

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
REVENUES
Total rental revenues for reportable segments...............  $74,602     $107,657
Investment management and other income......................    1,183        1,915
                                                              -------     --------
Total consolidated revenues.................................  $75,785     $109,572
                                                              =======     ========
NET INCOME
Property net operating income for reportable segments.......  $54,350     $ 78,123
Equity in earnings of unconsolidated joint venture..........       --        1,151
Investment management and other income......................    1,183          764
Less:
  General and administrative................................   (2,718)      (4,072)
  Interest expense..........................................  (11,841)     (22,967)
  Depreciation and amortization.............................  (11,786)     (18,424)
  Minority interests........................................   (1,282)      (6,561)
                                                              -------     --------
Net income..................................................  $27,906     $ 28,014
                                                              =======     ========
FFO(1)
Net income..................................................  $27,906     $ 28,014
Minority interests' share of net income.....................    1,282        6,561
Real estate depreciation and amortization:
  Total depreciation and amortization.......................   11,786       18,424
  Furniture, fixtures, and equipment depreciation...........     (104)        (114)
FFO attributable to minority interests(2):
  Institutional Alliance Partners...........................       --       (1,474)
  Other joint venture partners..............................     (575)        (551)
Adjustment to derive FFO in unconsolidated joint venture(3):
  Company's share of net income.............................       --       (1,151)
  Company's share of FFO....................................       --        1,645
Series A preferred stock dividends..........................       --       (2,125)
Series B & C preferred unit distributions...................       --       (3,808)
                                                              -------     --------
FFO.........................................................  $40,295     $ 45,421
                                                              =======     ========

---------------
(1) Funds from Operations ("FFO") is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive the Company's pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with NAREIT White Paper on FFO, the Company includes the effects of straight-line rents in FFO. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.

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

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 1999
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)

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

12. SUBSEQUENT EVENTS

     On April 30, 1999, the Operating Partnership issued an aggregate of 390,633 LP Units with an aggregate value of approximately $9,400 to two corporations and twelve individuals in partial consideration for the acquisition of certain industrial properties with a purchase price of $40,217. Holders of LP Units may redeem part or all of their LP Units for cash, or at the election of the Company, exchange their LP Units for shares of Common Stock on a one-for-one basis.

     On May 5, 1999, one of the Company's subsidiaries issued and sold 1,595,337 7.75% Series D Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $3.875 per annum. The Series D Preferred Units are redeemable by the subsidiary on or after May 5, 2004, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series D Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series D Preferred Stock. The subsidiary used the proceeds to make a loan to the Operating Partnership and to purchase an unconsolidated joint venture interest from the Operating Partnership. The Operating Partnership used the funds to repay borrowings under the credit facility and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of the consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, our failure to divest of properties we have contracted to sell or to timely reinvest proceeds from any such divestitures, risks and uncertainties affecting property development and construction (including, construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks" in our Annual Report on Form 10-K for fiscal year ended December 31, 1998. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

     Unless we indicate otherwise or unless the context requires otherwise, all references in this report to "AMB" mean AMB Property Corporation and all references to the "operating partnership" mean AMB Property, L.P. Unless we indicate otherwise or unless the context requires otherwise, all references in this prospectus to "we," "us," or "our" mean AMB and its subsidiaries, including the operating partnership and its subsidiaries.

                                  THE COMPANY

     As of March 31, 1999, we owned and operated industrial buildings and retail centers totaling 66.0 million square feet located in 30 markets nationwide. As of March 31, 1999, we owned 615 industrial buildings, principally warehouse distribution buildings, aggregating 58.9 million rentable square feet, which were 95.4% leased, and 38 retail centers, principally grocer-anchored community shopping centers, aggregating 7.1 million rentable square feet, which were 95.0% leased. In addition, as of the same date we had an interest in an unconsolidated joint venture that owns 36 industrial buildings aggregating 4.0 million square feet and we operated properties aggregating 4.5 million square feet of property on behalf of investment management clients.

     On March 9, 1999, the operating partnership, in which AMB is the sole general partner, signed a series of definitive agreements with BPP Retail, LLC, a co-investment entity between Burnham Pacific Properties and the California Public Employees' Retirement System ("CalPERS"), pursuant to which, if fully consummated, BPP Retail will acquire up to 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663.4 million. Burnham Pacific will acquire the centers in separate transactions, which we originally expected to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. In addition, the operating partnership has entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific will acquire up to six additional retail centers, totaling 1.5 million square feet, for $284.4 million. Assuming satisfaction or waiver of this condition, we currently expect this transaction to close by December 31, 1999. Under the agreements, the operating partnership has the right to extend the closing dates for a period of up to either 20 or 50 days. The operating partnership has exercised this right with respect to the first closing, which is now expected to occur on or about June 15, 1999. In connection with these transactions, AMB has granted to CalPERS an option to purchase up to 2,000,000 shares of AMB's common stock for an exercise price of $25 per share that CalPERS may exercise on or before March 31, 2000. We have agreed to register the resale of the shares issuable upon exercise of the option. We intend to use the proceeds of $947.8 million from these transactions to pay expenses incurred in connection with the divestitures, to repay the secured debt related to the properties divested, to partially pay down the unsecured credit facility, for potential acquisitions and for general corporate purposes.

     Although none of the transactions has a discretionary due diligence period (other than the transaction with Burnham Pacific, which has a fully discretionary financing contingency), all of the transactions are subject to certain customary closing conditions, which are generally applied on a property-by-property basis. While BPP Retail has posted certain initial deposits aggregating $25 million on the transactions, BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Additionally, the sale of five of the centers is subject to the consent of our joint venture partners. Accordingly, the transactions might not close as scheduled or close at all, and it is possible that the transactions may close with respect to just a portion of the properties currently subject to the agreements.

                   INDUSTRIAL AND RETAIL PROPERTIES BY REGION
                              AS OF MARCH 31, 1999

                           INDUSTRIAL PROPERTIES              RETAIL PROPERTIES                       TOTAL
                       ------------------------------    ---------------------------    ---------------------------------
                        NUMBER      RENTABLE             NUMBER    RENTABLE                NUMBER       RENTABLE
                          OF         SQUARE     % OF       OF       SQUARE     % OF     OF BUILDINGS     SQUARE     % OF
       REGION          BUILDINGS      FEET      TOTAL    CENTERS     FEET      TOTAL    AND CENTERS       FEET      TOTAL
       ------          ---------   ----------   -----    -------   ---------   -----    ------------   ----------   -----
Eastern..............     135      13,877,869    23.6%      4      1,282,140    18.1%       139        15,160,009    23.0%
Midwestern...........     108      12,137,590    20.6       5        803,283    11.4        113        12,940,873    19.6
Southern.............     194      17,846,453    30.3      12      1,975,312    27.9        206        19,821,765    30.0
Western..............     178      15,028,232    25.5      17      3,013,060    42.6        195        18,041,292    27.4
                          ---      ----------   -----      --      ---------   -----        ---        ----------   -----
    Total............     615      58,890,144   100.0%     38      7,073,795   100.0%       653        65,963,939   100.0%
                          ===      ==========   =====      ==      =========   =====        ===        ==========   =====

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the first quarter, we invested $109.1 million in operating properties, consisting of 36 industrial buildings aggregating 1.7 million square feet. We also initiated two new development projects aggregating approximately
0.2 million square feet during the quarter, with a total estimated cost of $14.6 million upon completion. As of March 31, 1999, we had 15 industrial projects aggregating approximately 3.7 million square feet in our development pipeline with a total estimated investment of $179.5 million upon completion and three retail projects aggregating approximately 0.6 million square feet in our development pipeline representing an estimated investment of $84.7 million upon completion.

STRATEGIC ALLIANCE PROGRAMS

     We believe that our strategy of forming strategic alliances with local and regional real estate experts improves our operating efficiency and flexibility, strengthens our customer satisfaction and retention and provides us with attractive growth opportunities. Additionally, our strategic alliances with institutional investors enhance our access to private capital and our ability to finance transactions.

     The following are trademarks of AMB: Strategic Alliance Programs, Development Alliance Program, UPREIT Alliance Program, Institutional Alliance Program, Management Alliance Program, Customer Alliance Program and Broker Alliance Program.

     Our six Strategic Alliance Programs can be grouped into two categories:

     - Operating Alliances, which allow us to form relationships with local or regional real estate experts, thereby becoming their ally rather than their competitor; and

     - Investment Alliances, which allow us to establish relationships with a variety of capital sources.

OPERATING ALLIANCES

     MANAGEMENT ALLIANCE PROGRAM: Our strategy for the Management Alliance Program is to develop close relationships with and outsource property management to local property managers that we believe to be among the best in their respective markets. Our alliances with local property managers increase our flexibility, reduce our overhead expenses and improve our customer service. In addition, these alliances provide us with local market information related to tenant activity and acquisition opportunities.

     CUSTOMER ALLIANCE PROGRAM: Through our Customer Alliance Program, we seek to build long-term working relationships with major tenants. We are committed to working with our tenants, particularly our larger tenants with multi-site requirements, to make their property searches as efficient as possible. During the first quarter of 1999, we acquired one industrial building aggregating 350,000 square feet sourced through our Customer Alliance Program.

     BROKER ALLIANCE PROGRAM: Through our Broker Alliance Program, we work closely with top local leasing companies in each of our markets, which brokers provide us with access to high quality tenants and local market knowledge.

INVESTMENT ALLIANCES

     DEVELOPMENT ALLIANCE PROGRAM: Our strategy for our Development Alliance Program is to form alliances with development firms with a strong local presence and expertise. Through our Development Alliance Program, during the first quarter of 1999, we initiated one development project aggregating an estimated 78,000 square feet at completion. As of March 31, 1999, over 80% of our development projects were managed by our Development Alliance Partners.

     UPREIT ALLIANCE PROGRAM: Through our UPREIT Alliance Program, we issue limited partnership units in the operating partnership to certain property owners in exchange for properties, thus providing additional growth for our portfolio. During the first quarter of 1999, we acquired a portion of the Manekin Portfolio through our UPREIT Alliance Program, which consists of 35 buildings aggregating 1.3 million square feet, for a purchase price of $99.1 million. In addition, on April 30, 1999, we acquired an additional portion of the Manekin Portfolio, through our UPREIT Alliance Program, which consists of nine buildings aggregating 381,074 square feet, for a purchase price of $40.2 million.

     INSTITUTIONAL ALLIANCE PROGRAM: Our strategy for our Institutional Alliance Program is to form alliances with institutional investors. Our alliances with institutional investors provide us with access to private capital, including during those times when the public markets are less attractive, as well as providing us with a source of incremental fee income and investment returns.

                             RESULTS OF OPERATIONS

     The analysis below shows changes in our results of operations for the three months ended March 31, 1999 and 1998 which includes changes attributable to acquisitions and development activity, and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (95% leased) for both the current and prior periods (the "same store properties"). For the comparison between the three month periods ended March 31, 1999 and 1998, the same store properties consist of properties aggregating 42.1 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. Our future revenues and expenses may vary materially from their historical rates.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $33.1 million, or 44.3%, for the three months ended March 31, 1999, to $107.7 million, as compared with the same period in 1998. Approximately $4.6 million, or 13.9% of this increase, was attributable to same store properties, with the remaining $28.5 million attributable to properties acquired between January 1, 1998 and March 31, 1999. The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases and changes in occupancy and reimbursement of expenses, offset by a decrease in straight-line rents. During the trailing 12 months ended March 31, 1999, the same store properties increase in base rents (cash basis) was 10.7% on 6.2 million square feet leased.

     Other revenues. Other revenues, including equity in earnings of unconsolidated joint venture, investment management income, and interest income, totaled $1.9 and $1.2 million for the three months ended March 31, 1999 and 1998, respectively. The $0.7 million, or 58.3%, increase in other revenues was primarily attributable to the earnings from our equity investment in our unconsolidated joint venture which was purchased in June 1998.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $9.2 million, or 45.3%, for the three months ended March 31, 1999, to $29.5 million as compared with the same period in 1998. Same store properties operating expenses increased by approximately $0.8 million for the three months ended March 31, 1999, while operating expenses attributable to properties acquired between January 1, 1998 through March 31, 1999 added $8.5 million. The change in same store properties operating expenses primarily relates to increases in same store properties real estate taxes of approximately $0.8 million for the three months ended March 31, 1999.

     General and administrative expenses. General and administrative expenses were $4.1 and $2.7 million for the three months ended March 31, 1999 and 1998. The $1.4 million, or 49.8%, increase in general and administrative expenses, is primarily attributable to additional staffing that resulted from the growth in our portfolio. The remainder of the increase is due to the change in our accounting policy for internal acquisition costs. During the first quarter of 1998, we capitalized $0.3 million of internal acquisition costs. Effective April 1998, we changed our policy to expense all internal costs.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by AMB or the operating partnership (including issuances of limited partnership units in the operating partnership) and net proceeds from divestitures of properties. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property divestitures. On March 9, 1999, we signed a series of definitive agreements with BPP Retail, a co-investment entity between Burnham Pacific and CalPERS, pursuant to which, if fully consummated, BPP Retail will acquire up to 28 of our retail shopping centers, totaling 5.1 million square feet, for an aggregate price of $663.4 million. If fully consummated, BPP Retail will acquire the centers in separate transactions, which we originally expected to close on or about April 30, 1999, July 31, 1999 and December 1, 1999. Under the agreements, we have the right to extend the closing dates for a period of up to either 20 or 50 days. We have exercised this right with respect to the first closing, which we now expect to occur on or about June 15, 1999. In addition, we have entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific will acquire up to six additional retail centers, totaling 1.5 million square feet, for $284.4 million. Assuming satisfaction or waiver of this condition, we currently expect this transaction to close by December 31, 1999. As of March 31, 1999, the net carrying value of the properties held for divestiture was $823.5 million. Certain of the properties included in these transactions are subject to indebtedness totaling $178.3 million as of March 31, 1999. We intend to use the proceeds of $947.8 million from these transactions to pay expenses incurred in connection with the divestitures, to repay the secured debt related to the properties divested, to partially pay down the unsecured credit facility, for potential acquisitions and for general corporate purposes.

     On February 26, 1999, we divested one retail center located in Miami, Florida, aggregating 83.1 million square feet. The center was sold at a gross sales price of $9.8 million and the related secured debt of $5.7 million was paid down at the time of the transaction. We used the net proceeds of $3.5 million to partially fund a property acquisition during the first quarter of 1999.

     Credit facility. We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The credit facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the credit facility principally for acquisitions and for general working capital requirements. Borrowings under the credit facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending our debt rating at the time of the borrowings. As of March 31, 1999, the outstanding balance on the credit facility was $316.0 million and it bore interest at 5.84%. Monthly debt service payments on the credit facility are interest only. The credit facility matures in November 2000. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At March 31, 1999, the remaining amount available under the credit facility was approximately $184.0 million.

     Debt and equity financing. In June 1998, the operating partnership issued $400.0 million aggregate principal amount of senior, unsecured debt securities in an underwritten public offering. The operating partnership used the net proceeds to repay amounts outstanding under the credit facility. The senior debt securities mature in June 2008, June 2015 and June 2018 and bear interest at a weighted average rate of 7.175%, which is payable in June and December of each year, commencing in December 1998. The 2015 notes are putable and callable in June 2005. We received credit ratings for our unsecured debt of Baa1 from Moody's Investors Service, BBB from Standard & Poor's Corporation and BBB+ from Duff & Phelps Credit Rating Co. As a result of the receipt of the investment-grade credit ratings, the interest rate on the credit facility was reduced by 20 basis points to the current rate of LIBOR plus 90 basis points.

     In July 1998, AMB sold 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. AMB contributed the net proceeds of $96.1 million to the operating partnership in exchange for 4,000,000 Series A Preferred Units with terms identical to the Series A Preferred Stock. The operating partnership used these proceeds to repay borrowings under the credit facility incurred in connection with property acquisitions and for general corporate purposes.

     In November 1998, the operating partnership issued and sold 1,300,000 8.625% Series B Cumulative Redeemable Preferred Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $4.3125 per annum. The Series B Preferred Units are redeemable by the operating partnership on or after November 12, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series B Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series B Preferred Stock. The operating partnership used the net proceeds of approximately $63.3 million to repay borrowings under the credit facility, for property acquisitions and for general purposes.

     In November 1998, AMB Property II, L.P., one of our subsidiaries, issued and sold 2,200,000 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.375 per annum. The Series C Preferred Units are redeemable by AMB Property II, L.P. on or after November 24, 2003, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series C Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series C Preferred Stock. AMB Property II, L.P. used the net proceeds of approximately $107.2 million to make a loan to the operating partnership, which used the funds to repay borrowings under the credit facility. The loan bears interest at a rate of 7.0% per annum and is payable upon demand.

     On May 5, 1999, AMB Property II, L.P. issued and sold 1,595,337 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $3.875 per annum. The Series D Preferred Units are redeemable by AMB Property II, L.P. on or after May 5, 2004, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series D Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series D Preferred Stock. AMB Property II, L.P. used the net proceeds of approximately $77.8 million to make a loan to the operating partnership in the amount of approximately $20.1 million and to purchase an unconsolidated joint venture interest for a price of approximately $57.7 million from the operating partnership. The loan bears interest at a rate of 7.0% per annum and is payable upon demand. The operating partnership used the funds to repay borrowings under the credit facility and for general corporate purposes.

     Market capitalization. In connection with our formation transactions and property acquisitions consummated after our formation transactions, we have assumed various mortgages and other secured debt. As of March 31, 1999, the aggregate principal amount of this secured debt was $754.7 million, excluding unamortized debt premiums of $15.7 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average of 7.9%) and final maturity dates ranging from April 1999 to April 2014. We believe the carrying value of the debt approximates its fair value on March 31, 1999.

     As of March 31, 1999, our total outstanding debt was approximately $1.5 billion, including unamortized debt premiums of approximately $15.7 million. See
Note 5 to our Consolidated Financial Statements. The total amount of debt that we must repay during the remainder of 1999 is approximately $13.2 million, including scheduled principal amortization of approximately $9.6 million.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt.

     The tables below summarize our debt maturities and capitalization as of March 31, 1999 (in thousands, except share amounts and percentages).

                                      DEBT
--------------------------------------------------------------------------------

                                                             UNSECURED
                                     INDUSTRIAL    RETAIL      SENIOR     UNSECURED
                                      SECURED     SECURED       DEBT       CREDIT
                                        DEBT        DEBT     SECURITIES   FACILITY      TOTAL
                                     ----------   --------   ----------   ---------   ----------
1999 (nine months).................   $  9,947    $  3,237    $     --    $     --    $   13,184
2000...............................     25,576       7,951          --     316,000       349,527
2001...............................     12,563      30,921          --          --        43,484
2002...............................     27,512      38,863          --          --        66,375
2003...............................     57,001      76,294          --          --       133,295
2004...............................     91,283         722          --          --        92,005
2005...............................     68,810         779     100,000          --       169,589
2006...............................    116,396      11,581          --          --       127,977
2007...............................     38,053         458          --          --        38,511
2008...............................    120,277       7,465     175,000          --       302,742
Thereafter.........................      9,057          --     125,000          --       134,057
                                      --------    --------    --------    --------    ----------
  Subtotal.........................    576,475     178,271     400,000     316,000     1,470,746
  Unamortized premiums.............     10,620       5,063          --          --        15,683
                                      --------    --------    --------    --------    ----------
          Total consolidated
            debt...................    587,095     183,334     400,000     316,000     1,486,429
Our share of unconsolidated JV
  debt.............................     19,831          --          --          --        19,831
                                      --------    --------    --------    --------    ----------
          Total debt...............   $606,926    $183,334    $400,000    $316,000    $1,506,260
                                      ========    ========    ========    ========    ==========
JV partners' share of consolidated
  JV debt..........................                                                      (39,818)
                                                                                      ----------
          Our share of total
            debt...................                                                   $1,466,442
                                                                                      ==========

                                 MARKET EQUITY
--------------------------------------------------------------------------------

                                                      SHARES
                     SECURITY                       OUTSTANDING   MARKET PRICE   MARKET VALUE
                     --------                       -----------   ------------   ------------
Common stock......................................  86,026,271       $20.75       $1,785,045
Limited partnership units.........................   4,448,873        20.75           92,314
                                                    ----------                    ----------
          Total...................................  90,475,144                    $1,877,359
                                                    ==========                    ==========

                           PREFERRED STOCK AND UNITS
--------------------------------------------------------------------------------

                                                                LIQUIDATION    REDEMPTION
                   SECURITY                     DIVIDEND RATE   PREFERENCE     PROVISIONS
                   --------                     -------------   -----------   -------------
Series A preferred stock......................      8.50%        $100,000         July 2003
Series B preferred units......................      8.63%          65,000     November 2003
Series C preferred units......................      8.75%         110,000     November 2003
                                                    ----         --------
          Weighted Average/Total..............      8.66%        $275,000
                                                    ====         ========

                             CAPITALIZATION RATIOS
--------------------------------------------------------------------------------

Total debt-to-total market capitalization...................  41.2%
Our share of total debt-to-total market capitalization......  40.1%
Total debt plus preferred-to-total market capitalization....  48.7%
Our share of total debt plus preferred-to-total market
  capitalization............................................  48.1%

LIQUIDITY

     As of March 31, 1999, we had approximately $29.2 million in cash and cash equivalents and $184.0 million of additional available borrowings under the credit facility. We intend to use cash from operations, borrowings under the credit facility, other forms of secured and unsecured financing, proceeds from any future debt or equity offerings by AMB or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries), and proceeds from divestitures of properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     On March 5, 1999, we declared a quarterly cash distribution of $0.35 per share of common stock and the operating partnership declared a quarterly cash distribution of $0.35 per operating partnership unit, for the quarter ending March 31, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999. On March 5, 1999, we declared a cash dividend of $0.53125 per share on our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, for the three month period ending April 14, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of March 31, 1999, our development pipeline included 18 projects representing a total estimated investment of $264.2 million upon completion. Of this total, approximately $135.1 million had been funded as of March 31, 1999 and approximately $129.1 million is estimated to be required to complete projects currently under construction or for which we have committed to complete. We presently expect to fund these expenditures with cash from operations, borrowings under the credit facility, debt or equity issuances and net proceeds from property divestitures. Other than these capital items, we have no material capital commitments.

     During the period from January 1, 1999 to March 31, 1999, we invested:

     - $109.1 million in 36 industrial buildings, aggregating 1.7 million rentable square feet, and

     - $14.6 million in two new development projects aggregating approximately
       0.2 million square feet.

     We funded these acquisitions and initiated development projects through borrowings under the credit facility, cash, debt assumption, and the issuance of limited partnership units in the operating partnership.

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

     We are currently conducting a company-wide test of our financial and non-financial systems to ensure that our systems will adequately handle the year 2000 issue. Our current financial system generally provides for a four-digit year; however, the current system is not fully year 2000 compliant. We expect that our financial system will be fully year 2000 compliant once we complete a software upgrade in 1999. We are also currently surveying our property managers to determine if our non-financial systems (HVAC, security, lighting, and other building systems) at our properties are year 2000 compliant and to determine the state of readiness of our tenants regarding their year 2000 compliance. In addition, we are currently surveying our other third party vendors to determine if their systems are year 2000 compliant and to determine the state of readiness regarding their year 2000 compliance.

     Costs of addressing our year 2000 issues. Given the information known at this time about our systems, coupled with our ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect year 2000 compliance costs to have any material adverse impact on our liquidity or ongoing results of operations. The costs of such assessment will be included in our general and administrative expenses. Although we can make no assurance, we currently do not expect that the year 2000 issue will materially affect our operations due to problems encountered by our suppliers, customers and lenders.

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

     Our contingency plans. We are currently developing our contingency plan for all operations to address the most reasonably likely worst case scenarios regarding year 2000 compliance. We expect such contingency plans to be completed before the end of the year.

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

     The following table reflects the calculation of our FFO for three months ended March 31, 1998 and 1999 (dollars in thousands).

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
Income from operations before minority interests............  $   29,188     $   34,575
Real estate related depreciation and amortization:
  Total depreciation and amortization.......................      11,786         18,424
  Furniture, fixtures, and equipment depreciation...........        (104)          (114)
FFO attributable to minority interests(1)(2):
  Institutional Alliance Partners...........................          --         (1,474)
  Other joint venture partners..............................        (575)          (551)
Adjustments to derive FFO in unconsolidated joint
  venture(3):
  Our share of net income...................................          --         (1,151)
  Our share of FFO..........................................          --          1,645
Series A preferred stock dividends..........................          --         (2,125)
Series B & C preferred unit distributions...................          --         (3,808)
                                                              ----------     ----------
FFO(1)......................................................  $   40,295     $   45,421
                                                              ----------     ----------
FFO per common share and unit:
  Basic.....................................................  $     0.46     $     0.50
                                                              ==========     ==========
  Diluted...................................................  $     0.45     $     0.50
                                                              ==========     ==========
Weighted average common shares and units:
  Basic.....................................................  88,428,969     90,449,529
                                                              ==========     ==========
  Diluted(4)................................................  88,839,192     90,469,105
                                                              ==========     ==========

---------------
(1) Funds from Operations ("FFO") is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO. Further, we do not adjust FFO to eliminate the effects of non-recurring changes.

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

(4) Includes the dilutive effect of stock options.

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for the all of our industrial properties and retail properties as of and for the period ended March 31, 1999.

                                               INDUSTRIAL       RETAIL         TOTAL
                                               -----------    ----------    -----------
Square feet owned(1).........................   58,890,144     7,073,795     65,963,939
Occupancy percentage.........................        95.4%         95.0%          95.4%
Lease expirations as percentage of total
  square feet (next 12 months)...............        14.6%          7.0%          13.8%
Weighted average lease term..................      7 years      16 years        8 years
Tenant retention:
  Quarter....................................        73.5%         75.9%          73.6%
  Trailing average (1/01/96 to 3/31/99)......        74.0%         85.4%          74.6%
Rent increases on renewals and rollovers:
  Quarter....................................        12.6%          8.3%          12.1%
  Trailing 12 months.........................        11.8%          9.1%          11.5%
Same store cash basis NOI growth(2):
  Quarter....................................         6.7%          2.8%           5.4%
Second generation tenant improvements and
  leasing commissions per sq. ft.:
  Quarter:
     Renewals................................  $      1.58    $     1.46    $      1.57
     Re-tenanted.............................         1.80          5.59           2.15
                                               -----------    ----------    -----------
          Weighted average...................  $      1.58    $     1.62    $      1.59
                                               ===========    ==========    ===========
  Trailing average (1/01/96 to 3/31/99)......  $      1.27    $     4.16    $      1.43
                                               ===========    ==========    ===========

---------------
(1) In addition to owned square feet as of March 31, 1999, we managed, through our subsidiary, AMB Investment Management, 4.0 million, 0.4 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively. We also have an investment in 4.0 million square feet of industrial properties through our investment in an unconsolidated joint venture.

(2) Consists of industrial buildings and retail centers aggregating 36.3 million and 5.8 million square feet, respectively, that have been owned by us prior to January 1, 1998, and excludes development properties prior to stabilization.

     The following summarizes key same store properties' operating statistics for our industrial properties and retail properties as of and for the period ending March 31, 1999.

                                               INDUSTRIAL       RETAIL         TOTAL
                                               -----------    ----------    -----------
Square feet in same store pool(1)............   36,282,521     5,832,434     42,114,955
Occupancy percentage.........................        96.3%         96.8%          96.4%
Tenant retention:
  Quarter....................................        71.0%         78.6%          71.3%
  Trailing 12 months.........................        73.1%         81.2%          73.5%
Rent increases on renewals and rollovers:
  Quarter....................................        14.5%          8.4%          13.5%
  Trailing 12 months.........................        11.0%          9.2%          10.7%
Cash basis NOI growth % increase:
  Quarter:
     Revenues................................         6.1%          3.3%           5.2%
     Expenses................................         4.5%          4.6%           4.6%
     NOI.....................................         6.7%          2.8%           5.4%

---------------
(1) Same store properties include all properties that were owned during both the current and prior year reporting periods and excludes development properties prior to being stabilized for both the current and prior reporting period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our exposure to market risk includes the rising interest rates in connection with our unsecured credit facility and other variable rate borrowings, and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Capital Resources -- Market Capitalization."

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of March 31, 1999, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

     On February 9, 1999, the operating partnership issued an aggregate of 1,034 limited partnership units with an aggregate value of approximately $24,800 to two corporations and twelve individuals in partial consideration for the acquisition of properties. In addition, on April 30, 1999, the operating partnership issued an aggregate of 390,633 limited partnership units with an aggregate value of approximately $9.4 million to two corporations and twelve individuals in partial consideration for the acquisition of properties. Holders of the limited partnership units may redeem part or all of their limited partnership units for cash, or at the election of AMB, exchange their limited partnership units for shares of AMB's common stock on a one-for-one basis.

     The issuance of limited partnership units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirement of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

     On March 9, 1999, AMB granted CalPERS an option to purchase up to 2,000,000 shares of common stock for an exercise price of $25 per share that CalPERS may exercise on or before March 31, 2000. The issuance of the option constituted a private placement of securities that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. AMB has agreed to register the resale of the shares issuable upon exercise of the option.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On May 5, 1999, AMB Property II, L.P. issued and sold 1,595,337 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Series D Preferred Units

     General. Each Series D Preferred Unit will be entitled to receive cumulative preferential distributions from May 5, 1999 payable on or before the 25th of March, June, September and December of each year, commencing June 25, 1999, at a rate of 7.75% per annum in preference to any payment made on any other class or series of partnership interest of AMB Property II, L.P., other than any class or series of partnership interest expressly designated as ranking on parity with or senior to the Series D Preferred Units.

     Ranking. The Series D Preferred Units will rank on parity with all classes or series of preferred partnership units designated as ranking on a parity with the Series D Preferred Units with respect to distributions and rights upon liquidation, dissolution and winding-up, senior to all classes or series of preferred partnership units designated as ranking junior to the Series D Preferred Units and junior to all other classes or series of preferred partnership units designated as ranking senior to the Series D Preferred Units.

     Limited Consent Rights. For so long as any Series D Preferred Units remain outstanding, AMB Property II, L.P. shall not, without the affirmative vote of the holders of at least two-thirds of the Series D Preferred Units:

     - authorize, create or increase the authorized or issued amount of any class or series of partnership interests ranking prior to the Series D Preferred Units with respect to payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any partnership interests of AMB Property II, L.P. into any such partnership interest, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such partnership interests,

     - authorize or create, or increase the authorized or issued amount of any preferred units ranking on a parity with the Series D Preferred Units or reclassify any partnership interest of AMB Property II, L.P. into any such partnership interest or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such partnership interests but only to the extent such Parity Preferred Units are issued to an affiliate of AMB Property II, L.P., other than its general partner or the operating partnership to the extent the issuance of such interests was to allow its general partner or the operating partnership to issue corresponding preferred stock or preferred interests to persons who are not affiliates of AMB Property II, L.P., or

     - either (1) consolidate, merge into or with, or convey, transfer or lease its assets substantially as an entirety to, any corporation or other entity or (2) amend, alter or repeal the provisions of AMB Property II, L.P.'s partnership agreement, whether by merger, consolidation or otherwise, in each case in a manner that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series D Preferred Units or the holders of Series D Preferred Units.

     With respect to the occurrence of any of the events set forth in the third bullet point above, so long as AMB Property II, L.P. is either the surviving entity and the Series D Preferred Units remain outstanding with the terms materially unchanged or the resulting, surviving or transferee entity is a partnership, limited liability company or like entity organized under the laws of any state and substitutes for the Series D Preferred Units other partnership interests having substantially the same terms and rights as the Series D Preferred Units, the occurrence of any such event will not be considered to materially and adversely affect rights, preferences, privileges or voting powers of holders of Series D Preferred Units. Any increase in the amount of partnership interests or the creation or issuance of any other class or series of partnership interests, in each case ranking on a parity with or junior to the Series D Preferred Units will not be considered to materially and adversely affect such rights, preferences, privileges or voting powers.

     Limited Management Rights. If distributions on any Series D Preferred Units remain unpaid for six or more quarterly periods (whether or not consecutive), subject to the rights of any holders of future preferred units ranking on a parity with the Series D Preferred Units, the holders of Series D Preferred Units may assume certain rights to manage AMB Property II, L.P. for the sole purpose of enforcing AMB Property II, L.P.'s rights and remedies against obligees of AMB Property II, L.P. or others from whom AMB Property II, L.P. may be entitled to receive cash or other assets, until all distributions accumulated on Series D Preferred Units for all past quarterly period and distributions for then-current quarterly period have been fully paid or declared and a sum sufficient for the payment of such dividends irrevocably set aside in trust for payment in full.

     Redemption and Exchange. Beginning May 5, 2004, the Series D Preferred Units may be redeemed by AMB Property II, L.P. out of proceeds from issuances of AMB's capital stock at a redemption price equal to

$50.00 per unit, plus accrued and unpaid distributions to the date of redemption. Beginning May 5, 2009, the Series D Preferred Units may be exchanged, in whole but not in part, into shares of AMB's 7.75% Series D Cumulative Redeemable Preferred Stock at the option of 51% of the holders. In addition, the Series D Preferred Units may be exchanged, in whole but not in part, into shares of Series D Preferred Stock at any time at the option of 51% of the holders if:

     - distributions on the Series D Preferred Units have not been made for six prior quarterly distribution periods, whether or not consecutive or

     - AMB Property Holding Corporation, the general partner of AMB Property II, L.P., or one of its subsidiaries, takes the position, and a holder or holders of Series D Preferred Units receive an opinion of independent counsel that AMB Property II, L.P. is, or upon the happening of a certain event likely will be, a "publicly traded partnership" within the meaning of the Internal Revenue Code.

     In addition, the Series D Preferred Units may be exchanged, in whole but not in part, on or after May 5, 2002 and prior to May 5, 2009 if the Series D Preferred Units would not be considered "stock and securities" for federal income tax purposes. AMB may, in lieu of exchanging the Series D Preferred Units for shares of Series D Preferred Stock, elect to redeem all or a portion of the Series D Preferred Units for cash in an amount equal to $50 per unit plus accrued and unpaid distributions. The right of the holders of Series D Preferred Units to exchange the Series D Preferred Units for shares of Series D Preferred Stock shall in each case be subject to the ownership limitations set forth in AMB's charter in order for AMB to maintain its qualification as a REIT for federal income tax purposes.

  Series D Preferred Stock

     General. Each share of Series D Preferred Stock into which the Series D Preferred Units may be exchanged will be entitled to receive cumulative preferential cash dividends from the date of issue (including any accrued but unpaid distributions in respect of Series D Preferred Units at the time that such units are exchanged for shares of Series D Preferred Stock) payable on or before the 15th of January, April, July and October of each year, in cash, at the rate of 7.75% per annum in preference to any payment made on any other classes or series of capital stock or other equity securities of AMB, other than any class or series of equity securities of AMB expressly designated as ranking on a parity with or senior to the Series D Preferred Stock.

     Ranking. The Series D Preferred Stock will rank on parity with AMB's 8.50% Series A Cumulative Redeemable Preferred Stock, its 8.65% Series B Cumulative Redeemable Preferred Stock and its 8.75% Series C Cumulative Redeemable Preferred Stock, if and when issued, and all other classes or series of preferred stock designated as ranking on a parity with the Series D Preferred Stock with respect to distributions and rights upon liquidation, dissolution, or winding-up, senior to all classes or series of preferred stock designated as ranking junior to the Series D Preferred Stock and junior to all other classes or series of preferred partnership units designated as ranking senior to Series D Preferred Stock.

     Redemption. The Series D Preferred Stock may be redeemed, at AMB's option, on and after May 5, 2004, in whole or in part from time to time, at a redemption price payable in cash equal to $50.00 per share, plus any accrued but unpaid dividends to the date of redemption. AMB may redeem the Series D Preferred Stock prior to May 5, 2004 to the extent necessary to maintain its qualification as a REIT. The redemption price of the Series D Preferred Stock (other than the portion of the redemption price consisting of accumulated but unpaid dividends) will be payable solely out of proceeds from issuances of AMB's capital stock.

     Limited Voting Rights. If dividends on any of the shares of Series D Preferred Stock remain unpaid for six or more quarterly periods (whether or not consecutive), the holders of such shares of Series D Preferred Stock (voting as a single class with all other shares of preferred stock ranking on a parity with the Series D Preferred Stock upon which like voting rights have been conferred and are exercisable) will be entitled to vote for the election of two additional directors of AMB who will be elected by a plurality of the votes cast in such election for a one-year term and until their successors are duly elected and shall qualify (or until such director's right to hold such office terminates, whichever occurs earlier, subject to such director's earlier death, disqualification, resignation or removal), at a special meeting called by the holders of at least 20% of the outstanding shares of Series D Preferred Stock or the holders of shares of any other class or series of preferred stock ranking on a parity with the Series D Preferred Stock with respect to which dividends are also accrued and unpaid (unless such request is received less than 90 days before the date fixed for the next annual or special meeting of stockholders) or, if the request for a special meeting is received by AMB less than 90 days before the date fixed for the next annual or special meeting of stockholders, at the next annual or special meeting of stockholders, and at each subsequent annual meeting until all dividends accumulated on the shares of Series D Preferred Stock for all past dividend periods and the dividend for the then current dividend period have been fully paid or declared and a sum sufficient for the payment of such dividends irrevocably set aside in trust for payment in full. Upon the payment in full of all such dividends, the holders of Series D Preferred Stock will be divested of their voting rights and the term of any member of the board of directors elected by the holders of Series D Preferred Stock and holders of any other shares of preferred stock ranking on a parity with the Series D Preferred Stock will terminate.

     In addition, for so long as any shares of Series D Preferred Stock are outstanding, without the consent of two-thirds of the holders of the Series D Preferred Stock then outstanding, AMB shall not:

     - authorize or create or increase the authorized or issued amount of any shares ranking senior to the Series D Preferred Stock or reclassify any authorized shares of AMB into any such shares,

     - designate or create, or increase the authorized or issued amount of, or reclassify any authorized shares of AMB into any preferred stock ranking on a parity with the Series D Preferred Stock, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such shares, but only to the extent such preferred stock ranking on a parity with the Series D Preferred Stock is issued to an affiliate of AMB, or

     - either (1) consolidate, merge into or with, or convey, transfer or lease its assets substantially as an entirety, to any corporation or other entity, or (2) amend, alter or repeal the provisions of AMB's Articles of Incorporation, whether by merger, consolidation or otherwise, in each case that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series D Preferred Stock or the holders of Series D Preferred Stock. The Series D Preferred Stock will have no voting rights other than as discussed above and as otherwise provided by applicable law.

     With respect to the occurrence of any of the events set forth in the third bullet point above, so long as AMB is either the surviving entity and shares of Series D Preferred Stock remain outstanding with the terms materially unchanged or the resulting, surviving or transferee entity is a corporation, business trust or like entity organized under the laws of any state and substitutes for the Series D Preferred Stock other preferred stock or preferred shares having substantially the same terms and rights as the Series D Preferred Stock, the occurrence of any such event will not be considered to materially and adversely affect rights, preferences, privileges or voting powers of holders of Series D Preferred Stock. Any increase in the amount of authorized preferred stock, the creation or issuance of any other class or series of preferred stock or any increase in an amount of authorized shares of each class or series, in each case ranking on a parity with or junior to the Series D Preferred Stock will not be considered to materially and adversely affect such rights, preferences, privileges or voting powers.

     Liquidation Preference. Each share of Series D Preferred Stock is entitled to a liquidation preference of $50.00 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of AMB, other than any class or series of equity securities of AMB expressly designated as ranking on a parity with or senior to the Series D Preferred Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      3.1      Articles Supplementary establishing and fixing the rights
               and preferences of the 7.75% Series D Cumulative Redeemable
               Preferred Stock.
     10.1      Fourth Amended and Restated Agreement of Limited Partnership
               of AMB Property II, L.P., dated as of May 5, 1999.
     27.1      Financial Data Schedule -- AMB Property Corporation

(b) Reports on Form 8-K:

     - Current Report on Form 8-K was filed on January 7, 1999, in connection with the filing by the Company of the Articles Supplementary establishing and fixing the rights and preferences of the 8.625% Series B Cumulative Redeemable Preferred Stock and the Articles Supplementary establishing and fixing the rights and preferences of the 8.75% Series C Cumulative Redeemable Preferred Stock.

     - Current Report on Form 8-K was filed on April 8, 1999, in connection with reporting the acquisition by BPP Retail, LLC of 28 retail shopping centers of the Operating Partnership, totaling 5.1 million square feet, for an aggregate price of $663.4 million and filing financial statements in connection therewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMB PROPERTY CORPORATION
                                          Registrant

Date: May 13, 1999                        By: /s/    MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                   Senior Vice President
                                                (Duly Authorized Officer and
                                             Principal Financial and Accounting
                                                           Officer)

                                EXHIBIT INDEX



Exhibit
  No.                   Description
-------                 -----------
  3.1                   Articles Supplementary establishing and fixing the
                        rights and preferences of the 7.75% Series D Cumulative
                        Redeemable Preferred Stock.

 10.1 Fourth Amdended and Restated Agreement of Limited Partnership of AMB Property II, L.P. dated May 5, 1999.

 27.1                   Financial Data Schedule -- AMB Property Corporation