Form 10-Q
period 1999-06-30
AMB PROPERTY CORP
filed 1999-08-16
CIK 1045609

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As of August 1, 1999, there were 86,521,092 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMB PROPERTY CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of December 31, 1998 and June
           30, 1999 (unaudited)......................................    1
         Consolidated Statements of Operations for the six and three
           months ended June 30, 1998 and 1999 (unaudited)...........    2
         Consolidated Statements of Cash Flows for the six months
           ended June 30, 1998 and 1999 (unaudited)..................    3
         Consolidated Statement of Stockholders' Equity for the six
           months ended June 30, 1999 (unaudited)....................    4
         Notes to Consolidated Financial Statements (unaudited)......    5
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................   14
         Quantitative and Qualitative Disclosures About Market
Item 3.    Risks.....................................................   24

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   24
Item 2.  Changes in Securities and Use of Proceeds...................   24
Item 3.  Defaults Upon Senior Securities.............................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   25
Item 6.  Exhibits and Reports on Form 8-K............................   41

---------------
The following are trademarks of the Company: Strategic Alliance Programs, Development Alliance Program, Development Alliance Partners, UPREIT Alliance
 Program, Institutional Alliance Program, Institutional Alliance Partners, Management Alliance Program, Customer Alliance Program and Broker Alliance Program.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
     (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------    ----------
Investments in real estate:
  Land and improvements.....................................   $  740,680     $  666,743
  Buildings and improvements................................    2,445,104      2,116,208
  Construction in progress..................................      183,276        189,099
                                                               ----------     ----------
          Total investments in properties...................    3,369,060      2,972,050
  Accumulated depreciation and amortization.................      (58,404)       (70,032)
                                                               ----------     ----------
          Net investments in properties.....................    3,310,656      2,902,018
  Investment in unconsolidated joint venture................       57,655         58,278
  Properties held for divestiture, net......................      115,050        675,892
                                                               ----------     ----------
          Net investments in real estate....................    3,483,361      3,636,188
Cash and cash equivalents...................................       25,137         40,130
Other assets................................................       54,387         56,226
                                                               ----------     ----------
          Total assets......................................   $3,562,885     $3,732,544
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................   $  734,196     $  763,587
  Unsecured senior debt securities..........................      400,000        400,000
  Unsecured credit facility.................................      234,000        255,000
                                                               ----------     ----------
          Total debt........................................    1,368,196      1,418,587
Other liabilities...........................................      104,305        120,686
                                                               ----------     ----------
          Total liabilities.................................    1,472,501      1,539,273
Commitments and contingencies...............................           --             --
Minority interests..........................................      325,024        409,662
Stockholders' equity:
  Series A preferred stock, cumulative, redeemable, $0.01
     par value, 100,000,000 shares authorized, 4,000,000
     shares issued and outstanding, $100,000 liquidation
     preference.............................................       96,100         96,100
  Common stock, $0.01 par value, 500,000,000 shares
     authorized, 85,917,520 and 86,518,592 issued and
     outstanding............................................          859            865
  Additional paid-in capital................................    1,668,401      1,679,954
  Retained earnings.........................................           --          6,690
                                                               ----------     ----------
          Total stockholders' equity........................    1,765,360      1,783,609
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $3,562,885     $3,732,544
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1999 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                              -------------------------   ---------------------------
                                                 1998          1999           1998           1999
                                              -----------   -----------   ------------   ------------
REVENUES
  Rental revenues...........................  $   159,003   $   221,187   $    84,401    $   113,530
  Equity in earnings of unconsolidated joint
     venture................................           --         2,328            --          1,177
  Investment management and other income....        1,796         1,434           613            670
                                              -----------   -----------   -----------    -----------
          Total revenues....................      160,799       224,949        85,014        115,377
OPERATING EXPENSES
  Property operating expenses...............       21,231        30,616        11,227         16,117
  Real estate taxes.........................       21,273        29,802        11,025         14,767
  General and administrative................        5,862         8,350         3,144          4,278
  Interest, including amortization..........       27,561        46,558        15,720         23,591
  Depreciation and amortization.............       25,302        33,602        13,516         15,178
                                              -----------   -----------   -----------    -----------
          Total operating expenses..........      101,229       148,928        54,632         73,931
                                              -----------   -----------   -----------    -----------
          Income from operations before
            minority Interests..............       59,570        76,021        30,382         41,446
  Minority interests' share of net income...       (3,686)      (14,706)       (2,404)        (8,145)
                                              -----------   -----------   -----------    -----------
          Net income before gain from
            divestiture of real estate......       55,884        61,315        27,978         33,301
  Gain from divestiture of real estate......           --        11,525            --         11,525
                                              -----------   -----------   -----------    -----------
          Net income before extraordinary
            items...........................       55,884        72,840        27,978         44,826
  Extraordinary items.......................           --        (1,509)           --         (1,509)
                                              -----------   -----------   -----------    -----------
          Net income........................       55,884        71,331        27,978         43,317
  Series A preferred stock dividends........           --        (4,250)           --         (2,125)
                                              -----------   -----------   -----------    -----------
          Net income available to common
            stockholders....................  $    55,884   $    67,081   $    27,978    $    41,192
                                              ===========   ===========   ===========    ===========
BASIC INCOME PER COMMON SHARE:
  Before extraordinary items................  $      0.65   $      0.80   $      0.33    $      0.50
  Extraordinary items.......................           --         (0.02)           --          (0.02)
                                              -----------   -----------   -----------    -----------
          Net income available to common
            stockholders....................  $      0.65   $      0.78   $      0.33    $      0.48
                                              ===========   ===========   ===========    ===========
DILUTED INCOME PER COMMON SHARE:
  Before extraordinary items................  $      0.65   $      0.80   $      0.32    $      0.50
  Extraordinary items.......................           --         (0.02)           --          (0.02)
                                              -----------   -----------   -----------    -----------
          Net income available to common
            stockholders....................  $      0.65   $      0.78   $      0.32    $      0.48
                                              ===========   ===========   ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................   85,874,513    86,143,859    85,874,513     86,286,613
                                              ===========   ===========   ===========    ===========
  Diluted...................................   86,253,456    86,244,750    86,222,175     86,468,820
                                              ===========   ===========   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  55,884     $  71,331
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     25,302        33,602
  Straight-line rents.......................................     (5,489)       (5,523)
  Amortization of debt premiums and financing costs.........     (1,274)       (1,413)
  Minority interests' share of net income...................      3,686        14,706
  Gain on divestiture of real estate........................         --       (11,525)
  Non-cash portion of extraordinary items...................         --        (1,372)
  Equity in (earnings) loss of AMB Investment Management....         95          (720)
  Equity in earnings of unconsolidated joint venture........         --        (2,328)
Changes in assets and liabilities:
  Other assets..............................................     (6,958)        3,724
  Other liabilities.........................................      4,474        16,381
                                                              ---------     ---------
         Net cash provided by operating activities..........     75,720       116,863
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions.........................   (246,213)     (242,712)
Additions to land, building, development costs, and other
  first generation improvements.............................    (40,865)      (62,009)
Additions to second generation building improvements and
  lease costs...............................................     (6,341)      (12,362)
Acquisition of interest in unconsolidated joint venture.....    (67,149)           --
Distribution received from unconsolidated joint venture.....         --         1,705
Net proceeds from divestiture of real estate................         --       214,729
Reduction of payable to affiliates in connection with
  Formation Transactions....................................    (38,071)           --
                                                              ---------     ---------
         Net cash used in investing activities..............   (398,639)     (100,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................         --           549
Borrowings on unsecured credit facility.....................    382,000       236,000
Borrowings on secured debt..................................     16,914        20,992
Payments on unsecured credit facility.......................   (395,000)     (215,000)
Payments on secured debt....................................    (59,545)      (46,817)
Payments of financing fees..................................         --          (104)
Net proceeds from issuance of senior debt securities........    399,166            --
Net proceeds from issuance of Series D preferred units......         --        77,773
Dividends paid to common and preferred stockholders.........    (29,413)      (63,786)
Distributions to minority interests, including preferred
  units.....................................................     (2,004)      (10,828)
                                                              ---------     ---------
         Net cash provided by financing activities..........    312,118        (1,221)
                                                              ---------     ---------
Net increase (decrease) in cash and cash equivalents........    (10,801)       14,993
Cash and cash equivalents at beginning of period............     39,968        25,137
                                                              ---------     ---------
Cash and cash equivalents at end of period..................  $  29,167     $  40,130
                                                              =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  26,583     $  47,108
                                                              =========     =========
Non-cash transactions:
  Acquisitions of properties................................  $ 434,353     $ 314,726
  Assumption of debt........................................    (99,623)      (57,480)
  Minority interest's contribution, including units
    issued..................................................    (88,517)      (14,534)
                                                              ---------     ---------
         Net cash paid......................................  $ 246,213     $ 242,712
                                                              =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                   COMMON STOCK
                                 SERIES A     ----------------------    ADDITIONAL
                                 PREFERRED       NUMBER                  PAID-IN      RETAINED
                                   STOCK       OF SHARES      AMOUNT     CAPITAL      EARNINGS      TOTAL
                                 ---------    ------------    ------    ----------    --------    ----------
Balance at December 31, 1998...   $96,100      85,917,520      $859     $1,668,401    $     --    $1,765,360
  Net income...................     4,250              --        --             --      67,081        71,331
  Issuance of restricted stock,
     net.......................        --          99,069         1          2,229          --         2,230
  Exercise of stock options....        --          16,250        --            342          --           342
  Conversion of Operating
     Partnership units.........        --         485,753         5         10,983          --        10,988
  Deferred compensation........        --              --        --         (2,150)         --        (2,150)
  Deferred compensation
     amortization..............        --              --        --            215          --           215
  Reallocation of Limited
     Partners' interests in
     Operating Partnership.....        --              --        --            (66)         --           (66)
  Dividends....................    (4,250)             --        --             --     (60,391)      (64,641)
                                  -------      ----------      ----     ----------    --------    ----------
Balance at June 30, 1999.......   $96,100      86,518,592      $865     $1,679,954    $  6,690    $1,783,609
                                  =======      ==========      ====     ==========    ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

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

     The Company and the Operating Partnership were formed shortly before consummation of the IPO. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor"), formed AMB Property Corporation, a wholly owned subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock (the "Common Stock"). In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partner interests ("LP Units") in the Operating Partnership, the assumption of debt and, to a limited extent, cash. The net assets of the Predecessor and the properties acquired with Common Stock were contributed to the Operating Partnership in exchange for 69,768,801 LP Units. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of Common Stock, $0.01 par value per share, for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive Common Stock or LP Units in connection with the Formation Transactions, to fund property acquisitions, and for general corporate working capital requirements.

     As of June 30, 1999, the Company owned an approximate 95.0% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.0% limited partner interest is owned by nonaffiliated investors. For local law purposes, properties in certain states are owned through limited partnerships and limited liability companies owned 99% by the Operating Partnership and 1% by a wholly owned subsidiary of the Company. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

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

     As of June 30, 1999, the Company owned 677 industrial buildings (the "Industrial Properties") and 29 retail centers (the "Retail Properties") located in 26 markets throughout the United States. The Industrial Properties, principally warehouse distribution buildings, encompass approximately 61.9 million rentable square feet and, as of June 30, 1999, were 95.8% leased to over 2,100 tenants. The Retail Properties, principally grocer-anchored community shopping centers, encompass approximately 5.7 million rentable square feet and, as of June 30, 1999, were 94.2% leased to over 700 tenants. The Industrial Properties and the Retail Properties collectively are referred to as the "Properties."

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

     The interim results of the six and three months ended June 30, 1998 and 1999 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the second quarter of 1999, the Company acquired $200,845 in operating properties, consisting of 62 industrial buildings, aggregating 3.1 million square feet. The Company did not initiate any new development projects during the quarter. Two development projects, aggregating approximately 0.2 million square feet, were completed during the quarter, at a total aggregate cost of $7,800. As of June 30, 1999, the Company had 14 industrial projects, aggregating approximately 3.7 million square feet, in its development pipeline, with a total estimated cost of $180,300 upon completion, and two retail projects, aggregating approximately 0.3 million square feet, in its development pipeline, with a total estimated cost of $46,100 upon completion.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

 4. PROPERTY HELD FOR DIVESTITURE AND PROPERTY DIVESTITURE

     On March 9, 1999, the Operating Partnership signed three separate definitive agreements with BPP Retail, LLC ("BPP Retail"), a co-investment entity between Burnham Pacific ("BPP") and the California Public Employees' Retirement System ("CalPERS"), pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663,400. The sale of five of the properties is subject to the consent of the Company's joint venture partners. One of the Company's joint venture partners who holds an interest in three of the properties has indicated that it will not consent to the sale of these properties at this time. The Company has received consents from its joint venture partners for the sale of the other two properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560,400. The Company intends to dispose of these three properties or its interests in the joint ventures through which it holds the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, the Operating Partnership has the right to extend the closing dates for a period of up to either 20 or 50 days. The Operating Partnership has exercised this right with respect to the first and second transactions, which occurred on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closing of the first transaction, BPP Retail acquired nine retail shopping centers, totaling approximately 1.4 million square feet, for an aggregate price of approximately $207,400. The Company used the proceeds from the first transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under the Company's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. This divestiture resulted in an approximate gain of $11,800 and an approximate extraordinary loss of $1,500, consisting of prepayment penalties with an off-set for debt premium write-off related to the indebtedness extinguished. On August 4, 1999, the second transaction with BPP Retail closed. Pursuant to the closing of the second transaction, BPP Retail acquired 12 of the Company's retail shopping centers, totaling approximately 2.1 million square feet, for an aggregate price of $245,800. The Company used the proceeds from the second transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under the Company's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. The Company currently expects the third transaction to close on or about December 1, 1999.

     In addition, the Operating Partnership entered into a definitive agreement, subject to a financing condition, with BPP, pursuant to which, if fully consummated, BPP would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284,400. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of BPP's decision not to waive the financing condition. The Company currently intends to dispose of the six retail properties, either on an individual or portfolio basis, or its interests in the joint ventures through which it holds the properties.

     The Company intends to use the proceeds of approximately $107,200 from the divestiture of the remaining four retail centers to BPP Retail in the third transaction to pay approximately $26,500 in partial repayment of amounts outstanding under the Company's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes.

     In connection with the BPP Retail transactions, the Company has granted CalPERS an option to purchase up to 2,000,000 shares of the Company's common stock for an exercise price of $25.00 per share that CalPERS may exercise on or before March 31, 2000. The Company has registered the 2,000,000 shares of common stock issuable upon exercise of the option.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

     Although the remaining transaction with BPP Retail has a discretionary due diligence period, it is subject to certain customary closing conditions, which are generally applied on a property-by-property basis. BPP has announced that it has received and is reviewing a merger proposal. The Company does not believe that the contractual obligations of BPP Retail with respect to the purchase of the retail centers will be affected by any resulting merger. BPP Retail has posted a deposit of $8,375 on the remaining transaction. BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Although the Company believes that the remaining transaction with BPP Retail is probable, the transaction might not close as scheduled or close at all, and it is possible that the transaction may close with respect to just a portion of the properties currently subject to the agreement.

     As of June 30, 1999, the net carrying value of the properties held for divestiture, comprised of 25 retail centers and 16 industrial buildings, was $675,892. Certain of the properties included in these transactions are subject to indebtedness which totaled $150,520 as of June 30, 1999.

     The following summarizes the condensed results of operations of the properties held for divestiture for the six and three months ended June 30, 1998 and 1999:

                                                         PROPERTIES HELD FOR DIVESTITURE
                                             -------------------------------------------------------
                                               INDUSTRIAL           RETAIL               TOTAL
                                             ---------------   -----------------   -----------------
         SIX MONTHS ENDED JUNE 30,            1998     1999     1998      1999      1998      1999
         -------------------------           ------   ------   -------   -------   -------   -------
Income.....................................  $2,390   $2,311   $40,154   $43,230   $42,544   $45,541
Property operating expenses................     481      554    11,988    12,667    12,469    13,221
                                             ------   ------   -------   -------   -------   -------
  Net operating income.....................  $1,909   $1,757   $28,166   $30,563   $30,075   $32,320
                                             ======   ======   =======   =======   =======   =======

                                               INDUSTRIAL           RETAIL               TOTAL
                                             ---------------   -----------------   -----------------
        THREE MONTHS ENDED JUNE 30,           1998     1999     1998      1999      1998      1999
        ---------------------------          ------   ------   -------   -------   -------   -------
Income.....................................  $1,204   $1,223   $20,017   $21,691   $21,221   $22,914
Property operating expenses................     223      305     6,163     6,274     6,386     6,579
                                             ------   ------   -------   -------   -------   -------
  Net operating income.....................  $  981   $  918   $13,854   $15,417   $14,835   $16,335
                                             ======   ======   =======   =======   =======   =======

     In June 1999, the Company also divested itself of one industrial building located in Bolingbrook, Illinois, aggregating 0.3 million square feet. The building was divested at a gross price of $10,500.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

 5. DEBT

     As of December 31, 1998 and June 30, 1999, debt consisted of the following:

                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------    ----------
Secured debt, varying interest rates from 4.0% to 10.0% due
  May 2000 to April 2014....................................   $  718,979     $  750,623
Unsecured senior debt securities, weighted average Interest
  rate of 7.2%, due June 2008, June 2015 and June 2018......      400,000        400,000
Unsecured credit facility, variable interest at LIBOR plus
  90 to 120 basis points (6.6% at June 30, 1999, based on
  30-day LIBOR of 5.2%), due November 2000..................      234,000        255,000
                                                               ----------     ----------
  Subtotal..................................................    1,352,979      1,405,623
  Unamortized debt premiums.................................       15,217         12,964
                                                               ----------     ----------
    Total consolidated debt.................................   $1,368,196     $1,418,587
                                                               ==========     ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain Properties. As of June 30, 1999, the total gross investment value of those Properties secured by debt was $1,435,550. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $10,491 which bear interest at a variable rate. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. In the second quarter of 1999, as part of a property acquisition transaction, the Company assumed $13,724 of secured debt at a weighted average interest rate of 9.9%, maturing between October 2000 and January 2005.

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

     Capitalized interest related to construction projects for the six and three months ended June 30, 1998 and 1999 was $3,098, $5,457, $1,845 and $2,874,
respectively.

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of June 30, 1999 are as follows:

                                                             UNSECURED
                                                               SENIOR       UNSECURED
                                                 SECURED        DEBT         CREDIT
                                                   DEBT      SECURITIES     FACILITY        TOTAL
                                                 --------    ----------    -----------    ----------
1999 (six months)..............................  $  7,470     $     --      $     --      $    7,470
2000...........................................    44,861           --       255,000         299,861
2001...........................................    43,944           --            --          43,944
2002...........................................    62,612           --            --          62,612
2003...........................................   108,790           --            --         108,790
2004...........................................    92,557           --            --          92,577
2005...........................................    69,212      100,000            --         169,212
2006...........................................   145,874           --            --         145,874
2007...........................................    38,504           --            --          38,504
2008...........................................   127,742      175,000            --         302,742
Thereafter.....................................     9,057      125,000            --         134,057
                                                 --------     --------      --------      ----------
Subtotal.......................................  $750,623     $400,000      $255,000      $1,405,623
                                                 ========     ========      ========      ==========

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

 6. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURE

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties (some of which are Institutional Alliance Partners) in 18 joint ventures, through which 21 properties are held, that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest or (ii) the Company holds significant control over the entity through a 50% or greater ownership interest combined with the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     The following table distinguishes the minority interest ownership held by certain joint venture partners, Institutional Alliance Partners, the limited partners in the Operating Partnership, the Series B Preferred Unit holders' interest in the Operating Partnership, the Series C Preferred Unit holders' interest in an indirect subsidiary of the Company and the Series D Preferred Unit holders' interest in an indirect subsidiary of the Company, as of the quarter ended June 30, 1999 and for the six and three months ended June 30, 1999.

                                                                             MINORITY INTEREST SHARE
                                                                                  OF NET INCOME
                                                                          ------------------------------
                                                     MINORITY INTEREST     SIX MONTHS      THREE MONTHS
                                                      LIABILITY AS OF         ENDED            ENDED
                                                       JUNE 30, 1999      JUNE 30, 1999    JUNE 30, 1999
                                                     -----------------    -------------    -------------
Joint venture partners.............................      $ 17,780            $   910          $  554
Institutional Alliance Partners....................        56,023              1,800             741
Limited partners in the Operating Partnership......        89,900              3,521           2,183
Series B Preferred Units (liquidation preference of
  $65,000).........................................        62,320              2,804           1,402
Series C Preferred Units (liquidation preference of
  $110,000)........................................       105,866              4,812           2,406
Series D Preferred Units (liquidation preference of
  $79,767).........................................        77,773                859             859
                                                         --------            -------          ------
                                                         $409,662            $14,706          $8,145
                                                         ========            =======          ======

 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     The Company has a 56.1% non-controlling limited partnership interest in one unconsolidated equity investment joint venture which was purchased in June 1998. The joint venture owns 36 industrial buildings totaling approximately 4.0 million square feet in the Chicago market. For the six and three month periods ended June 30, 1999, the Company's share of net operating income was $3,992 and $2,014, respectively, and as of June 30, 1999, the Company's share of the unconsolidated joint venture debt was $19,472, which had a weighted average interest rate of 6.49%.

 8. STOCKHOLDERS' EQUITY

     On June 4, 1999, the Company and the Operating Partnership declared a quarterly cash distribution of $0.35 per share of common stock and LP Unit, for the quarter ending June 30, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of July 6, 1999. On June 4, 1999, the Company declared a cash dividend of $0.53125 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, for the three month period ending July 14, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of June 30, 1999.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

 9. INCOME PER SHARE

     The Company's only dilutive securities outstanding for the six and three months ended June 30, 1998 and 1999 were stock options granted under its stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 378,943 and 100,891 shares for the six months ended June 30, 1998 and 1999, respectively, and by 347,662 and 182,206 shares for the three months ended June 30, 1998 and 1999, respectively. Such dilution was computed using the treasury stock method.

10. SEGMENT INFORMATION

     The Company has two reportable segments: Industrial Properties and Retail Properties. The Industrial Properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings and are leased to tenants engaged in various types of businesses. The Retail Properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates performance based upon property net operating income and contribution to funds from operations ("FFO") from the combined properties in each segment. The Company's properties are managed separately because each segment requires different operating, pricing and leasing strategies. Significant information used by the Company for the reportable segments is as follows:

                              INDUSTRIAL PROPERTIES            RETAIL PROPERTIES               TOTAL PROPERTIES
                            -------------------------   --------------------------------   -------------------------
                            SIX MONTHS   THREE MONTHS      SIX MONTHS       THREE MONTHS   SIX MONTHS   THREE MONTHS
                              ENDED         ENDED             ENDED            ENDED         ENDED         ENDED
                            ----------   ------------   -----------------   ------------   ----------   ------------
RENTAL REVENUES:
    June 30, 1998.........   $106,583      $57,918           $52,420          $26,483       $159,003      $ 84,401
    June 30, 1999.........    164,760       87,161            56,427           26,369        221,187       113,530
PROPERTY NET OPERATING
  INCOME AND CONTRIBUTION
  TO FFO(1):
    June 30, 1998.........     79,849       43,793            36,650           18,356        116,499        62,149
    June 30, 1999.........    121,049       64,566            39,720           18,080        160,769        82,646

 INVESTMENT IN PROPERTIES    INDUSTRIAL PROPERTIES          RETAIL PROPERTIES             TOTAL PROPERTIES
 ------------------------    ---------------------          -----------------             ----------------
As of:
  December 31, 1998(2)....        $2,574,940                     $794,120                    $3,369,060
  June 30, 1999(3)........         2,926,321                       45,729                     2,972,050

---------------
(1) Property net operating income (NOI) and contribution to FFO are defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, including allocated asset management costs and excluding depreciation, amortization and interest expense.

(2) Excludes net properties held for divestiture of $21,434, $93,616 and $115,050 for Industrial, Retail and Total Properties, respectively.

(3) Excludes net properties held for divestiture of $38,326, $637,566 and $675,892 for Industrial, Retail and Total Properties, respectively.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

     The Company uses property net operating income and FFO as operating performance measures. The following two tables are reconciliations between total reportable segment revenue, property net operating income and FFO contribution to consolidated revenues, net income and FFO.

                                                              FOR THE SIX MONTHS    FOR THE THREE MONTHS
                                                                ENDED JUNE 30,         ENDED JUNE 30,
                                                              -------------------   ---------------------
                                                                1998       1999       1998        1999
                                                              --------   --------   ---------   ---------
REVENUES
Total rental revenues for reportable segments...............  $159,003   $221,187   $ 84,401    $113,530
Investment management and other income......................     1,796      3,762        613       1,847
                                                              --------   --------   --------    --------
Total consolidated revenues.................................  $160,799   $224,949   $ 85,014    $115,377
                                                              ========   ========   ========    ========
NET INCOME
Property net operating income and contribution to FFO for
  reportable segments.......................................  $116,499   $160,769   $ 62,149    $ 82,646
Equity in earnings of unconsolidated joint venture..........        --      2,328         --       1,177
Investment management and other income......................     1,796      1,434        613         670
Less:
  General and administrative................................    (5,862)    (8,350)    (3,144)     (4,278)
  Interest expense..........................................   (27,561)   (46,558)   (15,720)    (23,591)
  Depreciation and amortization.............................   (25,302)   (33,602)   (13,516)    (15,178)
  Minority interests........................................    (3,686)   (14,706)    (2,404)     (8,145)
                                                              --------   --------   --------    --------
Net income before gain from divestiture of real estate......  $ 55,884   $ 61,315   $ 27,978    $ 33,301
Gain from divestiture of real estate........................        --     11,525         --      11,525
Extraordinary items.........................................        --     (1,509)        --      (1,509)
                                                              --------   --------   --------    --------
Net income..................................................  $ 55,884   $ 71,331   $ 27,978    $ 43,317
                                                              ========   ========   ========    ========
FFO(1)
Net income..................................................  $ 55,884   $ 71,331   $ 27,978    $ 43,317
Minority interests' share of net income.....................     3,686     14,706      2,404       8,145
Gain from divestiture of real estate........................        --    (11,525)        --     (11,525)
Extraordinary items.........................................        --      1,509         --       1,509
Real estate depreciation and amortization:
  Total depreciation and amortization.......................    25,302     33,602     13,516      15,178
  Furniture, fixtures, and equipment depreciation...........      (215)      (364)      (111)       (250)
FFO attributable to minority interests(2):
  Institutional Alliance Partners...........................    (1,129)    (2,635)    (1,003)     (1,161)
  Other joint venture partners..............................      (959)    (1,109)      (510)       (558)
Adjustment to derive FFO in unconsolidated joint venture(3):
  Company's share of net income.............................        --     (2,328)        --      (1,177)
  Company's share of FFO....................................        --      3,316         --       1,671
Series A preferred stock dividends..........................        --     (4,250)        --      (2,125)
Series B, C & D preferred unit distributions................        --     (8,475)        --      (4,667)
                                                              --------   --------   --------    --------
FFO.........................................................  $ 82,569   $ 93,778   $ 42,274    $ 48,357
                                                              ========   ========   ========    ========

---------------
(1) FFO is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive the Company's pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with NAREIT White Paper on FFO, the Company includes the effects of straight-line rents in FFO. Further, the Company does not adjust FFO to eliminate the effects of non-recurring charges.

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

(3) Represents the Company's pro rata share of FFO in unconsolidated joint ventures for the periods presented, which has been computed as the Company's share of net income plus the Company's share of real estate-related depreciation and amortization of the unconsolidated joint venture for such periods.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS,
         EXCEPT PROPERTY STATISTICS, SHARE, PER SHARE AND UNIT AMOUNTS)

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

  General Uninsured Losses

     The Company carries comprehensive liability, fire, flood, environmental, extended coverage and rental loss insurance with policy specifications, limits and deductibles which the Company believes are adequate and appropriate under the circumstances given the relative risk of loss, the cost of such coverage and industry practice. There are, however, certain types of extraordinary losses that may be either uninsurable, or not economically insurable. Certain of the Properties are located in areas that are subject to earthquake activity; the Company has therefore obtained limited earthquake insurance. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows, from a Property.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of the consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, our failure to divest of properties we have contracted to sell or to timely reinvest proceeds from any such divestitures, risks and uncertainties affecting property development and construction (including, construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in Item 5 of this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

     Unless we indicate otherwise or unless the context requires otherwise, all references in this report to "AMB" and the "Company" mean AMB Property Corporation and all references to the "operating partnership" mean AMB Property, L.P. Unless we indicate otherwise or unless the context requires otherwise, all references in this report to "we," "us," or "our" mean AMB and its subsidiaries, including the operating partnership and its subsidiaries.

                                  THE COMPANY

     As of June 30, 1999, we owned and operated industrial buildings and retail centers totaling 67.6 million square feet located in 26 markets nationwide. As of June 30, 1999, we owned 677 industrial buildings, principally warehouse distribution buildings, aggregating 61.9 million rentable square feet, which were 95.8% leased, and 29 retail centers, principally grocer-anchored community shopping centers, aggregating 5.7 million rentable square feet, which were 94.2% leased. In addition, as of the same date we had an interest in an unconsolidated joint venture that owns 36 industrial buildings aggregating 4.0 million square feet and we operated properties aggregating 3.8 million, 0.4 million, and 0.1 million square feet of industrial, retail, and other properties, respectively, on behalf of investment management clients.

     On March 9, 1999, we signed three separate definitive agreements with BPP Retail, LLC, a co-investment entity between Burnham Pacific and the California Public Employees' Retirement System, pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of five of the properties is subject to the consent of our joint venture partners. One of our joint venture partners who holds an interest in three of the properties has indicated that it will not consent to the sale of these properties at this time. We have received consents from our joint venture partners for the sale of the other two properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560.4 million. We intend to dispose of these three properties or our interests in the joint ventures through which we hold the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, we have the right to extend the closing dates for a period of up to either 20 or 50 days. We have exercised this right with respect to the first and second transactions, which closed on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closings of the first and second transactions, BPP Retail acquired 21 retail shopping centers, totaling approximately 3.5 million square feet, for an aggregate price of approximately $453.2 million. We used the proceeds from the first and second transactions to repay secured debt related to the properties divested of approximately $55.5 million, to pay approximately $210.0 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. We currently expect the third transaction to close on or about December 1, 1999.

     In addition, we entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition. We currently intend to dispose of the six retail properties, either on an individual or portfolio basis, or our interests in the joint ventures through which we hold the properties.

     We intend to use the proceeds of approximately $107.2 million from the divestiture of the remaining four retail centers to BPP Retail in the third transaction to pay approximately $26.5 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes.

     In connection with the BPP Retail transactions, AMB has granted the California Public Employee's Retirement System an option to purchase up to 2,000,000 shares of AMB's common stock for an exercise price of $25.00 per share that the California Public Employees' Retirement system may exercise on or before March 31, 2000. AMB had registered the 2,000,000 shares of common stock issuable upon exercise of the option.

     Although the remaining transaction with BPP Retail has a discretionary due diligence period, it is subject to certain customary closing conditions, which are generally applied on a property-by-property basis. Burnham Pacific has announced that it has received and is reviewing a merger proposal. We do not believe that the remaining contractual obligations of BPP Retail with respect to the purchase of the retail centers will be affected by any resulting merger. BPP Retail has posted a deposit of $8.4 million on the remaining transaction. BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Although we believe that the remaining transaction with BPP Retail is probable, the transaction might not close as scheduled or close at all, and it is possible that the transaction may close with respect to just a portion of the properties currently subject to the agreement.

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the second quarter, we acquired $200.8 million in operating properties, consisting of 62 industrial buildings, aggregating 3.1 million square feet. We also completed two development projects, aggregating approximately 0.2 million square feet, during the quarter, with an aggregate total cost of $7.8 million. As of June 30, 1999, we had 14 industrial projects, aggregating approximately 3.7 million square feet, in our development pipeline, with an aggregate total estimated cost of $180.3 million upon completion, and two retail projects, aggregating approximately 0.3 million square feet, in our development pipeline, with an aggregate estimated cost of $46.1 million upon completion.

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

OPERATING ALLIANCES

     MANAGEMENT ALLIANCE PROGRAM: Our strategy for the Management Alliance Program is to develop close relationships with, and outsource property management to, local property managers that we believe to be among the best in their respective markets. Our alliances with local property managers increase our flexibility, reduce our overhead expenses and improve our customer service. In addition, these alliances provide us with local market information related to tenant activity and acquisition opportunities. During the quarter ended June 30, 1999, we acquired four industrial buildings, aggregating 0.4 million square feet, sourced through our Management Alliance Program.

     DEVELOPMENT ALLIANCE PROGRAM: Our strategy for our Development Alliance Program is to form alliances with development firms with a strong local presence and expertise. As of June 30, 1999, over 80% of our development projects were being developed by our Development Alliance Partners.

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

INVESTMENT ALLIANCES

     UPREIT ALLIANCE PROGRAM: Through our UPREIT Alliance Program, we issue limited partnership units in the operating partnership to certain property owners in exchange for properties, thus providing additional growth for our portfolio. During the quarter ended June 30, 1999, we acquired 51 industrial buildings, aggregating 1.7 million square feet, sourced through our UPREIT Alliance Program.

     INSTITUTIONAL ALLIANCE PROGRAM: Our strategy for our Institutional Alliance Program is to form alliances with institutional investors. Our alliances with institutional investors provide us with access to private capital, including during those times when the public markets are less attractive, as well as providing us with a source of incremental fee income and investment returns.

                             RESULTS OF OPERATIONS

     The analysis below shows changes in our results of operations for the six and three months ended June 30, 1999 and 1998 which includes changes attributable to acquisitions and development activity, and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 95.0% leased) for both the current and prior periods (the "same store properties"). For the comparison between the six and three month periods ended June 30, 1999 and 1998, the same store properties consist of properties aggregating 40.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties. Our future revenues and expenses may vary materially from their historical rates.

SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Rental revenues. Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $62.2 and $29.1 million, or 39% and 35%, for the six and three months ended June 30, 1999, to $221.2 and $113.5 million, respectively, as compared with the same periods in 1998. Approximately $4.8 and $2.8 million, or 8% and 10% of this increase, was attributable to same store properties, with the remaining $58.2 and $26.3 million attributable to properties acquired between January 1, 1998 and June 30, 1999. The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases and changes in occupancy and reimbursement of expenses, offset by a decrease in straight-line rents. During the quarter ended June 30, 1999, the same store properties increase in base rents (cash basis) was 16.6% on 1.0 million square feet leased.

     Other revenues. Other revenues, including equity in earnings of unconsolidated joint venture, investment management income, and interest income, totaled $3.8 and $1.8 million for the six and three months ended June 30, 1999, respectively, as compared to $1.8 and $0.6 million for the six and three months ended June 30, 1998, respectively. The $2.0 and $1.2 million increase in other revenues between the six and three months ended June 30, 1999 and June 30, 1998, respectively, was primarily attributable to the earnings from our equity investment in our unconsolidated joint venture which was purchased in June 1998.

     Property operating expenses and real estate taxes. Property operating expenses, including asset management costs and real estate taxes, increased by $17.9 and $8.6 million, or 42% and 39%, for the six and three months ended June 30, 1999, to $60.4 and $30.9 million, respectively, as compared with the same periods in 1998. Same store properties operating expenses increased by approximately $1.1 and $0.4 million for the six and three months ended June 30, 1999, respectively, while operating expenses attributable to properties acquired between January 1, 1998 through June 30, 1999 added $16.8 and $8.2 million. The change in same store properties operating expenses primarily relates to increases in same store properties real estate taxes of approximately $1.1 and $0.3 million for the six and three months ended June 30, 1999, respectively.

     General and administrative expenses. General and administrative expenses were $8.4 and $4.3 million for the six and three months ended June 30, 1999, respectively. The $2.5 and $1.1 million, or 42% and 36%, increases from the six and three months ended June 30, 1998 to June 30, 1999 are primarily attributable to additional staffing that resulted from the growth in our portfolio. The remainder of the increase is due to the change in our accounting policy for capitalizing internal acquisition costs. Effective during the second quarter of 1998, we changed our policy to expense all internal costs.

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

CAPITAL RESOURCES

     Property divestitures. On March 9, 1999, we signed three separate definitive agreements with BPP Retail, LLC pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of five of the properties is subject to the consent of our joint venture partners. One of our joint venture partners who holds an interest in three of the properties has indicated that it will not consent to the sale of these properties at this time. We have received consents from our joint venture partners for the sale of the other two properties. As a result, the sale price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560.4 million. We intend to dispose of these three properties or our interests in the joint ventures through which we hold the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, we have the right to extend the closing dates for a period of up to either 20 or 50 days. We have exercised this right with respect to the first and second transactions, which closed on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closings of the first and second transactions, BPP Retail acquired 21 retail shopping centers, totaling approximately 3.5 million square feet, for an aggregate price of approximately $453.2 million. We used the proceeds from the first and second transactions to repay secured debt related to the properties divested of approximately $55.5 million, to pay approximately $210.0 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. We currently expect the third transactions to close on or about December 1, 1999.

     In addition, we entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition. We currently intend to dispose of the six retail properties, either on an individual or portfolio basis, or our interests in the joint ventures through which we hold the properties.

     As of June 30, 1999, the net carrying value of the properties held for divestiture was $675.9 million. Certain of the properties included in these transactions are subject to indebtedness totaling $150.5 million as of June 30, 1999. We intend to use the proceeds of $519.7 million from these transactions to pay expenses incurred in connection with the divestitures, to repay the secured debt related to the properties divested, to partially pay down our unsecured credit facility, for potential acquisitions and for general corporate purposes.

     On June 10, 1999, we divested one industrial building located in Bolingbrook, Illinois, aggregating 0.3 million square feet. The building was disposed of at a gross price of $10.5 million. We used the net proceeds of $10.2 million to partially fund a property acquisition and for general corporate purposes.

     Credit facility. We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The credit facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the credit facility principally for acquisitions and for general working capital requirements. Borrowings under the credit facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending our debt rating at the time of the borrowings. As of June 30, 1999, the outstanding balance on the credit facility was $255.0 million, with a weighted average interest rate of 6.6% (based on 30-day LIBOR of 5.2%). Monthly debt service payments on the credit facility are interest only. The credit facility matures in November 2000. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At June 30, 1999, the remaining amount available under the credit facility was approximately $245.0 million.

     Debt and equity financing. On May 5, 1999, AMB Property II, L.P. issued and sold 1,595,337 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $3.875 per annum. The Series D Preferred Units are redeemable by AMB Property II, L.P. on or after May 5, 2004, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series D Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series D Preferred Stock. AMB Property II, L.P. used the net proceeds of approximately $77.8 million to make a loan to the operating partnership in the amount of approximately $20.1 million and to purchase an unconsolidated joint venture interest for a price of approximately

$57.7 million from the operating partnership. The loan bears interest at a rate of 7.0% per annum and is payable upon demand. The operating partnership used the funds to repay borrowings under the credit facility and for general corporate purposes.

     Market capitalization. As of June 30, 1999, the aggregate principal amount of this secured debt was $750.6 million, excluding unamortized debt premiums of $13.0 million. The secured debt bears interest at rates varying from 4.0% to 10.0% per annum (with a weighted average of 7.8%) and final maturity dates ranging from May 2000 to April 2014. We believe the carrying value of the debt approximates its fair value on June 30, 1999.

     As of June 30, 1999, our total outstanding debt was approximately $1.4 billion, including unamortized debt premiums of approximately $13.0 million. See
Note 5 to our Consolidated Financial Statements. The total amount of debt that we must repay during the remainder of 1999 is approximately $7.5 million, which represents scheduled principal amortization.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt.

     The tables below summarize our debt maturities and capitalization as of June 30, 1999 (in thousands, except share amounts and percentages).

                                      DEBT
--------------------------------------------------------------------------------

                                                                 UNSECURED
                                         INDUSTRIAL    RETAIL      SENIOR     UNSECURED
                                          SECURED     SECURED       DEBT       CREDIT
                                            DEBT        DEBT     SECURITIES   FACILITY      TOTAL
                                         ----------   --------   ----------   ---------   ----------
1999 (six months)......................   $  5,131    $  2,339    $     --    $     --    $    7,470
2000...................................     36,161       8,700          --     255,000       299,861
2001...................................     13,399      30,545          --          --        43,944
2002...................................     28,434      34,178          --          --        62,612
2003...................................     57,933      50,857          --          --       108,790
2004...................................     91,625         932          --          --        92,557
2005...................................     68,204       1,008     100,000          --       169,212
2006...................................    134,045      11,829          --          --       145,874
2007...................................     37,777         727          --          --        38,504
2008...................................    119,984       7,758     175,000          --       302,742
Thereafter.............................      7,131       1,926     125,000          --       134,057
                                          --------    --------    --------    --------    ----------
  Subtotal.............................    599,824     150,799     400,000     255,000     1,405,623
  Unamortized premiums.................      9,588       3,376          --          --        12,964
                                          --------    --------    --------    --------    ----------
          Total consolidated debt......    609,412     154,175     400,000     255,000     1,418,587
Our share of unconsolidated JV debt....     19,472          --          --          --        19,472
                                          --------    --------    --------    --------    ----------
          Total debt...................   $628,884    $154,175    $400,000    $255,000    $1,438,059
                                          ========    ========    ========    ========    ==========
JV partners' share of consolidated JV
  debt.................................                                                      (49,691)
                                                                                          ----------
     Our share of total debt...........                                                   $1,388,368
                                                                                          ----------
       Weighted average interest
          rate.........................        7.8%(1)      7.9%       7.2%        6.6%          7.4%
       Weighted average maturity (in
          years).......................        6.7(1)      4.2        11.4         1.4           6.8

---------------
(1) Does not include unconsolidated joint venture debt, which bears interest at 6.5% per annum and matures in 2007.

                                 MARKET EQUITY
--------------------------------------------------------------------------------

                                                          SHARES
                       SECURITY                         OUTSTANDING    MARKET PRICE    MARKET VALUE
                       --------                         -----------    ------------    ------------
Common stock..........................................  86,518,592        $23.50        $2,033,187
Common limited partnership units......................   4,578,942         23.50           107,605
                                                        ----------                      ----------
          Total.......................................  91,097,534                      $2,140,792
                                                        ==========                      ==========

                           PREFERRED STOCK AND UNITS
--------------------------------------------------------------------------------

                                                        DIVIDEND    LIQUIDATION     REDEMPTION
                       SECURITY                           RATE      PREFERENCE      PROVISIONS
                       --------                         --------    -----------    -------------
Series A preferred stock..............................    8.50%      $100,000          July 2003
Series B preferred units..............................    8.63%        65,000      November 2003
Series C preferred units..............................    8.75%       110,000      November 2003
Series D preferred units..............................    7.75%        79,767           May 2004
                                                                     --------
  Weighted Average/Total..............................    8.43%      $354,767
                                                                     --------

                             CAPITALIZATION RATIOS
--------------------------------------------------------------------------------

Total debt-to-total market capitalization...................  36.6%
Our share of total debt-to-total market capitalization......  35.7%
Total debt plus preferred-to-total market capitalization....  45.6%
Our share of total debt plus preferred-to-total market
  capitalization............................................  44.9%

     LIQUIDITY

     As of June 30, 1999, we had approximately $40.1 million in cash and cash equivalents and $245.0 million of additional available borrowings under the credit facility. We intend to use cash from operations, borrowings under the credit facility, other forms of secured and unsecured financing, proceeds from any future debt or equity offerings by AMB or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries), and proceeds from divestitures of properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     On June 4, 1999, we declared a quarterly cash distribution of $0.35 per share of common stock and the operating partnership declared a quarterly cash distribution of $0.35 per operating partnership unit, for the quarter ending June 30, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of July 6, 1999. On June 4, 1999, we declared a cash dividend of $0.53125 per share on our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.53125 per unit on its Series A Preferred Units, for the three month period ending July 14, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of June 30, 1999.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt and/or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

     CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of June 30, 1999, our development pipeline included 16 projects representing a total estimated investment of $226.4 million upon completion. Of this total, approximately $132.0 million had been funded as of June 30, 1999 and approximately $94.4 million is estimated to be required to complete projects currently under construction or for which we have committed to complete. We presently expect to fund these expenditures with cash from operations, borrowings under the credit facility, debt or equity issuances and net proceeds from property divestitures. Other than these capital items, we have no material capital commitments.

     During the period from April 1, 1999 to June 30, 1999, we invested $200.8 million in 62 industrial buildings, aggregating 3.1 million rentable square feet. We funded these acquisitions and initiated development projects through borrowings under the credit facility, cash, debt assumption, and the issuance of limited partnership units in the operating partnership.

                              YEAR 2000 COMPLIANCE

     Our state of readiness. We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary.

     We are currently conducting a company-wide test of our financial and non-financial systems to ensure that our systems will adequately handle the year 2000 issue. Our financial system is fully year 2000 compliant. We have conducted a survey of our property managers to determine if our non-financial systems (HVAC, security, lighting, and other building systems) at our properties are year 2000 compliant and to determine the state of readiness of our tenants regarding their year 2000 compliance. A majority of our property managers have responded to the survey and, based upon such responses, we believe that the non-financial systems with respect to those properties are year 2000 compliant. In addition, we are currently surveying our other third party vendors to determine if their systems are year 2000 compliant and to determine the state of readiness regarding their year 2000 compliance. The compliance efforts of our third-party vendors, including utility and telecommunication companies, are not within our control and any failure on the part of our third-party vendors to become year 2000 compliant could result in disruptions in our business operations and at our properties.

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

                             FUNDS FROM OPERATIONS

     We believe that FFO, as defined by NAREIT, is an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other REITs may not be comparable.

     The following table reflects the calculation of our FFO for six and three months ended June 30, 1998 and 1999 (dollars in thousands).

                                            FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                            -------------------------   ---------------------------
                                               1998          1999           1998           1999
                                            -----------   -----------   ------------   ------------
Income from operations before minority
  interests...............................  $    59,570   $    76,021   $    30,382    $    41,446
Real estate related depreciation and
  amortization:
  Total depreciation and amortization.....       25,302        33,602        13,516         15,178
  FF&E depreciation and ground lease
     amortization.........................         (215)         (364)         (111)          (250)
FFO attributable to minority
  interests(1)(2):
  Institutional Alliance Partners.........       (1,129)       (2,635)       (1,003)        (1,161)
  Other joint venture partners............         (959)       (1,109)         (510)          (558)
Adjustments to derive FFO in
  unconsolidated joint Venture(3):
  Our share of net income.................           --        (2,328)           --         (1,177)
  Our share of FFO........................           --         3,316            --          1,671
Series A preferred stock dividends........           --        (4,250)           --         (2,125)
Series B, C & D preferred unit
  distributions...........................           --        (8,475)           --         (4,667)
                                            -----------   -----------   -----------    -----------
FFO(1)....................................  $    82,569   $    93,778   $    42,274    $    48,357
                                            ===========   ===========   ===========    ===========
FFO per common share and unit:
  Basic...................................  $      0.93   $      1.03   $      0.47    $      0.53
                                            ===========   ===========   ===========    ===========
  Diluted.................................  $      0.92   $      1.03   $      0.47    $      0.53
                                            ===========   ===========   ===========    ===========
Weighted average common shares and units:
  Basic...................................   88,983,990    90,655,675    89,539,010     90,861,822
                                            ===========   ===========   ===========    ===========
  Diluted(4)..............................   89,362,932    90,756,567    89,886,673     91,044,028
                                            ===========   ===========   ===========    ===========

---------------
(1) FFO is defined as income from operations before minority interest, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests' pro rata share of the FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO. Further, we do not adjust FFO to eliminate the effects of non-recurring changes.

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

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for all of our industrial properties and retail properties as of and for the period ended June 30, 1999.

                                                              INDUSTRIAL       RETAIL         TOTAL
                                                              -----------    ----------    -----------
Square feet owned(1)........................................   61,901,637     5,652,580     67,554,217
Occupancy percentage........................................         95.8%         94.2%          95.6%
Lease expirations as percentage of total square feet (next
  12 months)................................................         15.5%          8.4%          14.9%
Weighted average lease term.................................      7 years      15 years        7 years
Tenant retention:
  Quarter...................................................         58.3%         88.4%          59.6%
  Trailing average (1/01/96 to 6/30/99).....................         72.4%         85.7%          73.1%
Rent increases on renewals and rollovers:
  Quarter...................................................         14.1%          6.5%          13.1%
  Trailing 12 months........................................         10.1%          7.4%           9.8%
Same store cash basis NOI growth(2):
  Quarter...................................................          5.1%          6.8%           5.5%
  Year-to-date..............................................          5.9%          4.8%           5.4%
Second generation tenant improvements and leasing
  commissions per sq. ft.:(3)
  Quarter:
    Renewals................................................  $      0.83    $     0.84    $      0.83
    Re-tenanted.............................................         2.57          1.27           2.57
                                                              -----------    ----------    -----------
        Weighted average....................................  $      1.82    $     0.94    $      1.81
                                                              ===========    ==========    ===========
  Year-to-date:
    Renewals................................................  $      1.43    $     1.43    $      1.43
    Re-tenanted.............................................         2.52          4.36           2.54
                                                              -----------    ----------    -----------
        Weighted average....................................  $      1.67    $     1.58    $      1.67
                                                              ===========    ==========    ===========
  Trailing average (1/01/96 to 6/30/99).....................  $      1.32    $     4.13    $      1.46
                                                              ===========    ==========    ===========

---------------
(1) In addition to owned square feet as of June 30, 1999, AMB Investment Management managed 3.8 million, 0.4 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively. We also have an investment in 4.0 million square feet of industrial properties through our investment in an unconsolidated joint venture.

(2) Consists of industrial buildings and retail centers aggregating 36.0 million and 4.4 million square feet, respectively, that have been owned by us prior to January 1, 1998, and excludes development properties prior to stabilization.

(3) Consists of all leases renewing or re-tenanting with lease terms greater than one year.

     The following summarizes key same store properties' operating statistics for our industrial properties and retail properties as of and for the period ending June 30, 1999.

                                                              INDUSTRIAL     RETAIL        TOTAL
                                                              ----------    ---------    ----------
Square feet in same store pool(1)...........................  36,025,231    4,411,219    40,436,450
Occupancy percentage:
  6/30/98...................................................        95.6%        97.4%         95.8%
  6/30/99...................................................        96.9%        96.4%         96.8%
Tenant retention:
  Quarter...................................................        67.2%        88.5%         68.5%
  Trailing 12 months........................................        66.2%        76.8%         66.7%
Rent increases on renewals and rollovers:
  Quarter...................................................        18.9%         6.5%         16.6%
  Trailing 12 months........................................         9.2%         7.4%          8.9%
Cash basis NOI growth % increase:
  Quarter:
    Revenues................................................         4.6%         4.8%          4.7%
    Expenses................................................         3.0%         0.5%          2.2%
    NOI.....................................................         5.1%         6.8%          5.5%
  Year-to-date:
    Revenues................................................         5.4%         4.1%          5.0%
    Expenses................................................         3.8%         2.3%          3.4%
    NOI.....................................................         5.9%         4.8%          5.4%

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of June 30, 1999, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 30, 1999, the operating partnership issued an aggregate of 390,633 limited partnership units with an aggregate value of approximately $9.4 million to two corporations and twelve individuals in partial consideration for the acquisition of properties. On May 21, 1999, the operating partnership issued 18,638 limited partnership units with a value of approximately $0.5 million to a limited liability company in partial consideration for the acquisition of properties. On May 26, 1999, the operating partnership issued 212,766 limited partnership units with a value of approximately $5.0 million to a limited liability company in partial consideration for the acquisition of properties. Holders of the limited partnership units may redeem part or all of their limited partnership units for cash, or at the election of AMB, exchange their limited partnership units for shares of AMB's common stock on a one-for-one basis.

     The issuance of limited partnership units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirement of the Securities Act pursuant to
Section 4(2) of the Securities Act and Rule 506 of Regulation D.

     On May 5, 1999, AMB Property II, L.P. issued and sold 1,595,337 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for a gross price of $79.8 million, to a limited liability company. The issuance and sale of the Series D Preferred Units constituted a private placement of securities which was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series D Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series D Preferred Stock. The Articles Supplementary establishing the rights and preferences of the holders of the Series D Preferred Stock were filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 7, 1999. The stockholders voted to (1) elect nine directors to the Company's Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified and (2) ratify and approve an amendment to the Company's First Amended and Restated 1997 Stock Option and Incentive Plan, increasing the number of shares authorized for issuance thereunder by 3,200,000 shares.

     The stockholders' votes with respect to the election of directors were as follows:

                                                               VOTES
                                         --------------------------------------------------
                                                       AGAINST OR      VOTES       BROKER
                                            FOR         WITHHELD     ABSTAINED    NON-VOTES
                                         ----------    ----------    ---------    ---------
Douglas D. Abbey.......................  61,574,242     125,676         --           --
Hamid R. Moghadam......................  61,574,242     125,676         --           --
T. Robert Burke........................  61,574,242     125,676         --           --
Daniel H. Case III.....................  61,574,242     125,676         --           --
Robert H. Edelstein, Ph.D. ............  61,574,242     125,676         --           --
Lynn M. Sedway.........................  61,574,242     125,676         --           --
Jeffrey L. Skelton, Ph.D. .............  61,574,242     125,676         --           --
Thomas W. Tusher.......................  61,574,242     125,676         --           --
Caryl B. Welborn, Esq. ................  61,574,242     125,676         --           --

     The stockholders' votes with respect to the ratification and approval of the increase in number of shares authorized for issuance under the Company's 1997 Stock Option and Incentive Plan were as follows:

                    VOTES
----------------------------------------------
            AGAINST OR     VOTES      BROKER
   FOR       WITHHELD    ABSTAINED   NON-VOTES
----------  ----------   ---------   ---------
52,936,753  8,621,421     141,744       --

ITEM 5. OTHER INFORMATION

                                 BUSINESS RISKS

     Our operations involve various risks that could have adverse consequences to us. Such risks include, among others:

GENERAL REAL ESTATE RISKS

     THERE ARE FACTORS OUTSIDE OF OUR CONTROL THAT AFFECT THE PERFORMANCE AND VALUE OF OUR PROPERTIES

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, AMB's ability to pay distributions to holders of its common stock could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial or retail space or a reduction in demand for industrial or retail space, the attractiveness of our properties to potential tenants, competition from other properties, our ability to provide adequate maintenance and insurance and an increase in operating costs. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels and the availability of financing. Our income would be adversely affected if a significant number of tenants were unable to pay rent or if we were unable to rent our industrial or retail space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

     WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 24.7% of the leased square footage of our properties as of June 30, 1999 will expire on or prior to December 31, 2000, with leases on 7.3% of the leased square footage of our properties as of June 30, 1999 expiring during the six months ending December 31, 1999. In addition, numerous properties compete with our properties in attracting tenants to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and AMB's ability to pay distributions on, and the market price of, its common stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

     REAL ESTATE INVESTMENTS ARE ILLIQUID

     Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The limitations in the Internal Revenue Code and related regulations on a real estate investment trust holding property for sale may affect our ability to sell properties without adversely affecting distributions to AMB's stockholders. The relative illiquidity of our holdings, Internal Revenue Code prohibitions and related regulations could impede our ability to respond to adverse changes in the performance of our investments and could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our properties located in California as of June 30, 1999 represented approximately 21.5% of the aggregate square footage of our properties as of June 30, 1999 and approximately 28.6% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at June 30, 1999, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for commercial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock. Certain of our properties are also subject to possible loss from seismic activity. On June 15, 1999 and August 4, 1999, we sold an aggregate of seven of our properties located in California to BPP Retail. In the event that the remaining transaction with BPP Retail, LLC is fully consummated, we will dispose of all but three of our retail centers located in California and, thereafter (based on property statistics as of June 30, 1999), 22.1% of our properties based on aggregate square footage and 29.3% of our properties based on annualized base rent will be located in California.

     OUR PROPERTIES ARE CURRENTLY CONCENTRATED IN THE INDUSTRIAL AND RETAIL SECTORS

     Our properties are currently concentrated predominantly in the industrial and retail commercial real estate sectors. However, in the event that the transactions with BPP Retail are fully consummated, our properties will be concentrated predominately in the industrial real estate sector. Our concentration in certain property types may expose us to the risk of economic downturns in these sectors to a greater extent than if our portfolio also included other property types. In the event that the transactions referred to above are consummated, our exposure to the risk of economic downturns in the industrial real estate sector will be greater. As a result of such concentration, economic downturns in these sectors could have an adverse effect on our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

     We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits which we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, AMB will generally be liable for all of the operating partnership's unsatisfied obligations other than non-recourse obligations. Any such liability could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of June 30, 1999, 181 industrial buildings aggregating 13.3 million rentable square feet (representing 21.9% of our properties based on aggregate square footage and 28.1% based on annualized base rent) and six retail centers aggregating 1.3 million rentable square feet (representing 22.2% of our properties based on aggregate square footage and 30.7% based on annualized base rent) are located. In the event that the remaining transaction with BPP Retail is fully consummated, we will dispose of all but three of our retail centers located in California and, thereafter (based on property statistics as of June 30, 1999), 22.1% of our properties based on aggregate square footage and 29.3% of our properties based on annualized base rent will be located in California. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles which we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, Inc., with a single aggregate policy limit and deductible applicable to those properties and our properties. The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management, Inc. See "-- AMB Investment Management, Inc. and Headlands Realty Corporation." Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

    WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of June 30, 1999, we had ownership interests in 18 joint ventures, limited liability companies or partnerships with third parties, as well as an interest in one unconsolidated entity. As of June 30, 1999, we owned 21 of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management, Inc. and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

     - our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining AMB's qualification as a real estate investment trust; and

     - agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer's, member's or partner's interest or "buy-sell" or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

     We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could have an adverse effect on our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

     We intend to continue to acquire industrial and, to a lesser extent, certain value-added retail properties. Acquisitions of industrial and retail properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our credit facility, proceeds from equity or debt offerings by AMB or the operating partnership (including issuances of limited partnership units), and proceeds from the transactions with BPP Retail, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from the transactions with BPP Retail could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

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

     These risks could have an adverse effect on our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

DEBT FINANCING

     WE COULD INCUR MORE DEBT

     We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of AMB's capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of AMB's common stock or other outstanding classes of capital stock, and future issuance of shares of AMB's capital stock. In spite of this policy, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, AMB's board of directors could alter or eliminate this policy and would do so, for example, if it were necessary for AMB to continue to qualify as a real estate investment trust. If we change this policy, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to make distributions to AMB's stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

     As of June 30, 1999, we had total debt outstanding of approximately $1.4 billion including:

     - approximately $783.1 million of secured indebtedness (not including unamortized debt premiums) with an average maturity of seven years and a weighted average interest rate of 7.8%;

     - approximately $255.0 million outstanding under our unsecured $500 million credit facility with a maturity date of November 2000 and a weighted average interest rate of 6.6%; and

     - $400.0 million aggregate principal amount of unsecured senior debt securities with maturities in June 2008, 2015 and 2018 and a weighted average interest rate of 7.18%.

     With the proceeds from the first and second transactions with BPP Retail, we repaid approximately $55.5 million of secured indebtedness relating to the properties divested and made payments under our unsecured credit facility in the amount of approximately $210.0 million. We currently intend to use the proceeds from the third transaction with BPP Retail to repay approximately $26.5 million of amounts outstanding under our secured credit facility.

     AMB is a guarantor of the operating partnership's obligations with respect to the senior debt securities referenced above. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions to AMB's stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of June 30, 1999, we had $255.0 million outstanding under our credit facility. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order to qualify as a real estate investment trust under the Internal Revenue Code, AMB is required each year to distribute to its stockholders at least 95% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain). Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of AMB's capital stock. Additional debt financing may substantially increase our leverage.

     WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of June 30, 1999, we had 16 non-recourse secured loans which are cross-collateralized by 18 properties. As of June 30, 1999, we had $216.3 million (not including unamortized debt premium) outstanding on these loans. With the proceeds from the second transaction with BPP Retail, we repaid two loans aggregating approximately $23.7 million, which were secured by two properties. If we default on any of these loans, we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt which is in default, which could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

     CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our predecessors have been in existence for varying lengths of time up to 15 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore are not disclosed in this report. We assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership's limited partnership units and/or shares of AMB's common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against our predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following:

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

     Certain tenants may claim that the formation transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material. See "-- Government Regulations --

We Could Encounter Costly Environmental Problems" below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties or entities could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

FAILURE TO CONSUMMATE THE REMAINING TRANSACTION WITH BPP RETAIL

     On March 9, 1999, the operating partnership signed three separate definitive agreements with BPP Retail, pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of five of the properties is subject to the consent of our joint venture partners. One of our joint venture partners who holds an interest in three of the properties has indicated that it will not consent to the sale of these properties at this time. We have received consents from our joint venture partners for the sale of the other two properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, is approximately $560.4 million. We intend to dispose of these three properties or our interests in the joint ventures through which we hold the properties.

     Pursuant to the agreements, BPP Retail will acquire the 25 centers in separate transactions. Under the agreements, the operating partnership has the right to extend the closing dates for a period of up to either 20 or 50 days. The operating partnership has exercised this right with respect to the first and second transactions, which occurred on June 15, 1999 and August 4, 1999, respectively. Pursuant to the closings of the first and second transactions, BPP Retail acquired 21 retail shopping centers, totaling approximately 3.5 million square feet, for an aggregate price of approximately $453.2 million. We used the proceeds from the first and second transactions to repay secured debt related to the properties divested of approximately $55.5 million, to pay approximately $210.0 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. We currently expect the third transaction to close on or about December 1, 1999.

     In addition, the operating partnership entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition. We currently intend to dispose of these six properties, either on an individual or portfolio basis, or our interests in the joint ventures through which we hold the properties.

     We intend to use the proceeds of approximately $107.2 million from the divestiture of the remaining four retail centers to BPP Retail in the third transaction to pay approximately $26.5 million in partial repayment of amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes.

     Although the remaining transaction with BPP Retail has a discretionary due diligence period, it is subject to certain customary closing conditions, which are generally applied on a property-by-property basis. Burnham Pacific has announced that it has received and is reviewing a merger proposal. We do not believe that the contractual obligations of BPP Retail with respect to the purchase of the retail centers will be affected by any resulting merger. BPP Retail has posted a deposit of $8.4 million on the remaining transaction. BPP Retail's liability in the event of its default under a definitive agreement is limited to its deposit. Although we believe that the remaining transaction with BPP Retail is probable, it might not close as scheduled or close at all, and it is possible that the transaction may close with respect to just a portion of the properties currently subject to the agreement. In the event that the remaining transaction fails to close, or its closing is significantly delayed, net proceeds from divestitures of properties will not be available to the same extent to fund our acquisitions and developments. Any failure or delay in such closing may also make us unable to repay certain of our indebtedness with the net proceeds as we currently intend and could require us to borrow additional funds or seek other forms of financing.

CONFLICTS OF INTEREST

     SOME OF OUR EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS

     Some of our executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers which own property that we believe is not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following AMB's initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial or retail properties other than those currently under development at the time of AMB's initial public offering. AMB Institutional Housing Partners, AMB Development, Inc. and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of our executive officers and directors could divert management's attention from our day-to-day operations. Most of our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

     We could also, in the future, subject to the unanimous approval of the disinterested members of the board of directors with respect to such transaction, acquire property from executive officers, enter into leases with executive officers, and/or engage in other related activities in which the interests pursued by the executive officers may not be in the best interests of AMB's stockholders.

    CERTAIN OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL

     As of May 31, 1999, AMB Development, L.P. owns interests in 11 retail development projects in the U.S., 10 of which consist of a single free-standing Walgreens drugstore and one of which consists of a free-standing Walgreens drugstore, a ground lease to McDonald's and a 14,000 square foot retail center. In addition, Messrs. Abbey, Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships which own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $75,000, in a limited partnership which owns an office building located in Oakland, California.

     In addition, several of our executive officers individually own:

     - less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

     - certain interests in and rights to developed and undeveloped real property located outside the United States;

     - certain passive interests, that we do not believe are material, in real estate businesses in which such persons were previously employed; and

     - certain other de minimis holdings in equity securities of real estate companies.

     Thomas W. Tusher, a member of AMB's board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued as of May 31, 1999 at approximately $1.2 million. Messrs. Abbey, Moghadam and Burke each have an approximately 26.7% interest in the partnership, each valued as of May 31, 1999 at approximately $1.6 million.

     We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement by our executive officers and directors in these properties could divert management's attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from our executive officers or their affiliates without the approval of the disinterested members of AMB's board of directors with respect to that transaction.

    AMB'S ROLE AS GENERAL PARTNER OF THE OPERATING PARTNERSHIP MAY CONFLICT WITH THE INTERESTS OF STOCKHOLDERS

     As the general partner of the operating partnership, AMB has fiduciary obligations to the operating partnership's limited partners, the discharge of which may conflict with the interests of AMB's stockholders. In addition, those persons holding limited partnership units will have the right to vote as a class on certain amendments to the partnership agreement of the operating partnership and individually to approve certain amendments that would adversely affect their rights. The limited partners may exercise these voting rights in a manner that conflicts with the interests of AMB's stockholders. In addition, under the terms of the operating partnership's partnership agreement, holders of limited partnership units will have certain approval rights with respect to certain transactions that affect all stockholders but which they may not exercise in a manner which reflects the interests of all stockholders.

    AMB'S DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS

     As of July 21, 1999, AMB's three largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), Southern Company Services, Inc. and Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor) beneficially owned approximately 21.4% of AMB's outstanding common stock. In addition, our executive officers and directors beneficially owned approximately 5.5% of AMB's outstanding common stock as of August 1, 1999, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of AMB's stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

     WE COULD SUFFER LOSSES IF WE FAIL TO ENFORCE THE TERMS OF CERTAIN
AGREEMENTS

     As holders of shares of AMB's common stock and, potentially, performance units, certain of AMB's directors and officers could have a conflict of interest with respect to their obligations as directors and officers to vigorously enforce the terms of certain of the agreements relating to our formation transactions. The potential failure to enforce the material terms of those agreements could result in a monetary loss to us, which loss could have a material adverse effect on our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

OWNERSHIP OF COMMON STOCK

     LIMITATIONS IN AMB'S CHARTER AND BYLAWS COULD PREVENT A CHANGE IN CONTROL

     Certain provisions of AMB's charter and bylaws may delay, defer or prevent a change in control or other transaction that could provide the holders of AMB's common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain AMB's qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of AMB's outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, after the first taxable year for which a real estate investment trust election is made, AMB's common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year (or a proportionate part of a short tax year). In addition, if AMB, or an owner of 10% or more of AMB's stock, actually or constructively owns 10% or more of one of AMB's tenants (or a tenant of any partnership in which AMB is a partner), the rent received by AMB (either directly or through any such partnership) from that tenant will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To facilitate maintenance of AMB's qualification as a real estate investment trust for federal income tax purposes, AMB will prohibit the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of AMB's common stock and more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of AMB's Series A Preferred Stock, and AMB will also prohibit the ownership, actually or constructively, of any shares of AMB's Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock by any single person so that no such person, taking into account all of AMB's stock so owned by such person, may own in excess of 9.8% of AMB's issued and outstanding capital stock. We refer to this limitation as the "ownership limit." Shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. Any person who acquires shares in violation of the ownership limit will not be entitled to any distributions on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect AMB's stockholders' ability to realize a premium over the then-prevailing market price for the shares of AMB's common stock in connection with such transaction. The board of directors has waived the ownership limit applicable to AMB's common stock with respect to Ameritech Pension Trust, allowing it to own up to 14.9% of AMB's common stock and, under some circumstances, allowing it to own up to 19.6%. However, AMB conditioned this waiver upon the receipt of undertakings and representations from Ameritech Pension Trust which AMB believed were reasonably necessary in order to conclude that the waiver would not cause AMB to fail to qualify as a real estate investment trust.

     AMB's charter authorizes AMB to issue additional shares of common stock and Series A Preferred Stock and to issue Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and one or more other series or classes of preferred stock and to establish the preferences, rights and other terms of any series or class of preferred stock that AMB issues. Although AMB's board of directors has no intention to do so at the present time, it could establish a series or class of preferred stock that could delay, defer or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interests of AMB's stockholders.

     AMB's charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction, including a change in control, that might involve payment of a premium price for the common stock or otherwise be in the best interests of AMB's stockholders. Those provisions include the following:

     - the provision in the charter that directors may be removed only for cause and only upon a two-thirds vote of stockholders, together with bylaw provisions authorizing the board of directors to fill vacant directorships;

     - the provision in the charter requiring a two-thirds vote of stockholders for any amendment of the charter;

     - the requirement in the bylaws that the request of the holders of 50% or more of AMB's common stock is necessary for stockholders to call a special meeting;

     - the requirement of Maryland law that stockholders may only take action by written consent with the unanimous approval of all stockholders entitled to vote on the matter in question; and

     - the requirement in the bylaws of advance notice by stockholders for the nomination of directors or proposal of business to be considered at a meeting of stockholders.

     These provisions may impede various actions by stockholders without approval of AMB's board of directors, which in turn may delay, defer or prevent a transaction involving a change of control.

     WE COULD CHANGE OUR INVESTMENT AND FINANCING POLICIES WITHOUT A VOTE OF STOCKHOLDERS

     Subject to our fundamental investment policy to maintain AMB's qualification as a real estate investment trust (unless a change is approved by AMB's board of directors under certain circumstances), AMB's board of directors will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution and operating policies. Although the board of directors has no present intention to revise or amend these strategies and policies, the board of directors may do so at any time without a vote of stockholders. Accordingly, stockholders will have no control over changes in our strategies and policies (other than through the election of directors), and any such changes may not serve the interests of all stockholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to stockholders.

     IF WE ISSUE ADDITIONAL SECURITIES, THE INVESTMENT OF EXISTING STOCKHOLDERS WILL BE DILUTED

     We have authority to issue shares of common stock or other equity or debt securities in exchange for property or otherwise. Similarly, we may cause the operating partnership to issue additional limited partnership units in exchange for property or otherwise. Existing stockholders will have no preemptive right to acquire any additional securities issued by us or the operating partnership and any issuance of additional equity securities could result in dilution of an existing stockholder's investment.

    THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF AMB'S COMMON STOCK

     We cannot predict the effect, if any, that future sales of shares of AMB's common stock, or the availability of shares of AMB's common stock for future sale, will have on its market price. Sales of a substantial number of shares of AMB's common stock in the public market (or upon exchange of limited partnership units in the operating partnership) or the perception that such sales (or exchanges) might occur could adversely affect the market price of AMB's common stock.

     All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. On November 26, 1998, 74,710,153 shares of common stock issued in our formation transactions became eligible for sale pursuant to Rule 144, subject to the volume limitations and other conditions imposed by Rule 144. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at AMB's option, exchange the common limited partnership units for an equal number of shares of common stock of AMB, subject to certain antidilution adjustments. The operating partnership has issued and outstanding 4,568,942 common limited partnership units to date. As of June 30, 1999, AMB has reserved 8,785,030 shares of common stock for issuance under its Stock Option and Incentive Plan (not including shares that AMB has already issued) and, as of June 30, 1999, has granted to certain directors, officers and employees options to purchase 4,572,990 shares of common stock (not including forfeitures and 16,250 shares that AMB has issued pursuant to the exercise of options). To date, AMB has granted 148,720 restricted shares of common stock, 932 of which have been forfeited. In addition, AMB may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of any performance units, AMB has agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. AMB has also filed a registration statement with respect to the shares of common stock issuable under its Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. AMB may also agree to provide registration rights to any other person who may become an owner of the operating partnership's limited partnership units.

     Future sales of the shares of common stock described above could adversely affect the market price of AMB's common stock. The existence of the operating partnership's limited partnership units, options and shares of common stock reserved for issuance upon exchange of limited partnership units, and the exercise of options and registration rights referred to above, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

     VARIOUS MARKET CONDITIONS AFFECT THE PRICE OF AMB'S COMMON STOCK

     As with other publicly-traded equity securities, the market price of AMB's common stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of AMB's common stock are the following:

     - the extent of investor interest in us;

     - the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

     - our financial performance; and

     - general stock and bond market conditions, including changes in interest rates on fixed income securities which may lead prospective purchasers of AMB's common stock to demand a higher annual yield from future distributions. Such an increase in the required yield from distributions may adversely affect the market price of AMB's common stock.

     Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of AMB's common stock.

     EARNINGS AND CASH DISTRIBUTIONS, ASSET VALUE AND MARKET INTEREST RATES AFFECT THE PRICE OF AMB'S COMMON STOCK

     The market value of the equity securities of a real estate investment trust generally is based primarily upon the market's perception of the real estate investment trust's growth potential and its current and potential future earnings and cash distributions, and is based secondarily upon the real estate market value of the underlying assets. For that reason, shares of AMB's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent AMB retains operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of AMB's common stock. AMB's failure to meet the market's expectation with regard to future earnings and cash distributions likely would adversely affect the market price of AMB's common stock. Another factor that may influence the price of AMB's common stock will be the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates. An increase in market interest rates might lead prospective purchasers of AMB's common stock to expect a higher distribution yield, which would adversely affect the market price of the common stock. If the market price of AMB's common stock declines significantly, we might breach certain covenants with respect to debt obligations, which might adversely affect our liquidity and ability to make future acquisitions and AMB's ability to pay distributions to its stockholders.

     WE COULD INVEST IN REAL ESTATE MORTGAGES

     We may invest in mortgages, and may do so as a strategy for ultimately acquiring the underlying property. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds to acquire these mortgages. In any of these events, our FFO and AMB's ability to make distributions on, and the market price of, its common stock could be adversely affected. FFO means income (loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization, excluding depreciation of furniture, fixtures and equipment less funds from operations attributable to minority interests in consolidated joint ventures which are not convertible into shares of common stock.

GOVERNMENT REGULATIONS

     Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT

     Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act might require us to remove structural barriers to handicapped access in certain public areas where such removal is "readily achievable." If we fail to comply with the Americans with Disabilities Act, we might be required to pay fines to the government or damages to private litigants. The impact of application of the Americans with Disabilities Act to our properties, including the extent and timing of required renovations, is uncertain. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, our cash flow and the amounts available for distributions to AMB's stockholders may be adversely affected.

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

     Some of our properties are leased or have been leased, in part, to owners and operators of dry cleaners that operate on-site dry cleaning plants, to owners and operators of gas stations or to owners or operators of other businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. In connection with certain of the properties under contract for disposition to BPP Retail, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties following the applicable closing dates of the transactions.

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

     None of the environmental assessments of our properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, and we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our properties may be affected by tenants, by the condition of land, by operations in the vicinity of the properties (such as releases from underground storage tanks), or by third parties unrelated to us. If the costs of compliance with environmental laws and regulations now existing or adopted in the future exceed our budgets for these items, our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock could be adversely affected.

     OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY WITH OTHER REGULATIONS

     Our properties are also subject to various federal, state and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could have an adverse effect on our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock.

FEDERAL INCOME TAX RISKS

     AMB'S FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO STOCKHOLDERS

     AMB intends to operate so as to qualify as a real estate investment trust under the Internal Revenue Code. AMB believes that it has been organized and has operated in a manner which would allow it to qualify as a real estate investment trust under the Internal Revenue Code beginning with its taxable year ended December 31, 1997. However, it is possible that AMB has been organized or has operated in a manner which would not allow it to qualify as a real estate investment trust, or that AMB's future operations could cause it to fail to qualify. Qualification as a real estate investment trust requires AMB to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within AMB's control. For example, in order to qualify as a real estate investment trust, at least 95% of AMB's gross income in any year must be derived from qualifying sources, AMB must pay dividends to stockholders aggregating annually at least 95% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and AMB must satisfy specified asset tests on a quarterly basis. These provisions and the applicable treasury regulations are more complicated in our case because AMB holds its assets in partnership form. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, AMB is not aware of any pending tax legislation that would adversely affect its ability to operate as a real estate investment trust.

     If AMB fails to qualify as a real estate investment trust in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless AMB is entitled to relief under certain statutory provisions, it would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which it lost qualification. If AMB loses its real estate investment trust status, its net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, AMB would no longer be required to make distributions to stockholders.

     AMB PAYS SOME TAXES

     Even if AMB qualifies as a real estate investment trust, it will be subject to certain federal, state and local taxes on its income and property. In addition, the net taxable income, if any, from the activities conducted through AMB Investment Management, Inc. and Headlands Realty Corporation (which we discuss below under "-- AMB Investment Management, Inc. and Headlands Realty Corporation") will be subject to federal and state income tax.

     CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that are held as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction that is subject to a 100% penalty tax. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to AMB being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction and the Internal Revenue Service may contend that certain transfers or disposals of properties by us (including possibly some or all of the properties that are subject to the agreements with BPP Retail) are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, any adverse finding by the Internal Revenue Service that a transfer or disposition of property constituted a prohibited transaction would subject AMB to a 100% penalty tax on any gain allocable to AMB from the prohibited transaction. In addition, any income from a prohibited transaction may adversely affect

AMB's ability to satisfy the income tests for qualifications as a real estate investment trust for federal income tax purposes.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

     We depend on the efforts of AMB's executive officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock. We do not have employment agreements with any of our executive officers.

WE MAY BE UNABLE TO MANAGE OUR GROWTH

     Our business has grown rapidly and continues to grow through property acquisitions. If we fail to effectively manage our growth, our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock could be adversely affected.

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     WE DO NOT CONTROL THE ACTIVITIES OF AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Certain of AMB's current and former executive officers and an officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Certain of AMB's executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing AMB to maintain its status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management, Inc. and Headlands Realty Corporation through the operating partnership's right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by the operating partnership. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of AMB's stockholders or that may adversely impact our financial condition, results of operations and cash flow and AMB's ability to pay distributions on, and the market price of, its common stock. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation are subject to tax on their income, reducing their cash available for distribution to the operating partnership.

     AMB INVESTMENT MANAGEMENT, INC. MAY NOT BE ABLE TO GENERATE SUFFICIENT FEES

     Fees earned by AMB Investment Management, Inc. depend on various factors affecting the ability to attract and retain investment management clients and the overall returns achieved on managed assets. These factors are beyond our control. AMB Investment Management, Inc.'s failure to attract investment management clients or achieve sufficient overall returns on managed assets could reduce its ability to make distributions on the stock owned by the operating partnership and could also limit co-investment opportunities to the operating partnership. This would limit the operating partnership's ability to generate rental revenues from such co-investments and use the co-investment program as a source to finance property acquisitions and leverage acquisition opportunities.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999.
10.2      Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999.
10.3      Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which is currently scheduled to close on or
          about December 1, 1999.
10.4      Dividend Reinvestment and Direct Purchase Plan, dated July
          9, 1999.
10.5      Second Amended and Restated 1997 Stock Option and Incentive
          Plan.
27.1      Financial Data Schedule -- AMB Property Corporation.

(b) Reports on Form 8-K:

     - AMB filed a Current Report on Form 8-K on April 8, 1999, which contained pro forma financial statements as of and at December 31, 1998, relating to the transactions with BPP Retail, LLC and Burnham Pacific Properties.

     - AMB filed Amendment No. 1 to Current Report on Form 8-K on June 9, 1999, which contained information relating to the transactions with BPP Retail, LLC and Burnham Pacific Properties and pro forma financial statements as of and at March 31, 1999, relating to the transactions with BPP Retail, LLC and Burnham Pacific Properties.

     - AMB filed a Current Report on Form 8-K on June 15, 1999, regarding the closing of the first transaction with BPP Retail, LLC.

     - AMB filed a Current Report on Form 8-K on July 1, 1999, regarding the termination of the transaction with Burnham Pacific Properties and containing updated pro forma financial statements as of and at March 31, 1999, relating to the transactions with BPP Retail, LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMB PROPERTY CORPORATION
                                          Registrant

Date: August 13, 1999                     By:      /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                   Senior Vice President
                                                (Duly Authorized Officer and
                                             Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999.
 10.2     Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999.
 10.3     Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which is currently scheduled to close on or
          about December 1, 1999.
 10.4     Dividend Reinvestment and Direct Purchase Plan, dated July
          9, 1999.
 10.5     Second Amended and Restated 1997 Stock Option and Incentive
          Plan.
 27.1     Financial Data Schedule -- AMB Property Corporation.