Form 10-K
period 1999-12-31
AMB PROPERTY CORP
filed 2000-03-22
CIK 1045609

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
         8 1/2% SERIES A CUMULATIVE               (NAME OF EXCHANGE ON WHICH REGISTERED)
         REDEEMABLE PREFERRED STOCK
              (TITLE OF CLASS)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common shares held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 1, 2000 was approximately $1,621,684,040.

     As of March 1, 2000, there were 85,288,716 shares of the Registrant's Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AMB Property Corporation, a Maryland corporation, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and air cargo airports, key interstate highways and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey, the San Francisco Bay Area and Southern California. Within each of our markets, we focus our investments in in-fill submarkets. In-fill submarkets are characterized by supply constraints on the availability of land for competing projects. High Throughput Distribution facilities are designed to serve the high-speed, high-volume freight handling needs of today's supply chain, as opposed to functioning as long-term storage facilities. We believe that the rapid growth of the air-freight business, the outsourcing of supply chain management to third party logistics companies and e-commerce are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. We intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

     As of December 31, 1999, we owned and operated 724 industrial buildings and 9 community shopping centers, totaling approximately 66.8 million rentable square feet, located in 24 markets nationwide. As of December 31, 1999, these properties were 95.9% leased. As of December 31, 1999, through our subsidiary, AMB Investment Management, we also managed 46 industrial properties and retail centers, aggregating approximately 4.6 million rentable square feet, which were 97.4% leased, on behalf of various institutional investors. In addition, we have invested in 36 industrial buildings, totaling approximately 4.0 million rentable square feet, through an unconsolidated joint venture.

     During 1999, we initiated a plan to dispose of substantially all of our retail centers. In three separate transactions with BPP Retail, LLC, a co-investment entity between Burnham Pacific and the California Public Employees' Retirement System, we disposed of a total of 25 retail centers, aggregating approximately 4.3 million rentable square feet, for an aggregate price of $560.3 million. We also disposed of an additional five retail centers, totaling approximately 1.1 million rentable square feet, during 1999. As of December 31, 1999, we had four additional retail centers, aggregating approximately 1.2 million rentable square feet, which were held for divestiture.

     In addition, during 1999, we disposed of 15 industrial buildings, aggregating approximately 1.2 million rentable square feet, for an aggregate price of approximately $39.6 million. As of December 31, 1999, we had four industrial buildings, aggregating approximately 0.3 million rentable square feet, which were held for divestiture. Over the next few years, we currently intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

     During 1999, as part of our Institutional Alliance Program, we formed AMB Institutional Alliance Fund I, L.P., a multi-investor fund including 14 pension funds, foundations and endowments that co-invested with us. As of December 31, 1999, the Alliance Fund I had a total equity commitment from third party investors totaling $150 million, which, when combined with debt financings and our investment, creates a total committed capitalization of approximately $375 million. The Alliance Fund I's investment objectives parallel our strategy of acquiring and developing industrial distribution facilities in major U.S. cities near airports, ports and key interstate highways. We also formed AIG AMB Greenfield Investment Alliance, L.L.C., a joint venture with AIG Global Real Estate Investment Corp. Each of AMB and AIG Global Real Estate Investment Corp. committed $50 million to the Greenfield Alliance to acquire and develop environmentally impaired properties in major U.S. markets, with particular emphasis on acquiring undervalued industrial properties with environmental issues located near major airports, ports and intermodal locations.

     Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target industrial markets nationwide. We refer to AMB Property, L.P. as the operating partnership. As of December 31, 1999, we owned an approximate 95.0% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

     We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our administrative and management functions, rather than our relying on an outside manager for these services. The principal executive office of AMB Property Corporation and the operating partnership is located at 505 Montgomery Street, San Francisco, California 94111, and our telephone number is
(415) 394-9000. We also maintain a regional office in Boston, Massachusetts. As of December 31, 1999, we employed 145 individuals, 109 at our San Francisco headquarters and 36 in our Boston office.

     Unless the context otherwise requires, the terms "we," "us," "our" and "AMB" refer to AMB Property Corporation, the operating partnership and the other controlled subsidiaries and the references to AMB Property Corporation include the operating partnership and the other controlled subsidiaries. The following marks are our registered trademarks: AMB(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); Institutional Alliance Partners(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance Partners(R); and UPREIT Alliance Program(R). The following are our unregistered trademarks: Broker Alliance Partners(TM); Broker Alliance Program(TM); Customer Alliance Partners(TM); eSpace(TM); HTD(TM); High Throughput Distribution(TM); Institutional Alliance Program(TM); iSpace(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

                              OPERATING STRATEGIES

     We are a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting and market research. We have long-standing relationships with many real estate management and development firms across the country through our Strategic Alliance Programs, which provide local property management, leasing and development services to us on a fee basis or in development partnerships. We believe that real estate is fundamentally a local business and that the most effective way for a national company such as us to operate is by forging alliances with the best available partners in each of our markets.

STRATEGIC ALLIANCE PROGRAMS

     Our Strategic Alliance Programs are designed to build value by creating mutually beneficial relationships. We believe that our strategy of forming strategic alliances with local and regional real estate experts improves our operating efficiency and flexibility, strengthens customer satisfaction and retention and provides us with growth opportunities. Additionally, our strategic alliances with institutional investors enhance our access to private capital and our ability to finance transactions.

     Our six Strategic Alliance Programs can be grouped into two categories:

     - Operating Alliances, which allow us to form relationships with local or regional real estate experts, thereby becoming their ally rather than their competitor; and

     - Investment Alliances, which allow us to establish relationships with a variety of capital sources.

OPERATING ALLIANCES

     Broker Alliance Program: Through our Broker Alliance Program, we work closely with top local leasing companies in each of our markets, which brokers provide us with access to high quality customers and local market knowledge.

     Customer Alliance Program: Through our Customer Alliance Program, we seek to build long-term working relationships with major customers. We are committed to working with our customers, particularly our larger customers with multi-site requirements, to make their property searches as efficient as possible.

     Development Alliance Program: Our strategy for the Development Alliance Program is to form alliances with local development firms to jointly acquire, renovate and develop properties to serve our customers' needs.

     Management Alliance Program: Our strategy for the Management Alliance Program is to develop close relationships with, and outsource property management to, local property management firms that we believe to be among the best in each of our markets. Our alliances with local property management firms increase our flexibility, reduce our overhead expenses and improve our customer service. In addition, these alliances provide us with local market information related to customer activity and investment opportunities.

INVESTMENT ALLIANCES

     Institutional Alliance Program: Our strategy for the Institutional Alliance Program is to form alliances with institutional investors, which provide us with access to private capital, including during those times when the public markets are less attractive, and also provide us with a source of incremental fee income and investment returns. This program allows our Institutional Alliance Partners the opportunity to co-invest with us and to receive professional investment management of their real estate assets.

     UPREIT Alliance Program: Through our UPREIT Alliance Program, we issue limited partnership units in the operating partnership to certain property owners in exchange for properties, thus providing additional growth for the portfolio.

NATIONAL PROPERTY COMPANY

     We own properties in 24 industrial markets throughout the U.S. We believe that our national strategy enables us to:

     - increase or decrease investments in certain regions to take advantage of the relative strengths in different real estate markets;

     - retain and accommodate customers as they consolidate or expand; and

     - build brand awareness as well as customer loyalty through the delivery of consistent service and quality product.

RESEARCH-DRIVEN, SELECT MARKET FOCUS

     Within each of our markets, we focus on acquiring, redeveloping and operating industrial properties in in-fill submarkets and within close proximity to major passenger and air cargo airports, seaports or major highway systems. As the strength of these markets continues to grow and the demand for well-located properties increases, we believe that we will benefit from an upward pressure on rents resulting from the increased demand combined with the relative lack of new available space. Our decisions regarding the deployment of capital are experience- and research-driven, and are based on thorough qualitative and quantitative research and analysis of local markets. We employ a dedicated research department using proprietary analyses, databases and systems.

     We intend to focus our investment activities on HTD properties located in the six largest industrial markets in the U.S., which dominate national warehouse distribution activities -- Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey, the San Francisco Bay Area and Southern California -- as well as properties located near major passenger and air cargo airports, seaports or convenient to major highway systems. We also invest in selected regional distribution markets including Boston, Houston, Miami, Minneapolis, Seattle and Baltimore/Washington, D.C. We focus on these established industrial markets because we believe they offer large and broadly diversified customer bases that provide greater demand for properties over market cycles than secondary markets. The in-fill submarkets in which we invest within these markets also typically have significant barriers to new construction, including geographic or regulatory supply constraints, and these markets typically benefit from an access to large labor supplies and well-developed transportation networks. In addition, we believe that these markets will benefit from the changes occurring in the supply chain.

DISCIPLINED INVESTMENT PROCESS

     Over our 17-year history, we have established a disciplined approach to the investment process. The investment process is subject to the overall policy direction of our management's investment committee. The stages in the investment process are highly integrated, with investment committee review at critical points in the process.

     Approval of each investment is the responsibility of our management's investment committee with sponsorship from both an acquisitions officer and the regional manager who will be responsible for managing the property. The initial investment recommendation is thoroughly evaluated, with approval required in order to proceed to contract and full due diligence. The terms of the acquisition and its structure are determined as part of the initial approval and are the responsibility of the acquisitions officer. The regional manager is involved in providing and verifying underwriting assumptions and developing the operating strategy. After the due diligence review and before removing conditions to the contract, a final recommendation from our management's investment committee is prepared by the acquisition and asset management team. Our management's investment committee conducts a complete review of the information developed during the due diligence process and either rejects or gives final approval.

     On an annual basis, each regional manager, with input from our research department and the support of the acquisition officer with responsibility for the applicable market, prepares a strategic plan for each of our significant markets, which plan is presented to and reviewed by our investment committee. Each strategic plan reviews the conformity of each of our properties with our investment strategy and provides the basis for our acquisition and divestiture strategies. We intend, over time, to strategically divest properties that do not conform with our current investment focus.

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

FINANCING STRATEGY

     In order to maintain financial flexibility and facilitate the rapid deployment of capital over market cycles, we intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less, although our organizational documents do not limit the amount of indebtedness that we may incur. Additionally, we intend to continue to structure our balance sheet in order to maintain investment-grade ratings. We also intend to keep the majority of our assets unencumbered to facilitate such ratings. As of December 31, 1999, our debt-to-total market capitalization ratio was approximately 35.2% and our debt-to-total book capitalization ratio was approximately 35.9%. We calculate our debt-to-total market capitalization ratio by adding our share of consolidated debt to our share of unconsolidated joint venture debt and dividing by our total market capitalization, including preferred stock and preferred units. We calculate our debt-to-total book capitalization ratio by dividing our share of total debt by the sum of our total debt plus total equity and preferred stock recorded at book value.

     We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York as agent, and a syndicate of twelve other banks. The credit facility bears interest at a rate equal to LIBOR plus 90 to 120 basis points, depending upon our then current debt rating (currently LIBOR plus 90 basis points). We presently plan to use available borrowings under our unsecured credit facility for property acquisitions, developments and for general corporate purposes. As of December 31, 1999, the available borrowings under our unsecured credit facility were $417.0 million. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 14. Note 5 of Notes to Consolidated Financial Statements" included in this report.

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of our properties will include cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries) and proceeds from divestitures of properties. Additionally, our co-investment program will also serve as a significant source of capital for acquisitions and developments.

AMB INVESTMENT MANAGEMENT

     Prior to our initial public offering in November 1997, we provided real estate investment advisory services to institutional investors. In connection with our initial public offering, AMB Investment Management, Inc., a Maryland corporation, was formed to continue our investment management business of providing real estate investment management services on a fee basis to clients. At that time, the operating partnership acquired all of the non-voting preferred stock of AMB Investment Management, representing an approximate 95% economic interest in AMB Investment Management. All of the common stock of AMB Investment Management, representing an approximate 5% economic interest in AMB Investment Management, is owned by our current or former executive officers and a former executive officer of AMB Investment Management. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner. We intend to grow this business through our co-investment program.

     We co-invest with clients of AMB Investment Management, to the extent such clients newly commit investment capital, through partnerships, limited liability companies or joint ventures. We currently use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. During 1999, we consummated two co-investments. The first was a separate account co-investment venture, in which we own an approximate 50% interest, with total gross book value at December 31, 1999 of approximately $159.7 million. The second was a co-investment fund, in which we owned at December 31, 1999 an approximate 25% interest, with total gross book value at December 31, 1999 of approximately $98.5 million. In general, we control all significant operating and investment decisions in our co-investment entities.

                             STRATEGIES FOR GROWTH

     We intend to achieve our objectives of long-term sustainable growth in net operating income, or NOI, and maximization of long-term stockholder value principally by growth through:

     - operations, resulting from rent increases, maintenance of above-average occupancy rates and implementation of expense controls;

     - continued property acquisitions and capital redeployment through strategic divestitures of properties; and

     - renovation, expansion and development of selected properties.

GROWTH THROUGH OPERATIONS

     We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space, by maintaining a high occupancy rate of our properties and by controlling expenses by capitalizing on the economies of owning, operating and growing a large national portfolio. As of December 31, 1999, our industrial properties and retail centers owned as of that date were 95.9% leased and 92.4% leased, respectively. During the 12 months ended December 31, 1999, we increased average base rental rates (on a cash basis) by 12.5% from the expiring rent for that space, on leases entered into or renewed during such period, representing 7.7 million rentable square feet. Annualized base rent represents the monthly contractual amount under existing leases at the end of the year, multiplied by 12. This amount excludes expense reimbursements, rental abatements and percentage rents.

GROWTH THROUGH ACQUISITIONS AND CAPITAL REDEPLOYMENT

     We believe that our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We believe that our relationship with third party local property management firms through our Management Alliance Program also will create acquisition opportunities as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program in exchange for limited partnership units in the operating partnership, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

     Between January 1, 1999 and December 31, 1999, we disposed of 29 retail centers and 15 industrial buildings and re-invested approximately $471.9 million (including our share of co-investments) in:

     - 154 industrial buildings, aggregating approximately 8.4 million rentable square feet; and

     - $7.8 million in an unconsolidated limited partnership joint venture for the development of an industrial property, totaling approximately 0.5 million rentable square feet upon completion.

     Of the total investment during such period, we invested approximately $235.0 million through our UPREIT Alliance Program, approximately $59.0 million through our Institutional Alliance Program, $39.1 million through our Management Alliance Program, and $8.9 million through our Development Alliance Program .

     We are generally in various stages of negotiations for a number of acquisitions, which may include acquisitions of individual properties, large multi-property portfolios and other real estate companies. There can be no assurance that we will consummate any of these acquisitions. Such acquisitions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under the credit facility, other forms of secured or unsecured financing, issuances of debt or equity securities by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries), proceeds from divestitures of properties, and assumption of debt related to the acquired properties.

GROWTH THROUGH DEVELOPMENT

     We believe that renovation and expansion of value-added properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, properties that are well-located but require redevelopment or renovation, and occasionally undeveloped land acquired in connection with another property that provides an opportunity for development. Value-added properties require significant management attention and/or capital investment to maximize their return. We have developed the in-house expertise to create value through acquiring and managing value-added properties and believe our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

     The multidisciplinary backgrounds of our employees provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. In this way, we leverage the development skill, access to opportunities and capital of such developers, transferring a significant amount of the development risk to them and eliminating the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner's interest in the joint venture.

     As of December 31, 1999, we had committed to invest approximately $306.4 million to develop approximately 4.3 million rentable square feet. Approximately $257.2 million of this investment is through our Development Alliance Program. See "Development Pipeline."

                FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

     See: "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Financial Results" for a complete discussion of the various risks which could adversely affect us.

ITEM 2. PROPERTIES

     The properties that we owned as of December 31, 1999 are divided into two operating divisions. We have broken down these two operating divisions into 24 identifiable markets. We have provided this breakdown for external reporting purposes only. It reflects the key markets of interest to our stockholders and does not reflect how we are operationally managed. See "Item 14. Note 13 of Notes to Consolidated Financial Statements" for segment information related to our operations.

                             INDUSTRIAL PROPERTIES

     At December 31, 1999, we owned 724 industrial buildings aggregating approximately 65.2 million rentable square feet, located in 24 markets nationwide. Our industrial properties accounted for $306.0 million, or 93.9%, of our annualized base rent derived from our properties as of December 31, 1999. Our industrial properties were 95.9% leased to over 2,240 customers as of the same date, the largest of which accounted for no more than 1.6% of our annualized base rent from our industrial properties.

     Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies characteristics of our typical industrial buildings:

                                                  TYPICAL BUILDING       TYPICAL RANGE
                                                  ----------------       -------------
Rentable square feet..........................        100,000         75,000   -   200,000
Clear height..................................         24 ft              16   -   32 ft.
Building depth................................         200 ft            120   -   300 ft.
Truck court depth.............................         110 ft             90   -   130 ft.
Loading dock & grade..........................  Dock or Dock & Grade
Parking spaces per 1,000 square feet..........          1.0              0.5   -   2.0
Doors per 1,000 square feet...................          0.2              0.1   -   2.0
Square footage per tenant.....................         35,000         15,000   -   150,000
Office finish.................................           8%               3%   -   20%
Site coverage.................................          40%              35%   -   50%

     Lease Terms. Our industrial properties are typically subject to lease on a "triple net basis," defined as leases in which customers pay their proportionate share of real estate taxes, insurance and operating costs, or subject to leases on a "modified gross basis," defined as leases in which customers pay expenses over certain threshold levels. Lease terms typically range from three to ten years, with an average of seven years, excluding renewal options. The majority of the industrial leases do not include renewal options.

     Overview of Major Target Markets. Our industrial properties are located near key passenger and air cargo airports, key interstate highways and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey, the San Francisco Bay Area and Southern California. We believe our industrial properties' strategic location, transportation network and infrastructure, and large consumer and manufacturing bases support strong demand for industrial space. According to statistics published by CB Richard Ellis/Torto Wheaton Research, the national hub markets listed above are six of the nation's eight largest warehouse markets and, as of December 31, 1999, comprised 42% of the warehouse inventory of the 47 industrial markets tracked by them. According to statistics published by Regional Financial Associates, as of December 31, 1999, the combined population of these markets was approximately
44.2 million, and the amount of per capita warehouse space was 19.0% above the average for those 47 industrial markets.

     Within these metropolitan areas, our industrial properties are concentrated in in-fill locations (which are characterized by limited new construction opportunities due to high population densities and low levels of available land that could be developed into competitive industrial or retail properties) within established, relatively large submarkets (markets within a metropolitan area in which the competitive environment for one or more property types is largely dependent upon the supply of such property type in such market rather than the supply of such property type in other portions of such metropolitan area) which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These in-fill locations are typically near major passenger and air cargo facilities, seaports or convenient to major highways and rail lines, and are proximate to a diverse labor pool. There is typically broad demand for industrial space in these centrally located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. We generally avoid locations at the periphery of metropolitan areas where there are fewer supply constraints. Small metropolitan areas or cities without a heavy concentration of warehouse activity typically have few, if any, supply-constrained locations (those areas typified by significant population densities, a limited number of existing industrial customers and a low availability of land which could be developed into competitive space for additional industrial customers).

INDUSTRIAL PROPERTY SUMMARY

     As of December 31, 1999, the 724 industrial buildings were diversified across 24 markets nationwide. The average age of our industrial properties is 12 years (since the property was built or substantially renovated), which we believe should result in lower operating costs over the long term. The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

                                                            PERCENTAGE                              PERCENTAGE
                                                 TOTAL       OF TOTAL                  ANNUALIZED    OF TOTAL
                                  NUMBER OF    RENTABLE      RENTABLE     PERCENTAGE   BASE RENT    ANNUALIZED    NUMBER
     INDUSTRIAL PROPERTIES        BUILDINGS   SQUARE FEET   SQUARE FEET     LEASED     (000'S)(1)   BASE RENT    OF LEASES
     ---------------------        ---------   -----------   -----------   ----------   ----------   ----------   ---------
HUB MARKETS:
  Atlanta.......................      45       4,318,509         6.6%        95.3%      $ 18,083        5.9%         149
  Chicago.......................      81       7,397,815        11.3%        94.6%        28,096        9.2%         168
  Dallas/Ft. Worth..............      62       5,328,753         8.2%        95.0%        19,320        6.3%         174
  Northern New Jersey...........      19       4,025,575         6.2%        94.2%        18,291        6.0%          37
  San Francisco Bay Area........     118       7,547,866        11.6%        97.4%        56,108       18.3%         325
  Southern California...........      85       6,711,564        10.3%        97.4%        29,362        9.6%         184
                                     ---      ----------       -----        -----       --------      -----        -----
    Subtotal/Weighted Average...     410      35,330,082        54.2%        95.8%       169,260       55.3%       1,037
OTHER MARKETS:
  Austin........................       6         735,240         1.1%       100.0%         5,054        1.7%          22
  Baltimore/Washington D.C......      59       4,075,570         6.3%        95.3%        24,463        8.0%         287
  Boston........................      39       4,549,181         7.0%        99.0%        19,506        6.4%          61
  Charlotte.....................      12         831,974         1.3%        94.1%         3,735        1.2%          30
  Cincinnati....................       6         811,774         1.3%        94.9%         2,541        0.9%          10
  Columbus......................       2         465,433         0.7%       100.0%         1,363        0.5%           2
  Denver........................       2          63,080         0.1%        88.3%           263        0.1%          16
  Houston.......................      22       1,951,787         3.0%        88.2%         6,272        2.0%         109
  Memphis.......................      19       2,259,162         3.5%        93.7%         9,231        3.0%          58
  Miami.........................      31       2,703,635         4.1%        98.4%        16,683        5.5%         123
  Minneapolis...................      42       4,442,700         6.8%        97.6%        17,460        5.7%         206
  New Orleans...................       5         411,689         0.6%       100.0%         1,906        0.6%          50
  Orlando.......................      18       1,678,910         2.6%        94.9%         6,242        2.0%          78
  Portland......................       5         676,104         1.0%       100.0%         2,863        0.9%          10
  Sacramento....................       1         182,437         0.3%       100.0%           725        0.2%           1
  San Diego.....................       5         276,167         0.4%        77.3%         1,643        0.5%          14
  Seattle.......................      37       3,483,298         5.3%        98.8%        16,154        5.3%         127
  Wilmington....................       3         266,141         0.4%        54.0%           636        0.2%           4
                                     ---      ----------       -----        -----       --------      -----        -----
    Subtotal/Weighted Average...     314      29,864,282        45.8%        96.1%       136,740       44.7%       1,208
                                     ---      ----------       -----        -----       --------      -----        -----
        Total/Weighted
          Average...............     724      65,194,364       100.0%        95.9%      $306,000      100.0%       2,245
                                     ===      ==========       =====        =====       ========      =====        =====

                                  ANNUALIZED
                                   BASE RENT
                                  PER LEASED
     INDUSTRIAL PROPERTIES        SQUARE FOOT
     ---------------------        -----------
HUB MARKETS:
  Atlanta.......................     $4.40
  Chicago.......................      4.02
  Dallas/Ft. Worth..............      3.82
  Northern New Jersey...........      4.82
  San Francisco Bay Area........      7.63
  Southern California...........      4.49
                                     -----
    Subtotal/Weighted Average...      5.00
OTHER MARKETS:
  Austin........................      6.87
  Baltimore/Washington D.C......      6.30
  Boston........................      4.33
  Charlotte.....................      4.77
  Cincinnati....................      3.30
  Columbus......................      2.93
  Denver........................      4.72
  Houston.......................      3.64
  Memphis.......................      4.36
  Miami.........................      6.27
  Minneapolis...................      4.03
  New Orleans...................      4.63
  Orlando.......................      3.92
  Portland......................      4.23
  Sacramento....................      3.97
  San Diego.....................      7.69
  Seattle.......................      4.69
  Wilmington....................      4.43
                                     -----
    Subtotal/Weighted Average...      4.77
                                     -----
        Total/Weighted
          Average...............     $4.89
                                     =====

---------------
(1) Annualized base rent represents the monthly contractual amount under existing leases at December 31, 1999, multiplied by 12. This amount excludes expense reimbursements and rental abatements.

INDUSTRIAL PROPERTY CUSTOMER INFORMATION

     Largest Industrial Property Customers. Our 25 largest industrial property customers by annualized base rent are set forth in the table below.

                                                                   PERCENTAGE OF                 PERCENTAGE OF
                                          NUMBER      AGGREGATE      AGGREGATE      ANNUALIZED     AGGREGATE
                                            OF        RENTABLE         LEASED       BASE RENT      ANNUALIZED
     INDUSTRIAL CUSTOMER NAME(1)        PROPERTIES   SQUARE FEET   SQUARE FEET(2)     (000S)      BASE RENT(3)
     ---------------------------        ----------   -----------   --------------   ----------   -------------
Webvan Group, Inc.....................      3           991,598          1.5%        $ 4,825           1.6%
Challenge Air Cargo...................      2           277,673          0.4%          2,562           0.8%
Norwest Mortgage, Inc.................      1           202,920          0.3%          2,461           0.8%
International Paper Company...........      4           446,422          0.7%          2,317           0.8%
Air Express International.............      2           265,996          0.4%          1,957           0.6%
Rite Aid..............................      2           524,840          0.8%          1,779           0.6%
Exel Logistics........................      2           471,296          0.7%          1,737           0.6%
Dell USA, L.P.........................      1           285,000          0.4%          1,700           0.6%
Home Depot USA, Inc...................      3           476,026          0.7%          1,697           0.6%
Sequus Pharmaceuticals................      1           129,449          0.2%          1,687           0.6%
Federal Express Corporation...........      3           198,735          0.3%          1,658           0.5%
Sage Enterprises......................      3           245,289          0.4%          1,652           0.5%
C&S Wholesale Grocers, Inc............      1           167,812          0.3%          1,634           0.5%
Acer America..........................      2           271,487          0.4%          1,612           0.5%
Office Depot..........................      3           402,298          0.6%          1,567           0.5%
AM Cosmetics..........................      1           326,500          0.5%          1,501           0.5%
Wakefern Food Corporation.............      1           419,900          0.6%          1,491           0.5%
Boise Cascade Corporation.............      2           400,655          0.6%          1,478           0.5%
Bradlees Stores, Inc..................      1           600,000          0.9%          1,453           0.5%
Boeing Company........................      2           207,345          0.3%          1,413           0.5%
United States Postal Service..........      2           433,359          0.7%          1,372           0.4%
Eagle Hardware & Garden, Inc..........      1           304,801          0.5%          1,310           0.4%
Cosmair, Inc..........................      1           303,843          0.5%          1,291           0.4%
Fujitsu America.......................      2           179,628          0.3%          1,271           0.4%
Schmalbach-Lubeca.....................      2           339,104          0.5%          1,265           0.4%
                                                      ---------         ----         -------          ----
          Total/Weighted Average......                8,871,976         13.6%        $44,690          14.6%
                                                      =========         ====         =======          ====

---------------
(1) Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(2) Computed as aggregate rentable square feet divided by the aggregate leased square feet of our industrial properties.

(3) Computed as annualized base rent divided by the aggregate annualized base rent of our industrial properties.

INDUSTRIAL PROPERTY LEASE EXPIRATIONS

     The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 1999, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                                                    ANNUALIZED
                                              RENTABLE    PERCENTAGE   ANNUALIZED    RENT OF     PERCENTAGE OF
                                               SQUARE      OF TOTAL     RENT OF      EXPIRING     ANNUALIZED
                                 NUMBER OF   FOOTAGE OF    RENTABLE     EXPIRING      LEASES        RENT OF
                                  LEASES      EXPIRING      SQUARE       LEASES     PER SQUARE     EXPIRING
  YEAR OF LEASE EXPIRATION(5)    EXPIRING      LEASES     FOOTAGE(4)   (000S)(2)     FOOT(3)       LEASES(2)
  ---------------------------    ---------   ----------   ----------   ----------   ----------   -------------
2000(4)........................      567     10,080,536      16.1%     $  48,926      $4.85           14.5%
2001...........................      483     10,234,133      16.3%        54,996       5.37           16.3%
2002...........................      480     11,653,935      18.6%        61,013       5.24           18.1%
2003...........................      277      8,962,349      14.3%        47,785       5.33           14.2%
2004...........................      245      8,673,811      13.8%        50,034       5.77           14.8%
2005...........................       70      3,373,938       5.4%        18,611       5.52            5.5%
2006...........................       41      2,040,777       3.3%        12,375       6.06            3.7%
2007...........................       19      1,910,431       3.0%        10,471       5.48            3.1%
2008...........................       21      1,523,820       2.4%        10,560       6.93            3.1%
2009...........................       30      2,639,741       4.2%        14,624       5.54            4.3%
Thereafter.....................       17      1,552,025       2.5%_        7,590       4.89            2.3%
                                   -----     ----------     -----      ---------      -----          -----
          Total/Weighted
            Average............    2,250     62,645,496     100.0%     $ 336,985      $5.38          100.0%
                                   =====     ==========     =====      =========      =====          =====

---------------
(1) Schedule includes executed leases that commence after December 31, 1999. Schedule excludes leases expiring prior to January 1, 2000.

(2) Calculated as monthly rent at expiration multiplied by 12.

(3) Rent per square foot is calculated by dividing the annualized base rent of expiring leases by the square footage expiring in any given year.

(4) Includes leases encompassing 488,800 square feet which are on a month-to-month basis.

(5) Represents percentage of total square footage of expiring leases.

                               RETAIL PROPERTIES

     At December 31, 1999, we owned 9 retail centers aggregating approximately
1.6 million rentable square feet, 5 of which are grocer-anchored. Our retail properties accounted for $20.0 million, or 6.1%, of annualized base rent derived from our properties as of December 31, 1999. Our retail properties were 92.4% leased to over 240 customers, the largest of which accounted for 5.3% of annualized base rent from our retail properties as of such date. Our retail properties have an average age of six years since built, expanded or renovated.

     During 1999, we initiated a plan to dispose of substantially all of our retail centers. In three separate transactions with BPP Retail, LLC, we disposed of a total of 25 retail centers, aggregating approximately 4.3 million rentable square feet, for an aggregate price of $560.3 million. We also disposed of an additional five retail centers, totaling approximately 1.1 million rentable square feet, during 1999. As of December 31, 1999, we had four additional retail centers, aggregating approximately 1.2 million rentable square feet, which were held for divestiture.

RETAIL PROPERTY SUMMARY

     Rentable square footage occupied by anchor customers accounted for 61.9% of the aggregate square footage of our retail properties as of December 31, 1999. Annualized base rent as of such date for our 25 largest customers was approximately $10.2 million, representing approximately 51.1% of annualized base rent for all of our retail properties. Annualized base rent for the remaining retail customers was approximately $9.8 million as of the same date, representing approximately 48.9% of the annualized base rent for all of our retail properties. The following table sets forth, on a market basis, the rentable square footage leased to anchor customers and non-anchor customers as of December 31, 1999, and represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

                                    LEASED                                                             AVERAGE
                                    ANCHOR         TOTAL                                              BASE RENT
                                   RENTABLE      RENTABLE     PERCENTAGE    ANNUALIZED     NUMBER     PER SQUARE
       RETAIL PROPERTIES          SQUARE FEET   SQUARE FEET     LEASED     BASE RENT(1)   OF LEASES    FOOT(2)
       -----------------          -----------   -----------   ----------   ------------   ---------   ----------
Around Lenox....................      60,632       120,891       77.0%       $ 1,540          13        $16.55
Howard & Western S.C. ..........      26,421        76,870       49.2%           515           5         13.63
Kendall Mall(3)(6)..............     194,550       299,582       97.2%         4,174          46         14.34
Manhattan Village S.C.(3)(6)....     225,791       424,112       99.2%         7,016          99         16.68
Mazzeo Drive....................      88,420        88,420      100.0%           717           1          8.11
Northridge Plaza(3)(4)..........     124,650       182,049       90.9%         1,347          18          8.14
Palm Aire(3)(4)(6)..............      59,203       118,301       83.2%         1,071          22         10.88
Springs Gate(3)(5)..............         n/a           n/a        n/a            n/a         n/a           n/a
The Plaza at Delray(3)(6).......     237,517       331,846       97.2%         3,642          43         11.29
                                   ---------     ---------      -----        -------         ---        ------
          Total/Weighted
            Average.............   1,017,184     1,642,071       92.4%       $20,022         247        $13.19
                                   =========     =========      =====        =======         ===        ======

---------------
(1) Annualized base rent means the monthly contractual amount under existing leases at December 31, 1999, multiplied by 12. This amount excludes expense reimbursements, rental abatements and percentage rents.

(2) Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 1999.

(3) We hold an interest in this property through a joint venture interest in a limited partnership.

(4) This property is being redeveloped. All calculations are based on rentable square feet existing as of December 31,1999.

(5) This property consists of land held for future development.

(6) This property is being held for divestiture as of December 31, 1999.

                        OPERATING AND LEASING STATISTICS

TOTAL PORTFOLIO SUMMARY

     The following table summarizes key operating and leasing statistics for all of our properties as of and for the year ended December 31, 1999.

                                               INDUSTRIAL       RETAIL         TOTAL
                                               -----------    ----------    -----------
Square feet owned at December 31, 1999(1)....   65,194,364     1,642,071     66,836,435
Occupancy percentage at December 31, 1999....         95.9%         92.4%          95.9%
Lease expirations as percentage of annual
  base rent (next 12 months).................         14.5%         14.1%          14.5%
Weighted average lease term..................      6 years      14 years        7 years
Tenant retention:
  -- Year....................................         72.0%         40.8%          72.0%
  -- Trailing average (1/01/97 to
     12/31/99)...............................         72.4%         84.0%          72.8%
Rent increases on renewals and rollovers:
  -- Year....................................         12.9%          6.8%          12.5%
Same store cash basis net operating income
  growth(2)(3):
  -- Year....................................          5.9%          5.5%           5.9%
Second generation tenant improvements and
  leasing commissions per sq. ft.:
  -- Year:
     Renewals................................  $      1.22    $     1.26    $      1.22
     Re-tenanted.............................         2.74          2.55           2.74
                                               -----------    ----------    -----------
          Weighted average...................  $      1.64    $     1.37    $      1.64
                                               ===========    ==========    ===========
  -- Trailing average (1/01/97 to
     12/31/99)...............................  $      1.41    $     3.72    $      1.50
                                               ===========    ==========    ===========
Recurring capex(4)
  -- Year....................................  $    26,466    $      823    $    27,289
                                               ===========    ==========    ===========

---------------
(1) In addition to owned square feet, we manage, through its subsidiary, AMB Investment Management, 3.7 million, 0.7 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively. We also have an investment in 4.0 million square feet of Industrial Properties through our investment in an unconsolidated joint venture.

(2) Consists of industrial buildings and retail centers aggregating 35.1 million and 0.7 million square feet, respectively, that have been owned by us since January 1, 1998, and excludes development properties prior to stabilization. See "Item 14. Note 15 of Notes to Consolidated Financial Statements" for total property net operating income by segment.

(3) Net operating income, or NOI, consists of rental revenues, including reimbursements and excluding straight-line rents, less property level operating expenses.

(4) Includes leasing costs and building improvements.

SAME STORE SUMMARY

     The following table summarizes key operating and leasing statistics for our same store properties as of and for the year ended December 31, 1999. For an explanation of our same store properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

                                                   INDUSTRIAL    RETAIL(1)      TOTAL
                                                   ----------    ---------    ----------
Square feet in same store pool...................  35,128,748     723,694     35,852,442
Occupancy percentage at December 31, 1999........        96.2%       98.4%          96.2%
Tenant retention:
  -- Year........................................        69.2%        5.9%          69.1%
Rent increases on renewals and rollovers:
  -- Year........................................        12.8%        6.8%          12.7%
Cash basis net operating income growth(2)
  -- Year:
     Revenues....................................         4.3%        5.9%           4.3%
     Expenses....................................        (0.6)%       6.8%           0.0%
       NOI.......................................         5.9%        5.5%           5.9%

---------------
(1) Adjusted to remove the effects of divested properties.

(2) Net operating income, or NOI, consists of rental revenues, including reimbursements and excluding straight-line rents, less property level operating expenses.

HISTORICAL OCCUPANCY RATES, AVERAGE BASE RENTS, RENT INCREASES AND TENANT RETENTION RATES

     The following table sets forth weighted average occupancy rates and average base rents based on square feet leased of our industrial properties and retail centers as of and for the periods presented. The following table also sets forth information relating to tenant retention rates and average rent increases (cash basis) on renewal and re-tenanted space for our industrial properties and retail properties for the periods presented.

                                                           INDUSTRIAL    RETAIL    TOTAL
                                                           ----------    ------    -----
OCCUPANCY RATES:
  1997...................................................     95.7%        96.1%    95.8%
  1998...................................................     96.0%        94.6%    95.8%
  1999...................................................     95.9%        92.4%    95.9%
AVERAGE BASE RENT(1):
  1997...................................................    $4.26       $11.98      n/a
  1998...................................................    $4.55       $11.98      n/a
  1999...................................................    $4.89       $13.19      n/a
RENTAL INCREASES:
  1997...................................................     13.0%        10.1%    11.0%
  1998...................................................     14.6%        13.3%    14.3%
  1999...................................................     12.9%         6.8%    12.5%
TENANT RETENTION RATES:
  1997...................................................     69.5%        87.8%    70.3%
  1998...................................................     74.8%        84.1%    75.4%
  1999...................................................     72.0%        40.8%    72.0%

---------------
(1) Average base rent per square foot represents the total annualized contractual base rental revenue for the period divided by the average occupied square feet leased for the period.

RECURRING TENANT IMPROVEMENTS AND LEASING COMMISSIONS PER SQUARE FOOT LEASED

     The table below summarizes for our industrial properties and retail properties, separately, the recurring tenant improvements and leasing commissions per square feet leased for the periods presented. The recurring tenant improvements and leasing commissions represent costs incurred to lease space after the initial lease term of the initial customer, excluding costs incurred to relocate customers as part of a re-tenanting strategy. The tenant improvements and leasing commissions set forth below are not necessarily indicative of future tenant improvements and leasing commissions.

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------    WEIGHTED
                                                    1997     1998     1999     AVERAGE
                                                    -----    -----    -----    --------
INDUSTRIAL PROPERTIES:
  Expenditures per renewed square foot leased.....  $1.05    $0.92    $1.22     $1.07
  Expenditures per re-tenanted square foot
     leased.......................................   1.62     2.08     2.74      2.22
                                                    -----    -----    -----     -----
  Weighted average................................  $1.30    $1.10    $1.64     $1.39
                                                    =====    =====    =====     =====
RETAIL PROPERTIES:
  Expenditures per renewed square foot leased.....  $4.25    $1.34    $1.26     $2.26
  Expenditures per re-tenanted square foot
     leased.......................................   7.92     9.99     2.55      7.66
                                                    -----    -----    -----     -----
  Weighted average................................  $6.41    $2.64    $1.37     $4.01
                                                    =====    =====    =====     =====
TOTAL PROPERTIES:
  Expenditures per renewed square foot leased.....  $1.23    $0.95    $1.22     $1.11
  Expenditures per re-tenanted square foot
     leased.......................................   2.23     2.47     2.74      2.48
                                                    -----    -----    -----     -----
  Weighted average................................  $1.68    $1.18    $1.64     $1.50
                                                    =====    =====    =====     =====

DEVELOPMENT PIPELINE

     The following table sets forth the properties owned by us as of December 31, 1999 which were undergoing renovation, expansion or new development. No assurance can be given that any of such projects will be completed on schedule or within budgeted amounts.

                  INDUSTRIAL DEVELOPMENT PROJECTED DELIVERIES
                             (DOLLARS IN THOUSANDS)

                                                                                 ESTIMATED        ESTIMATED        ESTIMATED
                                                         DEVELOPMENT ALLIANCE  STABILIZATION    SQUARE FEET AT       TOTAL
              PROJECT                     LOCATION           PARTNER(TM)          DATE(1)         COMPLETION     INVESTMENT(2)
              -------                     --------       --------------------  -------------    --------------   -------------
2000 DELIVERIES
 1.  Suwanee Creek (phase I)........  Atlanta, GA        Seefried Properties    January 2000        249,000        $  8,500
 2.  North Great SW Industrial
     Park...........................  Dallas, TX            Trammell Crow        March 2000         215,000          10,500
                                                               Company
 3.  Hempstead Highway (phase I)....  Houston, TX           Cypress Realty        May 2000          292,000          11,500
 4.  Northwest Crossing (phase I)...  Houston, TX           Trammell Crow        June 2000          178,000           6,900
                                                               Company
 5.  Orlando Central Park (phase
     I).............................  Orlando, FL           Trammell Crow        July 2000          306,000          12,100
                                                               Company
 6.  Suwanee Creek (phase II).......  Atlanta, GA        Seefried Properties     July 2000          241,000           8,000
 7.  South River Park (phase II)....  Cranbury, NH          Trammell Crow       August 2000         281,000          13,300
                                                               Company
 8.  Cabot Business Park (phase
     I).............................  Mansfield, MA      National Development  September 2000        98,000           8,900
                                                                of NE
 9.  Cabot Business Park (phase
     II)............................  Mansfield, MA      National Development  December 2000        186,000           9,600
                                                                of NE
                                                                                                  ---------        --------
     Total 2000 Deliveries..........                                                              2,046,000          89,300(5)
2001 DELIVERIES
10.  DFWII/Air Cargo................  Dallas/Fort           Trammell Crow      February 2001        189,000          17,600
                                      Worth, TX                Company
11.  Pico Rivera (phase I)..........  Pico Rivera, CA      Majestic Realty     February 2001        520,000          24,300
12.  LA Media Tech Center (phase
     I).............................  Los Angeles, CA      Legacy Partners       April 2001         399,000          40,200
13.  Pier I(6)......................  San Francisco, CA          None            June 2001          152,000          40,600
14.  Port Northwest Industrial Park
     (phase I)......................  Houston, TX           Dienna Nelson      September 2001       364,200          12,400
                                                              Augustine
15.  Portland Air Cargo.............  Portland, OR          Trammell Crow      December 2001        159,500          11,800
                                                               Company
                                                                                                  ---------        --------
     Total 2001 Deliveries..........                                                              1,783,700         146,900(5)
                                                                                                  ---------        --------
     Total Scheduled
     Deliveries(3)..................                                                              3,829,700(4)     $236,200(3)
                                                                                                  =========        ========

---------------
(1) Estimated stabilization date represents management's current estimate of when capital improvements for repositioning, development, and redevelopment programs will have been completed and in effect for a period of time sufficient to achieve market occupancy.

(2) Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on our current estimates and forecasts and are therefore subject to change.

(3) Excludes 305 acres of land and other acquisition costs totaling approximately $32.0 million which represents future phases of current projects which have not been committed to, or for which final project planning has not been completed, and other land inventory.

(4) Of such space, 24.9% was leased as of December 31, 1999.

(5) As of December 31, 1999, amounts funded to date for deliveries in 2000 and 2001 are approximately $64.4 million and $49.2 million, respectively.

(6) This project represents a redevelopment of an industrial warehouse into office space. We will locate our corporate headquarters in approximately one-third of the space.

                    RETAIL DEVELOPMENT PROJECTED DELIVERIES
                             (DOLLARS IN THOUSANDS)

                                                          DEVELOPMENT        ESTIMATED       ESTIMATED        ESTIMATED
                                                           ALLIANCE        STABILIZATION   SQUARE FEET AT       TOTAL
          PROJECT(1)                  LOCATION            PARTNER(TM)         DATE(2)        COMPLETION     INVESTMENT(3)
          ----------                  --------            -----------      -------------   --------------   -------------
2000 DELIVERIES
  1. Around Lenox.............   Atlanta, GA            Alpine Partners    August 2000        121,000          $24,100
2001 DELIVERIES
  2. Howard & Western.........   Chicago, IL                 None          January 2001        89,000            8,600
  3. Northridge...............   Fort Lauderdale, FL        Lefmark         April 2001        259,000           37,500
                                                                                              -------          -------
        Total 2001
          Deliveries..........                                                                348,000           46,100
                                                                                              -------          -------
        Total Scheduled
          Deliveries(4).......                                                                469,000(5)       $70,200(6)
                                                                                              =======          =======

---------------
(1) Excludes one project that is held for divestiture.

(2) Estimated stabilization date represents management's current estimate of when capital improvements for repositioning, development, and redevelopment program will have been completed and in effect for a period of time sufficient to achieve market occupancy.

(3) Represents total estimated cost of renovation, expansion or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on our current estimates and forecasts and are therefore subject to change.

(4) Excludes 39 acres of land and other acquisition costs totaling approximately $14.9 million which represents further phases of current projects which have not been committed to, or for which final project planning has not been completed, and other land inventory.

(5) Of such space, 76% was leased as of December 31, 1999.

(6) As of December 31, 1999, approximately $50.9 million has been funded.

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

  Consolidated:

     As of December 31, 1999, we held interests in 21 joint ventures, limited liability companies and partnerships with certain unaffiliated third parties through which 27 properties were held that are consolidated in our consolidated financial statements. Pursuant to the existing agreements with respect to each joint venture, we hold a greater than 50% interest in 16 of the joint ventures, a 50% interest in one joint venture, and less than 50% interest in the another joint venture. In certain cases such agreements provide that we are a limited partner or that the other party to the joint venture is principally responsible for day-to-day management of the property (though in all such cases, we have approval rights with respect to significant decisions involving the underlying properties). Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture, and provide certain rights to us and/or the other party to the joint venture to sell its interest to the joint venture or to the other venturer on terms specified in the agreement. All of the joint ventures terminate in 2024 or later, but may end earlier if a joint venture ceases to hold any interest in or have any obligations relating to the property held by the joint venture.

     The following table sets forth certain information regarding our properties owned through consolidated joint ventures as of December 31, 1999.

                     INDUSTRIAL CONSOLIDATED JOINT VENTURES
                             (DOLLARS IN THOUSANDS)

                                                                                                  JV PARTNERS'
                                                                                   JV PARTNERS'     SHARE OF
                                                           GROSS BOOK                 SHARE        FUNDS FROM
                PROPERTIES                   SQUARE FEET    VALUE(1)      DEBT       OF DEBT       OPERATIONS
                ----------                   -----------   ----------   --------   ------------   ------------
SEPARATE ACCOUNT CO-INVESTORS(2)
 1. Corporate Park/Hickory Hill............     858,322     $ 27,627    $ 16,400     $  8,200          50%
 2. Garland Industrial.....................   1,018,637       34,279      19,600        9,800          50%
 3. Jamesburg..............................     821,712       47,540      23,500       11,750          50%
 4. Minnetonka Industrial..................     515,915       28,447      12,669        6,167          50%
 5. South Point Business Park..............     343,536       21,788      10,725        5,363          50%
                                              ---------     --------    --------     --------
         Subtotal..........................   3,558,122      159,681      82,894       41,280
ALLIANCE FUND I(3)
 6. Concord Industrial Portfolio...........     246,087       15,744          --           --          75%
 7. Diablo Industrial Park.................     312,255       14,328          --           --          75%
 8. Gateway Corporate Center...............     430,603       43,229          --           --          75%
 9. Gateway North..........................     266,476       25,189          --           --          75%
                                              ---------     --------    --------     --------
         Subtotal..........................   1,255,421       98,490      80,000(8)     64,000(8)
DEVELOPMENT ALLIANCE JOINT VENTURES(4)(5)
10. LA Media Tech Center(6)................     399,000       35,258       4,651        2,365          51%
11. Cabot Business Park (phase I and II)...     284,000       10,634          --           --          10%
12. DFW II/Air Cargo.......................     189,000        5,996          --           --           5%
13. Portland Air Cargo(7)..................     159,500           --          --           --           5%
14. North Great SW Industrial Park.........     215,000        9,366          --           --           5%
15. Northwest Crossing Distribution
  Center...................................     178,000        6,371          --           --           5%
16. Orlando Central Park (phase I).........     306,000       11,614          --           --           5%
17. South River Park (phase I and II)......     626,000       24,640          --           --           5%
                                              ---------     --------    --------     --------
         Subtotal..........................   2,356,500      103,879       4,651        2,365
OTHER JOINT VENTURES
18. Nippon Express.........................     148,941        6,361          --           --          27%
19. Metric Center..........................     397,440       44,390          --           --          13%
20. Chancellor.............................     201,600        6,456       2,860          283          10%
                                              ---------     --------    --------     --------
         Subtotal..........................     747,981       57,207       2,860          283
                                              ---------     --------    --------     --------
         Total.............................   7,918,024     $419,257    $170,405     $107,928
                                              =========     ========    ========     ========

---------------
(1) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(2) These properties are owned by a single co-investment joint venture partner that is a client of AMB Investment Management.

(3) Represents a property held by the Alliance Fund I which is co-invested with a private institutional real estate investment trust.

(4) Represents estimated square feet at completion of development project.

(5) Excludes projected building square footage on 86.4 acres of land representing future phases of current projects which have not been committed to, or for which final planning has not been completed.

(6) Represents a development project with a Development Alliance Partner in which a separate account co-investor also has an interest. The Development Alliance Partner's share of funds from operations is 2%.

(7) Represents our investment in a ground leased property.

(8) Represents a credit facility held by the Alliance Fund I. Our projected ownership upon final closing of the Alliance Fund I is currently estimated to be 20%.

                       RETAIL CONSOLIDATED JOINT VENTURES
                             (DOLLARS IN THOUSANDS)

                                                          GROSS BOOK             JV PARTNERS'    JV PARTNERS'
                PROPERTIES                  SQUARE FEET    VALUE(1)     DEBT     SHARE OF DEBT   SHARE OF FFO
                ----------                  -----------   ----------   -------   -------------   ------------
DEVELOPMENT ALLIANCE JOINT VENTURES(2)
 1. Around Lenox..........................     120,000     $ 19,585    $17,489      $ 1,027             10%
 2. Northridge Plaza......................     259,000       25,525         --           --              0%
 3. Palm Aire(3)..........................     133,000       17,325      7,139        1,021              0%
 4. Springs Gate..........................          --(4)    14,906         --           --              0%
                                             ---------     --------    -------      -------
         Subtotal.........................     512,000       77,341     24,628        2,048
OTHER JOINT VENTURES
 5. Kendall Mall..........................     299,582       36,260     24,330       10,055             29%
 6. Manhattan Village.....................     424,112       83,463         --           --             10%
 7. Plaza Delray..........................     331,846       36,010     22,814        4,528              2%
                                             ---------     --------    -------      -------
         Subtotal.........................   1,055,540      157,733     47,144       14,583
                                             ---------     --------    -------      -------
         Total............................   1,567,540     $233,074    $71,772      $16,631
                                             =========     ========    =======      =======

---------------
(1) Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(2) Represents estimated square feet at completion of development project.

(3) Included as part of retail properties held for divestiture.

(4) Represents 39 acres of land for future phases of current projects which have not been committed to, or for which final project planning has not been completed.

     We account for all of the above investments on a consolidated basis for financial reporting purposes because of our ability to exercise control over significant aspects of the investment as well as our significant economic interest in the investments. See "Item 14. Note 2 of the Notes to Consolidated Financial Statements."

  Unconsolidated:

     As of December 31, 1999, we held interests in two equity investment joint ventures that are unconsolidated in our financial statements. The management and control over significant aspects of these investments are with the third party joint venture partner.

                         UNCONSOLIDATED JOINT VENTURES
                             (DOLLARS IN THOUSANDS)

                                                                               AMB'S        AMB'S       AMB'S
                                                                  TOTAL        TOTAL      OWNERSHIP    SHARE OF
              PROPERTIES                       MARKET          SQUARE FEET   INVESTMENT   PERCENTAGE     DEBT
              ----------                       ------          -----------   ----------   ----------   --------
OPERATING JOINT VENTURES
 1. Elk Grove Du Page..................  Chicago                4,046,721     $58,602        56.1%     $18,754
DEVELOPMENT ALLIANCE JOINT VENTURES(1)
 2. Pico Rivera........................  Southern California      520,000       7,789        50.0%       3,986
                                                                ---------     -------                  -------
         Total.........................                         4,566,721     $66,391                  $22,740
                                                                =========     =======                  =======

---------------
(1) Represents estimated square feet at completion of development project.

SECURED DEBT

     As of December 31, 1999, the operating partnership had $696.9 million of indebtedness secured by deeds of trust on 17 properties. As of December 31, 1999, the total gross investment value of those properties secured by debt was $1.4 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 14. Note 5 of Notes to Consolidated Financial Statements" included in this report. We believe that as of December 31, 1999, the value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange on November 21, 1997, under the symbol "AMB." As of March 1, 2000, there were approximately 235 holders of record of our common stock (excluding shares held through The Depository Trust Company, as nominee). Set forth below are the high and low sales prices per share of our common stock, as reported on the NYSE composite tape, and the distribution per share paid by us during the period from November 26, 1997 through December 31, 1999.

                           YEAR                              HIGH        LOW        DISTRIBUTION
                           ----                              ----        ---        ------------
1997
  4th Quarter (from 11/21/97)..............................  $25 1/8     $22 1/4      $0.1340
1998
  1st Quarter..............................................   24 15/16    23 3/8       0.3425
  2nd Quarter..............................................   25          22 3/8       0.3425
  3rd Quarter..............................................   25 13/16    22 11/16     0.3425
  4th Quarter..............................................   25          20 15/16     0.3425
1999
  1st Quarter..............................................   22 15/16    20 1/2       0.3500
  2nd Quarter..............................................   23 1/2      20 9/16      0.3500
  3rd Quarter..............................................   23          20           0.3500
  4th Quarter..............................................   21 1/8      18 1/8       0.3500

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

           SELECTED COMPANY AND PREDECESSOR FINANCIAL AND OTHER DATA

     The following table sets forth selected consolidated historical financial and other data for AMB Property Corporation and our predecessor on an historical basis for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. Prior to November 26, 1997 (the date of our initial public offering), our predecessor provided real estate investment management services to institutional investors.

                                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                                                             COMPANY
                                                                      ------------------------------------------------------
                                                   PREDECESSOR(1)     HISTORICAL(2)   PRO FORMA(3)
                                                  -----------------   -------------   ------------
                                                   1995      1996         1997            1997          1998         1999
                                                  -------   -------   -------------   ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
OPERATING DATA:
  Total revenues................................  $17,865   $23,991    $   56,062      $ 284,674     $  358,887   $  448,183
  Income from operations before minority
    interests...................................    3,296     7,140        18,885        103,903        123,750      158,851
  Net income available to common stockholders...    3,262     7,003        18,228         99,508        108,954      167,603
  Net income common per share:
    Basic(4)....................................     0.64      1.38          1.39           1.16           1.27         1.94
    Diluted(4)..................................     0.64      1.38          1.38           1.15           1.26         1.94
  Dividends per common share....................                             0.13           1.37           1.37         1.40
  Dividends per preferred share(5)..............                               --             --           0.99         2.13
OTHER DATA:
  EBITDA(6).....................................                                       $ 195,218     $  252,353   $  318,319
  Funds from Operations(7)......................                                         147,409        170,407      191,147
  Cash flows provided by (used in):
    Operating activities........................                                         131,621        177,180      190,391
    Investing activities........................                                        (607,768)      (793,366)      63,732
    Financing activities........................                                         553,199        604,202     (240,721)
BALANCE SHEET DATA:
  Investments in real estate at cost............  $    --   $    --    $2,442,999                    $3,369,060   $3,249,452
  Total assets..................................    4,948     7,085     2,506,255                     3,562,885    3,621,550
  Total consolidated debt(8)....................       --        --       685,652                     1,368,196    1,270,037
  AMB's share of total debt.....................       --        --       672,945                     1,348,107    1,168,218
  Stockholders' equity..........................    4,241     6,300     1,668,030                     1,765,360    1,829,259

---------------
(1) Represents our predecessor's historical financial and other data for the years ended December 31, 1995 and 1996. Our predecessor operated as an investment manager prior to November 26, 1997.

(2) The historical 1997 results represent our predecessor's historical financial and other data for the period January 1, 1997 through November 25, 1997. The financial and other data of AMB Property Corporation and the properties acquired in our formation transactions have been included from November 26, 1997 to December 31, 1997.

(3) Pro forma 1997 financial and other data has been prepared as if our formation transactions, our initial public offering (as described in "Item
    14. Note 1 of Notes to Consolidated Financial Statements") and certain property acquisitions and divestitures in 1997 had occurred on January 1, 1997.

(4) Basic and diluted net income per share equals the pro forma net income divided by 85,874,513 and 86,156,556 shares, respectively, for 1997, and net income available to common stockholders divided by 85,876,383 and 86,235,176 shares, respectively, for 1998, and 86,271,862 and 86,347,487, respectively, for 1999.

(5) Dividends for the period commencing on July 27, 1998, the date of the Series A Preferred Stock issuance.

(6) EBITDA is computed as income from operations before divestiture of properties and minority interests plus interest expense, income taxes, depreciation and amortization. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of an equity real estate investment trust because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a real estate investment trust to incur and service debt and to fund acquisitions and other capital expenditures. Includes an adjustment to reflect our pro rata share of EBITDA in unconsolidated joint ventures. EBITDA is not a measurement of operating performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as a substitute for operating income, net income, cash flows from operations or other statement of operations or cash flow data prepared in accordance with U.S. generally accepted accounting principles. EBITDA may not be indicative of our historical operating results nor be predictive of potential future results. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other real estate investment trusts.

(7) Funds from Operations, or FFO, is defined as income from operations before minority interests, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the funds from operations of unconsolidated joint ventures, less minority interests' pro rata share of the funds from operations of consolidated joint ventures and perpetual preferred stock dividends. In accordance with the National Association of Real Estate Investment Trust ("NAREIT") White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. We believe that funds from operations is an appropriate measure of performance for an equity real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by U.S. generally accepted accounting principles, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

(8) Secured debt includes unamortized debt premiums of approximately $18,286, $15,217 and $10,106 as of December 31, 1997, 1998 and 1999, respectively.
    See "Item 14. Notes 2 and 6 of Notes to Consolidated Financial Statements."

                   SELECTED PROPERTY FINANCIAL AND OTHER DATA

     For comparative purposes, the table that follows provides selected historical financial and other data of our properties. The historical results of the properties for 1997 include the results achieved by us for the period from November 26, 1997 to December 31, 1997 and the results achieved by the prior owners of the properties for the period from January 1, 1997 to November 25, 1997. The historical results of operations of the properties for periods prior to November 26, 1997 include properties that were managed by our predecessor and exclude the results of four properties that were contributed to us in our formation transactions that were not previously managed by our predecessor. See "Item 14. Note 1 of Notes to Consolidated Financial Statements" for a description of our formation transactions. In addition, the historical results of operations include the results of properties acquired after November 26, 1997, from the date of acquisition of such properties to December 31, 1997.

                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------
                                                                                        COMPANY
                                                                 ------------------------------------------------------
                                       PROPERTIES COMBINED(1)    HISTORICAL(2)   PRO FORMA(3)
                                       -----------------------   -------------   ------------
                                          1995         1996          1997            1997          1998         1999
                                       ----------   ----------   -------------   ------------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
OPERATING DATA:
  Rental revenues....................  $  106,180   $  166,415    $  233,856       $282,665     $  354,658   $  439,658
BALANCE SHEET DATA:
  Investment in real estate at
    cost.............................   1,018,681    1,616,091     2,442,999                     3,369,060    3,249,452
  Secured debt(4)....................     254,067      522,634       535,652                       734,196      707,037
PROPERTY DATA:
  Industrial Properties
    Property net operating
      income(5)......................                                               137,955        187,218      269,339
    Total rentable square footage at
      end of period..................      21,598       29,609        37,329                        56,611       65,194
    Occupancy rate at end of
      period.........................        97.3%        97.2%         95.7%                         96.0%        95.9%
  Retail Properties
    Property net operating
      income(5)......................                                                64,716         79,025       62,396
    Total rentable square footage at
      end of period..................       3,299        5,282         6,216                         6,985        1,642
    Occupancy rate at end of
      period.........................        92.4%        92.4%         96.1%                         94.6%        92.4%

---------------
(1) Represents the properties' combined historical financial and other data for the years ended December 31, 1995 and 1996. The historical results of operations of the properties for periods prior to November 26, 1997 include properties that were managed by our predecessor and exclude the results of four properties that were contributed to us in our formation transactions that were not previously managed by our predecessor. See "Item 14. Note 1 of Notes to Consolidated Financial Statements" for a description of our formation transactions.

(2) The historical results of the properties for 1997 include our results for the period from November 26, 1997 (acquisition date) to December 31, 1997 and the results achieved by the prior owners of the properties for the period from January 1, 1997 to November 25, 1997.

(3) The pro forma financial and other data has been prepared as if our formation transactions, our initial public offering (see "Item 14. Note 1 of Notes to Consolidated Financial Statements"), and certain 1997 property acquisitions and divestitures had occurred on January 1, 1997.

(4) Secured debt as of December 31, 1997, 1998 and 1999 includes unamortized debt premiums of approximately $18,286, $15,217 and $10,106, respectively. See "Item 14. Notes 2 and 6 of Notes to Consolidated Financial Statements."

(5) Property net operating income is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses and excluding depreciation, amortization and interest expense. Internal asset management costs totaling $7,659 for 1998 have been reclassified from property operating expenses to general and administrative expenses to conform with current year presentation. See "Item 14. Note 15 of Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion which are not historical facts may be forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases by tenants, increased interest rates and operating costs, our failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, our failure to successfully integrate acquired properties and operations, our failure to divest of properties we have contracted to sell or to timely reinvest proceeds from any such divestitures, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities), our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Financial Results" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

                                    GENERAL

     We commenced operations as a fully integrated real estate company in connection with the completion of our initial public offering on November 26, 1997, and elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986 with our initial tax return for the year ended December 31, 1997. AMB Property Corporation and the operating partnership were formed shortly before the consummation of the initial public offering. See "Item 14. Note 1 of Notes to Consolidated Financial Statements" for a discussion of our formation transactions and initial public offering.

                             RESULTS OF OPERATIONS

     The analysis below shows changes in our results of operations for the years ended December 31, 1999, 1998 and 1997, which include changes attributable to acquisitions, divestitures and development activity, and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 95.0% leased). We refer to these properties as the "same store properties". For the comparison between the years ended December 31, 1999 and 1998, and the years ended December 31, 1998 and 1997, the same store properties consist of properties aggregating approximately 35.9 and 31.1 million square feet, respectively. The properties acquired in 1998 consisted of 230 buildings, aggregating approximately 19.2 million square feet, and the 1999 acquisitions consisted of 154 buildings, aggregating approximately 8.4 million square feet. In 1999, property divestitures consisted of 30 retail centers and 15 industrial buildings, aggregating approximately 6.6 million square feet. There were no property divestitures in 1998. The historical results of operations of the properties for the period prior to November 26, 1997 (the commencement of operations as a fully integrated real estate company) include properties that were managed by our predecessor, an investment manager, and exclude the results of four properties that were contributed to us in our formation transactions that our predecessor did not previously manage. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisitions of additional properties. Our future revenues and expenses may vary materially from their historical rates.

YEARS ENDED DECEMBER 31, 1999 AND 1998 (DOLLARS IN MILLIONS)

               RENTAL REVENUES                  1999      1998     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $212.9    $206.1     $  6.8        3.3%
1998 acquisitions............................   117.8      55.9       61.9      110.7%
1999 acquisitions............................    35.4        --       35.4         --
Developments.................................    33.0      28.4        4.6       16.2%
Divestitures.................................    40.6      64.3      (23.7)     (36.9)%
                                               ------    ------     ------      -----
          Total..............................  $439.7    $354.7     $ 85.0       24.0%
                                               ======    ======     ======      =====

     Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $85.0 million, or 24.0%, for the year ended December 31, 1999 to $439.7 million as compared with the same period in 1998. Approximately $6.8 million, or 8.0%, of this increase was attributable to same store properties. The growth in rental revenues in same store properties resulted primarily from the incremental effect of rental rate increases, changes in occupancy rates and reimbursement of expenses, offset by a decrease in straight-line rents. During the year ended December 31, 1999, the increase in base rents (cash basis) for same store properties was 12.7% on 6.8 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME        1999    1998    $ CHANGE    % CHANGE
     --------------------------------------        ----    ----    --------    --------
Equity earnings in unconsolidated joint
  ventures.......................................  $4.7    $2.7      $2.0        74.1%
Investment management income.....................   1.0     0.1       0.9       900.0%
Other............................................   2.8     1.4       1.4       100.0%
                                                   ----    ----      ----       -----
          Total..................................  $8.5    $4.2      $4.3       102.4%
                                                   ====    ====      ====       =====

     Other revenues, including equity in earnings of unconsolidated joint ventures, investment management income, and interest income, totaled $8.5 million for the year ended December 31, 1999 as compared to $4.2 million for the year ended December 31, 1998. The $4.3 million increase was primarily attributable to the earnings from our equity investment in our unconsolidated joint ventures, acquisition fees related to the Alliance Fund I and an increase in interest income as a result of higher cash balances.

         PROPERTY OPERATING EXPENSES             1999     1998     $ CHANGE    % CHANGE
         ---------------------------            ------    -----    --------    --------
Rental expenses...............................  $ 51.7    $40.2     $11.5        28.6%
Real estate taxes.............................    56.2     48.2       8.0        16.6%
                                                ------    -----     -----       -----
  Property operating expenses.................  $107.9    $88.4     $19.5        22.1%
                                                ======    =====     =====       =====

Same store....................................  $ 50.2    $50.1     $ 0.1         0.2%
1998 acquisitions.............................    27.3     12.6      14.7       116.7%
1999 acquisitions.............................     9.3       --       9.3          --
Developments..................................     9.5      7.9       1.6        20.3%
Divestitures..................................    11.6     17.8      (6.2)      (34.8)%
                                                ------    -----     -----       -----
          Total...............................  $107.9    $88.4     $19.5        22.1%
                                                ======    =====     =====       =====

     Property operating expenses increased by $19.5 million, or 22.1%, for the year ended December 31, 1999, to $107.9 million, as compared with the same period in 1998. Internal asset management costs of $7.7 million for 1998 have been reclassified to general and administrative expenses to conform with current year presentation. Same store properties' operating expenses increased by $0.1 million for the year ended December 31, 1999. The change in same store properties' operating expenses primarily relates to increases in same store properties' real estate taxes of approximately $1.0 million for the year ended December 31, 1999, offset by decreases in same store properties' insurance of $0.9 million.

               OTHER EXPENSES                   1999      1998     $ CHANGE    % CHANGE
               --------------                  ------    ------    --------    --------
General and administrative expense...........  $ 25.2    $ 19.6     $ 5.6        28.6%
Interest expense.............................    88.7      69.7      19.0        27.3%
Depreciation expense.........................    67.5      57.4      10.1        17.6%
                                               ------    ------     -----        ----
          Total..............................  $181.4    $146.7     $34.7        23.7%
                                               ======    ======     =====        ====

     General and administrative expense increased by $5.6 million, or 28.6%, for the year ended December 31, 1999, to $25.2 million, as compared with the same period in 1998. Internal asset management costs of $7.7 million for 1998 have been reclassified from property operating expenses to general and administrative expenses to conform with the current year presentation. The increase was primarily attributable to additional staffing that resulted from the growth in our portfolio, with the remainder of the increase due to the change in our accounting policy for capitalizing internal acquisition costs. Effective during the second quarter of 1998, we changed our policy to expense all internal acquisition costs in accordance with EITF 97-11. The increase in interest expense was primarily due to higher interest rates and a full year of interest expense in 1999 attributable to the $400.0 million unsecured senior debt securities and the increase in depreciation was due to the growth in our real estate acquisitions in 1998 and 1999.

YEARS ENDED DECEMBER 31, 1998 AND 1997 (DOLLARS IN MILLIONS)

               RENTAL REVENUES                  1998      1997     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $211.2    $201.6     $ 9.6         4.8%
Acquisitions and development.................   143.5      81.1      62.4        76.9%
                                               ------    ------     -----        ----
          Total..............................  $354.7    $282.7     $72.0        25.5%
                                               ======    ======     =====        ====

     Rental revenues, including straight-line rents, tenant reimbursements and other property related income, increased by $72.0 million, or 25.5%, for the year ended December 31, 1998. Approximately $9.6 million, or 13.3%, of this increase, was attributable to same store properties with the remaining $62.4 million primarily attributable to properties acquired in 1998 and properties under development. The growth in rental revenues in same store properties resulted primarily from the incremental effect of rental rate increases and changes in occupancy and reimbursement of expenses. During the year ended December 31, 1998, the increase in average base rents (cash basis) was 14.3% on
7.7 million square feet leased.

          PROPERTY OPERATING EXPENSES            1998     1997     $ CHANGE    % CHANGE
          ---------------------------            -----    -----    --------    --------
Same store.....................................  $54.4    $55.1     $(0.7)       (1.3)%
Acquisitions and development...................   34.0     26.4       7.6        28.8%
                                                 -----    -----     -----        ----
          Total................................  $88.4    $81.5     $ 6.9         8.5%
                                                 =====    =====     =====        ====

     Property operating expenses increased by $6.9 million, or 8.5%, for the year ended December 31, 1998, to $88.4 million, as compared to the same period in 1997. Internal asset management costs of $7.7 million for 1998 have been reclassified to general and administrative expenses to conform with current year presentation. Same store properties' operating expenses decreased by $0.7 million for the year ended December 31, 1998, while operating expenses attributable to properties acquired in 1998 and properties under development amounted to $7.6 million. The change in same store properties' operating expenses relates to increases in same store properties real estate taxes of approximately $1.0 million, offset by decreases in other property operating expenses, including insurance expenses and property management fees of approximately $1.7 million.

      GENERAL AND ADMINISTRATIVE EXPENSES        1998     1997     $ CHANGE    % CHANGE
      -----------------------------------        -----    -----    --------    --------
General and administrative expenses............  $19.6    $19.4      $0.2        1.0%
                                                 =====    =====      ====        ===

     Our general and administrative expenses increased by $0.2 million for the year ended December 31, 1998, after reclassifying internal asset management costs of $7.7 million for 1998 from property operating expenses to general and administrative expenses, as compared to our predecessor's investment management expenses of $19.4 million for the period from January 1, 1997 to November 25, 1997. Investment management expenses of our predecessor consisted primarily of salaries and other general and administrative expenses. The decrease is primarily attributable to the change in our operations from an investment manager to a fully integrated real estate company and the formation of AMB Investment Management.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of our properties will include cash flow from operations, borrowings under our unsecured credit facility, other forms of secured and unsecured financing, proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries) and net proceeds from divestiture of properties. We presently believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to continue to meet liquidity requirements for the foreseeable future.

  Capital Resources

     Property Divestitures. On March 9, 1999, we signed three separate definitive agreements with BPP Retail, LLC, a co-investment entity between Burnham Pacific and the California Public Employees' Retirement System, pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 of our retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663.4 million. The sale of three of the properties was subject to the consent of one of our joint venture partners, which did not consent to the sale of these properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, was approximately $560.3 million. We intend to dispose of the remaining three properties or our interests in the joint ventures through which we hold such properties. We are including these properties in properties held for divestiture in our financial statements.

     Pursuant to the agreements, BPP Retail acquired the 25 retail centers in three separate transactions. Pursuant to the closing of the first transaction, which occurred on June 15, 1999, BPP Retail acquired nine retail shopping centers, totaling approximately 1.4 million square feet, for an aggregate price of approximately $207.4 million. We used the proceeds from the first transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under our unsecured credit facility, to pay transactions expenses, to acquire certain properties and for general corporate purposes. This divestiture resulted in an approximate net gain of $10.3 million, which is net of extraordinary loss consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. On August 4, 1999, the second transaction with BPP Retail closed. Pursuant to the closing of the second transaction, BPP Retail acquired 12 of our retail shopping centers, totaling approximately 2.0 million square feet, for an aggregate price of approximately $245.8 million. We used the proceeds from the second transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under our unsecured credit facility, to pay transaction expenses, to acquire certain properties and for general corporate purposes. This divestiture resulted in an approximate net gain of $20.2 million, which is net of extraordinary loss consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. On December 1, 1999, the third transaction with BPP Retail closed. BPP Retail acquired the remaining four retail centers, totaling approximately
0.9 million square feet, for an aggregate price of approximately $107.2 million. We used the proceeds from the third divestiture to partially repay amounts outstanding under our unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. This divestiture resulted in an approximate gain of $9.1 million.

     In addition, we entered into a definitive agreement, subject to a financing condition, with Burnham Pacific, pursuant to which, if fully consummated, Burnham Pacific would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for an aggregate price of approximately $284.4 million. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of Burnham Pacific's decision not to waive the financing condition.

     In connection with the BPP Retail transactions, we have granted the California Public Employees' Retirement System an option to purchase up to 2,000,000 shares of our common stock for an exercise price of $25.00 per share that may be exercised on or before March 31, 2000. We have registered the 2,000,000 shares of common stock issuable upon exercise of the option.

     In the fourth quarter of 1999, we disposed of three of the retail properties that were initially under contract with Burnham Pacific to an institutional investor for whom AMB Investment Management provides asset management services. The properties aggregated approximately 0.4 million square feet and were sold for an aggregate price of approximately $96.3 million. In addition, we disposed of another of these properties, aggregating approximately
0.6 million square feet, to an unaffiliated third party for an aggregate price of approximately $58.1 million. The divestitures of these four properties resulted in an approximate net gain of $14.9 million, which is net of extraordinary gain consisting of write-offs of debt premiums with an offset for prepayment penalties related to the indebtedness extinguished. We currently intend to dispose of one of the remaining two retail properties or our interest in the joint venture which holds such property.

     In addition, during 1999, we disposed of 15 industrial buildings and one other retail center, aggregating approximately 1.3 million square feet, for an aggregate price of approximately $49.4 million. These divestitures resulted in an aggregate approximate net loss of $3.4 million.

     As of December 31, 1999, the net carrying values of the industrial properties and retail centers held for divestiture were $12.8 million and $168.5 million, respectively. Certain of the properties held for divestiture are subject to indebtedness, which totaled $54.3 million as of December 31, 1999. These divestitures are subject to negotiation of acceptable terms and other customary conditions. We intend to use the proceeds from these transactions to pay expenses incurred in connection with the divestitures, to repay the secured debt related to the properties divested, to partially repay amounts outstanding under our unsecured credit facility, for potential acquisitions and for general corporate purposes. There can be no assurance that we will dispose of any of the properties held for divestiture in a timely manner.

     Credit Facilities. We have a $500 million unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The credit facility has a term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points (currently 15 basis points) of the undrawn funds based on our credit rating. We use the credit facility principally for acquisitions and for general working capital requirements. Borrowings under the credit facility bear interest at LIBOR plus 90 to 120 basis points (currently LIBOR plus 90 basis points), depending on our debt rating at the time of the borrowings. As of December 31, 1999, the outstanding balance on the credit facility was $83.0 million and bore interest at a weighted average interest rate of 6.7%. Monthly debt service payments on the credit facility are interest only. The credit facility matures in November 2000. At December 31, 1999, the remaining amount available under the credit facility was approximately $417.0 million.

     In addition, we have $80.0 million of unsecured debt held through our investment in the Alliance Fund I. The debt is secured by the unfunded capital commitments of the investors in the Alliance REIT I, a limited partner in the Alliance Fund I. The debt bears interest of LIBOR plus 87.5 basis points and matures in April 2001. As of December 31, 1999, the loan bore interest at 6.7% (based on 30-day LIBOR of 5.8%).

     Debt and Equity Activities. On May 5, 1999, AMB Property II, L.P., one of our subsidiaries, issued and sold 1,595,337 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $3.875 per annum. The Series D Preferred Units are redeemable by AMB Property II, L.P. on or after May 5, 2004, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series D Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series D Preferred Stock. AMB Property II, L.P. used the net proceeds of approximately $77.8 million to make a loan to the operating partnership in the amount of approximately $20.1 million and to purchase an unconsolidated joint venture interest for a price of approximately $57.7 million from the operating partnership. The loan was repaid in full on August 31, 1999.

The operating partnership used the funds to repay borrowings under our unsecured credit facility and for general corporate purposes.

     On August 31, 1999, AMB Property II, L.P. issued and sold 220,440 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of original issuance and are payable quarterly in arrears at a rate per unit equal to $3.875 per annum. The Series E Preferred Units are redeemable by AMB Property II, L.P. on or after August 31, 2004, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series E Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of AMB's Series E Preferred Stock. AMB Property II, L.P. used the gross proceeds of approximately $11.0 million to pay placement fees, for transaction expenses and to repay approximately $10.8 million in loans made to it by the operating partnership. The operating partnership used the funds to pay approximately $10.0 million in partial repayment of amounts outstanding under our unsecured credit facility and for general corporate purposes.

     On February 9, 1999, the operating partnership issued an aggregate of 1,034 limited partnership units with an aggregate value of approximately $0.02 million to two corporations and twelve individuals. On April 30, 1999, the operating partnership issued an aggregate of 390,633 limited partnership units with an aggregate value of approximately $9.4 million to two corporations and twelve individuals. On May 21, 1999, the operating partnership issued 18,638 limited partnership units with a value of approximately $0.5 million to a limited liability company. On May 26, 1999, the operating partnership issued 212,766 limited partnership units with a value of approximately $5.0 million to a limited liability company. On September 30, 1999, the operating partnership issued an aggregate of 3,642 limited partnership units with an aggregate value of $0.09 million to five partnerships. All of these limited partnership units were issued in partial consideration for the acquisition of properties.

     Holders of limited partnership units may redeem part or all of their limited partnership units for cash, or at our election, exchange their limited partnership units for shares of our common stock on a one-for-one basis. The issuance of limited partnership units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

     During 1999, 31,109 limited partnership units were redeemed for cash and 535,753 limited partnership units were redeemed for shares of our common stock.

     During the fourth quarter of 1999, our Board of Directors approved a stock repurchase program for the repurchase of up to $50.0 million worth of our common stock. During 1999, we repurchased a total of 1,443,600 shares of our common stock in the open market, for an aggregate purchase price of $27.3 million (including commissions). The average price per share was $18.913. In January 2000, our Board of Directors approved an increase in the stock repurchase program, thereby authorizing the repurchase of an aggregate of up to $100.0 million worth of our common stock. Our stock repurchase program will expire on the second anniversary of the first purchase made thereunder.

     At the time of our initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain of our investors, which were subject to advisory agreements with our predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to us and cancelled. Inasmuch as the cancelled shares of common stock represent indirect interests in the operating partnership that were reallocated from us (thereby decreasing the number of shares of common stock outstanding) to other unitholders (thereby increasing the number of limited partnership units owned by partners other than us), the total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

     Market Capitalization. As of December 31, 1999, the aggregate principal amount of our secured debt was $696.9 million, excluding unamortized debt premiums of $10.1 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average of 7.8%) and final maturity dates ranging from May 2000 to April 2014. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $10.4 million at December 31, 1999, which bear interest at variable rates. As of December 31, 1999, the estimated fair value of the secured debt was approximately $684.0 million.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a total debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently intend to continue to structure our balance sheet in order to maintain an investment grade rating on our senior unsecured debt.

     The tables below summarize our debt maturities and capitalization as of December 31, 1999 (in thousands, except share amounts and percentages).

                                                 DEBT
------------------------------------------------------------------------------------------------------
                                             ALLIANCE FUND I     UNSECURED     UNSECURED
                                 SECURED        UNSECURED       SENIOR DEBT     CREDIT        TOTAL
                                   DEBT           DEBT          SECURITIES     FACILITY        DEBT
                                 --------    ---------------    -----------    ---------    ----------
2000...........................  $ 45,128       $     --         $     --       $83,000     $  128,128
2001...........................    38,218         80,000               --            --        118,218
2002...........................    56,037             --               --            --         56,037
2003...........................    75,394             --               --            --         75,394
2004...........................    91,042             --               --            --         91,042
2005...........................    70,131             --          100,000            --        170,131
2006...........................   134,330             --               --            --        134,330
2007...........................    48,143             --               --            --         48,143
2008...........................   127,747             --          175,000            --        302,747
2009...........................     1,811             --               --            --          1,811
Thereafter.....................     8,950             --          125,000            --        133,950
                                 --------       --------         --------       -------     ----------
  Subtotal.....................   696,931         80,000          400,000        83,000      1,259,931
  Unamortized premiums.........    10,106             --               --            --         10,106
                                 --------       --------         --------       -------     ----------
          Total consolidated
            debt...............   707,037         80,000          400,000        83,000      1,270,037
Our share of unconsolidated
  joint venture debt...........    22,740             --               --            --         22,740
                                 --------       --------         --------       -------     ----------
          Total debt...........   729,777         80,000          400,000        83,000      1,292,777
Joint venture partners' share
  of consolidated joint venture
  debt.........................   (60,559)       (64,000)              --            --       (124,559)
                                 --------       --------         --------       -------     ----------
     Our share of total debt...  $669,218       $ 16,000         $400,000       $83,000     $1,168,218
                                 ========       ========         ========       =======     ==========
Weighed average interest
  rate.........................       7.8%(1)         6.7%            7.2%          6.7%           7.5%
Weighed average maturity (in
  years).......................       5.9(1)         1.3             10.9           0.9            6.8

(1) Does not include unconsolidated joint venture debt. The weighted average interest and maturity for the two unconsolidated joint venture debts were 6.9% and 6.2 years, respectively.

                                    MARKET EQUITY
--------------------------------------------------------------------------------------
                                            SHARES/UNITS
                 SECURITY                   OUTSTANDING    MARKET PRICE   MARKET VALUE
                 --------                   ------------   ------------   ------------
Common stock..............................   85,133,041       $19.94       $1,697,340
Common limited partnership units..........    4,507,689        19.94           89,872
                                             ----------                    ----------
          Total...........................   89,640,730                    $1,787,212
                                             ==========                    ==========

                           PREFERRED STOCK AND UNITS
--------------------------------------------------------------------------------
                                        DIVIDEND    LIQUIDATION     REDEMPTION
               SECURITY                   RATE      PREFERENCE      PROVISIONS
               --------                 --------    -----------    -------------
Series A preferred stock..............    8.50%      $100,000      July 2003
Series B preferred units..............    8.63%        65,000      November 2003
Series C preferred units..............    8.75%       110,000      November 2003
Series D preferred units..............    7.75%        79,767      May 2004
Series E preferred units..............    7.75%        11,022      August 2004
                                          ----       --------
  Weighted Average/Total..............    8.41%      $365,789
                                          ====       ========


                      CAPITALIZATION RATIOS
------------------------------------------------------------------
Total debt-to-total market capitalization...................  37.5%
Our share of total debt-to-total market capitalization......  35.2%
Total debt plus preferred-to-total market capitalization....  48.1%
Our share of total debt plus preferred-to-total market
  capitalization............................................  46.2%
Our share of total debt-to-total book capitalization........  35.9%

  Liquidity

     As of December 31, 1999, we had approximately $137.0 million in cash and cash equivalents and $417.0 million of additional available borrowings under our unsecured credit facility. We intend to use cash flow from operations, borrowings under our unsecured credit facility, other forms of secured and unsecured financing, proceeds from future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units by the operating partnership or its subsidiaries) and proceeds from divestitures of properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     On March 5, 1999, we declared a quarterly cash dividend of $0.35 per share on our common stock and the operating partnership declared a quarterly cash distribution of $0.35 per limited partnership unit, for the quarter ended March 31, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999. On March 5, 1999, we declared a cash dividend of $0.5313 per share on our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month-period ended April 14, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999. On March 5, 1999, the operating partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three-month period ended April 14, 1999, payable on April 15, 1999, to unitholders of record as of March 31, 1999. On March 5, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938 per unit on its Series C Preferred Units, for the three-month period ended April 14, 1999, payable on April 15, 1999, to unitholders of record as of March 31, 1999.

     On June 4, 1999, we declared a quarterly cash dividend of $0.35 per share on our common stock and the operating partnership declared a quarterly cash distribution of $0.35 per limited partnership unit, for the quarter ended June 30, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of July 6, 1999. On June 4, 1999, we declared a cash dividend of $0.5313 per share on our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month-period ended July 14, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of July 6, 1999. On June 4, 1999, the operating partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three-month period ended July 14, 1999, payable on July 15, 1999, to unitholders of record as of July 6, 1999. On June 4, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938 per unit on its Series C Preferred Units, for the three-month period ended October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On June 4, 1999, AMB Property II, L.P. declared a cash distribution of $0.5382 per unit on its Series D Preferred Units, for the period from May 5, 1999 to June 24, 1999, payable on June 25, 1999, to unitholders of record as of June 15, 1999.

     On September 10, 1999, we declared a quarterly cash dividend of $0.35 per share on our common stock and the operating partnership declared a quarterly cash distribution of $0.35 per limited partnership unit, for the quarter ended September 30, 1999, payable on October 15, 1999, to stockholders and unitholders of record as of October 5, 1999. On September 10, 1999, we declared a cash dividend of $0.5313 per share on our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month-period ended October 14, 1999, payable on October 15, 1999, to stockholders and unitholders of record as of October 5, 1999. On September 10, 1999, the operating partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three-month period ended October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938 and $0.9688 per unit on its Series C Preferred Units and Series D Preferred Units, respectively, for the three-month periods ended October 14, 1999 and September 24, 1999, respectively, payable on October 15, 1999 and September 25, 1999, respectively, to unitholders of record as of October 5, 1999 and September 15, 1999, respectively. On September 10, 1999, AMB Property II, L.P. declared a cash distribution of $0.3264 per unit on its Series E Preferred Units, for the period from August 31, 1999 to October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999.

     On December 10, 1999, we declared a quarterly cash dividend of $0.35 per share on our common stock and the operating partnership declared a quarterly cash distribution of $0.35 per limited partnership unit, for the quarter ended December 31, 1999, payable on December 28, 1999, to stockholders and unitholders of record as of December 17, 1999. On December 10, 1999, we declared a cash dividend of $0.5313 per share on our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month-period ended January 14, 2000, payable on January 17, 2000, to stockholders and unitholders of record as of January 5, 2000. On December 10, 1999, the operating partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three-month period ended January 14, 2000, payable on January 17, 2000, to unitholders of record as of January 5, 2000. On December 10, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938, $0.9688 and $0.9688 per unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, for the three-month periods ended January 14, 2000, December 24, 1999 and January 14, 2000, respectively, payable on January 17, 2000, December 27, 1999 and January 17, 2000, respectively, to unitholders of record as of January 5, 2000, December 15, 1999 and January 5, 2000, respectively.

     On February 29, 2000, we declared a quarterly cash dividend of $0.37 per share of common stock and the operating partnership declared a quarterly cash distribution of $0.37 per limited partnership unit, for the quarter ending March 31, 2000, payable on April 17, 2000, to stockholders and unitholders of record as of April 5, 2000. On February 29, 2000, we declared a cash dividend of $0.5313 per share of our Series A Preferred Stock, and the operating partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three-month period ending April 14, 2000, payable on April 17, 2000, to stockholders and unitholders of record as of April 5, 2000. On February 29, 2000, the operating partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three month period ending April 14, 2000, payable on April 17, 2000, to unitholders of record as of April 5, 2000. On February 29, 2000, AMB Property II, L.P. declared a cash distribution of $1.0938, $0.9688 and $0.9688 per unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, for the three month periods ending April 14, March 24, and April 14, 2000, respectively, payable on April 17, March 25, and April 17, 2000, respectively, to unitholders of record as of April 5, March 15, and April 5, 2000.

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt financings, equity financings and/or property divestitures. However, we may not be able to obtain future financings on favorable terms or at all.

  Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of December 31, 1999, our development pipeline included 18 projects representing a total estimated investment of $306.4 mil-lion upon completion. Of this total, approximately $164.5 million had been funded as of December 31, 1999, approximately $141.9 million is estimated to be required to complete projects under construction as of December 31, 1999, and the remainder represents estimated investments in either projects where construction has not yet begun or future phases of projects under construction. We presently expect to fund these expenditures with cash flow from operations, borrowings under our unsecured credit facility, debt or equity issuances and net proceeds from property divestitures. Other than these capital items, we have no material capital commitments.

     During the period from January 1, 1999 to December 31, 1999, we invested $471.9 million in 154 industrial buildings, aggregating approximately 8.4 million square feet. We funded these acquisitions and development projects through proceeds from the divestiture of properties, borrowings under our unsecured credit facility, limited partnership unit issuances, cash and debt assumption.

YEAR 2000 COMPLIANCE

     We conducted a comprehensive company-wide test of our financial and non-financial systems to ensure that our systems would adequately handle the year 2000 issues. We also surveyed our property managers to determine if our HVAC, security, lighting and other building systems at our properties were year 2000 compliant. As a result of our efforts, we experienced no significant problems with any of our financial or non-financial systems, nor did any of the systems at our properties malfunction, at the turn of the century. In addition, we have not experienced any significant year 2000 issues with respect to our third party suppliers. We will continue to monitor our systems and those at our properties for potential imbedded year 2000 problems. The costs incurred by us in connection with our year 2000 compliance program have been, and are expected to remain, immaterial to our financial position, results of operations and cash flows.

FUNDS FROM OPERATIONS

     We believe that Funds from Operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate measure of performance for an equity real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by U.S. generally accepted accounting principles, and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

     The following table reflects the calculation of our funds from operations for the fiscal years ended December 31, 1997, 1998 and 1999 (dollars in thousands, except share and per share data). The 1997 funds from operations was prepared on a pro forma basis (giving effect to the completion of our formation transactions, our initial public offering and certain 1997 property acquisitions and divestitures as if they had occurred on January 1, 1997).

                                                 1997           1998           1999
                                              -----------    -----------    -----------
Income from operations before minority
  interests.................................  $   103,903    $   123,750    $   158,851
Real estate depreciation and amortization:
  Total depreciation and amortization.......       45,886         57,464         67,505
  Furniture, fixtures and equipment
     depreciation and ground lease
     amortization...........................         (173)          (463)        (1,002)
FFO attributable to minority
  interests(1)(2)...........................       (2,207)        (5,899)        (8,182)
Adjustments to derive FFO in unconsolidated
  joint ventures(3):
  Our share of net income...................           --         (1,750)        (4,701)
  Our share of FFO..........................           --          2,739          6,677
Series A preferred stock dividends..........           --         (3,639)        (8,500)
Series B, C, D, & E preferred unit
  distributions.............................           --         (1,795)       (19,501)
                                              -----------    -----------    -----------
FFO(1)......................................  $   147,409    $   170,407    $   191,147
                                              ===========    ===========    ===========
FFO per common share and unit:
     Basic..................................  $      1.67    $      1.90    $      2.11
                                              ===========    ===========    ===========
     Diluted................................  $      1.66    $      1.90    $      2.10
                                              ===========    ===========    ===========
Weighted average shares and units:
     Basic..................................   88,416,676     89,493,394     90,792,310
                                              ===========    ===========    ===========
     Diluted(4).............................   88,698,719     89,852,187     90,867,934
                                              ===========    ===========    ===========

---------------
(1) Funds from Operations, or FFO, is defined as income from operations before minority interests, gains or losses from sale of real estate and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the funds from operations of unconsolidated joint ventures, less minority interests' pro rata share of the funds from operations of consolidated joint ventures and perpetual preferred stock dividends. In accordance with the NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust funds from operations to eliminate the effects of non-recurring charges.

(2) Represents funds from operations attributable to minority interests in consolidated joint ventures for the periods presented, which has been computed as minority interests' share of net income before disposal of properties plus minority interests' share of real estate-related depreciation and amortization of the consolidated joint ventures for such periods. These minority interests are not convertible into shares of common stock.

(3) Represents our pro rata share of funds from operations in unconsolidated joint ventures for the periods presented, which has been computed as our share of net income plus our share of real estate-related depreciation and amortization of the unconsolidated joint venture for such periods.

(4) Includes the dilutive effect of stock options.

                FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

     Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

GENERAL REAL ESTATE RISKS

THERE ARE FACTORS OUTSIDE OF OUR CONTROL THAT AFFECT THE PERFORMANCE AND VALUE OF OUR PROPERTIES

     Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to pay distributions to our stockholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial space or a reduction in demand for industrial space, the attractiveness of our properties to potential customers, competition from other properties, our ability to provide adequate maintenance and insurance and an increase in operating costs. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels and the availability of financing. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 32.4% of the leased square footage of our properties as of December 31, 1999 will expire on or prior to December 31, 2001, with leases on 16.1% of the leased square footage of our properties as of December 31, 1999 expiring during the 12 months ending December 31, 2000. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and our ability to pay distributions on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

REAL ESTATE INVESTMENTS ARE ILLIQUID

     Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The limitations in the Internal Revenue Code and related regulations on a real estate investment trust holding property for sale may affect our ability to sell properties without adversely affecting distributions to our stockholders. The relative illiquidity of our holdings, Internal Revenue Code prohibitions and related regulations could impede our ability to respond to adverse changes in the performance of our investments and could adversely affect our financial condition, results of operations, cash flow and our ability to pay distributions on, and the market price of, our stock.

A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our properties located in California as of December 31, 1999 represented approximately 22.7% of the aggregate square footage of our properties as of December 31, 1999 and approximately 29.1% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at December 31, 1999, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for commercial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow and our ability to pay distributions on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity. During 1999, we sold 10 of the 11 retail centers that we owned in California, eight of which were sold to BPP Retail and two to an institutional investor for whom AMB Investment Management provides asset management services. Accordingly, as of December 31, 1999, 22.7% of our properties based on aggregate square footage and 29.1% of our properties based on annualized base rent were located in California.

OUR PROPERTIES ARE CURRENTLY CONCENTRATED IN THE INDUSTRIAL SECTOR

     Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type may expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could have an adverse effect on our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

     We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of our properties, with policy specifications and insured limits which we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we will generally be liable for all of the operating partnership's unsatisfied obligations other than non-recourse obligations. Any such liability could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 1999, 209 industrial buildings aggregating 14.7 million rentable square feet (representing 22.0% of our properties based on aggregate square footage and 26.9% based on annualized base rent) and 1 retail center aggregating 0.4 million rentable square feet (representing 0.6% of our properties based on aggregate square footage and 2.2% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles which we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of December 31, 1999, we had ownership interests in 21 joint ventures, limited liability companies or partnerships with third parties, as well as interests in two unconsolidated entities. As of December 31, 1999, we owned 27 (excluding the two unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

     - our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

     - agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer's, member's or partner's interest or "buy-sell" or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

     We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could have an adverse effect on our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

WE MAY BE UNABLE TO CONSUMMATE ACQUISITIONS ON ADVANTAGEOUS TERMS

     We intend to continue to acquire primarily industrial properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our unsecured credit facility, proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units by the operating partnership or its subsidiaries), and proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

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

     These risks could have an adverse effect on our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of December 31, 1999, four retail centers, aggregating approximately 1.2 million square feet, and four industrial buildings aggregating approximately 0.3 million square feet, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms and/or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

DEBT FINANCING

WE COULD INCUR MORE DEBT

     We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of our capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of our common stock or other outstanding classes of capital stock, and future issuance of shares of our capital stock. In spite of this policy, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate this policy. If we change this policy, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to make distributions to our stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

     As of December 31, 1999, we had total debt outstanding of approximately $1.3 billion including:

     - approximately $696.9 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of six years and a weighted average interest rate of 7.8%;

     - approximately $80.0 million outstanding under the unsecured credit facility related to the Alliance Fund I, with a maturity date of April 2001 and a weighted average interest rate of 6.7%;

     - approximately $83.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of November 2000 and a weighted average interest rate of 6.7%; and

     - $400.0 million aggregate principal amount of unsecured senior debt securities with maturities in June 2008, 2015 and 2018 and a weighted average interest rate of 7.2%.

     With the proceeds from the first, second and third transactions with BPP Retail, we repaid approximately $50.7 million of secured indebtedness relating to the properties divested and made payments under our unsecured credit facility in the amount of approximately $225.0 million.

     We are a guarantor of the operating partnership's obligations with respect to the senior debt securities referenced above. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, we expect that our cash flow will not be sufficient in all years to pay distributions to our stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of December 31, 1999, we had $83.0 million and $80.0 million outstanding under our unsecured credit facility and the unsecured credit facility related to the Alliance Fund I, respectively. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

     In order to qualify as a real estate investment trust under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 95% of our real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain). Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third-party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Additional debt financing may substantially increase our leverage.

WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of December 31, 1999, we had 16 non-recourse secured loans which are cross-collateralized by 17 properties. As of December 31, 1999, we had $196.5 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt which is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our predecessors have been in existence for varying lengths of time up to 17 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore are not disclosed in this report. We assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership's limited partnership units and/or shares of our common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against our predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - claims of customers, vendors or other persons dealing with our predecessors prior to the formation transactions that had not been asserted prior to the formation transactions;

     - accrued but unpaid liabilities incurred in the ordinary course of business;

     - tax liabilities; and

     - claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

     Certain customers may claim that the formation transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material. See "-- Government Regulations -- We Could Encounter Costly Environmental Problems" below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties or entities could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

CONFLICTS OF INTEREST

SOME OF OUR EXECUTIVE OFFICERS ARE INVOLVED IN OTHER REAL ESTATE ACTIVITIES AND INVESTMENTS

     Some of our executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers which own property that we believe is not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following our initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial or retail properties other than those currently under development at the time of our initial public offering. AMB Institutional Housing Partners, AMB Development, Inc. and AMB Development, L.P. continue to use the name "AMB" pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of our executive officers and directors could divert management's attention from our day-to-day operations. Most of our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

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

CERTAIN OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL

     As of December 31, 1999, AMB Development, L.P. owns interests in 11 retail development projects in the U.S., 10 of which consist of a single free-standing Walgreens drugstore and one of which consists of a free-standing Walgreens drugstore, a ground lease to McDonald's and a 14,000 square foot retail center. In addition, Messrs. Abbey, Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships which own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $75,000, in a limited partnership which owns an office building located in Oakland, California.

     In addition, several of our executive officers individually own:

     - less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

     - certain interests in and rights to developed and undeveloped real property located outside the United States; and

     - certain other de minimis holdings in equity securities of real estate companies.

     Thomas W. Tusher, a member of our board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued as of December 31, 1999 at approximately $1.2 million. Messrs. Abbey, Moghadam and Burke each have an approximately 26.7% interest in the partnership, each valued as of December 31, 1999 at approximately $1.6 million.

     We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement by our executive officers and directors in these properties could divert management's attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from our executive officers or their affiliates without the approval of the disinterested members of our board of directors with respect to that transaction.

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

OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS

     As of March 10, 2000, our three largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), Southern Company Services, Inc. and Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor) beneficially owned approximately 16.9% of our outstanding common stock. In addition, our executive officers and directors beneficially owned approximately 5.8% of our outstanding common stock as of March 10, 2000, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

WE COULD SUFFER LOSSES IF WE FAIL TO ENFORCE THE TERMS OF CERTAIN AGREEMENTS

     As holders of shares of our common stock and performance units, certain of our directors and officers could have a conflict of interest with respect to their obligations as directors and officers to vigorously enforce the terms of certain of the agreements relating to our formation transactions. The potential failure to enforce the material terms of those agreements could result in a monetary loss to us, which loss could have a material adverse effect on our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

WE COULD INVEST IN REAL ESTATE MORTGAGES

     We may invest in mortgages, and may do so as a strategy for ultimately acquiring the underlying property. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds to acquire these mortgages. In any of these events, our funds from operations and our ability to make distributions on, and the market price of, our stock could be adversely affected. Funds from operations means income (loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization, excluding depreciation of furniture, fixtures and equipment less funds from operations attributable to minority interests in consolidated joint ventures which are not convertible into shares of common stock.

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

     Some of our properties are leased or have been leased, in part, to owners and operators of dry cleaners that operate on-site dry cleaning plants, to owners and operators of gas stations or to owners or operators of other businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. In connection with certain of the divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

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

     We have formed a limited liability company with AIG Global Real Estate Investment Corp. to acquire, develop, manage and operate environmentally impaired properties in target markets nationwide. The operating partnership is the managing member of this venture. Each of AIG and the operating partnership has committed $50 million to this venture. This venture currently intends to invest primarily in industrial properties located near major airports, ports and in-fill areas with known and quantifiable environmental issues, as well as, to a more limited extent, well-located, value-added retail properties. Environmental issues for each property are evaluated and quantified prior to acquisition. Phase I environmental assessments are performed on the property; Phase II testing is completed, if necessary, to supplement existing environmental data on the property; and detailed remedial cost estimates are prepared by independent third party engineers. Our and AIG Global Real Estate Investment Corp.'s risk management teams then review the various environmental reports and determine whether the property is appropriate for acquisition. The costs of environmental investigation, clean-up and monitoring are underwritten into the cost of the acquisition and appropriate environmental insurance is obtained for the property.

     None of the environmental assessments of our properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, and we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, future laws, ordinances or regulations may impose material environmental liability and the current environmental condition of our properties may be affected by tenants, by the condition of land, by operations in the vicinity of the properties (such as releases from underground storage tanks), or by third parties unrelated to us. If the costs of compliance with environmental laws and regulations now existing or adopted in the future exceed our budgets for these items, our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock could be adversely affected.

OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY WITH OTHER REGULATIONS

     Our properties are also subject to various federal, state and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could have an adverse effect on our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

FEDERAL INCOME TAX RISKS

OUR FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO STOCKHOLDERS

     We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 1997. We currently intend to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a real estate investment trust. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a real estate investment trust, or that our future operations could cause us to fail to qualify. Qualification as a real estate investment trust requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, at least 95% of our gross income in any year must be derived from qualifying sources, we must pay dividends to stockholders aggregating annually at least 95% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and we must satisfy specified asset tests on a quarterly basis. These provisions and the applicable treasury regulations are more complicated in our case because we hold our assets in partnership form. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust. In connection with recent property acquisitions, we acquired partnership interests and may have inadvertently acquired the voting securities of shell corporations in violation of the 10% asset test at March 31, 1999. However, while no assurance can be given, based on the advice of counsel in the relevant jurisdiction and other factors, we do not believe that we have in fact violated this test or that we would lose our status as a real estate investment trust as a result of this matter. If the value of our investments in early-stage companies (as discussed below), either individually or in the aggregate, appreciate significantly, it may adversely affect our ability to continue to qualify as a real estate investment trust, unless we are able to restructure or dispose of our holdings on a timely basis.

     If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost qualification. If we lose our real estate investment trust status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

WE MAY INVEST IN HIGHLY SPECULATIVE EARLY-STAGE COMPANIES IN WHICH WE MAY LOSE OUR ENTIRE INVESTMENT OR WHICH MAY JEOPARDIZE OUR STATUS AS A REAL ESTATE INVESTMENT TRUST

     From time to time, we may invest in early-stage companies that we believe will enhance our understanding of changes occurring in the movement of goods, which may, in turn, sharpen our real estate investment focus, create real estate provider relationships with growth companies and provide the potential for significant returns on invested capital. We currently expect that each of these investments will generally be in the amount of $10.0 million or less. As a result, we believe that the amounts of our investments in early-stage companies are immaterial, both individually and in the aggregate. However, these investments are highly speculative and it is possible that we may lose our entire investment in an early-stage company. We believe that our investments in these companies have been structured so that we currently qualify as a real estate investment trust under the Internal Revenue Code. However, if the value of these investments, either individually or in the aggregate, appreciate significantly, it may adversely affect our ability to continue to qualify as a real estate investment trust, unless we are able to restructure or dispose of our holdings on a timely basis. To date, we have invested approximately $14.0 million in early-stage companies. One of these investments, in an initial amount of $5.0 million, has appreciated to a market value in excess of $35.0 million at December 31, 1999, if it were freely tradable. See "-- Our Failure to Qualify as a Real Estate Investment Trust Would Have Serious Adverse Consequences to Stockholders."

WE PAY SOME TAXES

     Even if we qualify as a real estate investment trust, we will be subject to certain state and local taxes on our income and property. In addition, the net taxable income, if any, from the activities conducted through AMB Investment Management, Inc. and Headlands Realty Corporation (which we discuss below under "-- AMB Investment Management, Inc. and Headlands Realty Corporation") will be subject to federal and state income tax.

CERTAIN PROPERTY TRANSFERS MAY GENERATE PROHIBITED TRANSACTION INCOME

     From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that are held as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction that is subject to a 100% penalty tax. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction and the Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, any adverse finding by the Internal Revenue Service that a transfer or disposition of property constituted a prohibited transaction would subject us to a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, any income from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualifications as a real estate investment trust for federal income tax purposes.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

     We depend on the efforts of our executive officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. We do not have employment agreements with any of our executive officers.

WE MAY BE UNABLE TO MANAGE OUR GROWTH

     Our business has grown rapidly and continues to grow through property acquisitions. If we fail to effectively manage our growth, our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock could be adversely affected.

AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

WE DO NOT CONTROL THE ACTIVITIES OF AMB INVESTMENT MANAGEMENT, INC. AND HEADLANDS REALTY CORPORATION

     The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management, Inc. and Headlands Realty Corporation (representing approximately 95% of the economic interest in each entity). Certain of AMB's current and former executive officers and a former executive officer of AMB Investment Management, Inc. own all of the outstanding voting common stock of AMB Investment Management, Inc. (representing approximately 5% of the economic interest in AMB Investment Management, Inc.). Certain of our current and former executive officers and a director of Headlands Realty Corporation own all of the outstanding voting common stock of Headlands Realty Corporation (representing approximately 5% of the economic interest in Headlands Realty Corporation). The ownership structure of AMB Investment Management, Inc. and Headlands Realty Corporation permits us to share in the income of those corporations while allowing us to maintain our status as a real estate investment trust. We receive substantially all of the economic benefit of the businesses carried on by AMB Investment Management, Inc. and Headlands Realty Corporation through the operating partnership's right to receive dividends. However, we are not able to elect the directors or officers of AMB Investment Management, Inc. and Headlands Realty Corporation and, as a result, we do not have the ability to influence their operation or to require that their boards of directors declare and pay cash dividends on the non-voting stock of AMB Investment Management, Inc. and Headlands Realty Corporation held by the operating partnership. The boards of directors and management of AMB Investment Management, Inc. and Headlands Realty Corporation might implement business policies or decisions that would not have been implemented by persons controlled by us and that may be adverse to the interests of our stockholders or that may adversely impact our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. In addition, AMB Investment Management, Inc. and Headlands Realty Corporation are subject to tax on their income, reducing their cash available for distribution to the operating partnership.

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

OWNERSHIP OF OUR STOCK

LIMITATIONS IN OUR CHARTER AND BYLAWS COULD PREVENT A CHANGE IN CONTROL

     Certain provisions of our charter and bylaws may delay, defer or prevent a change in control or other transaction that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain our qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, after the first taxable year for which a real estate investment trust election is made, our common stock must be held by a minimum of 100 persons for at least 335 days of a

12-month taxable year (or a proportionate part of a short tax year). In addition, if we, or an owner of 10% or more of our stock, actually or constructively owns 10% or more of one of our tenants (or a tenant of any partnership in which we are a partner), the rent received by us (either directly or through any such partnership) from that tenant will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To facilitate maintenance of our qualification as a real estate investment trust for federal income tax purposes, we will prohibit the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock and more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our Series A Preferred Stock, and we will also prohibit the ownership, actually or constructively, of any shares of our Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock by any single person so that no such person, taking into account all of our stock so owned by such person, may own in excess of 9.8% of our issued and outstanding capital stock. We refer to this limitation as the "ownership limit." Shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. Any person who acquires shares in violation of the ownership limit will not be entitled to any distributions on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction.

     Our charter authorizes us to issue additional shares of common stock and Series A Preferred Stock and to issue Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and one or more other series or classes of preferred stock and to establish the preferences, rights and other terms of any series or class of preferred stock that we issue. Although our board of directors has no intention to do so at the present time, it could establish a series or class of preferred stock that could delay, defer or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interests of our stockholders.

     Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction, including a change in control, that might involve payment of a premium price for the common stock or otherwise be in the best interests of our stockholders. Those provisions include the following:

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

WE COULD CHANGE OUR INVESTMENT AND FINANCING POLICIES WITHOUT A VOTE OF STOCKHOLDERS

     Subject to our current investment policy to maintain our qualification as a real estate investment trust (unless a change is approved by our board of directors under certain circumstances), our board of directors will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution and operating policies. Although the board of directors has no present intention to revise or amend these strategies and policies, the board of directors may do so at any time without a vote of stockholders. Accordingly, stockholders will have no control over changes in our strategies and policies (other than through the election of directors), and any such changes may not serve the interests of all stockholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to stockholders.

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

THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on its market price. Sales of a substantial number of shares of our common stock in the public market (or upon exchange of limited partnership units in the operating partnership) or the perception that such sales (or exchanges) might occur could adversely affect the market price of our common stock.

     All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. On November 26, 1998, 74,710,153 shares of common stock issued in our formation transactions became eligible for sale pursuant to Rule 144, subject to the volume limitations and other conditions imposed by Rule 144, and, on November 26, 1999, these shares became eligible for sale pursuant to Rule 144(k). Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at our option, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued an outstanding 4,507,689 common limited partnership units as of December 31, 1999. As of December 31, 1999, we had reserved 8,776,280 shares of common stock for issuance under our Stock Option and Incentive Plan (not including shares that we have already issued) and, as of December 31, 1999, we had granted to certain directors, officers and employees options to purchase 4,509,561 shares of common stock (excluding forfeitures and 25,000 shares that we have issued pursuant to the exercise of options). As of December 31, 1999, we had granted 148,720 restricted shares of common stock, 1,633 of which have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed a registration statement with respect to the shares of common stock issuable under our Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership's limited partnership units.

     Future sales of the shares of common stock described above could adversely affect the market price of our common stock. The existence of the operating partnership's limited partnership units, options and shares of common stock reserved for issuance upon exchange of limited partnership units, and the exercise of options and registration rights referred to above, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

VARIOUS MARKET CONDITIONS AFFECT THE PRICE OF OUR STOCK

     As with other publicly-traded equity securities, the market price of our stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our stock are the following:

     - the extent of investor interest in us;

     - the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

     - our financial performance; and

     - general stock and bond market conditions, including changes in interest rates on fixed income securities which may lead prospective purchasers of our stock to demand a higher annual yield from future distributions. Such an increase in the required yield from distributions may adversely affect the market price of our stock.

     Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of our stock.

EARNINGS AND CASH DISTRIBUTIONS, ASSET VALUE AND MARKET INTEREST RATES AFFECT THE PRICE OF OUR STOCK

     The market value of the equity securities of a real estate investment trust generally is based primarily upon the market's perception of the real estate investment trust's growth potential and its current and potential future earnings and cash distributions, and is based secondarily upon the real estate market value of the underlying assets. For that reason, shares of our stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market's expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our stock. Another factor that may influence the price of our stock will be the distribution yield on the stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates might lead prospective purchasers of our stock to expect a higher distribution yield, which would adversely affect the market price of the stock. If the market price of our stock declines significantly, we might breach certain covenants with respect to debt obligations, which might adversely affect our liquidity and ability to make future acquisitions and our ability to pay distributions to our stockholders.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk includes the rising interest rates in connection with the Company's unsecured credit facility, the unsecured debt of the Alliance Fund I and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Resources -- Market Capitalization."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

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

     (a)(1) and (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following consolidated financial information is included as a separate section of this report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-3
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998 and 1999..............  F-5
Notes to Consolidated Financial Statements..................  F-6
Schedule III -- Real Estate and Accumulated Depreciation....  S-1

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a)(3) EXHIBITS:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Statement on
              Form S-11 (No. 333-35915)).
     3.2      Certificate of Correction of the Registrant's Articles
              Supplementary establishing and fixing the rights and
              preferences of the 8 1/2% Series A Cumulative Redeemable
              Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year
              ended December 31, 1998).
     3.3      Articles Supplementary establishing and fixing the rights
              and preferences of the 8 5/8% Series B Cumulative Redeemable
              Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January
              7, 1999).
     3.4      Articles Supplementary establishing and fixing the rights
              and preferences of the 8.75% Series C Cumulative Redeemable
              Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on January
              7, 1999).
     3.5      Articles Supplementary establishing and fixing the rights
              and preferences of the 7.75% Series D Cumulative Redeemable
              Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1999).
     3.6      Articles Supplementary establishing and fixing the rights
              and preferences of the 7.75% Series E Cumulative Preferred
              Stock (incorporated by reference to Exhibit 3.1 of the
              Registrant's Current Report on Form 8-K filed on September
              14, 1999).
     3.7      First Amended and Restated Bylaws of the Registrant
              (incorporated by reference to Exhibit 3.5 of the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1998).
     4.1      Form of Certificate for Common Stock of the Registrant
              (incorporated by reference to Exhibit 3.3 of the
              Registrant's Registration Statement on Form S-11 (No.
              333-35915)).
     4.2      Form of Certificate for the Registrant's 8 1/2% Series A
              Cumulative Redeemable Preferred Stock (incorporated by
              reference to Exhibit 3.4 of the Registrant's Registration
              Statement on Form S-11 (No. 333-58107)).
     4.3      Indenture dated as of June 30, 1998 by and among AMB
              Property, L.P., the Registrant and State Street Bank and
              Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
              Statement on Form S-11 (No. 333-49163)).
     4.4      First Supplemental Indenture dated as of June 30, 1998 by
              and among AMB Property, L.P., the Registrant and State
              Street Bank and Trust Company of California, N.A., as
              trustee (incorporated by reference to Exhibit 4.2 to the
              Registrant's Registration Statement Form S-11 (No.
              333-49163)).
     4.5      Second Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., the Registrant and State
              Street Bank and Trust Company of California, N.A., as
              trustee (incorporated by reference to Exhibit 4.3 to the
              Registrant's Registration Statement on Form S-11 (No.
              333-49163)).
     4.6      Third Supplemental Indenture dated as of June 30, 1998 by
              and among AMB Property, L.P., the Registrant and State
              Street Bank and Trust Company of California, N.A., as
              trustee (incorporated by reference to Exhibit 4.4 to the
              Registrant's Registration Statement on Form S-11 (No.
              333-49163)).
     4.7      Specimen of 7.10% Notes due 2008 (included in the First
              Supplemental Indenture incorporated by reference as Exhibit
              4.2 to the Registrant's Registration Statement on Form S-11
              (No. 333-49163)).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     4.8      Specimen of 7.50% Notes due 2018 (included in the Second
              Supplemental Indenture incorporated by reference as Exhibit
              4.3 to the Registrant's Registration Statement on Form S-11
              (No. 333-49163)).
     4.9      Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 to the Registrant's Registration Statement on
              Form S-11 (No. 333-49163)).
    10.1      Third Amended and Restated Agreement of Limited Partnership
              of AMB Property, L.P. (incorporated by reference to Exhibit
              99.1 of the Registrant's Registration Statement of Form S-3
              (No. 333-68291)).
    10.2      Form of Registration Rights Agreement among the Registrant and the persons named therein (incorporated by reference to
              Exhibit 10.2 of the Registrant's Registration Statement on
              Form S-11 (No. 333-35915)).
    10.3      Second Amended and Restated Credit Agreement, dated November
              26, 1997 (incorporated by reference to the Registrant's
              Annual Report on Form 10-K for the year ended December 31,
              1998).
    10.4      Amendment to Second Amended and Restated Revolving Credit
              Agreement made as of May 29, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
    10.5      Second Amendment to Second Amended and Restated Revolving
              Credit Agreement made as of September 30, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
    10.6      Form of Change in Control and Noncompetition Agreement
              between the Registrant and Executive Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
    10.7      The First Amended and Restated 1997 Stock Option and
              Incentive Plan of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
    10.8      The First Amendment to the First Amended Restated Stock
              Option and Incentive Plan of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
    10.9      Agreement for Purchase and Exchange entered into as of March
              9, 1999 by and among AMB Property, L.P., AMB Property II,
              L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1999).
    10.10     Agreement for Purchase and Exchange entered into as of March
              9, 1999 by and among AMB Property, L.P., AMB Property II,
              L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1999).
    10.11     Agreement for Purchase and Exchange entered into as of March
              9, 1999 by and among AMB Property, L.P., AMB Property II,
              L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1999).
    10.12     Dividend Reinvestment and Direct Purchase Plan, dated July
              9, 1999 (incorporated by reference to Exhibit 10.4 of the
              Registrant's Quarterly Report on Report Form 10-Q for the
              quarter ended June 30, 1999).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.13     Second Amended and Restated 1997 Stock Option and Incentive
              Plan (incorporated by reference to Exhibit 10.5 of the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
    10.14     Registration Rights Agreement, dated August 31, 1999
              (incorporated by reference to Exhibit 10.1 of the
              Registrant's Current Report on Form 8-K filed on September
              14, 1999).
    10.15     Fifth Amended and Restated Agreement of Limited Partnership
              of AMB Property II, L.P., dated August 31, 1999
              (incorporated by reference to Exhibit 10.2 of the
              Registrant's Current Report on Form 8-K filed on September
              14, 1999).
    10.16     Credit Agreement, dated as of September 27, 1999, by and
              among AMB Institutional Alliance Fund I, L.P., AMB
              Institutional Alliance REIT I, Inc., the Lenders and Issuing
              Bank party thereto, BT Realty Resources, Inc. and The Chase
              Manhattan Bank. (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Report Form 10-Q for
              the quarter ended September 30, 1999).
    10.17     Third Amendment to Second Amended and Restated Revolving
              Credit Agreement made as of March 22, 1999.
    21.1      Subsidiaries of the Registrant.
    23.1      Consent of Arthur Andersen LLP.
    24.1      Powers of Attorney (included in Part IV of this Form 10-K).
    27.1      Financial Data Schedule -- AMB Property Corporation.

     (b) REPORTS ON FORM 8-K:

     - The Registrant filed a Current Report on Form 8-K on October 15, 1999, regarding the acquisition of certain properties during 1999.

     - The Registrant filed Amendment No. 1 to Current Report on Form 8-K on November 16, 1999, regarding the acquisition of certain properties during 1999.

     - The Registrant filed a Current Report on Form 10-K on December 14, 1999, regarding the closing of the third transaction with BPP Retail, LLC.

     (c) EXHIBITS:

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES:

     See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

                                          AMB PROPERTY CORPORATION

                                          By:     /s/ HAMID R. MOGHADAM
                                            ------------------------------------
                                                     Hamid R. Moghadam
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of AMB Property Corporation, hereby severally constitute Hamid R. Moghadam, W. Blake Baird, David S. Fries and Michael A. Coke, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable AMB Property Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                   TITLE                       DATE
                ----                                   -----                       ----

        /s/ HAMID R. MOGHADAM             Chairman of the Board and Chief     March 22, 2000
-------------------------------------            Executive Officer
          Hamid R. Moghadam                (Principal Executive Officer)

         /s/ W. BLAKE BAIRD                          President                March 22, 2000
-------------------------------------
           W. Blake Baird

        /s/ DOUGLAS D. ABBEY                         Director                 March 22, 2000
-------------------------------------
          Douglas D. Abbey

         /s/ T. ROBERT BURKE                         Director                 March 22, 2000
-------------------------------------
           T. Robert Burke

       /s/ DANIEL H. CASE III                        Director                 March 22, 2000
-------------------------------------
         Daniel H. Case III

   /s/ ROBERT H. EDELSTEIN, PH.D.                    Director                 March 22, 2000
-------------------------------------
     Robert H. Edelstein, Ph.D.

         /s/ LYNN M. SEDWAY                          Director                 March 22, 2000
-------------------------------------
           Lynn M. Sedway

    /s/ JEFFREY L. SKELTON, PH.D.                    Director                 March 22, 2000
-------------------------------------
      Jeffrey L. Skelton, Ph.D.

                                                     Director                 March 22, 2000
-------------------------------------
          Thomas W. Tusher

     /s/ CARYL B. WELBORN, ESQ.                      Director                 March 22, 2000
-------------------------------------
       Caryl B. Welborn, Esq.

         /s/ MICHAEL A. COKE           Chief Financial Officer and Managing   March 22, 2000
-------------------------------------    Director (Principal Financial and
           Michael A. Coke                      Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
AMB Property Corporation:

     We have audited the accompanying consolidated balance sheets of AMB Property Corporation, a Maryland corporation, and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMB Property Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 18, 2000

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 1998          1999
                                                              ----------    ----------
Investments in real estate:
  Land and improvements.....................................  $  740,680    $  714,916
  Buildings and improvements................................   2,445,104     2,349,221
  Construction in progress..................................     183,276       185,315
                                                              ----------    ----------
          Total investments in properties...................   3,369,060     3,249,452
  Accumulated depreciation and amortization.................     (58,404)     (103,558)
                                                              ----------    ----------
     Net investments in properties..........................   3,310,656     3,145,894
Investment in unconsolidated joint ventures.................      57,655        66,357
Properties held for divestiture, net........................     115,050       181,201
                                                              ----------    ----------
     Net investments in real estate.........................   3,483,361     3,393,452
Cash and cash equivalents...................................      19,910        33,312
Restricted cash and cash equivalents........................       5,227       103,707
Other assets................................................      54,387        91,079
                                                              ----------    ----------
          Total assets......................................  $3,562,885    $3,621,550
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................  $  734,196    $  707,037
  Alliance Fund I unsecured debt............................          --        80,000
  Unsecured senior debt securities..........................     400,000       400,000
  Unsecured credit facility.................................     234,000        83,000
                                                              ----------    ----------
          Total debt........................................   1,368,196     1,270,037
Other liabilities...........................................     104,305        89,371
                                                              ----------    ----------
          Total liabilities.................................   1,472,501     1,359,408
Commitments and contingencies (note 13).....................
Minority interests..........................................     325,024       432,883
Stockholders' equity:
  Series A preferred stock, cumulative, redeemable, $0.01
     par value, 100,000,000 shares authorized, 4,000,000
     issued and outstanding,
     $100,000 liquidation preference........................      96,100        96,100
  Common stock, $0.01 par value, 500,000,000 shares
     authorized,
     85,917,520 and 85,133,041 issued and outstanding,
     respectively...........................................         859           851
  Additional paid-in capital................................   1,668,401     1,656,226
  Retained earnings.........................................          --        47,089
  Accumulated other comprehensive income....................          --        28,993
                                                              ----------    ----------
          Total stockholders' equity........................   1,765,360     1,829,259
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $3,562,885    $3,621,550
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         1997           1998           1999
                                                      -----------    -----------    -----------
REVENUES
  Rental revenues...................................  $    26,465    $   354,658    $   439,658
  Investment management and other income............       29,597          4,229          8,525
                                                      -----------    -----------    -----------
          Total revenues............................       56,062        358,887        448,183
OPERATING EXPENSES
  Property operating expenses.......................        5,312         40,197         51,739
  Real estate taxes.................................        3,587         48,218         56,184
  General and administrative........................        1,197         19,588         25,223
  Interest, including amortization..................        3,528         69,670         88,681
  Depreciation and amortization.....................        4,195         57,464         67,505
  Investment management expenses....................       19,358             --             --
                                                      -----------    -----------    -----------
          Total operating expenses..................       37,177        235,137        289,332
                                                      -----------    -----------    -----------
     Income from operations before minority
       interests....................................       18,885        123,750        158,851
  Minority interests' share of net income...........         (657)       (11,157)       (34,011)
                                                      -----------    -----------    -----------
     Net income before gain from divestiture of real
       estate.......................................       18,228        112,593        124,840
  Gain from divestiture of real estate..............           --             --         53,753
                                                      -----------    -----------    -----------
     Net income before extraordinary items..........       18,228        112,593        178,593
  Extraordinary items...............................           --             --         (2,490)
                                                      -----------    -----------    -----------
     Net income.....................................       18,228        112,593        176,103
  Series A preferred stock dividends................           --         (3,639)        (8,500)
                                                      -----------    -----------    -----------
     Net income available to common stockholders....  $    18,228    $   108,954    $   167,603
                                                      ===========    ===========    ===========
BASIC INCOME PER COMMON SHARE
  Before extraordinary items........................  $      1.39    $      1.27    $      1.97
  Extraordinary items...............................           --             --          (0.03)
                                                      -----------    -----------    -----------
     Net income available to common stockholders....  $      1.39    $      1.27    $      1.94
                                                      ===========    ===========    ===========
DILUTED INCOME PER COMMON SHARE
  Before extraordinary items........................  $      1.38    $      1.26    $      1.97
  Extraordinary items...............................           --             --          (0.03)
                                                      -----------    -----------    -----------
     Net income available to common stockholders....  $      1.38    $      1.26    $      1.94
                                                      ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.............................................   13,140,218     85,876,383     86,271,862
                                                      ===========    ===========    ===========
  Diluted...........................................   13,168,036     86,235,176     86,347,487
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                  1997         1998         1999
                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $  18,228    $ 112,593    $ 176,103
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        4,195       57,464       67,505
  Straight-line rents.......................................         (901)     (10,921)     (10,847)
  Amortization of debt premiums and financing costs.........         (266)      (2,730)      (3,009)
  Minority interests' share of net income...................          657       11,157       34,011
  Gain on divestiture of real estate........................           --           --      (53,753)
  Non-cash portion of extraordinary items...................           --           --       (6,058)
  Equity in (earnings) loss of AMB Investment Management....          (61)         313          875
  Equity in earnings of unconsolidated joint ventures.......           --       (1,730)      (4,701)
  Changes in assets and liabilities:
    Other assets............................................      (11,873)      (9,377)       5,199
    Other liabilities.......................................        2,301       20,411      (14,934)
                                                                ---------    ---------    ---------
         Net cash provided by operating activities..........       12,280      177,180      190,391
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............       (8,074)       2,847      (98,480)
Cash paid for property acquisitions.........................           --     (564,304)    (399,891)
Additions to land, building, development costs and other
  first generation improvements.............................     (232,807)    (125,180)    (152,643)
Additions to second generation building improvements and
  lease costs...............................................           --      (12,733)     (27,289)
Acquisition of interest in unconsolidated joint ventures....           --      (67,376)      (7,789)
Distributions received from unconsolidated joint ventures...           --       11,451        3,787
Net proceeds from divestiture of real estate................           --           --      746,037
Reduction of payable to affiliates in connection with
  Formation Transactions....................................           --      (38,071)          --
                                                                ---------    ---------    ---------
         Net cash (used in) provided by investing
           activities.......................................     (240,881)    (793,366)      63,732
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................      317,009           --          732
Borrowings on unsecured credit facility.....................      150,000      745,000      327,000
Borrowings on Alliance Fund I unsecured debt................           --           --       80,000
Borrowings on secured debt..................................          850       58,725       36,174
Payments on unsecured credit facility.......................     (182,000)    (661,000)    (478,000)
Payments on secured debt....................................         (516)     (79,380)    (117,463)
Payment of financing fees...................................         (900)      (7,704)        (242)
Net proceeds from issuance of senior debt securities........           --      399,166           --
Net proceeds from issuance of Series A preferred stock......           --       96,100           --
Net proceeds from issuance of Series B & C preferred
  units.....................................................           --      167,993           --
Net proceeds from issuance of Series D & E preferred
  units.....................................................           --           --       88,476
Contributions from investors of the Alliance Fund I.........           --           --       14,611
Dividends paid to common stockholders and preferred
  stockholders..............................................      (11,506)     (88,236)    (160,566)
Dividends paid to Predecessor stockholders..................      (16,404)          --           --
Distributions to minority interests, including preferred
  units.....................................................           --      (26,462)     (31,443)
Principal payment of notes receivable from stockholders of
  Predecessor...............................................          869           --           --
                                                                ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................      257,402      604,202     (240,721)
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........       28,801      (11,984)      13,402
Cash and cash equivalents at beginning of period............        3,093       31,894       19,910
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of period..................    $  31,894    $  19,910    $  33,312
                                                                =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK
                                         -------------------                               NOTES        ACCUMULATED
                             SERIES A      NUMBER              ADDITIONAL                RECEIVABLE        OTHER
                             PREFERRED       OF                 PAID-IN     RETAINED        FROM       COMPREHENSIVE
                               STOCK       SHARES     AMOUNT    CAPITAL     EARNINGS    STOCKHOLDERS      INCOME         TOTAL
                             ---------   ----------   ------   ----------   ---------   ------------   -------------   ----------
AMB PROPERTY CORPORATION
Balance at December 31,
 1996......................   $    --     5,181,450   $1,349   $   1,298    $  4,522       $(869)         $    --      $    6,300
 Net income................        --            --      --           --      18,228          --               --          18,228
 Dividends declared and
   paid to Predecessor
   stockholders............        --            --    (990)      (1,298)    (14,116)         --               --         (16,404)
 Principal payment of notes
   receivable from
   stockholders............        --            --      --           --          --         869               --             869
 Exchange of Predecessor
   shares for shares of AMB
   Property Corporation,
   net.....................        --      (434,834)   (312)         312          --          --               --              --
 Issuance of common stock
   for properties..........        --    65,022,185     651    1,369,740          --          --               --       1,370,391
 Issuance of common stock,
   net of IPO costs of
   $38,068.................        --    16,100,000     161      299,871          --          --               --         300,032
 Issuance of restricted
   stock...................        --         5,712      --          120          --          --               --             120
 Distributions paid to AMB
   Property Corporation
   stockholders............        --            --      --       (2,872)     (8,634)         --               --         (11,506)
                              -------    ----------   ------   ----------   ---------      -----          -------      ----------
Balance at December 31,
 1997......................        --    85,874,513     859    1,667,171          --          --               --       1,668,030
 Net income................     3,639            --      --           --     108,954          --               --         112,593
 Issuance of preferred
   stock, net of offering
   costs...................    96,100            --      --           --          --          --               --          96,100
 Issuance of restricted
   stock...................        --        43,007      --          930          --          --               --             930
 Reallocation of limited
   partners' interests in
   Operating Partnership...        --            --      --        7,215          --          --               --           7,215
 Dividends.................    (3,639)           --      --       (6,915)   (108,954)         --               --        (119,508)
                              -------    ----------   ------   ----------   ---------      -----          -------      ----------
Balance at December 31,
 1998......................    96,100    85,917,520     859    1,668,401          --          --               --       1,765,360
 Comprehensive income:
   Net income..............     8,500            --      --           --     167,603          --               --
   Unrealized gain on
     securities............        --            --      --           --          --          --           28,993
       Total comprehensive
        income.............                                                                                               205,096
 Issuance of restricted
   stock, net..............        --        98,368       1        2,214          --          --               --           2,215
 Retirement of common
   stock...................        --    (1,443,600)    (14)     (27,286)         --          --               --         (27,300)
 Exercise of stock
   options.................        --        25,000      --          526          --          --               --             526
 Conversion of Operating
   Partnership units.......        --       535,753       5       11,048          --          --               --          11,053
 Deferred compensation.....        --            --      --       (3,080)         --          --               --          (3,080)
 Deferred compensation
   amortization............        --            --      --          952          --          --               --             952
 Reallocation of limited
   partners' interests in
   Operating Partnership...        --            --      --        3,451          --          --               --           3,451
 Dividends.................    (8,500)           --      --           --    (120,514)         --               --        (129,014)
                              -------    ----------   ------   ----------   ---------      -----          -------      ----------
Balance at December 31,
 1999......................   $96,100    85,133,041   $ 851    $1,656,226   $ 47,089       $  --          $28,993      $1,829,259
                              =======    ==========   ======   ==========   =========      =====          =======      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

 1. ORGANIZATION AND FORMATION OF COMPANY

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering (the "IPO") on November 26, 1997. The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target industrial markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     The Company and the Operating Partnership were formed shortly before consummation of the IPO. AMB Institutional Realty Advisors, Inc., a California corporation and registered investment advisor (the "Predecessor"), formed AMB Property Corporation, a wholly owned subsidiary, and merged with and into the Company (the "Merger") in exchange for 4,746,616 shares of the Company's Common Stock, $0.01 par value per share (the "Common Stock"). In addition, the Company and the Operating Partnership acquired, through a series of mergers and other transactions, 31.8 million rentable square feet of industrial property and 6.3 million rentable square feet of retail property in exchange for 65,022,185 shares of the Company's Common Stock, 2,542,163 limited partner interests ("LP Units") in the Operating Partnership, the assumption of debt and, to a limited extent, cash. The net assets of the Predecessor and the properties acquired with Common Stock were contributed to the Operating Partnership in exchange for 69,768,801 LP Units. The purchase method of accounting was applied to the acquisition of the properties. Collectively, the Merger and the other formation transactions described above are referred to as the "Formation Transactions."

     On November 26, 1997, the Company completed its IPO of 16,100,000 shares of the Common Stock, for $21.00 per share, resulting in gross offering proceeds of approximately $338,100. The net proceeds of approximately $300,032 were used to repay indebtedness, to purchase interests from certain investors who elected not to receive Common Stock or LP Units in connection with the Formation Transactions, to fund property acquisitions and for general corporate working capital requirements.

     As of December 31, 1999, the Company owned an approximate 95.0% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.0% limited partner interest is owned by non-affiliated investors. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interest.

     In connection with the Formation Transactions, the Operating Partnership formed AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"). The Operating Partnership holds 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a former executive officer of AMB Investment Management collectively hold 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). AMB Investment Management was formed to succeed the Predecessor's investment management business of providing real estate investment management services on a fee basis to clients. The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation (representing a 95% economic interest therein). Certain executive officers of the Company and a director of Headlands Realty Corporation collectively own

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation primarily invests in properties and interests in entities that engage in the management, leasing and development of properties and similar activities. The Operating Partnership accounts for its investment in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of December 31, 1999, the Company owned 724 industrial buildings and 9 retail centers located in 24 markets throughout the United States. As of December 31, 1999, the industrial properties, principally warehouse distribution buildings, encompassed approximately 65.2 million rentable square feet and were 95.9% leased to over 2,240 tenants. As of December 31, 1999, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.6 million rentable square feet and were 92.4% leased to over 240 tenants.

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

  Principles of Consolidation

     The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, its wholly owned qualified REIT subsidiaries, the Operating Partnership and 21 joint ventures (the "Joint Ventures"), through which 27 properties are held and in which the Company has a controlling interest. Third party equity interests in the Operating Partnership and the Joint Ventures are reflected as minority interests in the consolidated financial statements. The Company also has two non-controlling limited partnership interests of 56.1% and 50.0% in two separate unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

  Basis of Presentation

     The consolidated financial statements for 1998 and 1999 represent the results of operations of the Company for the years ended December 31, 1998 and 1999. The consolidated financial statements for 1997 include the results of operations of the Company, including property operations for the period from November 26, 1997 (the commencement of operations as a fully integrated real estate company) to December 31, 1997 and the results of the Company's Predecessor, an investment manager, for the period from January 1, 1997 to November 25, 1997.

  Investments in Real Estate

     Investments in real estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes is reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

interest charges) are less than the carrying amount of the property. To the extent an impairment has occurred, the excess of the carrying amount of the property over its estimated fair value is charged to income.

     Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments. The estimated lives and depreciation and amortization expenses are as follows:

                                                                           DEPRECIATION AND
                                                                        AMORTIZATION EXPENSES
                                                                     ----------------------------
                                             ESTIMATED LIVES          1997      1998       1999
                                        -------------------------    ------    -------    -------
Land improvements.....................             40                $   --    $    --    $    --
Building costs........................             40                 4,012     54,417     54,668
Building improvements:
  Roof/HVAC/parking lots..............             10                    18        346      1,106
  Plumbing/signage....................              7                     2         26        144
  Painting and other..................              5                    18        668      2,546
Tenant improvements...................  Term of the related lease         1        782      4,091
Lease commissions.....................  Term of the related lease       102        761      3,902
                                                                     ------    -------    -------
     Total real estate depreciation...                                4,153     57,000     66,457
Other amortization....................           Various                 42        464      1,048
                                                                     ------    -------    -------
     Total depreciation and
       amortization...................                               $4,195    $57,464    $67,505
                                                                     ======    =======    =======

     The cost of buildings and improvements includes the purchase price of the property or interest in property, legal fees and acquisition costs, and interest, property taxes, partner earnouts, and other costs incurred during the period of construction. Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress.

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic useful life of assets are capitalized.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

  Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents include cash held in escrow in connection with property purchases, Section 1031 exchange funds and capital improvements.

  Deferred Financing Costs

     Costs incurred in connection with financing are capitalized and amortized to interest expense on a straight-line basis over the term of the related loan. As of December 31, 1998 and 1999, deferred financing fees were $7,318 and $6,659, respectively, net of accumulated amortization of $772 and $2,187, respectively. Such amounts are included in Other Assets on the Consolidated Balance Sheets.

  Investments in Equity Securities

     In 1999, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, certain of the Company's marketable equity securities are considered available-for-sale investments and are carried at market value in Other Assets on the Consolidated

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

Balance Sheets, with the difference between cost and market value recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. The adoption of SFAS No. 115 had no impact on prior year financial statements.

  Debt Premiums

     In connection with the Formation Transactions, the Company assumed certain secured debt with an aggregate principal value of $517,031 and an estimated fair value of $535,613. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 1998 and 1999, the unamortized debt premium was $15,217 and $10,106, respectively.

  Minority Interests

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in 21 joint ventures, through which 27 properties are held, that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest or (ii) the Company exercises significant control through the ability to control major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     On September 24, 1999 and December 22, 1999, AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT") issued and sold shares of its capital stock to fourteen third party investors. The Alliance REIT has elected to be taxed as a REIT under the Code, commencing with its tax year ending December 31, 1999. The Alliance REIT acquired a limited partnership interest in AMB Institutional Alliance Fund I, L.P. (the "Alliance Fund I"), which is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target industrial markets nationwide. The Operating Partnership is the managing general partner of the Alliance Fund I and, together with an affiliate of the Company, owns approximately 25.0% of the partnership interests in the Alliance Fund I. Upon final closing, it is currently expected that the Operating Partnership, together with an affiliate of the Company, will own 20% of the Alliance Fund I. The Company consolidates the Alliance Fund I for financial reporting purposes because the Operating Partnership is the sole managing general partner of the Alliance Fund I and, as a result, controls all of its major operating decisions.

     The following table distinguishes the minority interest ownership held by certain joint venture partners, separate account co-investors, the Alliance Fund I, the limited partners in the Operating Partnership, the Series B Preferred Unit holders' interest in the Operating Partnership, the Series C Preferred Unit holders' interest in an indirect subsidiary of the Company, the Series D Preferred Unit holders' interest in an indirect

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

subsidiary of the Company and the Series E Preferred Unit holders' interest in an indirect subsidiary of the Company as of and for the year ended December 31, 1999.

                                                                          MINORITY INTEREST
                                                    MINORITY INTEREST    SHARE OF NET INCOME
                                                      EQUITY AS OF       FOR THE YEAR ENDED
                                                    DECEMBER 31, 1999     DECEMBER 31, 1999
                                                    -----------------    -------------------
Joint venture partners............................      $ 18,868               $ 1,871
Separate account co-investors.....................        51,143                 3,461
Alliance Fund I...................................        14,259                   389
Limited partners in the Operating Partnership.....        91,972                 8,789
Series B preferred units (liquidation preference
  of
  $65,000)........................................        62,318                 5,608
Series C preferred units (liquidation preference
  of
  $110,000).......................................       105,847                 9,624
Series D preferred units (liquidation preference
  of
  $79,767)........................................        77,688                 3,949
Series E preferred units (liquidation preference
  of
  $11,022)........................................        10,788                   320
                                                        --------               -------
          Total...................................      $432,883               $34,011
                                                        ========               =======

  Revenues

     The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases.

     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

  Investment Management and Other Income

     Investment management income consists primarily of professional fees generated from the Predecessor's real estate investment management services for periods prior to the Formation Transactions and the Company's equity in the earnings of AMB Investment Management and the unconsolidated joint ventures for periods subsequent to the Formation Transactions. Other income consists primarily of interest income on cash and cash equivalents.

  Investment Management Expenses

     Investment management expenses represent the operating expenses of the Predecessor for periods prior to November 26, 1997 and consist of salaries and benefits and other management related expenses.

  Comprehensive Income

     In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains on certain investments in equity securities and is presented in the Consolidated Statements of Stockholders' Equity.

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

  Reclassifications

     Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on results of operations. General and administrative expenses on the Consolidated Statements of Operations include internal asset management costs of $7,659 and $9,908 for the twelve-month periods ended December 31, 1998 and 1999, respectively. Prior to the third quarter of 1999, such costs were classified as property operating expenses.

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

     The Company and AMB Investment Management share common office space under lease obligations of an affiliate of the Predecessor. Such lease obligations are charged to the Company and AMB Investment Management at cost. For the years ended December 31, 1997, 1998 and 1999, the Company paid approximately $700, $1,160 and $1,324, respectively, for occupancy costs related to the lease obligations of the affiliate.

 4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. On March 9, 1999, the Operating Partnership signed three separate definitive agreements with BPP Retail, LLC ("BPP Retail"), a co-investment entity between Burnham Pacific ("BPP") and the California Public Employees' Retirement System ("CalPERS"), pursuant to which, if fully consummated, BPP Retail would have acquired up to 28 retail shopping centers, totaling approximately 5.1 million square feet, for an aggregate price of $663,400. The sale of three of the properties was subject to the consent of one of the Company's joint venture partners, which did not consent to the sale of these properties. As a result, the price with respect to the 25 remaining properties, totaling approximately 4.3 million square feet, was approximately $560,300. The Company intends to dispose of the remaining three properties or its interests in the joint ventures through which it holds such properties. The Company has included these properties in properties held for divestiture in its financial statements.

     Pursuant to the agreements, BPP Retail acquired the 25 retail centers in three separate transactions. Pursuant to the closing of the first transaction, which occurred on June 15, 1999, BPP Retail acquired nine retail shopping centers, totaling approximately 1.4 million square feet, for an aggregate price of approximately $207,400. The Company used the proceeds from the first transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under the Company's unsecured credit facility, to pay transaction expenses, to acquire certain properties and for general corporate purposes. This divestiture resulted in an approximate net gain of $10,300, which is net of extraordinary loss consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. On August 4, 1999, the second transaction with BPP Retail closed. Pursuant to the closing of the second transaction, BPP Retail acquired 12 of the Company's retail shopping centers, totaling approximately 2.0 million square feet, for an aggregate price of approximately $245,800. The Company used the proceeds from the second transaction to repay secured debt related to the properties divested, to partially repay amounts outstanding under the Company's unsecured credit facility, to pay transaction expenses, to acquire certain properties and for general corporate purposes. This divestiture resulted in an approximate net gain of $20,200, which is net of extraordinary loss consisting of prepayment penalties with an offset for the write-off of debt premiums related to the indebtedness extinguished. On December 1, 1999, the third transaction with BPP Retail closed. BPP Retail acquired the remaining four retail centers, totaling approximately 0.9 million square

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

feet, for an aggregate price of approximately $107,193. The Company used the proceeds from the third divestiture to partially repay amounts outstanding under the Company's unsecured credit facility, to pay transaction expenses, for potential acquisitions and for general corporate purposes. This divestiture resulted in an approximate gain of $9,087.

     In addition, the Operating Partnership entered into a definitive agreement, subject to a financing condition, with BPP, pursuant to which, if fully consummated, BPP would have acquired up to six additional retail centers, totaling approximately 1.5 million square feet, for an aggregate price of approximately $284,400. On June 30, 1999, this agreement was terminated pursuant to its terms as a result of BPP's decision not to waive the financing condition.

     In connection with the BPP Retail transactions, the Company has granted CalPERS an option to purchase up to 2,000,000 shares of the Company's Common Stock for an exercise price of $25.00 per share that CalPERS may exercise on or before March 31, 2000. The Company has registered the 2,000,000 shares of Common Stock issuable upon exercise of the option.

     In the fourth quarter of 1999, the Company disposed of three of the retail properties that were originally under contract with BPP to an institutional investor for whom AMB Investment Management provides asset management services. The properties aggregated approximately 0.4 million square feet and were sold for an aggregate price of approximately $96,290. In addition, the Company disposed of another of these properties, aggregating approximately 0.6 million square feet, to an unaffiliated third party for an aggregate price of approximately $58,062. The divestiture of these four properties resulted in an approximate net gain of $14,938, which is net of extraordinary gain consisting of write-offs of debt premiums with an offset for prepayment penalties related to the indebtedness extinguished. The Company currently intends to dispose of one of the remaining two retail properties or its interest in the joint venture which holds such property.

     In addition, during 1999, the Company disposed of 15 industrial buildings and one other retail center, aggregating approximately 1.3 million square feet, for an aggregate price of approximately $49,403. These divestitures resulted in an aggregate approximate net loss of $3,385.

     Properties Held for Divestiture. As of December 31, 1999, the properties held for divestiture consisted of four retail centers and four industrial buildings, with an aggregate net carrying value of $181,201. The net carrying values of the retail centers and industrial properties held for divestiture were $168,451 and $12,750, respectively, as of December 31, 1999. Certain of the properties held for divestiture are subject to indebtedness, which totaled $54,283 as of December 31, 1999. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions.

     The following summarizes the condensed results of operations of the properties held for divestiture for the years ended December 31, 1998 and 1999:

                                                         PROPERTIES HELD FOR DIVESTITURE
                                             -------------------------------------------------------
                                               INDUSTRIAL           RETAIL               TOTAL
                                             ---------------   -----------------   -----------------
                                              1998     1999     1998      1999      1998      1999
                                             ------   ------   -------   -------   -------   -------
Income.....................................  $1,283   $1,442   $21,462   $23,170   $22,745   $24,612
Property operating expenses................     213      261     6,838     7,338     7,051     7,599
                                             ------   ------   -------   -------   -------   -------
  Net operating income.....................  $1,070   $1,181   $14,624   $15,832   $15,694   $17,013
                                             ======   ======   =======   =======   =======   =======

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

 5. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During 1999, the Company acquired $471,905 in operating properties, consisting of 154 industrial buildings, aggregating approximately 8.4 million square feet. The Company also initiated eight new development projects, aggregating approximately 1.7 million square feet, with a total estimated cost of $130,900 upon completion. Seven development projects, aggregating approximately 1.7 million square feet, were completed during the year, at a total aggregate cost of $68,900. As of December 31, 1999, the Company had 18 projects, aggregating approximately 4.3 million square feet, in its development pipeline, with a total estimated cost of $306,400 upon completion. The Company funded these acquisitions and development projects through proceeds from the divestitures of properties, borrowings under the unsecured credit facility, LP Unit issuances, cash and debt assumption.

 6. DEBT

     As of December 31, 1998 and 1999, debt consisted of the following:

                                                                 1998          1999
                                                              ----------    ----------
Secured debt, varying coupon interest rates from 4.0% to
  10.4%, due May 2000 to April 2014.........................  $  718,979    $  696,931
Alliance Fund I unsecured debt, variable interest at LIBOR
  plus 87.5 basis points (6.7% at December 31, 1999), due
  April 2001................................................          --        80,000
Unsecured senior debt securities, weighted average interest
  rate of 7.2%, due June 2008, 2015 and 2018................     400,000       400,000
Unsecured credit facility, variable interest at LIBOR plus
  90 to 120 basis points (6.7% at December 31, 1999), due
  November 2000.............................................     234,000        83,000
                                                              ----------    ----------
     Subtotal...............................................   1,352,979     1,259,931
     Unamortized debt premiums..............................      15,217        10,106
                                                              ----------    ----------
          Total consolidated debt...........................  $1,368,196    $1,270,037
                                                              ==========    ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of December 31, 1998 and 1999, the total gross investment value of those properties secured by debt was $1,458,652 and $1,385,476, respectively. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $9,155 and $10,442 at December 31, 1998 and 1999, respectively, which bear interest at variable rates. The secured debt has various financial and non-financial covenants. Additionally, certain of the secured debt is cross-collateralized. As of December 31, 1999, the estimated fair value of the secured debt was approximately $684,000.

     The unsecured debt of the Alliance Fund I represents a loan secured by the unfunded capital commitments of the third party investors in the Alliance REIT. See Note 2 for a discussion of the Alliance REIT and the Alliance Fund I.

     Interest on the senior debt securities is payable semiannually in each June and December, commencing December 1998. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants.

     The Company has a $500,000 unsecured revolving credit agreement with Morgan Guaranty Trust Company of New York, as agent, and a syndicate of twelve other banks. The credit facility has an original term of three years and is subject to a fee that accrues on the daily average undrawn funds, which varies between 15 and 25 basis points of the undrawn funds based on the Company's credit rating. The credit facility has various financial and non-financial covenants.

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

     Capitalized interest related to construction projects for the year ended December 31, 1998 was $7,192 and for the year ended December 31, 1999 was $10,872.

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of December 31, 1999, are as follows:

                                                              UNSECURED
                            SECURED     ALLIANCE FUND I      SENIOR DEBT         UNSECURED
                              DEBT      UNSECURED DEBT       SECURITIES       CREDIT FACILITY    TOTAL DEBT
                            --------    ---------------    ---------------    ---------------    ----------
2000......................  $ 45,128        $    --           $     --            $83,000        $  128,128
2001......................    38,218         80,000                 --                 --           118,218
2002......................    56,037             --                 --                 --            56,037
2003......................    75,394             --                 --                 --            75,394
2004......................    91,042             --                 --                 --            91,042
2005......................    70,131             --            100,000                 --           170,131
2006......................   134,330             --                 --                 --           134,330
2007......................    48,143             --                 --                 --            48,143
2008......................   127,747             --            175,000                 --           302,747
2009......................     1,811             --                 --                 --             1,811
Thereafter................     8,950             --            125,000                 --           133,950
                            --------        -------           --------            -------        ----------
          Subtotal........  $696,931        $80,000           $400,000            $83,000        $1,259,931
                            ========        =======           ========            =======        ==========

 7. LEASING ACTIVITY

     Future minimum rental income due under noncancelable leases with tenants in effect at December 31, 1999 is as follows:

2000.....................................................  $  335,508
2001.....................................................     289,289
2002.....................................................     232,604
2003.....................................................     176,902
2004.....................................................     128,513
Thereafter...............................................     382,119
                                                           ----------
                                                           $1,544,935
                                                           ==========

     In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $5,267 for the period from November 26, 1997 to December 31, 1997, and $68,071 and $81,055 for the years ended December 31, 1998 and 1999, respectively. These amounts are included as rental income and operating expenses in the accompanying Consolidated Statements of Operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. For the period from November 26, 1997 to December 31, 1997 and for the years ended December 31, 1998 and 1999, the Company recognized percentage rent revenues of $185, $1,870 and $1,997, respectively. Some leases contain options to renew. No individual tenant accounts for greater than 1.5% of rental revenues.

 8. INCOME TAXES

     The Company elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1997. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its taxable income

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. For the years ended December 31, 1997, 1998 and 1999, none of the dividends paid to common stockholders represented a return of capital for income tax purposes. In addition, for the year ended December 31, 1999, the Company elected to distribute all of its taxable capital gain. Approximately 18.5% of the dividends paid or payable, represents a dividend taxable as a long-term capital gain and approximately 6.9% represents a dividend taxable as an Unrecaptured Section 1250 Gain.

     Prior to the Merger, the Predecessor conducted its business as an S corporation and was not subject to federal income taxes under Subchapter S of the Internal Revenue Code. Under this election, federal income taxes were paid by the stockholders of the Predecessor.

     The following reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31, 1997, 1998 and 1999:

                                                       1997        1998        1999
                                                      -------    --------    --------
Net income available to common stockholders.........  $18,228    $108,954    $167,603
  Add: Book depreciation and amortization...........    4,195      57,464      67,505
  Less: Tax depreciation and amortization...........   (5,515)    (51,620)    (69,264)
        Book/tax difference on gain on divestiture
        of real
            estate..................................       --          --     (15,471)
     Other book/tax differences, net(1).............   (5,948)    (20,778)    (12,722)
                                                      -------    --------    --------
Taxable income available to common stockholders.....  $10,960    $ 94,020    $137,651
                                                      =======    ========    ========

---------------
(1) Primarily represents difference in timing of recognition of rent and debt premium amortization.

 9. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has a 56.1% and a 50.0% non-controlling limited partnership interest in two separate unconsolidated equity investment joint ventures, which were purchased in June 1998 and September 1999, respectively. The unconsolidated joint ventures own an aggregate of 36 industrial buildings, totaling approximately 4.0 million square feet. For the years ended December 31, 1998 and 1999, the Company's share of net operating income was $1,818 and $7,983, respectively, and, as of December 31, 1998 and 1999, the Company's share of the unconsolidated joint ventures debt was $20,186 and $22,740, respectively, with a weighted average interest rate of 6.9% and a weighted average maturity of 6.2 years.

10. STOCKHOLDERS' EQUITY

     On February 9, 1999, the Operating Partnership issued an aggregate of 1,034 LP Units with an aggregate value of approximately $25 to two corporations and twelve individuals. On April 30, 1999, the Operating Partnership issued an aggregate of 390,633 LP Units with an aggregate value of approximately $9,377 to two corporations and twelve individuals. On May 21, 1999, the Operating Partnership issued 18,638 LP Units with a value of approximately $451 to a limited liability company. On May 26, 1999, the Operating Partnership issued 212,766 LP Units with a value of approximately $5,000 to a limited liability company. On

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

September 30, 1999, the Operating Partnership issued an aggregate of 3,642 LP Units with an aggregate value of $86 to five partnerships. All of these LP Units were issued in partial consideration for the acquisition of properties.

     Holders of LP Units may redeem part or all of their LP Units for cash, or at the election of the Company, exchange their LP Units for shares of the Company's common stock on a one-for-one basis. The issuance of LP Units in connection with the acquisitions discussed above constituted private placements of securities which were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

     During 1999, 31,109 LP Units were redeemed for cash and 535,753 LP Units were redeemed for shares of the Company's Common Stock.

     During the fourth quarter of 1999, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $50,000 worth of its Common Stock. During 1999, the Company repurchased a total of 1,443,600 shares of its Common Stock in the open market, for an aggregate purchase price of $27,300 (including commissions). The average price per share was $18.913. In January 2000, the Company's Board of Directors approved an increase in the stock repurchase program, thereby authorizing the repurchase of an aggregate of up to $100,000 worth of its Common Stock. The Company's stock repurchase program will expire on the second anniversary of the first purchase made thereunder.

     At the time of the Company's IPO, 4,237,750 shares of Common Stock, known as Performance Shares, were placed in escrow by certain investors of the Company, which were subject to advisory agreements with the Company's Predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of Common Stock were released from escrow to these investors and 1,465,926 shares of Common Stock were returned to the Company and cancelled. Inasmuch as the cancelled shares of Common Stock represent indirect interests in the Operating Partnership that were reallocated from the Company (thereby decreasing the number of shares of Common Stock outstanding) to other unitholders (thereby increasing the number of LP Units owned by partners other than the Company), the total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of Common Stock and LP Units outstanding.

     On March 5, 1999, the Company declared a quarterly cash dividend of $0.35 per share on Common Stock and the Operating Partnership declared a quarterly cash distribution of $0.35 per LP Unit, for the quarter ended March 31, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999. On March 5, 1999, the Company declared a cash dividend of $0.5313 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month period ended April 14, 1999, payable on April 15, 1999, to stockholders and unitholders of record as of March 31, 1999. On March 5, 1999, the Operating Partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three month period ended April 14, 1999, payable on April 15, 1999, to unitholders of record as of March 31, 1999. On March 5, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938 per unit on its Series C Preferred Units, for the three month period ended April 14, 1999, payable on April 15, 1999, to unitholders of record as of March 31, 1999.

     On June 4, 1999, the Company declared a quarterly cash dividend of $0.35 per share on Common Stock and the Operating Partnership declared a quarterly cash distribution of $0.35 per LP Unit, for the quarter ended June 30, 1999, payable on July 15, 1999, to stockholders and unitholders of record as of July 6, 1999. On June 4, 1999, the Company declared a cash dividend of $0.5313 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month period ended July 14, 1999, payable on July 15, 1999, to stockholders and unitholders of

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

record as of July 6, 1999. On June 4, 1999, the Operating Partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three month period ended July 14, 1999, payable on July 15, 1999, to unitholders of record as of July 6, 1999. On June 4, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938 per unit on its Series C Preferred Units, for the three month period ended October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On June 4, 1999, AMB Property II, L.P. declared a cash distribution of $0.5382 per unit on its Series D Preferred Units, for the period from May 5, 1999 to June 24, 1999, payable on June 25, 1999, to unitholders of record as of June 15, 1999.

     On September 10, 1999, the Company declared a quarterly cash dividend of $0.35 per share on Common Stock and the Operating Partnership declared a quarterly cash distribution of $0.35 per LP Unit, for the quarter ended September 30, 1999, payable on October 15, 1999, to stockholders and unitholders of record as of October 5, 1999. On September 10, 1999, the Company declared a cash dividend of $0.5313 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month period ended October 14, 1999, payable on October 15, 1999, to stockholders and unitholders of record as of October 5, 1999. On September 10, 1999, the Operating Partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three month period ended October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999. On September 10, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938 and $0.9688 per unit on its Series C Preferred Units and Series D Preferred Units, respectively, for the three month periods ended October 14, 1999 and September 24, 1999, respectively, payable on October 15, 1999 and September 25, 1999, respectively, to unitholders of record as of October 5, 1999 and September 15, 1999, respectively. On September 10, 1999, AMB Property II, L.P. declared a cash distribution of $0.3264 per unit on its Series E Preferred Units, for the period from August 31, 1999 to October 14, 1999, payable on October 15, 1999, to unitholders of record as of October 5, 1999.

     On December 10, 1999, the Company declared a quarterly cash dividend of $0.35 per share on Common Stock and the Operating Partnership declared a quarterly cash distribution of $0.35 per LP Unit, for the quarter ended December 31, 1999, payable on December 28, 1999, to stockholders and unitholders of record as of December 17, 1999. On December 10, 1999, the Company declared a cash dividend of $0.5313 per share on its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month period ended January 14, 2000, payable on January 17, 2000, to stockholders and unitholders of record as of January 5, 2000. On December 10, 1999, the Operating Partnership declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three month period ended January 14, 2000, payable on January 17, 2000, to unitholders of record as of January 5, 2000. On December 10, 1999, AMB Property II, L.P. declared a cash distribution of $1.0938, $0.9688 and $0.9688 per unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, for the three month periods ended January 14, 2000, December 24, 1999 and January 14, 2000, respectively, payable on January 17, 2000, December 27, 1999 and January 17, 2000, respectively, to unitholders of record as of January 5, 2000, December 15, 1999 and January 5, 2000, respectively.

11. STOCK INCENTIVE PLAN, 401(K) PLAN AND DEFERRED COMPENSATION PLAN

  Stock Incentive Plan

     In November 1997, the Company established a Stock Option and Incentive Plan (the "Stock Incentive Plan") for the purpose of attracting and retaining eligible officers, directors and employees. The Stock Incentive Plan was amended on March 5, 1999 to increase the number of shares reserved for issuance thereunder and to amend various other provisions, including removal of provisions permitting the repricing of options granted under the Stock Incentive Plan. The Company's stockholders approved the amendments to the Stock Incentive Plan on May 7, 1999. The Company has reserved for issuance an aggregate of 8,950,000

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

shares of Common Stock under the Stock Incentive Plan. As of December 31, 1999, the Company had 4,509,561 non-qualified options outstanding to certain directors, officers and employees. Each option is exchangeable for one share of the Company's Common Stock and has a weighted average exercise price equal to $21.44. Each option's exercise price is equal to the Company's market price at the date of grant. The options had an original ten-year term and vest pro rata in annual installments over a three or four-year period from the date of grant.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Stock Incentive Plan. Opinion No. 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. As of December 31, 1999, $1,340 has been recognized as compensation expense for the Stock Incentive Plan.

     As permitted by SFAS 123, Accounting Stock-based Compensation, the Company has not changed the method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net income available to common stockholders would have been reduced by $1,767 and $3,166 and pro forma basic and diluted earnings per share would have been reduced to $1.25 and $1.24, and $1.92 and $1.92, respectively, for the years ended December 31, 1998 and 1999. The impact on pro forma net income and earnings per share for 1997 was not material.

     The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively: dividend yield of 6.5%, 6.3% and 7.2%, expected volatility of 18.8%, 23.1% and 18.5%, risk-free interest rate of 5.9%, 4.9% and 5.4%, and expected lives of 10 years for each year.

     Following is a summary of the option activity for the years ended December 31, 1997, 1998 and 1999:

                                                                           WEIGHTED        REMAINING
                                                       SHARES UNDER        AVERAGE        CONTRACTUAL
                                                       OPTION (000S)    EXERCISE PRICE       LIFE
                                                       -------------    --------------    -----------
Outstanding, 11/26/97................................         --                --                --
Granted..............................................      3,154            $21.00          10 years
Exercised............................................         --                --                --
Forfeited............................................        (10)               --                --
                                                          ------            ------        ----------
Outstanding, 12/31/97................................      3,144             21.00          10 years
Granted..............................................      1,508             21.69          10 years
Exercised............................................         --                --                --
Forfeited............................................       (268)               --                --
                                                          ------            ------        ----------
Outstanding, 12/31/98................................      4,384             21.40         9.4 years
Granted..............................................        451             22.24        10.0 years
Exercised............................................        (25)               --                --
Forfeited............................................       (300)               --                --
                                                          ------            ------        ----------
Outstanding, 12/31/99................................      4,510            $21.44         9.4 years
                                                          ======            ======        ==========
Options exercisable at year-end......................      1,832            $21.05
                                                          ======            ======
Fair value of options granted during the year........     $ 1.88
                                                          ======

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

     In 1997, under the Stock Incentive Plan, the Company sold 5,712 restricted shares of its Common Stock to certain independent directors for $0.01 per share in cash. In 1998 and 1999, under the Stock Incentive Plan the Company issued 43,007 and 100,000 restricted shares, respectively, to certain officers of the Company as part of the Performance Pay Program and in connection with employment with the Company. As of December 31, 1999, 1,633 shares of restricted stock have been forfeited. The outstanding restricted shares are subject to a repurchase right held by the Company, which lapses over a period of three to five years. The repurchase right lapses fully on January 1, 2002 for shares issued in 1997 and 1998, and lapses fully on January 20, 2004 for those shares issued in 1999.

  401(k) Plan

     In November 1997, the Company established a Section 401(k) Savings/Retirement Plan (the "Section 401(k) Plan"), which is a continuation of the Section 401(k) plan of the Predecessor, to cover eligible employees of the Company and any designated affiliate. During 1999, the Section 401(k) Plan permitted eligible employees of the Company to defer up to 10% of their annual compensation, subject to certain limitations imposed by the Code. Beginning in 2000, eligible employees may defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the
Section 401(k) Plan. During 1999, the Company matched the employee contributions to the Section 401(k) Plan in an amount equal to 50% of the first 3.5% of annual compensation deferred by each employee. Beginning in 2000, the Company intends to match the employee contributions to the Section 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee and may also make discretionary contributions to the Section 401(k) Plan. As of December 31, 1998 and 1999, the Company's accrual for 401(k) matches was $153 and $180, respectively. Such amounts were included in Other Liabilities on the Consolidated Balanced Sheets.

  Deferred Compensation Plan

     Effective September 1, 1999, the Company established a Non-Qualified Deferred Compensation Plan for officers of the Company and certain of its affiliates. The plan enables participants to defer income up to 25% of annual base pay and up to 100% of annual bonuses on a pre-tax basis. The Company may make discretionary matching contributions to participant accounts at any time. The Company made no such discretionary matching contributions in 1999. The participants' elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 1999, the total amount of compensation deferred by was $159.

12. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1997          1998         1999
                                                  -----------    ---------    --------
Cash paid for interest..........................  $     2,509    $  68,209    $ 89,627
Non-cash transactions:
  Acquisitions of properties....................  $ 2,438,634    $ 901,284    $471,905
  Assumption of debt............................     (717,613)    (221,017)    (57,480)
  Cash acquired.................................      (43,978)          --          --
  Other assumed assets and liabilities..........      (13,862)          --          --
  Minority interests' contribution, including
     units issued...............................      (64,358)    (115,963)    (14,534)
  Shares issued.................................   (1,370,391)          --          --
                                                  -----------    ---------    --------
Net cash paid, net of cash acquired.............  $   228,432    $ 564,304    $399,891
                                                  ===========    =========    ========

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

13. COMMITMENTS AND CONTINGENCIES

  Litigation

     In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

  Environmental Matters

     The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations; however, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

  General Uninsured Losses

     The Company carries comprehensive liability, fire, flood, environmental, extended coverage and rental loss insurance with policy specifications, limits and deductibles that the Company believes are adequate and appropriate under the circumstances given the relative risk of loss, the cost of such coverage and industry practice. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Certain of the properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1998 and 1999 are as follows:

                                                         QUARTER
                                  ------------------------------------------------------
                                   MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31    1998 YEAR
              1998                -----------   -----------   ------------   -----------   -----------
Revenues........................  $    75,785   $    85,014   $    94,061    $   104,027   $   358,887
Income from operations before
  minority interests............       29,188        30,382        31,802         32,378       123,750
Minority interests' share of net
  income........................       (1,282)       (2,404)       (2,930)        (4,541)      (11,157)
                                  -----------   -----------   -----------    -----------   -----------
  Net income....................       27,906        27,978        28,872         27,837       112,593
Preferred stock dividends.......           --            --        (1,514)        (2,125)       (3,639)
                                  -----------   -----------   -----------    -----------   -----------
  Net income available to common
     stockholders...............  $    27,906   $    27,978   $    27,358    $    25,712   $   108,954
                                  ===========   ===========   ===========    ===========   ===========
NET INCOME PER COMMON SHARE(1)
  Basic.........................  $      0.33   $      0.33   $      0.32    $      0.30   $      1.27
                                  ===========   ===========   ===========    ===========   ===========
  Diluted.......................  $      0.32   $      0.32   $      0.32    $      0.30   $      1.26
                                  ===========   ===========   ===========    ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic.........................   85,874,513    85,874,513    85,874,513     85,881,992    85,876,383
                                  ===========   ===========   ===========    ===========   ===========
  Diluted.......................   86,284,736    86,222,175    86,251,857     86,181,937    86,235,176
                                  ===========   ===========   ===========    ===========   ===========

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

                                                         QUARTER
                                  ------------------------------------------------------
                                   MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31    1999 YEAR
              1999                -----------   -----------   ------------   -----------   -----------
Revenues........................  $   109,572   $   115,377   $   111,784    $   111,450   $   448,183
Income from operations before
  minority interests............       34,575        41,446        42,055         40,775       158,851
Minority interests' share of net
  income........................       (6,561)       (8,145)       (9,661)        (9,644)      (34,011)
                                  -----------   -----------   -----------    -----------   -----------
  Net income before gain from
     divestiture of real
     estate.....................       28,014        33,301        32,394         31,131       124,840
Gain from divestiture of real
  estate........................           --        11,525        21,532         20,696        53,753
Extraordinary items.............           --        (1,509)       (1,347)           366        (2,490)
                                  -----------   -----------   -----------    -----------   -----------
  Net income....................       28,014        43,317        52,579         52,193       176,103
Preferred stock dividends.......       (2,125)       (2,125)       (2,125)        (2,125)       (8,500)
                                  -----------   -----------   -----------    -----------   -----------
  Net income available to common
     stockholders...............  $    25,889   $    41,192   $    50,454    $    50,068   $   167,603
                                  ===========   ===========   ===========    ===========   ===========
BASIC INCOME PER COMMON SHARE(1)
  Before extraordinary items....  $      0.30   $      0.50   $      0.60    $      0.58   $      1.97
  Extraordinary items...........           --         (0.02)        (0.02)            --         (0.03)
                                  -----------   -----------   -----------    -----------   -----------
     Net income available to
       common stockholders......  $      0.30   $      0.48   $      0.58    $      0.58   $      1.94
                                  ===========   ===========   ===========    ===========   ===========
DILUTED INCOME PER COMMON
  SHARE(1)
  Before extraordinary items....  $      0.30   $      0.50   $      0.60    $      0.58   $      1.97
  Extraordinary items...........           --         (0.02)        (0.02)            --         (0.03)
                                  -----------   -----------   -----------    -----------   -----------
     Net income available to
       common stockholders......  $      0.30   $      0.48   $      0.58    $      0.58   $      1.94
                                  ===========   ===========   ===========    ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic.........................   86,001,104    86,286,613    86,536,918     86,262,815    86,271,862
                                  ===========   ===========   ===========    ===========   ===========
  Diluted.......................   86,020,680    86,468,820    86,637,633     86,262,815    86,347,487
                                  ===========   ===========   ===========    ===========   ===========

---------------
(1) The sum of quarterly financial data may vary from the annual data due to rounding.

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

15. SEGMENT INFORMATION

     The Company has two reportable segments: industrial properties and retail properties. The industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings which are leased to tenants engaged in various types of businesses. The retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The Company evaluates performance based upon property net operating income of the combined properties in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Significant information used by the Company for the reportable segments for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                  INDUSTRIAL      RETAIL        TOTAL
                                                  PROPERTIES    PROPERTIES    PROPERTIES
                                                  ----------    ----------    ----------
Rental revenues:(1)
  1997..........................................  $   16,898     $  9,567     $   26,465
  1998..........................................     248,134      106,524        354,658
  1999..........................................     352,861       86,797        439,658
Property net operating income:(2)
  1997..........................................      11,056        6,510         17,566
  1998..........................................     187,218       79,025        266,243
  1999..........................................     269,339       62,396        331,735
Gross additions to investment in properties:(3)
  1997..........................................     686,821      140,087        826,908
  1998..........................................     916,503        9,558        926,061
  1999..........................................     820,656       29,173        849,829
Investment in properties:(4)
  1997..........................................   1,639,321      803,678      2,442,999
  1998..........................................   2,574,940      794,120      3,369,060
  1999..........................................   3,177,283       72,169      3,249,452

---------------
(1) Includes straight-line rents of $1,407, $10,921 and $10,848 for years ended December 31, 1997, 1998 and 1999, respectively.

(2) Property net operating income is defined as rental revenues, including reimbursements and straight-line rents, less property level operating expenses and excluding depreciation, amortization and interest expense.

(3) Represents cost incurred during the year for land, building, building improvements, tenant improvements, leasing costs and other related real estate costs. Amounts are before divestiture of properties of $814,825 for the year ended December 31, 1999. There were no property divestitures in 1997 or 1998.

(4) Excludes net properties held for divestiture of $0, $115,050 and $181,201 as of December 31, 1997, 1998 and 1999, respectively.

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

     The Company uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income:

                                                               1997        1998        1999
                                                              -------    --------    --------
REVENUES
Total rental revenues for reportable segments...............  $26,465    $354,658    $439,658
Investment management and other income......................   29,597       4,229       8,525
                                                              -------    --------    --------
     Total consolidated revenues............................  $56,062    $358,887    $448,183
                                                              =======    ========    ========
NET INCOME
Property net operating income for reportable segments.......  $17,566    $266,243    $331,735
Investment management and other income......................   29,597       4,229       8,525
Less:
  General and administrative................................    1,197      19,588      25,223
  Interest expense..........................................    3,528      69,670      88,681
  Depreciation and amortization.............................    4,195      57,464      67,505
  Investment management expenses............................   19,358          --          --
  Minority interests........................................      657      11,157      34,011
                                                              -------    --------    --------
     Net income before gain from divestiture of real
       estate...............................................   18,228     112,593     124,840
Gain from divestiture of real estate........................       --          --      53,753
Extraordinary items.........................................       --          --      (2,490)
                                                              -------    --------    --------
     Net income.............................................  $18,228    $112,593    $176,103
                                                              =======    ========    ========

16. NEW ACCOUNTING PRONOUNCEMENT

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Statement No. 133 may become effective for the Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement No. 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

17. SUBSEQUENT EVENTS (UNAUDITED)

     On February 29, 2000, the Company declared a quarterly cash dividend of $0.37 per share of Common Stock and the Operating Partnership declared a quarterly cash distribution of $0.37 per LP Unit, for the quarter ending March 31, 2000, payable on April 17, 2000, to stockholders and unitholders of record as of April 5, 2000. On February 29, 2000, the Company declared a cash dividend of $0.5313 per share of its Series A Preferred Stock, and the Operating Partnership declared a cash distribution of $0.5313 per unit on its Series A Preferred Units, for the three month period ending April 14, 2000, payable on April 17, 2000, to stockholders and unitholders of record as of April 5, 2000. On February 29, 2000, the Operating Partnership

                            AMB PROPERTY CORPORATION

     (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS, AND PROPERTY
                                  STATISTICS)

declared a cash distribution of $1.0781 per unit on its Series B Preferred Units, for the three month period ending April 14, 2000, payable on April 17, 2000, to unitholders of record as of April 5, 2000. On February 29, 2000, AMB Property II, L.P. declared a cash distribution of $1.0938, $0.9688 and $0.9688 per unit on its Series C Preferred Units, Series D Preferred Units and Series E Preferred Units, respectively, for the three month periods ending April 14, March 24, and April 14, 2000, respectively, payable on April 17, March 25, and April 17, 2000, respectively, to unitholders of record as of April 5, March 15, and April 5, 2000.

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                      INITIAL COST TO COMPANY       COSTS
                                                                                      -----------------------    CAPITALIZED
                                        NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
             PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
             --------                -------------   --------   ----   ------------   --------   ------------   -------------
Acer Distribution Center...........         1           CA      IND      $     --     $  3,146    $    9,479      $    500
Activity Distribution Center.......         4           CA      IND         5,148        3,736        11,248           155
Addison Technology Center..........         1           TX      IND            --          899         2,696           166
Alsip Industrial...................         1           IL      IND            --        1,200         3,744           100
Alvarado Business Center...........        10           CA      IND            --        7,906        23,757         1,723
AMB O'Hare Rosemont................        14           IL      IND            --        2,717         8,995           411
Amwiler-Gwinnett Industrial
 Portfolio.........................         9           GA      IND        13,590        6,641        19,964         1,075
Anaheim Industrial.................         1           CA      IND            --        1,457         4,341           313
Ardenwood Corporate Park...........         4           CA      IND         9,756        7,321        22,002          (280)
Artesia Industrial Portfolio.......        27           CA      IND        53,927       23,860        71,620         3,505
Atlanta South......................         9           GA      IND            --        8,047        24,180           790
Beacon Industrial Park.............         8           FL      IND        17,522       10,466        31,437         4,935
Belden Avenue......................         3           IL      IND            --        5,019        15,186           187
Beltway Distribution...............         1           VA      IND            --        4,800        15,159            --
Bensenville........................        13           IL      IND        40,307       20,799        62,438         3,212
Blue Lagoon........................         2           FL      IND        11,457        4,945        14,875            75
Bonnie Lane Industrial.............         2           IL      IND            --          884         2,732            --
Boston Industrial Portfolio........        20           MA      IND        21,032       28,518        85,799         5,883
Braemar Business Center............         2           MA      IND            --        1,422         4,613           447
Brightseat Road....................         1           MD      IND            --        1,557         4,841           359
Britannia Business Park............         2           FL      IND            --        3,199         9,637           258
Broward Business Park..............         5           FL      IND            --        1,886         5,659           245
Broward Turnpike Center............         1           FL      IND            --          682         2,046            29
Burnsville Business Center.........         1           MN      IND            --          932         2,796           115
Cabot Business Park................        17           MA      IND            --       17,231        51,726         2,121
Carson Industrial..................        12           CA      IND            --        4,231        10,418         2,477
Cascade............................         4           OR      IND            --        2,825         7,860         1,710
Chancellor.........................         1           FL      IND         2,839        1,587         4,802            66
Chancellor Square..................         3           FL      IND        16,150        7,575        22,721         1,134
Chemway Industrial Portfolio.......         5           NC      IND            --        2,875         8,625           388
Chicago Industrial.................         2           IL      IND         3,143        1,574         4,761           342

                                       GROSS AMOUNT CARRIED AT 12/31/99
                                     -------------------------------------                     YEAR OF
                                                 BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
             PROPERTY                  LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
             --------                --------   ------------   -----------   ------------   -------------   ------------
Acer Distribution Center...........  $  3,146    $    9,979    $   13,125      $    444         1997            5-40
Activity Distribution Center.......     3,736        11,404        15,140           512         1997            5-40
Addison Technology Center..........       899         2,862         3,761           127         1998            5-40
Alsip Industrial...................     1,200         3,844         5,044           170         1998            5-40
Alvarado Business Center...........     7,906        25,480        33,386         1,128         1997            5-40
AMB O'Hare Rosemont................     2,717         9,406        12,123           410         1999            5-40
Amwiler-Gwinnett Industrial
 Portfolio.........................     6,641        21,039        27,680           936         1997            5-40
Anaheim Industrial.................     1,457         4,654         6,111           207         1997            5-40
Ardenwood Corporate Park...........     7,321        21,722        29,043           982         1997            5-40
Artesia Industrial Portfolio.......    23,860        75,125        98,985         3,345         1997            5-40
Atlanta South......................     8,047        24,970        33,016         1,116         1997            5-40
Beacon Industrial Park.............    10,466        36,372        46,838         1,583         1997            5-40
Belden Avenue......................     5,019        15,373        20,392           689         1997            5-40
Beltway Distribution...............     4,800        15,159        19,959           675         1999            5-40
Bensenville........................    20,831        65,618        86,449         2,922         1997            5-40
Blue Lagoon........................     4,945        14,949        19,894           672         1997            5-40
Bonnie Lane Industrial.............       884         2,732         3,615           122         1999            5-40
Boston Industrial Portfolio........    28,518        91,682       120,200         4,062         1998            5-40
Braemar Business Center............     1,422         5,059         6,482           219         1998            5-40
Brightseat Road....................     1,557         5,200         6,757           228         1997            5-40
Britannia Business Park............     3,199         9,895        13,095           443         1997            5-40
Broward Business Park..............     1,886         5,904         7,790           263         1998            5-40
Broward Turnpike Center............       682         2,076         2,758            93         1998            5-40
Burnsville Business Center.........       932         2,912         3,844           130         1998            5-40
Cabot Business Park................    17,231        53,847        71,078         2,402         1998            5-40
Carson Industrial..................     4,231        12,896        17,127           579         1999            5-40
Cascade............................     2,825         9,570        12,396           419         1998            5-40
Chancellor.........................     1,587         4,868         6,456           218         1997            5-40
Chancellor Square..................     7,575        23,854        31,429         1,062         1998            5-40
Chemway Industrial Portfolio.......     2,875         9,013        11,888           402         1998            5-40
Chicago Industrial.................     1,574         5,103         6,676           226         1997            5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                      INITIAL COST TO COMPANY       COSTS
                                                                                      -----------------------    CAPITALIZED
                                        NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
             PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
             --------                -------------   --------   ----   ------------   --------   ------------   -------------
Circle Freeway.....................         1           OH      IND            --          530         1,591           241
Columbia Business Center...........         9           MD      IND         4,594        3,856        11,736           247
Concord Industrial Portfolio.......        10           CA      IND            --        3,719        11,647           272
Corporate Park/Hickory Hill........         7           TN      IND        16,400        6,789        20,366           472
Corporate Square...................         6           MN      IND            --        4,024        12,113           396
Corridor...........................         1           MD      IND         2,486          996         3,019            18
Crysen Industrial..................         1           DC      IND         3,303        1,425         4,275           650
D/FW Int'l Air Cargo...............         1           TX      IND            --           --        19,683            --
Deerfield Commerce Center..........         3           FL      IND            --          711         2,133            37
Diablo Industrial Park.............        16           CA      IND            --        3,449        10,730            15
Dixie Highway......................         2           KY      IND            --        1,700         5,149            94
Dock's Corner......................         1           NJ      IND            --        2,050         6,190        49,046
Dock's Corner II...................         1           NJ      IND            --        2,272         6,917           338
Dowe Industrial Center.............         2           CA      IND            --        2,665         8,034            52
East Valley Warehouse..............         1           WA      IND            --        6,813        20,511           646
East Walnut Drive..................         1           CA      IND            --          964         2,918            28
Edenvale Business Center...........         1           MN      IND         1,467          919         2,411           554
Elk Grove Village Industrial.......        11           IL      IND            --        7,713        23,179           748
Elmwood Business Park..............         5           LA      IND            --        4,163        12,488           399
Empire Drive.......................         1           KY      IND            --        1,590         4,815           244
Executive Drive....................         1           IL      IND            --        1,399         4,236           321
Fairway Drive Industrial...........         3           CA      IND            --        3,219         9,677         5,604
Fontana Industrial.................         2           CA      IND            --        2,197         6,653         2,357
Garland Industrial.................        20           TX      IND        19,600        8,161        24,484         1,634
Gateway Commerce...................         5           MD      IND        15,579        4,083        12,336           424
Gateway Corporate Center...........         9           WA      IND            --       10,369        32,201           (75)
Gateway North......................         6           WA      IND            --        6,124        18,941             7
Glen Ellyn Road....................         1           IL      IND            --          850         2,549           266
Greater Dallas Industrial
 Portfolio.........................         8           TX      IND            --       10,425        31,451         3,899
Greater Houston Portfolio..........        14           TX      IND            --        6,197        18,592         1,141

                                       GROSS AMOUNT CARRIED AT 12/31/99
                                     -------------------------------------                     YEAR OF
                                                 BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
             PROPERTY                  LAND     IMPROVEMENTS     (2)(3)      DEPRECIATION    ACQUISITION    LIFE (YEARS)
             --------                --------   ------------   -----------   ------------   -------------   ------------
Circle Freeway.....................       530         1,832         2,363            80         1998            5-40
Columbia Business Center...........     3,856        11,983        15,839           535         1999            5-40
Concord Industrial Portfolio.......     3,719        11,919        15,637           528         1999            5-40
Corporate Park/Hickory Hill........     6,789        20,838        27,627           934         1998            5-40
Corporate Square...................     4,024        12,509        16,534           559         1997            5-40
Corridor...........................       996         3,037         4,033           136         1999            5-40
Crysen Industrial..................     1,425         4,925         6,350           215         1998            5-40
D/FW Int'l Air Cargo...............        --        19,683        19,683           665         1999            5-40
Deerfield Commerce Center..........       711         2,170         2,880            97         1998            5-40
Diablo Industrial Park.............     3,449        10,745        14,194           480         1999            5-40
Dixie Highway......................     1,700         5,243         6,943           235         1997            5-40
Dock's Corner......................     5,125        52,161        57,286         1,936         1997            5-40
Dock's Corner II...................     2,272         7,255         9,527           322         1997            5-40
Dowe Industrial Center.............     2,665         8,086        10,751           363         1997            5-40
East Valley Warehouse..............     6,813        21,157        27,970           945         1999            5-40
East Walnut Drive..................       964         2,947         3,910           132         1997            5-40
Edenvale Business Center...........       919         2,966         3,884           131         1998            5-40
Elk Grove Village Industrial.......     7,713        23,927        31,640         1,069         1997            5-40
Elmwood Business Park..............     4,163        12,887        17,049           576         1998            5-40
Empire Drive.......................     1,590         5,059         6,649           225         1997            5-40
Executive Drive....................     1,399         4,557         5,956           201         1997            5-40
Fairway Drive Industrial...........     3,219        15,282        18,500           625         1999            5-40
Fontana Industrial.................     2,197         9,009        11,206           379         1997            5-40
Garland Industrial.................     8,161        26,118        34,279         1,159         1998            5-40
Gateway Commerce...................     4,083        12,760        16,844           569         1999            5-40
Gateway Corporate Center...........    10,369        32,126        42,496         1,436         1999            5-40
Gateway North......................     6,124        18,948        25,072           847         1999            5-40
Glen Ellyn Road....................       850         2,815         3,665           124         1998            5-40
Greater Dallas Industrial
 Portfolio.........................     9,995        35,781        45,775         1,547         1997            5-40
Greater Houston Portfolio..........     6,197        19,733        25,930           876         1998            5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                      INITIAL COST TO COMPANY       COSTS
                                                                                      -----------------------    CAPITALIZED
                                        NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
             PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
             --------                -------------   --------   ----   ------------   --------   ------------   -------------
Greenwood Industrial...............         3           MD      IND            --        4,729        14,188           771
Harvest Business Park..............         3           WA      IND            --        2,371         7,153           293
Hewlett-Packard Distribution.......         1           CA      IND         3,276        1,668         5,043            41
Hintz Road.........................         1           IL      IND            --          420         1,259            38
Holton Drive.......................         1           KY      IND            --        2,633         7,899           140
Houston Service Center.............         3           TX      IND            --        3,800        11,401         1,166
Industrial Drive...................         1           OH      IND            --        1,743         5,230           181
Interchange........................         2           TN      IND         7,288        3,523        10,570           344
International Multifoods...........         1           CA      IND            --        1,613         4,879            97
Itasca Industrial Portfolio........         6           IL      IND            --        6,416        19,289         1,854
Jamesburg..........................         3           NJ      IND        23,500       11,700        35,101           740
Janitrol...........................         1           OH      IND            --        1,797         5,390           241
Junction Industrial Park...........         4           CA      IND            --        7,875        23,975           233
Kent Centre........................         4           WA      IND            --        3,042         9,165           619
Kingsport Industrial Park..........         7           WA      IND        17,071        7,919        23,798          (162)
L.A. County Industrial Portfolio...         6           CA      IND            --        9,671        29,082           630
Lake Michigan Industrial
 Portfolio.........................         2           IL      IND            --        2,886         8,699           113
Laurelwood.........................         2           CA      IND            --        2,750         8,538           113
Lincoln Industrial Center..........         1           TX      IND            --          671         2,052           188
Linden Industrial..................         1           NJ      IND            --          900         2,753            --
Linder Skokie......................         1           IL      IND            --        2,938         8,854           873
Lisle Industrial...................         1           IL      IND            --        2,290         6,911            42
Locke Drive........................         1           MA      IND            --        1,074         3,227            66
Lonestar...........................         7           TX      IND        17,000        7,129        21,428           318
Los Nietos.........................         4           CA      IND            --        2,518         7,624            --
Mahwah Corporate Center............         7           NJ      IND            --       10,421        31,263           775
Meadow Lane........................         1           NJ      IND            --          838         2,594            --
MBC Industrial.....................         4           CA      IND        12,377        5,892        17,716            84
Marietta Industrial................         3           GA      IND            --        1,830         5,489           280
Meadowridge........................         3           MD      IND            --        3,716        11,147           121
Melrose Park.......................         1           IL      IND            --        2,936         9,190            39

                                       GROSS AMOUNT CARRIED AT 12/31/99
                                     -------------------------------------                     YEAR OF
                                                 BUILDING &    TOTAL COSTS   ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
             PROPERTY                  LAND     IMPROVEMENTS     (2)(3)      DEPRECIATION    ACQUISITION    LIFE (YEARS)
             --------                --------   ------------   -----------   ------------   -------------   ------------
Greenwood Industrial...............     4,729        14,959        19,688           665         1998            5-40
Harvest Business Park..............     2,371         7,446         9,817           332         1997            5-40
Hewlett-Packard Distribution.......     1,668         5,084         6,752           228         1997            5-40
Hintz Road.........................       420         1,297         1,716            58         1998            5-40
Holton Drive.......................     2,633         8,039        10,672           361         1997            5-40
Houston Service Center.............     3,800        12,567        16,367           553         1998            5-40
Industrial Drive...................     1,743         5,410         7,153           242         1997            5-40
Interchange........................     3,523        10,914        14,437           488         1998            5-40
International Multifoods...........     1,613         4,976         6,589           223         1997            5-40
Itasca Industrial Portfolio........     6,416        21,143        27,560           931         1997            5-40
Jamesburg..........................    11,700        35,841        47,541         1,607         1998            5-40
Janitrol...........................     1,797         5,631         7,427           251         1997            5-40
Junction Industrial Park...........     7,875        24,208        32,083         1,084         1999            5-40
Kent Centre........................     3,042         9,784        12,826           433         1997            5-40
Kingsport Industrial Park..........     7,919        23,636        31,556         1,066         1997            5-40
L.A. County Industrial Portfolio...     9,671        29,712        39,383         1,331         1997            5-40
Lake Michigan Industrial
 Portfolio.........................     2,886         8,811        11,697           395         1997            5-40
Laurelwood.........................     2,750         8,651        11,401           385         1997            5-40
Lincoln Industrial Center..........       671         2,240         2,910            98         1997            5-40
Linden Industrial..................       900         2,753         3,653           123         1999            5-40
Linder Skokie......................     2,938         9,727        12,665           428         1997            5-40
Lisle Industrial...................     2,290         6,952         9,243           312         1997            5-40
Locke Drive........................     1,074         3,293         4,366           148         1998            5-40
Lonestar...........................     7,129        21,745        28,875           976         1997            5-40
Los Nietos.........................     2,518         7,624        10,141           343         1999            5-40
Mahwah Corporate Center............    10,421        32,038        42,459         1,435         1998            5-40
Meadow Lane........................       838         2,594         3,432           116         1999            5-40
MBC Industrial.....................     5,892        17,800        23,692           801         1997            5-40
Marietta Industrial................     1,830         5,770         7,599           257         1998            5-40
Meadowridge........................     3,716        11,268        14,984           506         1998            5-40
Melrose Park.......................     2,936         9,229        12,166           411         1997            5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                      INITIAL COST TO COMPANY       COSTS
                                                                                      -----------------------    CAPITALIZED
                                        NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
             PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
             --------                -------------   --------   ----   ------------   --------   ------------   -------------
Mendota Heights....................         1           MN      IND           668        1,367         4,565         1,799
Metric Center......................         6           TX      IND            --       10,968        32,944           479
Miami Airport Business Center......         6           FL      IND            --        6,400        19,634           105
Minnetonka.........................        10           MN      IND        12,334        6,794        20,380         1,241
Milmont Page.......................         3           CA      IND            --        3,201         9,642           304
Minneapolis Distribution
 Portfolio.........................         5           MN      IND            --        6,227        18,692           992
Minneapolis Industrial Portfolio
 IV................................         4           MN      IND         7,955        4,938        14,854           742
Minneapolis Industrial V...........         7           MN      IND         6,512        4,426        13,317           647
Mittel Drive.......................         2           IL      IND            --          646         1,938            83
Moffett Park R&D Portfolio.........        14           CA      IND            --       14,807        44,462         3,527
Murray Hill........................         2           NJ      IND            --        1,670         2,568         2,632
NDP -- Los Angeles.................         6           CA      IND        10,550        5,948        17,844           504
NDP -- Seattle.....................         4           WA      IND            --        3,888        11,663           272
Norcross/Brookhollow Portfolio.....         4           GA      IND            --        3,721        11,180           396
North GSW Industrial Park..........         1           TX      IND            --           --         1,388            --
Northpointe Commerce...............         2           CA      IND            --        1,773         5,358            85
Northwest Distribution Center......         3           WA      IND            --        3,533        10,751           565
O'Hare Industrial Portfolio........        15           IL      IND            --        7,357        22,112         1,075
Oakland Ridge Industrial Center....        12           MD      IND         7,407        5,571        16,933         1,077
Orlando Central Park...............       n/a           FL      IND            --           --         1,218            --
Pacific Business Center............         2           CA      IND         9,521        5,417        16,291           281
Pacific Service Center.............         1           GA      IND            --          504         1,511           322
Pardee Drive.......................         1           CA      IND            --          619         1,924             1
Parkway Business Center............         1           MN      IND            --          475         1,425           377
Patuxent...........................         2           MD      IND            --        1,696         5,127           118
Peachtree North East Business
 Center............................         3           GA      IND            --        2,197         6,592           922
Peninsula Business Center III......         1           VA      IND            --          992         2,976            65
Penn James Office Warehouse........         2           MN      IND            --        1,991         6,013           605
Pennsy Drive.......................         1           MD      IND            --          657         2,011        12,600
Pioneer Alburtis...................         5           CA      IND            --        2,355         7,163            --
Porete Avenue Warehouse............         1           NJ      IND         9,567        4,067        12,202         1,523

                                       GROSS AMOUNT CARRIED AT 12/31/99
                                     -------------------------------------                     YEAR OF
                                                 BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
             PROPERTY                  LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
             --------                --------   ------------   -----------   ------------   -------------   ------------
Mendota Heights....................     1,367         6,364         7,731           261         1998            5-40
Metric Center......................    10,968        33,422        44,390         1,500         1997            5-40
Miami Airport Business Center......     6,400        19,739        26,139           883         1999            5-40
Minnetonka.........................     6,794        21,622        28,415           960         1998            5-40
Milmont Page.......................     3,201         9,946        13,147           444         1997            5-40
Minneapolis Distribution
 Portfolio.........................     6,227        19,684        25,911           876         1997            5-40
Minneapolis Industrial Portfolio
 IV................................     4,938        15,595        20,533           694         1997            5-40
Minneapolis Industrial V...........     4,426        13,964        18,389           621         1997            5-40
Mittel Drive.......................       646         2,021         2,667            90         1998            5-40
Moffett Park R&D Portfolio.........    14,805        47,992        62,796         2,122         1997            5-40
Murray Hill........................     1,670         5,199         6,869           232         1999            5-40
NDP -- Los Angeles.................     5,948        18,348        24,296           821         1998            5-40
NDP -- Seattle.....................     3,888        11,935        15,822           535         1998            5-40
Norcross/Brookhollow Portfolio.....     3,721        11,576        15,297           517         1997            5-40
North GSW Industrial Park..........        --         1,388         1,388            47         1999            5-40
Northpointe Commerce...............     1,773         5,443         7,216           244         1997            5-40
Northwest Distribution Center......     3,533        11,316        14,849           502         1997            5-40
O'Hare Industrial Portfolio........     7,357        23,187        30,545         1,032         1997            5-40
Oakland Ridge Industrial Center....     5,571        18,009        23,581           797         1999            5-40
Orlando Central Park...............        --         1,218         1,218            41         1999            5-40
Pacific Business Center............     5,417        16,572        21,990           743         1997            5-40
Pacific Service Center.............       504         1,833         2,337            79         1998            5-40
Pardee Drive.......................       619         1,925         2,544            86         1999            5-40
Parkway Business Center............       475         1,802         2,277            77         1998            5-40
Patuxent...........................     1,696         5,246         6,941           235         1997            5-40
Peachtree North East Business
 Center............................     2,197         7,513         9,711           328         1998            5-40
Peninsula Business Center III......       992         3,041         4,033           136         1998            5-40
Penn James Office Warehouse........     1,991         6,617         8,608           291         1997            5-40
Pennsy Drive.......................     2,857        12,411        15,268           516         1997            5-40
Pioneer Alburtis...................     2,355         7,163         9,518           322         1999            5-40
Porete Avenue Warehouse............     4,067        13,725        17,793           601         1998            5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                      INITIAL COST TO COMPANY       COSTS
                                                                                      -----------------------    CAPITALIZED
                                        NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
             PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
             --------                -------------   --------   ----   ------------   --------   ------------   -------------
Presidents Drive Distribution
Center.............................         6                                  --        3,687        11,307         1,019
Preston Court......................         1           MD      IND            --        2,313         7,192           288
Production Drive...................         1           KY      IND            --          425         1,286           273
Rivers Corporate Center............         4           MD      IND            --        2,838         8,648           294
Round Lake Business Center.........         1           MN      IND            --          875         2,625           330
Sabal III..........................         1           FL      IND            --        1,211         3,634            69
Sand Lake Service Center...........         6           FL      IND            --           --            --           744
Santa Barbara Court................         1           MD      IND            --        1,617         5,029           398
Scripps Sorrento...................         1           CA      IND            --        1,110         3,330            32
Shawnee Industrial.................         1           GA      IND            --        2,481         7,531         2,019
Silicon Valley R&D Portfolio.......         5           CA      IND            --        8,024        24,205          (260)
South Bay Industrial...............         8           CA      IND        18,970       14,992        45,016           981
South Point Business Park..........         7           NC      IND        10,725        5,371        16,113           303
South River Park...................         1           NJ      IND            --        1,122        12,404             0
Southfield/KDRC Industrial
 Portfolio.........................        13           GA      IND            --       11,827        35,730         1,039
Stadium Business Park..............         9           CA      IND         4,680        3,768        11,345           330
Stapleton Square...................         2           CO      IND            --          526         1,577           157
Sunrise Industrial.................         4           FL      IND        17,240        6,266        18,798           278
Suwannee Creek.....................       n/a           GA      IND            --           --         1,660             0
Sylvan.............................         1           GA      IND            --        1,946         5,905             0
Systematics........................         1           CA      IND            --          911         2,773            40
Technology I.......................         2           MD      IND            --        1,657         5,049            46
Technology II......................         9           MD      IND        13,433       10,206         3,761        27,025
Texas Industrial Portfolio.........        23           TX      IND            --       10,806        32,499         2,234
The Rotunda........................         2           MD      IND        13,184        4,400        17,736           665
Torrance Commerce Center...........         6           CA      IND            --        2,046         6,136           218
Twin Cities........................         2           MN      IND            --        4,873        14,638         1,042
Two South Middlesex................         1           NJ      IND            --        2,247         6,781            47
Valwood............................         2           TX      IND         3,882        1,983         5,989           609
Viscount...........................         1           FL      IND            --          984         3,016           143
Weigman Road.......................         1           CA      IND            --        1,563         4,688           166

                                       GROSS AMOUNT CARRIED AT 12/31/99
                                     -------------------------------------                     YEAR OF
                                                 BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
             PROPERTY                  LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION    LIFE (YEARS)
             --------                --------   ------------   -----------   ------------   -------------   ------------
Presidents Drive Distribution
Center.............................     3,687        12,326        16,013           541         1997            5-40
Preston Court......................     2,313         7,480         9,793           331         1997            5-40
Production Drive...................       425         1,559         1,984            67         1997            5-40
Rivers Corporate Center............     2,838         8,941        11,779           398         1999            5-40
Round Lake Business Center.........       875         2,955         3,830           129         1998            5-40
Sabal III..........................     1,211         3,703         4,914           166         1998            5-40
Sand Lake Service Center...........        --           744           744            25         1998            5-40
Santa Barbara Court................     1,617         5,427         7,044           238         1997            5-40
Scripps Sorrento...................     1,110         3,363         4,473           151         1998            5-40
Shawnee Industrial.................     2,481         9,551        12,032           407         1999            5-40
Silicon Valley R&D Portfolio.......     8,024        23,945        31,970         1,080         1997            5-40
South Bay Industrial...............    14,992        45,998        60,990         2,061         1997            5-40
South Point Business Park..........     5,371        16,415        21,786           736         1998            5-40
South River Park...................     1,122        12,404        13,526           457         1999            5-40
Southfield/KDRC Industrial
 Portfolio.........................    11,827        36,768        48,595         1,642         1999            5-40
Stadium Business Park..............     3,768        11,675        15,443           522         1997            5-40
Stapleton Square...................       526         1,734         2,260            76         1998            5-40
Sunrise Industrial.................     6,266        19,075        25,341           856         1998            5-40
Suwannee Creek.....................        --         1,660         1,660            56         1999            5-40
Sylvan.............................     1,946         5,905         7,851           265         1999            5-40
Systematics........................       911         2,813         3,724           126         1997            5-40
Technology I.......................     1,657         5,095         6,752           228         1999            5-40
Technology II......................    10,206        30,786        40,993         1,385         1999            5-40
Texas Industrial Portfolio.........    10,806        34,733        45,539         1,539         1997            5-40
The Rotunda........................     4,400        18,401        22,802           771         1999            5-40
Torrance Commerce Center...........     2,046         6,354         8,400           284         1998            5-40
Twin Cities........................     4,873        15,680        20,553           695         1997            5-40
Two South Middlesex................     2,247         6,828         9,075           307         1997            5-40
Valwood............................     1,983         6,598         8,581           290         1997            5-40
Viscount...........................       984         3,159         4,143           140         1997            5-40
Weigman Road.......................     1,563         4,855         6,417           217         1997            5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1999
               (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)

                                                                                      INITIAL COST TO COMPANY       COSTS
                                                                                      -----------------------    CAPITALIZED
                                        NO. OF                         ENCUMBRANCES               BUILDING &    SUBSEQUENT TO
             PROPERTY                BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS    ACQUISITION
             --------                -------------   --------   ----   ------------   --------   ------------   -------------
West North Carrier.................         1           TX      IND         3,143        1,375         4,165           128
Williams & Bouroughs...............         4           CA      IND            --          294         6,981         2,048
Willmingham Drive..................         1           GA      IND            --          314           981            --
Willow Park Industrial Portfolio...        21           CA      IND        30,902       25,590        76,771         3,947
Willowlake Industrial Park.........        10           TN      IND        30,129       11,997        35,990         5,581
Wilmington Ave.....................         2           CA      IND            --        3,849        11,605           644
Wilsonville........................         1           OR      IND            --        3,407        13,493            53
Windsor Court......................         1           IL      IND            --          766         2,338            41
Wood Dale..........................         3           IL      IND            --        1,885         5,724            --
Yosemite Drive.....................         1           CA      IND            --        2,350         7,051           249
Zanker/Charcot Industrial..........         5           CA      IND            --        5,282        15,887           479
Around Lenox.......................         1           GA      RET        10,273        3,462        13,848           848
Howard and Western.................         1           IL      RET            --          700         2,983            --
Mazzeo.............................         1           MA      RET         3,868        1,477         4,432            34
                                          ---                            --------     --------    ----------      --------
       Total.......................       725                            $563,757     $708,043    $2,155,421      $200,673
                                          ===                            ========     ========    ==========      ========

                                       GROSS AMOUNT CARRIED AT 12/31/99
                                     -------------------------------------                     YEAR OF
                                                 BUILDING &                  ACCUMULATED    CONSTRUCTION/   DEPRECIABLE
             PROPERTY                  LAND     IMPROVEMENTS   TOTAL COSTS   DEPRECIATION    ACQUISITION    LIFE (YEARS)
             --------                --------   ------------   -----------   ------------   -------------   ------------
West North Carrier.................     1,375         4,292         5,667           192         1997            5-40
Williams & Bouroughs...............     2,294         7,030         9,323           315         1999            5-40
Willmingham Drive..................       314           981         1,295            44         1999            5-40
Willow Park Industrial Portfolio...    25,590        80,718       106,309         3,593         1998            5-40
Willowlake Industrial Park.........    11,997        41,571        53,568         1,810         1998            5-40
Wilmington Ave.....................     3,849        12,249        16,097           544         1999            5-40
Wilsonville........................     3,407        13,546        16,953           573         1998            5-40
Windsor Court......................       766         2,379         3,145           106         1997            5-40
Wood Dale..........................     1,885         5,724         7,609           257         1999            5-40
Yosemite Drive.....................     2,350         7,300         9,650           326         1997            5-40
Zanker/Charcot Industrial..........     5,282        16,367        21,649           732         1997            5-40
Around Lenox.......................     3,462        14,696        18,158           614         1998            5-40
Howard and Western.................       700         2,983         3,684           125         1999            5-40
Mazzeo.............................     1,477         4,466         5,943           201         1998            5-40
                                     --------    ----------    ----------      --------
       Total.......................  $714,916    $2,349,221    $3,064,137      $103,558
                                     ========    ==========    ==========      ========

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (IN THOUSANDS)

---------------
(1) As of December 31, 1999, properties with a net book value of $140,792, served as collateral for outstanding indebtedness under a secured debt facility of $73,000.

(2) Reconciliation of total cost to Consolidated Balance Sheet caption at December 31, 1999:

Total per Schedule III(4)...................................  $3,064,137
Construction in process(5)..................................     185,315
                                                              ----------
          Total investments in properties...................  $3,249,452
                                                              ==========

(3) As of December 31, 1999, the aggregate cost for federal income tax purposes of investments in real estate was approximately $2,877,017.

(4) A summary of activity for real estate and accumulated depreciation for the year ended December 31, 1999, is as follows:

Investment in Real Estate:
  Balance at beginning of year..............................  $3,185,783
  Acquisition of properties(6)..............................     471,905
  Improvements..............................................     216,766
  Acquisition of properties under
     development/redevelopment..............................     190,612
  Divestiture of properties.................................    (814,825)
  Adjustment for properties held for divestiture............    (186,104)
                                                              ----------
  Balance at end of year....................................  $3,064,137
                                                              ==========
Accumulated Depreciation:
  Balance at beginning of year..............................  $   58,404
  Depreciation expense......................................      66,457
  Adjustment for properties divested........................     (20,264)
  Adjustment for properties held for divestiture............      (1,039)
                                                              ----------
  Balance at end of year....................................  $  103,558
                                                              ==========

(5) Includes $164,500 of fundings for projects under development and $8,676 of leasing and other costs related to leases starting subsequent to December 31, 1999.

(6) Excludes $7,789 investment in unconsolidated joint venture.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Statement on
          Form S-11 (No. 333-35915)).
 3.2      Certificate of Correction of the Registrant's Articles
          Supplementary establishing and fixing the rights and
          preferences of the 8 1/2% Series A Cumulative Redeemable
          Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year
          ended December 31, 1998).
 3.3      Articles Supplementary establishing and fixing the rights
          and preferences of the 8 5/8% Series B Cumulative Redeemable
          Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January
          7, 1999).
 3.4      Articles Supplementary establishing and fixing the rights
          and preferences of the 8.75% Series C Cumulative Redeemable
          Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed on January
          7, 1999).
 3.5      Articles Supplementary establishing and fixing the rights
          and preferences of the 7.75% Series D Cumulative Redeemable
          Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1999).
 3.6      Articles Supplementary establishing and fixing the rights
          and preferences of the 7.75% Series E Cumulative Preferred
          Stock (incorporated by reference to Exhibit 3.1 of the
          Registrant's Current Report on Form 8-K filed on September
          14, 1999).
 3.7      First Amended and Restated Bylaws of the Registrant
          (incorporated by reference to Exhibit 3.5 of the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1998).
 4.1      Form of Certificate for Common Stock of the Registrant
          (incorporated by reference to Exhibit 3.3 of the
          Registrant's Registration Statement on Form S-11 (No.
          333-35915)).
 4.2      Form of Certificate for the Registrant's 8 1/2% Series A
          Cumulative Redeemable Preferred Stock (incorporated by
          reference to Exhibit 3.4 of the Registrant's Registration
          Statement on Form S-11 (No. 333-58107)).
 4.3      Indenture dated as of June 30, 1998 by and among AMB
          Property, L.P., the Registrant and State Street Bank and
          Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
          Statement on Form S-11 (No. 333-49163)).
 4.4      First Supplemental Indenture dated as of June 30, 1998 by
          and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.2 to the
          Registrant's Registration Statement Form S-11 (No.
          333-49163)).
 4.5      Second Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.3 to the
          Registrant's Registration Statement on Form S-11 (No.
          333-49163)).
 4.6      Third Supplemental Indenture dated as of June 30, 1998 by
          and among AMB Property, L.P., the Registrant and State
          Street Bank and Trust Company of California, N.A., as
          trustee (incorporated by reference to Exhibit 4.4 to the
          Registrant's Registration Statement on Form S-11 (No.
          333-49163)).
 4.7      Specimen of 7.10% Notes due 2008 (included in the First
          Supplemental Indenture incorporated by reference as Exhibit
          4.2 to the Registrant's Registration Statement on Form S-11
          (No. 333-49163)).
 4.8      Specimen of 7.50% Notes due 2018 (included in the Second
          Supplemental Indenture incorporated by reference as Exhibit
          4.3 to the Registrant's Registration Statement on Form S-11
          (No. 333-49163)).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.9      Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 to the Registrant's Registration Statement on
          Form S-11 (No. 333-49163)).
10.1      Third Amended and Restated Agreement of Limited Partnership
          of AMB Property, L.P. (incorporated by reference to Exhibit
          99.1 of the Registrant's Registration Statement of Form S-3
          (No. 333-68291)).
10.2      Form of Registration Rights Agreement among the Registrant and the persons named therein (incorporated by reference to
          Exhibit 10.2 of the Registrant's Registration Statement on
          Form S-11 (No. 333-35915)).
10.3      Second Amended and Restated Credit Agreement, dated November
          26, 1997 (incorporated by reference to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1998).
10.4      Amendment to Second Amended and Restated Revolving Credit
          Agreement made as of May 29, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.5      Second Amendment to Second Amended and Restated Revolving
          Credit Agreement made as of September 30, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.6      Form of Change in Control and Noncompetition Agreement
          between the Registrant and Executive Officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.7      The First Amended and Restated 1997 Stock Option and
          Incentive Plan of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.8      The First Amendment to the First Amended Restated Stock
          Option and Incentive Plan of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.9      Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.10     Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.11     Agreement for Purchase and Exchange entered into as of March
          9, 1999 by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.12     Dividend Reinvestment and Direct Purchase Plan, dated July
          9, 1999 (incorporated by reference to Exhibit 10.4 of the
          Registrant's Quarterly Report on Report Form 10-Q for the
          quarter ended June 30, 1999).
10.13     Second Amended and Restated 1997 Stock Option and Incentive
          Plan (incorporated by reference to Exhibit 10.5 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14     Registration Rights Agreement, dated August 31, 1999
          (incorporated by reference to Exhibit 10.1 of the
          Registrant's Current Report on Form 8-K filed on September
          14, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.15     Fifth Amended and Restated Agreement of Limited Partnership
          of AMB Property II, L.P., dated August 31, 1999
          (incorporated by reference to Exhibit 10.2 of the
          Registrant's Current Report on Form 8-K filed on September
          14, 1999).
10.16     Credit Agreement, dated as of September 27, 1999, by and
          among AMB Institutional Alliance Fund I, L.P., AMB
          Institutional Alliance REIT I, Inc., the Lenders and Issuing
          Bank party thereto, BT Realty Resources, Inc. and The Chase
          Manhattan Bank. (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Report Form 10-Q for
          the quarter ended September 30, 1999).
10.17     Third Amendment to Second Amended and Restated Revolving
          Credit Agreement made as of March 22, 1999.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (included in Part IV of this Form 10-K).
27.1      Financial Data Schedule -- AMB Property Corporation.