Form 10-Q
period 2000-06-30
AMB PROPERTY CORP
filed 2000-08-03
CIK 1045609

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 25, 2000, there were 84,088,688 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMB PROPERTY CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2000 and December
         31, 1999....................................................    1

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2000 and 1999.........................    2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999................................    3

         Consolidated Statement of Stockholders' Equity for the six
         months ended June 30, 2000..................................    4

         Notes to Consolidated Financial Statements..................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risks.......................................................   27

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   28

Item 2.  Changes in Securities and Use of Proceeds...................   28

Item 3.  Defaults Upon Senior Securities.............................   28

Item 4.  Submission of Matters to a Vote of Security Holders.........   28

Item 5.  Other Information...........................................   28

Item 6.  Exhibits and Reports on Form 8-K............................   43

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
            (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
Investments in real estate:
  Land and improvements.....................................  $  778,043     $  714,916
  Buildings and improvements................................   2,578,648      2,349,221
  Construction in progress..................................     208,053        185,315
                                                              ----------     ----------
          Total investments in properties...................   3,564,744      3,249,452
  Accumulated depreciation and amortization.................    (142,037)      (103,558)
                                                              ----------     ----------
          Net investments in properties.....................   3,422,707      3,145,894
Investment in unconsolidated joint ventures.................      77,959         66,357
Properties held for divestiture, net........................     235,359        181,201
                                                              ----------     ----------
          Net investments in real estate....................   3,736,025      3,393,452
Cash and cash equivalents...................................      14,743         33,312
Restricted cash and cash equivalents........................       6,931        103,707
Other assets................................................      95,322         91,079
                                                              ----------     ----------
          Total assets......................................  $3,853,021     $3,621,550
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................  $  751,091     $  707,037
  Alliance Fund I credit facility...........................      51,000         80,000
  Unsecured senior debt securities..........................     400,000        400,000
  Unsecured credit facility.................................     176,000         83,000
                                                              ----------     ----------
          Total debt........................................   1,378,091      1,270,037
Other liabilities...........................................     136,168         89,371
                                                              ----------     ----------
          Total liabilities.................................   1,514,259      1,359,408
Commitments and contingencies (note 11)
Minority interests..........................................     559,962        432,883
Stockholders' equity:
  Series A preferred stock, cumulative, redeemable, $0.01
     par value, 100,000,000 shares authorized, 4,000,000
     shares issued and outstanding, $100,000 liquidation
     preference.............................................      96,100         96,100
  Common stock, $0.01 par value, 500,000,000 shares
     authorized, 83,868,693 and 85,133,041 issued and
     outstanding............................................         839            851
  Additional paid-in capital................................   1,630,060      1,656,226
  Retained earnings.........................................      41,840         47,089
  Accumulated other comprehensive income....................       9,961         28,993
                                                              ----------     ----------
          Total stockholders' equity........................   1,778,800      1,829,259
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $3,853,021     $3,621,550
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
REVENUES
  Rental revenues.....................  $   110,597    $   113,530    $   218,863    $   221,187
  Equity in earnings of unconsolidated
     joint ventures...................        1,317          1,177          2,559          2,328
  Investment management and other
     income...........................        1,565            670          2,380          1,434
                                        -----------    -----------    -----------    -----------
          Total revenues..............      113,479        115,377        223,802        224,949
OPERATING EXPENSES
  Property operating expenses.........       11,586         13,588         23,063         25,957
  Real estate taxes...................       13,502         14,767         26,998         29,802
  Interest, including amortization....       20,002         23,591         40,344         46,558
  Depreciation and amortization.......       22,631         15,178         41,823         33,602
  General and administrative..........        5,984          6,807         11,335         13,009
                                        -----------    -----------    -----------    -----------
          Total operating expenses....       73,705         73,931        143,563        148,928
                                        -----------    -----------    -----------    -----------
     Income from operations before
       minority interests.............       39,774         41,446         80,239         76,021
  Minority interests' share of net
     income...........................      (10,183)        (8,145)       (19,593)       (14,706)
                                        -----------    -----------    -----------    -----------
          Net income before gain from
            divestiture of real
            estate....................       29,591         33,301         60,646         61,315
  Gain from divestiture of real
     estate...........................          416         11,525            405         11,525
                                        -----------    -----------    -----------    -----------
          Net income before
            extraordinary items.......       30,007         44,826         61,051         72,840
  Extraordinary items.................           --         (1,509)            --         (1,509)
                                        -----------    -----------    -----------    -----------
          Net income..................       30,007         43,317         61,051         71,331
  Series A preferred stock
     dividends........................       (2,125)        (2,125)        (4,250)        (4,250)
                                        -----------    -----------    -----------    -----------
          Net income available to
            common stockholders.......  $    27,882    $    41,192    $    56,801    $    67,081
                                        ===========    ===========    ===========    ===========
BASIC INCOME PER COMMON SHARE
  Before extraordinary items..........  $      0.33    $      0.50    $      0.68    $      0.80
  Extraordinary items.................           --          (0.02)            --          (0.02)
                                        -----------    -----------    -----------    -----------
          Net income available to
            common stockholders.......  $      0.33    $      0.48    $      0.68    $      0.78
                                        ===========    ===========    ===========    ===========
DILUTED INCOME PER COMMON SHARE
  Before extraordinary items..........  $      0.33    $      0.50    $      0.68    $      0.80
  Extraordinary items.................           --          (0.02)            --          (0.02)
                                        -----------    -----------    -----------    -----------
          Net income available to
            common stockholders.......  $      0.33    $      0.48    $      0.68    $      0.78
                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic...............................   83,848,883     86,286,613     83,849,020     86,143,859
                                        ===========    ===========    ===========    ===========
  Diluted.............................   84,125,277     86,468,820     83,994,238     86,244,750
                                        ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  61,051      $  71,331
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     41,823         33,602
  Straight-line rents.......................................     (5,343)        (5,523)
  Amortization of debt premiums and financing costs.........     (2,781)        (1,413)
  Minority interests' share of net income...................     19,593         14,706
  Gain on divestitures of real estate.......................       (405)       (11,525)
  Non-cash portion of extraordinary items...................         --         (1,372)
  Equity in (earnings)/loss of AMB Investment Management....      1,292           (720)
  Equity in (earnings) of unconsolidated joint ventures.....     (2,559)        (2,328)
Changes in assets and liabilities:
  Other assets..............................................     (8,068)         3,724
  Other liabilities.........................................     15,766         16,381
                                                              ---------      ---------
         Net cash provided by operating activities..........    120,369        116,863
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............     81,693             --
Cash paid for property acquisitions.........................   (224,210)      (242,712)
Additions to land, building, development costs and other
  first generation improvements.............................   (129,616)       (62,009)
Additions to second generation building improvements and
  lease costs...............................................    (15,986)       (12,362)
Additions to interest in unconsolidated joint ventures......     (4,733)            --
Distributions received from unconsolidated joint ventures...     (4,310)         1,705
Net proceeds from divestitures of real estate...............     15,083        214,729
                                                              ---------      ---------
         Net cash used in investing activities..............   (282,079)      (100,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................        269            549
Borrowings on unsecured credit facility.....................    160,000        236,000
Borrowings on Alliance Fund I credit facility...............     25,000             --
Borrowings on secured debt..................................     45,109         20,992
Payments on unsecured credit facility.......................    (67,000)      (215,000)
Payments on Alliance Fund I credit facility.................    (54,000)            --
Payments on secured debt....................................       (136)       (46,817)
Payment of financing fees...................................     (3,893)          (104)
Net proceeds from issuance of Series D preferred units......         --         77,773
Net proceeds from issuance of Series F preferred units......     19,590             --
Contributions from investors in the Alliance Fund I.........     73,282             --
Dividends paid to common and preferred stockholders.........    (35,270)       (63,786)
Distributions to minority interests, including preferred
  units.....................................................    (19,810)       (10,828)
                                                              ---------      ---------
         Net cash provided (used) by financing activities...    143,141         (1,221)
                                                              ---------      ---------
Net increase (decrease) in cash and cash equivalents........    (18,569)        14,993
Cash and cash equivalents at beginning of period............     33,312         25,137
                                                              ---------      ---------
Cash and cash equivalents at end of period..................  $  14,743      $  40,130
                                                              =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................  $  45,536      $  47,108
                                                              =========      =========
Non-cash transactions:
  Acquisitions of properties................................  $ 228,103      $ 314,726
  Assumption of debt........................................     (3,893)       (57,480)
  Minority interest's contribution, including units
    issued..................................................         --        (14,534)
                                                              ---------      ---------
         Net cash paid......................................  $ 224,210      $ 242,712
                                                              =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                COMMON STOCK
                                            ---------------------                            ACCUMULATED
                                SERIES A       NUMBER               ADDITIONAL                  OTHER
                                PREFERRED        OF                  PAID-IN     RETAINED   COMPREHENSIVE
                                  STOCK        SHARES      AMOUNT    CAPITAL     EARNINGS      INCOME         TOTAL
                                ---------   ------------   ------   ----------   --------   -------------   ----------
BALANCE AT DECEMBER 31,
  1999........................   $96,100     85,133,041     $851    $1,656,226   $ 47,089     $ 28,993      $1,829,259
Comprehensive income:
  Net income..................     4,250             --       --            --     56,801           --
  Unrealized loss on
    securities................        --             --       --            --         --      (19,032)
         Total comprehensive
           income.............                                                                                  42,019
Issuance of restricted stock,
  net.........................        --        156,675        2         3,164         --           --           3,166
Exercise of stock options.....        --         44,903       --           950         --           --             950
Cancellation of common
  stock.......................        --     (1,465,926)     (14)      (29,304)        --           --         (29,318)
Deferred compensation.........        --             --       --        (3,166)        --           --          (3,166)
Deferred compensation
  amortization................        --             --       --           596         --           --             596
Reallocation of limited
  partners' interests in
  Operating Partnership and
  other.......................        --             --       --         1,594         --           --           1,594
Dividends.....................    (4,250)            --       --            --    (62,050)          --         (66,300)
                                 -------     ----------     ----    ----------   --------     --------      ----------
BALANCE AT JUNE 30, 2000......   $96,100     83,868,693     $839    $1,630,060   $ 41,840     $  9,961      $1,778,800
                                 =======     ==========     ====    ==========   ========     ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

 1. ORGANIZATION AND BASIS OF PRESENTATION

     AMB Property Corporation, a Maryland corporation (the "Company"), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings in target markets nationwide. Unless the context otherwise requires, the "Company" means AMB Property Corporation, the Operating Partnership and its other controlled subsidiaries.

     As of June 30, 2000, the Company owned an approximate 93.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining approximate 6.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of June 30, 2000, the Company had investments in two co-investment joint ventures, including AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"), which are consolidated for financial reporting purposes. The Company generally owns 20 - 50% of the equity interests in these joint ventures and maintains control over the joint ventures' operations, financing and investment decisions.

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

     As of June 30, 2000, the Company owned 780 industrial buildings and nine retail centers, located in 25 markets throughout the United States. The Company's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area and Southern California. As of June 30, 2000, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 69.2 million rentable square feet and were 97.0% leased to over 2,400 tenants. As of June 30, 2000, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.6 million rentable square feet and were 90.2% leased to over 200 tenants.

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

     The consolidated financial statements for prior periods have been reclassified to conform to current classifications with no effect on results of operations. General and administrative expenses on the Consolidated Statements of Operations includes internal asset management costs of $2.1 million and $2.5 million for the three months ended June 30, 2000 and 1999, respectively, and $4.5 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively. Prior to the third quarter of 1999, these costs were classified as property operating expenses.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the interim periods.

     The interim results of the three and six months ended June 30, 2000 and 1999, are not necessarily indicative of the future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the second quarter of 2000, the Company invested $193.6 million in operating properties, consisting of 52 industrial buildings aggregating approximately 2.4 million square feet, including the investment of $75.9 million in operating properties, consisting of 25 industrial buildings aggregating approximately 0.9 million square feet, by the Alliance Fund I. Year to date, the Company has invested $228.1 million in operating properties, consisting of 58 industrial buildings aggregating approximately 3.0 million square feet.

     The Company also initiated five new development projects and three new renovation projects during the second quarter, which will aggregate approximately 1.8 million square feet and have a total estimated cost of $74.3 million upon completion. Five development projects and one renovation project, aggregating approximately 1.4 million square feet, were completed during the quarter, at a total cost of $66.2 million. As of June 30, 2000, the Company had 23 industrial projects, which will total approximately 5.7 million square feet and have an aggregate estimated investment of $341.9 million upon completion, in its development pipeline

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

and two retail projects (excluding two development projects held for divestiture), which will total approximately 0.2 million square feet and have an aggregate estimated investment of $34.8 million upon completion, in its development pipeline. As of June 30, 2000, $218.5 million had been funded and approximately $158.2 million was estimated to be required to complete projects currently under construction or for which the Company has committed to complete.

 4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. In June 2000, the Company divested itself of two industrial buildings located in Denver, Colorado, aggregating approximately 0.1 million square feet, for an aggregate price of $2.8 million. The divestitures during the second quarter resulted in an aggregate net gain of $0.4 million. To date, the Company has divested itself of six industrial buildings, aggregating approximately 0.4 million square feet, for an aggregate price of $15.7 million, with a resulting net gain of $0.4 million.

     Properties Held for Divestiture. The Company has decided to divest itself of six retail centers, two industrial buildings, and one land parcel, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2000, the net carrying value of the properties held for divestiture was $235.4 million.

     The following summarizes the condensed results of operations of the properties held for divestiture at June 30, 2000 for the three and six months ended June 30, 2000 and 1999 (dollars in thousands):

                        PROPERTIES HELD FOR DIVESTITURE

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Income...................................................  $ 6,054    $ 6,438
Property operating expenses..............................    1,864      2,035
                                                           -------    -------
  Net operating income...................................  $ 4,190    $ 4,403
                                                           =======    =======

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Income...................................................  $12,494    $12,844
Property operating expenses..............................    3,680      3,874
                                                           -------    -------
  Net operating income...................................  $ 8,814    $ 8,970
                                                           =======    =======

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

 5. DEBT

     As of June 30, 2000 and December 31, 1999, debt consisted of the following (dollars in thousands):

                                                      JUNE 30,     DECEMBER 31,
                                                        2000           1999
                                                     ----------    ------------
Secured debt, varying interest rates from 4.0% to
  10.4% due May 2000 to January 2014...............  $  740,141     $  696,931
Alliance Fund I credit facility, variable interest
  at LIBOR plus 87.5 basis points (weighted average
  interest rate of 7.5% at June 30, 2000), due
  April 2001.......................................      51,000         80,000
Unsecured senior debt securities, weighted average
  interest rate of 7.2%, due June 2008, June 2015
  and June 2018....................................     400,000        400,000
Unsecured credit facility, variable interest at
  LIBOR plus 75 basis points (weighted average
  interest rate of 7.5% at June 30, 2000), due May
  2003.............................................     176,000         83,000
                                                     ----------     ----------
  Subtotal.........................................   1,367,141      1,259,931
  Unamortized premiums.............................      10,950         10,106
                                                     ----------     ----------
          Total consolidated debt..................  $1,378,091     $1,270,037
                                                     ==========     ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of June 30, 2000, the total gross investment book value of those properties secured by debt was $1.6 billion. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $18.4 million, which bear interest at variable rates. The secured debt has various financial and non-financial covenants. Management believes that the Company was in material compliance with these covenants at June 30, 2000. Additionally, certain of the secured debt is cross-collateralized.

     The Alliance Fund I has a $80.0 million unsecured credit facility. The debt is secured by the unfunded capital commitments of the third party investors in AMB Institutional Alliance REIT I, Inc. (the "Alliance REIT"), a limited partner in the Alliance Fund I. Alliance REIT is also the guarantor. The debt bears interest at LIBOR plus 87.5 basis points and matures in April 2001. See Note 6 for a discussion of the Alliance REIT and the Alliance Fund I.

     Interest on the senior debt securities is payable semiannually in each June and December commencing December 1998. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Company was in material compliance with these covenants at June 30, 2000.

     On May 24, 2000, the Operating Partnership entered into a new $500 million unsecured revolving credit agreement which replaced its previous $500 million credit facility that was to mature in November 2000. The Company is a guarantor of the Operating Partnership's obligations under the credit facility. The new credit facility is with Morgan Guaranty Trust Company of New York, as administrative agent, Bank of America, N.A., as syndication agent, The Chase Manhattan Bank, as document agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as joint lead arrangers and joint bookmanagers, and a syndicate of 12 other banks. The new credit facility matures in May 2003, has a one-year extension option and is subject to a 15 basis point fee annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants at June 30, 2000. The Operating Partnership has the ability to increase available borrowings up to $700 million by adding additional banks to the facility or obtaining the agreement of existing banks to

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

increase their commitments. The rate on the borrowings will generally be LIBOR plus, based on the current credit rating of the Operating Partnership's long-term debt, 75 basis points.

     Capitalized interest related to construction projects for the three and six months ended June 30, 2000 and 1999 was $4.2 million, $2.9 million, $7.2 million and $5.5 million, respectively.

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of June 30, 2000, were (dollars in thousands):

                                          UNSECURED                  ALLIANCE
                                            SENIOR      UNSECURED     FUND I
                              SECURED        DEBT        CREDIT       CREDIT
                                DEBT      SECURITIES    FACILITY     FACILITY      TOTAL
                              --------    ----------    ---------    --------    ----------
2000 (six months)...........  $ 23,810     $     --     $     --     $    --     $   23,810
2001........................    38,116           --           --      51,000         89,116
2002........................    67,382           --           --          --         67,382
2003........................    75,442           --      176,000          --        251,442
2004........................    90,528           --           --          --         90,528
2005........................    70,114      100,000           --          --        170,114
2006........................   135,616           --           --          --        135,616
2007........................    48,246           --           --          --         48,246
2008........................   130,990      175,000           --          --        305,990
2009........................     1,811           --           --          --          1,811
2010........................    53,467           --           --          --         53,467
Thereafter..................     4,619      125,000           --          --        129,619
                              --------     --------     --------     -------     ----------
                              $740,141     $400,000     $176,000     $51,000     $1,367,141
                              ========     ========     ========     =======     ==========

 6. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties (some of which are separate account co-investors that are Institutional Alliance Partners) in 26 real estate joint ventures, through which 38 properties are held, that are consolidated for financial reporting purposes. Such investments are consolidated because (i) the Company owns a majority interest or
(ii) the Company exercises significant control over major operating decisions such as approval of budgets, selection of property managers and changes in financing.

     The Operating Partnership, together with one of the Company's other affiliates, owns, as of June 30, 2000, approximately 22% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between the Company and the Alliance REIT, which has 15 institutional investors and stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target markets nationwide. As of June 30, 2000, the Alliance Fund I had equity commitments from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Company's investment, creates a total committed capitalization of approximately $410.0 million.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

     The following table distinguishes the minority interest liability as of the quarter ended June 30, 2000 and minority interests' share of net income and for the three and six months ended June 30, 2000 (dollars in thousands):

                                                                     MINORITY INTEREST SHARE
                                                                          OF NET INCOME
                                                                  ------------------------------
                                             MINORITY INTEREST    THREE MONTHS      SIX MONTHS
                                              LIABILITY AS OF         ENDED            ENDED
                                               JUNE 30, 2000      JUNE 30, 2000    JUNE 30, 2000
                                             -----------------    -------------    -------------
Joint venture partners.....................      $ 20,131            $   721          $ 1,350
Separate account co-investors..............        51,124                737            1,596
Alliance REIT's interest in Alliance Fund
  I........................................        91,053                848            1,217
Limited Partners in the Operating
  Partnership..............................       121,421              1,915            3,858
Series B preferred units (liquidation
  preference of $65,000)...................        62,319              1,402            2,804
Series C preferred units (liquidation
  preference of $110,000)..................       105,847              2,406            4,812
Series D preferred units (liquidation
  preference of $79,767)...................        77,688              1,545            3,090
Series E preferred units (liquidation
  preference of $11,022)...................        10,789                214              428
Series F preferred units (liquidation
  preference of $19,872)...................        19,590                395              438
                                                 --------            -------          -------
          Total............................      $559,962            $10,183          $19,593
                                                 ========            =======          =======

 7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has a 56.1% and a 50.0% non-controlling limited partnership interest in two separate unconsolidated equity investment joint ventures, which were purchased in June 1998 and September 1999, respectively. One of the joint ventures owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The other joint venture is a development project. For the three and six months ended June 30, 2000, the Company's share of net operating income was $2.1 million and $4.1 million, respectively, and, as of June 30, 2000, the Company's share of the unconsolidated joint ventures' debt was $24.2 million, with a weighted average interest rate of 6.9% and a weighted average maturity of 6.2 years.

 8. STOCKHOLDERS' EQUITY

     At the time of the Company's initial public offering, 4,237,750 shares of common stock, known as performance shares, were placed in escrow by certain of the Company's investors, which were subject to advisory agreements with the Company's predecessor that included incentive fee provisions. On January 7, 2000, 2,771,824 shares of common stock were released from escrow to these investors and 1,465,926 shares of common stock were returned to the Company and cancelled. The cancelled shares of common stock represent indirect interests in the Operating Partnership that were reallocated from the Company (thereby decreasing the number of shares of common stock outstanding) to other unitholders who had an ownership interest in our predecessor, including certain of the Company's executive officers, (thereby increasing the number of limited partnership units owned by partners other than the Company). The total number of outstanding partnership units did not change as a result of this reallocation. This reallocation did not change the amount of fully diluted shares of common stock and limited partnership units outstanding.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

     On March 22, 2000, AMB Property II, L.P., one of the Company's subsidiaries, issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series F Preferred Units are redeemable by AMB Property II, L.P. on or after March 22, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series F Preferred Stock. AMB Property II, L.P. loaned the net proceeds of $19.6 million to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under the Company's unsecured credit facility and for general corporate purposes. The loan bears interest at a rate of 7.0% per annum and is payable upon demand.

     The following table sets forth the dividend payments and distributions that were declared on May 24, 2000:

                                                                                         DIVIDEND   SECOND    YEAR-TO-
                                                      RECORD                             PAYMENT    QUARTER     DATE
          SECURITY                PAYING ENTITY        DATE         PAYMENT PERIOD         DATE     AMOUNT     AMOUNT
          --------                -------------       -------       --------------       --------   -------   --------
Common Stock................  Company                 7/05/00   Quarter ended 6/30/00    7/17/00    $0.3700   $0.7400
OP units....................  Operating Partnership   7/05/00   Quarter ended 6/30/00    7/17/00    $0.3700   $0.7400
Series A preferred stock....  Company                 7/05/00   3 months ended 7/14/00   7/17/00    $0.5313   $1.0626
Series A preferred units....  Operating Partnership   7/05/00   3 months ended 7/14/00   7/17/00    $0.5313   $1.0626
Series B preferred units....  Operating Partnership   7/05/00   3 months ended 7/14/00   7/17/00    $1.0781   $2.1562
Series C preferred units....  AMB Property II, L.P.   7/05/00   3 months ended 7/14/00   7/17/00    $1.0938   $2.1876
Series D preferred units....  AMB Property II, L.P.   6/15/00   3 months ended 6/24/00   6/26/00    $0.9688   $1.9376
Series E preferred units....  AMB Property II, L.P.   7/05/00   3 months ended 7/14/00   7/17/00    $0.9688   $1.9376
Series F preferred units....  AMB Property II, L.P.   7/05/00   3 months ended 7/14/00   7/17/00    $0.9938   $1.1030

 9. INCOME PER SHARE

     The Company's only dilutive securities outstanding for the three and six months ended June 30, 2000 and 1999 were stock options granted under its stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 276,394 and 182,207 shares for the three months ended June 30, 2000 and 1999, respectively, and 145,218 shares and 100,891 shares for the six months ended June 30, 2000 and 1999, respectively. Such dilution was computed using the treasury stock method.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

10. SEGMENT INFORMATION

     The Company has two reportable segments: industrial properties and retail properties. The industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. The retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates performance based upon property net operating income of the combined properties in each segment. The Company's properties are managed separately because each segment requires different operating, pricing and leasing strategies. Significant information used by the Company for the reportable segments is as follows (dollars in thousands):

                                                           INDUSTRIAL      RETAIL        TOTAL
                                                           PROPERTIES    PROPERTIES    PROPERTIES
                                                           ----------    ----------    ----------
FOR THE THREE MONTHS ENDED JUNE 30:
Rental revenues(1):
  2000...................................................  $  103,735     $ 6,862      $  110,597
  1999...................................................      87,161      26,369         113,530
Property net operating income(1, 2):
  2000...................................................      80,766       4,743          85,509
  1999...................................................      65,524      19,651          85,175

FOR THE SIX MONTHS ENDED JUNE 30:
Rental revenues(1):
  2000...................................................  $  204,769     $14,094      $  218,863
  1999...................................................     164,760      56,427         221,187
Property net operating income(1, 2):
  2000...................................................     158,859       9,943         168,802
  1999...................................................     125,157      40,271         165,428

Investment in properties(3):
  As of:
     June 30, 2000.......................................   3,530,417      34,327       3,564,744
     December 31, 1999...................................   3,177,283      72,169       3,249,452

---------------
(1) Includes straight-line rents of $2.2 million and $2.8 million for the three months ended June 30, 2000 and 1999, respectively, and $5.3 million and $5.5 million for the six months ended June 30, 2000 and 1999, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses and interest expense.

(3) Excludes net properties held for divestiture of $235.4 million and $181.2 million as of June 30, 2000 and December 31, 1999, respectively.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

     The Company uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income (dollars in thousands):

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                        ---------------------   -------------------
                                                          2000        1999        2000       1999
                                                        ---------   ---------   --------   --------
REVENUES
Total rental revenues for reportable segments.........  $110,597    $113,530    $218,863   $221,187
Investment management and other income................     2,882       1,847       4,939      3,762
                                                        --------    --------    --------   --------
Total consolidated revenues...........................  $113,479    $115,377    $223,802   $224,949
                                                        ========    ========    ========   ========
NET INCOME
Property net operating income for reportable
  segments............................................  $ 85,509    $ 85,175    $168,802   $165,428
Equity in earnings of unconsolidated joint ventures...     1,317       1,177       2,559      2,328
Investment management and other income................     1,565         670       2,380      1,434
Less:
  General and administrative..........................    (5,984)     (6,807)    (11,335)   (13,009)
  Interest expense....................................   (20,002)    (23,591)    (40,344)   (46,558)
  Depreciation and amortization.......................   (22,631)    (15,178)    (41,823)   (33,602)
  Minority interests..................................   (10,183)     (8,145)    (19,593)   (14,706)
                                                        --------    --------    --------   --------
Net income before gain from divestitures of real
  estate..............................................    29,591      33,301      60,646     61,315
Gain from divestiture of real estate..................       416      11,525         405     11,525
                                                        --------    --------    --------   --------
Net income before extraordinary items.................    30,007      44,826      61,051     72,840
Extraordinary items...................................        --      (1,509)         --     (1,509)
                                                        --------    --------    --------   --------
Net income............................................  $ 30,007    $ 43,317    $ 61,051   $ 71,331
                                                        ========    ========    ========   ========

11. COMMITMENTS AND CONTINGENCIES

  Litigation

     In the normal course of business, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

  Environmental Matters

     The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability that would have a material adverse effect on the Company's business, assets or results of operations; however, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

                            AMB PROPERTY CORPORATION

                                 JUNE 30, 2000
                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates, or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans, or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them.

     The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

     - defaults or non-renewal of leases by tenants;

     - increased interest rates and operating cost;

     - our failure to obtain necessary outside financing;

     - difficulties in identifying properties to acquire and in effecting acquisitions;

     - our failure to successfully integrate acquired properties and operations;

     - our failure to divest of properties that we have contracted to sell or to timely reinvest proceeds from any such divestitures;

     - risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits, and public opposition to these activities);

     - our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986;

     - environmental uncertainties;

     - risks related to natural disasters;

     - financial market fluctuations;

     - changes in real estate and zoning laws; and

     - increases in real property tax rates.

     Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes, and those risk factors discussed in the section entitled "Business Risks" in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements.

     Unless the context otherwise requires, the terms "we," "us" and "our" refer to AMB Property Corporation, the operating partnership and the other controlled subsidiaries and the references to AMB Property Corporation include the operating partnership and the other controlled subsidiaries. The following marks are our registered trademarks: AMB(R); Customer Alliance Partners(R); Customer Alliance Program(R); Development Alliance Partners(R); Development Alliance Program(R); Institutional Alliance Partners(R); Management Alliance Partners(R); Management Alliance Program(R); UPREIT Alliance Partners(R); and UPREIT Alliance Program(R). The following are our unregistered trademarks: Broker Alliance Partners(TM); Broker Alliance Program(TM); eSpace(TM); HTD(TM); High Throughput Distribution(TM); Institutional Alliance Program(TM); iSpace(TM); Strategic Alliance Partners(TM); and Strategic Alliance Programs(TM).

                                  THE COMPANY

     AMB Property Corporation, a Maryland corporation, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/New York City, the San Francisco Bay Area and Southern California. Within each of our markets, we focus our investments in in-fill submarkets. In-fill submarkets are characterized by supply constraints on the availability of land for competing projects. High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today's supply chain, as opposed to functioning as long-term storage facilities. We believe that the rapid growth of the air-freight business, the outsourcing of supply chain management to third party logistics companies and e-commerce are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. In addition, we believe that inventory levels as a percentage of final sales are falling and that goods are moving more rapidly through the supply chain. As a result, we intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

     As of June 30, 2000, we owned and operated 780 industrial buildings and nine retail centers, totaling approximately 70.8 million rentable square feet, located in 25 markets nationwide. As of June 30, 2000, these properties were 97.0% leased. As of June 30, 2000, through our subsidiary, AMB Investment Management, we also managed 43 industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet, which were 98.3% leased, on behalf of various institutional investors. In addition, we have invested in 36 industrial buildings, totaling approximately 4.0 million rentable square feet, through an unconsolidated joint venture.

     As of June 30, 2000, we had six retail centers, two industrial buildings and one land parcel, which were held for divestiture. In addition, during the second quarter of 2000, we disposed of two industrial buildings, aggregating approximately 0.4 million rentable square feet, for an aggregate price of $2.8 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

     Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target markets nationwide. We refer to AMB Property, L.P. as the operating partnership. As of June 30, 2000, we owned an approximate 93.4% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

     Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions and developments and renovation projects. As of June 30, 2000, we had investments in two co-investment joint ventures, including Alliance Fund I., which are consolidated for financial reporting purposes. We generally own 20 - 50% of the equity interests in these joint ventures and maintains control over the joint ventures' operations, financing and investment decisions.

     The operating partnership is the managing general partner of the Alliance Fund I and, together with one of our other affiliates, owns, as of June 30, 2000, approximately 22% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and the Alliance REIT, which has 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial buildings in target markets nationwide. As of June 30, 2000, the Alliance Fund I had equity commitments from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total committed capitalization of approximately $410.0 million.

     We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our administrative and management functions, rather than our relying on an outside manager for these services. The principal executive office of AMB Property Corporation and the operating partnership is located at 505 Montgomery St., San Francisco, CA 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts.

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the second quarter of 2000, we invested $193.6 million in operating properties, consisting of 52 industrial buildings aggregating approximately 2.4 million square feet, including the investment of $75.9 million in operating properties, consisting of 25 industrial buildings aggregating approximately 0.9 million square feet, by the Alliance Fund I. Year to date, we have invested $228.1 million in operating properties, consisting of 58 industrial buildings aggregating approximately 3.0 million square feet.

     We also initiated five new development projects and three new renovation projects during the second quarter, which will aggregate approximately 1.8 million square feet and have a total estimated cost of $74.3 million upon completion. Five development projects and one renovation project, aggregating approximately 1.4 million square feet, were completed during the quarter, at a total cost of $66.2 million. As of June 30, 2000, we had 23 industrial projects, which will total approximately 5.7 million square feet and have a total estimated investment of $341.9 million upon completion, in our development pipeline and two retail projects (excluding two development projects held for divestiture), which will total approximately 0.2 million square feet and have a total estimated investment of $34.8 million upon completion, in its development pipeline. As of June 30, 2000, $218.5 million had been funded and approximately $158.2 million was estimated to be required to complete projects currently under construction or for which we have committed to complete.

STRATEGIC ALLIANCE PROGRAMS

     Our Strategic Alliance Programs are designed to build value by creating mutually beneficial relationships. We believe that our strategy of forming strategic alliances with local and regional real estate experts improves our operating efficiency and flexibility, strengthens customer satisfaction and retention and provides us with growth opportunities. Additionally, our strategic alliances with institutional investors enhance our access to private capital and our ability to finance transactions with a goal of increasing our return on invested capital.

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

     Customer Alliance Program: Through our Customer Alliance Program, we are building long-term working relationships with major customers. We are committed to working with our customers, particularly our larger customers with multi-site requirements, to satisfy their real estate needs as efficiently as possible.

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

INVESTMENT ALLIANCES

     Institutional Alliance Program: Our strategy for the Institutional Alliance Program is to form alliances with institutional investors, which provide us with access to private capital and a source of incremental fee income and investment returns. This program allows our Institutional Alliance Partners the opportunity to co-invest with us and to receive professional investment management of their real estate assets.

     UPREIT Alliance Program: Through our UPREIT Alliance Program, we issue from time to time limited partnership units in the operating partnership to certain property owners in exchange for properties, thus providing additional growth for the portfolio.

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (90% leased). We refer to these properties as the same store properties. For the comparison between the three and six months ended June 30, 2000 and 1999, the same store properties consisted of properties aggregating approximately 54.5 million square feet. The properties acquired in 1999 consisted of 154 buildings, aggregating approximately 8.4 million square feet, and the properties acquired during the first half of 2000 consisted of 58 buildings, aggregating 3.0 million square feet. In 1999, property divestitures consisted of 30 retail centers and 15 industrial buildings, aggregating approximately 6.6 million square feet, and property divestitures during the first half of 2000 consisted of six industrial buildings, aggregating approximately 0.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 (DOLLARS IN MILLIONS):

               RENTAL REVENUES                  2000      1999     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $ 82.5    $ 78.0     $  4.5        5.8%
1999 acquisitions............................    20.1      11.1        9.0       81.1%
2000 acquisitions............................     3.8        --        3.8         --
Developments.................................     1.8       0.8        1.0      125.0%
Divestitures.................................     0.2      20.8      (20.6)     (99.0)%
Straight-line rents..........................     2.2       2.8       (0.6)     (21.4)%
                                               ------    ------     ------      -----
          Total..............................  $110.6    $113.5     $ (2.9)      (2.6)%
                                               ======    ======     ======      =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases and changes in occupancy and reimbursement of expenses. During the three months ended June 30, 2000, the same store properties increase in base rents (cash basis) was 22.2% on
3.3 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME        2000    1999    $ CHANGE    % CHANGE
     --------------------------------------        ----    ----    --------    --------
Equity earnings in unconsolidated joint
  ventures.......................................  $1.3    $1.2      $0.1         8.3%
Investment management and other income...........   1.6     0.6       1.0       166.7%
                                                   ----    ----      ----       -----
          Total..................................  $2.9    $1.8      $1.1        61.1%
                                                   ====    ====      ====       =====

     The $1.0 million increase in investment management and other income was due to increased acquisition fees and interest income.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES  2000     1999     $ CHANGE    % CHANGE
-------------------------------------------------  -----    -----    --------    --------
Rental expenses.................................   $11.6    $13.5     $(1.9)      (14.1)%
Real estate taxes...............................    13.5     14.8      (1.3)       (8.8)%
                                                   -----    -----     -----       -----
  Property operating expenses...................   $25.1    $28.3     $(3.2)      (11.3)%
                                                   =====    =====     =====       =====
Same store......................................   $18.3    $18.6     $(0.3)       (1.6)%
1999 acquisitions...............................     5.3      2.8       2.5        89.3%
2000 acquisitions...............................     1.0       --       1.0          --
Developments....................................     0.4      0.3       0.1        33.3%
Divestitures....................................     0.1      6.6      (6.5)      (98.5)%
                                                   -----    -----     -----       -----
          Total.................................   $25.1    $28.3     $(3.2)      (11.3)%
                                                   =====    =====     =====       =====

     Internal asset management costs of $2.5 million for the three months ended June 30, 1999, have been reclassified from property operating expenses to general and administrative expenses to conform with current year presentation. The decrease in same store properties' operating expenses primarily relates to decreases in insurance of $0.3 million.

                OTHER EXPENSES                   2000     1999     $ CHANGE    % CHANGE
                --------------                   -----    -----    --------    --------
Interest expense...............................  $20.0    $23.6     $(3.6)      (15.3)%
Depreciation expense...........................   22.6     15.2       7.4        48.7%
General and administrative expense.............    6.0      6.8      (0.8)      (11.8)%
                                                 -----    -----     -----       -----
          Total................................  $48.6    $45.6     $ 3.0         6.6%
                                                 =====    =====     =====       =====

     Internal asset management costs of $2.5 million for the three months ended June 30, 1999, have been reclassified from property operating expenses to general and administrative expenses to conform with current year presentation. The decrease in interest expense was primarily due to the decrease in our unsecured credit facility balance and the increase in interest capitalized. The increase in depreciation expense was primarily due to lower than normal depreciation expense in 1999. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to timing differences.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (DOLLARS IN MILLIONS):

               RENTAL REVENUES                  2000      1999     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $163.5    $155.1     $  8.4        5.4%
1999 acquisitions............................    39.5      14.4       25.1      174.3%
2000 acquisitions............................     4.2        --        4.2         --
Developments.................................     3.6       1.8        1.8      100.0%
Divestitures.................................     2.8      44.4      (41.6)     (93.7)%
Straight-line rents..........................     5.3       5.5       (0.2)      (3.6)%
                                               ------    ------     ------      -----
          Total..............................  $218.9    $221.2     $ (2.3)      (1.0)%
                                               ======    ======     ======      =====

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases and changes in occupancy and reimbursement of expenses. During the six months ended June 30, 2000, the same store properties increase in base rents (cash basis) was 18.1% on
6.1 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME        2000    1999    $ CHANGE    % CHANGE
     --------------------------------------        ----    ----    --------    --------
Equity earnings in unconsolidated joint
  ventures.......................................  $2.5    $2.3      $0.2         8.7%
Investment management and other income...........   2.4     1.5       0.9        60.0%
                                                   ----    ----      ----        ----
          Total..................................  $4.9    $3.8      $1.1        28.9%
                                                   ====    ====      ====        ====

     The $0.9 million increase in investment management and other income was due to increased acquisition fees and interest income.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES  2000     1999     $ CHANGE    % CHANGE
-------------------------------------------------  -----    -----    --------    --------
Rental expenses.................................   $23.1    $26.0     $ (2.9)     (11.2)%
Real estate taxes...............................    27.0     29.8       (2.8)      (9.4)%
                                                   -----    -----     ------      -----
  Property operating expenses...................   $50.1    $55.8     $ (5.7)     (10.2)%
                                                   =====    =====     ======      =====
Same store......................................   $37.2    $37.6     $ (0.4)      (1.1)%
1999 acquisitions...............................    10.5      3.8        6.7      176.3%
2000 acquisitions...............................     1.1       --        1.1         --
Developments....................................     1.0      0.6        0.4       66.7%
Divestitures....................................     0.3     13.8      (13.5)     (97.8)%
                                                   -----    -----     ------      -----
          Total.................................   $50.1    $55.8     $ (5.7)     (10.2)%
                                                   =====    =====     ======      =====

     Internal asset management costs of $4.6 million for the six months ended June 30, 1999, have been reclassified from property operating expenses to general and administrative expenses to conform with current year presentation. The decrease in same store properties operating expenses primarily relates to decreases in insurance costs of $0.8 million.

                OTHER EXPENSES                   2000     1999     $ CHANGE    % CHANGE
                --------------                   -----    -----    --------    --------
Interest expense...............................  $40.4    $46.6     $(6.2)      (13.3)%
Depreciation expense...........................   41.8     33.6       8.2        24.4%
General and administrative expense.............   11.3     13.0      (1.7)      (13.1)%
                                                 -----    -----     -----       -----
          Total................................  $93.5    $93.2     $ 0.3         0.3%
                                                 =====    =====     =====       =====

     Internal asset management costs of $4.6 million for the six months ended June 30, 1999, have been reclassified from property operating expenses to general and administrative expenses to conform with current year presentation. The decrease in interest expense was primarily due to the decrease in our unsecured credit facility balance and the increase in interest capitalized. The increase in depreciation expense was primarily due to lower than normal depreciation expense in 1999. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to timing differences.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured financing, proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries) and net proceeds from divestitures of properties. We believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property Divestitures. In June 2000, we divested ourselves of two industrial buildings, located in Denver, Colorado aggregating approximately 0.1 million square feet, for an aggregate price of $2.8 million. This divestiture during the second quarter resulted in an aggregate net gain of $0.4 million. To date, we have divested ourselves of six industrial buildings, aggregating approximately 0.4 million square feet, for an aggregate price of $15.7 million, with a resulting net gain of $0.4 million.

     Credit Facilities. On May 24, 2000, the operating partnership, entered into a new $500 million unsecured revolving credit agreement, which replaced its previous $500 million credit facility that was to mature in November 2000. We are a guarantor of the operating partnership's obligations under the credit facility. The new credit facility is with Morgan Guaranty Trust Company of New York, as administrative agent, Bank of America, N.A., as syndication agent, The Chase Manhattan Bank, as document agent, J.P. Morgan Securities Inc. and Banc of America Securities, LLC, as joint lead arrangers and joint bookmanagers, and a syndicate of 12 other banks. The new credit facility matures in May 2003 and has a one-year extension option. The operating partnership has the ability to increase available borrowings up to $700 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. The rate on the borrowings will generally be LIBOR plus, based on the current credit rating of the operating partnership's long-term debt, 75 basis points. In addition, there is a 15 basis point annual facility fee. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowing under our credit facility bear interest at LIBOR plus 75 basis points. As of June 30, 2000, the outstanding balance on our unsecured credit facility was $176.0 million and it bore interest at a weighted average rate of 7.5%. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At June 30, 2000, the remaining amount available under our unsecured credit facility was $324.0 million.

     In addition, we have an $80.0 million unsecured credit facility held through our investment in the Alliance Fund I. The debt is secured by the unfunded capital commitments of the third party investors in the Alliance REIT I, a limited partner of the Alliance Fund I. The debt bears interest at LIBOR plus 87.5 basis points and matures in April 2001. As of June 30, 2000, the outstanding balance on this credit facility was $51.0 million which bore interest at a weighted average rate of 7.5%. At June 30, 2000, the remaining amount available under this credit facility was $29.0 million.

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

     On March 22, 2000, AMB Property II, L.P., one of our subsidiaries, issued and sold 397,439 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $3.975 per annum. The Series F Preferred Units are redeemable by AMB Property II, L.P. on or after March 22, 2005, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series F Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series F Preferred Stock. AMB Property II, L.P. loaned the net proceeds of $19.6 million to the operating partnership. The operating partnership used the funds to partially repay borrowings under our unsecured credit facility and for general corporate purposes. The loan bears interest at a rate of 7.0% per annum and is payable upon demand.

     Market Capitalization. As of June 30, 2000, the aggregate principal amount of our secured debt was $740.1 million, excluding unamortized debt premiums of $11.0 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.9%) and final maturity dates ranging from May 2000 to January 2014. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $18.4 million as of June 30, 2000, which bear interest at variable rates.

     In order to maintain financial flexibility and facilitate the rapid deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. Additionally, we presently manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate these policies.

     The tables below summarize our debt maturities and capitalization as of June 30, 2000 (dollars in thousands, except for share and per share amounts):

                                      DEBT
--------------------------------------------------------------------------------

                             INDUSTRIAL       RETAIL      UNSECURED     UNSECURED      ALLIANCE
                              SECURED        SECURED     SENIOR DEBT     CREDIT      FUND I CREDIT      TOTAL
                              DEBT(2)        DEBT(2)     SECURITIES     FACILITY       FACILITY          DEBT
                             ----------      --------    -----------    ---------    -------------    ----------
2000 (6 months)............   $ 16,161       $  7,649     $     --      $     --       $     --       $   23,810
2001.......................     13,635         24,481           --            --         51,000           89,116
2002.......................     44,869         22,513           --            --             --           67,382
2003.......................     74,916            526           --       176,000             --          251,442
2004.......................     89,958            570           --            --             --           90,528
2005.......................     69,496            618      100,000            --             --          170,114
2006.......................    134,946            670           --            --             --          135,616
2007.......................     47,519            727           --            --             --           48,246
2008.......................    123,231          7,759      175,000            --             --          305,990
2009.......................      1,493            318           --            --             --            1,811
2010.......................     53,122            345           --            --             --           53,467
Thereafter.................      3,356          1,263      125,000            --             --          129,619
                              --------       --------     --------      --------       --------       ----------
  Subtotal.................    672,702         67,439      400,000       176,000         51,000        1,367,141
  Unamortized premiums.....     10,206            744           --            --             --           10,950
                              --------       --------     --------      --------       --------       ----------
         Total consolidated
           debt............    682,908         68,183      400,000       176,000         51,000        1,378,091
Our share of unconsolidated
  joint venture debt.......     24,249             --           --            --             --           24,249
                              --------       --------     --------      --------       --------       ----------
         Total debt........    707,157         68,183      400,000       176,000         51,000        1,402,340
Joint venture partners'
  share of consolidated
  joint venture debt.......    (90,376)       (16,526)          --            --        (39,780)        (146,682)
                              --------       --------     --------      --------       --------       ----------
    Our share of total
      debt.................   $616,781       $ 51,657     $400,000      $176,000       $ 11,220       $1,255,658
                              ========       ========     ========      ========       ========       ==========
Weighed average interest
  rate.....................        7.9%(1)        7.8%         7.2%          7.5%           7.5%             7.6%
Weighed average maturity
  (in years)...............        6.0(1)         3.1         10.4           2.9            0.8              6.8

---------------
(1) Does not include unconsolidated joint venture debt. The weighted average interest and weighted average maturity for the two unconsolidated joint venture debts were 6.9% and 6.2 years, respectively.

(2) All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $18.4 million, which bear interest at variable rates.

                                 MARKET EQUITY
     ----------------------------------------------------------------------

                                                SHARES/UNITS
                   SECURITY                     OUTSTANDING     MARKET PRICE    MARKET VALUE
                   --------                     ------------    ------------    ------------
Common stock..................................   83,868,693        $22.81        $1,913,255
Common limited partnership units..............    5,973,615         22.81           136,273
                                                 ----------                      ----------
          Total...............................   89,842,308                      $2,049,528
                                                 ==========                      ==========

                           PREFERRED STOCK AND UNITS
     ----------------------------------------------------------------------

                                                DIVIDEND    LIQUIDATION     REDEMPTION
                   SECURITY                       RATE      PREFERENCE      PROVISIONS
                   --------                     --------    -----------     ----------
Series A preferred stock......................    8.50%      $100,000      July 2003
Series B preferred units......................    8.63%        65,000      November 2003
Series C preferred units......................    8.75%       110,000      November 2003
Series D preferred units......................    7.75%        79,767      May 2004
Series E preferred units......................    7.75%        11,022      August 2004
Series F preferred units......................    7.95%        19,872      March 2005
                                                  ----       --------
          Weighted Average/Total..............    8.40%      $385,661
                                                  ====       ========

                             CAPITALIZATION RATIOS
     ----------------------------------------------------------------------

Total debt-to-total market capitalization...................  36.5%
Our share of total debt-to-total market capitalization......  34.0%
Total debt plus preferred-to-total market capitalization....  46.6%
Our share of total debt plus preferred-to-total market
  capitalization............................................  44.5%
Our share of total debt-to-total book capitalization........  37.8%

  LIQUIDITY

     As of June 30, 2000, we had approximately $21.7 million in cash, restricted cash and cash equivalents and $353.0 million of additional available borrowings under our credit facilities. We intend to use cash from operations, borrowings under our credit facilities, other forms of secured and unsecured financing, proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries), and proceeds from divestitures of properties to fund acquisitions, development activities and capital expenditures and to provide for general working capital requirements.

     The following table sets forth the dividend payments and distributions that were declared on May 24, 2000:

                                                                                         DIVIDEND   SECOND    YEAR TO
                                                      RECORD                             PAYMENT    QUARTER    DATE
          SECURITY                PAYING ENTITY        DATE         PAYMENT PERIOD         DATE     AMOUNT    AMOUNT
          --------            ---------------------   -------   ----------------------   --------   -------   -------
Common Stock................  Company                 7/05/00   Quarter ended 6/30/00    7/17/00    $0.3700   $0.7400
OP Units....................  Operating Partnership   7/05/00   Quarter ended 6/30/00    7/17/00    $0.3700   $0.7400
Series A Preferred Stock....  Company                 7/05/00   3 months ended 7/14/00   7/17/00    $0.5313   $1.0626
Series A Preferred Units....  Operating Partnership   7/05/00   3 months ended 7/14/00   7/17/00    $0.5313   $1.0626
Series B Preferred Units....  Operating Partnership   7/05/00   3 months ended 7/14/00   7/17/00    $1.0781   $2.1562
Series C Preferred Units....  AMB Property II, L.P.   7/05/00   3 months ended 7/14/00   7/17/00    $1.0938    2.1876
Series D Preferred Units....  AMB Property II, L.P.   6/15/00   3 months ended 6/24/00   6/25/00    $0.9688   $1.9376
Series E Preferred Units....  AMB Property II, L.P.   7/05/00   3 months ended 7/14/00   7/17/00    $0.9688   $1.9376
Series F Preferred Units....  AMB Property II, L.P.   7/05/00   3 months ended 7/14/00   7/17/00    $0.9938   $1.1030

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  CAPITAL COMMITMENTS

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of June 30, 2000, we are developing 23 projects representing a total estimated investment of $341.9 million upon completion. Of this total, $218.5 million had been funded as of June 30, 2000, and approximately $158.2 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or equity issuances, and net proceeds from property divestitures. We have no other material capital commitments.

     During the period from January 1, 2000 to June 30, 2000, we invested:

     - $228.1 million in 58 operating industrial buildings, aggregating approximately 3.0 million rentable square feet, and

     - $63.6 million in 12 new development and renovation projects (with a total cost upon completion estimated to be $145.0 million), aggregating approximately 3.0 million square feet upon completion.

     We funded these acquisitions and initiated development and renovation projects through borrowings under our credit facilities, cash, debt and equity issuances, and net proceeds from property divestitures.

                             FUNDS FROM OPERATIONS

     We believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate measure of performance for an equity real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by U.S. generally accepted accounting principles and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

     The following table reflects the calculation of funds from operations for the three and six months ended June 30, 2000 and 1999 (dollars in thousands, except share and per share data):

                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               ---------------------------   -------------------------
                                                   2000           1999          2000          1999
                                               ------------   ------------   -----------   -----------
Income from operations before minority
  interests..................................  $    39,774    $    41,446    $    80,239   $    76,021
Real estate related depreciation and
  amortization:
          Total depreciation and
            amortization.....................       22,631         15,178         41,823        33,602
  Furniture, fixtures, and equipment
     depreciation and ground lease
     amortization............................         (231)          (250)          (634)         (364)
FFO attributable to minority interests(1)(2):
  Separate account co-investors..............       (1,283)        (1,161)        (2,547)       (2,635)
  Alliance Fund I............................         (478)            --         (1,234)           --
  Other joint venture partners...............         (920)          (558)        (1,526)       (1,109)
Adjustments to derive FFO in unconsolidated
  joint venture(3):
  Our share of net income....................       (1,317)        (1,177)        (2,559)       (2,328)
  Our share of FFO...........................        1,811          1,671          3,547         3,316
Series A preferred stock dividends...........       (2,125)        (2,125)        (4,250)       (4,250)
Series B, C, D, E & F preferred unit
  distributions..............................       (5,962)        (4,667)       (11,572)       (8,475)
                                               -----------    -----------    -----------   -----------
FFO(1).......................................  $    51,900    $    48,357    $   101,287   $    93,778
                                               ===========    ===========    ===========   ===========
FFO per common share and unit:
  Basic......................................  $      0.58    $      0.53    $      1.13   $      1.03
                                               ===========    ===========    ===========   ===========
  Diluted....................................  $      0.58    $      0.53    $      1.13   $      1.03
                                               ===========    ===========    ===========   ===========
Weighted average common shares and units:
  Basic......................................   89,822,498     90,861,822     89,758,199    90,655,675
                                               ===========    ===========    ===========   ===========
  Diluted(4).................................   90,098,892     91,044,028     89,903,417    90,756,567
                                               ===========    ===========    ===========   ===========

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

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for the all of our industrial and retail properties as of and for the period ended June 30, 2000.

                                                       INDUSTRIAL       RETAIL         TOTAL
                                                       -----------    ----------    -----------
Square feet owned(1).................................   69,159,884     1,607,135     70,767,019
Occupancy percentage.................................         97.0%         90.2%          96.8%
Lease expirations as percentage of total square feet
  (next 12 months)...................................         15.8%          9.1%          15.6%
Weighted average lease term..........................      6 years      14 years        6 years
Tenant retention:
  Quarter (3.5 million sq. ft. expired)..............         58.3%        100.0%          58.4%
  Year-to-date (5.9 million SF expired)..............         59.4%         35.3%          59.1%
Rent increases on lease commencements:
  Quarter (3.3 million sq. ft. leased)...............         22.1%         25.6%          22.2%
  Year-to-date (6.1 million sq. ft. leased)..........         18.5%         12.5%          18.1%
Same store cash basis NOI growth(2):
  Quarter............................................          8.8%         (2.4)%          8.2%
  Year-to-date.......................................          7.9%          1.3%           7.5%
Second generation tenant improvements and leasing
  commissions per sq. ft.(3):
  Quarter:
     Renewals........................................  $      1.79    $     0.00    $      1.73
     Re-tenanted.....................................         2.05          0.00           1.98
                                                       -----------    ----------    -----------
       Weighted average..............................  $      1.94    $     0.00    $      1.88
                                                       ===========    ==========    ===========
  Year-to-date:
     Renewals........................................  $      1.19    $     0.00    $      1.18
     Re-tenanted.....................................         1.90          0.00           1.87
                                                       -----------    ----------    -----------
       Weighted average..............................  $      1.61    $     0.00    $      1.58
                                                       ===========    ==========    ===========
Recurring capital expenditures(4)
  Quarter............................................  $     8,986    $       11    $     8,997
                                                       ===========    ==========    ===========
  Year-to-date.......................................  $    15,972    $       16    $    15,988
                                                       ===========    ==========    ===========

---------------
(1) In addition to owned square feet as of June 30, 2000, we managed, through our subsidiary, AMB Investment Management, approximately 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in approximately
    4.0 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2) Consists of industrial buildings and retail centers aggregating approximately 53.7 million and approximately 0.8 million square feet, respectively, that have been owned by us prior to January 1, 1999 and excludes development properties prior to stabilization.

(3) Consists of all second generation leases renewing or re-tenanting with lease terms greater than one year.

(4) Includes second generation leasing costs and building improvements.

     The following summarizes key same store properties' operating statistics for our industrial and retail properties as of and for the period ending June 30, 2000:

                                                   INDUSTRIAL    RETAIL       TOTAL
                                                   ----------    -------    ----------
Square feet in same store pool(1)................  53,722,443    791,291    54,513,734
  % of total square feet.........................        77.7%      49.2%         77.0%
Occupancy percentage at period end:
  June 30, 2000..................................        97.6%      94.5%         97.6%
  June 30, 1999..................................        96.2%      97.4%         96.2%
Tenant retention:
  Quarter (3.0 million SF expired)...............        50.2%     100.0%         50.4%
  Year-to-date (5.0 million SF expired)..........        57.7%      35.3%         57.4%
Rent increases on lease commencements:
  Quarter (2.5 million SF leased)................        21.2%      25.6%         21.3%
  Year-to-date (5.0 million SF leased)...........        17.4%      12.5%         17.2%
Cash basis NOI growth % increase (decrease):
  Quarter:
     Revenues....................................         6.5%      (5.8)%         5.8%
     Expenses....................................        (1.1)%    (13.7)%        (2.1)%
     Net operating income........................         8.8%      (2.4)%         8.2%
  Year-to-date:
     Revenues....................................         5.9%      (2.0)%         5.4%
     Expenses....................................        (0.5)%     (9.8)%        (1.2)%
     Net operating income........................         7.9%       1.3%          7.5%

---------------
(1) Consists of industrial buildings and retail centers owned prior to January 1, 1999 and excludes development properties prior to stabilization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk includes: 1) the rising interest rates in connection with our unsecured credit facilities and other variable rate borrowings; and 2) our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Capital Resources -- Market Capitalization."

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of June 30, 2000, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 5, 2000. The stockholders voted to elect nine directors to the Company's Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

     The stockholders' votes with respect to the election of directors were as follows:

                                                                       VOTES
                                                 --------------------------------------------------
                                                               AGAINST OR      VOTES       BROKER
                                                    FOR         WITHHELD     ABSTAINED    NON-VOTES
                                                 ----------    ----------    ---------    ---------
Douglas D. Abbey...............................  62,932,780      986,422        --           --
Hamid R. Moghadam..............................  62,932,080      987,122        --           --
T. Robert Burke................................  62,932,780      986,422        --           --
Daniel H. Case, III............................  62,499,980    1,419,222        --           --
David A. Cole..................................  62,467,080    1,452,122        --           --
Lynn M. Sedway.................................  62,498,280    1,420,922        --           --
Jeffrey L. Skelton, Ph.D.......................  62,932,780      986,422        --           --
Thomas W. Tusher...............................  62,931,920      987,912        --           --
Caryl B. Welborn, Esq..........................  62,932,480      986,722        --           --

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

WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 24.0% of the leased square footage of our properties as of June 30, 2000 will expire on or prior to December 31, 2001, with leases on 8.2% of the leased square footage of our properties as of June 30, 2000 expiring during the six months ending December 31, 2000. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and our ability to pay distributions on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A SIGNIFICANT NUMBER OF OUR PROPERTIES ARE LOCATED IN CALIFORNIA

     Our properties located in California as of June 30, 2000 represented approximately 22.4% of the aggregate square footage of our properties as of June 30, 2000 and 28.4% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at June 30, 2000 multiplied by
12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow and our ability to pay distributions on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity.

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

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of June 30, 2000, 212 industrial buildings aggregating approximately 15.5 million rentable square feet (representing 21.8% of our properties based on aggregate square footage and 26.6% based on annualized base rent) and one retail center aggregating approximately 0.4 million rentable square feet (representing 0.6% of our properties based on aggregate square footage and 1.9% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles which we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

     As of June 30, 2000 we had ownership interests in 26 joint ventures, limited liability companies or partnerships with third parties, as well as interests in two unconsolidated entities. As of June 30, 2000 we owned 38 (excluding the two unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management, Inc. and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

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

     - our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

     - agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer's, member's or partner's interest or "buy-sell" or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of June 30, 2000 six retail centers, two industrial properties, and one land parcel, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

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

     As of June 30, 2000 we had total debt outstanding of approximately $1.4 billion including:

     - $740.1 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of six years and a weighted average interest rate of 7.9%;

     - $51.0 million outstanding under the unsecured credit facility related to the Alliance Fund I, with a maturity date of April 2001 and a weighted average interest rate of 7.5%;

     - $176.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of May 2003 and a weighted average interest rate of 7.5%; and

     - $400.0 million aggregate principal amount of unsecured senior debt securities with maturities in 2005, 2008, and 2018 and a weighted average interest rate of 7.2%.

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

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW

     As of June 30, 2000 we had approximately $176.0 million and $51.0 million outstanding under our unsecured credit facility and the unsecured credit facility related to the Alliance Fund I, respectively. In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

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

WE COULD DEFAULT ON CROSS-COLLATERALIZED AND CROSS-DEFAULTED DEBT

     As of June 30, 2000 we had 19 non-recourse secured loans, which are cross-collateralized by 21 properties. As of June 30, 2000 we had approximately $245.8 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt which is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our stock.

CONTINGENT OR UNKNOWN LIABILITIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     Our predecessors have been in existence for varying lengths of time up to 17 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore are not disclosed in this report. We assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership's limited partnership units or shares of our common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against our predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following:

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

CERTAIN OF OUR EXECUTIVE OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH US IN CONNECTION WITH OTHER PROPERTIES THAT THEY OWN OR CONTROL

     As of June 30, 2000 AMB Development, L.P. owns interests in 11 retail development projects in the U.S., 10 of which consist of a single free-standing Walgreens drugstore and one of which consists of a free-standing Walgreens drugstore, a ground lease to McDonald's, and a 14,000 square foot retail center. In addition, Messrs. Abbey, Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $75,000, in a limited partnership which owns an office building located in Oakland, California.

     In addition, several of our executive officers individually own:

     - less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

     - certain interests in and rights to developed and undeveloped real property located outside the United States; and

     - certain other de minimis holdings in equity securities of real estate companies.

     Thomas W. Tusher, a member of our board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued at approximately $1.2 million. Messrs. Abbey, Moghadam and Burke each have a 26.7% interest in the partnership, each valued at approximately $1.6 million.

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

OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT STOCKHOLDERS COULD ACT IN A MANNER THAT IS NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS

     As of July 25, 2000, our two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor), and Capital Research and Management Company (with respect to various client accounts for which Capital Research and Management Company serves as investment advisor) beneficially owned approximately 10.3% of our outstanding common stock. In addition, our executive officers and directors beneficially owned approximately 5.4% of our outstanding common stock as of July 25, 2000 and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

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

WE COULD ENCOUNTER ENVIRONMENTAL PROBLEMS

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

     Some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. We have formed a limited liability company with AIG Global Real Estate Investment Corp. to acquire, develop, manage and operate environmentally impaired properties in target markets nationwide. The operating partnership is the managing member of this venture. Each of AIG and the operating partnership has committed $50 million to this venture. This venture currently intends to invest primarily in industrial properties located near major airports, ports and in-fill areas with known and quantifiable environmental issues, as well as, to a more limited extent, well-located, value-added retail properties. Environmental issues for each property are evaluated and quantified prior to acquisition. The costs of environmental investigation, clean-up and monitoring are underwritten into the cost of the acquisition and appropriate environmental insurance is obtained for the property. In connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

     All of our properties were subject to a Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties and include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report. We may perform additional Phase II testing if recommended by the independent environmental consultant. Phase II testing may include the collection and laboratory analysis of soil and groundwater samples, completion of surveys for asbestos-containing building materials, and any other testing that the consultant considers prudent in order to test for the presence of hazardous materials.

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

WE MAY INVEST IN HIGHLY SPECULATIVE EARLY-STAGE COMPANIES WHICH MAY JEOPARDIZE OUR STATUS AS A REAL ESTATE INVESTMENT TRUST

     We believe that our investments in highly speculative early-stage companies have been structured so that we currently qualify as a real estate investment trust under the Internal Revenue Code. However, if the value of these investments, either individually or in the aggregate, appreciates significantly, these investments may adversely affect our ability to continue to qualify as a real estate investment trust, unless we are able to restructure or dispose of our holdings on a timely basis. As of June 30, 2000, we had invested approximately $14.0 million in early-stage companies. One of these investments, in an initial amount of $5.0 million, has appreciated to a market value in excess of $15.6 million at June 30, 2000, if it were freely tradable. See
"-- Our Failure to Qualify as a Real Estate Investment Trust Would Have Serious Adverse Consequences to Stockholders" and "-- We May Invest in Highly Speculative Early-Stage Companies in which We May Lose Our Entire Investment."

WE PAY SOME TAXES

     Even if we qualify as a real estate investment trust, we will be required to pay certain state and local taxes on our income and property. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through AMB Investment Management and Headlands Realty Corporation (which we discuss below under "-- AMB Investment Management and Headlands Realty Corporation").

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

     All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. On November 26, 1999, 74,710,153 shares of common stock issued in our formation transactions became eligible for sale pursuant to Rule 144(k). Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at our option, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 5,973,615 common limited partnership units as of June 30, 2000. As of June 30, 2000, we had reserved 8,574,690 shares of common stock for issuance under our Stock Option and Incentive Plan (not including shares that we have already issued) and, as of June 30, 2000, we had granted to certain directors, officers and employees options to purchase 5,717,416 shares of common stock (excluding forfeitures and 69,915 shares that we have issued pursuant to the exercise of options). As of June 30, 2000, we had granted 305,395 restricted shares of common stock, 1,633 of which have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed a registration statement with respect to the shares of common stock issuable under our Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership's limited partnership units.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Revolving Credit Agreement dated as of May 24, 2000 among
               AMB Property, L.P., the banks listed therein, Morgan
               Guaranty Trust Company of New York, as Administrative Agent,
               Bank of America, N.A., as Syndication Agent, the Chase
               Manhattan Bank, as Documentation Agent, J.P. Morgan
               Securities Inc. and Banc of America Securities LLC, as Joint
               Lead Arrangers and Joint Bookmanagers, Bank One, NA,
               Commerzbank Aktiengesellschaft, PNCBank National Association
               and Wachovia Bank, N.A., as Managing Agents and Bankers
               Trust Company and Dresdner Bank AG, New York and Grand
               Cayman Branches, as Co-Agents. (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K
               filed on June 16, 2000)
     10.2      Guaranty of Payment made as of May 24, 2000 between AMB
               Property Corporation and Morgan Guaranty Trust Company of
               New York, as administrative agent for the banks listed on
               the signature page of the Revolving Credit Agreement
               (incorporated by reference to Exhibit 10.2 of the
               Registrant's Current report on Form 8-K filed on June 16,
               2000)
     27.1      Financial Data Schedule -- AMB Property Corporation.

     (b) Reports on Form 8-K:

     - The Registrant filed a Current Report on Form 8-K on June 16, 2000, in connection with the renewal of its Revolving Credit Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMB PROPERTY CORPORATION
                                          Registrant

Date: August 3, 2000                      By:      /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                      Michael A. Coke
                                                Chief Financial Officer and
                                                  Executive Vice President
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                                          By:       /s/ NINA A. TRAN
                                            ------------------------------------
                                                        Nina A. Tran
                                                       Vice President
                                                (Duly Authorized Officer and
                                               Principal Accounting Officer)

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Revolving Credit Agreement dated as of May 24, 2000 among
               AMB Property, L.P., the banks listed therein, Morgan
               Guaranty Trust Company of New York, as Administrative Agent,
               Bank of America, N.A., as Syndication Agent, the Chase
               Manhattan Bank, as Documentation Agent, J.P. Morgan
               Securities Inc. and Banc of America Securities LLC, as Joint
               Lead Arrangers and Joint Bookmanagers, Bank One, NA,
               Commerzbank Aktiengesellschaft, PNCBank National Association
               and Wachovia Bank, N.A., as Managing Agents and Bankers
               Trust Company and Dresdner Bank AG, New York and Grand
               Cayman Branches, as Co-Agents. (incorporated by reference to
               Exhibit 10.1 of the Registrant's Current Report on Form 8-K
               filed on June 16, 2000)
     10.2      Guaranty of Payment made as of May 24, 2000 between AMB
               Property Corporation and Morgan Guaranty Trust Company of
               New York, as administrative agent for the banks listed on
               the signature page of the Revolving Credit Agreement
               (incorporated by reference to Exhibit 10.2 of the
               Registrant's Current report on Form 8-K filed on June 16,
               2000)
     27.1      Financial Data Schedule -- AMB Property Corporation.