Form 10-K/A
period 2000-12-31
AMB PROPERTY CORP
filed 2001-04-02
CIK 1045609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Registrant's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K for AMB Property Corporation for the year ended December 31, 2000 is being amended and restated in its entirety to (i) amend Part I, Item 1, Business, to add certain information, (ii) amend Part II,
Item 5, Market for Registrant's Common Equity and Related Shareholder Matters, to add certain information, and (iii) amend Part IV, Item 14(a)(1) & (2), Exhibits, Financial Statements and Schedules, to correct certain typographical errors in AMB Property Corporation's Consolidated Statements of Stockholders' Equity.

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

     We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our administrative and management functions, rather than our relying on an outside manager for these services. The principal executive office of AMB Property Corporation and the operating partnership is located at Pier 1, Bay 1, San Francisco, CA 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts. As of December 31, 2000, we employed 174 individuals, 133 at our San Francisco headquarters and 41 in our Boston office.

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

     We believe that our partners give us local market expertise and enormous flexibility allowing us to focus on our core competencies: developing and refining our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns to stockholders.

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

                                                                        NO. NEW        SAN                       TOTAL
                                                           DALLAS/      JERSEY/     FRANCISCO     SOUTHERN        HUB
                                 ATLANTA     CHICAGO(1)   FT. WORTH     NEW YORK     BAY AREA    CALIFORNIA     MARKETS
                                ----------   ----------   ----------   ----------   ----------   ----------   -----------
Square feet owned.............   5,140,876    7,497,472    5,933,777    5,985,300    8,771,331    9,553,425    42,882,181
Occupancy Percentage..........        98.0%        94.6%        92.5%        95.8%        99.8%        96.9%         96.5%
Annualized base rent..........  $   21,327   $   29,662   $   24,597   $   35,905   $   76,625   $   48,840   $   236,956
Annualized base rent per
 square foot..................  $     4.23   $     4.18   $     4.48   $     6.26   $     8.75   $     5.28   $      5.73
Lease expirations as a
 percentage of ABR:
 2001.........................        17.5%        14.1%        14.5%        19.5%        11.9%        12.8%         14.0%
 2002.........................        17.2%        13.6%        18.8%         9.3%        12.7%        13.1%         13.4%
 2003.........................        15.1%        24.9%        20.0%        14.6%        13.1%        15.8%         16.0%
Weighted average lease terms
 Original.....................   4.9 years    7.7 years    5.8 years    7.1 years    5.4 years    6.8 years     6.3 years
 Remaining....................   3.2 years    3.9 years    3.3 years    3.7 years    3.3 years    4.0 years     3.6 years
Tenant Retention (Year-to-
 date)........................        67.5%        66.1%        58.9%        67.6%        54.8%        53.8%         60.1%
Rent increases on renewals and
 rollovers....................         6.5%         7.9%        10.3%        13.7%        70.5%        17.7%         32.6%
Same store cash basis NOI
 growth.......................         6.1%         5.6%         9.7%         0.2%        22.3%         4.4%         11.3%
Square feet owned in same
 store pool(2)................   3,196,631    6,855,380    4,622,049    2,162,051    6,162,270    4,887,057    27,885,438

                                   TOTAL
                                   OTHER
                                  MARKETS        TOTAL
                                -----------   -----------
Square feet owned.............   32,913,808    75,795,989
Occupancy Percentage..........         96.3%         96.4%
Annualized base rent..........  $   177,356   $   414,312
Annualized base rent per
 square foot..................  $      5.60   $      5.67
Lease expirations as a
 percentage of ABR:
 2001.........................         19.2%         16.0%
 2002.........................         15.7%         14.3%
 2003.........................         14.2%         15.3%
Weighted average lease terms
 Original.....................    6.6 years     6.4 years
 Remaining....................    3.4 years     3.5 years
Tenant Retention (Year-to-
 date)........................         57.3%         59.0%
Rent increases on renewals and
 rollovers....................         11.6%         25.6%
Same store cash basis NOI
 growth.......................          4.7%          8.5%
Square feet owned in same
 store pool(2)................   24,259,912    52,145,350

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

                                                   INDUSTRIAL    RETAIL       TOTAL
                                                   ----------    -------    ----------
Square feet in same store pool...................  52,145,350    367,179    52,512,529
  % of total square feet.........................        68.8%      30.4%         68.2%
Occupancy percentage at December 31, 2000........        96.8%      95.3%         96.7%
                       at December 31, 1999......        96.2%      97.8%         96.2%
Tenant retention:
  -- Year-to-date (11.0 million SF expired)......        59.2%      18.9%         58.9%
Rent increases on renewals and rollovers:
  -- Year-to-date (9.8 million SF leased)........        27.0%     215.0%         28.0%
Cash basis net operating income growth %
  increase(1)
  -- Year-to-date: Revenues......................         7.3%       1.7%          7.2%
                    Expenses.....................         3.5%       3.9%          3.5%
                    NOI..........................         8.5%       1.0%          8.4%

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

PROPERTIES HELD THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

  Consolidated:

     As of December 31, 2000, we held interests in joint ventures, limited liability companies, and partnerships with certain unaffiliated third parties through, which are consolidated in our consolidated financial statements. In certain cases such agreements provide that we are a limited partner or that the other party to the joint venture is principally responsible for day-to-day management of the property (although in all such cases, we have approval rights with respect to significant decisions involving the underlying properties). Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and provide certain rights to us or the other party to the joint venture to sell its interest to the joint venture or to the other joint venture partner on terms specified in the agreement. All of the joint ventures terminate in 2024 or later, but may end earlier if a joint venture ceases to hold any interest in or have any obligations relating to the property held by the joint venture.

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

                         UNCONSOLIDATED JOINT VENTURES
                            AND MORTGAGE INVESTMENTS
                             (DOLLARS IN THOUSANDS)

                                                                                    OUR          OUR         OUR
                                                                      TOTAL        TOTAL      OWNERSHIP     SHARE
                PROPERTIES                         MARKET          SQUARE FEET   INVESTMENT   PERCENTAGE   OF DEBT
                ----------                   -------------------   -----------   ----------   ----------   -------
OPERATING JOINT VENTURES
1. Elk Grove Du Page.......................  Chicago                4,046,721     $59,447         56%      $16,333
DEVELOPMENT ALLIANCE JOINT VENTURES(1)
2. Pico Rivera.............................  Southern California      850,000      18,806         50%       12,469
3. Monte Vista Spectrum....................  Southern California      576,000       2,179         50%           --
                                                                    ---------     -------                  -------
         Total.............................                         5,472,721     $80,432                  $28,802
                                                                    =========     =======                  =======

                                                                                             MORTGAGE
                    PROPERTIES                             MARKET             MATURITY      RECEIVABLE   RATE
                    ----------                       -------------------   --------------   ----------   -----
MORTGAGE INVESTMENT
1. Pier 1..........................................  SF Bay Area           March 2001        $ 36,969    11.00%
2. Manhattan Village Shopping Center...............  Southern California   September 2001      79,000     8.75%
                                                                                             --------
         Total.....................................                                          $115,969
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange on November 21, 1997, under the symbol "AMB." As of March 20, 2001, there were approximately 268 holders of record of our common stock (excluding shares held through the Depository Trust Company, as nominee). Set forth below are the high and low sales prices per share of our common stock, as reported on the NYSE composite tape, and the distribution per share paid by us during the period from January 1, 1998, through December 31, 2000.

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
10.9      Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.10     Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.11     Agreement for Purchase and Exchange entered into as of March
          9, 1999, by and among AMB Property, L.P., AMB Property II,
          L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999).
10.12     Dividend Reinvestment and Direct Purchase Plan, dated July
          9, 1999 (incorporated by reference to Exhibit 10.4 of the
          Registrant's Quarterly Report on Report Form 10-Q for the
          quarter ended June 30, 1999).
10.13     Second Amended and Restated 1997 Stock Option and Incentive
          Plan (incorporated by reference to Exhibit 10.5 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14     Ninth Amended and Restated Agreement of Limited Partnership
          of AMB Property II, L.P., dated March 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant's Current
          Report on Form 8-K filed on March 23, 2001).
10.15     Revolving Credit Agreement dated as of May 24, 2000, among
          AMB Property, L.P., the banks listed therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent,
          Bank of America, N.A., as Syndication Agent, the Chase
          Manhattan Bank, as Documentation Agent, J.P. Morgan
          Securities Inc. and Banc of America Securities LLC, as Joint
          Lead Arrangers and Joint Bookmanagers, Bank one, NA,
          Commerzbank Aktiengesellschaft, PNC Bank National
          Association and Wachovia Bank, N.A., as Managing Agents and
          Banks Trust Company and Dresdner Bank AG, New York and Grand
          Cayman Branches, as Co-Agents (incorporated by reference to
          Exhibit 10.1 of the Registrant's Current Report on Form 8-K
          filed on June 16, 2000).
10.16     Guaranty of Payment made as of May 24, 2000, between AMB
          Property Corporation and Morgan Guaranty Trust Company of
          New York, as administrative agent for the banks listed on
          the signature page of the Revolving Credit Agreement
          (incorporated herein by reference to Exhibit 10.2 of the
          Registrant's Current Report on Form 8-K filed on June 16,
          2000).
10.17     Credit Agreement dated as of September 27, 1999, among AMB
          Institutional Alliance Fund I, L.P., AMB Institutional
          Alliance REIT I, Inc., the Lenders and issuing parties
          thereto, BT Realty Resources, Inc. and Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (incorporated by reference to Exhibit
          24.1 of the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 2000).

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

     (c) EXHIBITS:

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES:

     See Item 14(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                          AMB PROPERTY CORPORATION

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
               /s/ HAMID R. MOGHADAM*                  Chairman of the Board and Chief  March 30, 2001
-----------------------------------------------------         Executive Officer
                  Hamid R. Moghadam                     (Principal Executive Officer)

                 /s/ W. BLAKE BAIRD*                              President             March 30, 2001
-----------------------------------------------------
                   W. Blake Baird

                /s/ DOUGLAS D. ABBEY*                             Director              March 30, 2001
-----------------------------------------------------
                  Douglas D. Abbey

                /s/ T. ROBERT BURKE*                              Director              March 30, 2001
-----------------------------------------------------
                   T. Robert Burke

               /s/ DANIEL H. CASE III*                            Director              March 30, 2001
-----------------------------------------------------
                 Daniel H. Case III

                 /s/ DAVID A. COLE*                               Director              March 30, 2001
-----------------------------------------------------
                    David A. Cole

                 /s/ LYNN M. SEDWAY*                              Director              March 30, 2001
-----------------------------------------------------
                   Lynn M. Sedway

           /s/ JEFFREY L. SKELTON, PH.D.*                         Director              March 30, 2001
-----------------------------------------------------
              Jeffrey L. Skelton, Ph.D.

                /s/ THOMAS W. TUSHER*                             Director              March 30, 2001
-----------------------------------------------------
                  Thomas W. Tusher

             /s/ CARYL B. WELBORN, ESQ.*                          Director              March 30, 2001
-----------------------------------------------------
                Caryl B. Welborn, Esq

                 /s/ MICHAEL A. COKE                     Chief Financial Officer and    March 30, 2001
-----------------------------------------------------     Executive Vice President
                   Michael A. Coke                        (Duly Authorized Officer
                                                           and Principal Financial
                                                           and Accounting Officer)

               *By /s/ MICHAEL A. COKE
   -----------------------------------------------
                   Michael A. Coke
                  Attorney-in-Fact

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

ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 2001

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 2000          1999
                                                              ----------    ----------
Investments in real estate:
  Land......................................................  $  833,325    $  714,916
  Buildings and improvements................................   2,915,537     2,349,221
  Construction in progress..................................     277,735       185,315
                                                              ----------    ----------
          Total investments in properties...................   4,026,597     3,249,452
  Accumulated depreciation and amortization.................    (177,467)     (103,558)
                                                              ----------    ----------
     Net investments in properties..........................   3,849,130     3,145,894
Investment in unconsolidated joint ventures.................      80,432        66,357
Properties held for divestiture, net........................     197,146       181,201
                                                              ----------    ----------
     Net investments in real estate.........................   4,126,708     3,393,452
Cash and cash equivalents...................................      20,358        33,312
Restricted cash and cash equivalents........................      22,364       103,707
Mortgage receivables........................................     115,969            --
Accounts receivable, net of allowance for doubtful accounts
  of $7,677 and $7,497, respectively........................      69,874        35,516
Investments in affiliated companies.........................      35,731           150
Investments in other companies, net.........................      15,965        43,512
Other assets................................................      18,657        11,901
                                                              ----------    ----------
          Total assets......................................  $4,425,626    $3,621,550
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................  $  940,276    $  707,037
  Alliance Fund I unsecured debt............................          --        80,000
  Unsecured senior debt securities..........................     680,000       400,000
  Unsecured credit facility.................................     216,000        83,000
                                                              ----------    ----------
          Total debt........................................   1,836,276     1,270,037
Other liabilities...........................................     147,042        89,371
                                                              ----------    ----------
          Total liabilities.................................   1,983,318     1,359,408
Commitments and contingencies (Note 12).....................
Minority interests..........................................     674,378       432,883
Stockholders' equity:
  Series A preferred stock, cumulative, redeemable, $.01 par value, 100,000,000 shares authorized, 4,000,000 issued
     and outstanding, $100,000 liquidation preference.......      96,100        96,100
  Common stock $.01 par value, 500,000,000 shares
     authorized, 84,138,751 and 85,133,041 issued and
     outstanding............................................         841           851
  Additional paid-in capital................................   1,638,655     1,656,226
  Retained earnings.........................................      36,066        47,089
  Accumulated other comprehensive income/(loss).............      (3,732)       28,993
                                                              ----------    ----------
          Total stockholders' equity........................   1,767,930     1,829,259
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $4,425,626    $3,621,550
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

                            AMB PROPERTY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           COMMON STOCK                                ACCUMULATED
                                           SERIES A    --------------------   ADDITIONAL               OTHER COM-
                                           PREFERRED     NUMBER                PAID-IN     RETAINED    PREHENSIVE
                                             STOCK     OF SHARES    AMOUNT     CAPITAL     EARNINGS      INCOME        TOTAL
                                           ---------   ----------   -------   ----------   ---------   -----------   ----------
AMB PROPERTY CORPORATION
Balance at December 31, 1997.............   $    --    85,874,513   $   859   $1,667,171   $      --    $     --     $1,668,030
  Net income.............................     3,639            --        --           --     108,954          --        112,593
  Issuance of preferred stock, net of
    offering costs.......................    96,100            --        --           --          --      96,100
  Issuance of restricted Stock...........        --        43,007        --          930          --         930
  Reallocation of limited partners'
    interests in Operating Partnership...        --            --        --        7,215          --                      7,215
  Dividends..............................    (3,639)           --        --       (6,915)   (108,954)         --       (119,508)
                                            -------    ----------   -------   ----------   ---------    --------     ----------
Balance at December 31, 1998.............    96,100    85,917,520       859    1,668,401          --          --      1,765,360
Comprehensive Income:
  Net Income.............................                   8,500        --           --          --     167,603             --
  Unrealized gains on securities.........        --            --        --                       --          --         28,993
    Total comprehensive income...........        --            --        --           --          --          --        205,096
  Issuance of restricted stock, net......        --        98,368         1        2,214          --          --          2,215
  Retirement of common stock.............        --    (1,443,600)      (14)     (27,286)         --          --        (27,300)
  Exercise of stock options..............        --        25,000        --          526          --          --            526
  Conversion of Operating Partnership
    units................................        --       535,753         5       11,048          --          --         11,053
  Deferred compensation..................        --            --        --       (3,080)         --          --         (3,080)
  Deferred compensation amortization.....        --            --        --          952          --          --            952
  Reallocation of Limited Partners'
  Interest in Operating Partnership......        --            --        --        3,451          --          --          3,451
  Dividends..............................    (8,500)           --        --           --    (120,514)         --       (129,014)
                                            -------    ----------   -------   ----------   ---------    --------     ----------
Balance at December 31, 1999.............    96,100    85,133,041       851    1,656,226      47,089      28,993      1,829,259
Comprehensive Income:
  Net Income.............................     8,500            --        --           --     113,282
  Unrealized loss on securities..........        --            --        --                       --     (32,725)
    Total comprehensive income...........        --            --        --           --          --          --         89,057
  Issuance of restricted stock, net......        --       161,996         2        3,268          --          --          3,270
  Retirement of common stock.............        --    (1,465,926)      (15)     (29,303)         --          --        (29,318)
  Exercise of stock options..............        --       103,217         1        2,179          --          --          2,180
  Conversion of Operating Partnership
    units................................        --       206,423         2        4,911          --          --          4,913
  Deferred compensation..................        --            --        --       (3,270)         --          --         (3,270)
  Deferred compensation amortization.....        --            --        --        1,022          --          --          1,022
  Reallocation of limited partners'
    interests in Operating Partnership...        --            --        --        3,622          --          --          3,622
  Dividends..............................    (8,500)           --        --           --    (124,305)         --       (132,805)
                                            -------    ----------   -------   ----------   ---------    --------     ----------
Balance at December 31, 2000.............   $96,100    84,138,751   $   841   $1,638,655   $  36,066    $ (3,732)    $1,767,930
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

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                             INITIAL COST TO COMPANY
                                                                                             -----------------------
                                               NO. OF                         ENCUMBRANCES               BUILDING &
                 PROPERTY                   BLDGS./ CTRS.   LOCATION   TYPE       (1)          LAND     IMPROVEMENTS
                 --------                   -------------   --------   ----   ------------   --------   ------------
Carson Industrial.........................        12         CA        IND      $     --     $  4,231    $   10,418
Cascade Business Center...................         4         OR        IND            --        2,825         7,860
Chancellor................................         1         FL        IND         2,776        1,587         4,802
Chancellor Square.........................         3         FL        IND        15,903        7,575        22,721
Chartwell Distribution Center.............         1         CA        IND            --        2,711         8,191
Chemway Industrial Portfolio..............         5         NC        IND            --        2,875         8,625
Chicago Industrial Portfolio..............         2         IL        IND         3,079        1,574         4,761
Columbia Business Center..................         9         MD        IND         4,408        3,856        11,736
Concord Industrial Portfolio..............        10         CA        IND        10,050        3,719        11,647
Corporate Park/Hickory Hill...............         7         TN        IND        16,325        6,789        20,366
Corporate Square Industrial...............         6         MN        IND            --        4,024        12,113
Corridor Industrial.......................         1         MD        IND         2,461          996         3,019
Crysen Industrial.........................         1         DC        IND         3,223        1,425         4,275
D/FW Int'l Air Cargo -- Alliance Fund I...         1         TX        IND            --           --        19,683
Dallas Industrial (Formerly Texas
 Industrial Portfolio)....................        18         TX        IND            --        7,798        23,433
Dayton Air Cargo Centre...................         5         OH        IND         6,845           --         8,364
Del Amo Industrial Center.................         1         CA        IND            --        2,529         7,651
DFW Air Cargo Centre......................         3         TX        IND         6,317           --        20,632
DFW Airfreight Portfolio..................         6         TX        IND            --          950         8,492
Diablo Industrial Park....................        14         CA        IND         9,900        3,226        10,045
Dock's Corner.............................         1         NJ        IND            --        2,050         6,190
Dock's Corner II..........................         1         NJ        IND            --        2,272         6,917
Doolittle Distribution Center.............         1         CA        IND            --        2,644         8,014
Dowe Industrial Center....................         2         CA        IND            --        2,665         8,034
Dublin Industrial Portfolio...............         1         CA        IND            --        2,980         9,042
East Valley Warehouse.....................         1         WA        IND            --        6,813        20,511
Edenvale Business Center..................         1         MN        IND         1,419          919         2,411
Elk Grove Village Industrial..............        11         IL        IND            --        7,713        23,179
Elmwood Business Park.....................         5         LA        IND            --        4,163        12,488
Executive Drive...........................         1         IL        IND            --        1,399         4,236
Fairway Drive Industrial..................         4         CA        IND            --        3,219         9,677
Garland Industrial........................        20         TX        IND        19,600        8,161        24,484
Gateway 58................................         3         MD        IND            --        3,256        10,592

                                                COSTS         GROSS AMOUNT CARRIED AT 12/31/00
                                             CAPITALIZED    -------------------------------------                     YEAR OF
                                            SUBSEQUENT TO               BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/
                 PROPERTY                    ACQUISITION      LAND     IMPROVEMENTS   COSTS(2)(3)   DEPRECIATION    ACQUISITION
                 --------                   -------------   --------   ------------   -----------   ------------   -------------
Carson Industrial.........................    $  2,833      $  4,231    $   13,252    $   17,483      $    828         1999
Cascade Business Center...................       1,863         2,825         9,724        12,549           594         1998
Chancellor................................          87         1,587         4,890         6,477           307         1997
Chancellor Square.........................       2,209         7,575        24,929        32,504         1,539         1998
Chartwell Distribution Center.............          --         2,711         8,206        10,918           517         2000
Chemway Industrial Portfolio..............         641         2,875         9,266        12,141           575         1998
Chicago Industrial Portfolio..............         350         1,574         5,110         6,684           316         1997
Columbia Business Center..................         811         3,856        12,547        16,403           776         1999
Concord Industrial Portfolio..............       1,822         3,872        13,316        17,188           814         1999
Corporate Park/Hickory Hill...............         542         6,789        20,908        27,697         1,311         1998
Corporate Square Industrial...............         729         4,024        12,842        16,867           798         1997
Corridor Industrial.......................         108           996         3,127         4,123           195         1999
Crysen Industrial.........................         436         1,425         4,711         6,136           290         1998
D/FW Int'l Air Cargo -- Alliance Fund I...         466            --        20,149        20,149           954         1999
Dallas Industrial (Formerly Texas
 Industrial Portfolio)....................          --         7,798        26,385        34,183         1,618         1997
Dayton Air Cargo Centre...................          --            --         8,364         8,364           396         2000
Del Amo Industrial Center.................          --         2,529         7,660        10,189           482         2000
DFW Air Cargo Centre......................          --            --        20,632        20,632           977         2000
DFW Airfreight Portfolio..................          --           950         8,750         9,700           459         2000
Diablo Industrial Park....................       1,908         3,653        11,526        15,179           719         1999
Dock's Corner.............................      49,692         5,125        52,807        57,932         2,742         1997
Dock's Corner II..........................         349         2,272         7,267         9,539           452         1997
Doolittle Distribution Center.............          --         2,644         8,016        10,660           505         2000
Dowe Industrial Center....................         987         2,665         9,021        11,685           553         1997
Dublin Industrial Portfolio...............          --         2,980         9,042        12,022           569         2000
East Valley Warehouse.....................       1,234         6,813        21,745        28,558         1,352         1999
Edenvale Business Center..................         647           919         3,058         3,977           188         1998
Elk Grove Village Industrial..............       1,337         7,713        24,516        32,229         1,526         1997
Elmwood Business Park.....................         696         4,163        13,183        17,346           821         1998
Executive Drive...........................         421         1,399         4,657         6,055           287         1997
Fairway Drive Industrial..................       5,643         3,219        15,321        18,539           878         1997
Garland Industrial........................       2,659         8,161        27,143        35,304         1,671         1998
Gateway 58................................          --         3,256         9,947        13,203           625         2000


                                            DEPRECIABLE
                 PROPERTY                   LIFE (YEARS)
                 --------                   ------------
Carson Industrial.........................     5 - 40
Cascade Business Center...................     5 - 40
Chancellor................................     5 - 40
Chancellor Square.........................     5 - 40
Chartwell Distribution Center.............     5 - 40
Chemway Industrial Portfolio..............     5 - 40
Chicago Industrial Portfolio..............     5 - 40
Columbia Business Center..................     5 - 40
Concord Industrial Portfolio..............     5 - 40
Corporate Park/Hickory Hill...............     5 - 40
Corporate Square Industrial...............     5 - 40
Corridor Industrial.......................     5 - 40
Crysen Industrial.........................     5 - 40
D/FW Int'l Air Cargo -- Alliance Fund I...     5 - 40
Dallas Industrial (Formerly Texas
 Industrial Portfolio)....................     5 - 40
Dayton Air Cargo Centre...................     5 - 40
Del Amo Industrial Center.................     5 - 40
DFW Air Cargo Centre......................     5 - 40
DFW Airfreight Portfolio..................     5 - 40
Diablo Industrial Park....................     5 - 40
Dock's Corner.............................     5 - 40
Dock's Corner II..........................     5 - 40
Doolittle Distribution Center.............     5 - 40
Dowe Industrial Center....................     5 - 40
Dublin Industrial Portfolio...............     5 - 40
East Valley Warehouse.....................     5 - 40
Edenvale Business Center..................     5 - 40
Elk Grove Village Industrial..............     5 - 40
Elmwood Business Park.....................     5 - 40
Executive Drive...........................     5 - 40
Fairway Drive Industrial..................     5 - 40
Garland Industrial........................     5 - 40
Gateway 58................................     5 - 40

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

                     AMB PROPERTY CORPORATION, SCHEDULE III

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
       Total..............................

                            AMB PROPERTY CORPORATION
                                  SCHEDULE III

       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

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
10.15     Revolving Credit Agreement dated as of May 24, 2000 among
          AMB Property, L.P., the banks listed therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent,
          Bank of America, N.A., as Syndication Agent, the Chase
          Manhattan Bank, as Documentation Agent, J.P. Morgan
          Securities Inc. and Banc of America Securities LLC, as Joint
          Lead Arrangers and Joint Bookmanagers, Bank one, NA,
          Commerzbank Aktiengesellschaft, PNC Bank National
          Association and Wachovia Bank, N.A., as Managing Agents and
          Banks Trust Company and Dresdner Bank AG, New York and Grand
          Cayman Branches, as Co-Agents (incorporated by reference to
          Exhibit 10.1 of the Registrant's Current Report on Form 8-K
          filed on June 16, 2000).
10.16     Guaranty of Payment made as of May 24, 2000 between AMB
          Property Corporation and Morgan Guaranty Trust Company of
          New York, as administrative agent for the banks listed on
          the signature page of the Revolving Credit Agreement
          (incorporated herein by reference to Exhibit 10.2 of the
          Registrant's Current Report on Form 8-K filed on June 16,
          2000).
10.17     Credit Agreement dated as of September 27, 1999 among AMB
          Institutional Alliance Fund I, L.P., AMB Institutional
          Alliance REIT I, Inc., the Lenders and issuing parties
          thereto, BT Realty Resources, Inc. and Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.3 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
24.1      Powers of Attorney (incorporated by reference to Exhibit
          24.1 of the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 2000).