Form 10-Q
period 2001-03-31
AMB PROPERTY CORP
filed 2001-05-09
CIK 1045609

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As of April 23, 2001, there were 84,978,486 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AMB PROPERTY CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheets as of March 31, 2001, and
         December 31, 2000...........................................    1
         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and 2000...............................    2
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000...............................    3
         Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 2001.................................    4
         Notes to Consolidated Financial Statements..................    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   27

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   28
Item 2.  Changes in Securities and Use of Proceeds...................   28
Item 3.  Defaults Upon Senior Securities.............................   28
Item 4.  Submission of Matters to a Vote of Security Holders.........   28
Item 5.  Other Information...........................................   28
Item 6.  Exhibits and Reports on Form 8-K............................   43

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AMB PROPERTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
            (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
Investments in real estate:
  Land and improvements.....................................  $  840,691     $  833,325
  Buildings and improvements................................   2,989,110      2,915,537
  Construction in progress..................................     254,998        277,735
                                                              ----------     ----------
          Total investments in properties...................   4,084,799      4,026,597
  Accumulated depreciation and amortization.................    (202,188)      (177,467)
                                                              ----------     ----------
     Net investments in properties..........................   3,882,611      3,849,130
Investments in unconsolidated joint ventures................      85,317         80,432
Properties held for divestiture, net........................     236,746        197,146
                                                              ----------     ----------
     Net investments in real estate.........................   4,204,674      4,126,708
Cash and cash equivalents...................................      98,627         20,358
Restricted cash and cash equivalents........................      53,597         22,364
Mortgage receivables........................................     121,297        115,969
Accounts receivable, net....................................      67,482         69,874
Investments in affiliated companies.........................      47,285         35,731
Investments in other companies, net.........................      15,343         15,965
Other assets................................................      29,839         18,657
                                                              ----------     ----------
          Total assets......................................  $4,638,144     $4,425,626
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt:
  Secured debt..............................................  $1,014,054     $  940,276
  Unsecured senior debt securities..........................     755,000        680,000
  Unsecured credit facility.................................      94,000        216,000
                                                              ----------     ----------
          Total debt........................................   1,863,054      1,836,276
Other liabilities...........................................     177,915        147,042
                                                              ----------     ----------
          Total liabilities.................................   2,040,969      1,983,318
Commitments and contingencies (note 12)
Minority interests..........................................     800,283        674,378
Stockholders' equity:
  Series A preferred stock, cumulative, redeemable, $0.01
     par value, 100,000,000 shares authorized, 4,000,000
     shares issued and outstanding, $100,000 liquidation
     preference.............................................      96,100         96,100
  Common stock, $0.01 par value, 500,000,000 shares
     authorized, 84,978,486 and 84,138,751 issued and
     outstanding............................................         850            841
  Additional paid-in capital................................   1,655,128      1,638,655
  Retained earnings.........................................      44,814         36,066
  Accumulated other comprehensive income....................          --         (3,732)
                                                              ----------     ----------
          Total stockholders' equity........................   1,796,892      1,767,930
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $4,638,144     $4,425,626
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
     (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
REVENUES
Rental revenues.............................................  $   135,801    $   108,266
Equity in earnings of unconsolidated joint ventures.........        1,474          1,242
Investment management income................................        2,420            396
Interest and other income...................................        5,139            419
                                                              -----------    -----------
          Total revenues....................................      144,834        110,323
OPERATING EXPENSES
Property operating expenses.................................       16,339         11,477
Real estate taxes...........................................       16,581         13,496
Interest, including amortization............................       31,552         20,342
Depreciation and amortization...............................       26,854         19,192
General and administrative..................................        8,183          5,351
Loss on investments in other companies......................        4,655             --
                                                              -----------    -----------
          Total operating expenses..........................      104,164         69,858
                                                              -----------    -----------
  Income from operations before minority interests..........       40,670         40,465
Minority interests' share of net income.....................      (12,997)        (9,409)
                                                              -----------    -----------
  Net income before gain/(loss) from divestiture of real
     estate.................................................       27,673         31,056
Gain/(loss) from divestitures of real estate................       16,767            (11)
                                                              -----------    -----------
  Net income................................................       44,440         31,045
Series A preferred stock dividends..........................       (2,125)        (2,125)
                                                              -----------    -----------
  Net income available to common stockholders...............  $    42,315    $    28,920
                                                              ===========    ===========
NET INCOME PER COMMON SHARE
  Basic.....................................................  $      0.50    $      0.34
                                                              ===========    ===========
  Diluted...................................................  $      0.50    $      0.34
                                                              ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   83,895,993     83,849,157
                                                              ===========    ===========
  Diluted...................................................   84,720,917     83,863,198
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  44,440    $ 31,045
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     26,854      19,192
  Loss on investments in other companies....................      4,655          --
  Straight-line rents.......................................     (1,325)     (3,160)
  Amortization of debt premiums and financing costs.........        451      (1,337)
  Minority interests' share of net income...................     12,997       9,409
  (Gain)/loss on divestitures of real estate................    (16,767)         11
  Equity in (earnings)/losses of AMB Investment
     Management.............................................       (149)          5
  Equity in earnings of unconsolidated joint ventures.......     (1,474)     (1,242)
Changes in assets and liabilities:
  Other assets..............................................    (24,005)    (17,487)
  Other liabilities.........................................     30,874       8,328
                                                              ---------    --------
          Net cash provided by operating activities.........     76,551      44,764
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents..............    (61,528)     41,275
Cash paid for property acquisitions.........................    (93,414)    (34,460)
Additions to land, building, development costs and other
  first generation improvements.............................    (22,873)    (65,660)
Additions to second generation building improvements and
  lease costs...............................................     (7,426)     (6,991)
Additions to interest in unconsolidated joint ventures......     (4,584)       (847)
Distributions received from unconsolidated joint ventures...      1,173       1,032
Net proceeds from divestitures of real estate...............     30,295      12,351
                                                              ---------    --------
          Net cash used in investing activities.............   (158,357)    (53,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................      1,020         269
Borrowings on unsecured credit facility.....................    119,000      22,000
Borrowings on secured debt..................................     81,074      60,624
Payments on unsecured credit facility.......................   (241,000)    (62,000)
Payments on Alliance Fund I credit facility.................         --     (27,000)
Payments on secured debt....................................     (6,092)     (2,912)
Payment of financing fees...................................       (624)         --
Net proceeds from issuance of unsecured senior debt
  securities................................................     74,563          --
Net proceeds from issuance of preferred units...............     24,863      19,581
Contributions from investors in AMB Partners II.............     50,000          --
Contributions from investors in AMB-SGP.....................     75,000          --
Contributions from investors in the Alliance Fund I.........         --       1,381
Dividends paid to common and preferred stockholders.........     (2,125)     (2,125)
Distributions to minority interests, including preferred
  units.....................................................    (15,604)     (7,932)
                                                              ---------    --------
          Net cash provided by financing activities.........    160,075       1,886
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........     78,269      (6,650)
Cash and cash equivalents at beginning of period............     20,358      33,312
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  98,627    $ 26,662
                                                              =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest.........  $  35,033    $ 12,850
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                 COMMON STOCK
                                              -------------------                            ACCUMULATED
                                  SERIES A      NUMBER              ADDITIONAL                  OTHER
                                  PREFERRED       OF                 PAID-IN     RETAINED   COMPREHENSIVE
                                    STOCK       SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME         TOTAL
                                  ---------   ----------   ------   ----------   --------   -------------   ----------
BALANCE AT DECEMBER 31, 2000....   $96,100    84,138,751    $841    $1,638,655   $ 36,066      $(3,732)     $1,767,930
Comprehensive income:
  Net income....................     2,125            --      --            --     42,315           --
  Realized loss on securities...        --            --      --            --         --        3,732
         Total comprehensive
           income...............                                                                                48,172
Issuance of restricted stock,
  net...........................        --       196,517       2         4,834         --           --           4,836
Exercise of stock options.......        --        44,921       1         1,019         --           --           1,020
Conversion of Operating
  Partnership units.............        --       598,297       6        14,368         --           --          14,374
Deferred compensation...........        --            --      --        (4,834)        --           --          (4,834)
Deferred compensation
  amortization..................        --            --      --           304         --           --             304
Reallocation of limited
  partners' interests in the
  Operating Partnership and
  other.........................        --            --      --           782         --           --             782
Dividends.......................    (2,125)           --      --            --    (33,567)          --         (35,692)
                                   -------    ----------    ----    ----------   --------      -------      ----------
BALANCE AT MARCH 31, 2001.......   $96,100    84,978,486    $850    $1,655,128   $ 44,814      $            $1,796,892
                                   =======    ==========    ====    ==========   ========      =======      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMB PROPERTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

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

     As of March 31, 2001, the Company owned an approximate 94.2% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.8% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company's overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners' ownership interests.

     Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of March 31, 2001, the Company had investments in four co-investment joint ventures, which are consolidated for financial reporting purposes.

     AMB Investment Management, Inc., a Maryland corporation ("AMB Investment Management"), provides real estate investment services on a fee basis to clients. The Operating Partnership purchased 100% of AMB Investment Management's non-voting preferred stock (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a former executive officer of AMB Investment Management collectively purchased 100% of AMB Investment Management's voting common stock (representing a 5% economic interest therein). The Operating Partnership also owns 100% of the non-voting preferred stock of Headlands Realty Corporation, a Maryland corporation, (representing a 95% economic interest therein). Certain current and former executive officers of the Company and a director of Headlands Realty Corporation collectively own 100% of the voting common stock of Headlands Realty Corporation (representing a 5% economic interest therein). Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as the Company's Customer Assist Program and, to a limited extent, development projects available for sale to third parties. The Operating Partnership accounts for its investments in AMB Investment Management and Headlands Realty Corporation using the equity method of accounting.

     As of March 31, 2001, the Company owned 859 industrial buildings and eight retail centers, located in 27 markets throughout the United States. The Company's strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of March 31, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 77.4 million

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

rentable square feet and were 96.0% leased to over 2,787 tenants. As of March 31, 2001, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.3 million rentable square feet and were 86.5% leased to over 170 tenants.

 2. INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the interim periods.

     The interim results of the three months ended March 31, 2001 and 2000, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Investments in other companies are accounted for on a cost basis and realized gains and losses are included in current earnings. For its investments in public companies, the Company calculates the fair market value using the closing price on the balance sheet date and any unrealized gains or losses due to temporary impairment are included in equity, not in current earnings. For its investments in private companies, the Company periodically reviews its investments and management determines if the value of such investments have been permanently impaired. Permanent impairment losses for investments in public and private companies are included in current earnings. During the first quarter of 2001, the Company recognized a realized loss on its investment in Webvan Group, Inc. The Company had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income.

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

 3. REAL ESTATE ACQUISITION AND DEVELOPMENT ACTIVITY

     During the first quarter of 2001, the Company invested $93.4 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.8 million square feet, which included the investment of $42.5 million in operating properties, consisting of eight industrial buildings aggregating approximately 0.9 million square feet for two of the Company's joint ventures.

     During the first quarter of 2001, the Company also contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of its co-investment joint ventures. The Company recognized a gain of $16.8 million on the contributions.

     The Company also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and have a total estimated cost of $4.9 million upon completion. As of March 31, 2001, the Company had 19 industrial projects, which will total approximately 5.2 million square feet and have an aggregate estimated investment of $290.8 million upon completion, in its development pipeline. It also had three retail projects, which will total approximately 0.5 million square feet and have an

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

aggregate estimated investment of $77.6 million upon completion, in its development pipeline. As of March 31, 2001, the Company and its Development Alliance Partners have funded an aggregate of $222.0 million and will need to fund an estimated additional $146.4 million in order to complete projects currently under construction.

     As of March 31, 2001, the Company also had two industrial projects, which will total approximately 1.1 million square feet upon completion, in its development pipeline. These two development projects are recorded under the equity method for financial reporting purposes.

 4. PROPERTY DIVESTITURES AND PROPERTIES HELD FOR DIVESTITURE

     Property Divestitures. During the quarter, the Company divested itself of six industrial buildings located in Illinois and Maryland, aggregating approximately 0.6 million square feet, for an aggregate price of $31.5 million, with a resulting net loss of $0.1 million.

     Properties Held for Divestiture. The Company has decided to divest itself of two retail centers and 27 industrial buildings, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2001, the net carrying value of the properties held for divestiture was $236.7 million.

     The following summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
PROPERTIES HELD FOR DIVESTITURE
Income......................................................  $7,133     $6,485
Property operating expenses.................................   1,791      1,503
                                                              ------     ------
     Net operating income...................................  $5,342     $4,982
                                                              ======     ======

 5. MORTGAGE RECEIVABLES

     In September 2000, the Company sold a retail center located in Los Angeles, California. The Company carries an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option.

     The Company also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 11.0% and matures in November 2001. As of March 31, 2001, the outstanding balance on the note was $42.3 million.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

 6. DEBT

     As of March 31, 2001, and December 31, 2000, debt consisted of the following (dollars in thousands):

                                                             MARCH 31,     DECEMBER 31,
                                                                2001           2000
                                                             ----------    ------------
Secured debt, varying interest rates from 4.0% to 10.4% due
  November 2001 to June 2023...............................  $1,004,798     $  930,418
Unsecured senior debt securities, weighted average interest
  rate of 7.3% due June 2005 to June 2018..................     755,000        680,000
Unsecured credit facility, variable interest at LIBOR plus
  75 basis points (weighted average interest rate of 6.0%
  at March 31, 2001) due May 2003..........................      94,000        216,000
                                                             ----------     ----------
  Subtotal.................................................   1,853,798      1,826,418
  Unamortized premiums.....................................       9,256          9,858
                                                             ----------     ----------
          Total consolidated debt..........................  $1,863,054     $1,836,276
                                                             ==========     ==========

     Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of March 31, 2001, the total gross investment book value of those properties secured by debt was $1.6 billion. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $30.8 million, which bear interest at variable rates (with a weighted average interest rate of 6.7% at March 31, 2001). The secured debt has various financial and non-financial covenants. Management believes that the Company was in material compliance with these covenants at March 31, 2001. Additionally, certain secured debt is cross-collateralized.

     Interest on the senior debt securities is payable semiannually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Company was in material compliance with these covenants at March 31, 2001.

     In August 2000, the Operating Partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company has guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company has guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties.

     In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company is a guarantor of the Operating Partnership's obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants at March 31, 2001. The Operating Partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

governing the credit facility. At March 31, 2001, the remaining amount available under the credit facility was $406.0 million (excluding the additional $200.0 million of potential additional capacity).

     Capitalized interest related to construction projects for the three months ended March 31, 2001 and 2000, was $3.6 million and $3.0 million, respectively.

     The scheduled maturities of the Company's total debt, excluding unamortized debt premiums, as of March 31, 2001, were (dollars in thousands):

                                                           UNSECURED
                                                 JOINT       SENIOR     UNSECURED
                                     SECURED    VENTURE       DEBT       CREDIT
                                       DEBT       DEBT     SECURITIES   FACILITY      TOTAL
                                     --------   --------   ----------   ---------   ----------
2001...............................  $  9,451   $ 34,116    $     --     $    --    $   43,567
2002...............................    29,148     47,590          --          --        76,738
2003...............................    72,638      8,380          --      94,000       175,018
2004...............................    71,106     21,925          --          --        93,031
2005...............................    64,250     31,698     250,000          --       345,948
2006...............................   114,803     35,385      25,000          --       175,188
2007...............................    32,181     21,567      55,000          --       108,748
2008...............................    33,604    111,013     175,000          --       319,617
2009...............................     5,176     28,182          --          --        33,358
2010...............................    52,780     67,818      75,000          --       195,598
2011...............................     1,311     83,751      50,000          --       135,062
Thereafter.........................     3,307     23,618     125,000          --       151,925
                                     --------   --------    --------     -------    ----------
                                     $489,755   $515,043    $755,000     $94,000    $1,853,798
                                     ========   ========    ========     =======    ==========

 7. MINORITY INTERESTS IN CONSOLIDATED JOINT VENTURES

     Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 25.3 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Company owns a majority interest; or (2) the Company exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

     The Operating Partnership, together with one of the Company's other affiliates, owns, as of March 31, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. ("Alliance Fund I"). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. ("Alliance REIT I"), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of March 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Company's investment, created a total planned capitalization of $410.0 million.

     On February 14, 2001, the Company formed a partnership, AMB Partners II, L.P. ("Partners II") with the City and County of San Francisco Employees' Retirement System ("CCSFERS") to acquire, manage, develop, and redevelop distribution facilities nationwide. As of March 31, 2001, AMB Partners II had received

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Company's investment, created a total planned capitalization of $250.0 million.

     On March 26, 2001, the Company formed a joint venture, AMB-SGP, L.P. ("AMB-SGP"), with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation ("GIC"), to own and operate, through a private REIT, distribution facilities nationwide. As of March 31, 2001, AMB-SGP had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Company's investment, created a total planned capitalization of $335.0 million.

     The following table distinguishes the minority interest liability and the minority interests' share of net income (dollars in thousands):

                                                                            MINORITY INTEREST
                                                                           SHARE OF NET INCOME
                                                       MINORITY INTEREST      THREE MONTHS
                                                        LIABILITY AS OF           ENDED
                                                        MARCH 31, 2001       MARCH 31, 2001
                                                       -----------------   -------------------
Joint venture partners...............................      $ 21,965              $   922
Separate account co-investors........................       158,804                1,440
Alliance REIT I's interest in Alliance Fund I........       172,550                2,002
Limited Partners in the Operating Partnership........       104,053                1,775
Series B preferred units (liquidation preference of
  $65,000)...........................................        62,319                1,402
Series C preferred units (liquidation preference of
  $110,000)..........................................       105,844                2,406
Series D preferred units (liquidation preference of
  $79,767)...........................................        77,686                1,545
Series E preferred units (liquidation preference of
  $11,022)...........................................        10,790                  214
Series F preferred units (liquidation preference of
  $19,872)...........................................        19,534                  395
Series G preferred units (liquidation preference of
  $1,000)............................................           952                   20
Series H preferred units (liquidation preference of
  $42,000)...........................................        40,923                  853
Series I preferred units (liquidation preference of
  $25,500)...........................................        24,863                   23
                                                           --------              -------
          Total......................................      $800,283              $12,997
                                                           ========              =======

 8. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     The Company has non-controlling limited partnership interests in three separate unconsolidated equity investment joint ventures. The Company has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Company also has a 50% interest in each of two other operating and development alliance joint ventures. For the three months ended March 31, 2001 and 2000, the Company's share of net operating income was $2.3 million and $2.0 million, respectively, and, as of March 31, 2001, the Company's share of the unconsolidated joint ventures' debt was $30.1 million, with a weighted average interest rate of 6.6% and a weighted average maturity of 4.1 years.

 9. STOCKHOLDERS' EQUITY

     On March 21, 2001, AMB Property II, L.P., one of the Company's subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company's Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from the Operating Partnership and to make a loan to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     During the first quarter of 2001, the Company redeemed 598,297 limited partnership units of the Operating Partnership for shares of its common stock.

     The Company's board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of common stock. During the quarter ended March 31, 2001, the Company did not repurchase any shares of its common stock under this program. The Company's stock repurchase program expires in December 2001.

     The following table sets forth the dividend payments and distributions for the three months ended March 31, 2001 and 2000:

         SECURITY                           PAYING ENTITY                2001      2000
         --------                           -------------               ------    ------
Common stock                   Company................................  $0.395    $0.370
Operating Partnership units    Operating Partnership..................  $0.395    $0.370
Series A preferred stock       Company................................  $0.531    $0.531
Series A preferred units       Operating Partnership..................  $0.531    $0.531
Series B preferred units       Operating Partnership..................  $1.078    $1.078
Series C preferred units       AMB Property II, L.P. .................  $1.094    $1.094
Series D preferred units       AMB Property II, L.P. .................  $0.969    $0.969
Series E preferred units       AMB Property II, L.P. .................  $0.969    $0.969
Series F preferred units       AMB Property II, L.P. .................  $0.994    $0.109
Series G preferred units       AMB Property II, L.P. .................  $0.994     n/a
Series H preferred units       AMB Property II, L.P. .................  $1.016     n/a
Series I preferred units       AMB Property II, L.P. .................  $0.044     n/a

10. INCOME PER SHARE

     The Company's only dilutive securities outstanding for the three months ended March 31, 2001 and 2000, were stock options granted under its stock incentive plan. The effect of the stock options was to increase weighted average shares outstanding by 824,924 and 14,041 shares for the three months ended March 31, 2001 and 2000, respectively. Such dilution was computed using the treasury stock method.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

11. SEGMENT INFORMATION

     The Company operates industrial and retail properties nationwide and manages its business by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. As of March 31, 2001, the Company operated in eight hub and gateway markets in addition to 19 other markets nationwide. Retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based upon property net operating income of the combined properties in each segment. The Company's properties are managed separately because each segment requires different operating, pricing, and leasing strategies.

     During the first quarter of 2001, the Company split its industrial market into hub and gateway markets and other markets. Within the hub and gateway market categorization, the Company operates in eight major U.S. markets. The other industrial market category captures all of the Company's other smaller markets nationwide. The 2000 rental revenue and net operating income disclosure below has been restated to reflect these markets. Summary information for the reportable segments is as follows (dollars in thousands):

                                 RENTAL REVENUES(1)      PROPERTY NOI(1)(2)
                                ---------------------   --------------------
                                FOR THE THREE MONTHS    FOR THE THREE MONTHS        TOTAL INVESTMENT(3)
                                   ENDED MARCH 31,        ENDED MARCH 31,      ------------------------------
                                ---------------------   --------------------   AT MARCH 31,   AT DECEMBER 31,
                                  2001        2000        2001        2000         2001            2000
                                ---------   ---------   ---------   --------   ------------   ---------------
Industrial Hub & Gateway
  Markets:
  Atlanta.....................  $  9,008    $  5,195    $  7,634    $ 4,238     $  261,632      $  225,352
  Chicago.....................    11,592      10,897       8,234      7,832        309,040         303,489
  Dallas/Ft. Worth............     8,185       6,457       5,513      4,672        243,437         240,933
  No. New Jersey/New York.....    10,965       6,057       7,702      4,927        407,401         382,285
  San Francisco Bay Area......    24,111      17,731      20,380     14,378        656,191         641,137
  Southern California.........    15,055       8,530      12,247      6,970        574,197         552,055
  Miami.......................     8,727       4,633       6,636      3,538        282,797         281,710
  Seattle.....................     6,345       5,393       5,023      4,460        210,590         203,786
                                --------    --------    --------    -------     ----------      ----------
          Total hub & gateway
            markets...........    93,988      64,893      73,369     51,015      2,945,285       2,830,747
Total other industrial
  markets.....................    33,452      32,990      22,736     23,932        982,952       1,045,455
Total retail markets..........     7,036       7,223       5,451      5,186        156,562         150,395
                                --------    --------    --------    -------     ----------      ----------
Total properties..............  $134,476    $105,106    $101,556    $80,133     $4,084,799      $4,026,597
                                ========    ========    ========    =======     ==========      ==========

---------------
(1) Excludes straight-line rents of $1.3 million and $3.2 million for the three months ended March 31, 2001 and 2000, respectively.

(2) Property net operating income is defined as rental revenue, including reimbursements and straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3) Excludes net properties held for divestiture of $236.7 million, which is comprised of $176.4 million in industrial and $60.3 million in retail properties, as of March 31, 2001, and $197.1 million, which is comprised of $158.7 million in industrial and $38.4 million in retail properties, as of December 31, 2000.

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

     The Company uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income (dollars in thousands):

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
REVENUES
Total rental revenues for reportable segments...............   $134,476       $105,106
Straight-line rents.........................................      1,325          3,160
Investment management and other income......................      9,033          2,057
                                                               --------       --------
          Total consolidated revenues.......................   $144,834       $110,323
                                                               ========       ========
NET INCOME
Property net operating income for reportable segments.......   $101,556       $ 80,133
Straight-line rents.........................................      1,325          3,160
Equity in earnings of unconsolidated joint ventures.........      1,474          1,242
Investment management and other income......................      7,559            815
Less:
  General and administrative................................     (8,183)        (5,351)
  Interest expense..........................................    (31,552)       (20,342)
  Depreciation and amortization.............................    (26,854)       (19,192)
  Minority interests........................................    (12,997)        (9,409)
  Loss on investments in other companies....................     (4,655)            --
                                                               --------       --------
Net income before gain from divestitures of real estate.....     27,673         31,056
Gain/(loss) from divestiture of real estate.................     16,767            (11)
                                                               --------       --------
          Net income........................................   $ 44,440       $ 31,045
                                                               ========       ========

12. COMMITMENTS AND CONTINGENCIES

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

                            AMB PROPERTY CORPORATION

                                 MARCH 31, 2001
                                  (UNAUDITED)

insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

     Minority Interest Put Option. Pursuant to the Company's partnership agreement with one of its separate account co-investors, commencing March 31, 1999, and each year thereafter, the Company is required to provide this co-investor with a notice that sets forth the valuation of the partnership as of the date of valuation. The co-investor then has the right to require the Company to purchase all of its partnership interest based upon the valuation in the form of cash and shares of the Company or partnership units in the Operating Partnership. The put option was not exercised by the co-investor in 1999 nor 2000 and the Company does not anticipate that the put option will be exercised in 2001.

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

     As of March 31, 2001, we owned and operated 859 industrial buildings and eight retail centers, totaling approximately 77.4 million rentable square feet, located in 27 markets nationwide. As of March 31, 2001, these properties were 96.0% leased. As of March 31, 2001, through our subsidiary, AMB Investment Management, we also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, we have invested in industrial buildings, totaling approximately 4.4 million rentable square feet, through unconsolidated joint ventures.

     As of March 31, 2001, we had two retail centers and 27 industrial buildings, which were held for divestiture. In addition, during the quarter, we disposed of three industrial buildings, aggregating approximately 0.6 million rentable square feet, for an aggregate price of $31.5 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

     Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. We refer to AMB Property, L.P. as the operating partnership. As of March 31, 2001, we owned an approximate 94.2% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

     Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of March 31, 2001, we had investments in four co-investment joint ventures, which are consolidated for financial reporting purposes.

     The operating partnership is the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with one of our other affiliates, owns, as of March 31, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of March 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million.

     On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of March 31, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. The operating partnership is the managing general partner of AMB Partners II, L.P. and owns, as of March 31, 2001, 50% of AMB Partners II, L.P.

     On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private REIT, distribution facilities nationwide. As of March 31, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million. The operating partnership is the managing general partner of AMB-SGP, L.P. and owns, as of March 31, 2001, 50.3% of AMB-SGP, L.P.

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

ACQUISITION AND DEVELOPMENT ACTIVITY

     During the quarter, we invested $93.4 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.8 million square feet, including the investment of $42.5 million in operating properties, consisting of eight industrial buildings, aggregating approximately 0.9 million square feet, for two of our joint ventures.

     During the first quarter of 2001, we also contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet, to two of our co-investment joint ventures.

     We also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and has a total estimated cost of $4.9 million upon completion. As of March 31, 2001, we had 19 industrial projects, which will total approximately 5.2 million square feet and have a total estimated investment of $290.8 million upon completion, in our development pipeline. We also had three retail projects, which will total approximately 0.5 million square feet and have a total estimated investment of $77.6 million upon completion, in our development pipeline. As of March 31, 2001, we and our Development Alliance Partners have funded an aggregate of $222.0 million and will need to fund an estimated additional $146.4 million in order to complete projects currently under construction.

     As of March 31, 2001, we also had two industrial projects, which will total approximately 1.1 million square feet upon completion, in our development pipeline. These two development projects are recorded under the equity method for financial reporting purposes.

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

     We believe that our partners give us local market expertise and flexibility allowing us to focus on our core competencies: developing and refining our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns to stockholders.

GROWTH STRATEGIES

  AMB Investment Management

     AMB Investment Management, Inc. provides real estate investment management services on a fee basis to clients. The operating partnership holds all of the non-voting preferred stock of AMB Investment Management, which represents a 95% economic interest. All of the common stock of AMB Investment Management, Inc., which represents a 5% economic interest, is owned by our current or former executive officers and a former executive officer of AMB Investment Management, Inc. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner. We intend to expand this business through our co-investment program.

     We co-invest with clients of AMB Investment Management, Inc., to the extent such clients newly commit investment capital, through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. We currently have four co-investments. In general, we control all significant operating and investment decisions of our co-investment entities.

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

  Growth Through Operations

     We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space, by maintaining a high occupancy rate of our properties and by controlling expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of March 31, 2001, our industrial properties and retail centers were 96.0% leased and 86.5% leased, respectively. During the three months ended March 31, 2001, we increased average base rental rates (on a cash basis) by 25.8% from the expiring rent for that space, on leases entered into or renewed during such period, representing approximately 2.8 million rentable square feet. This amount excludes expense reimbursements, rental abatements, and percentage rents.

  Growth Through Acquisitions and Capital Redeployment

     We believe that our significant acquisition experience, our alliance-based operating strategy, and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We believe that our relationships with third party local property management firms through our Management Alliance Program also will create acquisition opportunities as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program in exchange for limited partnership units in the operating partnership, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

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

                             RESULTS OF OPERATIONS

     The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally 90% leased). We refer to these properties as the same store properties. For the comparison between the three months ended March 31, 2001 and 2000, the same store properties consisted of properties aggregating approximately 63.1 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during the first three months of 2001 consisted of 14 buildings, aggregating 1.8 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during the first three months of 2001 consisted of six industrial buildings, aggregating approximately 0.6 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 (DOLLARS IN MILLIONS):

               RENTAL REVENUES                  2001      2000     $ CHANGE    % CHANGE
               ---------------                 ------    ------    --------    --------
Same store...................................  $102.7    $ 95.2     $ 7.5          7.9%
2000 acquisitions............................    22.7       1.5      21.2      1,413.3%
2001 acquisitions............................     1.6        --       1.6           --
Developments.................................     4.8       2.2       2.6        118.2%
Divestitures.................................     2.7       6.2      (3.5)       (56.5)%
Straight-line rents..........................     1.3       3.2      (1.9)       (59.4)%
                                               ------    ------     -----      -------
          Total..............................  $135.8    $108.3     $27.5         25.4%
                                               ======    ======     =====      =======

     The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and reimbursement of expenses. During the three months ended March 31, 2001, the same store rent increases on renewals and rollovers (cash basis) was 27.7% on 2.6 million square feet leased.

     INVESTMENT MANAGEMENT AND OTHER INCOME        2001    2000    $ CHANGE    % CHANGE
     --------------------------------------        ----    ----    --------    --------
Equity in earnings of unconsolidated JVs.........  $1.5    $1.2      $0.3         25.0%
Investment management income.....................   2.4     0.4       2.0        500.0%
Interest and other income........................   5.1     0.4       4.7      1,175.0%
                                                   ----    ----      ----      -------
          Total..................................  $9.0    $2.0      $7.0        350.0%
                                                   ====    ====      ====      =======

     The $2.0 million increase in investment management income was due primarily to increased acquisition fees. The $4.7 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from our construction loan to one of our unconsolidated joint ventures. Interest income also increased resulting from increased cash balances and bridge loans to our joint ventures.

PROPERTY OPERATING EXPENSES AND REAL ESTATE TAXES  2001     2000     $ CHANGE    % CHANGE
-------------------------------------------------  -----    -----    --------    --------
Rental expenses.................................   $16.3    $11.5      $4.8        41.7%
Real estate taxes...............................    16.6     13.5       3.1        23.0%
                                                   -----    -----      ----       -----
  Property operating expenses...................   $32.9    $25.0      $7.9        31.6%
                                                   =====    =====      ====       =====
Same store......................................   $24.0    $22.3      $1.7         7.6%
2000 acquisitions...............................     7.3      0.7       6.6       942.9%
2001 acquisitions...............................     0.2       --       0.2          --
Developments....................................     1.0      0.4       0.6       150.0%
Divestitures....................................     0.4      1.6      (1.2)      (75.0)%
                                                   -----    -----      ----       -----
          Total.................................   $32.9    $25.0      $7.9        31.6%
                                                   =====    =====      ====       =====

     The increase in same store properties' operating expenses primarily relates to increases in common area maintenance expenses of $1.0 million and real estate taxes of $0.6 million.

                OTHER EXPENSES                   2001     2000     $ CHANGE    % CHANGE
                --------------                   -----    -----    --------    --------
Interest, including amortization...............  $31.6    $20.3     $11.3        55.7%
Depreciation and amortization..................   26.9     19.2       7.7        40.1%
General and administrative.....................    8.2      5.4       2.8        51.9%
                                                 -----    -----     -----        ----
          Total................................  $66.7    $44.9     $21.8        48.6%
                                                 =====    =====     =====        ====

     The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and to an increase in secured debt balances, partially offset by the increase in capitalized interest. The increase in depreciation expense was due to increases in our investments in real estate. The increase in general and administrative expenses was primarily due to increased personnel costs and timing differences.

     The loss on investments in other companies during the quarter related to our investment in Webvan Group, Inc. The loss reflects a 93% loss in value on the investment.

                        LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include: 1) cash flow from operations; 2) borrowings under our unsecured credit facility; 3) other forms of secured or unsecured financing; 4) proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); and 5) net proceeds from divestitures of properties. Additionally, our co-investment program will also continue to serve as a source of capital for acquisitions and developments. We believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to meet our liquidity requirements for the foreseeable future.

CAPITAL RESOURCES

     Property Divestitures. In the first quarter, we divested ourselves of six industrial buildings for an aggregate price of $31.5 million. These divestitures resulted in an aggregate net loss of $0.1 million.

     Properties Held for Divestiture. We have decided to divest ourselves of 27 industrial buildings and two retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2001, the net carrying value of the properties held for divestiture was $236.7 million.

     Co-investment Program. During the first quarter of 2001, we contributed $427.3 million in operating properties, consisting of 94 industrial buildings aggregating approximately 8.8 million square feet to two of our co-investment joint ventures. On February 14, 2001, we formed AMB Partners II, LP., with the City and County of San Francisco Employees' Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of March 31, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte., Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private REIT, distribution facilities nationwide. As of March 31, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million.

Credit Facility. In May 2000, the operating partnership entered into a $500.0 million unsecured revolving credit agreement. We guarantee the operating partnership's obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The operating partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points. As of March 31, 2001, the outstanding balance on our unsecured credit facility was $94.0 million and it bore interest at a weighted average rate of 6.0%. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At March 31, 2001, the remaining amount available under our unsecured credit facility was $406.0 million (excluding the additional $200.0 million of potential additional capacity).

     Equity. In March 2000, AMB Property II, L.P., one of our subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from the operating partnership and to make a loan to the operating partnership. The operating partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

     During the first quarter of 2001, we redeemed 598,297 limited partnership units of the operating partnership for shares of our common stock.

     Our board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of our common stock. During the quarter ended March 31, 2001, we did not repurchase any shares of our common stock under the program. Our stock repurchase program expires in December 2001.

     Debt. As of March 31, 2001, the aggregate principal amount of our secured debt was $1.0 billion, excluding unamortized debt premiums of $9.3 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.8%) and final maturity dates ranging from November 2001 to June 2023. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $30.8 million as of March 31, 2001, which bear interest at variable rates (with a weighted average interest rate of 6.7% at March 31, 2001).

     In August 2000, the operating partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of March 31, 2001, the operating partnership had issued $355.0 million of medium-term notes under this program, leaving $45.0 million available for issuance. In January 2001, the operating partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. We have guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The operating partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, the operating partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. We have guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The operating partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties.

     Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. We carry an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option. We also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 11.0% and matures in November 2001. As of March 31, 2001, the outstanding balance on the note was $42.3 million.

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

     The tables below summarize our debt maturities and capitalization as of March 31, 2001 (dollars in thousands):

                                               DEBT
--------------------------------------------------------------------------------------------------
                                     OUR         JOINT       UNSECURED     UNSECURED
                                   SECURED      VENTURE     SENIOR DEBT     CREDIT        TOTAL
                                     DEBT        DEBT       SECURITIES     FACILITY        DEBT
                                   --------    ---------    -----------    ---------    ----------
2001.............................  $  9,451    $  34,116     $     --       $    --     $   43,567
2002.............................    29,148       47,590           --            --         76,738
2003.............................    72,638        8,380           --        94,000        175,018
2004.............................    71,106       21,925           --            --         93,031
2005.............................    64,250       31,698      250,000            --        345,948
2006.............................   114,803       35,385       25,000            --        175,188
2007.............................    32,181       21,567       55,000            --        108,748
2008.............................    33,604      111,013      175,000            --        319,617
2009.............................     5,176       28,182           --            --         33,358
2010.............................    52,780       67,818       75,000            --        195,598
2011.............................     1,311       83,751       50,000            --        135,062
Thereafter.......................     3,307       23,618      125,000            --        151,925
                                   --------    ---------     --------       -------     ----------
  Subtotal.......................   489,755      515,043      755,000        94,000      1,853,798
  Unamortized premiums...........     9,256           --           --            --          9,256
                                   --------    ---------     --------       -------     ----------
          Total consolidated
            debt.................   499,011      515,043      755,000        94,000      1,863,054
Our share of unconsolidated joint
  venture debt(1)................        --       30,081           --            --         30,081
                                   --------    ---------     --------       -------     ----------
          Total debt.............   499,011      545,124      755,000        94,000      1,893,135
Joint venture partners' share of
  consolidated joint venture
  debt...........................        --     (261,740)          --            --       (261,740)
                                   --------    ---------     --------       -------     ----------
  Our share of total debt........  $499,011    $ 283,384     $755,000       $94,000     $1,631,395
                                   ========    =========     ========       =======     ==========
Weighed average interest rate....       7.8%         7.6%         7.3%          6.0%           7.4%
Weighed average maturity (in
  years).........................       5.5          7.7          8.3           2.1            7.0

---------------
(1) The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.6% and 4.1 years, respectively.

                                           MARKET EQUITY
----------------------------------------------------------------------------------------------------
                                                        SHARES/UNITS
                       SECURITY                         OUTSTANDING     MARKET PRICE    MARKET VALUE
                       --------                         ------------    ------------    ------------
Common stock..........................................   84,978,486        $24.60        $2,090,471
Common limited partnership units......................    5,229,620         24.60           128,649
                                                         ----------                      ----------
          Total.......................................   90,208,106                      $2,219,120
                                                         ==========                      ==========

                                    PREFERRED STOCK AND UNITS
-------------------------------------------------------------------------------------------------
                                                        DIVIDEND    LIQUIDATION      REDEMPTION
                       SECURITY                           RATE      PREFERENCE       PROVISIONS
                       --------                         --------    -----------    --------------
Series A preferred stock..............................    8.50%      $100,000      July 2003
Series B preferred units..............................    8.63%        65,000      November 2003
Series C preferred units..............................    8.75%       110,000      November 2003
Series D preferred units..............................    7.75%        79,767      May 2004
Series E preferred units..............................    7.75%        11,022      August 2004
Series F preferred units..............................    7.95%        19,872      March 2005
Series G preferred units..............................    7.95%         1,000      August 2005
Series H preferred units..............................    8.13%        42,000      September 2005
Series I preferred units..............................    8.00%        25,500      March 2006
                                                          ----       --------
  Weighted Average/Total..............................    8.34%      $454,161
                                                          ====       ========

                      CAPITALIZATION RATIOS
------------------------------------------------------------------
Total debt-to-total market capitalization...................  41.5%
Our share of total debt-to-total market capitalization......  37.9%
Total debt plus preferred-to-total market capitalization....  51.4%
Our share of total debt plus preferred-to-total market
  capitalization............................................  48.4%
Our share of total debt-to-total book capitalization........  43.3%

  Liquidity

     As of March 31, 2001, we had approximately $152.2 million in cash, restricted cash, and cash equivalents, and $406.0 million of additional available borrowings under our credit facility. We intend to use: 1) cash from operations; 2) borrowings under our credit facility; 3) other forms of secured and unsecured financing; 4) proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); 5) proceeds from divestitures of properties; and 6) private capital to fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

     The following table sets forth the dividend payments and distributions for the three months ended March 31, 2001 and 2000:

         SECURITY                           PAYING ENTITY                 2001      2000
         --------                           -------------                ------    ------
Common stock                   Company................................   $0.395    $0.370
Operating Partnership units    Operating Partnership..................   $0.395    $0.370
Series A preferred stock       Company................................   $0.531    $0.531
Series A preferred units       Operating Partnership..................   $0.531    $0.531
Series B preferred units       Operating Partnership..................   $1.078    $1.078
Series C preferred units       AMB Property II, L.P...................   $1.094    $1.094
Series D preferred units       AMB Property II, L.P...................   $0.969    $0.969
Series E preferred units       AMB Property II, L.P...................   $0.969    $0.969
Series F preferred units       AMB Property II, L.P...................   $0.994    $0.109
Series G preferred units       AMB Property II, L.P...................   $0.994       n/a
Series H preferred units       AMB Property II, L.P...................   $1.016       n/a
Series I preferred units       AMB Property II, L.P...................   $0.044       n/a

     The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

  Capital Commitments

     In addition to recurring capital expenditures and costs to renew or re-tenant space, as of March 31, 2001, we are developing 22 projects representing a total estimated investment of $368.4 million upon completion. Of this total, $222.0 million had been funded as of March 31, 2001, and approximately $146.4 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, and net proceeds from property divestitures. We have no other material capital commitments.

     During the period from January 1, 2001, to March 31, 2001, we invested $93.4 million in 14 operating industrial buildings, aggregating approximately
1.8 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

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

     The following table reflects the calculation of funds from operations for the three months ended March 31, 2001 and 2000 (dollars in thousands, except share and per share data):

                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Income from operations....................................  $    40,670    $    40,465
Real estate related depreciation and amortization:
  Total depreciation and amortization.....................       26,854         19,192
  FF & E depreciation and ground lease amortization.......         (481)          (403)
FFO attributable to minority interests(1)(2):
  Separate account co-investors...........................       (2,503)        (1,264)
  Alliance Fund I.........................................       (4,046)          (756)
  Other joint venture partners............................         (638)          (606)
Adjustments to derive FFO in unconsolidated joint
  venture(3):
  Our share of net income.................................       (1,474)        (1,242)
  Our share of FFO........................................        2,120          1,736
Preferred stock dividends.................................       (2,125)        (2,125)
Preferred unit distributions..............................       (6,858)        (5,610)
                                                            -----------    -----------
Funds from operations(1)..................................  $    51,519    $    49,387
                                                            ===========    ===========
Weighted average common shares and units:
  Basic...................................................   89,669,950     89,693,900
                                                            ===========    ===========
  Diluted.................................................   90,494,874     89,707,941
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

                    OPERATING AND LEASING STATISTICS SUMMARY

     The following summarizes key operating and leasing statistics for the all of our industrial and retail properties as of and for the period ended March 31, 2001 (dollars in thousands):

                                               INDUSTRIAL       RETAIL         TOTAL
                                               -----------    ----------    -----------
Square feet owned(1).........................   77,407,039     1,275,837     78,682,876
Occupancy percentage.........................         96.0%         86.5%          95.9%
Weighted average lease terms:
  Original...................................    6.3 years    14.9 years      6.5 years
  Remaining..................................    3.6 years    10.8 years      3.8 years
Tenant retention:
  Quarter (3.3 million sq. ft. expired)......         62.7%        100.0%          62.8%
Rent increases on lease commencements:
  Quarter (2.8 million sq. ft. leased).......         24.7%        106.5%          25.8%
Second generation tenant improvements and
  leasing commissions per sq. ft.(2):
  Quarter:
     Renewals................................  $      0.66    $       --    $      0.66
     Re-tenanted.............................         2.37            --           2.37
                                               -----------    ----------    -----------
       Weighted average......................  $      1.53    $       --    $      1.53
                                               ===========    ==========    ===========
Recurring capital expenditures(3)
  Quarter
     Tenant improvements.....................  $     1,916    $       --    $     1,916
     Lease commissions.......................        3,324            --          3,324
     Building improvements...................        2,098            88          2,186
                                               -----------    ----------    -----------
       Sub-total.............................        7,338            88          7,426
     JV Partner's share of capital
       expenditures..........................         (863)           --           (863)
                                               -----------    ----------    -----------
          Total..............................  $     6,475    $       88    $     6,563
                                               ===========    ==========    ===========

---------------
(1) In addition to owned square feet as of March 31, 2001, we managed, through our subsidiary, AMB Investment Management, approximately 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in approximately
    4.38 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2) Consists of all second generation leases renewing or re-tenanting with lease terms greater than one year.

(3) Includes second generation leasing costs and building improvements.

     The following summarizes key same store properties' operating statistics for our industrial and retail properties as of and for the period ending March 31, 2001:

                                                   INDUSTRIAL    RETAIL       TOTAL
                                                   ----------    -------    ----------
Square feet in same store pool(1)................  62,390,926    696,322    63,087,248
  % of total square feet.........................        80.6%      54.6%         80.2%
Occupancy percentage at period end
  March 31, 2001.................................        96.4%      97.8%         96.4%
  March 31, 2000.................................        96.9%      96.2%         96.9%
Tenant retention:
  Quarter (2.8 million SF expired)...............        61.9%     100.0%         61.9%
Rent increases on lease commencements:
  Quarter (2.6 million SF leased)................        26.6%     106.5%         27.7%
Cash basis NOI growth % increase:
  Quarter:
     Revenues....................................         7.9%       8.3%          7.9%
     Expenses....................................         7.4%      16.1%          7.6%
     Net operating income........................         8.1%       5.8%          8.0%

---------------
(1) Consists of industrial buildings and retail centers owned prior to January 1, 2000, and excludes development properties prior to stabilization.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     As of March 31, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 21, 2001, AMB Property II, L.P. issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for an aggregate offering price of $25.5 million less a sales commission of $0.6 million, to J.P. Morgan Chase Mosaic Fund V, LLC. The issuance and sale of the Series I Preferred Units constituted a private placement of securities that was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series I Preferred Stock. The Articles Supplementary establishing the rights and preferences of the holders of the Series I Preferred Stock were filed as Exhibit
3.1 to our Current Report on Form 8-K filed on March 23, 2001.

     In February and March 2001, we redeemed an aggregate of 598,297 limited partnership units of the operating partnership for shares of our common stock. The redemption of limited partnership units for shares of the Company's common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

  We May Be Unable to Renew Leases or Relet Space as Leases Expire

     We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 12.3% of our properties (based on annualized base rent) as of March 31, 2001, will expire on or prior to December 31, 2001. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

  A Significant Number of Our Properties are Located in California

     Our properties located in California as of March 31, 2001, represented approximately 24.8% of the aggregate square footage of our properties as of March 31, 2001, and 31.4% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at March 31, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity.

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

  Our Properties are Currently Concentrated in the Industrial Sector

     Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type may expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

     A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of March 31, 2001, 246 industrial buildings aggregating approximately 19.2 million square feet (representing 24.8% of our properties based on aggregate square footage and 31.4% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. The operating partnership owns 100% of the non-voting preferred stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

WE ARE SUBJECT TO RISKS AND LIABILITIES IN CONNECTION WITH PROPERTIES OWNED THROUGH JOINT VENTURES, LIMITED LIABILITY COMPANIES, AND PARTNERSHIPS

     As of March 31, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of March 31, 2001, we owned approximately 25.3 million square feet (excluding the three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following:

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

     We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies, or joint ventures. The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

     These risks could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

WE MAY BE UNABLE TO COMPLETE DIVESTITURES ON ADVANTAGEOUS TERMS

     We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of March 31, 2001, 27 industrial buildings and two retail centers, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

     As of March 31, 2001, we had total debt outstanding of approximately $1.9 billion including:

     - $1,004.8 million of secured indebtedness (excluding unamortized debt premiums) with an average maturity of 6.6 years and a weighted average interest rate of 7.7%;

     - $755.0 million aggregate principal amount of unsecured senior debt securities with maturities between 2005 and 2018 and a weighted average interest rate of 7.3%.

     - $94.0 million outstanding under our unsecured $500.0 million credit facility with a maturity date of May 2003 and a current interest rate of LIBOR plus 75 basis points (with a weighted average interest rate of 6.0% as of March 31, 2001); and

     We guarantee the operating partnership's obligations with respect to the senior debt securities referenced above. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay dividends to our stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

  Rising Interest Rates Could Adversely Affect Our Cash Flow

     As of March 31, 2001, we had approximately $94.0 million outstanding under our unsecured credit facility and we had two secured loans with an aggregate principal amount of $30.8 million, which bear interest at variable rates (with weighted average interest rate of 6.7% at March 31, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

  We Are Dependent on External Sources of Capital

     In order to qualify as a real estate investment trust under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: 1) general market conditions; 2) the market's perception of our growth potential; 3) our current and potential future earnings and cash distributions; and 4) the market price of our capital stock. Additional debt financing may substantially increase our leverage.

  We Could Default on Cross-Collateralized and Cross-Defaulted Debt

     As of March 31, 2001, we had 19 non-recourse secured loans, which are cross-collateralized by 30 properties. As of March 31, 2001, we had $318.8 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, our credit facility and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facility and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

 Certain of Our Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

     As of March 31, 2001, AMB Development, L.P. owns interests in 5 retail development projects in the U.S., three of which are single free-standing Walgreens drugstores and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

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

 Our Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of All Stockholders

     As of April 23, 2001, our two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and European Investors Inc. (with respect to various client accounts for which European Investors Inc. serves as investment advisor) beneficially owned approximately 12.9% of our outstanding common stock. In addition, our executive officers and directors beneficially owned approximately 5.2% of our outstanding common stock as of April 23, 2001, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

  We Have Invested in Real Estate Mortgages

     We have invested in mortgages, and may do so in the future. In general, investments in mortgages include the risks that borrowers may not be able to make debt service payments or pay principal when due, that the value of the mortgaged property may be less than the principal amount of the mortgage note secured by the property and that interest rates payable on the mortgages may be lower than our cost of funds. In any of these events, our funds from operations and our ability to pay dividends on, and the market price of, our stock could be adversely affected.

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

  Our Financial Condition could be Adversely Affected if We Fail to Comply with Other Regulations

     Our properties are also subject to various federal, state, and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, then we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed, which could require significant unanticipated expenditures by us. Any such unanticipated expenditures could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

FEDERAL INCOME TAX RISKS

 Our Failure to Qualify as a Real Estate Investment Trust Would Have Serious Adverse Consequences to Stockholders

     We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 1997. We currently intend to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a real estate investment trust. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a real estate investment trust, or that our future operations could cause us to fail to qualify. Qualification as a real estate investment trust requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These provisions and the applicable treasury regulations are more complicated in our case because we hold our assets in partnership form. Legislation, new regulations, administrative interpretations, or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust.

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

     All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at our option, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 5,229,620 common limited partnership units as of March 31, 2001. As of March 31, 2001, we had reserved 8,537,368 shares of common stock for issuance under our Stock Option and Incentive Plan (not including shares that we have already issued) and, as of March 31, 2001, we had granted to certain directors, officers and employees options to purchase 6,931,663 shares of common stock (excluding forfeitures and 173,137 shares that we have issued pursuant to the exercise of options). As of March 31, 2001, we had granted 507,535 restricted shares of common stock, 1,931 of which have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed a registration statement with respect to the shares of common stock issuable under our Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership's limited partnership units.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Terms Agreement dated as of December 14, 2000, by and
               between Morgan Stanley & Co. Incorporated, J.P. Morgan
               Securities Inc., and AMB Property, L.P. (incorporated by
               reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on January 8, 2001)
     10.2      Terms Agreement dated as of January 4, 2001, by and between
               A.G. Edwards & Sons, Inc. and AMB Property, L.P.
               (incorporated by reference to Exhibit 1.1 of the
               Registrant's Current Report on Form 8-K filed on January 31,
               2001)
     10.3      Terms Agreement by and between First Union Securities, Inc.
               and AMB Property, L.P. and Registrant (incorporated by
               reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on March 16, 2001)
      3.2      Articles Supplementary establishing and fixing the rights
               and preferences of the 8.00% Series I Cumulative Redeemable
               Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed on March
               23, 2001)
      4.4      $25,000,000 6.90% Fixed Rate Note No. 8 dated January 9,
               2001, attaching the Parent Guarantee dated January 9, 2001
               (incorporated be reference to Exhibit 4.1 of the
               Registrant's Current Report on Form 8-K filed on January 31,
               2001)
      4.5      $50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001
               (incorporated be reference to Exhibit 4.1 of the
               Registrant's Current Report on Form 8-K filed on March 16,
               2001)
     10.4      Ninth Amended and Restated Agreement of Limited Partnership
               of AMB Property II, L.P., dated March 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant's Current
               Report on Form 8-K filed on March 23, 2001)
     10.5      Registration Rights Agreement among Registrant, AMB Property
               II, L.P., and the unitholders signatory thereto dated March
               21, 2001 (incorporated by reference to Exhibit 3.2 of the
               Registrant's Current Report on Form 8-K filed on March 23,
               2001)

(b) Reports on Form 8-K:

     - The Registrant filed a Current Report on Form 8-K on January 8, 2001, in connection with the issuance of $150.0 million of senior unsecured notes by AMB Property, L.P. under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on January 29, 2001, in connection with its 2000 earnings release.

     - The Registrant filed a Current Report on Form 8-K on January 31, 2001, in connection with the issuance of $25.0 million of senior unsecured notes by AMB Property, L.P. under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on March 16, 2001, in connection with the issuance of $50.0 million of senior unsecured notes by AMB Property, L.P. under its medium-term note program.

     - The Registrant filed a Current Report on Form 8-K on March 23, 2001, in connection with the issuance and sale by AMB Property II, L.P. of 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units and the filing by the Registrant of Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock.

     - The Registrant filed a Current Report on Form 8-K on April 5, 2001, in connection with the formation of joint ventures with the City and County of San Francisco Employees' Retirement System and with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

     - The Registrant filed a Current Report on Form 8-K on April 11, 2001, in connection with its first quarter 2001 earnings release.

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

Date: May 8, 2001