Form 10-Q
period 2001-06-30
AMB PROPERTY CORP
filed 2001-08-14
CIK 1045609

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545

AMB PROPERTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	94-3281941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 394-9000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

      As of July 31, 2001, there were 85,010,435 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

i

PART I

Item 1.   Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000
(unaudited, dollars in thousands, except share amounts)

ASSETS

	June 30,	December 31,
	2001	2000

Investments in real estate:

Land	$929,429	$833,325

Buildings and improvements	3,128,867	2,915,537

Construction in progress	303,202	277,735

Total investments in properties	4,361,498	4,026,597

Accumulated depreciation and amortization	(213,923)	(177,467)

Net investments in properties	4,147,575	3,849,130

Investments in unconsolidated joint ventures	83,865	80,432

Properties held for divestiture, net	96,209	197,146

Net investments in real estate	4,327,649	4,126,708

Cash and cash equivalents	135,101	20,358

Restricted cash	41,483	22,364

Mortgage receivables	92,250	115,969

Accounts receivable, net	68,982	69,874

Investments in affiliated companies	—	35,731

Investments in other companies	—	15,965

Other assets	56,700	18,657

Total assets	$4,722,165	$4,425,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt:

Secured debt	$1,058,247	$940,276

Unsecured senior debt securities	755,000	680,000

Alliance Fund II credit facility	98,100	—

Unsecured credit facility	—	216,000

Total debt	1,911,347	1,836,276

Dividends payable	35,930	6,775

Other liabilities	165,101	140,267

Total liabilities	2,112,378	1,983,318

Commitments and contingencies (note 12) Minority interests	819,903	674,378

Stockholders’ equity:

Series A preferred stock, cumulative, redeemable, $0.01 par value, 100,000,000 shares authorized, 4,000,000 shares issued and outstanding, $100,000 liquidation preference	96,100	96,100

Common stock, $0.01 par value, 500,000,000 shares authorized, 84,994,367 and 84,138,751 issued and outstanding	850	841

Additional paid-in capital	1,653,895	1,638,655

Retained earnings	39,039	36,066

Accumulated other comprehensive income	—	(3,732)

Total stockholders’ equity	1,789,884	1,767,930

Total liabilities and stockholders’ equity	$4,722,165	$4,425,626

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2001 and 2000
(unaudited, dollars in thousands, except share and per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues

Rental revenues	$139,535	$110,597	$275,336	$218,863

Equity in earnings of unconsolidated joint ventures	1,255	1,317	2,729	2,559

Investment management income	1,544	704	3,964	952

Interest and other income	3,692	861	8,831	1,428

Total revenues	146,026	113,479	290,860	223,802

Operating Expenses

Property operating expenses	16,707	11,586	33,046	23,063

Real estate taxes	16,933	13,502	33,514	26,998

Interest, including amortization	30,206	20,002	61,758	40,344

Depreciation and amortization	27,323	22,631	54,177	41,823

General and administrative	9,201	5,984	17,384	11,335

Loss on investments in other companies	16,103	—	20,758	—

Total operating expenses	116,473	73,705	220,637	143,563

Income from operations before minority interests	29,553	39,774	70,223	80,239

Minority interests:

Preferred units	(7,345)	(5,962)	(14,203)	(11,572)

Minority interests	(9,629)	(4,221)	(15,768)	(8,021)

Minority interests’ share of net income	(16,974)	(10,183)	(29,971)	(19,593)

Net income before gain and extraordinary items	12,579	29,591	40,252	60,646

Gain from divestitures of real estate	17,792	416	34,559	405

Net income before extraordinary items	30,371	30,007	74,811	61,051

Extraordinary items	(438)	—	(438)	—

Net income	29,933	30,007	74,373	61,051

Series A preferred stock dividends	(2,125)	(2,125)	(4,250)	(4,250)

Net income available to common stockholders	$27,808	$27,882	$70,123	$56,801

Basic Income per Common Share

Before extraordinary items	$0.33	$0.33	$0.83	$0.68

Extraordinary items	—	—	—	—

Net income available to common stockholders	$0.33	$0.33	$0.83	$0.68

Diluted Income per Common Share

Before extraordinary items	$0.33	$0.33	$0.82	$0.68

Extraordinary items	—	—	—	—

Net income available to common stockholders	$0.33	$0.33	$0.82	$0.68

Weighted Average Common Shares

Basic	84,461,544	83,848,883	84,178,768	83,849,020

Diluted	85,378,727	84,125,277	85,078,751	83,994,238

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(unaudited, dollars in thousands)

	2001	2000

Cash Flows from Operating Activities

Net income	$74,373	$61,051

Adjustments:

Depreciation and amortization	54,177	41,823

Loss on investments in other companies	20,758	—

Straight-line rents	(3,466)	(5,343)

Amortization of debt premiums and financing costs	(1,033)	(2,781)

Minority interests’ share of net income	29,971	19,593

Gain on divestitures of real estate, net of related extraordinary items	(34,559)	(405)

Extraordinary items	438	—

Equity in earnings of AMB Investment Management	43	1,292

Equity in earnings of unconsolidated joint ventures	(2,729)	(2,559)

Changes in other assets, net	3,034	(8,068)

Changes in other liabilities, net	24,834	15,766

Net cash provided by operating activities	165,841	120,369

Cash Flows from Investing Activities

Change in restricted cash	(19,119)	81,693

Cash paid for property acquisitions	(165,326)	(224,210)

Additions to buildings, development costs, and other first generation Improvements	(113,517)	(129,616)

Additions to second generation building improvements and lease costs	(16,874)	(15,986)

Additions to interest in unconsolidated joint ventures	(3,222)	(10,884)

Distributions received from unconsolidated joint ventures	2,518	1,841

Net proceeds from divestitures of real estate	97,702	15,083

Net cash used in investing activities	(217,838)	(282,079)

Cash Flows from Financing Activities

Issuance of common stock	1,138	269

Borrowings on unsecured credit facility	198,000	160,000

Borrowings on Alliance Fund I credit facility	—	25,000

Borrowings on Alliance Fund II credit facility	98,100	—

Borrowings on secured debt	138,785	45,109

Payments on unsecured credit facility	(414,000)	(67,000)

Payments on Alliance Fund I credit facility	—	(54,000)

Payments on secured debt	(19,749)	(136)

Payment of financing fees	(1,220)	(3,893)

Net proceeds from issuance of unsecured senior debt securities	74,563	—

Net proceeds from issuance of preferred units	24,856	19,590

Contributions from co-investment partners	131,950	73,282

Dividends paid to common and preferred stockholders	(37,817)	(35,270)

Distributions to minority interests, including preferred units	(27,866)	(19,810)

Net cash provided by financing activities	166,740	143,141

Net increase (decrease) in cash and cash equivalents	114,743	(18,569)

Cash and cash equivalents at beginning of period	20,358	33,312

Cash and cash equivalents at end of period	$135,101	$14,743

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$66,282	$45,536

Non-cash transactions:

Acquisitions of properties	165,326	$228,103

Assumption of debt	—	(3,893)

Net cash paid	$165,326	$224,210

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2001
(unaudited, dollars in thousands)

		Common Stock
						Accumulated
	Series A	Number		Additional		Other
	Preferred	of		Paid-in	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2000	$96,100	84,138,751	$841	$1,638,655	$36,066	$(3,732)	$1,767,930

Comprehensive income:

Net income	4,250	—	—	—	70,123	—

Realized loss on securities	—	—	—	—	—	3,732

Total comprehensive income							78,105

Issuance of restricted stock	—	232,014	2	5,706	—	—	5,708

Exercise of stock options	—	50,305	1	1,137	—	—	1,138

Conversion of Operating Partnership units	—	598,297	6	13,437	—	—	13,443

Retirement of common stock	—	(25,000)	—	(570)	—	—	(570)

Deferred compensation	—	—	—	(5,708)	—	—	(5,708)

Deferred compensation amortization	—	—	—	1,266	—	—	1,266

Reallocation of limited partners’ interests in the Operating Partnership	—	—	—	(28)	—	—	(28)

Dividends	(4,250)	—	—	—	(67,150)	—	(71,400)

Balance at June 30, 2001	$96,100	84,994,367	$850	$1,653,895	$39,039	$—	$1,789,884

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(unaudited)

  1. Organization and Basis of Presentation

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership, and its other controlled subsidiaries.

      As of June 30, 2001, the Company owned an approximate 94.2% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.8% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership of the interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of June 30, 2001, the Company had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Investment Management, Inc., a Maryland corporation (“AMB Investment Management”), provides real estate investment services on a fee basis to clients. Headlands Realty Corporation, a Maryland Corporation conducts a variety of businesses that include incremental income programs, such as the Company’s Customer Assist Program and, to a limited extent, development projects available for sale to third parties. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby owning 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership owned 100% of AMB Investment Management’s and Headlands Realty Corporation’s non-voting preferred stock (representing a 95% economic interest therein) and reflected its investment using the equity method.

      As of June 30, 2001, the Company owned 865 industrial buildings and eight retail centers, located in 26 markets throughout the United States. The Company’s strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of June 30, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 77.3 million rentable square feet and were 95.9% leased to over 2,807 tenants. As of June 30, 2001, the retail centers,

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

principally grocer-anchored community shopping centers, encompassed approximately 1.5 million rentable square feet and were 93.0% leased to over 180 tenants.

      As of June 30, 2001, through the Company’s subsidiary, AMB Investment Management, it also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, the Company has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods.

      The interim results of the three and six months ended June 30, 2001 and 2000, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

      Investments in other companies are accounted for on a cost basis and realized gains and losses are included in current earnings. For its investments in private companies, the Company periodically reviews its investments and management determines if the value of such investments have been permanently impaired. Permanent impairment losses for investments in public and private companies are included in current earnings. During the first half of 2001, the Company recognized a realized loss on its investment in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Company had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income.

      The Company adopted FASB Statement No. 133 on derivatives in 2001 and it did not impact its financial position or results of operations as the Company does not utilize derivative instruments in its operations. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement, as amended, requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

  3. Real Estate Acquisition and Development Activity

      During the second quarter of 2001, the Company invested $71.9 million in operating properties, consisting of 12 industrial buildings aggregating approximately 1.0 million square feet, which included the investment of $42.3 million in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet for three of the Company’s co-investment joint ventures. Year to date, the Company has invested $165.3 million in operating properties, consisting of 26 industrial buildings aggregating approximately 2.8 million square feet, which included the investment of $84.8 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.6 million square feet for three of the Company’s co-investment joint ventures.

      During the second quarter of 2001, the Company also contributed operating properties valued at $111.9 million, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of its co-investment joint ventures. Year to date, the Company contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. Year to date, the Company has recognized a gain of $15.8 million related to these contributions.

      The Company completed two development projects during the second quarter, which aggregated approximately 0.7 million square feet and had a total cost of $42.3 million. The Company also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and have a total estimated cost of $4.9 million upon completion. As of June 30, 2001, the Company had 17 industrial projects, which will total approximately 4.5 million square feet and have an aggregate estimated investment of $254.2 million upon completion, in its development pipeline. It also had three retail projects, which will total approximately 0.5 million square feet and have an aggregate estimated investment of $68.6 million upon completion, in its development pipeline. As of June 30, 2001, the Company and its Development Alliance Partners have funded an aggregate of $210.1 million and will need to fund an estimated additional $112.7 million in order to complete projects currently under construction.

  4. Property Divestitures and Properties Held for Divestiture

      During the quarter, the Company divested itself of seven industrial buildings, aggregating approximately 1.3 million square feet, for an aggregate price of $61.6 million, with a resulting net gain of $18.4 million, including extraordinary losses related to prepayment penalties. Year to date, the Company divested itself of 13 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $93.1 million, with a resulting net gain of $18.3 million.

      The Company has decided to divest itself of two retail centers and four industrial buildings, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2001, the net carrying value of the properties held for divestiture was $96.2 million.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

      The following table summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

	Three Months Ended
	June 30,

	2001	2000

Properties Held for Divestiture

Income	$2,771	$2,355

Property operating expenses	648	567

Interest expense	635	796

Depreciation expense	145	136

Net income	$1,343	$856

	Six Months Ended
	June 30,

	2001	2000

Income	$5,537	$4,837

Property operating expenses	1,369	1,219

Interest expense	1,273	1,595

Depreciation expense	289	271

Net income	$2,606	$1,752

  5. Mortgage Receivables

      In September 2000, the Company sold a retail center located in Los Angeles, California. The Company carries an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option.

      Through a wholly-owned subsidiary, the Company also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2001, the outstanding balance on the note was $13.3 million.

  6. Debt

      As of June 30, 2001, and December 31, 2000, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2001	2000

Secured debt, varying interest rates from 4.0% to 10.4% Due November 2001 to June 2023	$1,049,454	$930,418

Unsecured senior debt securities, weighted average interest rate of 7.3% due June 2005 to June 2018	755,000	680,000

Unsecured credit facility, variable interest at LIBOR plus 75 basis points due May 2003	—	216,000

Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (weighted average interest rate of 4.7% at June 30, 2001) due December 2001	98,100	—

Total before premiums	1,902,554	1,826,418

Unamortized premiums	8,793	9,858

Total consolidated debt	$1,911,347	$1,836,276

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of June 30, 2001, the total gross investment book value of those properties secured by debt was $1.6 billion. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $31.9 million, which bear interest at variable rates (with a weighted average interest rate of 5.5% at June 30, 2001). The secured debt has various financial and non-financial covenants and some are cross-collateralized. Management believes that the Company was in compliance with these covenants at June 30, 2001.

      Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Company was in compliance with these covenants at June 30, 2001.

      In August 2000, the Operating Partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. The notes have various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at June 30, 2001.

      In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at June 30, 2001. The Operating Partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At June 30, 2001, the remaining amount available under the credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

      In June 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $125.0 million bridge loan from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points, which includes the fee. As of June 30, 2001, the outstanding balance was $98.1 million and the remaining amount available was $26.9 million. It is currently anticipated that the bridge loan will be replaced with a credit facility during the third quarter.

      Capitalized interest related to construction projects for the three months ended June 30, 2001 and 2000, was $3.6 million and $4.2 million, respectively, and for the six months ended June 30, 2001 and 2000, was $7.2 million and $7.2 million, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

      During the six months ended June 30, 2001, the Operating Partnership retired $8.6 million of secured debt prior to maturity in connection with property divestitures. The Operating Partnership recognized an extraordinary loss of $0.4 million related to prepayment penalties.

      The scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, as of June 30, 2001, were (dollars in thousands):

			Unsecured
		Joint	Senior	Unsecured
	Secured	Venture	Debt	Credit
	Debt	Debt	Securities	Facilities	Total

2001	$6,368	$33,875	$—	$98,100	$138,343

2002	29,163	50,291	—	—	79,454

2003	72,653	10,475	—	—	83,128

2004	71,122	24,448	—	—	95,570

2005	64,266	34,093	250,000	—	348,359

2006	106,183	37,216	25,000	—	168,399

2007	32,181	24,157	55,000	—	111,338

2008	33,604	143,669	175,000	—	352,273

2009	5,176	28,482	—	—	33,658

2010	52,780	67,779	75,000	—	195,559

2011	1,311	93,161	50,000	—	144,472

Thereafter	3,307	23,694	125,000	—	152,001

	$478,114	$571,340	$755,000	$98,100	$1,902,554

  7. Minority Interests in Consolidated Joint Ventures

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 27.2 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Company owns a majority interest; or (2) the Company exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

      The Operating Partnership, together with one of the Company’s other affiliates, owns, as of June 30, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. (“Alliance Fund I”). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. (“Alliance REIT I”), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Company’s investment, created a total planned capitalization of $410.0 million.

      On February 14, 2001, the Company formed a partnership, AMB Partners II, L.P. (“Partners II”), with the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) to acquire, manage, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Partners II had received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Company’s investment, created a total planned capitalization of $250.0 million. The

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

Operating Partnership is the managing general partner of Partners II and owns, as of June 30, 2001, 50% of Partners II.

      On March 26, 2001, the Company formed a joint venture, AMB-SGP, L.P. (“AMB-SGP”), with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”), to own and operate, through a private REIT, distribution facilities nationwide. As of June 30, 2001, AMB-SGP had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Company’s investment in properties, created a total planned capitalization of $335.0 million. The Operating Partnership is the managing general partner of AMB-SGP and owns, as of June 30, 2001, 50.3% of AMB-SGP.

      On June 28, 2001, the Company formed the Alliance Fund II. The Operating Partnership, together with one of the Company’s other affiliates, owns, as of June 30, 2001, approximately 20.6% of the partnership interests in Alliance Fund II. The Alliance Fund II is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”), which includes 10 institutional investors as stockholders. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $159.0 million, which, when combined with anticipated debt financings and the Company’s investment, created a total planned capitalization of $400.0 million.

      The following table distinguishes the minority interest liability and the minority interests’ share of net income (dollars in thousands):

		Share of Net Income

		For the
		Three	For the Six
	Liability	Months	Months
	As of	Ended	Ended
	June 30, 2001	June 30, 2001	June 30, 2001

Joint venture partners	$372,720	$7,046	$11,410

Limited Partners in the Operating Partnership	104,217	2,583	4,358

Series B preferred units (liquidation preference of $65,000)	62,319	1,402	2,804

Series C preferred units (liquidation preference of $110,000)	105,844	2,406	4,812

Series D preferred units (liquidation preference of $79,767)	77,687	1,545	3,090

Series E preferred units (liquidation preference of $11,022)	10,788	214	428

Series F preferred units (liquidation preference of $19,872)	19,597	395	790

Series G preferred units (liquidation preference of $1,000)	960	20	40

Series H preferred units (liquidation preference of $42,000)	40,915	853	1,706

Series I preferred units (liquidation preference of $25,500)	24,856	510	533

Total	$819,903	$16,974	$29,971

  8. Investments in Unconsolidated Joint Ventures

      The Company has non-controlling limited partnership interests in three separate unconsolidated equity investment joint ventures. The Company has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Company also has a 50% interest in each of two other operating and development alliance joint ventures. For the three months ended June 30, 2001 and 2000, the Company’s share of net operating income was $2.3 million and $2.1 million, respectively, and for the six months ended June 30, 2001 and 2000, the Company’s share of net operating income was

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

$5.1 million and $4.1 million, respectively, and, as of June 30, 2001, the Company’s share of the unconsolidated joint ventures’ debt was $32.4 million, with a weighted average interest rate of 6.4% and a weighted average maturity of 3.8 years.

  9. Stockholders’ Equity

      On March 21, 2001, AMB Property II, L.P., one of the Company’s subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company’s Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from the Operating Partnership and to make a loan to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

      During the second quarter of 2001, no limited partnership units of the Operating Partnership were redeemed. During the first quarter of 2001, the Company redeemed 598,297 limited partnership units of the Operating Partnership for shares of its common stock.

      The Company’s board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of common stock. During the quarter ended June 30, 2001, the Company repurchased 25,000 shares of its common stock at a purchase price of $22.80 per share under this program. The Company’s stock repurchase program expires in December 2001.

      The Company’s board of directors declared a regular cash dividend for the quarter ending June 30, 2001, of $0.395 per share of common stock and the Operating Partnership declared a regular cash distribution for the quarter ending June 30, 2001, of $0.395 per common unit. The dividends and distributions were payable on July 16, 2001, to stockholders and unitholders of record on July 5, 2001. The Series A, B, C, E, F, and G preferred stock and unit dividends and distributions were also payable on July 16, 2001, to stockholders and unitholders of record on July 5, 2001. The Series D, H, and I preferred unit distributions were payable on July 25, 2001, to unitholders of record on July 5, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

      The following table sets forth the dividend payments and distributions for the three and six months ended June 30, 2001 and 2000:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,

Security	Paying Entity	2001	2000	2001	2000

Common stock	Company	$0.395	$0.370	$0.790	$0.740

Operating Partnership units	Operating Partnership	$0.395	$0.370	$0.790	$0.740

Series A preferred stock	Company	$0.531	$0.531	$1.063	$1.063

Series A preferred units	Operating Partnership	$0.531	$0.531	$1.063	$1.063

Series B preferred units	Operating Partnership	$1.078	$1.078	$2.156	$2.156

Series C preferred units	AMB Property II, L.P.	$1.094	$1.094	$2.188	$2.188

Series D preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938

Series E preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938

Series F preferred units	AMB Property II, L.P.	$0.994	$0.994	$1.103	$1.103

Series G preferred units	AMB Property II, L.P.	$0.994	n/a	$1.103	n/a

Series H preferred units	AMB Property II, L.P.	$1.016	n/a	$2.032	n/a

Series I preferred units	AMB Property II, L.P.	$1.000	n/a	$1.044	n/a

10. Income Per Share

      The Company’s only dilutive securities outstanding for the three and six months ended June 30, 2001 and 2000, were stock options and restricted stock granted under its stock incentive plan. The effect was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Weighted Average Common Shares

Basic	84,461,544	83,848,883	84,178,768	83,849,020

Stock options and restricted stock	917,183	276,394	899,983	145,218

Diluted	85,378,727	84,125,277	85,078,751	83,994,238

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

11. Segment Information

      The Company operates industrial and retail properties nationwide and manages its business by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. As of June 30, 2001, the Company operated in eight hub and gateway markets in addition to 18 other markets nationwide. Retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based upon property net operating income of the combined properties in each segment. The Company’s properties are managed separately because each segment requires different operating, pricing, and leasing strategies.

      During the first quarter of 2001, the Company split its industrial market into hub and gateway markets and other markets. Within the hub and gateway market categorization, the Company operates in eight major U.S. markets. The other industrial market category captures all of the Company’s other smaller markets nationwide. The 2000 rental revenue and net operating income disclosure below has been restated to reflect these markets. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues(1)		Property NOI(1)(2)

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Industrial Hub & Gateway Markets:

Atlanta	$6,801	$5,882	$5,442	$4,885

Chicago	9,804	9,813	6,553	6,955

Dallas/ Ft. Worth	8,052	6,160	5,209	4,429

No. New Jersey/ New York	11,690	8,021	8,680	6,009

San Francisco Bay Area	25,999	18,918	22,064	15,783

Southern California	15,375	8,632	12,426	6,959

Miami	8,092	4,397	5,799	3,320

Seattle	6,592	5,300	5,068	4,311

Total hub & gateway markets	92,405	67,123	71,241	52,651

Total other industrial markets	37,222	34,359	26,868	25,877

Total retail markets	7,767	6,932	5,645	4,798

Total properties	$137,394	$108,414	$103,754	$83,326

(1)	Excludes straight line rents of $2.1 million and $2.2 million for the three months ended June 30, 2001 and 2000, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

	Rental Revenues(1)		Property NOI(1)(2)

	For the Six Months		For the Six Months		Total Gross Investment(3)
	Ended June 30,		Ended June 30,
					June 30,	December 31,
	2001	2000	2001	2000	2001	2000

Industrial Hub & Gateway Markets:

Atlanta	$13,989	$11,076	$11,256	$9,124	$267,537	$225,352

Chicago	19,818	19,467	13,308	13,544	296,192	303,489

Dallas/ Ft. Worth	16,231	12,617	10,715	9,101	239,226	240,933

No. New Jersey/ New York	22,533	14,078	16,261	10,936	400,727	382,285

San Francisco Bay Area	49,960	36,649	42,295	30,161	666,313	641,137

Southern California	30,313	17,162	24,555	13,929	596,598	552,055

Miami	16,819	9,030	12,433	6,858	284,806	281,710

Seattle	12,936	10,693	10,090	8,771	211,070	203,786

Total hub & gateway markets	182,699	130,772	140,913	102,424	2,962,469	2,830,747

Total other industrial markets	73,552	68,420	52,758	50,895	1,192,595	1,045,455

Total retail markets	15,619	14,328	11,639	10,140	206,434	150,395

Total properties	$271,870	$213,520	$205,310	$163,459	$4,361,498	$4,026,597

(1)	Excludes straight-line rents of $3.5 million and $5.3 million for the six months ended June 30, 2001 and 2000, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3)	Excludes net properties held for divestiture of $96.2 million, which is comprised of $35.8 million in industrial and $60.4 million in retail properties, as of June 30, 2001, and $197.1 million, which is comprised of $158.7 million in industrial and $38.4 million in retail properties, as of December 31, 2000.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

      The Company uses property net operating income as an operating performance measure. The following is a reconciliation between total reportable segment revenue and property net operating income to consolidated revenues and net income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues

Total rental revenues for reportable segments	$139,535	$110,597	$275,336	$218,863

Investment management and other income	6,491	2,882	15,524	4,939

Total consolidated revenues	$146,026	$113,479	$290,860	$223,802

Net Income

Property net operating income for reportable segments	$105,895	$85,509	$208,776	$168,802

Equity in earnings of unconsolidated joint ventures	1,255	1,317	2,729	2,559

Investment management and other income	5,236	1,565	12,795	2,380

Less:

Interest expense	(30,206)	(20,002)	(61,758)	(40,344)

Depreciation and amortization	(27,323)	(22,631)	(54,177)	(41,823)

General and administrative	(9,201)	(5,984)	(17,384)	(11,335)

Loss on investments in other companies	(16,103)	—	(20,758)	—

Minority interests	(16,974)	(10,183)	(29,971)	(19,593)

Net income before gain and extraordinary items	12,579	29,591	40,252	60,646

Gain from divestitures of real estate	17,792	416	34,559	405

Net income before extraordinary items	30,371	30,007	74,811	61,051

Extraordinary items	(438)	—	(438)	—

Net income	$29,933	$30,007	$74,373	$61,051

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2001
(unaudited)

12. Commitments and Contingencies

      Litigation. In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

      Environmental Matters. The Company monitors its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets, or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company’s results of operations and cash flow.

      General Uninsured Losses. The Company carries property and rental loss, liability, flood, and environmental insurance. The Company believes that the policy terms and conditions, limits, and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Consolidated Financial Statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates‘ or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans, or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them.

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	our failure to divest of properties that we have contracted to sell or to timely reinvest proceeds from any such divestitures;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits, and public opposition to these activities);

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	risks arising from the California energy shortage;

•	changes in real estate and zoning laws; and

•	increases in real property tax rates.

      Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes, and those risk factors discussed in the section entitled “Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

      Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to AMB Property Corporation and the other controlled subsidiaries, and the references to AMB Property Corporation include AMB Property, L.P. and the other controlled subsidiaries. The following marks are our registered trademarks: AMB®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; eSpace®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management Alliance Program®; UPREIT Alliance Partners®; and UPREIT Alliance Program®. The following marks are our unregistered trademarks: Broker Alliance

Partners™; Broker Alliance Program™; HTD™; High Throughput Distribution™; Strategic Alliance Partners™; and Strategic Alliance Programs™.

THE COMPANY

      AMB Property Corporation, a Maryland corporation, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. Within each of our markets, we focus our investments in in-fill submarkets. In-fill sub-markets are characterized by supply constraints on the availability of land for competing projects. High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today’s supply chain, as opposed to functioning as long-term storage facilities. We believe that the rapid growth of the airfreight business, the outsourcing of supply chain management to third party logistics companies and e-commerce are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. In addition, we believe that inventory levels as a percentage of final sales are falling and that goods are moving more rapidly through the supply chain. As a result, we intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

      As of June 30, 2001, we owned and operated 865 industrial buildings and eight retail centers, totaling approximately 78.8 million rentable square feet, located in 26 markets nationwide. As of June 30, 2001, our industrial and retail properties were 95.9% and 93.0% leased, respectively. As of June 30, 2001, through our subsidiary, AMB Investment Management, we also managed industrial buildings and retail centers, totaling approximately 4.4 million rentable square feet on behalf of various institutional investors. In addition, we have invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

      As of June 30, 2001, we had two retail centers and four industrial buildings, which were held for divestiture. In addition, during the quarter, we disposed of seven industrial buildings, aggregating approximately 1.3 million rentable square feet, for an aggregate price of $61.6 million. Year to date, we have disposed of 13 industrial buildings, aggregating approximately 1.9 million rentable square feet, for an aggregate price of $93.1 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

      Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. We refer to AMB Property, L.P. as the operating partnership. As of June 30, 2001, we owned an approximate 94.2% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

      Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of June 30, 2001, we had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      The operating partnership is the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with one of our other affiliates, owns, as of June 30, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million.

      On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees’ Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. The operating partnership is the managing general partner of AMB Partners II, L.P. and owns, as of June 30, 2001, 50% of AMB Partners II, L.P.

      On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private REIT, distribution facilities nationwide. As of June 30, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million. The operating partnership is the managing general partner of AMB-SGP, L.P. and owns, as of June 30, 2001, 50.3% of AMB-SGP, L.P.

      On June 28, 2001, we formed AMB Institutional Alliance Fund II, L.P. The operating partnership is the managing general partner and owns, as of June 30, 2001, approximately 20.6% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between us and AMB Institutional Alliance REIT II, Inc., a limited partner of the Alliance Fund II, which includes 10 institutional investors as stockholders. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of June 30, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $159.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $400.0 million.

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

Acquisition and Development Activity

      During the quarter, we invested $71.9 million in operating properties, consisting of 12 industrial buildings aggregating approximately 1.0 million square feet, including the investment of $42.3 million in operating properties, consisting of six industrial buildings, aggregating approximately 0.6 million square feet, for three of our co-investment joint ventures. Year to date, we have invested $165.3 million in operating properties, consisting of 26 industrial buildings aggregating approximately 2.8 million square feet, including the investment of $84.8 million in operating properties, consisting of 14 industrial buildings, aggregating approximately 1.6 million square feet, for three of our co-investment joint ventures.

      During the second quarter of 2001, we also contributed $111.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of our co-investment joint ventures. Year to date, we have contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. Year to date, we have recognized gains of $15.8 million on the contributions.

      We also completed two development projects during the second quarter, which aggregated approximately 0.7 million square feet and had a total cost of $42.3 million. We also initiated one new development project during the first quarter, which will aggregate approximately 0.1 million square feet and has a total estimated cost of $4.9 million upon completion. As of June 30, 2001, we had 17 industrial projects, which will total approximately 4.5 million square feet and have a total estimated investment of $254.2 million upon completion, in our development pipeline. We also had three retail projects, which will total approximately 0.5 million square feet and have a total estimated investment of $68.6 million upon completion, in our development pipeline. As of June 30, 2001, we and our Development Alliance Partners have funded an aggregate of $210.1 million and will need to fund an estimated additional $112.7 million in order to complete projects currently under construction.

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

Growth Strategies

  AMB Investment Management

      AMB Investment Management, Inc. provides real estate investment management services on a fee basis to clients and co-investment partners. As of May 31, 2001, the operating partnership holds all of the outstanding capital stock of AMB Investment Management. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner. We intend to expand this business through our co-investment program.

      We co-invest with clients of AMB Investment Management, Inc., to the extent such clients newly commit investment capital, through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each client whereby we will own at least a 20% interest in all ventures. We currently have five co-investment joint ventures. In general, we control all significant operating and investment decisions of our co-investment entities.

  Headlands Realty Corporation

      Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as our Customer Assist Program and, to a limited extent, development projects available for sale to third parties. As of May 31, 2001, the operating partnership holds all of the outstanding capital stock of Headlands Realty Corporation.

  Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space, by maintaining a high occupancy rate of our properties and by controlling expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of June 30, 2001, our industrial properties and retail centers were 95.9% leased and 93.0% leased, respectively. Year to date, we have increased average industrial base rental rates (on a cash basis) by 29.2% from the expiring rent for that space, on leases entered into or renewed during such period, representing approximately 5.2 million rentable square feet. This amount excludes expense reimbursements, rental abatements, and percentage rents.

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

  Growth Through Development

      We believe that renovation and expansion of value-added properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development, or properties that are well located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

      The multidisciplinary backgrounds of our employees provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, transferring a significant amount of the development risk to them and eliminating the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner’s interest in the joint venture.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally 90% leased). We refer to these properties as the same store properties. For the comparison between the three and six months ended June 30, 2001 and 2000, the same store industrial properties consisted of properties aggregating approximately 61.4 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during the six months of 2001 consisted of 26 buildings, aggregating 2.8 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during the first six months of 2001 consisted of 13 industrial buildings, aggregating approximately 1.9 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from their historical rates.

      Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000 (dollars in millions):

Rental Revenues	2001	2000	$ Change	% Change

Same store	$102.0	$94.7	$7.3	7.7%

2000 acquisitions	26.5	5.2	21.3	409.6%

2001 acquisitions	3.5	—	3.5	—

Developments	1.9	0.4	1.5	375.0%

Divestitures	3.5	8.1	(4.6)	(56.8)%

Straight-line rents	2.1	2.2	(0.1)	(4.5)%

Total	$139.5	$110.6	$28.9	26.1%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower occupancy. During the three months ended June 30, 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 49.4% on 1.9 million square feet leased.

Investment Management and Other Income	2001	2000	$ Change	% Change

Equity in earnings of unconsolidated JVs	$1.3	$1.3	$0.0	0.0%

Investment management income	1.5	0.7	0.8	114.3%

Interest and other income	3.7	0.9	2.8	311.1%

Total	$6.5	$2.9	$3.6	124.1%

      The $0.8 million increase in investment management income was due primarily to increased acquisition fees. The $2.8 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from our construction loan to one of our unconsolidated joint ventures. Interest income also increased resulting from increased cash balances and bridge loans to our joint ventures.

Property Operating Expenses and Real Estate Taxes	2001	2000	$ Change	% Change

(Exclusive of depreciation and amortization)

Rental expenses	$16.7	$11.6	$5.1	43.4%

Real estate taxes	16.9	13.5	3.4	25.2%

Property operating expenses	$33.6	$25.1	$8.5	33.4%

Same store	$23.7	$21.4	$2.3	10.7%

2000 acquisitions	7.7	1.5	6.2	413.3%

2001 acquisitions	0.8	—	0.8	—

Developments	0.8	—	0.8	—

Divestitures	0.6	2.2	(1.6)	(72.7)%

Total	$33.6	$25.1	$8.5	33.4%

      The increase in same store properties’ operating expenses primarily relates to increases in common area maintenance expenses of $0.7 million and real estate taxes of $1.2 million.

Other Expenses	2001	2000	$ Change	% Change

Interest, including amortization	$30.2	$20.0	$10.2	51.0%

Depreciation and amortization	27.3	22.6	4.7	20.8%

General and administrative	9.2	6.0	3.2	53.3%

Total	$66.7	$48.6	$18.1	37.2%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances. The increase in depreciation expense was due to increases in our investments in real estate. The increase in general and administrative expenses was primarily due to increased personnel costs, occupancy costs, and timing differences. In addition, the consolidation of AMB Investment Management, Inc. and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses.

      The $16.1 million loss on investments in other companies during the quarter related to our investments in technology-based companies. The loss reflects a 100% of the value of the investments.

      During the three months ended June 30, 2001, we retired $8.6 million of secured debt prior to maturity in connection with property divestitures. We recognized an extraordinary loss of $0.4 million related to prepayment penalties.

      Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000 (dollars in millions):

Rental Revenues	2001	2000	$ Change	% Change

Same store	$203.1	$188.4	$14.7	7.8%

2000 acquisitions	51.8	8.0	43.8	547.5%

2001 acquisitions	5.1	—	5.1	—

Developments	3.3	0.6	2.7	450.0%

Divestitures	8.5	16.6	(8.1)	(48.8)%

Straight-line rents	3.5	5.3	(1.8)	(34.0)%

Total	$275.3	$218.9	$56.4	25.7%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower occupancy. During the six months ended June 30, 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 33.8% on 4.2 million square feet leased.

Investment Management and Other Income	2001	2000	$ Change	% Change

Equity in earnings of unconsolidated JVs	$2.7	$2.6	$0.1	3.9%

Investment management income	4.0	1.0	3.0	300.0%

Interest and other income	8.8	1.4	7.4	528.6%

Total	$15.5	$5.0	$10.5	210.0%

      The $3.0 million increase in investment management income was due primarily to increased acquisition fees. The $7.4 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from our construction loan to one of our unconsolidated joint ventures.

Property Operating Expenses and Real Estate Taxes	2001	2000	$ Change	% Change

(Exclusive of depreciation and amortization)

Rental expenses	$33.1	$23.1	$10.0	43.3%

Real estate taxes	33.5	27.0	6.5	24.1%

Property operating expenses	$66.6	$50.1	$16.5	32.9%

Same store	$47.2	$43.3	$3.9	9.0%

2000 acquisitions	16.0	2.5	13.5	540.0%

2001 acquisitions	1.0	—	1.0	—

Developments	1.0	—	1.0	—

Divestitures	1.4	4.3	(2.9)	(67.4)%

Total	$66.6	$50.1	$16.5	32.9%

      The increase in same store properties’ operating expenses primarily relates to increases in common area maintenance expenses of $1.7 million and real estate taxes of $1.8 million.

Other Expenses	2001	2000	$ Change	% Change

Interest, including amortization	$61.8	$40.3	$21.5	53.4%

Depreciation and amortization	54.2	41.8	12.4	29.7%

General and administrative	17.4	11.3	6.1	54.0%

Total	$133.4	$93.4	$40.0	42.8%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and to an increase in secured debt balances. The increase in depreciation expense was due to increases in our investments in real estate. The increase in general and administrative expenses was primarily due to increased personnel costs, occupancy costs, and timing differences. In addition, the consolidation of AMB Investment Management, Inc. and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses.

      The $20.8 million loss on investments in other companies during the quarter related to our investment in Webvan Group, Inc. and other technology-based companies. The loss reflects a 100% of the value of the investments.

      During the six months ended June 30, 2001, we retired $8.6 million of secured debt prior to maturity in connection with property divestitures. We recognized an extraordinary loss of $0.4 million related to prepayment penalties.

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

Capital Resources

      Property Divestitures. In the second quarter, we divested ourselves of seven industrial buildings for an aggregate price of $61.6 million, with a resulting net gain of $18.4 million, including extraordinary losses related to prepayment penalties. Year to date, we have divested ourselves of 13 industrial buildings for an aggregate price of $93.1 million, with a resulting net gain of $18.3 million.

      Properties Held for Divestiture. We have decided to divest ourselves of four industrial buildings and two retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2001, the net carrying value of the properties held for divestiture was $96.2 million.

      Co-investment Program. During the quarter, we contributed $111.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of our co-investment joint ventures. Year to date, we have contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures.

      On June 28, 2001, we formed AMB Alliance Fund II to acquire, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Alliance Fund II had received equity commitments from investors of $159.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $400.0 million. We are the managing general partner of AMB Alliance Fund II and own, as of June 30, 2001, 20.6% of the co-investment joint venture.

      On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees’ Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of June 30, 2001, AMB Partners II had received an equity contribution from City and County of $50.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $250.0 million. We are the managing general partner of Partners II and own, as of June 30, 2001, 50% of the co-investment joint venture.

      On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private REIT, distribution facilities nationwide. As of June 30, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and own, as of June 30, 2001, 50.25% of the co-investment joint venture.

      Credit Facilities. In May 2000, the operating partnership entered into a $500.0 million unsecured revolving credit agreement. We guarantee the operating partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee. The operating partnership has the ability to increase available borrowings up to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points. As of June 30, 2001, there was no outstanding balance on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At June 30, 2001, the remaining amount available under our unsecured credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

      In June 2001, AMB Alliance Fund II obtained a $125.0 million brige loan from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points, which includes the fee. As of June 30, 2001, the outstanding balance was $98.1 million and the remaining amount available was $26.9 million. It is currently anticipated that the bridge loan will be replaced with a credit faciliity during the third quarter.

      Equity. In March 2001, AMB Property II, L.P., one of our subsidiaries, issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II, L.P. on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series I Preferred Stock. AMB Property II, L.P. used the net proceeds of $24.9 million to repay advances from the operating partnership and to make a loan to the operating partnership. The operating partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

      During the second quarter of 2001, no limited partnership units of the operating partnership were redeemed. During the first quarter of 2001, we redeemed 598,297 limited partnership units of the operating partnership for shares of our common stock.

      Our board of directors has approved a stock repurchase program for the repurchase of up to $100.0 million worth of our common stock. During the second quarter, we repurchased 25,000 shares of our common stock at a purchase price of $22.80 per share under the program. Our stock repurchase program expires in December 2001.

      Debt. As of June 30, 2001, the aggregate principal amount of our secured debt was $1.0 billion, excluding unamortized debt premiums of $8.8 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 8.1%) and final maturity dates ranging from November 2001 to June 2023. All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $31.9 million as of June 30, 2001, which bear interest at variable rates (with a weighted average interest rate of 5.5% at June 30, 2001).

      In August 2000, the operating partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of June 30, 2001, the operating partnership had issued $355.0 million of medium-term notes under this program, leaving $45.0 million available for issuance. In January 2001, the operating partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. We have guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The operating partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties. In March 2001, the operating partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. We have guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The operating partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and for the acquisition and development of additional properties.

      Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. We carry an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The mortgage note matures in September 2001 and has a one-year extension option. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2001, the outstanding balance on the note was $13.3 million.

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

      The tables below summarize our debt maturities and capitalization as of June 30, 2001 (dollars in thousands):

Debt

	Our	Joint	Unsecured	Unsecured
	Secured	Venture	Senior Debt	Credit	Total
	Debt(1)	Debt	Securities	Facilities(2)	Debt

2001	$6,368	$33,875	$—	$98,100	$138,343

2002	29,163	50,291	—	—	79,454

2003	72,653	10,475	—	—	83,128

2004	71,122	24,448	—	—	95,570

2005	64,266	34,093	250,000	—	348,359

2006	106,183	37,216	25,000	—	168,399

2007	32,181	24,157	55,000	—	111,338

2008	33,604	143,669	175,000	—	352,273

2009	5,176	28,482	—	—	33,658

2010	52,780	67,779	75,000	—	195,559

2011	1,311	93,161	50,000	—	144,472

Thereafter	3,307	23,694	125,000	—	152,001

Subtotal	478,114	571,340	755,000	98,100	1,902,554

Unamortized premiums	8,793	—	—	—	8,793

Total consolidated debt	486,907	571,340	755,000	98,100	1,911,347

Our share of unconsolidated joint venture debt(3)	—	32,383	—	—	32,383

Total debt	486,907	603,723	755,000	98,100	1,943,730

Joint venture partners’ share of consolidated joint venture debt	—	(290,001)	—	(77,892)	(367,893)

Our share of total debt	$486,907	$313,722	$755,000	$20,208	$1,575,837

Weighed average interest rate	8.1%	7.4%	7.3%	4.7%	7.4%

Weighed average maturity (in years)	5.2	7.4	8.0	0.4	6.7

(1)	All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $31.9 million as of June 30, 2001, which bear interest at variable rates (with a weighted average interest rate of 5.5% at June 30, 2001).

(2)	The 2001 maturity represents a short-term credit facility obtained by the Alliance Fund II, which will repay the facility with capital contributions and secured debt proceeds. AMB also has a $500.0 million credit facility, which matures in 2003.

(3)	The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.4% and 3.8 years, respectively.

Market Equity

	Shares/Units
Security	Outstanding	Market Price	Market Value

Common stock	84,994,367	$25.76	$2,189,455

Common limited partnership units	5,229,620	25.76	134,715

Total	90,223,987		$2,324,170

Preferred Stock and Units

	Dividend	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred stock	8.50%	$100,000	July 2003

Series B preferred units	8.63%	65,000	November 2003

Series C preferred units	8.75%	110,000	November 2003

Series D preferred units	7.75%	79,767	May 2004

Series E preferred units	7.75%	11,022	August 2004

Series F preferred units	7.95%	19,872	March 2005

Series G preferred units	7.95%	1,000	August 2005

Series H preferred units	8.13%	42,000	September 2005

Series I preferred units	8.00%	25,500	March 2006

Weighted Average/ Total	8.34%	$454,161

Capitalization Ratios

Total debt-to-total market capitalization	41.2%

Our share of total debt-to-total market capitalization	36.2%

Total debt plus preferred-to-total market capitalization	50.8%

Our share of total debt plus preferred-to-total market capitalization	46.6%

Our share of total debt-to-total book capitalization	42.5%

   Liquidity

      As of June 30, 2001, we had approximately $176.6 million in cash, restricted cash, and cash equivalents, and $500.0 million of additional available borrowings under our credit facility. We intend to use: 1) cash from operations; 2) borrowings under our credit facility; 3) other forms of secured and unsecured financing; 4) proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); 5) proceeds from divestitures of properties; and 6) private capital to fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements.

      Our board of directors declared a regular cash dividend for the quarter ending June 30, 2001, of $0.395 per share of common stock and the operating partnership declared a regular cash distribution for the quarter ending June 30, 2001, of $0.395 per common unit. The dividends and distributions were payable on July 16, 2001, to stockholders and unitholders of record on July 5, 2001. The Series A, B, C, E, F, and G preferred stock and unit dividends and distributions were also payable on July 16, 2001, to stockholders and unitholders of record on July 5, 2001. The Series D, H, and I preferred unit distributions were payable on July 25, 2001, to unitholders of record on July 5, 2001. The following table sets forth the dividend payments and distributions:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,

Security	Paying Entity	2001	2000	2001	2000

Common stock	AMB Property Corporation	$0.395	$0.370	$0.790	$0.740

Operating partnership units	Operating Partnership	$0.395	$0.370	$0.790	$0.740

Series A preferred stock	AMB Property Corporation	$0.531	$0.531	$1.063	$1.063

Series A preferred units	Operating Partnership	$0.531	$0.531	$1.063	$1.063

Series B preferred units	Operating Partnership	$1.078	$1.078	$2.156	$2.156

Series C preferred units	AMB Property II, L.P.	$1.094	$1.094	$2.188	$2.188

Series D preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938

Series E preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938

Series F preferred units	AMB Property II, L.P.	$0.994	$0.994	$1.103	$1.103

Series G preferred units	AMB Property II, L.P.	$0.994	n/a	$1.103	n/a

Series H preferred units	AMB Property II, L.P.	$1.016	n/a	$2.032	n/a

Series I preferred units	AMB Property II, L.P.	$1.000	n/a	$1.044	n/a

      The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

   Capital Commitments

      In addition to recurring capital expenditures and costs to renew or re-tenant space, as of June 30, 2001, we are developing 20 projects representing a total estimated investment of $322.8 million upon completion. Of this total, $210.1 million had been funded as of June 30, 2001, and approximately $112.7 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, and net proceeds from property divestitures. We have no other material capital commitments.

      Year to date, we have invested $165.3 million in 26 operating industrial buildings, aggregating approximately 2.8 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

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

      FFO is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary items plus real estate depreciation and adjustment to derive our pro rata share of FFO of unconsolidated joint ventures, less minority interest’ pro rata share of FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with the NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

      The following table reflects the calculation of funds from operations (dollars in thousands, except share and per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Income from operations	$29,553	$39,774	$70,223	$80,239

Real estate related depreciation and amortization:

Total depreciation and amortization	27,323	22,631	54,177	41,823

FF & E depreciation and ground lease amortization(1)	(492)	(231)	(973)	(634)

FFO attributable to minority interests(2):

Separate account co-investors	(1,390)	(1,283)	(2,779)	(2,547)

Alliance Fund I	(4,769)	(478)	(8,815)	(1,234)

Other joint venture partners	(2,380)	(920)	(4,132)	(1,526)

Adjustments to derive FFO in unconsolidated joint venture(3):

Our share of net income	(1,255)	(1,317)	(2,729)	(2,559)

Our share of FFO	2,133	1,811	4,253	3,547

Preferred stock dividends	(2,125)	(2,125)	(4,250)	(4,250)

Preferred unit distributions	(7,345)	(5,962)	(14,203)	(11,572)

Funds from operations(1)	$39,253	$51,900	$90,772	$101,287

(1)	Ground lease amortization represents the amortization of the Company’s investments in ground lease properties, for which the Company does not have a purchase options.

(2)	Represents FFO attributable to minority interest in consolidated joint ventures whose interests are not exchangeable into common stock. The minority interest’s share of NOI for the quarters ended June 30, 2001 and 2000, was $16.3 million and $5.3 million, respectively, and for the six months ended June 30, 2001 and 2000, was $26.2 million and $10.1 million, respectively.

(3)	AMB’s share of NOI for the quarters ended June 30, 2001 and 2000, was $2.3 million and $2.1 million, respectively, and for the six months ended June 30, 2001 and 2000, was $5.1 million and $4.1 million, respectively.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the period ended June 30, 2001 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Square feet owned(1)	77,317,388	77,317,388

Occupancy percentage	95.9%	95.9%

Weighted average lease terms:

Original	6.3 years	6.3 years

Remaining	3.3 years	3.3 years

Tenant retention	72.6%	67.7%

SF expired	3,381,619	7,159,089

Rent increases on renewals and rollovers	38.5%	29.2%

SF leased	2,653,379	5,239,174

Second generation tenant improvements and leasing commissions per sq. ft.(2):

Renewals	$1.12	$0.93

Re-tenanted	4.09	3.18

Weighted average	$2.28	$1.93

Recurring capital expenditures(3)

Tenant improvements	$2,123	$4,039

Lease commissions	3,959	7,283

Building improvements	3,454	5,552

Sub-total	9,536	16,874

JV Partner’s share of capital expenditures	(812)	(1,675)

Total	$8,724	$15,199

(1)	In addition to owned square feet as of June 30, 2001, we managed, through our subsidiary, AMB Investment Management, approximately 3.7 million, 0.6 million, and 0.1 million additional square feet of industrial, retail and other properties, respectively. We also have an investment in approximately 4.9 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(2)	Consists of all second-generation leases renewing or re-tenanting with lease terms greater than one year.

(3)	Includes second generation leasing costs and building improvements.

      The following table summarizes key operating and leasing statistics for all of our retail properties as of and for the three and six month periods ended June 30, 2001 (dollars in thousands):

Retail

Square feet owned(1)	1,479,481

Occupancy percentage	93.0%

Weighted average lease terms:

Original	14.1 years

Remaining	9.5 years

Tenant retention:

Quarter	31.2%

Year-to-Date	11.6%

Square Feet Retained:

Quarter	2,835

Year-to-Date	6,671

Rent increases on renewals and rollovers:

Quarter	10.0%

Year-to-Date	26.7%

Square feet leased:

Quarter	6,308

Year-to-Date	78,631

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six month periods ending June 30, 2001:

	Three
	Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Square feet in same store pool(1)	61,362,745	61,362,745

% of total square feet	79.4%	79.4%
Occupancy percentage at period end

June 30, 2001.	96.4%	96.4%

June 30, 2000.	97.6%	97.6%

Tenant retention	71.2%	65.3%

SF expired	2,522,257	5,567,235

Rent increases on lease commencements	49.4%	33.8%

SF leased	1,857,650	4,216,731

Cash basis NOI growth % increase:

Revenues	7.7%	7.9%

Expenses	10.8%	9.1%

Net operating income	6.8%	7.6%

(1)	Consists of industrial buildings and retail centers owned prior to January 1, 2000, and excludes development properties prior to stabilization.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk includes: 1) the rising interest rates in connection with our unsecured credit facility and other variable rate borrowings; and 2) our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

PART II

Item 1.   Legal Proceedings

      As of June 30, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.   Changes in Securities and Use of Proceeds

      In May 2001, we repurchased 25,000 shares of our common stock. The repurchase of shares of the Company’s common stock was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Stockholders on May 17, 2001. The stockholders voted to elect nine directors, who are listed below, to our Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

      The stockholders’ votes with respect to the election of directors were as follows:

	Votes

		Against or	Votes	Broker
	For	Withheld	Abstained	Non-Votes

Hamid R. Moghadam	64,700,687	3,038,499	—	—

T. Robert Burke	64,686,407	3,052,779	—	—

W. Blake Baird	64,700,687	3,038,499	—	—

Daniel H. Case, III	61,215,584	6,523,602	—	—

David A. Cole	64,700,307	3,038,879	—	—

Lynn M. Sedway	59,805,684	7,933,502	—	—

Jeffrey L. Skelton, Ph.D	64,701,507	3,037,379	—	—

Thomas W. Tusher	61,097,773	6,641,413	—	—

Caryl B. Welborn, Esq.	64,701,627	3,037,559	—	—

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

  We May Be Unable to Renew Leases or Relet Space as Leases Expire

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 8.7% of our industrial properties (based on annualized base rent) as of June 30, 2001, will expire on or prior to December 31, 2001. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

  A Significant Number of Our Properties are Located in California

      Our industrial properties located in California as of June 30, 2001, represented approximately 25.5% of the aggregate square footage of our industrial properties as of June 30, 2001, and 32.9% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at June 30, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity.

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

Some Potential Losses are not Covered by Insurance

      We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we will generally be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations. Any such liability could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of June 30, 2001, 255 industrial buildings aggregating approximately 19.7 million square feet (representing 25.5% of our properties based on aggregate square footage and 32.9% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. The operating partnership owns 100% of the capital stock of AMB Investment Management. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies, and Partnerships

      As of June 30, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of June 30, 2001, we owned approximately 27.2 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so with clients of AMB Investment Management and certain Development Alliance Partners, who share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture); (2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; (3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s, or partner’s interest or “buy-sell” or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

We May be Unable to Complete Renovation and Development on Advantageous Terms

      The real estate development business, including the renovation and rehabilitation of existing properties, involves significant risks. These risks include the following: (1) we may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow; (2) we may not be able to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations; (3) new or renovated properties may perform below anticipated levels, producing cash flow below budgeted amounts; (4) substantial renovation as well as new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management’s time and attention that could divert management’s time from our day-to-day operations; and (5) activities that we finance through construction loans involve the risk that, upon completion of construction, we may not be able to obtain permanent financing or we may not be able to obtain permanent financing on advantageous terms.

      These risks could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

We May be Unable to Complete Divestitures on Advantageous Terms

      We intend to dispose of properties from time to time that do not conform with our current investment strategy or that we have otherwise determined should be divested, including, as of June 30, 2001, three industrial buildings and two retail centers, which are held for divestiture. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

   Scheduled Debt Payments Could Adversely Affect Our Financial Condition

      We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to pay dividends to our stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of June 30, 2001, we had total debt outstanding of approximately $1.9 billion.

      In addition, we guarantee the operating partnership’s obligations with respect to the senior debt securities referenced in our financial statements. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay dividends to our stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

  Rising Interest Rates Could Adversely Affect Our Cash Flow

      As of June 30, 2001, we had approximately $98.1 million outstanding under our unsecured credit facility and we had two secured loans with an aggregate principal amount of $31.9 million, which bear interest at variable rates (with weighted average interest rate of 5.5% at June 30, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, we may in the future engage in transactions to limit our exposure to rising interest rates.

  We Are Dependent on External Sources of Capital

      In order to qualify as a real estate investment trust under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: 1) general market conditions; 2) the market’s perception of our growth potential; 3) our current and potential future earnings and cash distributions; and 4) the market price of our capital stock. Additional debt financing may substantially increase our leverage.

  We Could Default on Cross-Collateralized and Cross-Defaulted Debt

      As of June 30, 2001, we had 19 non-recourse secured loans, which are cross collateralized by 30 properties. As of June 30, 2001, we had $356.0 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we will be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, our credit facility and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facility and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Contingent or Unknown Liabilities Could Adversely Affect Our Financial Condition

      Our predecessors have been in existence for varying lengths of time up to 18 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore have not disclosed in this report. We assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership’s limited partnership units or shares of our common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against our predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following: (1) liabilities for clean-up or remediation of undisclosed environmental conditions; (2) claims of customers, vendors, or other persons dealing with our predecessors prior to the formation transactions that had not been asserted prior to the formation transactions; (3) accrued but unpaid liabilities incurred in the ordinary course of business; (4) tax liabilities; and (5) claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

      Certain customers may claim that the formation transactions gave rise to a right to purchase the premises that they occupy. We do not believe any such claims would be material and, to date, no such claims have been filed. See “— Government Regulations — We Could Encounter Costly Environmental Problems” below regarding the possibility of undisclosed environmental conditions potentially affecting the value of our properties. Undisclosed material liabilities in connection with the acquisition of properties, entities and interests in properties, or entities could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Conflicts of Interest

  Some of Our Executive Officers are Involved in Other Real Estate Activities and Investments

      Some of our executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, L.P., a residential housing finance company, and ownership of AMB Development, Inc. and AMB Development, L.P., developers that own property not suitable for ownership by us. AMB Development, Inc. and AMB Development, L.P. have agreed not to initiate any new development projects following our initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial properties other than those currently under development at the time of our initial public offering. AMB Development, Inc. and AMB Development, L.P. continue to use the name “AMB” pursuant to royalty-free license arrangements. The continued involvement in other real estate-related activities by some of our executive officers and directors could divert management’s attention from our day-to-day operations. Most of our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

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

Certain of Our Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

      As of June 30, 2001, AMB Development, L.P. owns interests in five retail development projects in the U.S., three of which are single freestanding Walgreens drugstores and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of our executive officers individually own: (1) less than 1% interests in the stocks of certain publicly-traded real estate investment trusts; (2) certain interests in and rights to developed and undeveloped real property located outside the United States; and (3) certain other de minimus holdings in equity securities of real estate companies.

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

      We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, the continued involvement by our executive officers and directors in these properties could divert management’s attention from our day-to-day operations. Our policy prohibits us from acquiring any properties from our executive officers or their affiliates without the approval of the disinterested members of our board of directors with respect to that transaction.

  Our Role as General Partner of the Operating Partnership May Conflict with the Interests of Stockholders

      As the general partner of the operating partnership, we have fiduciary obligations to the operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. In addition, those persons holding limited partnership units will have the right to vote as a class on certain amendments to the partnership agreement of the operating partnership and individually to approve certain amendments that would adversely affect their rights. The limited partners may exercise these voting rights in a manner that conflicts with the interests of our stockholders. In addition, under the terms of the operating partnership’s partnership agreement, holders of limited partnership units will have certain approval rights with respect to certain transactions that affect all stockholders but which they may not exercise in a manner that reflects the interests of all stockholders.

Our Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of All Stockholders

      As of July 31, 2001, our two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and European Investors Inc. (with respect to various client accounts for which European Investors Inc. serves as investment advisor) beneficially owned approximately 13.4% of our outstanding common stock. In addition, our executive officers and directors beneficially owned approximately 5.3% of our outstanding common stock as of July 31, 2001, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

Government Regulations

      Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

  Costs of Compliance with Americans with Disabilities Act

      Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act might require us to remove structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” If we fail to comply with the Americans with Disabilities Act, then we might be required to pay fines to the government or damages to private litigants. The impact of application of the Americans with Disabilities Act to our properties, including the extent and timing of required renovations, is uncertain. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, then our cash flow and the amounts available for dividends to our stockholders may be adversely affected.

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

  Our Financial Condition could be Adversely Affected if We Fail to Comply with Other Regulations

      Our properties are also subject to various federal, state, and local regulatory requirements such as state and local fire and life safety requirements. If we fail to comply with these requirements, then we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed, which could require significant unanticipated expenditures by us. Any such unanticipated expenditure could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

  We Pay Some Taxes

      Even if we qualify as a real estate investment trust, we will be required to pay certain state and local taxes on our income and property. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through AMB Investment Management and Headlands Realty Corporation. AMB Investment Management, Inc. and Headlands Realty Corporation, as taxable real estate investment subsidiaries, are also subject to tax on their income, reducing their cash available for distribution to us.

  Certain Property Transfers May Generate Prohibited Transaction Income

      From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100%

penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS successfully argued that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, any income from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualifications as a real estate investment trust for federal income tax purposes.

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

Ownership of Our Stock

Limitations in Our Charter and Bylaws Could Prevent a Change in Control

      Certain provisions of our charter and bylaws may delay, defer, or prevent a change in control or other transaction that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain our qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, our common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year (or a proportionate part of a short tax year). In addition, if we, or an owner of 10% or more of our stock, actually or constructively owns 10% or more of one of our tenants (or a tenant of any partnership in which we are a partner), then the rent received by us (either directly or through any such partnership) from that tenant will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To facilitate maintenance of our qualification as a real estate investment trust for federal income tax purposes, we will prohibit the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock and more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our Series A Preferred Stock, and we will also prohibit the ownership, actually or constructively, of any shares of our other preferred stock by any single person so that no such person, taking into account all of our stock so owned by such person, may own in excess of 9.8% of our issued and outstanding capital stock. We refer to this limitation as the “ownership limit.” Shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. Any person who acquires shares in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring, or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction.

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

      Our charter and bylaws and Maryland law also contain other provisions that may delay, defer, or prevent a transaction, including a change in control, that might involve payment of a premium price for the common stock or otherwise be in the best interests of our stockholders. Those provisions include the following: (1) the provision in the charter that directors may be removed only for cause and only upon a two-thirds vote of stockholders, together with bylaw provisions authorizing the board of directors to fill vacant directorships; (2) the provision in the charter requiring a two-thirds vote of stockholders for any amendment of the charter; (3) the requirement in the bylaws that the request of the holders of 50% or more of our common stock is necessary for stockholders to call a special meeting; (4) the requirement of Maryland law that stockholders may only take action by written consent with the unanimous approval of all stockholders entitled to vote on the matter in question; and (5) the requirement in the bylaws of advance notice by stockholders for the nomination of directors or proposal of business to be considered at a meeting of stockholders.

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

If We Issue Additional Securities, then the Investment of Existing Stockholders Will Be Diluted

      We have authority to issue shares of common stock or other equity or debt securities in exchange for property or otherwise. Similarly, we may cause the operating partnership to issue additional limited partnership units in exchange for property or otherwise. Existing stockholders will have no preemptive right to acquire any additional securities issued by us or the operating partnership and any issuance of additional equity securities could result in dilution of an existing stockholder’s investment.

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

      All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at our option, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 5,229,620 common limited partnership units as of June 30, 2001. As of June 30, 2001, we had reserved 8,537,368 shares of common stock for issuance under our Stock Option and Incentive Plan (not including shares that we have already issued) and, as of June 30, 2001, we had granted to certain directors, officers and employees options to purchase 7,492,717 shares of common stock (excluding forfeitures and 178,521 shares that we have issued pursuant to the exercise of options). As of June 30, 2001, we had granted 543,031 restricted shares of common stock, 1,931 of which have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed a registration statement with respect to the shares of common stock issuable under our Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership’s limited partnership units.

      Future sales of the shares of common stock described above could adversely affect the market price of our common stock. The existence of the operating partnership’s limited partnership units, options, and shares of common stock reserved for issuance upon exchange of limited partnership units, and the exercise of options and registration rights referred to above, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

   Various Market Conditions Affect the Price of Our Stock

      As with other publicly-traded equity securities, the market price of our stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our stock are the following: (1) the extent of investor interest in us; (2) the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies); (3) our financial performance; and (4) general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends. Such an increase in the required yield from dividends may adversely affect the market price of our stock.

      Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of our stock.

   Earnings and Cash Dividends, Asset Value, and Market Interest Rates Affect the Price of Our Stock

      The market value of the equity securities of a real estate investment trust generally is based primarily upon the market’s perception of the real estate investment trust’s growth potential and its current and potential future earnings and cash dividends. It is based secondarily upon the real estate market value of the underlying assets. For that reason, shares of our stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market’s expectation with regard to future earnings and cash dividends likely would adversely affect the market price of our stock. Another factor that may influence the price of our stock will be the distribution yield on the stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates might lead prospective purchasers of our stock to expect a higher distribution yield, which would adversely affect the market price of the stock. If the market price of our stock declines significantly, then we might breach certain covenants with respect to debt obligations, which might adversely affect our liquidity and ability to make future acquisitions and our ability to pay dividends to our stockholders.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

      None

(b)  Reports on Form 8-K:

•	The Registrant filed a Current Report on Form 8-K on April 5, 2001, in connection with the formation of joint ventures with the City and County of San Francisco Employees’ Retirement System and with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

•	The Registrant filed a Current Report on Form 8-K on April 11, 2001, in connection with its first quarter 2001 earnings release.

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

Date:  August 13, 2001