Form 10-Q
period 2001-09-30
AMB PROPERTY CORP
filed 2001-11-13
CIK 1045609

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545

AMB Property Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	94-3281941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 394-9000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐.

      As of November 2, 2001, there were 83,705,442 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.    Financial Statements

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000
(Unaudited, dollars in thousands, except share amounts)

	September 30,	December 31,
	2001	2000

ASSETS
Investments in real estate:
Land	$988,699	$833,325
Buildings and improvements	3,226,073	2,915,537
Construction in progress	219,075	277,735

Total investments in properties	4,433,847	4,026,597
Accumulated depreciation and amortization	(239,144)	(177,467)

Net investments in properties	4,194,703	3,849,130
Investments in unconsolidated joint ventures	85,707	80,432
Properties held for divestiture, net	106,054	197,146

Net investments in real estate	4,386,464	4,126,708
Cash and cash equivalents	243,427	20,358
Restricted cash	13,445	22,364
Mortgages receivable	92,232	115,969
Accounts receivable, net	68,811	69,874
Investments in affiliated companies	—	35,731
Investments in other companies	—	15,965
Other assets	27,245	18,657

Total assets	$4,831,624	$4,425,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,102,801	$940,276
Unsecured senior debt securities	780,000	680,000
Alliance Fund II credit facility	125,000	—
Unsecured credit facility	—	216,000

Total debt	2,007,801	1,836,276
Dividends payable	42,905	6,775
Other liabilities	154,472	140,267

Total liabilities	2,205,178	1,983,318
Commitments and contingencies (note 12)
Minority interests	859,058	674,378
Stockholders’ equity:
Series A preferred stock, cumulative, redeemable, $0.01 par value, 100,000,000 shares authorized, 4,000,000 shares issued and outstanding, $100,000 liquidation preference	96,100	96,100
Common stock, $0.01 par value, 500,000,000 shares authorized, 84,164,842 and 84,138,751 issued and outstanding	841	841
Additional paid-in capital	1,635,202	1,638,655
Retained earnings	35,245	36,066
Accumulated other comprehensive income	—	(3,732)

Total stockholders’ equity	1,767,388	1,767,930

Total liabilities and stockholders’ equity	$4,831,624	$4,425,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2001 and 2000
(Unaudited, dollars in thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

REVENUES
Rental revenues	$146,089	$118,493	$421,425	$337,356
Equity in earnings of unconsolidated joint ventures	1,636	1,447	4,365	4,006
Investment management income	2,340	940	8,022	2,160
Interest and other income	5,392	491	12,505	1,651

Total revenues	155,457	121,371	446,317	345,173
OPERATING EXPENSES
Property operating expenses	17,970	13,400	51,016	36,463
Real estate taxes	17,379	13,994	50,893	40,992
Interest, including amortization	32,996	22,562	94,754	62,906
Depreciation and amortization	38,961	23,312	93,138	65,135
General and administrative	8,796	5,987	26,180	17,322
Loss on investments in other companies	—	—	20,758	—

Total operating expenses	116,102	79,255	336,739	222,818

Income from operations before minority interests	39,355	42,116	109,578	122,355
Minority interests:
Preferred units	(7,423)	(6,206)	(21,626)	(17,778)
Minority interests	(10,556)	(6,879)	(26,324)	(14,899)

Minority interests’ share of net income	(17,979)	(13,085)	(47,950)	(32,677)

Net income before gains and extraordinary items	21,376	29,031	61,628	89,678
Gain from development held for sale	1,341	—	1,341	—
Gain from divestitures of real estate, net of minority interests	8,773	5,815	43,332	6,220

Net income before extraordinary items	31,490	34,846	106,301	95,898
Extraordinary items	87	—	(351)	—

Net income	31,577	34,846	105,950	95,898
Series A preferred stock dividends	(2,125)	(2,125)	(6,375)	(6,375)

Net income available to common stockholders	$29,452	$32,721	$99,575	$89,523

BASIC INCOME PER COMMON SHARE
Before extraordinary items	$0.35	$0.39	$1.18	$1.07
Extraordinary items	—	—	—	—

Net income available to common stockholders	$0.35	$0.39	$1.18	$1.07

DILUTED INCOME PER COMMON SHARE
Before extraordinary items	$0.34	$0.39	$1.17	$1.06
Extraordinary items	—	—	—	—

Net income available to common stockholders	$0.34	$0.39	$1.17	$1.06

WEIGHTED AVERAGE COMMON SHARES
Basic	84,395,107	84,115,613	84,135,158	83,937,884

Diluted	85,644,840	84,725,109	85,097,692	84,237,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited, dollars in thousands)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,950	$95,898
Adjustments:
Depreciation and amortization	93,138	65,135
Loss on investments in other companies	20,758	—
Straight-line rents	(7,579)	(7,158)
Amortization of debt premiums and financing costs	342	(5,530)
Minority interests’ share of net income	47,950	32,677
Gain on divestitures of real estate	(44,673)	(6,220)
Extraordinary items	351	—
Equity in earnings of AMB Investment Management	43	2,162
Equity in earnings of unconsolidated joint ventures	(4,365)	(4,006)
Changes in other assets, net	25,827	(34,924)
Changes in other liabilities, net	14,205	23,612

Net cash provided by operating activities	251,948	161,646
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	8,919	57,838
Cash paid for property acquisitions	(283,449)	(331,346)
Additions to buildings, development costs, and other first generation Improvements	(143,272)	(155,787)
Additions to second generation building improvements and lease costs	(33,198)	(25,828)
Additions to interest in unconsolidated joint ventures	(4,965)	(10,562)
Distributions received from unconsolidated joint ventures	4,055	2,944
Net proceeds from divestitures of real estate	194,691	26,833

Net cash used in investing activities	(257,219)	(435,908)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,087	1,741
Retirement of common stock	(22,062)	—
Borrowings on unsecured credit facility	198,000	307,000
Borrowings on Alliance Fund I credit facility	—	25,000
Borrowings on Alliance Fund II credit facility	125,000	—
Borrowings on secured debt	232,723	57,646
Payments on unsecured credit facility	(414,000)	(157,000)
Payments on Alliance Fund I credit facility	—	(105,000)
Payments on secured debt	(67,869)	(14,599)
Payment of financing fees	(4,385)	(4,149)
Net proceeds from issuance of unsecured senior debt securities	99,406	54,808
Net proceeds from issuance of preferred units	63,781	61,533
Contributions from co-investment partners	134,090	129,699
Dividends paid to common and preferred stockholders	(73,525)	(68,427)
Distributions to minority interests, including preferred units	(44,906)	(28,498)

Net cash provided by financing activities	228,340	259,754

Net increase (decrease) in cash and cash equivalents	223,069	(14,508)
Cash and cash equivalents at beginning of period	20,358	33,312

Cash and cash equivalents at end of period	$243,427	$18,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$102,562	$66,005

Non-cash transactions:
Acquisitions of properties	$283,449	$407,889
Assumption of debt	—	(76,543)

Net cash paid	$283,449	$331,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2001
(Unaudited, dollars in thousands)

		Common Stock
						Accumulated
	Series A	Number		Additional		Other
	Preferred	of		Paid-in	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2000	$96,100	84,138,751	$841	$1,638,655	$36,066	$(3,732)	$1,767,930
Comprehensive income:
Net income	6,375	—	—	—	99,575	—
Reversal of unrealized loss on securities	—	—	—	—	—	3,732
Total comprehensive income							109,682
Issuance of restricted stock	—	238,260	2	5,859	—	—	5,861
Exercise of stock options	—	98,534	1	2,086	—	—	2,087
Conversion of Operating Partnership units	—	621,997	6	14,981	—	—	14,987
Retirement of common stock	—	(932,700)	(9)	(22,053)	—	—	(22,062)
Deferred compensation	—	—	—	(5,861)	—	—	(5,861)
Deferred compensation amortization	—	—	—	1,928	—	—	1,928
Reallocation of limited partners’ interests in the Operating Partnership	—	—	—	(393)	—	—	(393)
Dividends	(6,375)	—	—	—	(100,396)	—	(106,771)

Balance at September 30, 2001	$96,100	84,164,842	$841	$1,635,202	$35,245	$—	$1,767,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
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

      As of September 30, 2001, the Company owned an approximate 94.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of September 30, 2001, the Company had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Investment Management, Inc., a Maryland corporation (“AMB Investment Management”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Company’s CustomerAssist Program and development projects available for sale to third parties. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method. The impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material.

      As of September 30, 2001, the Company owned 876 industrial buildings and seven retail centers, located in 26 markets throughout the United States. The Company’s strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of September 30, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 78.4 million rentable square feet and were 96.6% leased to over 2,867 tenants. As of September 30, 2001, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.3 million rentable square feet and were 87.6% leased to more than 157 tenants.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2001, through AMB Investment Management, the Company also managed industrial buildings and retail centers, totaling approximately 3.3 million rentable square feet on behalf of various clients. In addition, the Company has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

2.     Interim Financial Statements

      The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods.

      The interim results of the three and nine months ended September 30, 2001 and 2000, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2000.

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

      Investments in other companies are accounted for on a cost basis and realized gains and losses are included in current earnings. For its investments in private companies, the Company periodically reviews its investments and management determines if the value of such investments have been permanently impaired. Permanent impairment losses for investments in public and private companies are included in current earnings. As of June 30, 2001, the Company recognized a realized loss on its investments in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Company had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income.

      In June and August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 143, Accounting for Asset Retirement Obligations, and 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB Statement No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Statement No. 144 retains FASB Statement No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. The Company does not believe that either FASB Statement No. 143 or No. 144 will have a material impact on its financial position or results of operations. FASB Statement No. 143 is effective for fiscal years beginning after June 15, 2002, and FASB Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. Under FASB Statement No. 141, business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited. Under FASB Statement No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal right or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company does not believe that either FASB Statement No. 141 or No. 142 will have a material impact on its financial position or results of operations. FASB Statement No. 141 was effective for business combinations initiated after July 1, 2001, and FASB Statement No. 142 is effective for fiscal years beginning after December 15, 2001.

      The Company adopted FASB Statement No. 133 on derivatives on January 1, 2001, and it did not impact its financial position or results of operations as the Company does not utilize derivative instruments in its operations. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement, as amended, requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

3.     Real Estate Acquisition and Development Activity

      During the third quarter of 2001, the Company invested $118.1 million in operating properties, consisting of 16 industrial buildings aggregating approximately 1.7 million square feet, which included the investment of $41.3 million in seven industrial buildings aggregating approximately 0.7 million square feet through two of the Company’s co-investment joint ventures. Year to date, the Company has invested $283.4 million in operating properties, consisting of 42 industrial buildings aggregating approximately 4.5 million square feet, which included the investment of $126.1 million in 21 industrial buildings aggregating approximately 2.3 million square feet through three of the Company’s co-investment joint ventures.

      Year to date, the Company has contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. Year to date, the Company has recognized a gain of $19.4 million related to these contributions representing its partners’ share of the gain.

      The Company completed four development projects during the third quarter, which aggregated approximately 0.6 million square feet and had a total cost of $65.7 million. As of September 30, 2001, the Company had in its development pipeline: (1) 13 industrial projects, which will total approximately 3.8 million square feet and have an aggregate estimated investment of $204.6 million upon completion; (2) two retail projects, which will total approximately 0.2 million square feet and have an aggregate estimated investment of $34.6 million upon completion; and (3) three development projects available for sale, which will total approximately 0.8 million square feet and have an aggregate estimated investment of $81.0 million upon completion. As of September 30, 2001, the Company and its Development Alliance Partners have funded an aggregate of $221.2 million and will need to fund an estimated additional $99.0 million in order to complete current and planned projects.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Property Divestitures and Properties Held for Divestiture

      During the quarter, the Company divested itself of ten industrial and two retail buildings, aggregating approximately 1.2 million square feet, for an aggregate price of $97.3 million, with a resulting net gain of $5.6 million, net of minority interests’ share. Year to date, the Company divested itself of 23 industrial and two retail buildings, aggregating approximately 3.1 million square feet, for an aggregate price of $190.4 million, with a resulting net gain of $23.9 million, net of minority interests’ share.

      The Company has decided to divest itself of four retail centers and one industrial property, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. During the third quarter of 2001, the Company recognized an impairment loss of $10.0 million on two of its retail assets held for sale. As of September 30, 2001, the net carrying value of the properties held for divestiture was $106.1 million.

      The following table summarizes the condensed results of operations of the properties held for divestiture (dollars in thousands):

Properties Held for Divestiture at September 30, 2001

	2001	2000
Three months ended September 30,
Income	$1,920	$1,503
Property operating expenses	913	497
Interest expense	302	632
Depreciation expense	411	374

Net income	$294	$—

	2001	2000
Nine months ended September 30,
Income	$6,089	$4,227
Property operating expenses	2,540	1,381
Interest expense	1,013	1,548
Depreciation expense	1,036	1,030

Net income	$1,500	$268

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Mortgages Receivable

      In September 2000, the Company sold a retail center located in Los Angeles, California. As of September 30, 2001, the Company carried an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The maturity date of the mortgage note, which was originally scheduled to mature on October 1, 2001, had been extended to October 15, 2001. As of November 13, 2001, the borrower was in default, however, the Company is negotiating an extension on the maturity date and to change certain terms of the note. The Company has a first lien against the retail center as collateral for the mortgage note and believes that the underlying value of retail center is equal to or greater than the fair value of the mortgage note.

      Through a wholly-owned subsidiary, the Company also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2001, the outstanding balance on the note was $13.2 million.

6.     Debt

      As of September 30, 2001 and December 31, 2000, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2001	2000

Secured debt, varying interest rates from 4.0% to 10.4%
due November 2001 to June 2023 (weighted average interest rate of 7.6% at September 30, 2001)	$1,095,272	$930,418
Unsecured senior debt securities (weighted average interest rate of 7.3%) due June 2005 to June 2018	780,000	680,000
Unsecured credit facility, variable interest at LIBOR plus 75 basis points due May 2003	—	216,000
Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (weighted average interest rate of 3.5% at September 30, 2001) due August 2003	125,000	—

Total before premiums	2,000,272	1,826,418
Unamortized premiums	7,529	9,858

Total consolidated debt	$2,007,801	$1,836,276

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of September 30, 2001, the total gross investment book value of those properties securing the debt was $1.7 billion. All of the secured debt bears interest at fixed rates, except for three loans with an aggregate principal amount of $35.9 million, which bear interest at variable rates (with a weighted average interest rate of 4.3% at September 30, 2001). The secured debt has various financial and non-financial covenants and some loans are cross-collateralized. As of September 30, 2001, we had 21 non-recourse secured loans, which are cross collateralized by 41 properties. As of September 30, 2001, we had $430.5 million (not including unamortized debt premium) outstanding on these loans. Management believes that the Company and the Operating Partnership were in compliance with these covenants at September 30, 2001.

      Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Company was in compliance with these covenants at September 30, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2000, the Operating Partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. In September 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to Lehman Brothers Inc., as principal. The Company guaranteed the notes, which mature on September 6, 2011, and bear interest at 6.75%. The Operating Partnership used the net proceeds of $24.8 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00%. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90%. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. The notes have various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at September 30, 2001.

      In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on the Company’s credit rating. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at September 30, 2001. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At September 30, 2001, the remaining amount available under the credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million secured credit facility from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points, which includes the facility fee. As of September 30, 2001, the outstanding balance was $125.0 million and the remaining amount available was $25.0 million. The secured debt facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in compliance with these covenants at September 30, 2001.

      Capitalized interest related to construction projects for the three months ended September 30, 2001 and 2000, was $3.6 million and $4.3 million, respectively, and for the nine months ended September 30, 2001 and 2000, was $10.8 million and $11.5 million, respectively.

      During the nine months ended September 30, 2001, the Operating Partnership retired $53.9 million of secured debt prior to maturity. The Operating Partnership recognized a net extraordinary loss of $0.4 million related to the early debt retirement.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, as of September 30, 2001, were (dollars in thousands):

			Unsecured
		Joint	Senior
	Secured	Venture	Debt	Credit
	Debt	Debt	Securities	Facilities	Total

2001	$2,996	$9,014	$—	$—	$12,010
2002	28,194	51,937	—	—	80,131
2003	76,296	12,005	—	125,000	213,301
2004	65,285	25,791	—	—	91,076
2005	63,027	40,019	250,000	—	353,046
2006	94,966	72,166	25,000	—	192,132
2007	30,198	23,470	55,000	—	108,668
2008	33,604	145,108	175,000	—	353,712
2009	5,176	29,812	—	—	34,988
2010	52,780	69,205	75,000	—	196,985
2011	1,311	135,820	75,000	—	212,131
Thereafter	3,307	23,785	125,000	—	152,092

	$457,140	$638,132	$780,000	$125,000	$2,000,272

7.     Minority Interests

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 27.0 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Company owns a majority interest; or (2) the Company exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

      The Operating Partnership, together with one of the Company’s other affiliates, owned, as of September 30, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. (“Alliance Fund I”). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. (“Alliance REIT I”), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of September 30, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $410.0 million. The Operating Partnership is the managing general partner of the Alliance Fund I.

      On February 14, 2001, the Company formed a partnership, AMB Partners II, L.P. (“Partners II”), with the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) to acquire, manage, develop, and redevelop distribution facilities nationwide. As of September 30, 2001, Partners II had received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $250.0 million. The Operating Partnership is the managing general partner of Partners II and owned, as of September 30, 2001, approximately 50% of Partners II.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 26, 2001, the Company formed a joint venture, AMB-SGP, L.P. (“AMB-SGP”), with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”), to own and operate, through a private real estate investment trust, distribution facilities nationwide. As of September 30, 2001, AMB-SGP had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Company’s investment in properties, creates a total planned capitalization of $335.0 million. The Operating Partnership is the managing general partner of AMB-SGP and owned, as of September 30, 2001, approximately 50.3% of AMB-SGP.

      On June 28, 2001, the Company formed AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”). The Operating Partnership owns, as of September 30, 2001, approximately 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”). The Alliance REIT II included 12 institutional investors as stockholders as of September 30, 2001, and 14 institutional investors as stockholders as of its final closing on October 9, 2001. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of September 30, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $181.8 million, which, when combined with anticipated debt financings and the Company’s investment, created a total planned capitalization of $456.1 million. Subsequently, on October 9, 2001, the Alliance Fund II received additional equity commitments of $13.6 million at its final closing. Therefore, as of October 9, 2001, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $488.6 million. The Operating Partnership is the managing general partner of the Alliance Fund II.

      The following table distinguishes the minority interest liability and the minority interests’ share of net income (dollars in thousands):

		Share of Net Income
	Liability
		For the Three	For the Nine
	As of	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2001	2001	2001

Joint Venture Partners	$377,519	$8,756	$20,166
Limited Partners in the Operating Partnership	99,705	1,800	6,158
Series B preferred units (liquidation preference of $65,000)	62,319	1,402	4,206
Series C preferred units (liquidation preference of $110,000)	105,844	2,406	7,218
Series D preferred units (liquidation preference of $79,767)	77,687	1,545	4,635
Series E preferred units (liquidation preference of $11,022)	10,788	214	642
Series F preferred units (liquidation preference of $19,872)	19,597	395	1,185
Series G preferred units (liquidation preference of $1,000)	954	20	60
Series H preferred units (liquidation preference of $42,000)	40,915	853	2,559
Series I preferred units (liquidation preference of $25,500)	24,821	510	1,043
Series J preferred units (liquidation preference of $40,000)	38,909	78	78

Total	$859,058	$17,979	$47,950

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Investments in Unconsolidated Joint Ventures

      The Company has non-controlling limited partnership interests in three separate unconsolidated joint ventures; the Company accounts for the joint ventures using the equity method of accounting. The Company has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Company also has a 50% interest in each of two other operating and development alliance joint ventures. For the three months ended September 30, 2001 and 2000, the Company’s share of net operating income in the unconsolidated joint ventures was $2.7 million and $2.2 million, respectively, and for the nine months ended September 30, 2001 and 2000, the Company’s share of net operating income in the unconsolidated joint ventures was $7.8 million and $6.3 million, respectively. As of September 30, 2001, the Company’s share of the unconsolidated joint ventures’ debt was $32.7 million, with a weighted average interest rate of 5.7% and a weighted average maturity of 4.6 years.

9.     Stockholders’ Equity

      On September 21, 2001, the Operating Partnership issued and sold 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series J Preferred Units are redeemable by the Operating Partnership on or after September 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series J Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company’s Series J Preferred Stock. The Operating Partnership used the net proceeds of $38.9 million for general corporate purposes, which may include the partial repayment of indebtedness or the acquisition or development of additional properties.

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

      During the third quarter of 2001, the Company redeemed 218,092 and 23,700 common limited partnership units of the Operating Partnership for cash and shares of its common stock, respectively. During the first quarter of 2001, the Company redeemed 598,297 common limited partnership units of the Operating Partnership for shares of its common stock.

      The Company’s board of directors approved a stock repurchase program in 1999 for the repurchase of up to $100.0 million worth of common stock. During the quarter ended September 30, 2001, the Company repurchased 907,700 shares of its common stock at an average purchase price of $23.68 per share under this program. During the quarter ended June 30, 2001, the Company repurchased 25,000 shares of its common stock at a purchase price of $22.80 per share under this program. Through September 30, 2001, the Company has repurchased 2,376,300 shares of its common stock at an average purchase price of $20.77 per share. The Company’s stock repurchase program expires in December 2001.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s board of directors declared a regular cash dividend for the quarter ending September 30, 2001, of $0.395 per share of common stock and the Operating Partnership declared a regular cash distribution for the quarter ending September 30, 2001, of $0.395 per common unit. The dividends and distributions were payable on October 15, 2001, to stockholders and unitholders of record on October 4, 2001. The Series A, B, C, E, F, G, and J preferred stock and unit dividends and distributions were also payable on October 15, 2001, to stockholders and unitholders of record on October 4, 2001. The Series D, H, and I preferred unit distributions were payable on September 25, 2001, to unitholders of record on September 15, 2001. The following table sets forth the dividend payments and distributions for the three and nine months ended September 30, 2001 and 2000:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

Security	Paying Entity	2001	2000	2001	2000

Common stock	Company	$0.395	$0.370	$1.185	$1.110
Operating Partnership units	Operating Partnership	$0.395	$0.370	$1.185	$1.110
Series A preferred stock	Company	$0.531	$0.531	$1.594	$1.594
Series A preferred units	Operating Partnership	$0.531	$0.531	$1.594	$1.594
Series B preferred units	Operating Partnership	$1.078	$1.078	$3.234	$3.234
Series C preferred units	AMB Property II, L.P.	$1.094	$1.094	$3.281	$3.281
Series D preferred units	AMB Property II, L.P.	$0.969	$0.969	$2.906	$2.906
Series E preferred units	AMB Property II, L.P.	$0.969	$0.969	$2.906	$2.906
Series F preferred units	AMB Property II, L.P.	$0.994	$0.994	$2.952	$2.097
Series G preferred units	AMB Property II, L.P.	$0.994	$0.357	$2.982	$0.357
Series H preferred units	AMB Property II, L.P.	$1.016	$0.282	$3.048	$0.282
Series I preferred units	AMB Property II, L.P.	$1.000	n/a	$2.044	n/a
Series J preferred units	Operating Partnership	$0.097	n/a	$0.097	n/a

10.     Income Per Share

      The Company’s only dilutive securities outstanding for the three and nine months ended September 30, 2001 and 2000, were stock options and restricted stock granted under its stock incentive plan. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

WEIGHTED AVERAGE COMMON SHARES
Basic	84,395,107	84,115,613	84,135,158	83,937,884
Stock options and restricted stock	1,249,733	609,496	962,534	299,977

Diluted	85,644,840	84,725,109	85,097,692	84,237,861

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Segment Information

      The Company operates industrial and retail properties nationwide and manages its business both by property type and by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple tenants and are typically comprised of multiple buildings that are leased to tenants engaged in various types of businesses. As of September 30, 2001, the Company operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. As of September 30, 2001, the Company operated retail properties in Miami, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. The Company has so few retail properties that it does not separately report its retail operations by market. Retail properties are generally leased to one or more anchor tenants, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2000. The Company evaluates performance based upon property net operating income of the combined properties in each segment. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing, and leasing strategies.

      During the first quarter of 2001, the Company split its industrial segment into geographic hub and gateway markets and other markets. Within the hub and gateway market categorization, the Company operates in eight major U.S. markets. The other industrial markets category captures all of the Company’s other smaller markets nationwide. The 2000 rental revenue and net operating income disclosure below has been restated to reflect this change. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues(1)		Property NOI(1)(2)

	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Industrial Hub & Gateway Markets:
Atlanta	$7,218	$6,036	$5,775	$4,979
Chicago	10,416	9,191	7,492	6,323
Dallas/Ft. Worth	8,369	6,775	5,328	4,792
No. New Jersey/New York	10,846	9,790	7,367	7,614
San Francisco Bay Area	28,033	20,107	23,374	16,389
Southern California	16,201	9,585	12,693	7,846
Miami	7,877	4,802	6,108	3,623
Seattle	6,679	5,832	5,201	4,784

Total hub & gateway markets	95,639	72,118	73,338	56,350
Total other industrial markets	40,108	37,451	29,343	28,166
Total retail markets	6,229	7,109	3,946	4,768

Total properties	$141,976	$116,678	$106,627	$89,284

(1)	Excludes straight-line rents of $4.1 million and $1.8 million for the three months ended September 30, 2001 and 2000, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues(1)		Property NOI(1)(2)

	For the Nine Months		For the Nine Months		Total Gross Investment(3)
	Ended September 30,		Ended September 30,
					September 30,	December 31,
	2001	2000	2001	2000	2001	2000

Industrial Hub & Gateway Markets:
Atlanta	$21,207	$17,112	$17,031	$14,103	$265,456	$225,352
Chicago	30,333	28,657	20,800	19,867	337,203	303,489
Dallas/ Ft. Worth	24,600	19,392	16,042	13,892	237,917	240,933
No. New Jersey/ New York	33,379	23,869	23,628	18,550	402,694	382,285
San Francisco Bay Area	77,993	56,756	65,668	46,550	769,979	641,137
Southern California	46,514	26,747	37,248	21,775	618,744	552,055
Miami	24,696	13,832	18,541	10,481	297,161	281,710
Seattle	19,615	16,525	15,292	13,555	211,634	203,786

Total hub & gateway markets	278,337	202,890	214,250	158,773	3,140,788	2,830,747
Total other industrial markets	116,484	105,968	85,099	79,158	1,237,897	1,045,455
Total retail markets	19,025	21,340	12,588	14,812	55,162	150,395

Total properties	$413,846	$330,198	$311,937	$252,743	$4,433,847	$4,026,597

(1)	Excludes straight-line rents of $7.6 million and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3)	Excludes net properties held for divestiture of $106.1 million, which is comprised of $18.9 million in industrial and $87.2 million in retail properties, as of September 30, 2001, and $197.1 million, which is comprised of $158.7 million in industrial and $38.4 million in retail properties, as of December 31, 2000.

AMB PROPERTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses property net operating income as an operating performance measure. The following table reconciles total reportable segment revenue and property net operating income to rental revenues and income from operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Rental Revenues
Total rental revenues for reportable segments	$141,976	$116,678	$413,846	$330,198
Straight-line rents	4,113	1,815	7,579	7,158

Total rental revenues	$146,089	$118,493	$421,425	$337,356

Income from Operations
Property net operating income for reportable segments	$106,627	$89,284	$311,937	$252,743
Straight-line rents	4,113	1,815	7,579	7,158
Equity in earnings of unconsolidated joint ventures	1,636	1,447	4,365	4,006
Investment management income	2,340	940	8,022	2,160
Other income	5,392	491	12,505	1,651
Less:
Interest, including amortization	(32,996)	(22,562)	(94,754)	(62,906)
Depreciation and amortization	(38,961)	(23,312)	(93,138)	(65,135)
General, administrative, and other	(8,796)	(5,987)	(26,180)	(17,322)
Loss on investments in other companies	—	—	(20,758)	—

Income from operations	$39,355	$42,116	$109,578	$122,355

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

      You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the Notes to Condensed Consolidated Financial Statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions, and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans, or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them.

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

      Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes, and those other risk factors discussed in the section entitled “Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

      Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to AMB Property Corporation and the other controlled subsidiaries, and the references to AMB Property Corporation include AMB Property, L.P. and the other controlled subsidiaries. The following marks are our registered trademarks: AMB®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; High Throughput Distribution®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management Alliance Program®; UPREIT Alliance Partners®; and UPREIT Alliance Program®. The following marks are our unregistered trademarks: Broker Alliance PartnersTM; Broker Alliance ProgramTM; HTDTM; Strategic Alliance PartnersTM; and Strategic Alliance ProgramsTM.

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

      As of September 30, 2001, we owned and operated 876 industrial buildings and seven retail centers, totaling approximately 79.7 million rentable square feet, located in 26 markets nationwide. As of September 30, 2001, our industrial and retail properties were 96.6% and 87.6% leased, respectively. As of September 30, 2001, through our subsidiary, AMB Investment Management, we also managed industrial buildings and retail centers, totaling approximately 3.3 million rentable square feet on behalf of various clients. In addition, we have invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

      As of September 30, 2001, we had four retail centers and one industrial property, which were held for divestiture. In addition, during the quarter, we disposed of ten industrial buildings and two retail properties, aggregating approximately 1.2 million rentable square feet, for an aggregate price of $97.3 million. Year to date, we have disposed of 23 industrial buildings and two retail buildings, aggregating approximately 3.1 million rentable square feet, for an aggregate price of $190.4 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into High Throughput Distribution properties that better fit our current investment focus.

      Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. We refer to AMB Property, L.P. as the operating partnership. As of September 30, 2001, we owned an approximate 94.4% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

      Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of September 30, 2001, we had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      The operating partnership is the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with one of our other affiliates, owns, as of September 30, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of September 30, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $410.0 million. The operating partnership is the managing general partner of the Alliance Fund I.

      On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees’ Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of September 30, 2001, AMB Partners II had received an equity contribution from third party investors of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. The operating partnership is the managing general partner of AMB Partners II, L.P. and owned, as of September 30, 2001, 50% of AMB Partners II, L.P.

      On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. As of September 30, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $335.0 million. The operating partnership is the managing general partner of AMB-SGP, L.P. and owned, as of September 30, 2001, approximately 50.3% of AMB-SGP, L.P.

      On June 28, 2001, we formed AMB Institutional Alliance Fund II, L.P. The operating partnership is the managing general partner and owned, as of September 30, 2001, approximately 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between us and AMB Institutional Alliance REIT II, Inc., a limited partner of the Alliance Fund II, which includes 12 institutional investors as stockholders as of September 30, 2001. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of September 30, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $181.8 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $456.1 million. Subsequently, on October 9, 2001, the Alliance Fund II received additional equity commitments of $13.6 million at its final closing. Therefore, as of October 9, 2001, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $488.6 million.

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

Acquisition and Development Activity

      During the quarter, we invested $118.1 million in operating properties, consisting of 16 industrial buildings aggregating approximately 1.7 million square feet, including the investment of $41.3 million in seven industrial buildings, aggregating approximately 0.7 million square feet, for two of our co-investment joint ventures. Year to date, we have invested $283.4 million in operating properties, consisting of 42 industrial buildings aggregating approximately 4.5 million square feet, including the investment of $126.1 million in 17 industrial buildings, aggregating approximately 2.3 million square feet, for three of our co-investment joint ventures.

      Year to date, we also have contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. Year to date, we have recognized gains of $19.4 million on the contributions.

      We also completed three industrial projects and one retail development project during the third quarter, which aggregated approximately 0.6 million square feet and had a total cost of $65.7 million. As of September 30, 2001, we had in our development pipeline: (1) 13 industrial projects, which will total approximately 3.8 million square feet and have a total estimated investment of $204.6 million upon completion; (2) two retail projects, which will total approximately 0.2 million square feet and have a total estimated investment of $34.6 million upon completion; and (3) three development projects available for sale, which will total approximately 0.8 million square feet and have an aggregate estimated investment of $81.0 million upon completion. As of September 30, 2001, we and our Development Alliance Partners have funded an aggregate of $221.2 million and will need to fund an estimated additional $99.0 million in order to complete projects currently under construction.

Operating Strategy

      We are a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting, and market research. We have long-standing relationships with many real estate management and development firms across the country, our Strategic Alliance Partners.

      We believe that real estate is fundamentally a local business and that the most effective way for us to operate is by forging alliances with service providers in every market. We believe that these collaborations allow us to: (1) leverage our national presence with the local market expertise of brokers, developers, and property managers; (2) improve the operating efficiency and flexibility of our national portfolio; (3) strengthen customer satisfaction and retention; and (4) provide a continuous pipeline of growth.

      We believe that our partners give us local market expertise and flexibility allowing us to focus on our core competencies: developing and refining our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns to stockholders.

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewal on re-tenanted space. We do this by maintaining a high occupancy rate at our properties and by controlling expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of September 30, 2001, our industrial properties and retail centers were 96.6% leased and 87.6% leased, respectively. Year to date, we have increased average industrial base rental rates (on a cash basis) by 27.8% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, and percentage rents. Year to date, we also have increased same-store net operating income by 7.2% on our industrial properties.

Growth Through Acquisitions and Capital Redeployment

      We believe that our significant acquisition experience, our alliance-based operating strategy, and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We believe that our relationships with third party local property management firms through our Management Alliance Program also will create acquisition opportunities, as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program in exchange for limited partnership units in the operating partnership, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

      We are generally in various stages of negotiations for a number of acquisitions and dispositions, which may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios, and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under the operating partnership’s unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or equity securities by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries), proceeds from divestitures of properties, and assumption of debt related to the acquired properties.

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

      The multidisciplinary backgrounds of our employees provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, and we eliminate the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner’s interest in the joint venture.

Growth Through Co-Investments

      We co-invest with third party partners (some of whom may be clients of AMB Investment Management, Inc., to the extent such clients newly commit investment capital), through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each third party whereby we will own at least a 20% interest in all ventures. We currently have five co-investment joint ventures. In general, we control all significant operating and investment decisions of our co-investment entities.

AMB Investment Management

      AMB Investment Management, Inc. provides real estate investment management services on a fee basis to clients. As of May 31, 2001, the operating partnership held all of the outstanding capital stock of AMB Investment Management. AMB Investment Management, Inc. conducts its operations through AMB Investment Management Limited Partnership, a Maryland limited partnership, of which it is the sole general partner.

Headlands Realty Corporation

      Headlands Realty Corporation conducts a variety of businesses that include incremental income programs, such as our AMB CustomerAssist Program and development projects available for sale to third parties. As of May 31, 2001, the operating partnership holds all of the outstanding capital stock of Headlands Realty Corporation.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased). We refer to these properties as the same store properties. For the comparison between the three and nine months ended September 30, 2001 and 2000, the same store industrial properties consisted of properties aggregating approximately 60.2 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during the nine months of 2001 consisted of 42 buildings, aggregating 4.5 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during the first nine months of 2001 consisted of 23 industrial and two retail buildings, aggregating approximately 3.1 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000 (dollars in millions):

Rental Revenues	2001	2000	$ Change	% Change

Same store	$100.8	$95.6	$5.2	5.4%
2000 acquisitions	29.2	9.8	19.4	198.0%
2001 acquisitions	6.6	—	6.6	—
Developments	1.7	0.7	1.0	142.9%
Divestitures	3.7	10.6	(6.9)	(65.1)%
Straight-line rents	4.1	1.8	2.3	127.8%

Total	$146.1	$118.5	$27.6	23.3%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases on renewals and rollovers, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower same-store industrial occupancy of 96.5% at September 30, 2001, compared to 97.2% at September 30, 2000. During the three months ended September 30, 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 16.8% on 2.7 million square feet leased.

Investment Management and Other Income	2001	2000	$ Change	% Change

Equity in earnings of unconsolidated JVs	$1.6	$1.5	$0.1	6.7%
Investment management income	2.3	0.9	1.4	155.6%
Interest and other income	5.4	0.5	4.9	980.0%

Total	$9.3	$2.9	$6.4	220.7%

      The $1.4 million increase in investment management income was due primarily to increased management fees and priority distributions from our co-investment joint ventures. The $4.9 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and interest income resulting from increased average cash balances.

Property Operating Expenses and Real Estate Taxes	2001	2000	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$17.9	$13.4	$4.5	33.6%
Real estate taxes	17.4	14.0	3.4	24.3%

Property operating expenses	$35.3	$27.4	$7.9	28.8%

Same store	$23.3	$22.7	$0.6	2.6%
2000 acquisitions	8.5	2.0	6.5	325.0%
2001 acquisitions	1.3	—	1.3	—
Developments	1.2	0.1	1.1	—
Divestitures	1.0	2.6	(1.6)	(61.5)%

Total	$35.3	$27.4	$7.9	28.8%

      The increase in same store properties’ operating expenses primarily relates to increases in insurance expense of $0.6 million.

Other Expenses	2001	2000	$ Change	% Change

Interest, including amortization	$33.0	$22.6	$10.4	46.0%
Depreciation and amortization	39.0	23.3	15.7	67.4%
General and administrative	8.8	6.0	2.8	46.7%

Total	$80.8	$51.9	$28.9	55.7%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by a decrease in credit facility balances. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to unrealized losses on assets held for sale of $10.0 million and the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased personnel and occupancy costs. In addition, the consolidation of AMB Investment Management, Inc. and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses of $0.5 million.

      During the three months ended September 30, 2001, we retired $43.5 million of secured debt prior to maturity primarily in connection with property divestitures. We recognized a net extraordinary gain of $0.1 million related to the early retirement of debt, resulting from the write-off of debt premiums partially offset by prepayment penalties.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000 (dollars in millions):

Rental Revenues	2001	2000	$ Change	% Change

Same store	$299.4	$279.9	$19.5	7.0%
2000 acquisitions	81.0	17.6	63.4	360.2%
2001 acquisitions	12.3	—	12.3	—
Developments	4.5	1.3	3.2	246.2%
Divestitures	16.6	31.4	(14.8)	(47.1)%
Straight-line rents	7.6	7.2	0.4	5.6%

Total	$421.4	$337.4	$84.0	24.9%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases on renewals and rollovers, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower occupancy. During the nine months ended September 30, 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 32.1% on 6.8 million square feet leased.

Investment Management and Other Income	2001	2000	$ Change	% Change

Equity in earnings of unconsolidated JVs	$4.4	$4.0	$0.4	10.0%
Investment management income	8.0	2.2	5.8	263.6%
Interest and other income	12.5	1.6	10.9	681.3%

Total	$24.9	$7.8	$17.1	219.2%

      The $5.8 million increase in investment management income was due primarily to increased management and acquisition fees and priority distributions from our co-investment joint ventures. The $10.9 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from interest income resulting from increased average cash balances.

Property Operating Expenses and Real Estate Taxes	2001	2000	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$51.0	$36.5	$14.5	39.7%
Real estate taxes	50.9	41.0	9.9	24.1%

Property operating expenses	$101.9	$77.5	$24.4	31.5%

Same store	$69.5	$65.1	$4.4	6.8%
2000 acquisitions	24.3	4.4	19.9	452.3%
2001 acquisitions	2.5	—	2.5	—
Developments	2.2	0.1	2.1	—
Divestitures	3.4	7.9	(4.5)	(57.0)%

Total	$101.9	$77.5	$24.4	31.5%

      The increase in same store properties’ operating expenses primarily relates to increases in common area maintenance expenses of $1.7 million, real estate taxes of $1.8 million, and insurance expense of $0.6 million.

Other Expenses	2001	2000	$ Change	% Change

Interest, including amortization	$94.8	$62.9	$31.9	50.7%
Depreciation and amortization	93.1	65.1	28.0	43.0%
General and administrative	26.2	17.4	8.8	50.6%

Total	$214.1	$145.4	$68.7	47.2%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by a decrease in credit facility balances. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to unrealized losses on assets held for sale of $10.0 million and the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased personnel and occupancy costs. In addition, the consolidation of AMB Investment Management, Inc. and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses of $2.3 million.

      The $20.8 million loss on investments in other companies during the nine months ended September 30, 2001, related to our investment in Webvan Group, Inc. and other technology-based companies. The loss reflects a 100% write-down of the book value of the investments.

      During the nine months ended September 30, 2001, we retired $55.2 million of secured debt prior to maturity primarily in connection with property divestitures. We recognized a net extraordinary loss of $0.4 million related to the early retirement of debt, resulting from prepayment penalties, partially offset by the write-off of debt premiums.

LIQUIDITY AND CAPITAL RESOURCES

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include: (1) cash flow from operations; (2) borrowings under our unsecured credit facility; (3) other forms of secured or unsecured financing; (4) proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); and (5) net proceeds from divestitures of properties. Additionally, our co-investment program will also continue to serve as a source of capital for acquisitions and developments. We believe that our sources of working capital and our ability to access private and public debt and equity capital are adequate for us to meet our liquidity requirements for the foreseeable future.

Capital Resources

      Property Divestitures. In the third quarter, we divested ourselves of ten industrial and two retail buildings for an aggregate price of $97.3 million, with a resulting net gain of $5.6 million, net of minority interests’ share. Year to date, we have divested ourselves of 23 industrial and two retail buildings for an aggregate price of $190.4 million, with a resulting net gain of $23.9 million, net of minority interest partners’ share.

      Properties Held for Divestiture. We have decided to divest ourselves of one industrial property and four retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of September 30, 2001, the net carrying value of the properties held for divestiture was $106.1 million.

      Co-investment Program. Year to date, we have contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures.

      On June 28, 2001, we formed the Alliance Fund II to acquire, develop, and redevelop distribution facilities nationwide. As of September 30, 2001, the Alliance Fund II had received equity commitments from third-party investors of $181.8 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $456.1 million. Subsequently, on October 9, 2001, the Alliance Fund II received additional equity commitments of $13.6 million at its final closing. Therefore, as of October 9, 2001, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $488.6 million. We are the managing general partner of the Alliance Fund II and owned, as of September 30, 2001, approximately 20% of the co-investment joint venture.

      On March 26, 2001, we formed a joint venture, AMB-SGP, L.P., with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. As of September 30, 2001, AMB-SGP, L.P. had received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and owned, as of September 30, 2001, approximately 50.3% of the co-investment joint venture.

      On February 14, 2001, we formed AMB Partners II, L.P. with the City and County of San Francisco Employees’ Retirement System to acquire, develop, and redevelop distribution facilities nationwide. As of September 30, 2001, AMB Partners II had received an equity contribution from third party investors of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. We are the managing general partner of Partners II and owned, as of September 30, 2001, approximately 50% of the co-investment joint venture.

      Credit Facilities. In May 2000, the operating partnership entered into a $500.0 million unsecured revolving credit agreement. We guarantee the operating partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on our credit rating. The operating partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points. As of September 30, 2001, there was no outstanding balance on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At September 30, 2001, the remaining amount available under our unsecured credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, the Alliance Fund II obtained a $150.0 million secured credit facility from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points, which includes the facility fee. As of September 30, 2001, the outstanding balance was $125.0 million and the remaining amount available was $25.0 million.

      Equity. In September 2001, the operating partnership issued and sold 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series J Preferred Units are redeemable by the operating partnership on or after September 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series J Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series J Preferred Stock. The operating partnership used the net proceeds of $38.9 million for general corporate purposes, which may include the partial repayment of indebtedness or the acquisition or development of additional properties.

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

      During the third quarter of 2001, we redeemed 218,092 and 23,700 common limited partnership units of the operating partnership for cash and shares of our common stock, respectively. During the first quarter of 2001, we redeemed 598,297 common limited partnership units of the operating partnership for shares of our common stock.

      Our board of directors approved a stock repurchase program in 1999 for the repurchase of up to $100.0 million worth of our common stock. During the third quarter, we repurchased 907,700 shares of our common stock at an average purchase price of $23.68 per share under the program. During the second quarter, we repurchased 25,000 shares of our common stock at a purchase price of $22.80 per share under the program. Under the program to date, we have repurchased 2,376,300 shares our common stock at an average purchase price of $20.77 per share. Our stock repurchase program expires in December 2001.

      Debt. As of September 30, 2001, the aggregate principal amount of our secured debt was $1.1 billion, excluding unamortized debt premiums of $7.5 million. The secured debt bears interest at rates varying from 4.0% to 10.4% per annum (with a weighted average rate of 7.6%) and final maturity dates ranging from November 2001 to June 2023. All of the secured debt bears interest at fixed rates, except for three loans with an aggregate principal amount of $35.9 million as of September 30, 2001, which bear interest at variable rates (with a weighted average interest rate of 4.3% at September 30, 2001).

      In August 2000, the operating partnership commenced a medium-term note program for the possible issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of September 30, 2001, the operating partnership had issued $380.0 million of medium-term notes under this program, leaving $20.0 million available for issuance. In January 2001, the operating partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. We have guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The operating partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In March 2001, the operating partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. We have guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The operating partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop of additional properties. In September 2001, the operating partnership issued and sold $25.0 million of the notes under this program to Lehman Brothers, Inc., as principal. We have guaranteed the notes, which mature on September 6, 2011, and bear interest at 6.75% per annum. The operating partnership used the net proceeds of $24.8 million for general corporate purposes and to acquire and develop additional properties.

      Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. As of September 30, 2001, we carried an 8.75% mortgage note in the principal amount of $79.0 million on the retail center. The maturity date of the mortgage note, which was originally scheduled to mature on October 1, 2001, had been extended to October 15, 2001. As of November 13, 2001, the borrower was in default, however, we are negotiating an extension on the maturity date and to change certain terms of the note. We have a first lien against the retail center as collateral for the mortgage note and believe that the underlying value of the retail center is equal to or greater than the fair value of the mortgage note. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2001, the outstanding balance on the note was $13.2 million.

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

      The tables below summarize our debt maturities and capitalization as of September 30, 2001 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Total
	Debt(1)	Debt	Securities	Facilities(2)	Debt

2001	$2,996	$9,014	$—	$—	$12,010
2002	28,194	51,937	—	—	80,131
2003	76,296	12,005	—	125,000	213,301
2004	65,285	25,791	—	—	91,076
2005	63,027	40,019	250,000	—	353,046
2006	94,966	72,166	25,000	—	192,132
2007	30,198	23,470	55,000	—	108,668
2008	33,604	145,108	175,000	—	353,712
2009	5,176	29,812	—	—	34,988
2010	52,780	69,205	75,000	—	196,985
2011	1,311	135,820	75,000	—	212,131
Thereafter	3,307	23,785	125,000	—	152,092

Subtotal	457,140	638,132	780,000	125,000	2,000,272
Unamortized premiums	7,529	—	—	—	7,529

Total consolidated debt	464,669	638,132	780,000	125,000	2,007,801
Our share of unconsolidated joint venture debt(3)	—	32,694	—	—	32,694

Total debt	464,669	670,826	780,000	125,000	2,040,495
Joint venture partners’ share of consolidated joint venture debt	—	(326,970)	—	(100,000)	(426,970)

Our share of total debt	$464,669	$343,856	$780,000	$25,000	$1,613,525

Weighed average interest rate	8.1%	7.3%	7.3%	3.5%	7.2%
Weighed average maturity (in years)	5.0	7.5	7.9	1.9	6.6

(1)	All of the secured debt bears interest at fixed rates, except for two loans with an aggregate principal amount of $35.9 million as of September 30, 2001, which bear interest at variable rates (with a weighted average interest rate of 4.3% at September 30, 2001).

(2)	The 2003 maturity represents a credit facility obtained by the Alliance Fund II, which will repay the facility with capital contributions and secured debt proceeds. The operating partnership also has a $500.0 million credit facility, which matures in 2003 and had no outstanding balance at September 30, 2001.

(3)	The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 5.7% and 4.6 years, respectively.

Market Equity

	Shares/Units
Security	Outstanding	Market Price	Market Value

Common stock	84,164,842	$24.50	$2,062,039
Common limited partnership units	4,987,828	24.50	122,202

Total	89,152,670		$2,184,241

Preferred Stock and Units

	Dividend	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred stock	8.50%	$100,000	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series C preferred units	8.75%	110,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	19,872	March 2005
Series G preferred units	7.95%	1,000	August 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006

Weighted Average/Total	8.31%	$494,161

Capitalization Ratios

Total debt-to-total market capitalization	43.2%
Our share of total debt-to-total market capitalization	37.6%
Total debt plus preferred-to-total market capitalization	53.7%
Our share of total debt plus preferred-to-total market capitalization	49.1%
Our share of total debt-to-total book capitalization	42.9%

     Liquidity

      As of September 30, 2001, we had approximately $256.9 million in cash, restricted cash, and cash equivalents, and $500.0 million of additional available borrowings under our credit facility. To fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements, we intend to use: (1) cash from operations; (2) borrowings under our credit facility; (3) other forms of secured and unsecured financing; (4) proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); (5) proceeds from divestitures of properties; and (6) private capital

      Our board of directors declared a regular cash dividend for the quarter ending September 30, 2001, of $0.395 per share of common stock and the operating partnership declared a regular cash distribution for the quarter ending September 30, 2001, of $0.395 per common unit. The dividends and distributions were payable on October 15, 2001, to stockholders and unitholders of record on October 4, 2001. The Series A, B, C, E, F, G, and J preferred stock and unit dividends and distributions were also payable on October 15, 2001, to stockholders and unitholders of record on October 4, 2001. The Series D, H, and I preferred unit distributions were payable on September 25, 2001, to unitholders of record on September 15, 2001. The following table sets forth the dividend payments and distributions:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

Security	Paying Entity	2001	2000	2001	2000

Common stock	AMB Property Corporation	$0.395	$0.370	$1.185	$1.110
Operating partnership units	Operating Partnership	$0.395	$0.370	$1.185	$1.110
Series A preferred stock	AMB Property Corporation	$0.531	$0.531	$1.594	$1.594
Series A preferred units	Operating Partnership	$0.531	$0.531	$1.594	$1.594
Series B preferred units	Operating Partnership	$1.078	$1.078	$3.234	$3.234
Series C preferred units	AMB Property II, L.P.	$1.094	$1.094	$3.281	$3.281
Series D preferred units	AMB Property II, L.P.	$0.969	$0.969	$2.906	$2.906
Series E preferred units	AMB Property II, L.P.	$0.969	$0.969	$2.906	$2.906
Series F preferred units	AMB Property II, L.P.	$0.994	$0.994	$2.952	$2.097
Series G preferred units	AMB Property II, L.P.	$0.994	$0.357	$2.982	$0.357
Series H preferred units	AMB Property II, L.P.	$1.016	$0.282	$3.048	$0.282
Series I preferred units	AMB Property II, L.P.	$1.000	n/a	$2.044	n/a
Series J preferred units	Operating Partnership	$0.097	n/a	$0.097	n/a

      The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings. However, we may not be able to obtain future financings on favorable terms or at all.

Capital Commitments

      In addition to recurring capital expenditures and costs to renew or re-tenant space, as of September 30, 2001, we are developing 18 projects representing a total estimated investment of $320.2 million upon completion. Of this total, $221.2 million had been funded as of September 30, 2001, and approximately $99.0 million is estimated to be required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, and net proceeds from property divestitures. We have no other material capital commitments.

      Year to date, we have invested $283.4 million in 42 operating industrial buildings, aggregating approximately 4.5 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

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

      FFO is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary items plus real estate depreciation and adjustment to derive our pro rata share of FFO of unconsolidated joint ventures, less minority interests’ pro rata share of FFO of consolidated joint ventures and perpetual preferred stock dividends. In accordance with the NAREIT White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

      The following table reflects the calculation of funds from operations (dollars in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Income from operations	$39,355	$42,116	$109,578	$122,355
Gains on developments held for sale	1,341	—	1,341	—
Real estate related depreciation and amortization:
Total depreciation and amortization	38,961	23,312	93,138	65,135
FF&E depreciation and ground lease amortization(1)	(483)	(223)	(1,456)	(857)
FFO attributable to minority interests(2)	(13,393)	(4,262)	(29,119)	(9,569)
Adjustments to derive FFO in unconsolidated joint venture(3):
Our share of net income	(1,636)	(1,447)	(4,365)	(4,006)
Our share of FFO	2,235	1,941	6,488	5,488
Preferred stock dividends	(2,125)	(2,125)	(6,375)	(6,375)
Preferred unit distributions	(7,423)	(6,206)	(21,626)	(17,778)

Funds from operations	$56,832	$53,106	$147,604	$154,393

(1)	FF&E depreciation represents depreciation on furniture, fixtures, and equipment that isn’t real-estate related. Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

(2)	Represents FFO attributable to minority interests in consolidated joint ventures whose interests are not exchangeable into common stock. The minority interests’ share of net operating income for the quarters ended September 30, 2001 and 2000, was $18.2 million and $6.8 million, respectively, and for the nine months ended September 30, 2001 and 2000, was $44.4 million and $16.9 million, respectively.

(3)	Our share of net operating income for the quarters ended September 30, 2001 and 2000, was $2.7 million and $2.2 million, respectively, and for the nine months ended September 30, 2001 and 2000, was $7.8 million and $6.3 million, respectively.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the periods ended September 30, 2001 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Square feet owned(1)(2)	78,428,611	78,428,611
Occupancy percentage(1)	96.6%	96.6%
Weighted average lease terms:
Original	6.3 years	6.3 years
Remaining	3.3 years	3.3 years
Tenant retention	68.4%	66.2%
Rent increases on renewals and rollovers	14.4%	27.8%
Square feet leased	3,088,069	8,091,402
Second generation tenant improvements and leasing commissions per sq. ft.(3):
Renewals	$1.22	$1.05
Re-tenanted	4.18	3.66

Weighted average	$2.71	$2.28

Recurring capital expenditures(4)
Tenant improvements	$1,980	$6,019
Lease commissions and other lease costs	8,760	16,043
Building improvements	5,584	11,136

Sub-total	16,324	33,198
Partners’ share of capital expenditures	(1,154)	(2,829)

Total	$15,170	$30,369

(1)	Includes all industrial consolidated operating properties and excludes development and renovation projects. Excludes retail and other properties’ square feet of 1,314,533, occupancy of 87.6%, and annualized base rent of $14.6 million.

(2)	In addition to owned square feet as of September 30, 2001, we managed, through our subsidiary, AMB Investment Management, approximately 3.3 million additional square feet of industrial, retail, and other properties. We also have an investment in approximately 4.9 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with lease terms greater than one year.

(4)	Includes second generation leasing costs and building improvements.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and nine month periods ended September 30, 2001:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Square feet in same store pool(1)	60,196,156	60,196,156
% of total square feet	76.8%	76.8%
Occupancy percentage at period end
September 30, 2001	96.5%	96.5%
September 30, 2000	97.2%	97.2%
Tenant retention	65.7%	64.7%
Rent increases on lease commencements	16.8%	32.1%
Square feet leased	2,682,235	6,792,332
Cash basis net operating income growth % increase:
Revenues	5.7%	7.2%
Expenses	2.5%	6.9%
Net operating income	6.7%	7.2%

(1)	Excludes properties purchased or developments stabilized after December 31, 1999.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevalent market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2001, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding as of September 30, 2001:

	Expected Maturity Date

	2001	2002	2003	2004	2005	Thereafter	Total Debt

Fixed rate debt(1)	$12,010	$58,315	$88,301	$86,895	$353,046	$1,240,785	$1,839,352
Average interest rate	8.0%	8.0%	7.8%	8.1%	7.3%	7.5%	7.5%
Variable rate debt(2)	—	$21,816	$125,000	$4,181	—	$9,923	$160,920
Average interest rate	—	4.3%	3.5%	4.3%	—	4.3%	3.7%

(1)	Represents 92.0% of all outstanding debt.

(2)	Represents 8.0% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 37 basis points), then the increase in interest expense on the variable rate debt would be approximately $0.6 million annually.

PART II

Item 1.    Legal Proceedings

      As of September 30, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds

      In September 2001, we repurchased 907,700 shares of our common stock.

      On August 17, 2001, we redeemed 68,092 common limited partnership units of the operating partnership for cash to two individuals. On September 7, 2001, we redeemed 150,000 common limited partnership units of the operating partnership for cash to two individuals. On September 18, 2001, we redeemed 23,700 common limited partnership units of the operating partnership for 23,700 shares of our common stock to an individual. The issuance of the 23,700 shares of our common stock in exchange for the common limited partnership units was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

      On September 21, 2001, the operating partnership issued and sold 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit, for an aggregate offering price of $40.0 million, less a sales commission of $1.1 million, in a private placement. The issuance and sale of the Series J Preferred Units constituted a private placement of securities that was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Series J Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series J Preferred Stock. The Articles Supplementary establishing the rights and preferences of the holders of the Series J Preferences Stock were filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 3, 2001.

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

BUSINESS RISKS

      Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

General Real Estate Risks

There are Factors Outside of Our Control that Affect the Performance and Value of Our Properties

      Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay dividends to our stockholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions such as oversupply of industrial space, or a reduction in demand for industrial space, the attractiveness of our properties to potential customers, competition from other properties, our ability to provide adequate maintenance and insurance, and an increase in operating costs. Periods of economic slowdown or recession in the United States and in other countries, rising interest rates, or declining demand for real estate, or public perception that any of these events may occur would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations.

      Future terrorist attacks in the United States may result in declining economic activity, which could harm the demand for and the value of our properties. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type exposes us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels, and the availability of financing. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

We May Be Unable to Renew Leases or Relet Space as Leases Expire

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 5.3% of our industrial properties (based on annualized base rent) as of September 30, 2001, will expire on or prior to December 31, 2001. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A Significant Number of Our Properties are Located in California

      Our industrial properties located in California as of September 30, 2001, represented approximately 27% of the aggregate square footage of our industrial properties as of September 30, 2001, and 34% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases at September 30, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity.

Some Potential Losses are not Covered by Insurance

      We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Under our current policies, we are insured for acts of terrorism, however, there can be no assurance that we will be able to maintain this coverage in the future. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations. Any such liability could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of September 30, 2001, 267 industrial buildings aggregating approximately 21.0 million square feet (representing 27% of our properties based on aggregate square footage and 34% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Investment Management, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies, and Partnerships

      As of September 30, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of September 30, 2001, we owned approximately 27.0 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture); (2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; (3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s, or partner’s interest or “buy-sell” or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

We May be Unable to Consummate Acquisitions on Advantageous Terms

      We intend to continue to acquire primarily industrial properties. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements necessary for us to bring an acquired property up to market standards may prove inaccurate. In addition, there are general investment risks associated with any real estate investment. Further, we anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly traded real estate investment trusts and private institutional investment funds. We expect that future acquisitions will be financed through a combination of borrowings under our unsecured credit facility, proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units by the operating partnership or its subsidiaries), and proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to acquire additional properties. Our inability to finance any future acquisitions on favorable terms or the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

We May be Unable to Complete Divestitures on Advantageous Terms

      We have decided to divest ourselves of four retail centers and one industrial property, which are not in our core markets of which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Debt Financing

We Could Incur More Debt

      We operate with a policy of incurring debt, either directly or through our subsidiaries, only if upon such incurrence our debt-to-total market capitalization ratio would be approximately 45% or less. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of our capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of our common stock or other outstanding classes of capital stock, and future issuance of shares of our capital stock. However, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate this policy. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

      We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to pay dividends to our stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of September 30, 2001, we had total debt outstanding of approximately $2.0 billion.

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

Rising Interest Rates Could Adversely Affect Our Cash Flow

      As of September 30, 2001, we had approximately $125.0 million outstanding under our Alliance Fund II secured credit facility and we had two secured loans with an aggregate principal amount of $35.9 million, which bear interest at variable rates (with weighted average interest rate of 4.3% at September 30, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

We Are Dependent on External Sources of Capital

      In order to qualify as a real estate investment trust under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs, we rely on third party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including: (1) general market conditions; (2) the market’s perception of our growth potential; (3) our current and potential future earnings and cash distributions; and (4) the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio.

We Could Default on Cross-Collateralized and Cross-Defaulted Debt

      As of September 30, 2001, we had 21 non-recourse secured loans, which are cross collateralized by 41 properties. As of September 30, 2001, we had $430.5 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

Conflicts of Interest

Some of Our Directors and Executive Officers are Involved in Other Real Estate Activities and Investments

      Some of our executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, L.P., a residential housing finance company, and ownership of Aspire Development, Inc. and Aspire Development, L.P., developers that own property not suitable for ownership by us. Aspire Development, Inc. and Aspire Development, L.P. have agreed not to initiate any new development projects not contemplated at our initial public offering in November 1997. These entities have also agreed that they will not make any further investments in industrial properties other than those currently under development at the time of our initial public offering. The continued involvement in other real estate-related activities by some of our executive officers and directors could divert management’s attention from our day-to-day operations. Most of our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

Certain of Our Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

      As of September 30, 2001, Aspire Development, L.P. owns interests in three retail development projects in the U.S., one of which are single freestanding Walgreens drugstores and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Abbey, Moghadam, and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of our executive officers individually own: (1) less than 1% interests in the stocks of certain publicly-traded real estate investment trusts; (2) certain interests in and rights to developed and undeveloped real property located outside the United States; and (3) certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of our board of directors, is a limited partner in a partnership in which Messrs. Abbey, Moghadam, and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, valued at approximately $1.7 million. Messrs. Abbey, Moghadam, and Burke each have a 26.7% interest in the partnership, each valued at approximately $2.2 million.

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

Our Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of All Stockholders

      As of November 2, 2001, our two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and PREEF Real Estate Security Advisors, L.P. (with respect to various client accounts for which PREEF Real Estate Security Advisors, L.P. serves as investment advisor) beneficially owned approximately 13.0% of our outstanding common stock. In addition, our executive officers and directors beneficially owned approximately 5.4% of our outstanding common stock as of November 2, 2001, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

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

      Our charter authorizes us to issue additional shares of common and preferred stock and to establish the preferences, rights, and other terms of any series or class of preferred stock that we issue. Although our board of directors has no intention to do so at the present time, it could establish a series or class of preferred stock that could delay, defer, or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interests of our stockholders.

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

      All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at our option, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 4,987,828 common limited partnership units as of September 30, 2001. As of September 30, 2001, we had reserved 8,175,903 shares of common stock for issuance under our Stock Option and Incentive Plan (not including shares that we have already issued) and, as of September 30, 2001, we had granted to certain directors, officers, and employees options to purchase 7,605,634 shares of common stock (excluding forfeitures and 226,750 shares that we have issued pursuant to the exercise of options). As of September 30, 2001, we had granted 549,739 restricted shares of common stock, 2,392 of which have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed a registration statement with respect to the shares of common stock issuable under our Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership’s limited partnership units.

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

Various Market Conditions Affect the Price of Our Stock

      As with other publicly-traded equity securities, the market price of our stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our stock are the following: (1) the extent of investor interest in us; (2) the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies); (3) our financial performance; (4) general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends; and (5) terrorist activity may adversely affect the markets in which our securities trade, possibly increasing market volatility, and cause further erosion of business and consumer confidence and spending.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit
Number	Description

3.1	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2001).
4.1	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2001).
10.1	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc. and AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2001)
10.2	Fifth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated September 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2001)
10.3	Registration Rights Agreement among AMB Property Corporation, AMB Property, L.P., and the unit holders signatory thereto dated September 21, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2001).
10.4	Revolving Credit Agreement dated as of August 23, 2001, among AMB Institutional Alliance Fund II, L.P. and AMB Institutional Alliance REIT II, Inc., the banks and financial institutions listed therein, Bank of America, N.A. as Administrative Agent, Dresdner Bank AG, as Syndication Agent, and Bank One, NA, as Documentation Agent.

      (b)  Reports on Form 8-K:

•	The Registrant filed a Current Report on Form 8-K on September 18, 2001, in connection with the issuance of $25.0 million in senior unsecured notes by AMB Property, L.P. under its medium-term note program.

•	The Registrant filed a Current Report on Form 8-K on October 3, 2001, in connection with the issuance and sale by AMB Property, L.P. of 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and the filing by the Registrant Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock.

•	The Registrant filed a Current Report on Form 8-K on October 16, 2001, in connection with its third quarter 2001 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMB PROPERTY CORPORATION
Registrant

By:	/s/ MICHAEL A. COKE

Michael A. Coke
Chief Financial Officer and
Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 12, 2001

EXHIBITS INDEX

Exhibit
Number	Exhibit List

3.1	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2001).
4.1	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2001).
10.1	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc. and AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2001)
10.2	Fifth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated September 21, 2001 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2001)
10.3	Registration Rights Agreement among AMB Property Corporation, AMB Property, L.P., and the unit holders signatory thereto dated September 21, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2001).
10.4	Revolving Credit Agreement dated as of August 23, 2001, among AMB Institutional Alliance Fund II, L.P. and AMB Institutional Alliance REIT II, Inc., the banks and financial institutions listed therein, Bank of America, N.A. as Administrative Agent, Dresdner Bank AG, as Syndication Agent, and Bank One, NA, as Documentation Agent.