Form 10-K
period 2001-12-31
AMB PROPERTY CORP
filed 2002-04-01
CIK 1045609

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-13545

AMB Property Corporation

(Exact name of Registrant as specified in its charter)

Maryland	94-3281941
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)
(415) 394-9000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value 8 1/2% Series A Cumulative Redeemable Preferred Stock (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of common shares held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange) on March 20, 2002, was $2,312,576,459.

      As of March 20, 2002, there were 84,063,121 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference the Registrant’s Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market For Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial and Other Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2000 and 1999
Item 7a. Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Items 10, 11, 12 and 13.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
First Amendment to the Fifth Amended and Restated
First Amendment to Tenth Amended and Restated
Third Amended and Restated 1997 Stock Option
Amendment No. 1 to the Third Amended and Restated
2002 Stock Option and Incentive Plan
Second Amendment to Tenth Amended and Restated
Exhibit 10.26
Subsidiaries of AMB Property Corporation
Consent of Arthur Andersen LLP
Letter, dated March 28, 2002,

PART I

Item 1.	Business

General

      AMB Property Corporation, a Maryland corporation, is one of the leading owners and operators of industrial real estate nationwide. Our investment strategy is to become a leading provider of High Throughput Distribution, or HTD, properties located near key passenger and cargo airports, highway systems and ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. Within each of our markets, we focus our investments in in-fill submarkets. In-fill sub-markets are characterized by supply constraints on the availability of land for competing projects as well as by having physical, political, or economic barriers to new development. High Throughput Distribution facilities are designed to serve the high-speed, high-value freight handling needs of today’s supply chain, as opposed to functioning as long-term storage facilities. We believe that the growth of the airfreight and ocean-going container business and the outsourcing of supply chain management to third party logistics companies are indicative of the changes that are occurring in the supply chain and the manner in which goods are distributed. In addition, we believe that inventory levels as a percentage of final sales are falling and that goods are moving more rapidly through the supply chain. As a result, we intend to focus our investment activities primarily on industrial properties that we believe will benefit from these changes.

      As of December 31, 2001, we owned and operated 905 industrial buildings and seven retail centers, totaling approximately 81.6 million rentable square feet, located in 26 markets nationwide. As of December 31, 2001, our industrial and retail properties were 94.5% and 89.3% leased, respectively. As of December 31, 2001, through our subsidiary, AMB Capital Partners, LLC, we also managed industrial buildings and retail centers, totaling approximately 2.7 million rentable square feet on behalf of various clients. In addition, we have invested in 40 industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

      As of December 31, 2001, we had seven retail centers and three industrial properties, which were held for divestiture. During 2001, we disposed of 26 industrial buildings and two retail buildings, aggregating approximately 3.2 million rentable square feet, for an aggregate price of $193.4 million. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply constrained markets in the U.S. and internationally that better fit our current investment focus.

      Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. We refer to AMB Property, L.P. as the “operating partnership”. As of December 31, 2001, we owned an approximate 94.4% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

      We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ending December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our administrative and management functions, rather than our relying on an outside manager for these services. Our principal executive office is located at Pier 1, Bay 1, San Francisco, CA 94111, and our telephone number is (415) 394-9000. We also maintain a regional office in Boston, Massachusetts. As of December 31, 2001, we employed 179 individuals, 134 at our San Francisco headquarters and 45 in our Boston office.

      Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to AMB Property Corporation, the operating partnership and the other controlled subsidiaries, and the references to AMB Property Corporation include the operating partnership and the other controlled subsidiaries. The following marks are our registered trademarks: AMB®; Customer Alliance Partners®; Customer Alliance Program®;

Development Alliance Partners®; Development Alliance Program®; eSpace®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management Alliance Program®; UPREIT Alliance Partners®; and UPREIT Alliance Program®. The following marks are our unregistered trademarks: Broker Alliance PartnersTM; Broker Alliance ProgramTM; HTDTM; High Throughput DistributionTM; iSpaceTM; Strategic Alliance PartnersTM; and Strategic Alliance ProgramsTM.

Co-investment Joint Ventures

      Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects. As of December 31, 2001, we had investments in five co-investment joint ventures with a gross book value of $1.3 billion, which are consolidated for financial reporting purposes and which are discussed below. We believe that our co-investment program will also continue to serve as a source of capital for acquisitions and developments.

      The operating partnership is the managing general partner of AMB Institutional Alliance Fund I, L.P. and, together with one of our other affiliates, owned, as of December 31, 2001, approximately 21% of the partnership interests in the Alliance Fund I. The Alliance Fund I is a co-investment partnership between us and AMB Institutional Alliance REIT I, Inc., a limited partner of the Alliance Fund I, which includes 15 institutional investors as stockholders. The Alliance Fund I is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with anticipated debt financings and our investment, creates a total capitalization of $378.0 million.

      We formed AMB Partners II, L.P. with the City and County of San Francisco Employees’ Retirement System to acquire, develop, and redevelop distribution facilities nationwide. On February 14, 2001, AMB Partners II received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. The operating partnership is the managing general partner of AMB Partners II and owned, as of December 31, 2001, 50% of AMB Partners II.

      We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $335.0 million. The operating partnership is the managing general partner of AMB-SGP and owned, as of December 31, 2001, approximately 50.3% of AMB-SGP.

      We formed AMB Institutional Alliance Fund II, L.P., in which AMB Alliance REIT II, Inc. became a partner on June 28, 2001. The operating partnership is the managing general partner and, together with one of our other affiliates, owned, as of December 31, 2001, approximately 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between us and AMB Institutional Alliance REIT II, Inc., a limited partner of the Alliance Fund II, which includes 12 institutional investors as stockholders as of December 31, 2001. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund II had received equity commitments from third party investors totaling $195.4 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $488.0 million.

      The operating partnership, together with one of our other affiliates, owns, as of December 31, 2001, approximately 50% of the partnership interests in AMB/ Erie. L.P. or “Erie”. Erie is a co-investment partnership between the operating partnership and various entities related to Erie Indemnity Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, Erie had received equity contributions from third party investors totaling $14.0 million, which, when combined with debt financings and the Company’s investment, created a total capitalization of $129.0 million.

Acquisition and Development Activity

      During 2001, we invested $428.3 million in operating properties, consisting of 65 industrial buildings aggregating approximately 6.8 million square feet, including the investment of $219.5 million in 36 industrial buildings, aggregating approximately 3.8 million square feet, for three of our co-investment joint ventures.

      During 2001, we also contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. During 2001, we recognized gains of $17.8 million on the contributions, which represents the portion of the contributed properties acquired by our third-party co-investors..

      As of December 31, 2001, we and our co-investment partners had in our development pipeline: (1) 12 industrial projects, which will total approximately 3.1 million square feet and have a total estimated investment of $154.4 million upon completion; and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $50.0 million upon completion. As of December 31, 2001, we and our Development Alliance Partners have funded an aggregate of $127.3 million and will need to fund an estimated additional $77.1 million in order to complete projects currently under construction.

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

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on re-tenanted space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of December 31, 2001, our industrial properties and retail centers were 94.5% leased and 89.3% leased, respectively. During 2001, we increased average industrial base rental rates (on a cash basis) by 20.4% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, and percentage rents. During 2001, we also increased same-store net operating income by 6.3% on our industrial properties.

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

      We are generally in various stages of negotiations for a number of acquisitions and dispositions, which may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios, and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or equity securities by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries), proceeds from divestitures of properties, and assumption of debt related to the acquired properties.

Growth Through Development

      We believe that renovation and expansion of properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development, or properties that are well located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We believe that we have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, and we eliminate the need and expense of an in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner’s interest in the joint venture.

Growth Through Co-Investments

      We co-invest with third party partners (some of whom may be clients of AMB Capital Partners, LLC, to the extent such clients commit new investment capital), through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each third party whereby we will own at least a 20% interest in all ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so.

Growth Through Developments for Sale

      The operating partnership, through a wholly-owned subsidiary, Headlands Realty Corporation, conducts a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. During 2001, we completed and sold two value-added conversion projects for a net gain of $13.2 million. As of December 31, 2001, we were developing two projects for sale to third parties.

AMB Capital Partners

      AMB Capital Partners, LLC provides real estate investment management services on a fee basis to clients. On December 31, 2001, AMB Investment Management, Inc. was reorganized through a series of related transactions into AMB Capital Partners. On May 31, 2001, the operating partnership began consolidating its investment in AMB Investment Management by acquiring 100% of its common stock for $0.3 million. Prior to May 31, 2001, the operating partnership owned 100% of AMB Investment Management’s non-voting preferred stock (representing a 95% economic interest therein) and reflected its investment using the equity method.

BUSINESS RISKS

      See: “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” for a complete discussion of the various risks that could adversely affect us.

Item 2.     Properties

      We operate industrial and retail properties nationwide and manage our business both by property type and by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of December 31, 2001, we operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. As of December 31, 2001, we operated retail properties in Miami, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. See “Item 14. Note 17 of Notes to Consolidated Financial Statements” for segment information related to our operations.

INDUSTRIAL PROPERTIES

      As of December 31, 2001, we owned 905 industrial buildings aggregating approximately 81.6 million rentable square feet, located in 26 markets nationwide. Our industrial properties accounted for $494.9 million, or 96.8%, of our total annualized base rent as of December 31, 2001. Our industrial properties were 94.5% leased to over 2,900 customers, the largest of which accounted for no more than 1.3% of our annualized base rent from our industrial properties.

      Property Characteristics. Our industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings. The following table identifies type and characteristics of our industrial buildings:

Building Type	Description	% of Portfolio

Warehouse	15,000-75,000 SF, single or multi-customer	40.3%
Bulk Warehouse	Over 75,000 SF, single or multi-customer	37.8%
Flex Industrial	May include assembly or R&D, single or multi-customer, higher parking ratios	9.6%
Light Industrial	Smaller customers, 15,000 SF or less, higher office finish	7.3%
Trans-Shipment	Unique configurations for truck terminals and specialized cross-docking	1.8%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	1.6%
Office	Single or multi-customer, used strictly for office	1.5%

      Lease Terms. Our industrial properties are typically subject to lease on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, and operating costs, or are subject to leases on a “modified gross basis,” in which customers pay expenses over certain threshold levels. Lease terms typically range from three to ten years, with an average of six years, excluding renewal options. The majority of the industrial leases do not include renewal options.

      Overview of Major Target Markets. Our industrial properties are located near key passenger and air cargo airports, key interstate highways, and sea ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey, the San Francisco Bay Area, Southern California, Miami, and Seattle. We believe our industrial properties’ strategic location, transportation network and infrastructure, and large consumer and manufacturing bases support strong demand for industrial space.

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

Industrial Market Operating Statistics

      As of December 31, 2001, we operated in eight hub and gateway markets, in addition to 18 other markets nationwide. The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated) and properties under development.

				No. New	San				Total	Total
			Dallas/	Jersey/	Francisco	Southern			Hub	Other
	Atlanta	Chicago(1)	Ft. Worth	New York	Bay Area	California(2)	Miami	Seattle	Markets	Markets	Total

Square feet owned	6,010,428	8,101,685	5,589,196	6,047,153	11,192,942	11,904,910	4,432,368	3,763,469	56,952,144	24,598,736	81,550,880
Occupancy Percentage	91.0%	95.8%	96.8%	91.8%	94.9%	95.9%	94.9%	88.2%	94.2%	95.2%	94.5%
Annualized base rent (000’s)	$24,372	$35,097	$25,942	$38,372	$99,624	$64,589	$31,958	$19,812	$339,766	$123,651	$463,417
Annualized base rent per square foot	$4.46	$4.52	$4.79	$6.91	$9.38	$5.66	$7.76	$5.97	$6.33	$5.28	$6.01
Lease expirations as a percentage of ABR:(3) 2002	15.8%	11.0%	18.5%	9.7%	11.4%	14.0%	21.9%	17.1%	13.7%	18.4%	14.9%
2003.	14.5%	26.9%	17.2%	21.7%	13.6%	17.8%	12.0%	29.0%	17.5%	12.9%	16.3%
2004.	16.5%	17.0%	17.6%	14.1%	15.0%	18.4%	21.4%	20.7%	16.9%	13.6%	16.0%
Weighted average lease terms
Original	5.3 years	6.7 years	5.6 years	6.4 years	5.9 years	6.6 years	5.9 years	5.3 years	6.1 years	6.8 years	6.3 years
Remaining	3.1 years	2.9 years	2.9 years	3.5 years	3.1 years	3.4 years	2.9 years	2.5 years	3.1 years	3.6 years	3.3 years
Tenant Retention (year-to-date)	69.9%	84.4%	71.7%	65.2%	34.4%	73.5%	62.9%	77.0%	67.6%	65.2%	66.8%
Rent increases on renewals and rollovers	0.5%	8.3%	7.6%	12.9%	56.2%	20.6%	-4.3%	9.1%	21.3%	19.1%	20.4%
Square feet leased	772,074	1,496,943	833,228	481,766	1,385,835	1,075,779	1,100,524	812,412	7,958,561	3,988,612	11,947,173
Same store cash basis NOI growth	-4.9%	1.1%	9.7%	3.1%	23.7%	4.3%	-0.5%	-0.4%	8.1%	2.6%	6.3%
Square feet owned in same store pool(4)	4,258,623	6,942,817	4,737,897	3,652,692	7,563,658	5,625,212	2,193,976	3,479,316	38,454,191	21,711,246	60,165,437

(1)	We also have an ownership interest in 36 industrial buildings totaling 4.0 million square feet in the Chicago market through our investment in an unconsolidated joint venture.

(2)	We also have an ownership interest in 4 industrial buildings totaling 0.9 million square feet in the Southern California market through an unconsolidated joint venture.

(3)	Calculated as monthly rent at expiration multiplied by 12.

(4)	Same store pool as of December 31, 2001, excludes properties purchased or developments stabilized after December 31, 1999.

Industrial Property Summary

      As of December 31, 2001, our 905 industrial buildings were diversified across 26 markets nationwide. The average age of our industrial properties is 20 years (since the property was built or substantially renovated).

The following table represents properties in which we own a fee simple interest or a controlling interest (consolidated), and excludes properties in which we only own a non-controlling interest (unconsolidated).

		Total	Percentage			Percentage		Annualized
		Rentable	of Total		Annualized	of Total		Base Rent
	Number of	Square	Rentable	Percentage	Base Rent	Annualized	Number	per Leased
Industrial Properties	Buildings	Feet(3)	Square Feet	Leased	(000’s)	Base Rent	of Leases	Square Foot

Hub and Gateway Markets:
Atlanta	55	6,010,428	7.4%	91.0%	$24,372	5.3%	171	$4.46
Chicago(1)	91	8,101,685	9.9	95.8	35,097	7.6	190	4.52
Dallas/ Ft. Worth	65	5,589,196	6.9	96.8	25,942	5.6	211	4.79
Northern New Jersey/ New York City	67	6,047,153	7.4	91.8	38,372	8.3	228	6.91
San Francisco Bay Area	142	11,192,942	13.7	94.9	99,624	21.5	386	9.38
Southern California(2)	144	11,904,910	14.6	95.9	64,589	13.9	352	5.66
Miami	42	4,342,361	5.3	94.9	31,958	6.9	219	7.76
Seattle	42	3,763,469	4.6	88.2	19,812	4.3	163	5.97

Subtotal/ Weighted Average	648	56,952,144	69.8	94.2	339,766	73.4	1,920	6.33
Other Markets:
Austin	9	1,365,873	1.7	93.5	9,754	2.1	28	7.64
Baltimore/ Washington D.C.	60	3,790,944	4.6	96.3	28,704	6.2	279	7.86
Boston	39	4,632,528	5.7	99.6	22,866	4.9	56	4.96
Charlotte	10	729,836	0.9	55.4	1,665	0.4	24	4.12
Cincinnati	6	812,053	1.0	92.7	2,587	0.6	12	3.44
Columbus	2	465,433	0.6	100.0	1,415	0.3	2	3.04
Houston	28	2,788,474	3.4	92.8	9,907	2.1	136	3.83
Memphis	17	1,883,845	2.3	98.6	9,537	2.1	47	5.13
Minneapolis	42	4,441,909	5.5	96.9	17,836	3.8	204	4.14
New Orleans	5	411,689	0.5	99.7	2,004	0.4	47	4.88
Newport News	1	60,215	0.1	100.0	745	0.2	3	12.37
Orlando	19	1,845,494	2.3	96.0	7,476	1.6	85	4.22
Portland	5	676,104	0.8	98.4	2,816	0.6	10	4.23
San Diego	5	276,167	0.3	86.8	1,974	0.4	19	8.23
Other On-Tarmac	9	418,172	0.5	86.4	4,365	0.9	36	12.08

Subtotal/ Weighted Average	257	24,598,736	30.2	95.2	123,651	26.6	988	5.28

Total/ Weighted Average	905	81,550,880	100.0%	94.5%	$463,417	100.0%	2,908	$6.01

(1)	We also have an ownership interest in 36 industrial buildings totaling 4.0 million square feet in the Chicago market through our investment in an unconsolidated joint venture.

(2)	We also have an ownership interest in 4 industrial buildings totaling 0.9 million square feet in the Southern California market through our investment in an unconsolidated joint venture.

(3)	In addition to owned square feet as of December 31, 2001, we manage, through our subsidiary, AMB Capital Partners, 2.0 million, 0.6 million, and 0.1 million additional square feet of industrial, retail, and other properties, respectively.

Industrial Property Lease Expirations

      The following table summarizes the lease expirations for our industrial properties for leases in place as of December 31, 2001, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations.

		Annualized	Percentage of
	Rentable	Base	Annualized
	Square	Rent	Base
Year of Lease Expiration(1)	Feet	(000s)(2)	Rent

2002(3)	13,350,901	$73,908	14.9%
2003	14,728,382	80,699	16.3
2004	12,906,827	79,341	16.0
2005	11,288,977	74,129	15.0
2006	8,784,213	57,282	11.6
2007	5,079,752	32,259	6.5
2008	3,435,363	17,830	3.6
2009	2,473,353	15,053	3.1
2010	1,878,760	27,908	5.6
Thereafter	3,116,389	36,448	7.4

Total/ Weighted Average	77,042,917	$494,857	100.0%

(1)	Schedule includes executed leases that commence after December 31, 2001. Schedule excludes leases expiring December 31, 2001.

(2)	Calculated as monthly rent at expiration multiplied by 12.

(3)	Includes month-to-month leases and hold-over customers.

Customer Information

      Largest Property Customers. Our 25 largest industrial property customers by annualized base rent are set forth in the table below.

			Percentage of		Percentage of
	Number	Aggregate	Aggregate		Aggregate
	of	Rentable	Leased	Annualized	Annualized
Industrial Customer Name(1)	Leases	Square Feet	Square Feet(2)	Base Rent	Base Rent(3)

FedEx Corporation	27	586,238	0.7%	$6,251	1.3%
International Paper Company	7	557,299	0.7	4,353	0.9
Abgenix, Inc.	2	97,887	0.1	3,489	0.7
Harmonic Inc.	2	198,480	0.3	3,481	0.7
United Liquors, Ltd.	2	755,000	1.0	3,286	0.7
Hyseq, Inc.	3	59,300	0.1	3,176	0.7
Novera Optics, Inc.	1	55,610	0.1	2,776	0.6
Wells Fargo and Company	5	215,052	0.3	2,663	0.6
Integrated Airline Services(4)	4	231,161	0.3	2,595	0.5
County of Los Angeles(5)	9	168,519	0.2	2,586	0.5
CNF Inc.	11	358,165	0.5	2,307	0.5
Forward Air Corporation	7	344,765	0.4	2,212	0.5
Exel plc	7	520,404	0.7	2,168	0.5
Applied Materials, Inc.	1	290,557	0.4	2,152	0.4
Iron Mountain Records Management	9	415,008	0.5	2,106	0.4
Acer America Corporation	4	261,932	0.3	2,067	0.4
United States Government(4)(6)	11	421,063	0.5	2,065	0.4
Cirrus Logic	1	48,384	0.1	2,032	0.4
FMI International	2	367,771	0.5	1,999	0.4
Danzas AEI International	6	288,476	0.4	1,965	0.4
AM Cosmetics Inc.	1	326,500	0.4	1,954	0.4
Airborne Express(4)	7	242,967	0.3	1,950	0.4
NCS Pearson	1	226,076	0.3	1,919	0.4
Johnson & Johnson	4	129,449	0.2	1,918	0.4
Rite Aid Corporation	3	550,116	0.7	1,883	0.4

Total		7,716,179	9.9%	$65,353	13.6%

(1)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(2)	Computed as aggregate leased square feet divided by the aggregate leased square feet of the industrial and retail properties.

(3)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of the industrial and retail and other properties.

(4)	Apron rental amount (but not square footage) are included.

(5)	County of Los Angeles includes Children’s Services, the Fire Department, the District Attorney’s Office, the Sheriff, and the Unified School District.

(6)	United States Government includes the United States Postal Service (USPS), U.S. Customs, and the United States Department of Agriculture (USDA).

OPERATING AND LEASING STATISTICS

Total Industrial Portfolio Summary

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the years ended December 31, 2001, 2000, and 1999.

Industrial Operating and Leasing Statistics (1)

	2001	2000	1999

Square feet owned at December 31(2)	81,550,880	77,795,989	65,194,364
Occupancy percentage at December 31	94.5%	96.4%	95.9%
Weighted average lease term:
Original	6.3 years	6.4 years	6.4 years
Remaining	3.3 years	3.5 years	3.5 years
Tenant retention	66.8%	59.0%	72.0%
Rent increases on renewals and rollovers	20.4%	25.6%	12.9%
SF leased	11,947,173	11,940,560	7,567,062
Second generation tenant improvements and leasing commissions per sq. ft.:
Renewals	$0.99	$1.22	$1.22
Re-tenanted(3)	3.25	2.27	2.74

Weighted average(3)	$2.05	$1.86	$1.64

Recurring capital expenditures:
Tenant improvements	$8,168	$10,237	$10,515
Lease commissions and other lease costs	19,822	17,679	10,430
Building improvements	19,852	11,031	5,521

Sub-total	47,842	38,947	26,466
JV Partners’ share of capital expenditures	(5,824)	(3,323)	(1,576)

Our share of recurring capital expenditures	$42,018	$35,624	$24,890

(1)	Includes all consolidated operating properties and excludes development and renovation projects.

(2)	In addition to owned square feet as of December 31, 2001, we manage, through our subsidiary, AMB Capital Partners, 2.7 million additional square feet of industrial, retail, and other properties. We also have investments in 4.9 million square feet of industrial properties through our investments in unconsolidated joint ventures.

(3)	Consists of all leases renewing or re-tenanting with lease terms greater than one year.

Industrial Same Store Operating Statistics

      The following table summarizes key operating and leasing statistics for our same store properties as of and for the years ended December 31, 2001, 2000, and 1999. For an explanation of our same store properties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

	2001	2000	1999

Square feet in same store pool	60,165,437	52,145,350	35,128,748
% of total industrial square feet	73.8%	68.8%	53.8%
Occupancy percentage at period end	94.6%	96.8%	96.2%
Tenant retention	64.5%	59.2%	69.2%
Rent increases on renewals and rollovers	23.5%	27.0%	12.8%
SF leased	9,964,366	9,868,579	4,994,868
Cash basis net operating income growth % increase
Revenues	6.4%	7.3%	4.3%
Expenses	6.9%	3.5%	(0.6)%
NOI	6.3%	8.5%	5.9%

RETAIL PROPERTIES

      At December 31, 2001, we owned ten retail centers aggregating approximately 1.3 million rentable square feet. Our retail properties accounted for $16.1 million, or 3.2%, of annualized base rent at December 31, 2001. Our retail properties were 89.3% leased to over 160 customers. Our retail properties have an average age of nine years since they were built, expanded, or renovated.

      During 2001, we sold two retail properties totaling approximately 0.3 million rentable square feet. As of December 31, 2001, we had seven retail centers, aggregating approximately 1.3 million rentable square feet, held for divestiture.

Retail Property Summary

      The following table sets forth the rentable square footage of our retail centers as of December 31, 2001, and represents properties in which we own a fee simple interest or a controlling interest (consolidated). Around Lenox, Howard & Western, Mazzeo Drive, Northridge Plaza, Palm Aire, Springsgate, and The Plaza at Delray are all properties held for divestiture as of December 31, 2001.

					Annualized
	Total		Annualized		Base Rent
	Rentable	Percentage	Base Rent	Number	per Leased
Retail Properties	Square Feet	Leased	(000’s)(1)	of Leases	Square Foot(2)

Around Lenox(3)(4)	121,517	71.9%	$2,139	16	$24.47
Beacon Center	150,245	100.0	2,395	8	15.94
Charles & Chase	48,000	100.0	300	1	6.25
Howard & Western(4)	88,544	88.0	1,088	10	13.97
Mazzeo Drive(4)	88,420	100.0	717	1	8.11
Northridge Plaza(3)(4)	229,010	90.7	3,190	34	15.35
Novato Fair Shopping Center(3)	126,069	93.3	955	18	8.12
Palm Aire(3)(4)	130,865	100.0	1,709	29	13.06
Springs Gate(3)(4)	n/a	n/a	n/a	n/a	n/a
The Plaza at Delray(3)(4)	331,863	80.2	3,559	43	13.37

Total/ Weighted Average	1,314,533	89.3%	$16,052	160	$13.67

(1)	Annualized base rent means the monthly contractual amount under existing leases at December 31, 2001, multiplied by 12. This amount excludes expense reimbursements, rental abatements, and percentage rents.

(2)	Calculated as total Annualized Base Rent divided by total rentable square feet actually leased as of December 31, 2001.

(3)	We hold an interest in this property through a joint venture interest in a limited partnership.

(4)	This property is held for divestiture.

Development Pipeline

      The following table sets forth the properties owned by us as of December 31, 2001, which were undergoing renovation, expansion, or new development. No assurance can be given that any of such projects will be completed on schedule or within budgeted amounts.

Industrial Development and Renovation Deliveries

				Estimated	Estimated	Estimated	Our
			Development	Stabilization	Square Feet	Total	Ownership
Project		Location	Alliance Partner™	Date	at Completion	Investment(1)	Percentage

	(Dollars in thousands)
2002 Deliveries
1.	Portland Air Cargo	Portland, OR	Trammell Crow Company	February	159,000	$12,800	95%
2.	Van Nuys (Buildings 3 - 6)	Van Nuys, CA	Trammell Crow Company	February	315,000	23,000	95%
3.	Monte Vista Spectrum	Chino, CA	Majestic Realty	June	577,000	23,200	50%
4.	Cabot Business Park (Lot 1 - 2)	Mansfield, MA	National Development of NE	June	114,000	14,600	90%
5.	Dulles Airport park (Phase I)	Dulles, VA	Seefried Properties	July	168,000	12,000	21%
6.	Suwanee Creek (Phase IV) )	Atlanta, GA	Seefried Properties	August	233,000	7,600	100%
7.	Airport South Building 800	College Park, GA	Seefried Properties	September	60,000	3,200	50%
8.	Airport South Building 900	College Park, GA	Seefried Properties	September	30,000	1,700	50%
9.	Southfield Logistics Center(3)	Forest Park, GA	None	October	799,000	17,600	21%
10.	Airport South Building 400	College Park, GA	Seefried Properties	December	103,000	4,800	50%

	Total 2002 Deliveries				2,558,000	120,500	64%
	% Pre-leased/funded-to-date(2)				61%	$91,900
2003 Deliveries
11.	Carson Town Center, SE	Carson, CA	Mar Ventures	May	349,000	23,100	95%
12.	Houston Air Cargo	Houston, TX	Trammell Crow Company	October	156,000	10,800	19%

	Total 2003 Deliveries				505,000	33,900	71%

	% Pre-leased/funded-to-date(2)				14%	$9,300
	Total Scheduled Deliveries(1)				3,063,000	$154,400	66%

	% Pre-leased/funded-to-date(2)				54%	$100,300

(1)	Represents total estimated cost or renovation, expansion, or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on our current estimates and forecasts and are subject to change. Excludes 268 acres of land and other acquisition-related costs totaling approximately $44.3 million.

(2)	As of December 31, 2001, our share of such amounts funded to date was $57.8 million and $8.5 million, respectively, for a total of $66.3 million funded to date.

(3)	Represents a renovation project.

HEADLANDS REALTY CORPORATION(1)

Development Projects Held for Sale

		Development	Estimated	Estimated	Estimated	Our
		Alliance	Stabilization	Square Feet at	Total	Ownership
Project(2)	Market	PartnerTM	Date	Completion	Investment(3)	Percentage

	(Dollars in thousands)
Development Properties Value-Added Conversion(4)
None
Build-to-Sell(5)
1. Novato Fair Shopping Center	SF Bay Area	AIG	August 2002	134,000	$15,700	50%
2. Carson Town Center SW	Southern California	Mar Ventures	July 2003	431,000	34,300	100%

Total Build-to-Sell Properties				565,000	50,000	84%

% Pre-leased/funded-to-date(6)				32%	27,000
Total Scheduled Deliveries				565,000	$50,000	84%

% Pre-leased/funded-to-date(6)				32%	27,000

(1)	Headlands Realty Corporation is a wholly-owned taxable REIT subsidiary.

(2)	Headlands Realty Corporation intends to sell these properties within two years of completion.

(3)	Represents total estimated cost of renovation, expansion, or development, including initial acquisition costs, debt and equity carry, and partner earnouts. The estimates are based on the Company’s current estimates and forecasts and are subject to change.

(4)	Represents existing properties or land that Headlands Realty is leasing from the operating partnership and is upgrading for sale to a third party.

(5)	Represents build-to-suit and speculative development or redevelopment.

(6)	As of December 31, 2001, our share of amounts funded to date was $20.5 million.

Properties Held Through Joint Ventures, Limited Liability Companies, and Partnerships

Consolidated:

      As of December 31, 2001, we held interests in joint ventures, limited liability companies, and partnerships with third parties, which are consolidated in our consolidated financial statements. Such investments are consolidated because: (1) we own a majority interest; or (2) we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing. Under the agreements governing the joint ventures, we and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of joint venture interests by us or the other party to the joint venture and provide certain rights to us or the other party to the joint venture to sell its interest to the joint venture or to the other joint venture partner on terms specified in the agreement. All of the joint ventures terminate in 2024 or later, but may end earlier if a joint venture ceases to hold any interest in or have any obligations relating to the property held by the joint venture. See “Item 14. Note 10 of the Notes to Consolidated Financial Statements.”

Industrial Consolidated Joint Ventures

	Our					JV Partners’
	Ownership	Number of	Square	Gross Book		Share
Joint Ventures	Percentage	Buildings	Feet(1)	Value(2)	Debt	of Debt

	(Dollars in thousands)
Operating Properties:
Co-investment joint ventures:
AMB-SGP(3)	50%	59	6,783,749	$304,902	$206,790	$103,395
AMB Institutional Alliance Fund I(4)	21%	100	4,947,862	356,298	155,856	124,090
AMB Erie(5)	50%	52	3,855,178	195,218	101,431	50,941
AMB Partners II(6)	50%	47	3,637,122	184,426	113,485	58,492
AMB Institutional Alliance Fund II(4)	20%	33	3,600,936	223,184	208,215	166,572

Total co-investment joint ventures	37%	291	22,824,847	1,264,028	785,777	503,490
Other Joint Ventures	92%	33	2,778,065	233,124	48,814	2,626

Total Operating Properties	45%	324	25,602,912	1,497,152	835,591	506,116

Development Alliance Joint Ventures:
AMB Institutional Alliance Fund I(4)	21%	5	1,123,000	29,564	8,453	6,678
AMB Partners II(6)	50%	3	193,000	7,488	—	—
Other Development Alliance Joint Ventures	93%	9	937,000	31,503	—	—

Total Development Alliances	57%	17	2,253,000	68,555	8,453	6,678

Total Industrial Consolidated Joint Ventures	46%	341	27,855,912	$1,565,707	$844,044	$512,794

(1)	For development properties, this represents estimated square feet at completion of development for committed phases of development and renovation projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3)	A co-investment partnership with GIC Real Estate Pte Ltd., the real estate investment subsidiary of the government of Singapore Investment Corporation.

(4)	Represents a co-investment partnership with a private institutional REIT.

(5)	Represents a co-investment partnership with the Erie Insurance Group.

(6)	Represents a co-investment partnership with the City and County of San Francisco Employees’ Retirement System.

Retail Consolidated Joint Ventures

		Our				JV Partners’
		Ownership	Square	Gross Book		Share
Properties	Market	Percentage	Feet(1)	Value(2)	Debt	of Debt

	(Dollars in thousands)
Development Alliance Joint Venture
1. Springs Gate(3)(4)	Miami	100%	—	$10,214	$—	$—

Subtotal		100%	—	10,214	—	—

Other Joint Ventures
2. Around Lenox(3)	Atlanta	90%	121,517	20,925	9,730	973
3. Palm Aire(3)	Miami	100%	130,865	19,905	7,071	1,011
4. Northridge Plaza(3)	Miami	100%	229,010	36,341	—	—
5. Plaza Delray(3)	Miami	98%	331,863	39,165	22,029	4,428

Subtotal			813,255	116,336	38,830	6,412

Total		98%	813,255	$126,550	$38,830	$6,412

(1)	For development properties, this represents estimated square feet at completion of development project.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture entity and excludes net other assets.

(3)	Included as part of retail properties held for divestiture.

(4)	Represents 39 acres of land for future development.

Unconsolidated and Mortgage Investments:

      As of December 31, 2001, we held interests in three equity investment joint ventures that are unconsolidated in our financial statements. The management and control over significant aspects of these investments are with the third party joint venture partner. In addition, as of December 31, 2001, we held two mortgage investments from which we receive interest income.

Unconsolidated Joint Ventures

And Mortgage Investments

			Our	Our	Our
		Total	Net Equity	Ownership	Share
Properties	Market	Square Feet(1)	Investment	Percentage	of Debt

	(Dollars in thousands)
Operating Joint Ventures:
1. Elk Grove Du Page	Chicago	4,046,721	$59,447	56%	$15,300
2. Pico Rivera	Southern California	855,600	9,430	50%	17,084

Total Operating Joint Ventures		4,902,321	68,918	55%	32,084

Development Alliance Joint Venture:
3. Monte Vista Spectrum	Southern California	577,000	2,179	50%	6,844

Total Unconsolidated Joint
Ventures		5,479,321	$71,097	55%	$38,928

			Mortgage
Properties	Market	Maturity	Receivable	Rate

Mortgage Investment
1. Pier 1	SF Bay Area	May 2026	$13,214	13.00%
2. Manhattan Village Shopping Center(2)	Southern California	September 2002	74,000	9.50%

Total Mortgage Investments			$87,214

(1)	Square feet for development alliance joint ventures represents estimated square feet at completion of development project.

(2)	We re-negotiated this mortgage and received a $5.0 million pay-down on the principal balance and increased the interest rate to 9.5% from 8.75% in 2001.

Secured Debt

      As of December 31, 2001, we had $1.2 billion of indebtedness, net of unamortized premiums, secured by deeds of trust on 99 properties. As of December 31, 2001, the total gross investment value of those properties secured by debt was $2.3 billion. Of the $1.2 billion of secured indebtedness, $759.4 million was joint venture debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 14. Note 7 of Notes to Consolidated Financial Statements” included in this report. We believe that as of December 31, 2001, the value of the properties securing the respective obligations in each case exceeded the principal amount of the outstanding obligations.

Item 3.     Legal Proceedings

      As of December 31, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties are the subject, the adverse determination of which we anticipate would have a material adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Shareholder Matters

      Our common stock began trading on the New York Stock Exchange on November 21, 1997, under the symbol “AMB.” As of March 15, 2002, there were approximately 382 holders of record of our common stock (excluding shares held through The Depository Trust Company, as nominee). Set forth below are the high and low sales prices per share of our common stock, as reported on the NYSE composite tape, and the distribution per share paid by us during the period from January 1, 1999, through December 31, 2001.

Year	High	Low	Distribution

2001
1st Quarter	25.56	23.71	0.395
2nd Quarter	25.76	22.90	0.395
3rd Quarter	26.64	23.35	0.395
4th Quarter	26.21	23.30	0.395
2000
1st Quarter	21.50	19.25	0.37
2nd Quarter	23.63	21.25	0.37
3rd Quarter	24.94	23.00	0.37
4th Quarter	26.06	23.25	0.37
1999
1st Quarter	22.94	20.50	0.35
2nd Quarter	23.50	20.56	0.35
3rd Quarter	23.00	20.00	0.35
4th Quarter	21.13	18.13	0.35

Item 6.     Selected Financial and Other Data

SELECTED COMPANY AND PREDECESSOR FINANCIAL AND OTHER DATA

      The following table sets forth selected consolidated historical financial and other data for AMB Property Corporation and its predecessor on an historical basis as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. Prior to November 26, 1997 (our initial public offering date), AMB Property Corporation’s predecessor provided real estate investment management services to institutional investors.

					Pro Forma(1)	Historical(2)
	2001	2000	1999	1998	1997	1997

	(Dollars in thousands, except per share amounts)
Operating Data
Total revenues	$600,845	$480,207	$448,183	$358,887	$284,674	$56,062
Income before minority interests	165,672	165,599	159,321	123,750	103,903	18,885
Net income available to common stockholders	125,053	113,282	167,603	108,954	99,508	18,228
Net income per common share:
Basic(3)	1.49	1.35	1.94	1.27	1.16	1.39
Diluted(3)	1.47	1.35	1.94	1.26	1.15	1.38
Dividends per common share	1.58	1.48	1.40	1.37	1.37	0.13
Other Data
EBITDA(4)	$431,543	$349,353	$318,319	$252,353	$195,218
Operating earnings(5)	93,631	112,138	116,810	108,954	99,508
Funds from operations(6)	213,513	208,651	191,147	170,407	147,409
Cash flows provided by (used in):
Operating activities	288,562	261,175	190,391	177,180	131,621
Investing activities	(363,152)	(726,499)	63,732	(793,366)	(607,768)
Financing activities	127,303	452,370	(240,721)	604,202	553,199
Balance Sheet Data
Investments in real estate at cost	$4,530,711	$4,026,597	$3,249,452	$3,369,060		$2,442,999
Total assets	4,760,893	4,425,626	3,621,550	3,562,885		2,506,255
Total consolidated debt(7)	2,135,664	1,836,276	1,270,037	1,368,196		685,652
Our share of total debt	1,655,386	1,681,161	1,168,218	1,348,107		672,945
Stockholders’ equity	1,752,342	1,767,930	1,829,259	1,765,360		1,668,030

(1)	Pro forma 1997 financial and other data has been prepared as if our formation transactions, our initial public offering, and certain property acquisitions and divestitures in 1997 had occurred on January 1, 1997.

(2)	The historical 1997 results represent our predecessor’s historical financial and other data for the period January 1, 1997 through November 25, 1997. The financial and other data of AMB Property Corporation and the properties acquired in our formation transactions have been included from November 26, 1997 to December 31, 1997.

(3)	Basic and diluted net income per share equals the net income available to common stockholders divided by 84,174,644 and 85,214,066 shares, respectively for 2001; 83,697,170 and 84,155,306 shares, respectively, for 2000; 86,271,862 and 86,347,487 shares, respectively, for 1999; 85,876,383 and 86,235,176 shares, respectively, for 1998; and pro forma net income divided by 85,874,513 and 86,156,556 shares, respectively, for 1997.

(4)	EBITDA is computed as income before divestiture of properties, net of minority interests and impairment charges, and minority interests plus interest expense, income taxes, and depreciation and amortization. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of a real estate investment trust because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a real estate investment trust to incur and service debt and to fund acquisitions and other capital expenditures. Includes our pro rata share of EBITDA in an unconsolidated joint venture. EBITDA is not a measurement of operating performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be indicative of our historical operating results nor our potential future results. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other real estate investment trusts.

(5)	Operating earnings represents income before gains from dispositions of real estate, net of minority interests and impairment reserves on properties held for divestiture and operating properties, less minority interests’ share of net income and preferred stock dividends. It excludes the preferred unit redemption premium. We believe that in addition to cash flows and net income, operating earnings is a useful financial performance measure for assessing the operating performance of a real estate investment trust because, together with net income and cash flows, operating earnings provides investors with an additional basis to evaluate the ability of a real estate investment trust to incur and service debt and to fund acquisitions and other capital expenditures. Operating earnings is not a measurement of operating performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in accordance with accounting principles generally accepted in the United States. Operating earnings may not be indicative of our historical operating results nor our potential future results. While operating earnings is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other real estate investment trusts.

(6)	Funds from Operations, or FFO, is defined as income from operations before minority interest, gains or losses from sale of real estate, and extraordinary losses plus real estate depreciation and adjustment to derive our pro rata share of the FFO of unconsolidated joint ventures, less minority interests’ pro rata share of the FFO of consolidated joint ventures and preferred stock dividends. In accordance with the National Association of Real Estate Investment Trust White Paper on funds from operations, we include the effects of straight-line rents in funds from operations. We believe that funds from operations is an appropriate measure of performance for a real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by accounting principles generally accepted in the United States and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

(7)	Secured debt includes unamortized debt premiums of approximately $6.8 million, $9.9 million, $10.1 million, $15.2 million, and $18.3 million as of December 31, 2001, 2000, 1999, 1998, and 1997, respectively. See Notes 2 and 7 of the notes to consolidated financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	our failure to divest of properties that we have contracted to sell or to timely reinvest proceeds from any such divestitures;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits, and public opposition to these activities);

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	changes in real estate and zoning laws;

•	increases in real property tax rates; and

•	risks of doing business internationally.

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

      We generate revenue primarily from rent received from customers at our properties, including reimbursements from customers for certain operating costs. In addition, our growth is, in part, dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue the acquisition and development of additional properties. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations, including the operating partnership’s obligations as the general partner of the co-investment joint ventures. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      REIT Compliance. We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 1997. We currently intend to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a real estate investment trust. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a real estate investment trust, or that our future operations could cause us to fail to qualify.

Qualification as a real estate investment trust requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These provisions and the applicable treasury regulations are more complicated in our case because we hold our assets through the operating partnership. Legislation, new regulations, administrative interpretations, or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust.

      If we fail to qualify as a real estate investment trust in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which we lost qualification. If we lose our real estate investment trust status, then our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved and we would no longer be required to make distributions to our stockholders. In addition, our annual fee on our unsecured credit facility may increase and certain rights that preferred limited partnership unitholders in our affiliates have to exchange their preferred units for shares of our preferred stock may be triggered.

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income. We evaluated our properties held for divestiture and operating properties for impairment and reduced their carrying value by $18.6 million and $5.9 million in 2001 and 2000, respectively. We believe that there are no additional impairments of the carrying values of our investments in real estate at December 31, 2001.

      Investment in Unconsolidated Joint Ventures. We have non-controlling limited partnership interests in three separate unconsolidated joint ventures. We account for the joint ventures using the equity method of accounting. We have a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. We also have a 50% interest in each of two other operating and development alliance joint ventures. Our net equity investment in these joint ventures is shown as Investment in unconsolidated joint ventures on our consolidated balance sheets.

      Investments in Other Companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. For our investments in private companies, we periodically reviewed our investments to determine if the value of such investments had been permanently impaired. During 2001, we recognized a loss on our investments in other companies totaling $20.8 million, including our investment in Webvan Group, Inc. We had previously recognized gains and losses on our investment in Webvan Group, Inc. as a component of other comprehensive income. As of December 31, 2001, we had realized a loss on 100% of our investments in other companies.

      Rental Revenues. We record rental revenue from long-term operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our bad-debt reserves, then we may have to recognize additional bad debt charges in future periods.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the years ended December 31, 2001 and 2000, the same store industrial properties consisted of properties aggregating approximately 60.2 million square feet. The properties acquired in 2000 consisted of 145 buildings, aggregating approximately 10.5 million square feet, and the properties acquired during 2001 consisted of 65 buildings, aggregating 6.8 million square feet. In 2000, property divestitures consisted of one retail center and 25 industrial buildings, aggregating approximately 2.5 million square feet, and property divestitures during 2001 consisted of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

For the Years Ended December 31, 2001 and 2000

Rental Revenues	2001	2000	$ Change	% Change

	(Dollars in millions)
Same store	$400.2	$376.7	$23.5	6.2%
2000 acquisitions	97.1	25.6	71.5	279.3%
2001 acquisitions	22.8	—	22.8	—
Developments	27.0	14.6	12.4	84.9%
Divestitures	10.9	37.1	(26.2)	(70.6)%
Straight-line rents	10.1	10.2	(0.1)	(1.0)%

Total	$568.1	$464.2	$103.9	22.4%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases on renewals and rollovers, fixed rent increases on existing leases, and reimbursement of expenses, partially offset by lower average occupancies. During 2001, the same store rent increases on industrial renewals and rollovers (cash basis) was 23.5% on 10.0 million square feet leased.

Investment Management and Other Income	2001	2000	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$5.5	$5.2	$0.3	5.8%
Investment management income	11.0	4.3	6.7	155.8%
Interest and other income	16.3	6.5	9.8	150.8%

Total	$32.8	$16.0	$16.8	105.0%

      The $6.7 million increase in investment management income was due primarily to increased asset management and acquisition fees and priority distributions from our co-investment joint ventures. The $9.8 million increase in interest and other income was primarily due to interest income from our mortgage note on the retail center that we sold in 2000 and from interest income resulting from higher average cash balances.

Property Operating Expenses and Real Estate Taxes	2001	2000	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$69.0	$50.6	$18.4	36.4%
Real estate taxes	69.2	57.2	12.0	21.0%

Property operating expenses	$138.2	$107.8	$30.4	28.2%

Same store	$93.2	$87.2	$6.0	6.9%
2000 acquisitions	27.9	7.1	20.8	293.0%
2001 acquisitions	4.4	—	4.4	—
Developments	9.6	4.3	5.3	123.3%
Divestitures	3.1	9.2	(6.1)	(66.3)%

Total	$138.2	$107.8	$30.4	28.2%

      The increase in same store properties’ operating expenses primarily relates to increases in common area maintenance expenses of $2.3 million, real estate taxes of $2.5 million, and insurance expense of $0.8 million.

Other Expenses	2001	2000	$ Change	% Change

Interest, including amortization	$129.0	$90.3	$38.7	42.9%
Depreciation and amortization	111.4	90.4	21.0	23.2%
General and administrative	35.8	23.7	12.1	51.1%

Total	$276.2	$204.4	$71.8	35.1%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased personnel and occupancy costs. In addition, the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001, resulted in an increase in general and administrative expenses of $4.9 million.

      During 2001, we recognized $20.8 million of losses on investments in other companies, related to our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the book value of the investments.

      During 2001, we retired $55.2 million of secured debt prior to maturity primarily in connection with property divestitures and early prepayments. We recognized a net extraordinary loss of $0.6 million related to the early retirement of debt, resulting from prepayment penalties, partially offset by the write-off of debt premiums.

For the Years Ended December 31, 2000 and 1999

Rental Revenues	2000	1999	$ Change	% Change

	(Dollars in millions)
Same store	$314.4	$293.3	$21.1	7.2%
1999 acquisitions	85.1	41.0	44.1	107.6%
2000 acquisitions	28.0	—	28.0	—
Developments	7.0	4.2	2.8	66.7%
Divestitures	19.5	90.4	(70.9)	(78.4)%
Straight-line rents	10.2	10.8	(0.6)	(5.6)%

Total	$464.2	$439.7	$24.5	5.6%

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

Investment Management and Other Income	2000	1999	$ Change	% Change

Equity earnings in unconsolidated joint ventures	$5.2	$4.7	$0.5	10.6%
Investment management and other income	10.8	3.8	7.0	184.2%

Total	$16.0	$8.5	$7.5	88.2%

      The $7.0 million increase in investment management and other income was due primarily to increased acquisition fees from AMB Institutional Alliance Fund I, L.P., interest income, and development fees.

Property Operating Expenses	2000	1999	$ Change	% Change

Rental expenses	$50.6	$51.7	$(1.1)	(2.1)%
Real estate taxes	57.2	56.2	1.0	1.8%

Property operating expenses	$107.8	$107.9	$(0.1)	(0.1)%

Same store	$72.1	$69.6	$2.5	3.6%
1999 acquisitions	20.4	12.2	8.2	67.2%
2000 acquisitions	7.7	—	7.7	—
Developments	2.5	1.8	0.7	38.9%
Divestitures	5.1	24.3	(19.2)	(79.0)%

Total	$107.8	$107.9	$(0.1)	(0.1)%

      The change in same store properties’ operating expenses primarily relates to increases in real estate taxes of $2.0 million for 2000, partially offset by decreases in insurance of $0.6 million.

Other Expenses	2000	1999	$ Change	% Change

Interest expense	$90.3	$88.7	$1.6	1.8%
Depreciation expense	90.4	67.0	23.4	34.9%
General and administrative expense	23.7	25.2	(1.5)	(6.0)%

Total	$204.4	$180.9	$23.5	13.0%

      The increase in interest expense was due primarily to the increase in the outstanding balance under our unsecured credit facility. The increase in depreciation expense was primarily due to lower than normal depreciation expense in 1999 and increases in our investments in real estate. Under the required accounting for assets held for sale, we discontinued depreciation of a substantial portion of our retail portfolio after we committed to dispose of a portion of the portfolio in March 1999. The decrease in general and administrative expenses was due to increased allocations to AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC), partially offset by increased personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion, and renovation of properties will include: (1) cash flow from operations; (2) borrowings under our unsecured credit facility; (3) other forms of secured or unsecured financing; (4) proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); and (5) net proceeds from divestitures of properties. Additionally, we believe that our private capital co-investment program will also continue to serve as a source of capital for acquisitions and developments. We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future.

Capital Resources

      Property Divestitures. In 2001, we divested ourselves of 24 industrial and two retail buildings for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, net of minority interest partners’ share.

      Properties Held for Divestiture. We have decided to divest ourselves of three industrial properties and seven retail centers, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of December 31, 2001, the net carrying value of the properties held for divestiture was $157.2 million.

      Co-investment Joint Ventures. We consolidate the financial position, results of operations, and cash flows of our five co-investment joint ventures. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all of the major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of December 31, 2001, we owned approximately 26.9 million square feet of our properties through these entities. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. The inability to obtain new joint venture partners could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      During 2001, we contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. We recognized a gain of $17.8 million related to these contributions, representing the portion of the contributed properties acquired by the third party co-investors.

      We formed AMB Institutional Alliance Fund II, L.P. to acquire, develop, and redevelop distribution facilities nationwide, in which AMB Institutional Alliance REIT II, Inc. became a partner on June 28, 2001. As of December 31, 2001, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $488.6 million. We are the managing general partner of the Alliance Fund II and owned, as of December 31, 2001, approximately 20% of the co-investment joint venture.

      We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP, L.P. received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $335.0 million. We are the managing general partner of AMB-SGP, L.P. and owned, as of December 31, 2001, approximately 50.3% of the co-investment joint venture.

      We formed AMB Partners II, L.P. with the City and County of San Francisco Employees’ Retirement System to acquire, develop, and redevelop distribution facilities nationwide. On February 14, 2001, Partners II received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $250.0 million. We are the managing general partner of Partners II and owned, as of December 31, 2001, approximately 50% of the co-investment joint venture.

      The operating partnership, together with one of our other affiliates, owns, as of December 31, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. The Alliance Fund I is a co-investment partnership between the operating partnership and AMB Institutional Alliance REIT I, Inc., which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with debt financings and our investment, creates a total capitalization of $378.0 million.

      The operating partnership, together with one of our other affiliates, owns, as of December 31, 2001, approximately 50% of the partnership interests in AMB/ Erie. L.P. Erie is a co-investment partnership between the operating partnership and various entities related to Erie Indemnity Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of December 31, 2001, Erie had received equity contributions from third party investors totaling $13.7 million, which, when combined with debt financings and our investment, created a total capitalization of $129.0 million.

      Credit Facilities. In May 2000, the operating partnership entered into a $500.0 million unsecured revolving credit agreement. We guarantee the operating partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on our credit rating. The operating partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points, which is based on our credit rating. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates. As of December 31, 2001, there was an outstanding balance of $12.0 million on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. At December 31, 2001, the remaining amount available under our unsecured credit facility was $488.0 million (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, the Alliance Fund II obtained a $150.0 million credit facility from Bank of America N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of December 31, 2001, the outstanding balance was $123.5 million and the remaining amount available was $26.5 million. The credit facility is secured by the unfunded capital commitments of the third party investors in the Alliance REIT II and the Alliance Fund II.

      Equity. In December 2001, AMB Property II, L.P., one of our subsidiaries, repurchased all of its outstanding 2,200,000 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units from three institutional investors. The units were redeemed for an aggregate cost of $115.7 million, including accrued and unpaid dividends totaling $1.3 million and a premium of $4.4 million. The Series C Preferred Units had a par value of $110.0 million.

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

      During 2001, we redeemed 223,092 and 635,798 common limited partnership units of the operating partnership for cash and shares of our common stock, respectively.

      Our board of directors approved a stock repurchase program in 1999 for the repurchase of up to $100.0 million worth of our common stock. During 2001, we repurchased 1,392,600 shares of our common stock at an average purchase price of $23.62 per share under the program. Under the program to date, we have repurchased 2,836,200 shares our common stock at an average purchase price of $21.22 per share. Our stock repurchase program expired in December 2001. Our board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of our common stock. The new stock repurchase program expires in December 2003 and no repurchases were made under the new program in 2001.

      Debt. As of December 31, 2001, the aggregate principal amount of our secured debt was $1.2 billion, excluding unamortized debt premiums of $6.8 million. The secured debt bears interest at rates varying from 4.0% to 10.6% per annum (with a weighted average rate of 7.3%) and final maturity dates ranging from February 2002 to June 2023. All of the secured debt bears interest at fixed rates, except for three loans with an aggregate principal amount of $52.4 million as of December 31, 2001, which bear interest at variable rates (with a weighted average interest rate of 3.8% at December 31, 2001).

      In August 2000, the operating partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of December 31, 2001, the operating partnership had issued $380.0 million of medium-term notes under this program, leaving $20.0 million available for issuance. However, on January 14, 2002, the operating partnership issued and sold the remaining $20.0 million of the notes under this program to Lehman Brothers, Inc., as principal. We have guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The operating partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In January 2001, the operating partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. We have guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90% per annum. The operating partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In March 2001, the operating partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. We have guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00% per annum. The operating partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In September 2001, the operating partnership issued and sold $25.0 million of the notes under this program to Lehman Brothers, Inc., as principal. We have guaranteed the notes, which mature on September 6, 2011, and bear interest at 6.75% per annum. The operating partnership used the net proceeds of $24.8 million for general corporate purposes and to acquire and develop additional properties.

      We guarantee the operating partnership’s obligations with respect to the senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay dividends to our stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      Mortgage Receivables. In September 2000, we sold our retail center located in Los Angeles, California. As of December 31, 2001, we carried a 9.50% mortgage note in the principal amount of $74.0 million on the retail center. The maturity date of the mortgage note, which was originally scheduled to mature on October 1, 2001, has been extended to September 30, 2002. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2001, the outstanding balance on the note was $13.2 million.

      In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. At December 31, 2001, our debt-to-total market capitalization ratio was 44.7%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate these policies or circumstances could arise that could render us unable to comply with these policies.

      The tables below summarize our debt maturities and capitalization as of December 31, 2001:

Debt

	REIT	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Total
	Debt(1)	Debt	Securities	Facilities(1)	Debt

	(Dollars in thousands)
2002	$28,193	$68,505	$—	$—	$96,698
2003	76,295	13,577	—	135,500	225,372
2004	65,284	47,607	—	—	112,891
2005	62,826	37,796	250,000	—	350,622
2006	94,965	74,115	25,000	—	194,080
2007	30,198	25,682	55,000	—	110,880
2008	33,619	147,552	175,000	—	356,171
2009	5,176	32,351	—	—	37,527
2010	52,780	71,966	75,000	—	199,746
2011	1,311	167,878	75,000	—	244,189
Thereafter	3,307	72,345	125,000	—	200,652

Subtotal	453,954	759,374	780,000	135,500	2,128,828
Unamortized premiums	5,090	1,746	—	—	6,836

Total consolidated debt	459,044	761,120	780,000	135,500	2,135,664
Our share of unconsolidated joint venture debt(2)	—	38,928	—	—	38,928

Total debt	459,044	800,048	780,000	135,500	2,174,592
Joint venture partners’ share of consolidated joint venture debt	—	(420,406)	—	(98,800)	(519,206)

Our share of total debt	$459,044	$379,642	$780,000	$36,700	$1,655,386

Weighed average interest rate	8.1%	7.1%	7.3%	2.8%	7.1%
Weighed average maturity (in years)	4.7	7.4	7.6	1.6	6.5

(1)	The 2003 maturity includes a $125.0 million credit facility obtained by the Alliance Fund II, which we expect to repay with capital contributions and secured debt proceeds and had an outstanding balance of $123.5 million at December 31, 2001. The operating partnership also has a $500.0 million credit facility that had an outstanding balance of $12.0 million at December 31, 2001.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 6.3% and 7.0 years, respectively.

Market Equity

	Shares/Units
	Outstanding	Market Price	Market Value

	(Dollars in thousands, except share price)
Common stock	83,821,829	$26.00	$2,179,368
Common limited partnership units	4,969,027	26.00	129,195

Total	88,790,856		$2,308,563

Preferred Stock and Units

	Dividend	Liquidation	Redemption
	Rate	Preference	Provisions

	(Dollars in thousands)
Series A preferred stock	8.50%	$100,000	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	19,872	March 2005
Series G preferred units	7.95%	1,000	August 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006

Weighted average/total	8.18%	$384,161

Capitalization Ratios

Total debt-to-total market capitalization	44.7%
Our share of total debt-to-total market capitalization	38.1%
Total debt plus preferred-to-total market capitalization	52.6%
Our share of total debt plus preferred-to-total market capitalization	46.9%
Our share of total debt-to-total book capitalization	44.9%

Liquidity

      As of December 31, 2001, we had approximately $81.7 million in cash, restricted cash, and cash equivalents, and $488.0 million of additional available borrowings under our credit facility. We also had $26.5 million of additional available borrowing under our Alliance Fund II credit facility. To fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements, we intend to use: (1) cash from operations; (2) borrowings under our credit facility; (3) other forms of secured and unsecured financing; (4) proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); (5) proceeds from divestitures of properties; and (6) private capital. The unavailability of capital would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      Our board of directors declared a regular cash dividend for the quarter ending December 31, 2001, of $0.395 per share of common stock and the operating partnership declared a regular cash distribution for the quarter ending December 31, 2001, of $0.395 per common unit. The dividends and distributions were payable on December 24, 2001, to stockholders and unitholders of record on December 14, 2001. The Series A, B, E, F, G, and J preferred stock and unit dividends and distributions were also payable on January 15, 2002, to stockholders and unitholders of record on January 4, 2002. The Series D, H, and I preferred unit distributions were payable on December 25, 2001, to unitholders of record on December 10, 2001. The following table sets forth the dividend payments and distributions for 2001 and 2000:

Security	Paying Entity	2001	2000

Common stock	AMB Property Corporation	$1.58	$1.48
Operating partnership units	Operating Partnership	$1.58	$1.48
Series A preferred stock	AMB Property Corporation	$2.13	$2.13
Series A preferred units	Operating Partnership	$2.13	$2.13
Series B preferred units	Operating Partnership	$4.31	$4.31
Series C preferred units	AMB Property II, L.P	$3.88	$4.38
Series D preferred units	AMB Property II, L.P	$3.88	$3.88
Series E preferred units	AMB Property II, L.P	$3.88	$3.88
Series F preferred units	AMB Property II, L.P	$3.98	$3.09
Series G preferred units	AMB Property II, L.P	$3.98	$1.35
Series H preferred units	AMB Property II, L.P	$4.06	$1.30
Series I preferred units	AMB Property II, L.P	$3.04	n/a
Series J preferred units	Operating Partnership	$1.24	n/a

      The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings, as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of December 31, 2001, we are developing 12 projects representing a total estimated investment of $154.4 million upon completion and two development projects available for sale representing a total estimated investment of $50.0 million upon completion. Of this total, $127.3 million had been funded as of December 31, 2001, and an estimated $77.1 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, and net proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. This could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. We have no other material capital commitments.

      Acquisitions. During 2001, we invested $428.3 million in 65 operating industrial buildings, aggregating approximately 6.8 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

      Lease Commitments. We have entered into operating ground leases on certain land parcels with periods up to 40 years and a lease on a building in New York City. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2001, were as follows (dollars in thousands):

2002	$6,823
2003	7,720
2004	7,921
2005	8,159
2006	8,480
Thereafter	146,335

$185,438

      These operating lease payments are being amortized ratably over the terms of the related leases.

      Captive Insurance Company. We have responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. in December 2001. Arcata will generally provide insurance coverage for losses below the increased deductible under the third party policies. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, if expenses, including losses, are greater than premiums collected, an additional premium, not in excess of the difference, will be charged. Through this structure, we believe that we have been able to obtain insurance for our portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

      Potential Unknown Liabilities. Unknown liabilities may include the following: (1) liabilities for clean-up or remediation of undisclosed environmental conditions; (2) claims of customers, vendors, or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions; (3) accrued but unpaid liabilities incurred in the ordinary course of business; (4) tax liabilities; and (5) claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

     Funds From Operations

      We believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate measure of performance for a real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by generally accepted accounting principles in the United States and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

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

      The following table reflects the calculation of funds from operations for the years ended December 31, (dollars in thousands):

	2001	2000	1999

Income before minority interests	$165,672	$165,599	$159,321
Gains on developments held for sale	13,169	—	—
Real estate related depreciation and amortization:
Total depreciation and amortization	111,414	90,358	67,035
Furniture, fixtures, and equipment depreciation and ground lease amortization(1)	(1,963)	(1,114)	(1,002)
FFO attributable to minority interests(2)	(40,144)	(15,055)	(8,182)
Adjustments to derive FFO in unconsolidated joint venture(3):
Our share of net income	(5,467)	(5,212)	(4,701)
Our share of FFO	8,014	7,188	6,677
Series A preferred stock dividends	(8,500)	(8,500)	(8,500)
Preferred unit distributions	(28,682)	(24,613)	(19,501)

FFO	$213,513	$208,651	$191,147

(1)	Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

(2)	Represents FFO attributable to minority interests in consolidated joint ventures whose interests are not exchangeable into common stock. The minority interests’ share of net operating income for the years ended December 31, 2001, 2000, and 1999, was $65.0 million, $25.0 million, and $12.5 million, respectively.

(3)	Our share of net operating income for years ended December 31, 2001, 2000, and 1999, was $10.2 million, $8.3 million, and $8.0 million, respectively.

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

      Future terrorist attacks in the United States may result in declining economic activity, which could harm the demand for and the value of our properties. To the extent that our customers are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type exposes us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels, and the availability of financing. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property.

We May Be Unable to Renew Leases or Relet Space as Leases Expire

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 14.9% of our industrial properties (based on annualized base rent) as of December 31, 2001, will expire on or prior to December 31, 2002. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A Significant Number of Our Properties Are Located in California

      Our industrial properties located in California as of December 31, 2001, represented approximately 28.7% of the aggregate square footage of our industrial operating properties as of December 31, 2001, and 35.9% of our annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of December 31, 2001, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity.

Some Potential Losses Are not Covered by Insurance

      We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to acts of terrorism, riots or acts of war. Certain losses such as losses due to floods or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations, including any obligations incurred by the operating partnership as the general partner of the co-investment joint ventures. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of December 31, 2001, 291 industrial buildings aggregating approximately 23.4 million square feet (representing 28.7% of our industrial operating properties based on aggregate square footage and 35.9% based on annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We Are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies, and Partnerships

      As of December 31, 2001, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of December 31, 2001, we owned approximately 34.1 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture); (2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; (3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s, or partner’s interest or “buy-sell” or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

We May be Unable to Complete Divestitures on Advantageous Terms

      We have decided to divest ourselves of four retail centers and one industrial property, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

      We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to pay dividends to our stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of December 31, 2001, we had total debt outstanding of approximately $2.1 billion.

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

Rising Interest Rates Could Adversely Affect Our Cash Flow

      As of December 31, 2001, we had $123.5 million outstanding under our Alliance Fund II secured credit facility, $12.0 million outstanding under our unsecured credit facility, and we had four secured loans with an aggregate principal amount of $52.4 million, which bear interest at variable rates (with weighted average interest rate of 3.8% as of December 31, 2001). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

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

We Could Default on Cross-Collateralized and Cross-Defaulted Debt

      As of December 31, 2001, we had 22 non-recourse secured loans, which are cross collateralized by 48 properties. As of December 31, 2001, we had $551.9 million (not including unamortized debt premium) outstanding on these loans. If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

Our Access to Timely Financial Reporting and to Capital Markets May be Impaired if Arthur Andersen LLP is Unable to Perform Required Audit-Related Services

      On March 14, 2002, our independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the U.S. government’s investigation of Enron Corporation. Arthur Andersen LLP has indicated that it intends to contest vigorously the indictment. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen LLP, and interim financial statements reviewed by it, so long as Arthur Andersen LLP is able to make certain representations to its clients. Our access to the capital markets and our ability to make timely filings with the Securities and Exchange Commission could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited by Arthur Andersen LLP, if Arthur Andersen LLP becomes unable to make the required representations to us or if for any other reason Arthur Andersen LLP is unable to perform required audit-related services for us. However, we believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, are adequate for us to meet our liquidity requirements for the foreseeable future.

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

Certain of Our Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

      As of December 31, 2001, Aspire Development, L.P. owns interests in three retail development projects in the U.S., one of which is a single freestanding Walgreens drugstore and two of which are Walgreens drugstores plus shop buildings, which are less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

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

Our Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of All Stockholders

      As of March 20, 2002, we believe that our two largest stockholders, Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) and ABP Investments U.S. (with respect to various client accounts for which ABP Investments U.S. serves as investment advisor) beneficially owned 14.0% of our outstanding common stock. In addition, our executive officers and directors beneficially owned 4.3% of our outstanding common stock as of March 20, 2002, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

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

      Environmental laws also govern the presence, maintenance, and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos, and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failing to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties may contain asbestos-containing building materials.

      Some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store, or otherwise handle petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances. In addition, certain of our properties are on, are adjacent to, or are near other properties upon which others, including former owners or customers of the properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and the acquisition will yield a superior risk-adjusted return. Environmental issues for each property are evaluated and quantified prior to acquisition. The costs of environmental investigation, clean-up, and monitoring are underwritten into the cost of the acquisition and appropriate environmental insurance is obtained for the property. In connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

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

      None of the environmental assessments of our properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Furthermore, we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, the current environmental condition of our properties may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks), or by third parties unrelated to us. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock could be adversely affected.

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

Federal Income Tax Risks

Our Failure to Qualify as a Real Estate Investment Trust Would Have Serious Adverse Consequences to Stockholders

      We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 1997. We currently intend to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a real estate investment trust. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a real estate investment trust, or that our future operations could cause us to fail to qualify. Qualification as a real estate investment trust requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These provisions and the applicable treasury regulations are more complicated in our case because we hold our assets through the operating partnership. Legislation, new regulations, administrative interpretations, or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust.

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

     We Pay Some Taxes

      Even if we qualify as a real estate investment trust, we will be required to pay certain state and local taxes on our income and property. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through AMB Capital Partners, LLC and Headlands Realty Corporation. AMB Capital Partners, LLC and Headlands Realty Corporation, as taxable REIT subsidiaries, are also subject to tax on their income, reducing their cash available for distribution to us.

Certain Property Transfers May Generate Prohibited Transaction Income

      From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS were to successfully argue that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, any income from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.

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

We May Be Unable to Effectively Manage Our International Growth

      We may acquire properties in foreign countries. Local markets affect our operations and, therefore, we would be subject to economic fluctuations in foreign locations. Our international operations also would be subject to the usual risks of doing business abroad such as the revaluation of currencies, revisions in tax treaties or other laws governing the taxation of revenues, restrictions on the transfer of funds, and, in certain parts of the world, political instability. We cannot predict the likelihood that any such developments may occur. Further, we may enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in, the courts of another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock could be adversely affected.

Ownership of Our Stock

Limitations in Our Charter and Bylaws Could Prevent a Change in Control

      Certain provisions of our charter and bylaws may delay, defer, or prevent a change in control or other transaction that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain our qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, our common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year (or a proportionate part of a short tax year). In addition, if we, or an owner of 10% or more of our stock, actually or constructively owns 10% or more of one of our customers (or a tenant of any partnership in which we are a partner), then the rent received by us (either directly or through any such partnership) from that tenant will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To facilitate maintenance of our qualification as a real estate investment trust for federal income tax purposes, we will prohibit the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock and more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our Series A Preferred Stock, and we will also prohibit the ownership, actually or constructively, of any shares of our other preferred stock by any single person so that no such person, taking into account all of our stock so owned by such person, may own in excess of 9.8% of our issued and outstanding capital stock. We refer to this limitation as the “ownership limit.” Shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. Any person who acquires shares in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring, or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction.

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

      All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at the option of the operating partnership, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 4,969,027 common limited partnership units as of December 31, 2001. As of December 31, 2001, we had reserved 8,072,818 shares of common stock for issuance under our Stock Option and Incentive Plan (not including shares that we have already issued) and, as of December 31, 2001, we had granted to certain directors, officers, and employees options to purchase 7,437,219 shares of common stock (excluding forfeitures and 330,176 shares that we have issued pursuant to the exercise of options). As of December 31, 2001, we had granted 549,738 restricted shares of common stock, 2,732 of which have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed a registration statement with respect to the shares of common stock issuable under our Stock Option and Incentive Plan. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership’s limited partnership units.

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

Various Market Conditions Affect the Price of Our Stock

      As with other publicly-traded equity securities, the market price of our stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our stock are the following: (1) the extent of investor interest in us; (2) the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies); (3) our financial performance; (4) general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends; and

(5) terrorist activity may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending. Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of our stock.

Earnings and Cash Dividends, Asset Value, and Market Interest Rates Affect the Price of Our Stock

      The market value of the equity securities of a real estate investment trust generally is based primarily upon the market’s perception of the real estate investment trust’s growth potential and its current and potential future earnings and cash dividends. It is based secondarily upon the real estate market value of the underlying assets. For that reason, shares of our stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our stock. Another factor that may influence the price of our stock will be the distribution yield on the stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates might lead prospective purchasers of our stock to expect a higher distribution yield, which would adversely affect the market price of the stock. If the market price of our stock declines significantly, then we might breach certain covenants with respect to debt obligations, which might adversely affect our liquidity and ability to make future acquisitions and our ability to pay dividends to our stockholders.

Item 7a.     Qualitative Disclosures about Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevalent market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of December 31, 2001, we had no interest rate caps or swaps. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $6.8 million as of December 31, 2001:

	Expected Maturity Date
							Total
	2002	2003	2004	2005	2006	Thereafter	Debt

Fixed rate debt(1)	$73,603	$89,319	$92,364	$350,029	$186,452	$1,149,166	$1,940,933
Average interest rate	8.3%	7.8%	8.0%	7.3%	7.3%	7.5%	7.5%
Variable rate debt(2)	$23,093	$136,053	$20,526	$594	$7,629	—	$187,895
Average interest rate	3.5%	2.8%	4.1%	3.5%	3.5%	—	3.0%

(1)	Represents 91.2% of all outstanding debt.

(2)	Represents 8.9% of all outstanding debt.

     If market rates of interest on our variable rate debt increased by 10% (or 30 basis points), then the increase in interest expense on the variable rate debt would be $0.6 million annually.

Item 8.     Financial Statements and Supplementary Data

      See “Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.”

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10, 11, 12 and 13.

Directors and Executive Officers of AMB Property Corporation, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

      The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) and (2) Financial Statements and Schedules:

      The following consolidated financial information is included as a separate section of this report on Form 10-K.

Page

Report of Independent Public Accountants	F-
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-
Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999	F-
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	F-
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999	F-
Notes to Consolidated Financial Statements	F-
Schedule III — Real Estate and Accumulated Depreciation	S-

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

      (a)(3) Exhibits:

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Registrations Statement on Form S-11 (No. 333-35915)).
3.2	Certificate of Correction of AMB Property Corporation’s Articles Supplementary establishing and fixing the rights and preferences of the 8 1/2% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 8 5/8% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 7, 1999).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 8.75% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Current Report on Form 8-K filed on January 7, 1999).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.6	Articles Supplementary establishing and fixing the rights and preferences of the 7.75% Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 14, 1999).
3.7	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 14, 2000).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 29, 2000).
3.9	Articles Supplementary establishing and fixing the rights and preferences of the 8.125% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Current Report on Form 8-K filed on September 29, 2000).

Exhibit
Number	Description

3.10	Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).
3.11	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).
3.12	Articles Supplementary redesignating and reclassifying all 2,200,000 Shares of the 8.75% Series C Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).
3.13	Second Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.11 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 8.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5(2) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
4.3	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.4	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.6	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.7	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
4.8	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
4.9	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
4.10	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Registration Statement Form S-11 (No. 333-49163)).

Exhibit
Number	Description

4.12	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.13	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.14	Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K/ A filed on November 9, 2000).
4.15	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.16	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.17	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.18	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 31, 2001).
4.19	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).
4.20	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
4.21	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).
10.1	Distribution Agreement dated August 15, 2000 by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co., Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K/ A filed on November 9, 2000).
10.2	Terms Agreement dated as of December 14, 2000, by and between Morgan Stanley & Co., Incorporated and J.P. Morgan Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
10.3	Terms Agreement dated as of January 4, 2001, by and between A.G. Edwards & Sons, Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 31, 2001).
10.4	Terms Agreement dated as of March 2, 2001, by and among First Union Securities, Inc., AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of Registrants’ current report on Form 8-K filed on March 16, 2001).

Exhibit
Number	Description

10.5	Fifth Amended and Restated Partnership Agreement of Limited Partnership of AMB Property, L.P. dated September 21, 2001 (incorporated herein by reference as Exhibit 10.1 to AMB Property Corporations Current Report on Form 8-K filed on October 3, 2001).
10.6	First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated January 1, 2002.
10.7	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
10.8	Form of Change in Control and Noncompetition Agreement between AMB Property Corporation and Executive Officers (incorporated by reference to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.9	Agreement for Purchase and Exchange entered into as of March 9, 1999, by and among AMB Property, L.P., AMB Property II, L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.10	Agreement for Purchase and Exchange entered into as of March 9, 1999, by and among AMB Property, L.P., AMB Property II, L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.11	Agreement for Purchase and Exchange entered into as of March 9, 1999, by and among AMB Property, L.P., AMB Property II, L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.12	Dividend Reinvestment and Direct Purchase Plan, dated July 9, 1999 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Report Form 10-Q for the quarter ended June 30, 1999).
10.13	Second Amended and Restated 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated December 6, 2001 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).
10.15	First Amendment to Tenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated January 1, 2002.
10.16	Revolving Credit Agreement dated as of May 24, 2000, among AMB Property, L.P., the banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, the Chase Manhattan Bank, as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookmanagers, Bank one, NA, Commerzbank Aktiengesellschaft, PNC Bank National Association and Wachovia Bank, N.A., as Managing Agents and Banks Trust Company and Dresdner Bank AG, New York and Grand Cayman Branches, as Co-Agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 16, 2000).
10.17	Guaranty of Payment made as of May 24, 2000, between AMB Property Corporation and Morgan Guaranty Trust Company of New York, as administrative agent for the banks listed on the signature page of the Revolving Credit Agreement (incorporated herein by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 16, 2000).

Exhibit
Number	Description

10.18	Credit Agreement dated as of September 27, 1999, among AMB Institutional Alliance Fund I, L.P., AMB Institutional Alliance REIT I, Inc., the Lenders and issuing parties thereto, BT Realty Resources, Inc. and Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.19	Revolving Credit Agreement dated as of August 23, 2001, among AMB Institutional Alliance Fund II, L.P., AMB Institutional Alliance REIT II, Inc., the banks and financial institutions listed therein, Bank of America, N.A. as Administrative Agent, Dresdner Bank AG, as Syndication Agent, and Bank One, NA, as Documentation Agent (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.20	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
10.21	Terms Agreement dated as of January 14, 2002, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).
10.22	Third Amended and Restated 1997 Stock Option and Incentive Plan.
10.23	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan.
10.24	2002 Stock Option and Incentive Plan.
10.25	Second Amendment to Tenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 25, 2002.
10.26	AMB Nonqualified Deferred Compensation Plan.
21.1	Subsidiaries of AMB Property Corporation.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included in Part IV of this Form 10-K).
99.1	Letter, dated March 28, 2002, from AMB Property Corporation to the Securities and Exchange Commission.

      (b) Reports on Form 8-K:

•	AMB Property Corporation filed a Current Report on Form 8-K on October 3, 2001, in connection with the issuance and sale by AMB Property, L.P. of 800,000 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and the filing by AMB Property Corporation Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock.

•	AMB Property Corporation filed a Current Report on Form 8-K on October 16, 2001, in connection with its third quarter 2001 earnings release.

•	AMB Property Corporation filed a Current Report on Form 8-K on December 7, 2001, in connection with the repurchase and redemption of all its outstanding 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units.

•	AMB Property Corporation filed a Current Report on Form 8-K on January 23, 2002, in connection with its issuance of $20.0 million of senior unsecured notes by AMB Property, L.P. under its medium-term note program.

•	AMB Property Corporation filed a Current Report on Form 8-K on January 24, 2002, in connection with its fourth quarter 2001 earnings release.

      (c) Exhibits:

      See Item 14(a)(3) above.

      (d) Financial Statement Schedules:

      See Item 14(a)(1) and (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AMB Property Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

AMB PROPERTY CORPORATION

By:	/s/ HAMID R. MOGHADAM

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ W. BLAKE BAIRD W. Blake Baird	President and Director	March 28, 2002

/s/ T. ROBERT BURKE T. Robert Burke	Director	March 28, 2002

/s/ DANIEL H. CASE III Daniel H. Case III	Director	March 28, 2002

/s/ DAVID A. COLE David A. Cole	Director	March 28, 2002

Name	Title	Date

/s/ LYNN M. SEDWAY Lynn M. Sedway	Director	March 28, 2002

/s/ JEFFREY L. SKELTON, PH.D. Jeffrey L. Skelton, Ph.D.	Director	March 28, 2002

/s/ THOMAS W. TUSHER Thomas W. Tusher	Director	March 28, 2002

/s/ CARYL B. WELBORN, ESQ. Caryl B. Welborn, Esq.	Director	March 28, 2002

/s/ MICHAEL A. COKE Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)	March 28, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of AMB Property Corporation:

      We have audited the accompanying consolidated balance sheets of AMB Property Corporation (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMB Property Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 2002

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

	2001	2000

	(Dollars in thousands, except
	share amounts)
ASSETS

Investments in real estate:
Land	$1,064,422	$833,325
Buildings and improvements	3,285,110	2,915,537
Construction in progress	181,179	277,735

Total investments in properties	4,530,711	4,026,597
Accumulated depreciation and amortization	(265,653)	(177,467)

Net investments in properties	4,265,058	3,849,130
Investment in unconsolidated joint ventures	71,097	80,432
Properties held for divestiture, net	157,174	197,146

Net investments in real estate	4,493,329	4,126,708
Cash and cash equivalents	73,071	20,358
Restricted cash	8,661	22,364
Mortgages receivable	87,214	115,969
Accounts receivable, net of allowance for doubtful accounts of $9,354 and $7,677, respectively	70,794	69,874
Investments in affiliated companies	-	35,731
Investments in other companies, net	-	15,965
Other assets	27,824	18,657

Total assets	$4,760,893	$4,425,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,220,164	$940,276
Unsecured senior debt securities	780,000	680,000
Alliance Fund II credit facility	123,500	-
Unsecured credit facility	12,000	216,000

Total debt	2,135,664	1,836,276
Accounts payable	73,310	56,577
Other liabilities	65,291	90,465

Total liabilities	2,274,265	1,983,318
Commitments and contingencies (Note 15)
Minority interests	734,286	674,378
Stockholders’ equity:
Series A preferred stock, cumulative, redeemable, $.01 par value, 100,000,000 shares authorized, 4,000,000 issued and outstanding, $100,000 liquidation preference	96,100	96,100
Common stock $.01 par value, 500,000,000 shares authorized, 83,821,829 and 84,138,751 issued and outstanding	838	841
Additional paid-in capital	1,627,764	1,638,655
Retained earnings	27,640	36,066
Accumulated other comprehensive loss	-	(3,732)

Total stockholders’ equity	1,752,342	1,767,930

Total liabilities and stockholders’ equity	$4,760,893	$4,425,626

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

	(Dollars in thousands,
	except share and per share amounts)
REVENUES
Rental revenues	$568,066	$464,164	$439,658
Equity in earnings of unconsolidated joint ventures	5,467	5,212	4,701
Investment management income	10,972	4,282	1,511
Interest and other income	16,340	6,549	2,313

Total revenues	600,845	480,207	448,183
EXPENSES
Property operating expenses	69,016	50,566	51,739
Real estate taxes	69,180	57,164	56,184
Interest, including amortization	128,985	90,270	88,681
Depreciation and amortization	111,414	90,358	67,035
General and administrative	35,820	23,750	25,223
Loss on investments in other companies	20,758	2,500	—

Total expenses	435,173	314,608	288,862

Income before minority interests and net gains from disposition of real estate	165,672	165,599	159,321
Minority interests’ share of income	(63,541)	(44,961)	(34,011)
Gains from dispositions of real estate, net of minority interests:
Gains on developments held for sale	13,169	—	—
Net gains from disposition of real estate, net of impairment charges of $18.6 million, $5.9 million, and $0.5 million, respectively	23,259	1,144	53,283

Total net gains from dispositions of real estate	36,428	1,144	53,283

Net income before extraordinary items	138,559	121,782	178,593
Extraordinary items (early debt extinguishments)	(606)	—	(2,490)

Net income	137,953	121,782	176,103
Series A preferred stock dividends	(8,500)	(8,500)	(8,500)
Preferred unit redemption premium	(4,400)	—	—

Net income available to common stockholders	$125,053	$113,282	$167,603

BASIC INCOME PER COMMON SHARE
Before extraordinary items	$1.49	$1.35	$1.94
Extraordinary items	—	—	(0.03)

Net income available to common stockholders	$1.49	$1.35	$1.94

DILUTED INCOME PER COMMON SHARE
Before extraordinary items	$1.47	$1.35	$1.97
Extraordinary items	—	—	(0.03)

Net income available to common stockholders	$1.47	$1.35	$1.94

WEIGHED AVERAGE COMMON SHARES OUTSTANDING
Basic	84,174,644	83,697,170	86,271,862

Diluted	85,214,066	84,155,306	86,347,487

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000, and 1999

		Common Stock				Accumulated
	Series A			Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income	Total

	(Dollars in thousands, except share amounts)
AMB Property Corporation
Balance as of December 31, 1998	$96,100	85,917,520	$859	$1,668,401	$—	$—	$1,765,360
Comprehensive income:
Net income	8,500	—	—	—	167,603	—
Unrealized gains on securities	—	—	—	—	—	28,993
Total comprehensive income	—	—	—	—	—	—	205,096
Issuance of restricted stock, net	—	98,368	1	2,214	—	—	2,215
Retirement of common stock	—	(1,443,600)	(14)	(27,286)	—	—	(27,300)
Exercise of stock options	—	25,000	—	526	—	—	526
Conversion of Operating Partnership units	—	535,753	5	11,048	—	—	11,053
Deferred compensation	—	—	—	(3,080)	—	—	(3,080)
Deferred compensation amortization	—	—	—	952	—	—	952
Reallocation of Limited Partners’
Interest in Operating Partnership	—	—	—	3,451	—	—	3,451
Dividends	(8,500)	—	—	—	(120,514)	—	(129,014)

Balance as of December 31, 1999	96,100	85,133,041	851	1,656,226	47,089	28,993	1,829,259
Comprehensive income:
Net income	8,500	—	—	—	113,282	—
Unrealized loss on securities	—	—	—	—	—	(32,725)
Total comprehensive income	—	—	—	—	—	—	89,057
Issuance of restricted stock, net	—	161,996	2	3,268	—	—	3,270
Retirement of common stock	—	(1,465,926)	(15)	(29,303)	—	—	(29,318)
Exercise of stock options	—	103,217	1	2,179	—	—	2,180
Conversion of Operating Partnership units	—	206,423	2	4,911	—	—	4,913
Deferred compensation	—	—	—	(3,270)	—	—	(3,270)
Deferred compensation amortization	—	—	—	1,022	—	—	1,022
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	3,622	—	—	3,622
Dividends	(8,500)	—	—	—	(124,305)	—	(132,805)

Balance as of December 31, 2000	96,100	84,138,751	841	1,638,655	36,066	(3,732)	1,767,930
Comprehensive income:
Net income	8,500	—	—	—	129,453	—
Preferred unit redemption premium	—	—	—	—	(4,400)	—
Reversal of unrealized loss on securities	—	—	—	—	—	3,732
Total comprehensive income	—	—	—	—	—	—	137,285
Issuance of restricted stock, net	—	237,920	2	5,851	—	—	5,853
Exercise of stock options	—	201,960	2	4,272	—	—	4,274
Conversion of Operating Partnership units	—	635,798	7	15,248	—	—	15,255
Retirement of common stock	—	(1,392,600)	(14)	(32,878)	—	—	(32,892)
Deferred compensation	—	—	—	(5,853)	—	—	(5,853)
Deferred compensation amortization	—	—	—	2,725	—	—	2,725
Reallocation of limited partners’ interest in Operating Partnership	—	—	—	(256)	—	—	(256)
Dividends	(8,500)	—	—	—	(133,479)	—	(141,979)

Balance as of December 31, 2001	$96,100	83,821,829	$838	$1,627,764	$27,640	$—	$1,752,342

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$137,953	$121,782	$176,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,414	90,358	67,035
Loss on investments in other companies	20,758	2,500	—
Straight-line rents	(10,093)	(10,203)	(10,847)
Amortization of debt premiums and financing costs	(2,947)	(6,055)	(3,009)
Deferred compensation amortization	(2,725)	(1,022)	(952)
Minority interests	63,541	44,961	34,011
Gains from dispositions of real estate	(36,428)	(1,144)	(53,283)
Non-cash portion of extraordinary items	(615)	—	(6,058)
Equity in loss of AMB Investment Management	43	3,159	875
Equity in earnings of unconsolidated joint ventures	(5,467)	(5,212)	(4,701)
Changes in assets and liabilities:
Other assets	19,753	(35,620)	6,151
Other liabilities	(6,625)	57,671	(14,934)

Net cash provided by operating activities	288,562	261,175	190,391
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents	13,703	(4,002)	(98,480)
Cash paid for property acquisitions	(402,208)	(604,872)	(399,891)
Additions to buildings, development costs, and other first generation improvements	(174,651)	(153,534)	(152,643)
Additions to second generation building improvements and lease costs	(47,842)	(40,573)	(27,289)
Additions to interests in unconsolidated joint ventures	—	(13,158)	(7,789)
Distributions received from unconsolidated joint ventures	5,341	4,295	3,787
Net proceeds from divestiture of real estate	242,505	85,345	746,037

Net cash provided by (used in) investing activities	(363,152)	(726,499)	63,732
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4,274	2,180	732
Retirement of common stock	(32,892)	—	(27,300)
Borrowings on secured debt	362,052	156,797	36,174
Payments on secured debt	(88,866)	(71,822)	(117,463)
Borrowings on unsecured credit facility	210,000	510,000	327,000
Payments on unsecured credit facility	(414,000)	(377,000)	(478,000)
Borrowings on Alliance Fund I credit facility	—	—	80,000
Payments on Alliance Fund I credit facility	—	(80,000)	—
Borrowings on Alliance Fund II credit facility	125,000	—	—
Payments on Alliance Fund II credit facility	(1,500)	—	—
Payment of financing fees	(7,296)	(6,364)	(242)
Net proceeds from issuances of senior debt securities	99,406	278,183	—
Net proceeds from issuances of preferred units	63,727	61,413	88,476
Contributions from co-investment partners	134,770	153,872	14,611
Redemption of Series C preferred units	(114,400)	—	—
Dividends paid to common and preferred stockholders	(141,979)	(130,680)	(133,266)
Distributions to minority interests, including preferred units	(70,993)	(44,209)	(31,443)

Net cash provided by (used in) financing activities	127,303	452,370	(240,721)

Net increase (decrease) in cash and cash equivalents	52,713	(12,954)	13,402
Cash and cash equivalents at beginning of period	20,358	33,312	19,910

Cash and cash equivalents at end of period	$73,071	$20,358	$33,312

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$147,637	$90,138	$89,627
Non-cash transactions:
Acquisition of properties	$428,254	$729,972	$471,905
Assumption of debt	(9,724)	(125,100)	(57,480)
Acquisition capital	(16,322)	—	—
Minority interest’s contribution, including units issued	—	—	(14,534)

Net cash paid	$402,208	$604,872	$399,891

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

1.     Organization and Formation of the Company

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings primarily in eight hub markets and gateway cities. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership, and its other controlled subsidiaries.

      As of December 31, 2001, the Company owned an approximate 94.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. See note 10. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of December 31, 2001, the Company had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), the predecessor-in-interest to AMB Investment Management, Inc. (“AMB Investment Management”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Company’s CustomerAssist Program and development projects available for sale to third parties. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method. The impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material.

      As of December 31, 2001, the Company owned 905 industrial buildings and seven retail centers, located in 26 markets throughout the United States (unaudited). The Company’s strategy is to become a leading provider of High Throughput Distribution, or HTD, properties in supply-constrained, in fill submarkets located near key international passenger and cargo airports, highway systems, and sea ports in major metropolitan areas, such as Atlanta, Chicago, Dallas/ Fort Worth, Northern New Jersey/ New York City, the San Francisco Bay Area, Southern California, Miami, and Seattle. As of December 31, 2001, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 81.6 million rentable

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

square feet and were 94.5% leased to over 2,900 customers (unaudited). As of December 31, 2001, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.3 million rentable square feet and were 89.3% leased to more than 160 customers (unaudited).

      As of December 31, 2001, through AMB Capital Partners, the Company also managed industrial buildings and retail centers, totaling approximately 2.7 million rentable square feet on behalf of various clients (unaudited). In addition, the Company has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures (unaudited).

2.     Summary of Significant Accounting Policies

      Generally Accepted Accounting Principles. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company, its wholly-owned qualified REIT subsidiaries, the Operating Partnership, and joint ventures (the “Joint Ventures”), in which the Company has a controlling interest. Third-party equity interests in the Operating Partnership and the Joint Ventures are reflected as minority interests in the consolidated financial statements. The Company also has three non-controlling limited partnership interests in three separate unconsolidated real estate joint ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included with gains from disposition of real estate, net on the consolidated statements of operations. The Company evaluated its properties held for divestiture and operating properties for impairment and reduced their carrying value by $18.6 million and $5.9 million in 2001 and 2000, respectively. The management of the Company believes that there are no additional impairments of the carrying values of its investments in real estate at December 31, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. The estimated lives and components of depreciation and amortization expense for the years ended December 31, are as follows:

Depreciation and Amortization Expenses	Estimated Lives	2001	2000	1999

		(Dollars in thousands)
Building costs	40	$73,462	$62,097	$54,198
Buildings and improvements:
Roof/ HVAC/parking lots	10	3,836	2,404	1,106
Plumbing/signage	7	805	484	144
Painting and other	5	7,664	6,345	2,546
Tenant improvements	Term of the related lease	12,305	9,165	4,091
Lease commissions	Term of the related lease	11,311	8,641	3,902

Total real estate depreciation		109,383	89,136	65,987
Other depreciation and amortization	Various	2,031	1,222	1,048

Total depreciation and amortization		$111,414	$90,358	$67,035

      The cost of buildings and improvements includes the purchase price of the property or interest in property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2001, 2000, and 1999, was $13.7 million, $15.5 million, and $10.9 million, respectively.

      Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance expenditures include planned major maintenance activities such as painting, paving, HVAC, and roofing repair costs. The Company expenses costs as incurred and does not accrue in advance of planned major maintenance activities. Significant renovations or betterments that extend the economic useful life of assets are capitalized.

      Reverse Exchanges. Reverse exchanges represent loan agreements with third parties, whereby the Company loans substantially all funds to the third party to acquire a real estate investment that we intend to acquire in a Section 1031 exchange. The loan is secured by the real estate investment and title is held by the third party. Upon acquisition of the property by the third party, the Company records the asset as an investment in real estate and records the rental income and expenses associated with the property as the Company retains the risk of loss and the benefits of the asset. At December 31, 2001, the Company had one property in a reverse exchange valued at $10.9 million.

      Concentration of Credit Risk. Other real estate companies compete with the Company in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the amount of rent received. As of December 31, 2001, the Company did not have any single tenant that accounted for greater than 1.3% of rental revenues.

      Cash and Cash Equivalents. Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

      Restricted Cash. Restricted cash includes cash held in escrow in connection with property purchases, exchange funds, and capital improvements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounts Receivable. Accounts receivable includes all current accounts receivable, other accruals, and deferred rent receivable of $37.9 million and $28.0 million at December 31, 2001 and 2000, respectively.

      Deferred Financing Costs. Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2001 and 2000, deferred financing costs were $17.5 million and $10.7 million, respectively, net of accumulated amortization of $8.5 million and $4.7 million, respectively. Such amounts are included in other assets on the accompanying consolidated balance sheets.

      Investments in Other Companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. For its investments in private companies, the Company periodically reviewed its investments and management determined if the value of such investments had been permanently impaired. During 2001, the Company recognized losses on its investments in other companies totaling $20.8 million, including its investment in Webvan Group, Inc. The Company had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income. As of December 31, 2001, the Company had realized a loss on 100% of its investments in other companies.

      Debt Premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent acquisitions. The debt premiums are being amortized into interest expense over the term of the related debt instrument using the effective interest method. As of December 31, 2001 and 2000, the net unamortized debt premium was $6.8 million and $9.9 million, respectively, and are included as a component of secured debt on the accompanying consolidated balance sheets.

      Rental Revenues. The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year. In addition, the Company nets its bad debt expense against rental income for financial reporting purposes.

      Investment Management Income. Investment management income consists primarily of asset management fees and acquisition and disposition fees earned by AMB Capital Partners from joint ventures and clients. Investment management income also includes priority distributions from the Operating Partnership’s co-investment joint ventures of $2.3 million in 2001.

      Interest and Other Income. Interest and other income consists primarily of interest income from mortgages receivable and on cash and cash equivalents.

      Comprehensive Income. Comprehensive income consists of net income and unrealized gains and losses on certain investments in equity securities and is presented in the consolidated statements of stockholders’ equity.

      Derivatives. The Company adopted FASB Statement No. 133 on derivatives on January 1, 2001. The adoption did not impact its financial position or results of operations as the Company does not utilize derivative instruments in its operations. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement, as amended, requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

3.     Transactions with Affiliates

      Prior to January 1, 2002, the Company and AMB Capital Partners had an agreement that allowed for the sharing of certain costs and employees. Additionally, the Company provided AMB Capital Partners with certain acquisition-related services. For the years ended December 31, 2001, 2000, and 1999, the Company allocated $3.2 million, $2.8 million, and $2.7 million, respectively, for shared costs to AMB Capital Partners.

      The Company and AMB Capital Partners share common office space under lease obligations. Such lease obligations are charged to the Company and AMB Capital Partners at cost. For the years ended December 31, 2001, 2000, and 1999, the Company paid $0.9 million, $1.4 million, and $1.3 million, respectively, for occupancy costs related to the lease obligations of the affiliate.

      As of May 31, 2001, the Company held all of the outstanding capital stock of AMB Investment Management, Inc., the predecessor-in-interest to AMB Capital Partners, LLC. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management from current and former executive officers of the Company and a former executive officer of AMB Investment Management, thereby owning 100% of the entities’ capital stock, for $0.3 million. The Operating Partnership began consolidating its investment in AMB Investment Management on May 31, 2001. Prior to May 31, 2001, the Operating Partnership owned 100% of AMB Investment Management’s non-voting preferred stock (representing a 95% economic interest therein) and reflected its investment using the equity method.

4.     Real Estate Acquisition and Development Activity (square footage information is unaudited)

      During 2001, the Company invested $428.3 million in operating properties, consisting of 65 industrial buildings aggregating approximately 6.8 million square feet, which included the investment of $219.5 million in 36 industrial buildings aggregating approximately 3.8 million square feet through three of the Company’s co-investment joint ventures.

      During 2001, the Company also contributed operating properties valued at $539.2 million, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The properties contributed to the co-investment joint ventures were reflected at the Company’s historical cost because the Company controls these joint ventures and, therefore, they were under common control. The Company recognized a gain of $17.8 million related to these contributions representing the portion of the contributed properties acquired by the third party co-investors.

      During 2001, the Company completed industrial and retail developments valued at $148.0 million and $73.9 million, respectively, aggregating approximately 2.3 million and $0.4 million square feet, respectively. The Company also initiated new industrial development projects valued at $9.7 million aggregating approximately 0.2 million square feet.

      As of December 31, 2001, the Company had in its development pipeline: (1) 12 industrial projects, which will total approximately 3.1 million square feet and have an aggregate estimated investment by the Company and, in certain instances, the Company’s co-investors of $154.4 million upon completion; and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $50.0 million upon completion. As of December 31, 2001, the Company and its Development Alliance Partners have funded an aggregate of $127.3 million and will need to fund an estimated additional $77.1 million in order to complete current and planned projects.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.     Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During 2001, the Company divested itself of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet (unaudited), for an aggregate price of $193.4 million, with a resulting net gain of $24.1 million, which is net of minority interests’ share. The resulting net gain is before impairment charges of $18.6 million and the gain on the Company’s contributed properties of $17.8 million.

      During 2000, the Company divested itself of 25 industrial buildings and one retail center, aggregating approximately 2.5 million square feet (unaudited), for an aggregate price of $175.7 million, with a resulting net gain of $7.0 million. The resulting net gain is before impairment charges of $5.9 million. The retail center was located in Los Angeles, California, aggregated approximately 0.4 million square feet, and sold for $89.0 million. The Company carries a 9.5% mortgage note in the principal amount of $74.0 million on the retail center sale. The mortgage note matures in September 2002.

      Properties Held for Divestiture. The Company has decided to divest itself of seven retail centers and three industrial properties, which are not in its core markets or which do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

      The following summarizes the condensed results of operations of the properties held for divestiture for the years ended December 31:

	2001	2000	1999

	(Dollars in thousands)
Rental revenues	$20,203	$16,990	$15,993
Property operating expenses and real estate taxes	(8,067)	(6,289)	(5,691)

Net operating income	12,136	10,701	10,302
Depreciation expense	(1,864)	(2,206)	(2,161)
Interest expense	(3,546)	(4,216)	(3,870)

Net income	$6,726	$4,279	$4,271

6.     Mortgages Receivable

      In September 2000, the Company sold a retail center located in Los Angeles, California. As of December 31, 2001, the Company carried a 9.5% mortgage note in the principal amount of $74.0 million on the retail center. The maturity date of the mortgage note was extended to September 30, 2002. During 2001, the Company renegotiated this mortgage and received a $5.0 million pay-down on the principal balance and increased the interest rate to 9.5% from 8.75%. The Company has a first lien against the retail center as collateral for the mortgage note and believes that the underlying value of the retail center is equal to or greater than the fair value of the mortgage note.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Through a wholly-owned subsidiary, the Company also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of December 31, 2001, the outstanding balance on the note was $13.2 million.

7.     Debt

      Debt consisted of the following, as of December 31:

	2001	2000

	(Dollars in thousands)
REIT Secured debt, varying interest rates from 4.0% to 10.4% due July 2002 to April 2014 (weighted average interest rate of 8.1% as of December 31, 2001)	$453,954	$568,650
Joint venture secured debt, varying interest rates from 5.9% to 10.6% due February 2002 to June 2023 (weighted average interest rate of 7.1% as of December 31, 2001)	759,374	361,768
Unsecured senior debt securities, weighted average interest rate of 7.3%, due June 2005 to June 2018	780,000	680,000
Unsecured credit facility, variable interest at LIBOR plus 0.75% (interest rate of 2.8% as of December 31, 2001), due May 2003	12,000	216,000
Alliance Fund II credit facility, variable interest at LIBOR plus 0.875% (weighted average interest rate of 2.8% as of December 31, 2001)	123,500	—

Subtotal	2,128,828	1,826,418
Unamortized premiums	6,836	9,858

Total consolidated debt	$2,135,664	$1,836,276

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties. As of December 31, 2001 and 2000, the total gross investment book value of those properties securing the debt was $2.3 billion and $2.0 billion, respectively, including $1.2 billion and $0.7 billion, respectively, in joint ventures. All of the secured debt bears interest at fixed rates, except for three loans with an aggregate principal amount of $52.4 million as of December 31, 2001, and two loans with an aggregate principal amount of $29.8 million as of December 31, 2000, which bear interest at variable rates (weighted average interest rate of 3.8% as of December 31, 2001). The secured debt has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants as of December 31, 2001 and 2000. As of December 31, 2001, the Company had 22 non-recourse secured loans, which are cross collateralized by 48 properties. As of December 31, 2001, the Company had $551.9 million (not including unamortized debt premiums) outstanding on these loans. As of December 31, 2001 and 2000, the estimated fair value of the REIT and joint venture secured debt was $1.2 billion and $1.0 billion, respectively.

      Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Company was in material compliance with these covenants at December 31, 2001 and 2000. As of December 31, 2001 and 2000, the estimated fair value of the unsecured senior debt was $802.4 million and $689.4 million, respectively.

      In August 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. As of December 31, 2001, the Operating Partnership had issued $380.0 million of medium-term notes under

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this program, leaving $20.0 million available for issuance. However, on January 14, 2002, the Operating Partnership issued and sold the remaining $20.0 million of the notes under this program to Lehman Brothers, Inc., as principal. The Company has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The Operating Partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In September 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to Lehman Brothers Inc., as principal. The Company guaranteed the notes, which mature on September 6, 2011, and bear interest at 6.75%. The Operating Partnership used the net proceeds of $24.8 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. In March 2001, the Operating Partnership issued and sold $50.0 million of the notes under this program to First Union Securities, Inc., as principal. The Company guaranteed the notes, which mature on March 7, 2011, and bear interest at 7.00%. The Operating Partnership used the net proceeds of $49.7 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. The notes have various financial and non-financial covenants. In January 2001, the Operating Partnership issued and sold $25.0 million of the notes under this program to A.G. Edwards & Sons, Inc., as principal. The Company guaranteed the notes, which mature on January 30, 2006, and bear interest at 6.90%. The Operating Partnership used the net proceeds of $24.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties. Management believes that the Company and the Operating Partnership were in material compliance with these covenants at December 31, 2001.

      In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee based on the Company’s credit rating. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants at December 31, 2001. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility. As of December 31, 2001, the remaining amount available under the credit facility was $488.0 million (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility from Bank of America, N.A. Borrowings currently bear interest at LIBOR plus 87.5 basis points. The credit facility is secured by the unfunded capital commitments of the third party investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) and the Alliance Fund II. As of December 31, 2001, the outstanding balance was $123.5 million and the remaining amount available was $26.5 million. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants at December 31, 2001.

      During 2001, the Operating Partnership retired $55.2 million of secured debt prior to maturity. The Operating Partnership recognized a net extraordinary loss of $0.6 million related to the early debt retirement.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, the scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, were as follows:

		Joint	Unsecured
		Venture	Senior
	Secured	Secured	Debt	Credit
	Debt	Debt	Securities	Facilities	Total

	(Dollars in thousands)
2002	$28,193	$68,505	$—	$—	$96,698
2003	76,295	13,577	—	135,500	225,372
2004	65,284	47,607	—	—	112,891
2005	62,826	37,796	250,000	—	350,622
2006	94,965	74,115	25,000	—	194,080
2007	30,198	25,682	55,000	—	110,880
2008	33,619	147,552	175,000	—	356,171
2009	5,176	32,351	—	—	37,527
2010	52,780	71,966	75,000	—	199,746
2011	1,311	167,878	75,000	—	244,189
Thereafter	3,307	72,345	125,000	—	200,652

	$453,954	$759,374	$780,000	$135,500	$2,128,828

8.     Leasing Activity

      Future minimum rental income due under noncancelable leases with customers in effect as of December 31, 2001, is as follows

(Dollars in thousands)

2002	$493,020
2003	436,519
2004	345,816
2005	251,224
2006	179,831
Thereafter	509,636

Total	$2,216,046

      The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

      In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $116.7 million, $77.9 million, and $81.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. These amounts are included as rental income and operating expenses in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant’s revenues. For the years ended December 31, 2001, 2000, and 1999, the Company recognized percentage rent revenues related to its retail properties of $0.5 million, $0.8 million, and $2.0 million, respectively. Some leases contain options to renew.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      The Company elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1997. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

      The following reconciles net income available to common stockholders to taxable income available to common stockholders for the years ended December 31:

	2001	2000	1999

	(Dollars in thousands)
Net income available to common stockholders	$125,053	$113,282	$167,603
Add: Book depreciation and amortization	111,414	90,358	67,035
Less: Tax depreciation and amortization	(117,400)	(87,338)	(69,264)
Book/tax difference on gain on divestiture of real estate	(7,563)	24,688	(15,001)
Other book/tax differences, net(1)	15,943	(5,723)	(12,722)

Taxable income available to common stockholders	$127,447	$135,267	$137,651

(1)	Primarily due to straight-line rent, prepaid rent, and debt premium amortization timing differences.

     For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, or a combination thereof. For the years ended December 31, 2001, 2000, and 1999, the Company elected to distribute all of its taxable capital gain. Dividends paid per share for the years ended December 31, were taxable as follows:

	2001		2000		1999

Ordinary income	$1.29	81.9%	$1.21	82.0%	$1.14	74.6%
Capital gains	0.24	14.9%	0.20	13.2%	0.28	18.5%
Unrecaptured Section 1250 gain	0.05	3.2%	0.07	4.8%	0.11	6.9%

Dividends paid or payable	$1.58	100.0%	$1.48	100.0%	$1.53	100.0%

10.     Minority Interests

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 28.7 million square feet (unaudited), which are consolidated for financial reporting purposes (unaudited). Such investments are consolidated because: (1) the Company owns a majority interest; or (2) the Company exercises significant control over major operating decisions such as approval of budgets, selection of property managers, and changes in financing.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership, together with one of the Company’s other affiliates, owned, as of December 31, 2001, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P. (“Alliance Fund I”). The Alliance Fund I is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. (“Alliance REIT I”), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with debt financings and the Company’s investment, creates a total capitalization of $378.0 million. The Operating Partnership is the managing general partner of the Alliance Fund I.

      The Company formed AMB Partners II, L.P. (“Partners II”) with the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) to acquire, manage, develop, and redevelop distribution facilities nationwide. On February 14, 2001, Partners II received an equity contribution from CCSFERS of $50.0 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $250.0 million. The Operating Partnership is the managing general partner of Partners II and owned, as of December 31, 2001, approximately 50% of Partners II.

      The Company formed AMB-SGP, L.P. (“AMB-SGP”) with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”), to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and the Company’s investment in properties, creates a total planned capitalization of $335.0 million. The Operating Partnership is the managing general partner of AMB-SGP and owned, as of December 31, 2001, approximately 50.3% of AMB-SGP.

      The Company formed the Alliance Fund II, in which the Alliance REIT II became a partner on June 28, 2001. The Operating Partnership owns, as of December 31, 2001, approximately 20% of the partnership interests in the Alliance Fund II. The Alliance Fund II is a co-investment partnership between the Operating Partnership and the Alliance REIT II. The Alliance REIT II included 14 institutional investors as stockholders as of December 31, 2001. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial buildings in target markets nationwide. As of December 31, 2001, the Alliance Fund II had received equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and the Company’s investment, creates a total planned capitalization of $488.6 million. The Operating Partnership is the managing general partner of the Alliance Fund II.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interest liability and the minority interests’ share of net income:

	Minority Interest		Minority Interest Share of Net
	Liability		Income for the years ended
	As of December 31,		December 31,

	2001	2000	2001	2000	1999

	(Dollars in thousands)
Joint venture partners	$359,514	$240,671	$27,156	$12,306	$5,721
Limited partners in the Operating Partnership	98,785	115,654	7,703	8,042	8,789
Series B Preferred Units (liquidation preference of $65,000)	62,319	62,319	5,608	5,608	5,608
Series J Preferred Units (liquidation preference of $40,000)	38,906	—	873	—	—
Held through AMB Property II, L.P.:
Series C Preferred Units	—	105,845	8,540	9,624	9,624
Series D Preferred Units (liquidation preference of $79,767)	77,687	77,687	6,180	6,180	3,949
Series E Preferred Units (liquidation preference of $11,022)	10,788	10,789	856	856	320
Series F Preferred Units (liquidation preference of $19,872)	19,597	19,534	1,580	1,228	—
Series G Preferred Units (liquidation preference of $1,000)	954	957	80	27	—
Series H Preferred Units (liquidation preference of $42,000)	40,915	40,922	3,412	1,090	—
Series I Preferred Units (liquidation preference of $25,500)	24,821	—	1,553	—	—

	$734,286	$674,378	$63,541	$44,961	$34,011

11.     Investment in Unconsolidated Joint Ventures

      The Company has non-controlling limited partnership interests in three separate unconsolidated joint ventures. The Company accounts for the joint ventures using the equity method of accounting. Under the agreements governing the joint ventures, the Company and the other party to the joint venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. The Company has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Company also has a 50% interest in each of two other operating and development alliance joint ventures. The Company’s net equity investment in these joint ventures is shown as Investment in unconsolidated joint ventures on the accompanying consolidated balance sheets. For the years ended December 31, 2001, 2000, and 1999, the Company’s share of net operating income was $10.2 million, $8.3 million, and $8.0 million, respectively.

12.     Stockholders’ Equity

      On December 5, 2001, AMB Property II, L.P. (“AMB Property II”), one of the Company’s subsidiaries, repurchased all of its 2,200,000 8.75% Series C Cumulative Redeemable Preferred Limited Partnership Units from three institutional investors. The Series C Preferred Units were redeemed for an aggregate cost of $115.7 million, including accrued and unpaid dividends totaling $1.3 million and a premium of $4.4 million

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is reflected in the accompanying consolidated statements of operations. The Series C Preferred Units had a par value of $110.0 million.

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

      On March 21, 2001, AMB Property II issued and sold 510,000 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears at a rate per unit equal to $4.00 per annum. The Series I Preferred Units are redeemable by AMB Property II on or after March 21, 2006, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series I Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company’s Series I Preferred Stock. AMB Property II used the net proceeds of $24.9 million to repay advances from the Operating Partnership and to make a loan to the Operating Partnership. The Operating Partnership used the funds to partially repay borrowings under its unsecured credit facility and for general corporate purposes. The loan bears interest at 8.0% per annum and is payable on demand.

      During 2001, the Company redeemed 223,092 and 635,798 common limited partnership units of the Operating Partnership for cash and shares of its common stock, respectively. Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter) elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Company presently anticipates that the Operating Partnership will generally elect to have it issue shares of its common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise the right set forth in the Company’s charter if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange.

      The Company’s board of directors approved a stock repurchase program in 1999 for the repurchase of up to $100.0 million worth of common stock. During 2001, the Company repurchased 1,392,600 shares of its common stock at an average purchase price of $23.62 per share under this program. Through December 31, 2001, the Company has repurchased 2,836,200 shares of its common stock at an average purchase price of $21.22 per share. During 2000, the Company did not repurchase any shares of its common stock. The Company’s stock repurchase program expired in December 2001. The Company’s board of directors approved

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a new stock repurchase program for the repurchase of up to $100.0 million worth of common stock. The new stock repurchase program expires in December 2003 and no repurchases were made under the new program in 2001.

      The following table sets forth the dividend payments per share or unit for the years ended December 31:

Security	Paying Entity	2001	2000	1999

Common Stock	Company	$1.58	$1.48	$1.40
OP Units	Operating Partnership	$1.58	$1.48	$1.40
Series A Preferred Stock	Company	$2.13	$2.13	$2.13
Series A Preferred Units	Operating Partnership	$2.13	$2.13	$2.13
Series B Preferred Units	Operating Partnership	$4.31	$4.31	$4.31
Series C Preferred Units	AMB Property II, L.P.	$3.88	$4.38	$4.38
Series D Preferred Units	AMB Property II, L.P.	$3.88	$3.88	$2.48
Series E Preferred Units	AMB Property II, L.P.	$3.88	$3.88	$1.30
Series F Preferred Units	AMB Property II, L.P.	$3.98	$3.09	n/a
Series G Preferred Units	AMB Property II, L.P.	$3.98	$1.35	n/a
Series H Preferred Units	AMB Property II, L.P.	$4.06	$1.30	n/a
Series I Preferred Units	AMB Property II, L.P.	$3.04	n/a	n/a
Series J Preferred Units	Operating Partnership	$1.24	n/a	n/a

13.     Stock Incentive Plan, 401(k) Plan, and Deferred Compensation Plan

      Stock Incentive Plan. In November 1997, the Company established a Stock Option and Incentive Plan (the “Stock Incentive Plan”) for the purpose of attracting and retaining eligible officers, directors, and employees. The Company has reserved for issuance 8,950,000 shares of Common Stock under the Stock Incentive Plan. As of December 31, 2001, the Company had 7,437,219 non-qualified options outstanding granted to certain directors, officers, and employees. Each option is exchangeable for one share of the Company’s Common Stock. The options have a weighted average exercise price of $22.16 and the exercise prices range from $18.94 to $26.53. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options had an original ten-year term and generally vest pro rata in annual installments over a three- or four-year period from the date of grant.

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized for the Company’s Stock Incentive Plan as of December 31, 2001.

      As permitted by SFAS No. 123, “Accounting for Stock-based Compensation,” the Company has not changed the method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s pro forma net income available to common stockholders would have been reduced by $3.9 million, $2.7 million, and $3.2 million and pro forma basic and diluted earnings per share would have been reduced to $1.44 and $1.42, and $1.32 and $1.31, and $1.92 and $1.92, respectively, for the years ended December 31, 2001, 2000, and 1999.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yields of 6.4%, 6.5%, and 7.2%; expected volatility of 14.9%, 13.3%, and 18.5%; risk-free interest rates of 5.2%, 6.1%, and 5.4%; and expected lives of 10 years for each year.

      Following is a summary of the option activity for the years ended December 31:

			Options
		Weighted	Exercisable
	Shares Under	Average	at Year
	Option	Exercise Price	End

	(Options in thousands)
Outstanding as of December 31, 1998	4,384	$21.40	622

Granted	451	22.24
Exercised	(25)	—
Forfeited	(300)	—

Outstanding as of December 31, 1999.	4,510	21.44	1,832

Granted	1,565	20.86
Exercised	(103)	21.11
Forfeited	(205)	21.21

Outstanding as of December 31, 2000.	5,767	20.83	3,326

Granted	1,924	24.61
Exercised	(202)	21.15
Forfeited	(52)	22.45

Outstanding as of December 31, 2001.	7,437	$22.16	4,623

Remaining average contractual life	7.5 years

Fair value of options granted during the year	$1.84

      In 2001, 2000, and 1999, under the Stock Incentive Plan, the Company issued 238,790, 162,229, and 100,000 restricted shares, respectively, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. As of December 31, 2001, 2,732 shares of restricted stock have been forfeited. The 547,006 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

      401(k) Plan. In November 1997, the Company established a Section 401(k) Savings/ Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the predecessor, to cover eligible employees of the Company and any designated affiliates. During 2001 and 2000, the 401(k) Plan permitted eligible employees of the Company to defer up to 20% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. During 2001 and 2000, the Company matched the employee contributions to the 401(k) Plan in an amount equal to 50% of the first 5.5% of annual compensation deferred by each employee. The Company may also make discretionary contributions to the 401(k) Plan. In 2001 and 2000, the Company paid $0.3 million and $0.3 million, respectively, for its 401(k) match.

      Deferred Compensation Plan. Effective September 1, 1999, the Company established a non-qualified deferred compensation plan for officers of the Company and certain of its affiliates. As of January 1, 2002, the plan enables participants to defer income up to 100% of annual base pay and up to 100% of annual bonuses on

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a pre-tax basis. The Company may make discretionary matching contributions to participant accounts at any time. The Company made no such discretionary matching contributions in 2001, 2000, or 1999. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2001 and 2000, the total amount of compensation deferred was $1.7 million and $1.0 million, respectively.

14.     Income Per Share

      The Company’s only dilutive securities outstanding for the years ended December 31, 2001, 2000, and 1999 were stock options and restricted stock granted under its stock incentive plan. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	2001	2000	1999

WEIGHTED AVERAGE COMMON SHARES
Basic	84,174,644	83,697,170	86,271,862
Stock options and restricted stock	1,039,422	458,136	75,625

Diluted	85,214,066	84,155,306	86,347,487

15.     Commitments and Contingencies

Commitments

      Lease Commitments. The Company has entered into operating ground leases on certain land parcels with periods up to 40 years and a lease on a building in New York City. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2001, were as follows:

(Dollars in thousands)
2002	$6,823
2003	7,720
2004	7,921
2005	8,159
2006	8,480
Thereafter	146,335

Total lease commitments	$185,438

      These operating lease payments are being amortized ratably over the terms of the related leases.

Contingencies

      Litigation. In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Captive Insurance Company. The Company has responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”) in December 2001. Arcata will generally provide insurance coverage for losses below the increased deductible under the third party policies. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses, are less than premiums collected, the excess will be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, if expenses, including losses, are greater than premiums collected, an additional premium, not in excess of the difference, will be charged. Through this structure, The Company believes that it will be able to obtain insurance for its portfolio with more comprehensive coverage at a projected overall lower cost than would otherwise be available in the market.

16.     Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for 2001 and 2000 is as follows:

	Quarter (Unaudited)(1)

	March 31	June 30	September 30	December 31	Year
2001

	(Dollars in thousands)
Total revenues	$144,834	$146,026	$155,457	$154,528	$600,845
Income before minority interests and gains (losses)	40,670	29,553	49,355	46,094	165,672
Minority interests’ share of income	(12,997)	(16,974)	(17,979)	(15,591)	(63,541)
Total gains (losses) from disposition of real estate	16,767	17,792	114	1,755	36,428
Extraordinary items (early debt extinguishments)	—	(438)	87	(255)	(606)

Net income	44,440	29,933	31,577	32,003	137,953
Preferred stock dividends	(2,125)	(2,125)	(2,125)	(2,125)	(8,500)
Preferred unit redemption premium	—	—	—	(4,400)	(4,400)

Net income available to common stockholders	$42,315	$27,808	$29,452	$25,478	$125,053

NET INCOME PER COMMON SHARE(2)
Basic	$0.50	$0.33	$0.35	$0.31	$1.49

Diluted	$0.50	$0.33	$0.34	$0.30	$1.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,895,993	84,461,544	84,395,107	83,264,975	84,174,644

Diluted	84,720,917	85,378,727	85,644,840	84,338,812	85,214,066

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (Unaudited)

	March 31	June 30	September 30	December 31	Year
2000

	(Dollars in thousands)
Total revenues	$110,323	$113,479	$121,371	$135,034	$480,207
Income before minority interests and gains (losses)	40,465	39,774	42,116	43,244	165,599
Minority interests’ share of income	(9,409)	(10,183)	(13,085)	(12,284)	(44,961)
Total gains (losses) from disposition of real estate	(11)	416	5,815	(5,076)	1,144

Net income	31,045	30,007	34,846	25,884	121,782
Preferred stock dividends	(2,125)	(2,125)	(2,125)	(2,125)	(8,500)

Net income available to common stockholders	$28,920	$27,882	$32,721	$23,759	$113,282

NET INCOME PER COMMON SHARE(2)
Basic	$0.34	$0.33	$0.39	$0.28	$1.35

Diluted	$0.34	$0.33	$0.39	$0.28	$1.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,849,157	83,848,883	84,115,613	83,814,658	83,697,170

Diluted	83,863,198	84,125,277	84,725,109	84,528,547	84,155,306

(1)	Certain reclassifications have been made to the quarterly data to conform with the annual presentation with no net effect to net income or per share amounts.

(2)	The sum of quarterly financial data may vary from the annual data due to rounding.

17.     Segment Information

      The Company operates industrial and retail properties nationwide and manages its business both by property type and by market. Industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of December 31, 2001, the Company operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. As of December 31, 2001, the Company operated retail properties in Miami, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. The Company does not separately report its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing, and leasing strategies.

      During the first quarter of 2001, the Company split its industrial segment into geographic hub and gateway markets and other markets. Within the hub and gateway market categorization, the Company operates in eight major U.S. markets. The other industrial markets category captures all of the Company’s

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other smaller markets nationwide. The 2000 and 1999 rental revenue and net operating income disclosure below has been restated to reflect this change. Summary information for the reportable segments is as follows:

	Rental Revenues(1)			Property NOI(1)(2)

Segments	2001	2000	1999	2001	2000	1999

	(Dollars in thousands)
Industrial hub & gateway markets:
Atlanta	$28,268	$23,458	$17,085	$27,726	$19,368	$13,932
Chicago	41,195	38,228	35,155	28,389	26,447	24,887
Dallas/ Fort Worth	25,210	24,081	20,177	17,641	16,984	14,003
Northern New Jersey/ New York City	44,924	34,618	19,626	31,648	26,444	15,568
San Francisco Bay Area	106,229	79,155	59,741	88,925	64,972	47,673
Southern California	61,627	37,187	29,207	49,102	30,366	23,812
Miami	33,176	22,853	15,741	24,366	16,775	12,349
Seattle	23,229	22,081	12,587	18,634	18,048	10,392

Total hub & gateway markets	363,858	281,661	209,319	281,431	219,404	162,616
Total other industrial markets	169,684	145,516	134,778	122,124	107,568	98,011

Total industrial markets	533,542	427,177	344,097	403,555	326,972	260,627
Total retail markets	24,431	26,784	84,713	16,222	19,259	60,260

Total properties	$557,973	$453,961	$428,810	$419,777	$346,231	$320,887

(1)	Excludes straight-line rents of $10.1 million, $10.2 million, and $10.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

(2)	Property net operating income (NOI) is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, which excludes depreciation, amortization, general and administrative expenses, and interest expense.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Gross Investment(1)
	As of December 31,

	2001	2000

Industrial hub & gateway markets:
Atlanta	$271,663	$225,555
Chicago	330,127	295,398
Dallas/ Fort Worth	171,263	189,265
Northern New Jersey/ New York City	406,077	313,739
San Francisco Bay Area	806,528	641,142
Southern California	694,602	554,671
Miami	288,046	281,710
Seattle	193,154	185,150

Total hub & gateway markets	3,161,460	2,686,630
Total other industrial markets	1,321,959	1,160,433

Total industrial markets	4,483,419	3,847,063
Total retail markets	47,292	179,534

Total properties	$4,530,711	$4,026,597

(1)	Excludes net properties held for divestiture of $157.2 million and $197.1 million, respectively.

     The Company uses property net operating income as an operating performance measure. The following table reconciles total reportable segment revenue and property net operating income to rental revenues and income before minority interests and net gains from disposition of real estate:

	For the Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Rental Revenues
Total rental revenues for reportable segments	$557,973	$453,961	$428,810
Straight-line rents	10,093	10,203	10,848

Total rental revenues	$568,066	$464,164	$439,658

Income before minority interests and net gains from disposition of real estate
Property net operating income for reportable segments	$419,777	$346,231	$320,887
Straight-line rents	10,093	10,203	10,848
Equity in earnings of unconsolidated joint ventures	5,467	5,212	4,701
Investment management income	10,972	4,282	1,511
Other income	16,340	6,549	2,313
Less:
Interest, including amortization	(128,985)	(90,270)	(88,681)
Depreciation and amortization	(111,414)	(90,358)	(67,035)
General, administrative, and other	(35,820)	(23,750)	(25,223)
Loss on investments in other companies	(20,758)	(2,500)	—

Income before minority interests and gains	$165,672	$165,599	$159,321

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. New Accounting Pronouncements

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

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Acer Distribution Center	1	CA	IND	$0	$3,146	$9,479	$1,295	$3,146	$10,773	$13,920	$850	1997	5-40
Activity Distribution Center	4	CA	IND	4,925	3,736	11,248	1,130	3,736	12,378	16,115	984	1997	5-40
Addison Business Center	1	IL	IND	—	1,060	3,228	83	1,060	3,311	4,371	267	2000	5-40
Addison Technology Center	1	TX	IND	—	899	2,696	494	899	3,191	4,090	250	1998	5-40
Airport South Business Park	4	GA	IND	17,629	7,718	14,658	214	7,718	14,872	22,589	1,380	2001	5-40
Albrae Business Center	1	CA	IND	—	6,299	6,227	38	6,299	6,266	12,564	767	2001	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	233	1,200	3,977	5,177	316	1998	5-40
Alvarado Business Center	5	CA	IND	21,710	7,783	23,757	485	7,783	24,242	32,025	1,956	1997	5-40
AMB Meadowlands Park	9	NJ	IND	—	5,838	17,923	803	5,838	18,727	24,564	1,500	2000	5-40
AMB O’Hare Rosemont	14	IL	IND	8,000	3,131	8,995	742	3,131	9,737	12,868	786	1999	5-40
AMB Port O’Hare	2	IL	IND	—	4,913	5,761	—	4,913	5,761	10,675	652	2001	5-40
Amwiler-Gwinnett Industial Portfolio	9	GA	IND	12,892	6,641	19,964	2,346	6,641	22,310	28,951	1,768	1997	5-40
Anaheim Industrial	1	CA	IND	—	1,457	4,341	333	1,457	4,674	6,130	374	1997	5-40
Ardenwood Corporate Park	4	CA	IND	9,502	7,321	22,002	1,924	7,321	23,926	31,246	1,908	1997	5-40
Artesia Industrial Portfolio	25	CA	IND	51,025	22,758	68,254	6,095	22,758	74,349	97,107	5,931	1997	5-40
Arthur Distribution Center	1	IL	IND	4,950	2,726	5,216	20	2,726	5,236	7,961	486	2001	5-40
Atlanta South Business Park	9	GA	IND	—	8,047	24,180	1,160	8,047	25,340	33,386	2,039	1997	5-40
Atlantic Business Center (Formerly Peachtree North East)	3	GA	IND	—	2,197	6,592	1,488	2,197	8,079	10,277	628	1998	5-40
Atlantic Distribution Center	1	GA	IND	3,945	1,519	4,679	106	1,519	4,786	6,305	385	2000	5-40
Beacon Centre — OP	18	FL	IND	70,552	31,704	96,681	7,675	31,705	104,355	136,060	8,310	2000	5-40
Beacon Centre — AF I	4	FL	IND	17,618	7,229	22,238	466	7,230	22,703	29,933	1,828	2000	5-40
Beacon Centre — Headlands	2	FL	RET	—	4,692	14,373	52	4,692	14,425	19,117	1,168	2000	5-40
Beacon Industrial Park	8	FL	IND	17,006	10,466	31,437	6,486	10,466	37,923	48,389	2,955	1997	5-40
Bedford Warehouse	1	IL	IND	—	1,354	3,225	—	1,354	3,225	4,579	280	2001	5-40
Belden Avenue	3	IL	IND	10,930	4,812	15,186	493	4,812	15,678	20,491	1,251	1997	5-40
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	22	6,904	12,937	19,840	1,212	2001	5-40
Beltway Distribution	1	VA	IND	—	4,800	15,159	5,253	4,800	20,412	25,212	1,540	1999	5-40
Bennington Corporate Center	2	MD	IND	—	2,671	8,181	962	2,671	9,144	11,815	722	2000	5-40
Bensenville Industrial Park	13	IL	IND	38,663	20,799	62,438	6,958	20,799	69,396	90,195	5,509	1997	5-40
Black River	1	WA	IND	—	1,845	3,559	62	1,845	3,622	5,466	334	2001	5-40
Blue Lagoon Business Park	2	FL	IND	11,001	4,945	14,875	797	4,945	15,672	20,617	1,259	1997	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Boston Industrial Portfolio	20	MA	IND	19,056	19,320	56,900	16,155	19,320	73,055	92,375	5,642	1998	5-40
Braemar Business Center	2	MA	IND	—	1,422	4,613	685	1,422	5,297	6,720	410	1998	5-40
Brennan Distribution	1	CA	IND	—	3,683	3,022	—	3,683	3,022	6,705	410	2001	5-40
Bridgeview Industrial (Formerly Lake Michigan Industrial)	1	IL	IND	—	1,332	3,996	11	1,332	4,007	5,339	326	1997	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796	1,028	932	3,824	4,757	291	1998	5-40
BWI Air Cargo Centre	1	MD	IND	3,035	—	6,367	86	0	6,453	6,453	394	2000	5-40
Cabot Business Park	16	MA	IND	—	17,231	51,726	20,082	21,118	67,921	89,039	5,438	1998	5-40
Cabot Business Park (KYKJ)	2	MA	IND	—	1,396	2,310	15,365	1,396	17,674	19,070	1,165	1998	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	3,561	4,231	13,980	18,211	1,112	1999	5-40
Cascade Business Center	4	OR	IND	—	2,825	7,860	1,966	2,825	9,826	12,651	773	1998	5-40
Central Bay	2	CA	IND	7,400	3,896	7,400	330	3,896	7,731	11,626	710	2001	5-40
Chancellor	1	FL	IND	2,707	1,587	4,802	213	1,587	5,016	6,603	403	1997	5-40
Chancellor Square	3	FL	IND	15,636	7,575	22,721	2,453	7,575	25,174	32,749	2,000	1998	5-40
Charles and Chase	1	MD	RET	—	751	2,287	10	751	2,297	3,047	186	1998	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	32	2,711	8,223	10,934	668	2000	5-40
Chemway Industrial Portfolio	5	NC	IND	—	2,875	8,625	860	2,875	9,485	12,360	755	1998	5-40
Chicago Industrial Portfolio	1	IL	IND	1,634	762	2,285	231	762	2,516	3,278	200	1997	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	—	3,705	3,576	7,282	445	2001	5-40
Chicago/ O’Hare Industrial Portfolio	5	IL	IND	—	4,816	9,603	75	4,816	9,678	14,495	885	2001	5-40
Circle Freeway	1	OH	IND	—	530	1,591	574	530	2,166	2,696	165	1998	5-40
Columbia Business Center	9	MD	IND	4,026	3,856	11,736	1,493	3,856	13,229	17,085	1,043	1999	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	323	12,688	7,297	19,985	1,221	2001	5-40
Concord Industrial Portfolio	10	CA	IND	9,883	3,872	11,647	1,859	3,872	13,506	17,378	1,061	1999	5-40
Corporate Park/ Hickory Hill	7	TN	IND	16,137	6,789	20,366	853	6,789	21,219	28,008	1,711	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113	1,376	4,024	13,489	17,513	1,070	1997	5-40
Corridor Industrial	1	MD	IND	2,433	996	3,019	133	996	3,152	4,147	253	1999	5-40
Crysen Industrial	1	DC	IND	2,823	1,425	4,275	668	1,425	4,943	6,368	389	1998	5-40
D/FW Int’l Air Cargo — AF I	1	TX	IND	4,700	—	19,683	1,830	0	21,513	21,513	1,314	1999	5-40
D/FW Air Cargo 2	1	TX	IND	—	—	4,286	13,779	0	18,065	18,065	1,103	1999	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Dado Distribution	1	CA	IND	—	7,221	3,739	23	7,221	3,762	10,983	671	2001	5-40
Dallas Industrial (Formerly Taxas Industrial Fortfolio)	12	TX	IND	—	5,938	17,836	3,402	5,938	21,238	27,176	1,660	1997	5-40
Dayton Air Cargo Centre	5	OH	IND	6,810	—	7,163	324	0	7,487	7,487	457	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	37	2,529	7,688	10,217	624	2000	5-40
DFW Air Cargo Centre	3	TX	IND	6,234	—	20,632	139	0	20,770	20,770	1,269	2000	5-40
DFW Airfreight Portfolio	6	TX	IND	6,800	950	8,492	400	950	8,892	9,842	601	2000	5-40
Diablo Industrial Park	14	CA	IND	9,539	3,653	10,045	1,598	3,653	11,644	15,297	934	1999	5-40
Dixie Highway	2	KY	IND	—	1,700	5,149	120	1,700	5,268	6,969	426	1997	5-40
Dock’s Corner	1	NJ	IND	36,869	5,125	22,516	26,973	12,502	42,112	54,614	3,336	1997	5-40
Dock’s Corner II	1	NJ	IND	—	2,272	6,917	349	2,272	7,267	9,539	583	1997	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	137	2,644	8,151	10,794	659	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	1,263	2,665	9,297	11,962	731	1997	5-40
Dublin Industrial Portfolio	1	CA	IND	—	2,980	9,042	117	2,980	9,158	12,138	741	2000	5-40
Dulles Airport — Alliance	1	VA	IND	8,453	767	3,669	885	767	4,554	5,321	325	2000	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	416	7,128	11,440	18,568	1,134	2001	5-40
East Bay Whipple	1	CA	IND	7,000	5,333	8,126	2	5,333	8,128	13,462	822	2001	5-40
East Valley Warehouse	1	WA	IND	—	6,813	20,511	1,294	6,813	21,805	28,618	1,748	1999	5-40
Eaves Distribution Center	3	CA	IND	8,327	11,893	12,708	—	11,893	12,708	24,601	1,503	2001	5-40
Edenvale Business Center	1	MN	IND	—	919	2,411	667	919	3,078	3,997	244	1998	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	2,551	4,038	17,664	21,701	1,325	2000	5-40
Elk Grove Village Industrial	10	IL	IND	18,381	6,874	21,143	1,083	6,874	22,226	29,100	1,777	1997	5-40
Elmwood Business Park	5	LA	IND	—	4,163	12,488	1,193	4,163	13,680	17,843	1,090	1998	5-40
Empire Drive	1	KY	IND	—	1,590	4,815	252	1,590	5,066	6,657	407	1997	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	672	1,399	4,908	6,306	385	1997	5-40
Fairway Drive Industrial	4	CA	IND	10,829	4,233	9,677	3,383	4,233	13,061	17,294	1,056	1997	5-40
Ford Distribution Cntr	8	CA	IND	—	25,443	23,529	—	25,443	23,529	48,971	2,991	2001	5-40
Fordyce Distribution Center	1	CA	IND	7,600	4,340	8,335	255	4,340	8,590	12,930	790	2001	5-40
Garland Industrial	20	TX	IND	19,477	8,161	24,484	4,005	8,161	28,489	36,650	2,238	1998	5-40
Gateway 58	3	MD	IND	—	3,256	9,940	9	3,256	9,949	13,205	807	2000	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	1,200	4,083	13,536	17,620	1,076	1999	5-40
Gateway Corporate Center	9	WA	IND	27,000	9,981	32,201	766	9,981	32,967	42,949	2,623	1999	5-40
Gateway North	6	WA	IND	14,000	5,932	18,365	263	5,932	18,629	24,560	1,500	1999	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Greater Dallas Industrial Portfolio	6	TX	IND	—	6,269	18,414	6,589	6,269	25,003	31,272	1,910	1997	5-40
Greater Houston Industrial Portfolio	14	TX	IND	—	6,197	18,592	4,715	6,197	23,307	29,504	1,802	1998	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	1,209	4,729	15,397	20,126	1,229	1998	5-40
Hamilton Parkway (Formerly Lake Michigan Industrial)	1	IL	IND	—	1,554	4,703	134	1,554	4,837	6,391	390	1997	5-40
Harris Business Center — AF I	10	CA	IND	27,657	19,194	26,368	881	19,194	27,248	46,442	2,837	2000	5-40
Harris Business Center — AF II	10	CA	IND	33,500	13,376	40,428	3,236	13,376	43,664	57,040	3,484	2000	5-40
Harvest Business Park	3	WA	IND	—	2,371	7,153	915	2,371	8,068	10,439	638	1997	5-40
Hawthorne LAX Cargo Center	1	CA	IND	6,550	2,775	8,377	209	2,775	8,586	11,361	694	2000	5-40
Hayward Industrial — Hathaway	2	CA	IND	—	4,473	13,546	48	4,473	13,593	18,066	1,103	2000	5-40
Hayward Industrial — Wiegman	1	CA	IND	6,525	2,773	8,393	373	2,773	8,766	11,539	705	2000	5-40
Hempstead Highway Distribution Center	2	TX	IND	—	1,255	9,087	726	1,255	9,812	11,067	676	2000	5-40
Hintz Building	1	IL	IND	—	420	1,259	269	420	1,527	1,947	119	1998	5-40
Holton Drive	1	KY	IND	—	2,633	7,899	368	2,633	8,267	10,900	666	1997	5-40
Houston Industrial (Formerly Texas Industrial Portfolio)	5	TX	IND	—	3,009	9,066	1,271	3,009	10,337	13,345	815	1997	5-40
Houston Service Center	3	TX	IND	—	3,800	11,401	2,590	3,800	13,991	17,791	1,087	1998	5-40
Industrial Drive	1	OH	IND	—	1,743	5,230	360	1,743	5,589	7,332	448	1997	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	941	1,613	5,820	7,433	454	1997	5-40
Itasca Industrial Portfolio	6	IL	IND	—	6,416	19,289	2,047	6,416	21,336	27,753	1,695	1997	5-40
Jacksonville Air Cargo Centre	1	FL	IND	3,150	—	3,028	—	0	3,028	3,028	185	2000	5-40
Jamesburg	3	NJ	IND	22,987	11,700	35,101	1,099	11,700	36,200	47,901	2,926	1998	5-40
Janitrol	1	OH	IND	—	1,797	5,390	246	1,797	5,635	7,432	454	1997	5-40
JFK Air Cargo — OP	15	NY	IND	—	15,434	45,660	1,677	15,434	47,337	62,771	3,834	2000	5-40
JFK Air Cargo — AF I	15	NY	IND	19,410	10,260	30,128	1,912	10,260	32,040	42,300	2,584	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	422	2,350	7,673	10,022	612	2000	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	1,091	7,875	25,067	32,942	2,012	1999	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	690	3,042	9,855	12,897	788	1997	5-40
Kingsport Industrial Park	7	WA	IND	16,534	7,919	23,798	2,216	7,919	26,014	33,934	2,073	1997	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
L.A. County Industrial Portfolio	6	CA	IND	28,076	9,233	28,247	674	9,233	28,921	38,154	2,330	1997	5-40
LA Media Tech Center	7	CA	IND	22,716	12,810	12,531	16,051	12,810	28,582	41,392	2,528	1998	5-40
Laurelwood Drive	2	CA	IND	—	2,750	8,538	115	2,750	8,653	11,403	696	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,093	2,870	6,614	9,484	579	2001	5-40
LAX Air Cargo Centre	3	CA	IND	7,825	—	13,445	95	0	13,540	13,540	827	2000	5-40
Lincoln Industrial Center	1	TX	IND	—	671	2,052	211	671	2,262	2,933	179	1997	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	48	900	2,800	3,700	226	1999	5-40
Locke Drive	1	MA	IND	—	1,074	3,227	69	1,074	3,296	4,369	267	1998	5-40
Lonestar	7	TX	IND	16,817	7,129	21,428	1,951	7,129	23,379	30,508	1,863	1997	5-40
Los Nietos	4	CA	IND	8,236	2,517	7,624	118	2,517	7,742	10,259	627	1999	5-40
MCI I Air Cargo Centre	1	MO	IND	5,445	—	5,793	44	0	5,838	5,838	357	2000	5-40
MCI II Air Cargo Centre	1	MO	IND	9,535	—	8,134	—	0	8,134	8,134	497	2000	5-40
Mahwah Corporate Center	6	NJ	IND	—	9,762	29,285	1,140	9,762	30,425	40,187	2,454	1998	5-40
Marietta Industrial	3	GA	IND	—	1,830	5,489	800	1,830	6,289	8,119	496	1998	5-40
Martin/ Scott Ind Port	2	CA	IND	—	9,052	5,309	98	9,052	5,407	14,459	883	2001	5-40
Meadow Lane 495	1	NJ	IND	—	838	2,594	156	838	2,750	3,588	219	1999	5-40
Meadowlands AF II	4	NJ	IND	12,400	6,755	13,093	938	6,755	14,030	20,785	1,269	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	935	1,110	4,419	5,529	338	2000	5-40
Meadowridge	3	MD	IND	—	3,716	11,147	298	3,716	11,446	15,161	926	1998	5-40
Melrose Park	1	IL	IND	—	2,936	9,190	1,177	2,936	10,367	13,303	812	1997	5-40
Mendota Heights	1	MN	IND	668	1,367	4,565	1,946	1,367	6,511	7,878	481	1998	5-40
Metric Center	5	TX	IND	—	10,968	32,944	640	10,968	33,584	44,552	2,721	1997	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	1,130	6,400	20,764	27,164	1,659	1999	5-40
Milmont Page Business Center	3	CA	IND	9,541	3,076	9,338	98	3,076	9,436	12,512	764	1997	5-40
Minneapolis Distribution Portfolio	4	MN	IND	—	6,227	18,692	1,893	6,227	20,585	26,811	1,638	1997	5-40
Minneapolis Industrial Portfolio IV	4	MN	IND	7,612	4,938	14,854	1,743	4,938	16,597	21,535	1,315	1997	5-40
Minneapolis Industrial V	7	MN	IND	5,476	4,426	13,317	1,511	4,426	14,828	19,254	1,176	1997	5-40
Minnetonka	10	MN	IND	11,648	6,690	20,380	2,707	6,690	23,088	29,778	1,819	1998	5-40
Moffett Business Center (MBC Industrial)	4	CA	IND	11,881	5,892	17,716	3,193	5,892	20,909	26,802	1,637	1997	5-40
Moffett Distribution	7	CA	IND	—	26,916	11,277	—	26,916	11,277	38,193	2,333	2001	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Moffett Park R&D Portfolio	14	CA	IND	—	14,807	44,462	7,850	14,805	52,315	67,120	4,099	1997	5-40
Moonachie Industrial	2	NJ	IND	4,825	2,731	5,228	100	2,731	5,328	8,058	492	2001	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	5,009	1,670	7,577	9,247	565	1999	5-40
NDP — Chicago (Formerly Glen Ellyn Rd. & Mitel Drive)	3	IL	IND	—	1,496	4,487	654	1,496	5,141	6,637	405	1998	5-40
NDP — Los Angeles	6	CA	IND	9,758	5,948	17,844	1,118	5,948	18,962	24,909	1,521	1998	5-40
NDP — Seattle	4	WA	IND	—	3,888	11,663	659	3,888	12,322	16,209	990	1998	5-40
Newark Airport I& II	2	NJ	IND	3,766	1,755	5,400	117	1,755	5,516	7,271	444	2000	5-40
Nicholas Warehouse	1	IL	IND	—	2,599	1,883	177	2,599	2,060	4,659	285	2001	5-40
Norcross/ Brookhollow Portfolio	4	GA	IND	—	3,721	11,180	630	3,721	11,810	15,531	949	1997	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	740	2,398	8,231	10,628	649	2000	5-40
Northbrook Distribution Center	1	GA	IND	—	1,170	3,823	495	1,170	4,318	5,488	335	2000	5-40
Northpointe Commerce	2	CA	IND	—	1,773	5,358	331	1,773	5,690	7,463	456	1997	5-40
Northwest Crossing Distribution Center	2	TX	IND	—	745	4,792	1,342	745	6,134	6,879	420	2000	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	761	3,533	11,512	15,044	919	1997	5-40
Novato Fair Shopping Center	1	CA	RET	—	4,393	8,424	202	4,393	8,626	13,018	795	2001	5-40
Oakland Ridge Industrial Center	12	MD	IND	7,023	5,571	16,933	4,614	5,571	21,546	27,118	1,656	1999	5-40
O’Hare Industrial Portfolio	15	IL	IND	—	7,357	22,112	2,004	7,357	24,116	31,473	1,922	1997	5-40
Orlando Central Park	2	FL	IND	—	1,779	979	8,945	1,779	9,924	11,703	715	1998	5-40
Pacific Business Center	2	CA	IND	9,119	5,417	16,291	795	5,417	17,086	22,504	1,374	1997	5-40
Pacific Service Center	1	GA	IND	—	504	1,511	620	504	2,131	2,635	161	1998	5-40
Pardee Drive	1	CA	IND	1,583	619	1,850	—	619	1,850	2,468	151	1999	5-40
Parkway Business Center	1	MN	IND	—	475	1,425	456	475	1,881	2,356	144	1998	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	429	1,696	5,556	7,252	443	1997	5-40
Patuxent Alliance 8280	1	MD	IND	—	887	1,706	10	887	1,716	2,603	159	2001	5-40
Peninsula Business Center III	1	VA	IND	—	992	2,976	65	992	3,041	4,033	246	1998	5-40
Penn James Office Warehouse	2	MN	IND	—	1,991	6,013	738	1,991	6,751	8,742	534	1997	5-40
Pioneer Alburtis	5	CA	IND	7,150	2,433	7,166	285	2,433	7,451	9,884	604	1999	5-40
Porete Avenue Warehouse	1	NJ	IND	8,811	4,067	12,202	9,552	4,067	21,754	25,822	1,577	1998	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
Port Northwest Phase I	2	TX	IND	7,450	1,825	1,438	9,234	1,825	10,672	12,496	763	1999	5-40
Presidents Drive	6	FL	IND	—	3,687	11,307	1,657	3,687	12,964	16,651	1,017	1997	5-40
Preston Court	1	MD	IND	—	2,313	7,192	261	2,313	7,452	9,765	596	1997	5-40
Production Drive	1	KY	IND	—	425	1,286	338	425	1,624	2,049	125	1997	5-40
Richardson Tech Center II	1	TX	IND	1,929	530	1,577	—	530	1,577	2,107	129	1997	5-40
Riverside Business Center (Formerly North GSW)	2	TX	IND	—	1,000	—	10,654	1,000	10,654	11,654	712	1998	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625	463	875	3,088	3,963	242	1998	5-40
Sand Lake Service Center	6	FL	IND	—	—	—	2,150	0	2,150	2,150	131	1998	5-40
Santa Barbara Court	1	MD	IND	—	1,617	5,029	881	1,617	5,910	7,527	460	1997	5-40
Scripps Sorrento	1	CA	IND	—	1,110	3,330	32	1,110	3,363	4,473	273	1998	5-40
Sea Tac I Air Cargo Centre	2	WA	IND	5,074	—	15,594	51	0	15,645	15,645	956	2000	5-40
Sea Tac II Air Cargo Centre	1	WA	IND	—	—	3,056	89	0	3,145	3,145	192	2000	5-40
Seattle Airport Industrial	1	WA	IND	—	619	1,923	119	619	2,043	2,661	163	2000	5-40
Shawnee Industrial	1	GA	IND	—	2,481	7,531	2,026	2,481	9,557	12,038	735	1999	5-40
Silicon Valley R&D Portfolio*	6	CA	IND	—	8,024	24,205	4,349	8,024	28,554	36,579	2,234	1997	5-40
Slauson Distribution Center	8	CA	IND	20,500	7,806	23,552	1,197	7,806	24,748	32,555	1,988	2000	5-40
South Bay Industrial	8	CA	IND	18,392	14,992	45,016	4,356	14,992	49,372	64,364	3,931	1997	5-40
South Point Business Park	5	NC	IND	8,623	3,130	10,452	825	3,130	11,277	14,407	880	1998	5-40
South Ridge at Hartsfield	1	GA	IND	4,195	2,096	4,008	28	2,096	4,036	6,132	374	2001	5-40
Southfield Industrial Portfolio	13	GA	IND	35,661	12,855	35,730	4,471	12,855	40,201	53,056	3,240	1997	5-40
Southside Distribution Center	1	GA	IND	1,388	766	2,480	—	766	2,480	3,246	198	2001	5-40
Stadium Business Park	9	CA	IND	4,477	3,768	11,345	620	3,768	11,965	15,733	961	1997	5-40
Sunrise Industrial	4	FL	IND	13,001	6,266	18,798	651	6,266	19,449	25,715	1,571	1998	5-40
Suwannee Creek Distribution Center	3	GA	IND	14,015	4,922	—	19,157	4,922	19,157	24,079	1,471	1998	5-40
Sylvan	1	GA	IND	—	1,946	5,905	150	1,946	6,055	8,001	489	1999	5-40
Systematics	1	CA	IND	—	911	2,773	40	911	2,813	3,724	227	1997	5-40
Technology I	2	MD	IND	—	1,657	5,049	103	1,657	5,153	6,809	416	1999	5-40
Technology II	9	MD	IND	1,942	10,206	3,761	27,416	10,206	31,178	41,384	2,528	1999	5-40
TechRidge Phase IA	3	TX	IND	15,304	7,132	19,044	2,607	7,132	21,651	28,783	1,758	2000	5-40
TechRidge Phase II	1	TX	IND	11,662	7,261	13,484	214	7,261	13,699	20,960	1,280	2001	5-40
Teterboro Meadowlands 15	1	NJ	IND	9,900	4,961	9,618	1,226	4,961	10,844	15,805	965	2001	5-40

AMB PROPERTY CORPORATION

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2001

					Initial Cost to Company			Gross Amount Carried at 12/31/01
							Costs Capitalized					Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs./Ctrs.	Location	Type	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation	Acquisition	(Years)

	(In thousands, except number of buildings/centers)
The Rotunda	2	MD	IND	12,852	4,400	17,736	2,229	4,400	19,965	24,366	1,488	1999	5-40
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	542	2,045	6,678	8,724	533	1998	5-40
Twin Cities	2	MN	IND	—	4,873	14,638	3,286	4,873	17,923	22,796	1,392	1997	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	453	2,247	7,234	9,481	579	1997	5-40
Valwood	2	TX	IND	3,718	1,983	5,989	1,069	1,983	7,058	9,041	552	1997	5-40
Van Nuys Airport Industrial	3	CA	IND	—	2,481	7,508	5,020	2,481	12,528	15,010	917	2000	5-40
Viscount	1	FL	IND	—	984	3,016	325	984	3,341	4,325	264	1997	5-40
Walnut Drive (Formerly East Walnut Drive)	1	CA	IND	—	964	2,918	41	964	2,959	3,922	240	1997	5-40
Watson Industrial Center	1	CA	IND	4,600	2,417	4,617	159	2,417	4,775	7,192	439	2001	5-40
Weigman Road	1	CA	IND	—	1,563	4,688	219	1,563	4,907	6,470	395	1997	5-40
West North Carrier	1	TX	IND	3,010	1,375	4,165	187	1,375	4,352	5,727	350	1997	5-40
West Pac Air Cargo Centre	1	PA	IND	—	—	9,716	89	0	9,805	9,805	599	2000	5-40
Williams & Bouroughs	4	CA	IND	6,650	2,337	6,981	1,612	2,337	8,594	10,931	668	1999	5-40
Willow Lake Industrial Park	10	TN	IND	29,137	11,997	35,990	11,885	11,997	47,875	59,872	3,657	1998	5-40
Willow Park Industrial Portfolio	21	CA	IND	5,077	25,590	76,771	7,824	25,590	84,595	110,185	6,730	1998	5-40
Wilmington Avenue Wharehouse	2	CA	IND	—	3,849	11,605	2,582	3,849	14,187	18,036	1,102	1999	5-40
Wilsonville	1	OR	IND	—	3,407	13,493	58	3,407	13,551	16,958	1,036	1998	5-40
Windsor Court	1	IL	IND	—	766	2,338	94	766	2,432	3,198	195	1997	5-40
Wood Dale Industrial (Includes Bonnie Lane)	5	IL	IND	9,029	2,967	8,456	750	2,967	9,206	12,173	743	1999	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	334	2,350	7,385	9,736	595	1997	5-40
Zanker/ Charcot Industrial	5	CA	IND	—	5,282	15,887	1,073	5,282	16,961	22,243	1,359	1997	5-40

Total	906			$1,170,947	$1,053,157	$2,847,345	$449,030	$1,064,430	$3,285,110	$4,349,532	$265,653

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2001:

Total per Schedule III(3)	$4,349,532
Construction in process(4)	181,179

Total investments in properties	$4,530,711

(2)	As of December 31, 2001, the aggregate cost for federal income tax purposes of investments in real estate was $4,092,163.

(3)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2001, is as follows:

Investment in Real Estate:
Balance at beginning of year	$3,748,862
Acquisition of properties	411,932
Improvements, including properties under development/redevelopment	309,325
Consolidation of Headlands Realty	40,001
Divestiture of properties	(194,427)
Adjustment for properties held for divestiture	33,839

Balance at end of year	$4,349,532

Accumulated Depreciation:
Balance at beginning of year	$177,467
Depreciation expense	109,383
Adjustment for properties divested	(12,737)
Adjustment for contributed properties	(20,992)
Adjustment for properties held for divestiture	8,029
Consolidation of Headlands Realty	203
Asset impairment	4,300

Balance at end of year	$265,653

(4)	Includes $127.3 million of fundings for development projects as of December 31, 2001.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
3.2	Certificate of Correction of AMB Property Corporation’s Articles Supplementary establishing and fixing the rights and preferences of the 8 1/2% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 8 5/8% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 7, 1999).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 8.75% Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Current Report on Form 8-K filed on January 7, 1999).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.6	Articles Supplementary establishing and fixing the rights and preferences of the 7.75% Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 14, 1999).
3.7	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 14, 2000).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 29, 2000).
3.9	Articles Supplementary establishing and fixing the rights and preferences of the 8.125% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Current Report on Form 8-K filed on September 29, 2000).
3.10	Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).
3.11	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).
3.12	Articles Supplementary redesignating and reclassifying all 2,200,000 Shares of the 8.75% Series C Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).
3.13	Second Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.11 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 8.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5(2) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
4.3	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description

4.4	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.6	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.7	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
4.8	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
4.9	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated herein by reference to Exhibit 4.3 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
4.10	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Registration Statement Form S-11 (No. 333-49163)).
4.12	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.13	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.14	Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated herein by reference as Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K/ A filed on November 9, 2000).
4.15	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference as Exhibit 4.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.16	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.17	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference as Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.18	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 31, 2001).

Exhibit
Number	Description

4.19	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).
4.20	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
4.21	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated herein by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).
10.1	Distribution Agreement dated August 15, 2000 by and among AMB Property Corporation, AMB Property, L.P., Morgan Stanley & Co., Incorporated, Banc of America Securities LLC, Banc One Capital Markets, Inc., Chase Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K/ A filed on November 9, 2000).
10.2	Terms Agreement dated as of December 14, 2000, by and between Morgan Stanley & Co., Incorporated and J.P. Morgan Securities Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).
10.3	Terms Agreement dated as of January 4, 2001, by and between A.G. Edwards & Sons, Inc. and AMB Property, L.P. (incorporated herein by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 31, 2001).
10.4	Terms Agreement dated as of March 2, 2001, by and among First Union Securities, Inc., AMB Property, L.P. and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of Registrants’ current report on Form 8-K filed on March 16, 2001).
10.5	Fifth Amended and Restated Partnership Agreement of Limited Partnership of AMB Property, L.P. dated September 21, 2001 (incorporated herein by reference as Exhibit 10.1 to AMB Property Corporations Current Report on Form 8-K filed on October 3, 2001).
10.6	First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated January 1, 2002.
10.7	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
10.8	Form of Change in Control and Noncompetition Agreement between AMB Property Corporation and Executive Officers (incorporated by reference to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.9	Agreement for Purchase and Exchange entered into as of March 9, 1999, by and among AMB Property, L.P., AMB Property II, L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on June 15, 1999 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.10	Agreement for Purchase and Exchange entered into as of March 9, 1999, by and among AMB Property, L.P., AMB Property II, L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on August 4, 1999 (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.11	Agreement for Purchase and Exchange entered into as of March 9, 1999, by and among AMB Property, L.P., AMB Property II, L.P., Long Gate, L.L.C. and BPP Retail, LLC, regarding the transaction which closed on December 1, 1999 (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.12	Dividend Reinvestment and Direct Purchase Plan, dated July 9, 1999 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Report Form 10-Q for the quarter ended June 30, 1999).

Exhibit
Number	Description

10.13	Second Amended and Restated 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated December 6, 2001 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).
10.15	First Amendment to Tenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated January 1, 2002.
10.16	Revolving Credit Agreement dated as of May 24, 2000, among AMB Property, L.P., the banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, the Chase Manhattan Bank, as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookmanagers, Bank one, NA, Commerzbank Aktiengesellschaft, PNC Bank National Association and Wachovia Bank, N.A., as Managing Agents and Banks Trust Company and Dresdner Bank AG, New York and Grand Cayman Branches, as Co-Agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 16, 2000).
10.17	Guaranty of Payment made as of May 24, 2000, between AMB Property Corporation and Morgan Guaranty Trust Company of New York, as administrative agent for the banks listed on the signature page of the Revolving Credit Agreement (incorporated herein by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 16, 2000).
10.18	Credit Agreement dated as of September 27, 1999, among AMB Institutional Alliance Fund I, L.P., AMB Institutional Alliance REIT I, Inc., the Lenders and issuing parties thereto, BT Realty Resources, Inc. and Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.19	Revolving Credit Agreement dated as of August 23, 2001, among AMB Institutional Alliance Fund II, L.P., AMB Institutional Alliance REIT II, Inc., the banks and financial institutions listed therein, Bank of America, N.A. as Administrative Agent, Dresdner Bank AG, as Syndication Agent, and Bank One, NA, as Documentation Agent (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.20	Terms Agreement dated as of August 30, 2001, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
10.21	Terms Agreement dated as of January 14, 2002, by and among Lehman Brothers Inc., AMB Property, L.P., and AMB Property Corporation (incorporated by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).
10.22	Third Amended and Restated 1997 Stock Option and Incentive Plan.
10.23	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan.
10.24	2002 Stock Option and Incentive Plan.
10.25	Second Amendment to Tenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 25, 2002.
10.26	AMB Nonqualified Deferred Compensation Plan.
21.1	Subsidiaries of AMB Property Corporation.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included in Part IV of this Form 10-K).
99.1	Letter, dated March 28, 2002, from AMB Property Corporation to the Securities and Exchange Commission.