Form 10-Q
period 2002-06-30
AMB PROPERTY CORP
filed 2002-08-09
CIK 1045609

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545

AMB Property Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	94-3281941
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

(415) 394-9000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of August 2, 2002, there were 83,422,325 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.     Financial Statements

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001

	June 30,	December 31,
	2002	2001

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,117,410	$1,064,422
Buildings and improvements	3,438,408	3,285,110
Construction in progress	176,503	181,179

Total investments in properties	4,732,321	4,530,711
Accumulated depreciation and amortization	(311,058)	(265,653)

Net investments in properties	4,421,263	4,265,058
Investment in unconsolidated joint ventures	64,083	71,097
Properties held for divestiture, net	133,934	157,174

Net investments in real estate	4,619,280	4,493,329
Cash and cash equivalents	109,153	73,071
Restricted cash	10,134	8,661
Mortgages receivable	87,175	87,214
Accounts receivable	80,366	70,794
Other assets	31,172	27,824

Total assets	$4,937,280	$4,760,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,352,218	$1,220,164
Unsecured senior debt securities	800,000	780,000
Alliance Fund II credit facility	52,000	123,500
Unsecured credit facility	—	12,000

Total debt	2,204,218	2,135,664
Dividends payable	42,289	4,960
Other liabilities	120,340	133,641

Total liabilities	2,366,847	2,274,265
Commitments and contingencies	—	—
Minority interests	824,424	734,286
Stockholders’ equity:
Series A preferred stock, cumulative, redeemable, $.01 par value, 4,600,000 shares authorized, 4,000,000 issued and outstanding, $100,000 liquidation preference	96,100	96,100
Common stock $.01 par value, 500,000,000 shares authorized, 84,254,365 and 83,821,829 issued and outstanding	842	838
Additional paid-in capital	1,635,563	1,627,764
Retained earnings	13,535	27,640
Accumulated other comprehensive loss	(31)	—

Total stockholders’ equity	1,746,009	1,752,342

Total liabilities and stockholders’ equity	$4,937,280	$4,760,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2002 and 2001

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited, dollars in thousands, except per share amounts)
REVENUES AND OTHER INCOME
Rental revenues	$149,741	$138,317	$300,826	$272,845
Equity in earnings of unconsolidated joint ventures	1,638	1,255	3,121	2,729
Investment management income	3,114	1,544	5,702	3,964
Interest and other income	3,330	3,692	7,312	8,831

Total revenues and other income	157,823	144,808	316,961	288,369
EXPENSES
Property operating expenses	18,639	16,580	36,997	32,763
Real estate taxes	18,204	16,697	36,557	33,049
Interest, including amortization	37,217	29,841	72,912	61,050
Depreciation and amortization	31,972	27,140	61,464	53,812
General and administrative	10,762	9,201	21,831	17,384
Loss on investments in other companies	—	16,103	—	20,758

Total expenses	116,794	115,562	229,761	218,816

Income before minority interests, gains from disposition of real estate, discontinued operations, and extraordinary items	41,029	29,246	87,200	69,553
Minority interests’ share of income	(15,379)	(16,874)	(30,942)	(29,756)
Gains from dispositions of real estate, net of minority interests	2,768	17,792	2,480	34,559

Net income before discontinued operations and extraordinary items	28,418	30,164	58,738	74,356
Discontinued operations	484	207	683	455
Extraordinary items (early debt extinguishments)	(52)	(438)	(268)	(438)

Net income	28,850	29,933	59,153	74,373
Series A preferred stock dividends	(2,125)	(2,125)	(4,250)	(4,250)

Net income available to common stockholders	$26,725	$27,808	$54,903	$70,123

BASIC INCOME PER COMMON SHARE
Before discontinued operations and extraordinary items	$0.31	$0.34	$0.65	$0.83
Discontinued operations	0.01	—	0.01	0.01
Extraordinary items	—	(0.01)	—	(0.01)

Net income available to common stockholders	$0.32	$0.33	$0.66	$0.83

DILUTED INCOME PER COMMON SHARE
Before discontinued operations and extraordinary items	$0.30	$0.34	$0.64	$0.82
Discontinued operations	0.01	—	0.01	0.01
Extraordinary items	—	(0.01)	—	(0.01)

Net income available to common stockholders	$0.31	$0.33	$0.65	$0.82

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,710,208	84,461,544	83,626,889	84,178,768

Diluted	85,529,416	85,378,727	85,120,197	85,078,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001

	2002	2001

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,153	$74,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,647	54,177
Loss on investments in other companies	—	20,758
Straight-line rents	(6,747)	(3,466)
Amortization of debt premiums and financing costs, net	(624)	(1,033)
Amortization of stock-based compensation	1,962	1,266
Minority interests	31,002	29,971
Gains from dispositions of real estate, net of minority interests	(2,480)	(34,559)
Non-cash portion of extraordinary items	(330)	438
Equity in earnings of unconsolidated joint ventures	(3,121)	(2,686)
Changes in assets and liabilities:
Accounts receivable and other assets	(3,089)	1,768
Accounts payable and other liabilities	(13,301)	24,834

Net cash provided by operating activities	124,072	165,841
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(1,473)	(19,119)
Cash paid for property acquisitions	(136,477)	(159,574)
Additions to buildings, development costs, and other first generation improvements	(60,646)	(119,269)
Additions to second generation building improvements and lease costs	(27,230)	(16,874)
Contributions to unconsolidated joint ventures	—	(3,222)
Distributions received from unconsolidated joint ventures	10,135	2,518
Net proceeds from divestiture of real estate	50,951	97,702

Net cash used in investing activities	(164,740)	(217,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4,915	1,138
Borrowings on secured debt	166,976	138,785
Payments on secured debt	(50,455)	(19,749)
Borrowings on unsecured credit facility	—	198,000
Payments on unsecured credit facility	(12,000)	(414,000)
Borrowings on Alliance Fund II credit facility	23,500	98,100
Payments on Alliance Fund II credit facility	(95,000)	—
Payment of financing fees	(2,191)	(1,220)
Net proceeds from issuances of senior debt securities	19,883	74,563
Net proceeds from issuances of preferred units (minority interests)	38,939	24,856
Contributions from co-investment partners (minority interests)	58,350	131,950
Dividends paid to common and preferred stockholders	(38,716)	(37,817)
Distributions to minority interests, including preferred units	(37,451)	(27,866)

Net cash provided by financing activities	76,750	166,740

Net increase in cash and cash equivalents	36,082	114,743
Cash and cash equivalents at beginning of period	73,071	20,358

Cash and cash equivalents at end of period	$109,153	$135,101

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$70,058	$66,282
Acquisition of properties	$154,259	$159,574
Non-cash transactions:
Assumption of secured debt	(17,782)	—

Net cash paid	$136,477	$159,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002

		Common Stock				Accumulated
	Series A			Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Loss	Total

	(Unaudited, dollars in thousands)
Balance as of December 31, 2001	$96,100	83,821,829	$838	$1,627,764	$27,640	$—	$1,752,342
Net income	4,250	—	—	—	54,903	—
Currency translation adjustment	—	—	—	—	—	(31)
Total comprehensive income							59,122
Issuance of restricted stock, net	—	168,901	2	4,706	—	—	4,708
Issuance of stock options, net	—	—	—	3,071	—	—	3,071
Exercise of stock options	—	227,524	2	4,913	—	—	4,915
Conversion of Operating Partnership units	—	36,111	—	926	—	—	926
Stock-based deferred compensation	—	—	—	(7,779)	—	—	(7,779)
Amortization of stock-based compensation	—	—	—	1,962	—	—	1,962
Dividends	(4,250)	—	—	—	(69,008)	—	(73,258)

Balance as of June 30, 2002	$96,100	84,254,365	$842	$1,635,563	$13,535	$(31)	$1,746,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.     Organization and Formation of the Company

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings primarily within key distribution markets throughout North America. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership, and their other controlled subsidiaries.

      As of June 30, 2002, the Company owned an approximate 94.4% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of June 30, 2002, the Company had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

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

      As of June 30, 2002, the Company owned 933 industrial buildings and eight retail centers, located in 26 markets throughout the United States. The Company’s strategy is to become a leading provider of distribution properties in supply-constrained, in fill submarkets located near key international passenger and cargo airports, highway systems, and sea ports in major metropolitan areas. As of June 30, 2002, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 84.2 million rentable

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

square feet and were 94.4% leased to over 2,900 customers. As of June 30, 2002, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.1 million rentable square feet and were 87.8% leased to more than 120 customers.

      As of June 30, 2002, through AMB Capital Partners, the Company also managed industrial buildings and retail centers, totaling approximately 2.3 million rentable square feet on behalf of various clients. In addition, the Company has invested in industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2002 and 2001, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners) and Headlands Realty Corporation on May 31, 2001, contributed to the increase in general and administrative expenses. Prior to May 31, 2001,the Company did not include expenses incurred by two unconsolidated preferred stock subsidiaries, Headlands Realty Corporation and AMB Capital Partners, in general and administrative expenses, they were netted with investment management income. General and administrative expenses for the quarter and six months ended June 30, 2001, would have been $10.3 million and $20.9 million, respectively, had the subsidiaries been consolidated beginning January 1, 2001.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications.

      Investments in other companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. During the three and six months ended June 30, 2001, the Company recognized a loss on its investments in other companies, including Webvan Group, Inc., totaling $16.1 million and $20.8 million, respectively. The Company had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income. No gains or losses have been recognized in 2002.

      Stock-based compensation expense. In the second quarter of 2002 and effective beginning in the first quarter of 2002, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to the second quarter of 2002,

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. In the first quarter of 2002, the Company awarded approximately 1.8 million stock options to employees. In accordance with SFAS No. 123, the Company will recognize the associated expense over the three to five-year vesting periods. Related stock-based compensation expense was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2002, respectively. The expense is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The Company revised results for the three months ended March 31, 2002, to include $0.2 million of stock-based compensation expense. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002. If the Company had adopted retroactively, then the related stock-based compensation expense would have been $0.8 million and $1.6 million for the three and six-month periods ended June 30, 2002, respectively.

      Discontinued operations. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains SFAS No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. The Company reported discontinued operations separately as prescribed under the provisions of SFAS No. 144, including the reclassification of prior period operating results.

      Financial Instruments. In June 2002, the Company initiated a new industrial development project valued at $30.8 million aggregating approximately 0.8 million square feet in Mexico. For its lease denominated in Mexican pesos, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The derivatives are cash flow hedges of the lease payments to be received between December 2002 and November 2003. The Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. The Company’s only derivative financial instruments in effect at June 30, 2002, were a combination of foreign currency option contracts. These derivative instruments were marked to market through accumulated other comprehensive income because they qualified for hedge accounting treatment. In assessing the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. The Company uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

      New Accounting Pronouncements. In April and June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and 146, Accounting for Costs Associated with Exit or Disposal Activities, respectively. FASB No. 145, restricts the classification of debt extinguishments as extraordinary and FASB No. 146 addresses financial accounting and reporting for exit and disposal costs. The Company does not believe that either FASB Statement No. 145 or No. 146 will have a material impact on its financial position or results of operations. FASB Statement No. 145 is effective for transactions occurring after May 15, 2002, and FASB Statement No. 146 is effective for exit or disposal activities that are initiated after December 15, 2002.

3.     Real Estate Acquisition and Development Activity

      During the three months ended June 30, 2002, the Company invested $121.9 million in 17 industrial buildings aggregating approximately 2.0 million square feet, which included the investment of $80.0 million in

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16 industrial buildings aggregating approximately 1.7 million square feet through two of the Company’s co-investment joint ventures. During the six months ended June 30, 2002, the Company invested $156.9 million in 25 industrial buildings aggregating approximately 2.7 million square feet, which included $115.0 million in 24 industrial buildings aggregating 2.4 million square feet through two of the Company’s co-investment joint ventures.

      During the three months ended June 30, 2002, the Company completed industrial developments valued at $15.8 million, aggregating approximately 0.3 million square feet. The Company also initiated a new industrial development project valued at $30.8 million aggregating approximately 0.8 million square feet in Mexico. During the six months ended June 30, 2002, the Company completed industrial developments valued at $27.2 million, aggregating approximately 0.5 million square feet. The Company also initiated new industrial development projects valued at $36.8 million aggregating approximately 0.9 million square feet.

      During the three months ended June 30, 2001, the Company invested $71.9 million in operating properties, consisting of 12 industrial buildings aggregating approximately 1.0 million square feet, which included the investment of $42.3 million in operating properties, consisting of six industrial buildings aggregating approximately 0.6 million square feet for three of the Company’s joint ventures. During the six months ended June 30, 2001, the Company invested $165.3 million in operating properties, consisting of 26 industrial buildings aggregating approximately 2.8 million square feet, which included the investment of $84.8 million in operating properties, consisting of 14 industrial buildings aggregating approximately 1.6 million square feet for three of the Company’s joint ventures.

      During the three months ended June 30, 2002, the Company also sold $76.9 million in operating properties, consisting of 15 industrial buildings aggregating approximately 1.9 million square feet, to one of its co-investment joint ventures. The Company recognized a gain of $3.3 million on the sale, representing the portion of the sold properties acquired by the third-party co-investor.

      During the three months ended June 30, 2001, the Company also contributed $111.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of its co-investment joint ventures. During the six months ended June 30, 2001, the Company contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The Company recognized a gain of $15.8 million on the contributions, representing the portion of the contributed properties acquired by the third-party co-investors.

      As of June 30, 2002, the Company had in its development pipeline: (1) 11 industrial projects, which will total approximately 3.5 million square feet and have an aggregate estimated investment of $163.6 million upon completion and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $51.6 million upon completion. As of June 30, 2002, the Company and its Development Alliance Partners have funded an aggregate of $140.9 million and will need to fund an estimated additional $74.3 million in order to complete current and planned projects. The Company’s development pipeline includes projects to be completed through November 2003.

4.     Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During the three months ended June 30, 2002, the Company divested itself of one industrial building, aggregating approximately 0.5 million square feet, for an aggregate price of $12.1 million, with a resulting net loss of $0.4 million. The building disposed was classified as held for sale as of December 31, 2001. During the six months ended June 30, 2002, the Company divested itself of two industrial buildings and one retail building, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting net loss of $0.7 million. The buildings disposed were classified as held for sale as of December 31, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Discontinued operations. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains SFAS No. 121’s, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. The Company reported discontinued operations separately as prescribed under the provisions of SFAS No. 144.

      Properties Held for Divestiture under the provisions of SFAS No. 121. As of June 30, 2002, the Company had decided to divest itself of five retail centers with a net book value of $97.3 million. The retail centers do not meet the Company’s strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture under SFAS No. 121 at June 30, 2002 (dollars in thousands):

	For the
	Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Rental revenues	$2,557	$2,972	$5,874	$5,944
Property operating expenses	(1,173)	(1,323)	(2,362)	(2,359)
Interest and depreciation expense and minority interest	(339)	(1,186)	(1,119)	(2,347)

Net income	$1,045	$463	$2,393	$1,238

      Properties Held for Divestiture under the provisions of SFAS No. 144. As of June 30, 2002, the Company had decided to divest itself of four industrial properties and four development properties with a net book value of $36.6 million. The properties are not in the Company’s core markets or do not meet its strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture under SFAS No. 144 at June 30, 2002 (dollars in thousands):

	For the
	Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Rental revenues	$1,136	$1,201	$2,261	$2,444
Straight-line rents	(59)	17	(28)	47
Property operating expenses	(330)	(363)	(688)	(748)
Interest and depreciation expense and minority interest	(263)	(648)	(862)	(1,288)

Net income	$484	$207	$683	$455

      As of June 30, 2002, and December 31, 2001, assets and liabilities of properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2002	2001

Accounts receivable, net	$138	$254
Other assets	$440	$414
Secured debt	$9,987	$17,552
Other liabilities	$187	$377

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Mortgages Receivable

      In September 2000, the Company sold a retail center located in Los Angeles, California. As of June 30, 2002, the Company carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002. The Company received full repayment of this mortgage on July 3, 2002.

      Through a wholly-owned subsidiary, the Company also holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2002, the outstanding balance on the note was $13.2 million.

6.     Debt

      As of June 30, 2002, and December 31, 2001, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2002	2001

Company secured debt, varying interest rates from 3.7% to 10.4%, due October 2002 to April 2014 (weighted average interest rate of 8.0% at June 30, 2002)	$414,046	$453,954
Joint venture secured debt, varying interest rates from 3.4% to 10.4%, due September 2002 to June 2023 (weighted average interest rate of 7.0% at June 30, 2002)	933,585	759,374
Unsecured senior debt securities, varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2%), due June 2005 to June 2018	800,000	780,000
Unsecured credit facility, variable interest at LIBOR plus 75 basis points, due May 2003	—	12,000
Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (weighted average interest rate of 2.7% at June 30, 2002), due August 2003	52,000	123,500

Total before premiums	2,199,631	2,128,828
Unamortized premiums	4,587	6,836

Total consolidated debt	$2,204,218	$2,135,664

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of June 30, 2002, and December 31, 2001, the total gross investment book value of those properties securing the debt was $2.6 billion and $2.3 billion, respectively, including $1.4 billion and $1.2 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $72.6 million as of June 30, 2002, which bear interest at variable rates (weighted average interest rate of 3.5% as of June 30, 2002). The secured debt has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants as of June 30, 2002. As of June 30, 2002, the Company had 23 non-recourse secured loans, which are cross-collateralized by 59 properties, totaling $676.5 million (not including unamortized debt premiums).

      Interest on the senior debt securities is payable semi-annually. The 2015 notes are putable and callable in June 2005. The senior debt securities are subject to various financial and non-financial covenants. Management believes that the Company was in material compliance with these covenants at June 30, 2002.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by the Company. As of June 30, 2002, the Operating Partnership had issued no medium-term notes under this program.

      In August 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by the Company. On January 14, 2002, the Operating Partnership completed this program when it issued and sold the remaining $20.0 million of the notes to Lehman Brothers, Inc., as principal. The Company has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The Operating Partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties.

      In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company guarantees the Operating Partnership’s obligations under the credit facility. Borrowings under the credit facility currently bear interest at LIBOR plus 75 basis points, which is based on the Company’s credit rating. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee based on the Company’s credit rating. The credit facility has various financial and non-financial covenants. Management believes that the Company and the Operating Partnership were in material compliance with these covenants at June 30, 2002. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Company’s unencumbered properties. As of June 30, 2002, there was no outstanding balance on the credit facility and the amount available under the credit facility was $500.0 million (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility secured by the unfunded capital commitments of the third party investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”), the Alliance Fund II, and the Company. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of June 30, 2002, the outstanding balance was $52.0 million and the remaining amount available was $56.8 million, net of outstanding letters of credit and capital contributions from third party investors. The credit facility has various financial and non-financial covenants. Management believes that the Alliance Fund II and the Alliance REIT II were in material compliance with these covenants at June 30, 2002.

      During the three months ended June 30, 2002, the Operating Partnership retired $11.6 million of secured debt. The Operating Partnership recognized a net extraordinary loss of $0.1 million related to the early debt retirement. During the six months ended June 30, 2002, the Operating Partnership retired $40.4 million of secured debt and recognized a net extraordinary loss of $0.3 million related to the early debt retirement.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2002, the scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

			Unsecured
	Company	Joint	Senior
	Secured	Venture	Debt	Credit
	Debt	Debt	Securities	Facilities	Total

2002	$14,845	$28,403	$—	$—	$43,248
2003	75,951	41,630	—	52,000	169,581
2004	72,210	56,559	—	—	128,769
2005	46,020	58,831	250,000	—	354,851
2006	85,619	79,329	25,000	—	189,948
2007	24,721	42,474	75,000	—	142,195
2008	33,373	153,903	175,000	—	362,276
2009	4,911	45,802	—	—	50,713
2010	51,778	106,751	75,000	—	233,529
2011	1,311	196,240	75,000	—	272,551
Thereafter	3,307	123,633	125,000	—	251,970

	$414,046	$933,585	$800,000	$52,000	$2,199,631

7.     Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 33.5 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because: (1) the Company owns a majority interest; or (2) the Company exercises significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity, and changes in financing.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. As of June 30, 2002, the Company had investments in five co-investment joint ventures with a gross book value of $1.5 billion, which are consolidated for financial reporting purposes and which are discussed below.

      AMB/Erie L.P. (“Erie”) is a co-investment partnership between the Operating Partnership and various entities related to Erie Insurance Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings. As of June 30, 2002, Erie had a total capitalization (defined as total book equity and total book debt) of $199.4 million. The Operating Partnership, together with one of its other affiliates, owned, as of June 30, 2002, approximately 50% of Erie.

      AMB Institutional Alliance Fund I, L.P. (“Alliance Fund I”) is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. (“Alliance REIT I”), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings. As of June 30, 2002, the Alliance Fund I had a total capitalization of $393.1 million. The Operating Partnership is the managing general partner of the Alliance Fund I. The Operating Partnership, together with one of the Company’s other affiliates, owned, as of June 30, 2002, approximately 21% of the partnership interests in the Alliance Fund I.

      The Operating Partnership, together with one of the Company’s other affiliates, formed AMB Partners II, L.P. (“Partners II”) to acquire, manage, develop, and redevelop distribution facilities nationwide. Partners II

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has received equity contributions from City and County of San Francisco Employees’ Retirement System (“CCSFERS”) of $59.3 million. As of June 30, 2002, Partners II had a total capitalization of $221.1 million. The Operating Partnership is the managing general partner of Partners II and owned, as of June 30, 2002, approximately 50% of Partners II.

      The Operating Partnership, together with one of the Company’s other affiliates, formed AMB-SGP, L.P. (“AMB-SGP”) with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”), to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million. As of June 30, 2002, AMB-SGP had a total capitalization of $367.2 million. The Operating Partnership is the managing general partner of AMB-SGP and owned, as of June 30, 2002, approximately 50.3% of AMB-SGP.

      AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) is a co-investment partnership between the Operating Partnership, AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”), and a third party limited partner. The Alliance REIT II included 14 institutional investors as stockholders as of June 30, 2002. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of June 30, 2002, the Alliance Fund II had a total capitalization of $306.2 million. The Operating Partnership is the managing general partner of the Alliance Fund II. The Operating Partnership owned, as of June 30, 2002, approximately 20% of the partnership interests in the Alliance Fund II.

      The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2002: 4,600,000 shares of Series A preferred; 1,300,000 shares of Series B preferred; 1,595,337 shares of Series D preferred; 220,440 shares of Series E preferred; 397,439 shares of Series F preferred; 20,000 shares of Series G preferred; 840,000 shares of Series H preferred; 510,000 shares of Series I preferred; 800,000 shares of Series J preferred; and 800,000 shares of Series K preferred. On July 31, 2002, AMB Property II, L.P., one of the Company’s subsidiaries, repurchased 130,000 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. The Company redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends.

      On April 17, 2002, the Operating Partnership issued and sold 800,000 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series K Preferred Units are redeemable by the Operating Partnership on or after April 17, 2007, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series K Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of the Company’s Series K Preferred Stock. The Operating Partnership used the net proceeds of $39.0 million for general corporate purposes, which included the partial repayment of indebtedness and the acquisition and development of additional properties.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interest liability as of June 30, 2002, and December 31, 2001 (dollars in thousands):

	June 30,	December 31,
	2002	2001

Joint Venture Partners	$411,299	$359,514
Limited Partners in the Operating Partnership	97,278	98,785
Series B Preferred Units (liquidation preference of $65,000)	63,289	62,319
Series J Preferred Units (liquidation preference of $40,000)	38,883	38,906
Series K Preferred Units (liquidation preference of $40,000)	38,939	—
Held through AMB Property II, L.P.:
Series D Preferred Units (liquidation preference of $79,767)	77,685	77,687
Series E Preferred Units (liquidation preference of $11,022)	10,788	10,788
Series F Preferred Units (liquidation preference of $19,872)	19,597	19,597
Series G Preferred Units (liquidation preference of $1,000)	954	954
Series H Preferred Units (liquidation preference of $42,000)	40,912	40,915
Series I Preferred Units (liquidation preference of $25,500)	24,800	24,821

Total	$824,424	$734,286

      The following table distinguishes the minority interests’ share of net income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Joint Venture Partners	$7,429	$6,946	$15,335	$11,195
Limited Partners in the Operating Partnership	1,440	2,583	3,240	4,358
Series B Preferred Units (liquidation preference of $65,000)	1,401	1,402	2,803	2,804
Series J Preferred Units (liquidation preference of $40,000)	795	—	1,713	—
Series K Preferred Units (liquidation preference of $40,000)	777	—	777	—
Held through AMB Property II, L.P.:
Series C Preferred Units (repurchased in December 2001)	—	2,406	—	4,812
Series D Preferred Units (liquidation preference of $79,767)	1,546	1,545	3,091	3,090
Series E Preferred Units (liquidation preference of $11,022)	213	214	427	428
Series F Preferred Units (liquidation preference of $19,872)	395	395	790	790
Series G Preferred Units (liquidation preference of $1,000)	20	20	40	40
Series H Preferred Units (liquidation preference of $42,000)	853	853	1,706	1,706
Series I Preferred Units (liquidation preference of $25,500)	510	510	1,020	533

Total	$15,379	$16,874	$30,942	$29,756

8.	Investments in Unconsolidated Joint Ventures

      The Company has non-controlling limited partnership interests in three separate unconsolidated joint ventures. These investments are not consolidated because the Company does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity, and changes in financing. The Company accounts for the joint ventures using the equity method of accounting. Under the agreements governing the joint ventures, the Company and the other parties to the joint

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture may be required to make additional capital contributions, and subject to certain limitations, the joint ventures may incur additional debt. The Company has a 56.1% interest in a joint venture, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Company also has a 50% interest in each of two other operating and development alliance joint ventures. The Company’s net equity investment in these joint ventures is shown as investment in unconsolidated joint ventures on the accompanying Condensed Consolidated Balance Sheets. For the three months ended June 30, 2002 and 2001, the Company’s share of net operating income from these joint ventures was $3.1 million and $2.3 million, respectively. For the six months ended June 30, 2002 and 2001, the Company’s share of net operating income from these joint ventures was $5.7 million and $5.1 million, respectively.

      The Company also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in Pier One LLC, a joint venture to redevelop the Company’s office space in San Francisco. The investment is not consolidated because the Company does not own a majority interest and does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity, and changes in financing. The Company has an option to purchase the remaining equity interest beginning January 1, 2007, and expiring December 31, 2009, based on the fair market value as stipulated in the partnership agreement.

9.	Stockholders’ Equity

      During the six months ended June 30, 2002, the Company redeemed 36,111 common limited partnership units of the Operating Partnership for shares of its common stock. Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter) elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Company presently anticipates that the Operating Partnership will generally elect to have it issue shares of its common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common and preferred stock. The new stock repurchase program expires in December 2003 and no repurchases have been made under the new program as of June 30, 2002.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the dividend and distribution declarations per share or unit:

		For the		For the
		Three Months		Six Months
		Ended June 30,		Ended June 30,

Security	Paying Entity	2002	2001	2002	2001

Common stock	Company	$0.410	$0.395	$0.820	$0.790
Series A preferred stock	Company	$0.531	$0.531	$1.063	$1.063
Operating Partnership units	Operating Partnership	$0.410	$0.395	$0.820	$0.790
Series A preferred units	Operating Partnership	$0.531	$0.531	$1.063	$1.063
Series B preferred units	Operating Partnership	$1.078	$1.078	$2.156	$2.156
Series C preferred units	AMB Property II, L.P.	n/a	$1.094	n/a	$2.188
Series D preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938
Series E preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938
Series F preferred units	AMB Property II, L.P.	$0.994	$0.994	$1.988	$1.988
Series G preferred units	AMB Property II, L.P.	$0.994	$0.994	$1.988	$1.103
Series H preferred units	AMB Property II, L.P.	$1.016	$1.016	$2.031	$2.032
Series I preferred units	AMB Property II, L.P.	$1.000	$1.000	$2.000	$1.044
Series J preferred units	Operating Partnership	$0.994	n/a	$1.988	n/a
Series K preferred units	Operating Partnership	$0.972	n/a	$0.972	n/a

10.	Income Per Share

      The Company’s only dilutive securities outstanding for the three and six months ended June 30, 2002 and 2001, were stock options and restricted stock granted under its stock incentive plans. The effect on diluted income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

WEIGHTED AVERAGE COMMON SHARES
Basic	83,710,208	84,461,544	83,626,889	84,178,768
Stock options and restricted stock	1,819,208	917,183	1,493,308	899,983

Diluted	85,529,416	85,378,727	85,120,197	85,078,751

11.     Segment Information

      The Company operates industrial and retail properties in North America and manages its business both by property type and by market. Industrial properties represent more than 98% of the Company’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of June 30, 2002, the Company operated industrial properties in eight hub and gateway markets in addition to 18 other markets nationwide. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing, and leasing strategies. As of June 30, 2002, the Company operated retail properties in Southeast Florida, Atlanta, Chicago, the San Francisco Bay Area, Boston, and Baltimore. The Company does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

      Within the hub and gateway market categorization, the Company operates in eight major U.S. markets. The other industrial markets category captures all of the Company’s other smaller markets nationwide. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues(1)		Rental Revenues(1)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Industrial Hub & Gateway Markets:
Atlanta	$7,415	$6,801	$14,729	$13,989
Chicago	11,063	9,804	22,949	19,911
Dallas/ Ft. Worth	6,625	6,340	13,247	12,766
No. New Jersey/ New York	11,176	11,690	22,007	22,533
San Francisco Bay Area	31,437	25,999	61,439	49,960
Southern California	18,879	14,873	37,529	29,230
Miami	8,946	8,092	17,242	16,819
Seattle	6,539	5,791	12,031	11,393

Total hub & gateway markets	102,080	89,390	201,173	176,601
Total other industrial markets	42,090	41,577	85,834	82,427
Discontinued operations	(1,136)	(1,201)	(2,261)	(2,444)

Total industrial markets	143,034	129,766	284,746	256,584
Total retail markets	3,921	6,410	9,333	12,795

Total properties	$146,955	$136,176	$294,079	$269,379

(1)	Excludes straight-line rents of $2.8 million and $2.1 million for the three months ended June 30, 2002 and 2001, respectively, and $6.7 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Property NOI(1)(2)		Property NOI(1)(2)

	For the Three Months		For the Six Months		Total Gross Investment(3)
	Ended June 30,		Ended June 30,
					June 30,	December 31,
	2002	2001	2002	2001	2002	2001

Industrial Hub & Gateway Markets:
Atlanta	$5,746	$5,443	$11,626	$11,256	$281,672	$271,663
Chicago	7,556	6,556	15,887	13,301	353,788	330,127
Dallas/ Fort Worth	4,642	4,416	9,482	9,023	196,226	171,263
Northern New Jersey/ New York	7,376	8,680	14,639	16,261	427,731	406,077
San Francisco Bay Area	26,285	22,064	51,577	42,294	811,278	806,528
Southern California	14,800	12,120	29,513	23,869	713,585	694,602
Miami	6,392	5,799	12,624	12,433	289,170	288,046
Seattle	5,252	4,588	9,629	9,133	245,491	193,154

Total hub & gateway markets	78,049	69,666	154,977	137,570	3,318,941	3,161,460
Total other industrial markets	30,558	29,888	61,261	59,051	1,373,277	1,321,959
Discontinued operations	(806)	(838)	(1,573)	(1,696)	—	—

Total industrial markets	107,801	98,716	214,665	194,925	4,692,218	4,483,419
Total retail markets	2,311	4,183	5,860	8,642	40,103	47,292

Total properties	$110,112	$102,899	$220,525	$203,567	$4,732,321	$4,530,711

(1)	Excludes straight-line rents of $2.8 million and $2.1 million for the three months ended June 30, 2002 and 2001, respectively, and $6.7 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3)	Includes Construction in progress of $176.5 million as of June 30, 2002, and $181.2 million as of December 31, 2001 and excludes net properties held for divestiture of $133.9 million as of June 30, 2002, and $157.2 million as of December 31, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses property net operating income as an operating performance measure. The following table reconciles total reportable segment revenue and property net operating income to rental revenues and income from operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Rental Revenues
Total rental revenues for reportable segments	$146,955	$136,176	$294,079	$269,379
Straight-line rents	2,786	2,141	6,747	3,466

Total rental revenues	$149,741	$138,317	$300,826	$272,845

Income before minority interests and net gains from dispositions of real estate
Property net operating income for reportable segments	$110,112	$102,899	$220,525	$203,567
Straight-line rents	2,786	2,141	6,747	3,466
Equity in earnings of unconsolidated joint ventures	1,638	1,255	3,121	2,729
Investment management income	3,114	1,544	5,702	3,964
Other income	3,330	3,692	7,312	8,831
Less:
Interest, including amortization	(37,217)	(29,841)	(72,912)	(61,050)
Depreciation and amortization	(31,972)	(27,140)	(61,464)	(53,812)
General, administrative, and other	(10,762)	(9,201)	(21,831)	(17,384)
Loss on investments in other companies	—	(16,103)	—	(20,758)

Income before minority interests and gains	$41,029	$29,246	$87,200	$69,553

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

      General Uninsured Losses. The Company carries property and rental loss, liability, flood, and environmental insurance. The Company believes that the policy terms and conditions, limits, and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, it is not certain that we will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	our failure to divest of properties that we have contracted to sell or to timely reinvest proceeds from any such divestitures;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits, and public opposition to these activities);

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986;

•	environmental uncertainties;

•	risks related to natural disasters;

•	financial market fluctuations;

•	changes in real estate and zoning laws;

•	increases in real property tax rates; and

•	risks of doing business internationally, including currency risks.

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

      Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to AMB Property Corporation, AMB Property, L.P., a Delaware limited partnership that we refer to as the operating partnership, and its other controlled subsidiaries, and the references to AMB Property Corporation include the operating partnership and their other controlled subsidiaries. The following marks are our registered trademarks: AMB®; Broker Alliance Partners®; Broker Alliance Program®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; Institutional Alliance Partners®; Institutional Alliance Program®; Management Alliance Partners®; Management

Alliance Program®; UPREIT Alliance Partners®; UPREIT Alliance Program®, HTD®; and High Throughput Distribution®. The following marks are our unregistered trademarks: Strategic Alliance PartnersTM and Strategic Alliance ProgramsTM.

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

      If we fail to qualify as a real estate investment trust in any taxable year, then we would be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year in which we lost qualification. If we lose our real estate investment trust status, then our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved and we would no longer be required to make distributions to our stockholders. In addition, our annual fee on our unsecured credit facility may increase and certain rights that preferred limited partnership unitholders in our affiliates have to exchange their preferred units for shares of our preferred stock may be triggered.

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income. We believe that there are no additional impairments of the carrying values of our investments in real estate at June 30, 2002.

      Rental Revenues. We record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our bad-debt reserves, then we may have to recognize additional bad debt charges in future periods. Historically, our bad debt expense has been between 50 and 150 basis points of total revenues.

      Stock-based compensation expense. In the second quarter of 2002 and effective beginning in the first quarter of 2002, we adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We value stock options issued using the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is retroactively applied to all options granted after the beginning of the year of adoption. Prior to the second quarter of 2002, we followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. In the first quarter of 2002, we awarded approximately 1.8 million stock options to employees. In accordance with SFAS No. 123, we will recognize the associated expense over the three to five-year vesting periods. The expense is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

THE COMPANY

      AMB Property Corporation, a Maryland corporation, acquires, develops, and operates industrial property primarily within key distribution markets throughout North America. We currently own, manage, or are developing 96.6 million square feet in 27 North American metropolitan markets, with more than two-thirds of these assets concentrated in eight targeted hub and gateway locations. Our portfolio is comprised of strategically located industrial buildings in in-fill submarkets; specifically, buildings near airports, seaports, and freeway systems within targeted metropolitan areas. In-fill sub-markets are characterized by supply constraints on the availability of land for competing projects as well as by having physical, political, or economic barriers to new development. A substantial majority of our owned or managed buildings function as High Throughput Distribution, or HTD facilities, which are designed and built to quickly distribute our customers’ products, rather than store them. Because we invest in areas that have natural supply constraints, high barriers to entry, and a close proximity to large population centers, we believe that our HTD facilities will benefit from high customer demand as well as limited competition.

      As of June 30, 2002, we owned and operated 933 industrial buildings and eight retail centers, totaling approximately 85.3 million rentable square feet, located in 26 markets nationwide. As of June 30, 2002, our industrial and retail properties were 94.4% and 87.8% leased, respectively. As of June 30, 2002, through our subsidiary, AMB Capital Partners, LLC, we also managed industrial buildings and retail centers, totaling approximately 2.3 million rentable square feet on behalf of various clients. In addition, we have invested in 40 industrial buildings, totaling approximately 4.9 million rentable square feet, through unconsolidated joint ventures.

      As of June 30, 2002, we had five retail centers, four industrial properties, and four development properties, which were held for divestiture. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      Through the operating partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of primarily industrial properties in target markets nationwide. As of June 30, 2002, we owned an approximate 94.4% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive, and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

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

Co-investment Joint Ventures

      Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects, and renovation projects as well as investment management income. As of June 30, 2002, we had investments in five co-investment joint ventures with a gross book value of $1.5 billion, which are consolidated for financial reporting purposes and which are discussed below. We believe that our co-investment program will also continue to serve as a source of capital for acquisitions and developments; however, there can be no assurance that it will continue to do so.

Acquisition, Development, and Disposition Activity

      During the quarter, we invested $121.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 2.0 million square feet, which included the investment of $80.0 million in 16 buildings aggregating approximately 1.7 million square feet through two of our co-investment joint ventures. Year to date, we have invested $156.9 million in operating properties, consisting of 25 industrial buildings aggregating approximately 2.7 million square feet, which included the investment of $115.0 million in 24 buildings aggregating approximately 2.4 million square feet through two of our co-investment joint ventures.

      During the quarter, we completed industrial developments valued at $15.8 million, aggregating approximately 0.3 million square feet. We also initiated a new industrial development project valued at $30.8 million aggregating approximately 0.8 million square feet in Mexico. Year to date, we have completed industrial developments valued at $27.2 million, aggregating approximately 0.5 million square feet. We also have initiated two new industrial development projects valued at $36.8 million aggregating approximately 0.9 million square feet.

      As of June 30, 2002, we had in our development pipeline: (1) 11 industrial projects, which will total approximately 3.5 million square feet and have an aggregate estimated investment of $163.6 million upon completion and (2) two development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $51.6 million upon completion. As of June 30, 2002, we and our Development Alliance Partners have funded an aggregate of $140.9 million and will need to fund an estimated additional $74.3 million in order to complete current and planned projects.

      During the quarter, we disposed of one industrial building, aggregating approximately 0.5 million rentable square feet, for an aggregate price of $12.1 million. Year to date, we have disposed of two industrial building and one retail center, aggregating approximately 0.8 million rentable square feet, for an aggregate price of $50.6 million. During the three months ended June 30, 2002, we also sold $76.9 million in operating properties, consisting of 15 industrial buildings aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures.

Operating Strategy

      We are a full-service real estate company with in-house expertise in acquisitions, development and redevelopment, asset management and leasing, finance and accounting, and market research. We have long-standing relationships with many real estate management and development firms across the country, our Strategic Alliance Partners.

      We believe that real estate is fundamentally a local business and that the most effective way for us to operate is by forging alliances with service providers in every market. Local partners give us best-in-class, local market expertise and intelligence. We, in turn, contribute national customer relationships, industry knowledge, perspective, and financial strength.

      We believe that our partners give us local market expertise and flexibility allowing us to focus on our core competencies: developing and executing our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns to stockholders.

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on re-tenanted space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating, and growing a large national portfolio. As of June 30, 2002, our industrial properties and retail centers were 94.4% leased and 87.8% leased, respectively. Year to date, we increased average industrial base rental rates (on a cash basis) by 1.5% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, and percentage rents. Year to date, we also increased cash-basis same-store net operating income by 1.4% on our industrial properties.

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

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion, and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with local developers. This way, we leverage the development skill, access to opportunities, and capital of such developers, and we eliminate the need and expense of an extensive in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%. Upon completion, we generally would purchase our partner’s interest in the joint venture.

Growth Through Co-Investments

      We co-invest with third party partners (some of whom may be clients of AMB Capital Partners, LLC, to the extent such clients commit new investment capital), through partnerships, limited liability companies, or joint ventures. We currently use a co-investment formula with each third party whereby we will own at least a 20% interest in all ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments and investment management income; however, there can be no assurance that it will continue to do so.

Growth Through Developments for Sale

      The operating partnership, through a wholly-owned subsidiary, Headlands Realty Corporation, conducts a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. During 2001, we completed and sold two value-added conversion projects for a net gain of $13.2 million. As of June 30, 2002, we were developing two projects for sale to third parties.

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

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the years ended June 30, 2002 and 2001, the same store industrial properties consisted of properties aggregating approximately 72.1 million square feet. The properties acquired during the first six months of 2002 consisted of 25 buildings, aggregating approximately 2.7 million square feet. The properties acquired during 2001 consisted of 65 buildings, aggregating approximately 6.8 million square feet. In the first six months of 2002, the property divestitures consisted of two industrial buildings and one retail center, aggregating approximately 0.8 million square feet. In 2001, property divestitures consisted of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

For the Three Months Ended June 30, 2002 and 2001 (dollars in millions)

Rental Revenues	2002	2001	$ Change	% Change

Industrial
Same store	$125.5	$122.5	$3.0	2.4%
2001 acquisitions	15.2	4.8	10.4	216.7%
2002 acquisitions	1.9	—	1.9	—
Developments	1.1	0.3	0.8	266.7%
Divestitures	0.4	3.4	(3.0)	(88.2)%
Discontinued operations	(1.1)	(1.2)	0.1	(8.3)%
Retail	3.9	6.4	(2.5)	(39.1)%
Straight-line rents	2.8	2.1	0.7	33.3%

Total	$149.7	$138.3	$11.4	8.2%

      The growth in rental revenues in same store properties resulted primarily from fixed rent increases on existing leases, reimbursement of expenses, and lease termination fees, partially offset by lower average occupancies. Industrial same store occupancy was 94.6% at June 30, 2002, and 95.6% at June 30, 2001. During the quarter, the same store rent decreases on industrial renewals and rollovers (cash basis) were (0.3%) on 3.7 million square feet leased.

Investment Management and Other Income	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.7	$1.3	$0.4	30.8%
Investment management income	3.1	1.5	1.6	106.7%
Interest and other income	3.3	3.7	(0.4)	(10.8)%

Total	$8.1	$6.5	$1.6	24.6%

      The increase in investment management income was due primarily to increased priority distributions from our co-investment joint ventures and the consolidation of AMB Investment Management, Inc.

(predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. The decrease in interest and other income was primarily due to our having construction loans to our unconsolidated joint ventures and bridge loans to our joint ventures in 2001.

Property Operating Expenses and Real Estate Taxes	2002	2001	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$18.6	$16.6	$2.0	12.0%
Real estate taxes	18.2	16.7	1.5	9.0%

Property operating expenses	$36.8	$33.3	$3.5	10.5%

Industrial
Same store	$31.3	$29.2	$2.1	7.2%
2001 acquisitions	2.9	1.0	1.9	190.0%
2002 acquisitions	0.3	—	0.3	—
Developments	0.9	0.2	0.7	350.0%
Divestitures	0.1	1.1	(1.0)	(90.9)%
Discontinued operations	(0.3)	(0.4)	0.1	(25.0)%
Retail	1.6	2.2	(0.6)	(27.3)%

Total	$36.8	$33.3	$3.5	10.5%

      The increase in same store properties’ operating expenses primarily relates to increases in real estate taxes and insurance expenses, partially offset by decreases in common area maintenance expenses.

Other Expenses	2002	2001	$ Change	% Change

Interest, including amortization	$37.2	$29.8	$7.4	24.8%
Depreciation and amortization	32.0	27.1	4.9	18.1%
General and administrative	10.8	9.2	1.6	17.4%

Total	$80.0	$66.1	$13.9	21.0%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, G&A did not include expenses incurred by two unconsolidated preferred stock subsidiaries, Headlands Realty Corporation and AMB Capital Partners. General and administrative expenses would have been $10.3 million had the subsidiaries been consolidated beginning January 1, 2001. General and administrative expense also includes stock-based compensation expense of $1.1 million, including $0.9 million related to the issuance of restricted stock and $0.2 million related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002. If we had adopted retroactively, then the related stock-based compensation expense would have been $0.8 million.

      During the three months ended June 30, 2001, we recognized $16.1 million of losses on investments in other companies, including our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the investments. No gains or losses have been recognized in 2002.

      During 2002, we retired $11.6 million of secured debt primarily in connection with property divestitures and prepayments. We recognized a net extraordinary loss of $0.1 million related to the early retirement of debt, resulting from prepayment penalties, partially offset by the write-off of debt premiums.

For the Six Months Ended June 30, 2002 and 2001 (dollars in millions)

Rental Revenues	2002	2001	$ Change	% Change

Industrial
Same store	$250.2	$245.5	$4.7	1.9%
2001 acquisitions	27.9	4.6	23.3	506.5%
2002 acquisitions	2.5	—	2.5	—
Developments	4.8	0.7	4.1	585.7%
Divestitures	1.7	8.1	(6.4)	(79.0)%
Discontinued operations	(2.3)	(2.4)	0.1	4.2%
Retail	9.3	12.8	(3.5)	(27.3)%
Straight-line rents	6.7	3.5	3.2	91.4%

Total	$300.8	$272.8	$28.0	10.3%

      The growth in rental revenues in same store properties resulted primarily from the incremental effect of cash rental rate increases on renewals and rollovers, fixed rent increases on existing leases, reimbursement of expenses, and lease termination fees, partially offset by lower average occupancies. Industrial same store occupancy was 94.6% at June 30, 2002, and 95.6% at June 30, 2001. Year to date, the same store rent increases on industrial renewals and rollovers (cash basis) was 1.5% on 7.9 million square feet leased.

Investment Management and Other Income	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$3.1	$2.7	$0.4	14.8%
Investment management income	5.7	4.0	1.7	42.5%
Interest and other income	7.3	8.8	(1.5)	(17.0)%

Total	$16.1	$15.5	$0.6	3.9%

      The increase in investment management income was due primarily to increased priority distributions from our co-investment joint ventures and the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. The decrease in interest and other income was primarily due to our having construction loans to our unconsolidated joint ventures and bridge loans to our joint ventures in 2001.

Property Operating Expenses and Real Estate Taxes	2002	2001	$ Change	% Change

(Exclusive of depreciation and amortization)

Rental expenses	$37.0	$32.8	$4.2	12.8%
Real estate taxes	36.6	33.0	3.6	10.9%

Property operating expenses	$73.6	$65.8	$7.8	11.9%

Industrial
Same store	$60.7	$58.6	$2.1	3.6%
2001 acquisitions	6.8	1.0	5.8	580.0%
2002 acquisitions	0.4	—	0.4	—
Developments	2.3	0.7	1.6	228.6%
Divestitures	0.6	2.0	(1.4)	(70.0)%
Discontinued operations	(0.7)	(0.7)	—	—
Retail	3.5	4.2	(0.7)	(16.7)%

Total	$73.6	$65.8	$7.8	11.9%

      The increase in same store properties’ operating expenses primarily relates to increases in real estate taxes and insurance expenses, partially offset by decreases in common area maintenance expenses.

Other Expenses	2002	2001	$ Change	% Change

Interest, including amortization	$72.9	$61.1	$11.8	19.3%
Depreciation and amortization	61.5	53.8	7.7	14.3%
General and administrative	21.8	17.4	4.4	25.3%

Total	$156.2	$132.3	$23.9	18.1%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, G&A did not include expenses incurred by two unconsolidated preferred stock subsidiaries, Headlands Realty Corporation and AMB Capital Partners. General and administrative expenses would have been $20.9 million had the subsidiaries been consolidated beginning January 1, 2001. General and administrative expense also includes stock-based compensation expense of $2.0 million, including $1.6 million related to the issuance of restricted stock and $0.4 million related the adoption of SFAS No. 123. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002. If we had adopted retroactively, then the related stock-based compensation expense would have been $1.6 million.

      Year to date June 30, 2001, we recognized $20.8 million of losses on investments in other companies, including our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the investments. No gains or losses have been recognized in 2002.

      Year to date June 30, 2002, we retired $40.4 million of secured debt primarily in connection with property divestitures and prepayments. We recognized a net extraordinary loss of $0.3 million related to the early retirement of debt, resulting from prepayment penalties, partially offset by the write-off of debt premiums.

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

Capital Resources

      Property Divestitures. During the quarter, we divested ourselves of one industrial building for an aggregate price of $12.1 million, with a resulting net loss of $0.4 million. This building was classified as held for sale as of December 31, 2001. Year to date, we divested ourselves of two industrial buildings and one retail center for an aggregate price of $50.6 million, with a resulting net loss of $0.7 million. These buildings were classified as held for sale as of December 31, 2001.

      Properties Held for Divestiture. We have decided to divest ourselves of five retail centers, four industrial properties, and four development properties, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2002, the net carrying value of the properties held for divestiture was $133.9 million.

      Co-investment Joint Ventures. We consolidate the financial position, results of operations, and cash flows of our five co-investment joint ventures. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all of the major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of June 30, 2002, we owned approximately 33.5 million square feet of our properties through these entities. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. The inability to obtain new joint venture partners could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      During the three months ended June 30, 2002, we sold $76.9 million in operating properties, consisting of 15 industrial buildings aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures, AMB-SGP, L.P. We recognized a gain of $3.3 million related to these contributions, representing the portion of the sold properties acquired by the third party co-investor.

      During the three months ended June 30, 2001, we contributed $111.9 million in operating properties, consisting of 17 industrial buildings aggregating approximately 1.9 million square feet, to two of our co-investment joint ventures. During the six months ended June 30, 2001, we contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. We recognized a gain of $15.8 million related to these contributions, representing the portion of the contributed properties acquired by the third party co-investors.

      Erie is a co-investment partnership between the operating partnership and various entities related to Erie Insurance Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of June 30, 2002, Erie had received equity contributions from third party investors totaling $50.0 million, which when combined with debt financings and our investment, creates a total planned capitalization of $200.0 million. We owned, as of June 30, 2002, approximately 50% of Erie.

      AMB Institutional Alliance Fund I, L.P. is a co-investment partnership between the operating partnership and AMB Institutional Alliance REIT I, Inc., which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of June 30, 2002, the Alliance Fund I had received equity contributions from third party investors totaling $169.0 million, which, when combined with debt financings and our investment, creates a total planned capitalization of $420.0 million. We owned, as of June 30, 2002, approximately 21% of the partnership interests in the Fund I.

      We formed AMB Partners II, L.P. to acquire, manage, develop, and redevelop distribution facilities nationwide. Partners II has received equity contributions from the City and County of San Francisco Employees’ Retirement System of $59.3 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $296.0 million. We are the managing general partner of Partners II and owned, as of June 30, 2002, approximately 50% of Partners II.

      We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, distribution facilities nationwide. On March 23, 2001, AMB-SGP received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $425.0 million. We are the managing general partner of AMB-SGP and owned, as of June 30, 2002, approximately 50.3% of AMB-SGP.

      AMB Institutional Alliance Fund II, L.P. is a co-investment partnership between the operating partnership, AMB Institutional Alliance REIT II, Inc., and a third party limited partner. The Alliance REIT II included 14 institutional investors as stockholders as of June 30, 2002. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of June 30, 2002, the Alliance Fund II had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $489.0 million. We are the managing general partner and owned, as of June 30, 2002, approximately 20% of the partnership interests in the Alliance Fund II.

      Credit Facilities. In May 2000, the operating partnership entered into a $500.0 million unsecured revolving credit agreement. We guarantee the operating partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on our credit rating. The operating partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points, which is based on our credit rating. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates. As of June 30, 2002, there was no outstanding balance on our unsecured credit facility. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. At June 30, 2002, the remaining amount available under our unsecured credit facility was $500.0 million (excluding the $200.0 million of potential additional capacity).

      In July 2001, the Alliance Fund II obtained a $150.0 million credit facility secured by the unfunded capital commitments of the third party investors in the Alliance REIT II, the Alliance Fund II, and the Company. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of June 30, 2002, the outstanding balance was $52.0 million and the remaining amount available was $56.8 million, net of outstanding letters of credit and capital contributions from third party investors.

      Equity. We have authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2002: 4,600,000 shares of Series A preferred; 1,300,000 shares of Series B preferred; 1,595,337 shares of Series D preferred; 220,440 shares of Series E preferred; 397,439 shares of Series F preferred; 20,000 shares of Series G preferred; 840,000 shares of Series H preferred; 510,000 shares of Series I preferred; 800,000 shares of Series J preferred; and 800,000 shares of Series K preferred. On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. We reclassified as preferred stock the corresponding 130,000 shares of Series F preferred stock and the corresponding 20,000 shares of Series G preferred stock. We redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends.

      On April 17, 2002, the operating partnership issued and sold 800,000 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series K Preferred Units are redeemable by the operating partnership on or after April 17, 2007, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series K Preferred Units are exchangeable, at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series K Preferred Stock. The operating partnership used the net proceeds of $39.0 million for general corporate purposes, which included the partial repayment of indebtedness and the acquisition and development of additional properties.

      During the three months ended June 30, 2002, we redeemed no common limited partnership units of the operating partnership for shares of our common stock. During the six months ended June 30, 2002, we redeemed 36,111 common limited partnership units of the operating partnership for shares of our common stock.

      In December 2001, our board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of our common and preferred stock. The new stock repurchase program expires in December 2003 and no repurchases have been made under the new program through June 30, 2002.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. At June 30, 2002, our share of total debt-to-total market capitalization ratio was 34.3%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate these policies or circumstances could arise that could render us unable to comply with these policies.

      As of June 30, 2002, the aggregate principal amount of our secured debt was $1.3 billion, excluding unamortized debt premiums of $4.6 million. Of the $1.3 billion of secured debt, $0.9 billion is secured by our joint ventures. The secured debt bears interest at rates varying from 3.4% to 10.4% per annum (with a weighted average rate of 7.3%) and final maturity dates ranging from September 2002 to June 2023. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $72.6 million as of June 30, 2002, which bear interest at variable rates (with a weighted average interest rate of 3.5% at June 30, 2002).

      In May 2002, the operating partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of June 30, 2002, the operating partnership had issued no medium-term notes under this program.

      In August 2000, the operating partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by us. On January 14, 2002, the operating partnership completed the program when it issued and sold the remaining $20.0 million of the notes to Lehman Brothers, Inc., as principal. We have guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The operating partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness, and to acquire and develop additional properties.

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

      Mortgage Receivables. In September 2000, we sold a retail center located in Los Angeles, California. As of June 30, 2002, we carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002. On July 3, 2002, we received a full repayment of the mortgage. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2002, the outstanding balance on the note was $13.2 million.

      The tables below summarize our debt maturities and capitalization as of June 30, 2002 (dollars in thousands):

Debt

	Company	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Total
	Debt(1)	Debt	Securities	Facilities(2)	Debt

2002	$14,845	$28,403	$—	$—	$43,248
2003	75,951	41,630	—	52,000	169,581
2004	72,210	56,559	—	—	128,769
2005	46,020	58,831	250,000	—	354,851
2006	85,619	79,329	25,000	—	189,948
2007	24,721	42,474	75,000	—	142,195
2008	33,373	153,903	175,000	—	362,276
2009	4,911	45,802	—	—	50,713
2010	51,778	106,751	75,000	—	233,529
2011	1,311	196,240	75,000	—	272,551
Thereafter	3,307	123,663	125,000	—	251,970

Subtotal	414,046	933,585	800,000	52,000	2,199,631
Unamortized premiums	2,655	1,932	—	—	4,587

Total consolidated debt	416,701	935,517	800,000	52,000	2,204,218
Our share of unconsolidated joint venture debt(3)	—	39,790	—	—	39,790

Total debt	416,701	975,307	800,000	52,000	2,244,008
Joint venture partners’ share of consolidated joint venture debt	—	(538,259)	—	(41,600)	(579,859)

Our share of total debt	$416,701	$437,048	$800,000	$10,400	$1,664,149

Weighted average interest rate	8.0%	7.0%	7.2%	2.7%	7.2%
Weighted average maturity (in years)	4.3	7.2	7.1	1.1	6.5

(1)	All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $72.6 million as of June 30, 2002, which bear interest at variable rates (with a weighted average interest rate of 3.5% at June 30, 2002).

(2)	The 2003 maturity represents a secured credit facility obtained by the Alliance Fund II, which will repay the facility with capital contributions and secured debt proceeds. The operating partnership also has a $500.0 million unsecured credit facility, which matures in 2003 and had no outstanding balance at June 30, 2002.

(3)	The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.2% and 6.2 years, respectively.

Market Equity

	Shares/Units
Security	Outstanding	Market Price	Market Value

Common stock	84,254,365	$31.00	$2,611,885
Common limited partnership units	4,932,916	31.00	152,920

Total	89,187,281		$2,764,805

Preferred Stock and Units

	Dividend	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred stock	8.50%	$100,000	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	19,872	March 2005
Series G preferred units	7.95%	1,000	August 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007

Weighted Average/Total	8.16%	$424,161

Capitalization Ratios

Total debt-to-total market capitalization	41.3%
Our share of total debt-to-total market capitalization	34.3%
Total debt plus preferred-to-total market capitalization	49.1%
Our share of total debt plus preferred-to-total market capitalization	43.0%
Our share of total debt-to-total book capitalization	44.7%

     Liquidity

      As of June 30, 2002, we had approximately $119.3 million in cash, restricted cash, and cash equivalents, and $500.0 million of additional available borrowings under our credit facility. We also had $56.8 million of additional available borrowings under our Alliance Fund II credit facility. To fund acquisitions, development activities, and capital expenditures and to provide for general working capital requirements, we intend to use: (1) cash from operations; (2) borrowings under our credit facility; (3) other forms of secured and unsecured financing; (4) proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); (5) proceeds from divestitures of properties; and (6) private capital. The unavailability of capital would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      Our board of directors declared a regular cash dividend for the quarter ending June 30, 2002, of $0.41 per share of common stock and the operating partnership declared a regular cash distribution for the quarter ending June 30, 2002, of $0.41 per common unit. The dividends and distributions were payable on July 15, 2002, to stockholders and unitholders of record on July 5, 2002. The Series A, B, E, F, G, J, and K preferred stock and unit dividends and distributions were also payable on July 15, 2002, to stockholders and unitholders of record on July 5, 2002. The Series D, H, and I preferred unit distributions were payable on July 25, 2002, to unitholders of record on July 11, 2002. The following table sets forth the dividend and distribution declarations for the three and six months ended June 30, 2002 and 2001:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,

Security	Paying Entity	2002	2001	2002	2001

Common stock	AMB Property Corporation	$0.410	$0.395	$0.820	$0.790
Operating partnership units	Operating Partnership	$0.410	$0.395	$0.820	$0.790
Series A preferred stock	AMB Property Corporation	$0.531	$0.531	$1.063	$1.063
Series A preferred units	Operating Partnership	$0.531	$0.531	$1.063	$1.063
Series B preferred units	Operating Partnership	$1.078	$1.078	$2.156	$2.156
Series C preferred units	AMB Property II, L.P.	n/a	$1.094	n/a	$2.188
Series D preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938
Series E preferred units	AMB Property II, L.P.	$0.969	$0.969	$1.938	$1.938
Series F preferred units	AMB Property II, L.P.	$0.994	$0.994	$1.988	$1.988
Series G preferred units	AMB Property II, L.P.	$0.994	$0.994	$1.988	$1.988
Series H preferred units	AMB Property II, L.P.	$1.016	$1.016	$2.031	$2.032
Series I preferred units	AMB Property II, L.P.	$1.000	$1.000	$2.000	$1.044
Series J preferred units	Operating Partnership	$0.994	n/a	$1.988	n/a
Series K preferred units	Operating Partnership	$0.972	n/a	$0.972	n/a

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

     Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of June 30, 2002, we are developing 11 projects representing a total estimated investment of $163.6 million upon completion and two development projects available for sale representing a total estimated investment of $51.6 million upon completion. Of this total, $140.9 million had been funded as of June 30, 2002, and an estimated $74.3 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, and net proceeds from property divestitures, which could have an adverse effect on our cash flow. We may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. This could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. We have no other material capital commitments.

      Acquisitions. During the quarter, we invested $121.9 million in 17 operating industrial buildings, aggregating approximately 2.0 million rentable square feet. Year to date, we have invested $156.9 million in 25 operating industrial buildings, aggregating approximately 2.7 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

      Captive Insurance Company. We have responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the third party policies. We capitalized Arcata in accordance with regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience of our properties. Annually, we intend to engage an independent third party to perform an actuarial estimate of future projected claims.

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

      The following table reflects the calculation of funds from operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Income before minority interests and gains	$41,029	$29,246	$87,200	$69,553
Real estate related depreciation and amortization:
Total depreciation and amortization	31,972	27,140	61,464	53,812
FF&E depreciation and ground lease amortization(1)	(519)	(492)	(1,193)	(973)
Discontinued operations	484	490	926	1,035
FFO attributable to minority interests(2)	(11,274)	(8,539)	(24,118)	(15,726)
Adjustments to derive FFO in unconsolidated joint ventures(3):
Our share of net income	(1,638)	(1,255)	(3,121)	(2,729)
Our share of FFO	2,700	2,133	4,829	4,253
Preferred stock dividends	(2,125)	(2,125)	(4,250)	(4,250)
Preferred unit distributions	(6,510)	(7,345)	(12,367)	(14,203)

Funds from operations	$54,119	$39,253	$109,370	$90,772

(1)	FF&E depreciation represents depreciation on furniture, fixtures, and equipment that is not real estate related. Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

(2)	Represents FFO attributable to minority interests in consolidated joint ventures whose interests are not exchangeable into common stock. The minority interests’ share of net operating income for the three months ended June 30, 2002 and 2001, was $19.7 million and $16.3 million, respectively, and for the six months ended June 30, 2002 and 2001, was $39.4 million and $26.2 million, respectively.

(3)	Our share of net operating income for the three months ended June 30, 2002 and 2001, was $3.1 million and $2.3 million, respectively, and for the six months ended June 30, 2002 and 2001, was $5.7 million and $5.1 million, respectively.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three month period ended June 30, 2002 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Square feet owned(1)(2)	84,189,979	84,189,979
Occupancy percentage(1)	94.4%	94.4%
Weighted average lease terms:
Original	6.2 years	6.2 years
Remaining	3.2 years	3.2 years
Tenant retention	75.1%	74.9%
Rent increases on renewals and rollovers	(0.4)%	1.5%
Square feet leased(3)	3,854,747	8,146,018
Second generation tenant improvements and leasing commissions per sq. ft.:
Renewals	$0.77	$0.82
Re-tenanted	1.50	1.81

Weighted average	$1.22	$1.39

Recurring capital expenditures(4)
Tenant improvements	$7,017	$10,936
Lease commissions and other lease costs	5,404	10,367
Building improvements	3,586	5,927

Sub-total	16,007	27,230
Partners’ share of capital expenditures	(2,966)	(5,808)

Total	$13,041	$21,422

(1)	Includes all industrial consolidated operating properties and excludes development and renovation projects. Excludes retail and other properties’ square feet of 1,087,091, occupancy of 87.8%, and annualized base rent of $12.9 million.

(2)	In addition to owned square feet as of June 30, 2002, we managed, through our subsidiary, AMB Capital Partners, approximately 2.3 million additional square feet of industrial, retail, and other properties. We also have investments in approximately 4.9 million square feet of industrial properties through our investments in the unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Includes second generation leasing costs and building improvements.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six month periods ended June 30, 2002:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Square feet in same store pool(1)	72,099,147	72,099,147
% of total square feet	85.6%	85.6%
Occupancy percentage at period end
June 30, 2002	94.6%	94.6%
June 30, 2001	95.6%	95.6%
Tenant retention	73.3%	75.1%
Rent increases on lease commencements	(0.3)%	1.5%
Square feet leased	3,721,546	7,886,116
Cash basis net operating income growth % increase:
Revenues	2.5%	1.9%
Expenses	7.1%	3.7%
Net operating income	1.0%	1.4%

(1)	Excludes properties purchased or developments stabilized after December 31, 2000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevalent market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2002, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $4.6 million as of June 30, 2002:

	Expected Maturity Date

							Total
	2002	2003	2004	2005	2006	Thereafter	Debt

Fixed rate debt(1)	$42,664	$91,982	$99,256	$352,143	$181,980	$1,307,055	$2,075,080
Average interest rate	7.9%	7.8%	8.0%	7.3%	7.3%	7.4%	7.4%
Variable rate debt(2)	$584	$77,599	$29,513	$2,708	$7,968	$6,179	$124,551
Average interest rate	3.7%	3.0%	3.6%	3.9%	3.5%	3.4%	3.2%

(1)	Represents 94.3% of all outstanding debt.

(2)	Represents 5.7% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 32 basis points), then the increase in interest expense on the variable rate debt would be approximately $0.4 million annually. As of June 30, 2002 the estimated fair value of our fixed rate debt was $2,182.3 million.

PART II

Item 1.	Legal Proceedings

      As of June 30, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. We reclassified as preferred stock the corresponding 130,000 shares of Series F preferred stock and the corresponding 20,000 shares of Series G preferred stock. We redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Stockholders on May 30, 2002.

      The stockholders voted to elect nine directors, who are listed below, to our Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

		Against or
	For	Withheld

Hamid R. Moghadam	58,713,305	1,986,940
W. Blake Baird	60,037,564	662,681
T. Robert Burke	60,038,464	661,781
Daniel H. Case III	58,351,580	2,348,665
David A. Cole	60,038,364	661,881
Lynn M. Sedway	58,286,139	2,414,106
Jeffrey L. Skelton	58,648,164	2,052,081
Thomas W. Tusher	60,038,464	661,781
Caryl B. Welborn	58,712,878	1,987,367

      The stockholders also voted to approve the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., authorizing and reserving for issuance thereunder 10,000,000 shares of the common stock of AMB Property Corporation. The stockholders’ vote with respect to the 2002 Stock Option and Incentive Plan was as follows:

		Against or	Votes	Broker
	For	Withheld	Abstained	Non-Votes

2002 Stock Option Plan	44,770,240	12,418,439	80,891	3,430,675

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

We May Be Unable to Renew Leases or Relet Space as Leases Expire

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 8.0% of our industrial properties (based on annualized base rent) as of June 30, 2002, will expire on or prior to December 31, 2002. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

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

A Significant Number of Our Properties are Located in California

      Our industrial properties located in California as of June 30, 2002, represented approximately 27.9% of the aggregate square footage of our industrial operating properties as of June 30, 2002, and 35.1% of our industrial annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of June 30, 2002, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow, and our ability to pay dividends on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity. (See “Some Potential Losses are not Covered by Insurance”.)

Some Potential Losses are not Covered by Insurance

      We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of our properties, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risk of loss, the cost of such coverage, and industry practice. There are, however, certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, it is not certain that we will be able to collect under such policies. Certain losses such as losses due to terrorism, floods, or seismic activity may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations, including any obligations incurred by the operating partnership as the general partner of the co-investment joint ventures. Any such liabilities could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of June 30, 2002, 292 industrial buildings aggregating approximately 23.5 million square feet (representing 27.9% of our industrial operating properties based on aggregate square footage and 35.1% based on industrial annualized base rent) are located. We carry replacement cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry, which we believe is commercially reasonable. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies, and Partnerships

      As of June 30, 2002, we had ownership interests in several joint ventures, limited liability companies, or partnerships with third parties, as well as interests in three unconsolidated entities. As of June 30, 2002, we owned approximately 33.5 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company, or joint venture investments may involve risks such as the following: (1) our partners, co-members, or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture); (2) our partners, co-members, or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; (3) our partners, co-members, or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and (4) agreements governing joint ventures, limited liability companies, and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s, or partner’s interest or “buy-sell” or other provisions, which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

We May be Unable to Complete Divestitures on Advantageous Terms

      We have decided to divest ourselves of retail centers and industrial properties that are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of financing on attractive terms for potential buyers of our properties. Our inability to dispose of properties on favorable terms or our inability to redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

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

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

      We are subject to risks normally associated with debt financing, including the risks that cash flow will be insufficient to pay dividends to our stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity) and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of June 30, 2002, we had total debt outstanding of approximately $2.2 billion.

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

Rising Interest Rates Could Adversely Affect Our Cash Flow

      As of June 30, 2002, we had $52.0 million outstanding under our Alliance Fund II secured credit facility, no outstanding balance on our unsecured credit facility, and we had seven secured loans with an aggregate principal amount of $72.6 million, which bear interest at variable rates (with weighted average interest rate of 3.5% as of June 30, 2002). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

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

We Could Default on Cross-Collateralized and Cross-Defaulted Debt

      As of June 30, 2002, we had 23 non-recourse secured loans, which are cross-collateralized by 59 properties, totaling $676.5 million (not including unamortized debt premium). If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock. In addition, our credit facilities and the senior debt securities of the operating partnership contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Contingent or Unknown Liabilities Could Adversely Affect Our Financial Condition

      Our predecessors have been in existence for varying lengths of time up to 19 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore have not disclosed in this report. We assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership’s limited partnership units or shares of our common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against our predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following: (1) liabilities for clean-up or remediation of undisclosed environmental conditions; (2) claims of customers, vendors, or other persons dealing with our predecessors prior to the formation transactions that had not been asserted prior to the formation transactions; (3) accrued but unpaid liabilities incurred in the ordinary course of business; (4) tax liabilities; and (5) claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

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

Our Former Independent Public Accountant, Arthur Andersen LLP, Has Been Found Guilty of Federal Obstruction of Justice Charges

      Although we dismissed Arthur Andersen, LLP as our independent public accountants and engaged PricewaterhouseCoopers LLP on May 8, 2002, our consolidated financial statements as of and for each of the fiscal years ended December 31, 2001, 2000 and 1999 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 were audited by Arthur Andersen. In light of the jury conviction of Arthur Andersen on obstruction of justice charges and the underlying events, Arthur Andersen has informed the Securities and Exchange Commission that it will cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determines another date is appropriate. A substantial number of Arthur Andersen’s personnel have already left the firm, including the individuals responsible for auditing our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and substantially all remaining personnel are expected to do so in the near future. Because it is unlikely that Arthur Andersen will survive, our stockholders are unlikely to be able to exercise effective remedies or collect judgments against them. Moreover, Arthur Andersen has informed us that it is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its report on our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense, and other difficulties in future financings. Any resulting delay in accessing public capital markets could adversely affect our financial condition and results of operations. However, we believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, are adequate for us to meet our liquidity requirements for the foreseeable future.

Conflicts of Interest

Some of Our Directors and Executive Officers are Involved in Other Real Estate Activities and Investments

      Some of our executive officers own interests in real estate-related businesses and investments. These interests include minority ownership of Institutional Housing Partners, L.P., a residential housing finance company, and ownership of Aspire Development, Inc. and Aspire Development, L.P., developers that own property not suitable for ownership by us. Aspire Development, Inc. and Aspire Development, L.P. have agreed that they will not make any further investments in industrial properties other than those currently under development at the time of our initial public offering. The continued involvement in other real estate-related activities by some of our executive officers and directors could divert management’s attention from our day-to-day operations. Our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of industrial real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

Certain of Our Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control

      As of June 30, 2002, Aspire Development, L.P. owns interests in several retail development projects in the U.S., which are individually less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of our executive officers individually own: (1) less than 1% interests in the stocks of certain publicly-traded real estate investment trusts; (2) certain interests in and rights to developed and undeveloped real property located outside the United States; and (3) certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of our board of directors, is a limited partner in a partnership in which Messrs. Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, with a market value of approximately $2.2 million. Messrs. Moghadam and Burke each have a 26.7% interest in the partnership, each with a market value of approximately $2.9 million.

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

Our Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of All Stockholders

      As of July 23, 2002, our two largest stockholders, Morgan Stanley Investment Management, Inc. (with respect to various client accounts for which Morgan Stanley Investment Management, Inc. serves as investment advisor) and Cohen & Steers Capital Management, Inc. (with respect to various client accounts for which Cohen & Steers Capital Management, Inc. serves as investment advisor) beneficially owned 10.4% of our outstanding common stock. In addition, our executive officers and directors beneficially owned 4.3% of our outstanding common stock as of August 2, 2002, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

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

Federal Income Tax Risks

Our Failure to Qualify as a Real Estate Investment Trust Would Have Serious Adverse Consequences to Stockholders

      We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 1997. We currently intend to operate so as to qualify as a real estate investment trust under the Internal Revenue Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a real estate investment trust. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a real estate investment trust, or that our future operations could cause us to fail to qualify. Qualification as a real estate investment trust requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. These provisions and the applicable treasury regulations are more complicated in our case because we hold our assets through the operating partnership. Legislation, new regulations, administrative interpretations, or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a real estate investment trust. As a result of an administrative error, it is possible that an election to treat one of our subsidiaries as a “taxable REIT subsidiary” may not have been timely filed. We do not believe that our status as a real estate investment trust would be impacted as the result of such an error, however, we are currently attempting to resolve this issue definitively with the Internal Revenue Service.

      If we fail to qualify as a real estate investment trust in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year in which we lost qualification. If we lose our real estate investment trust status, then our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to our stockholders.

We Pay Some Taxes

      Even if we qualify as a real estate investment trust, we will be required to pay certain state and local taxes on our income and property. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through IMD Holding Corporation and Headlands Realty Corporation. IMD Holding Corporation and Headlands Realty Corporation, as taxable REIT subsidiaries, are also subject to tax on their income, reducing their cash available for distribution to us.

Certain Property Transfers May Generate Prohibited Transaction Income

      From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction. We would be required to pay a 100% penalty tax on that income. Since we acquire properties for investment purposes, we believe that any transfer or disposal of property by us would not be deemed by the Internal Revenue Service to be a prohibited transaction with any resulting gain allocable to us being subject to a 100% penalty tax. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, any income from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.

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

We May Be Unable to Effectively Manage Our International Growth

      We expect to acquire or develop additional properties in foreign countries. Local markets affect our operations and, therefore, we would be subject to economic fluctuations in foreign locations. Our international operations also would be subject to the usual risks of doing business abroad such as the revaluation of currencies, revisions in tax treaties or other laws governing the taxation of revenues, restrictions on the transfer of funds, and, in certain parts of the world, political instability. We cannot predict the likelihood that any such developments may occur. Further, we may enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in, the courts of another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock could be adversely affected.

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

Ownership of Our Stock

Limitations in Our Charter and Bylaws Could Prevent a Change in Control

      Certain provisions of our charter and bylaws may delay, defer, or prevent a change in control or other transaction that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain our qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, our common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year (or a proportionate part of a short tax year). In addition, if we, or an owner of 10% or more of our stock, actually or constructively owns 10% or more of one of our customers (or a tenant of any partnership in which we are a partner), then the rent received by us (either directly or through any such partnership) from that tenant will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To facilitate maintenance of our qualification as a real estate investment trust for federal income tax purposes, we prohibit the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock and more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our Series A Preferred Stock, and we also prohibit the ownership, actually or constructively, of any shares of our other preferred stock by any single person so that no such person, taking into account all of our stock so owned by such person, may own in excess of 9.8% of our issued and outstanding capital stock. We refer to this limitation as the “ownership limit.” Shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. Any person who acquires shares in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring, or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction.

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

      All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at the option of the operating partnership, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 4,932,916 common limited partnership units as of June 30, 2002. As of June 30, 2002, we had reserved 17,676,392 shares of common stock for issuance under our Stock Option and Incentive Plans (not including shares that we have already issued) and, as of June 30, 2002, we had granted to certain directors, officers, and employees options to purchase 9,298,341 shares of common stock (excluding forfeitures and 557,700 shares that we have issued pursuant to the exercise of options). As of June 30, 2002, we had granted 715,908 restricted shares of common stock, excluding 4,877 shares that have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed registration statements with respect to the shares of common stock issuable under our Stock Option and Incentive Plans. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership’s limited partnership units.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits:

Exhibit
Number	Description

3.1	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).
3.2	Articles Supplementary Redesignating and Reclassifying 130,000 Shares of 7.95% Series F Cumulative Redeemable Preferred Stock as Preferred Stock.
3.3	Articles Supplementary Redesignating and Reclassifying all 20,000 Shares of 7.95% Series G Cumulative Redeemable Preferred Stock as Preferred Stock.
4.1	Registration Rights Agreement among the Registrant, AMB Property, L.P., and the unitholders signatory thereto dated April 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).
10.1	Sixth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated April 17, 2002 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).
10.2	Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated July 31, 2002.

      (b) Reports on Form 8-K:

•	AMB Property Corporation filed a Current Report on Form 8-K on April 11, 2002, in connection with its first quarter 2002 earnings release.

•	AMB Property Corporation filed a Current Report on Form 8-K on April 23, 2002, in connection with the issuance and sale by AMB Property, L.P. of 800,000 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units and the filing by AMB Property Corporation of Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series K Cumulative Redeemable Preferred Stock.

•	AMB Property Corporation filed a Current Report on Form 8-K on May 8, 2002, in connection with its dismissal of its independent auditors, Arthur Andersen LLP and its engagement of PricewaterhouseCoopers LLP as its new independent auditors for the current fiscal year ending December 31, 2002.

•	AMB Property Corporation filed a Current Report on Form 8-K on July 9, 2002, in connection with its second quarter 2002 earnings release.

•	AMB Property Corporation filed Amendment No. 1 to Current Report on Form 8-K on July 10, 2002, correcting certain typographical errors in connection with its second quarter 2002 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMB PROPERTY CORPORATION
Registrant

By:	/s/ HAMID R. MOGHADAM

Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

By:	/s/ W. BLAKE BAIRD

W. Blake Baird
President and Director
(Duly Authorized Officer)

By:	/s/ MICHAEL A. COKE

Michael A. Coke
Chief Financial Officer and
Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: August 9, 2002