Form 10-Q
period 2002-09-30
AMB PROPERTY CORP
filed 2002-11-12
CIK 1045609

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of October 28, 2002, there were 82,645,191 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2002, and December 31, 2001
Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2002
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I

Item 1.     Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001

	September 30,	December 31,
	2002	2001

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,151,700	$1,064,422
Buildings and improvements	3,567,994	3,285,110
Construction in progress	163,803	181,179

Total investments in properties	4,883,497	4,530,711
Accumulated depreciation and amortization	(344,949)	(265,653)

Net investments in properties	4,538,548	4,265,058
Investments in unconsolidated joint ventures	64,822	71,097
Properties held for divestiture, net	105,613	157,174

Net investments in real estate	4,708,983	4,493,329
Cash and cash equivalents	76,094	73,071
Restricted cash	14,746	8,661
Mortgages receivable	13,155	87,214
Accounts receivable, including discontinued operations	81,003	70,794
Other assets, including discontinued operations	48,608	35,874

Total assets	$4,942,589	$4,768,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt, including discontinued operations	$1,305,320	$1,228,214
Unsecured senior debt securities	800,000	780,000
Alliance Fund II credit facility	72,500	123,500
Unsecured debt	10,319	—
Unsecured credit facility	12,000	12,000

Total debt	2,200,139	2,143,714
Dividends payable	42,151	4,960
Other liabilities, including discontinued operations	146,925	133,641

Total liabilities	2,389,215	2,282,315
Commitments and contingencies (Note 12)	—	—
Minority interests	814,921	734,286
Stockholders’ equity:
Series A preferred stock, cumulative, redeemable, $.01 par value, 4,600,000 shares authorized, 4,000,000 issued, and 3,995,800 and 4,000,000 outstanding, $99,895 liquidation preference	95,994	96,100
Common stock $.01 par value, 500,000,000 shares authorized, 84,241,693 and 83,821,829 issued and outstanding	842	838
Additional paid-in capital	1,637,308	1,627,764
Retained earnings	4,317	27,640
Accumulated other comprehensive loss	(8)	—

Total stockholders’ equity	1,738,453	1,752,342

Total liabilities and stockholders’ equity	$4,942,589	$4,768,943

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Unaudited, dollars in thousands,
	except per share amounts)
REVENUES AND OTHER INCOME
Rental revenues	$158,283	$145,140	$459,505	$418,519
Equity in earnings of unconsolidated joint ventures	1,322	1,636	4,443	4,365
Private capital income	2,766	2,340	8,468	8,022
Interest and other income	2,609	5,392	9,921	12,505

Total revenues and other income	164,980	154,508	482,337	443,411
EXPENSES
Property operating expenses	21,738	17,877	58,770	50,687
Real estate taxes	18,920	17,274	55,670	50,535
Interest, including amortization	38,661	32,842	112,044	94,314
Depreciation and amortization	33,749	28,835	95,186	82,758
General and administrative	12,376	8,796	34,207	26,180
Loss on investments in other companies	—	—	—	20,758

Total expenses	125,444	105,624	355,877	325,232

Income before minority interests	39,536	48,884	126,460	118,179
Minority interests’ share of income
Preferred units	(6,403)	(7,423)	(18,770)	(21,626)
Minority interests’	(10,863)	(10,556)	(29,498)	(26,324)

Total minority interests’ share of income	(17,266)	(17,979)	(48,268)	(47,950)

Income from continuing operations available to common stockholders	22,270	30,905	78,192	70,229
Gains/(losses) on developments and dispositions
Gains on developments held for sale	618	1,341	618	1,341
Gains/(losses) from dispositions of real estate, net of minority interests	—	(1,227)	2,480	33,332

Total gains on developments and dispositions	618	114	3,098	34,673

Income before discontinued operations	22,888	31,019	81,290	104,902
Discontinued operations
Discontinued operations	330	471	1,349	1,399
Gains from dispositions of real estate, net of minority interests	3,944	—	3,944	—

Total discontinued operations	4,274	471	5,293	1,399

Income before extraordinary items	27,162	31,490	86,583	106,301
Extraordinary items	(88)	87	(356)	(351)

Net income	27,074	31,577	86,227	105,950
Series A preferred stock dividends	(2,123)	(2,125)	(6,373)	(6,375)
Preferred unit redemption discount	412	—	412	—

Net income available to common stockholders	$25,363	$29,452	$80,266	$99,575

BASIC INCOME PER COMMON SHARE
Income from continuing operations available to common stockholders	$0.24	$0.34	$0.86	$0.76
Gains on developments and dispositions	0.01	—	0.04	0.41
Discontinued operations	0.05	0.01	0.06	0.01
Extraordinary items	—	—	—	—

Net income available to common stockholders	$0.30	$0.35	$0.96	$1.18

DILUTED INCOME PER COMMON SHARE
Income from continuing operations available to common stockholders	$0.24	$0.33	$0.84	$0.75
Gains on developments and dispositions	0.01	—	0.04	0.41
Discontinued operations	0.05	0.01	0.06	0.01
Extraordinary items	—	—	—	—

Net income available to common stockholders	$0.30	$0.34	$0.94	$1.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,723,897	84,395,107	83,755,195	84,135,158

Diluted	85,527,829	85,644,840	85,360,210	85,097,692

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001

	2002	2001

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,227	$105,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,186	82,758
Loss on investments in other companies	—	20,758
Straight-line rents	(10,385)	(7,579)
Amortization of debt premiums, discounts and financing costs, net	1,772	342
Amortization of stock-based compensation	3,949	1,928
Minority interests	48,268	47,950
Gains on developments held for sale	(618)	(1,341)
Discontinued operations’ depreciation	285	380
Gains from dispositions of real estate, net of minority interests	(6,424)	(33,332)
Non-cash portion of extraordinary items	(330)	351
Equity in earnings of unconsolidated joint ventures	(4,443)	(4,322)
Changes in assets and liabilities:
Accounts receivable and other assets	(14,320)	23,900
Accounts payable and other liabilities	13,284	14,205

Net cash provided by operating activities	212,451	251,948
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(6,085)	8,919
Cash paid for property acquisitions	(216,850)	(275,138)
Additions to buildings, development costs, and other first generation improvements	(110,583)	(151,583)
Additions to second generation building improvements and lease costs	(41,956)	(33,198)
Contributions to unconsolidated joint ventures	—	(4,965)
Distributions received from unconsolidated joint ventures	10,718	4,055
Net proceeds from divestiture of real estate	94,706	194,691

Net cash used in investing activities	(270,050)	(257,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	14,674	2,087
Retirement of common stock	(11,563)	(22,062)
Borrowings on secured debt	167,960	232,723
Payments on secured debt	(111,060)	(67,869)
Borrowings on unsecured credit facility	12,000	198,000
Payments on unsecured credit facility	(12,000)	(414,000)
Borrowings on Alliance Fund II credit facility	44,000	125,000
Payments on Alliance Fund II credit facility	(95,000)	—
Payment of financing fees	(2,611)	(4,385)
Repayment of mortgage receivables	74,059	—
Net proceeds from issuances of senior debt securities	19,883	99,406
Net proceeds from issuances of preferred units (minority interests)	38,934	63,781
Repurchase of preferred units (minority interests)	(7,088)	—
Contributions from co-investment partners (minority interests)	63,712	134,090
Dividends paid to common and preferred stockholders	(75,381)	(73,525)
Distributions to minority interests, including preferred units	(59,897)	(44,906)

Net cash provided by financing activities	60,622	228,340

Net increase in cash and cash equivalents	3,023	223,069
Cash and cash equivalents at beginning of period	73,071	20,358

Cash and cash equivalents at end of period	$76,094	$243,427

Supplemental Disclosures
Cash paid for interest, net of amounts capitalized	$114,856	$102,562
Acquisition of properties	$239,037	$275,138
Non-cash transactions:
Assumption of secured debt	(22,187)	—

Net cash paid	$216,850	$275,138

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002

		Common Stock				Accumulated
	Series A			Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Loss	Total

	(Unaudited, dollars in thousands)
Balance as of December 31, 2001	$96,100	83,821,829	$838	$1,627,764	$27,640	$—	$1,752,342
Net income	6,373	—	—	—	79,854	—
Currency translation adjustment	—	—	—	—	—	(8)
Total comprehensive income							86,219
Preferred unit redemption discount	—	—	—	—	412	—	412
Issuance of restricted stock, net	—	170,948	2	4,706	—	—	4,708
Issuance of stock options, net	—	—	—	2,770	—	—	2,770
Exercise of stock options	—	559,476	6	14,668	—	—	14,674
Conversion of Operating Partnership units	—	122,640	1	2,381	—	—	2,382
Retirement of common and preferred stock	(106)	(433,200)	(5)	(11,452)	—	—	(11,563)
Stock-based deferred compensation	—	—	—	(7,478)	—	—	(7,478)
Amortization of stock-based compensation	—	—	—	3,949	—	—	3,949
Dividends	(6,373)	—	—	—	(103,589)	—	(109,962)

Balance as of September 30, 2002	$95,994	84,241,693	$842	$1,637,308	$4,317	$(8)	$1,738,453

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

1.     Organization and Formation of the Company

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings primarily within key distribution markets throughout North America. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries.

      As of September 30, 2002, the Company owned an approximate 94.5% general partner interest in the Operating Partnership, excluding preferred units. The remaining 5.5% limited partner interest is owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital to fund certain acquisitions and development and renovation projects. As of September 30, 2002, the Company had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), the successor-in-interest to AMB Investment Management, Inc. (“AMB Investment Management”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs, such as the Company’s CustomerAssist Program, and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. On December 31, 2001, AMB Investment Management was reorganized through a series of related transactions into AMB Capital Partners. The Operating Partnership is the managing member of AMB Capital Partners. On May 31, 2001, the Operating Partnership acquired 100% of the common stock of AMB Investment Management and Headlands Realty Corporation from current and former executive officers of the Company, a former executive officer of AMB Investment Management, and a director of Headlands Realty Corporation, thereby acquiring 100% of both entities’ capital stock. The Operating Partnership began consolidating its investments in AMB Investment Management and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, the Operating Partnership reflected its investment using the equity method. The impact of consolidating AMB Investment Management and Headlands Realty Corporation was not material.

      As of September 30, 2002, the Company owned 941 industrial buildings and seven retail centers, located in 27 markets throughout North America. The Company’s strategy is to become a leading provider of distribution properties in supply-constrained, in fill submarkets located near key international passenger and

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cargo airports, highway systems, and sea ports in major metropolitan areas. As of September 30, 2002, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 85.7 million rentable square feet and were 94.4% leased to over 3,000 customers. As of September 30, 2002, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.0 million rentable square feet and were 83.8% leased to 117 customers.

      As of September 30, 2002, through AMB Capital Partners, the Company also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 1.8 million rentable square feet on behalf of various clients. In addition, the Company has investments in industrial buildings, totaling approximately 5.3 million rentable square feet, through unconsolidated joint ventures.

2.     Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2002 and 2001, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      The consolidation of AMB Investment Management (predecessor-in-interest to AMB Capital Partners) and Headlands Realty Corporation on May 31, 2001, contributed to the increase in general and administrative expenses. Prior to May 31, 2001,the Company did not include expenses incurred by two unconsolidated preferred stock subsidiaries, Headlands Realty Corporation and AMB Investment Management, in general and administrative expenses, they were netted with private capital income. General and administrative expenses for the nine months ended September 30, 2001, would have been $29.7 million had the subsidiaries been consolidated beginning January 1, 2001.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform with current classifications.

      Investments in other companies. Investments in other companies were accounted for on a cost basis and realized gains and losses were included in current earnings. During the nine months ended September 30, 2001, the Company recognized a loss on its investments in other companies, including Webvan Group, Inc., totaling $20.8 million. The Company had previously recognized gains and losses on its investment in Webvan Group, Inc. as a component of other comprehensive income. The loss reflects a 100% write-down of the investments. No gains or losses have been recognized in 2002.

      Stock-based compensation expense. In the second quarter of 2002 and effective beginning in the first quarter of 2002, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to the second quarter of 2002, the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. In the first quarter of 2002, the Company awarded approximately 1.8 million stock options to employees. In accordance with SFAS No. 123, the Company will recognize the associated expense over the three to five-year vesting periods. Related stock-based compensation expense was $0.3 million and $0.7 million for the three and nine month periods ended September 30, 2002, respectively. The expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company revised results for the three months ended March 31, 2002, to include $0.2 million of stock-based compensation expense. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002.

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

      Financial Instruments. In June 2002, the Company initiated a new industrial development project valued at $30.8 million aggregating approximately 0.8 million square feet in Mexico. For its lease denominated in Mexican pesos, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The derivatives are cash flow hedges of the lease payments to be received between December 2002 and November 2003. The Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. The Company’s only derivative financial instruments in effect at September 30, 2002, were a combination of foreign currency option contracts. These derivative instruments were marked to market through accumulated other comprehensive income because they qualified for hedge accounting treatment. In assessing the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. The Company uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

      New Accounting Pronouncements. In April and June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and 146, Accounting for Costs Associated with Exit or Disposal Activities, respectively. FASB No. 145 restricts the classification of debt extinguishments as extraordinary and FASB No. 146 addresses financial accounting and reporting for exit and disposal costs. The Company does not believe that either FASB Statement No. 145 or FASB Statement No. 146 will have a material impact on its financial position or results of operations. FASB Statement No. 145 is effective for fiscal years beginning after May 15, 2002, and FASB Statement No. 146 is effective for exit or disposal activities that are initiated after December 15, 2002.

3.     Real Estate Acquisition and Development Activity

      During the three months ended September 30, 2002, the Company invested $89.2 million in eight industrial buildings aggregating approximately 1.4 million square feet, which included the investment of

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.4 million in four industrial buildings aggregating approximately 0.2 million square feet through two of the Company’s co-investment joint ventures. During the nine months ended September 30, 2002, the Company invested $246.1 million in 33 industrial buildings aggregating approximately 4.1 million square feet, which included $132.4 million in 28 industrial buildings aggregating 2.6 million square feet through two of the Company’s co-investment joint ventures.

      During the three months ended September 30, 2002, the Company completed industrial developments valued at $50.4 million, aggregating approximately 0.9 million square feet. The Company also initiated a new industrial renovation project valued at $17.7 million aggregating approximately 0.3 million square feet. During the nine months ended September 30, 2002, the Company completed industrial developments valued at $77.6 million, aggregating approximately 1.4 million square feet. The Company also initiated new industrial development projects valued at $54.5 million aggregating approximately 1.3 million square feet, including a new industrial development project valued at $30.8 million aggregating approximately 0.8 million square feet in Mexico.

      During the three months ended September 30, 2001, the Company invested $118.1 million in operating properties, consisting of 16 industrial buildings aggregating approximately 1.7 million square feet, which included the investment of $41.3 million in operating properties, consisting of seven industrial buildings aggregating approximately 0.7 million square feet for two of the Company’s joint ventures. During the nine months ended September 30, 2001, the Company invested $283.4 million in operating properties, consisting of 42 industrial buildings aggregating approximately 4.5 million square feet, which included the investment of $126.1 million in operating properties, consisting of 21 industrial buildings aggregating approximately 2.3 million square feet for three of the Company’s joint ventures.

      As of September 30, 2002, the Company had in its development pipeline: (1) ten industrial projects, which will total approximately 2.9 million square feet and have an aggregate estimated investment of $128.1 million upon completion and (2) three development projects available for sale, which will total approximately 0.7 million square feet and have an aggregate estimated investment of $54.4 million upon completion. As of September 30, 2002, the Company and its Development Alliance Partners had funded an aggregate of $134.1 million and needed to fund an estimated additional $48.4 million in order to complete current and planned projects. The Company’s development pipeline includes projects to be completed through March 2004.

4.     Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During the three months ended September 30, 2002, the Company divested itself of five industrial and one retail center, aggregating approximately 0.6 million square feet, for an aggregate price of $33.6 million, with a resulting net gain of $3.9 million. During the nine months ended September 30, 2002, the Company divested itself of seven industrial and two retail centers, aggregating approximately 1.3 million square feet, for an aggregate price of $84.2 million, with a resulting net gain of $6.4 million.

      During the nine months ended September 30, 2002, the Company also sold $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to one of its co-investment joint ventures. The Company recognized a gain of $3.3 million on the sale, representing the portion of the sold properties acquired by the third-party co-investor.

      During the nine months ended September 30, 2001, the Company contributed $539.2 million in operating properties, consisting of 111 industrial buildings, aggregating approximately 10.8 million square feet, to three of its co-investment joint ventures. The Company recognized a gain of $19.4 million on the contributions, representing the portion of the contributed properties acquired by the third-party co-investors.

      Discontinued Operations. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Properties Held for Divestiture under the Provisions of SFAS No. 121. As of September 30, 2002, the Company had decided to divest itself of four retail centers and one retail undeveloped land parcel with a net book value of $98.2 million. The retail centers do not meet the Company’s strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell and may be classified as held for sale under SFAS No. 121 for up to 12 months. The following summarizes the condensed results of operations of the properties held for divestiture under SFAS No. 121 at September 30, 2002 (dollars in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Rental revenues	$3,156	$2,673	$8,982	$8,328
Straight-line rents	41	169	89	398
Property operating expenses	(710)	(732)	(2,149)	(2,273)
Real estate taxes	(515)	(588)	(1,439)	(1,372)
Interest, including amortization	(677)	(733)	(1,670)	(2,309)
Depreciation and amortization	—	(356)	—	(1,072)

Income from continuing operations before minority interests	$1,295	$433	$3,813	$1,700

      Properties Held for Divestiture under the provisions of SFAS No. 144. As of September 30, 2002, the Company had decided to divest itself of one industrial property and two development properties with a net book value of $7.3 million. The industrial property is not in the Company’s core markets and does not meet its strategic objectives and the development properties are being developed under the Company’s development for sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 at September 30, 2002 (dollars in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Rental revenues	$478	$1,011	$2,276	$2,959
Straight-line rents	41	(62)	80	(53)
Property operating expenses	(91)	(93)	(296)	(329)
Real estate taxes	(23)	(105)	(278)	(358)
Interest, including amortization	—	(154)	(148)	(440)
Depreciation and amortization	(75)	(126)	(285)	(380)

Discontinued operations	$330	$471	$1,349	$1,399

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2002, and December 31, 2001, assets and liabilities of properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2002	2001

Accounts receivable, net	$168	$208
Other assets	$65	$32
Secured debt	$—	$7,308
Other liabilities	$644	$347

5.     Mortgages Receivable

      In September 2000, the Company sold a retail center located in Southern California. The Company carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002. The Company received full repayment of this mortgage on July 3, 2002.

      Through a wholly-owned subsidiary, the Company holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2002, the outstanding balance on the note was $13.2 million.

6.     Debt

      As of September 30, 2002, and December 31, 2001, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2002	2001

Company secured debt, varying interest rates from 4.0% to 10.4%, due January 2003 to April 2014 (weighted average interest rate of 8.0% at September 30, 2002)	$394,995	$453,954
Joint venture secured debt, varying interest rates from 3.4% to 9.5%, due April 2004 to June 2023 (weighted average interest rate of 7.1% at September 30, 2002)	897,420	759,374
Unsecured senior debt securities (medium-term notes), varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2% at September 30, 2002) due June 2005 to June 2018	800,000	780,000
Unsecured debt, interest rate of 7.5%, due June 2013 and November 2015	10,319	—
Unsecured credit facility, variable interest at LIBOR plus 75 basis points (weighted average interest rate of 2.7% at September 30, 2002), due May 2003	12,000	12,000
Alliance Fund II credit facility, variable interest at LIBOR plus 87.5 basis points (weighted average interest rate of 2.7% at September 30, 2002), due August 2003	72,500	123,500

Total before premiums	2,187,234	2,128,828
Unamortized premiums	12,905	14,886

Total consolidated debt	$2,200,139	$2,143,714

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of September 30, 2002, and December 31, 2001, the total gross investment book value of those properties securing the debt was

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 billion and $2.3 billion, respectively, including $1.3 billion and $1.2 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for six loans with an aggregate principal amount of $48.2 million as of September 30, 2002, which bear interest at variable rates (weighted average interest rate of 3.5% as of September 30, 2002). The secured debt has various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of September 30, 2002. As of September 30, 2002, the Company had 25 non-recourse secured loans, which are cross-collateralized by 59 properties, totaling $695.9 million (not including unamortized debt premiums).

      Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. The senior debt securities are subject to various covenants. Management believes that the Company was in compliance with its financial covenants at September 30, 2002.

      In May 2002, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities), which will be guaranteed by the Company. As of September 30, 2002, the Operating Partnership had issued no medium-term notes under this program.

      In August 2000, the Operating Partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by the Company. On January 14, 2002, the Operating Partnership completed this program when it issued and sold the remaining $20.0 million of the notes to Lehman Brothers, Inc., as principal. The Company has guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The Operating Partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness and to acquire and develop additional properties.

      In May 2000, the Operating Partnership entered into a $500.0 million unsecured revolving credit agreement. The Company guarantees the Operating Partnership’s obligations under the credit facility. Borrowings under the credit facility currently bear interest at LIBOR plus 75 basis points, which is based on the Company’s credit rating. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee based on the Company’s credit rating. The credit facility has various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants at September 30, 2002. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Company’s unencumbered properties. As of September 30, 2002, the outstanding balance on the credit facility was $12.0 million and the amount available under the credit facility was $485.1 million, net of outstanding letters of credit (excluding the additional $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”), and the Alliance Fund II. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of September 30, 2002, the outstanding balance was $72.5 million and the remaining amount available was $36.3 million, net of outstanding letters of credit and capital contributions from third-party investors. The credit facility has various covenants. Management believes that the Alliance Fund II and the Alliance REIT II were in compliance with their financial covenants at September 30, 2002.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three months ended September 30, 2002, the Operating Partnership retired $55.3 million of secured debt. During the nine months ended September 30, 2002, the Operating Partnership retired $95.7 million of secured debt.

      As of September 30, 2002, the scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

		Consolidated	Unsecured
	Company	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2002	$3,534	$4,566	$—	$133	$—	$8,233
2003	75,714	17,556	—	558	84,500	178,328
2004	64,657	64,413	—	601	—	129,671
2005	46,070	58,918	250,000	647	—	355,635
2006	85,619	83,541	25,000	698	—	194,858
2007	24,721	42,472	75,000	752	—	142,945
2008	33,373	153,903	175,000	810	—	363,086
2009	4,911	63,239	—	873	—	69,023
2010	51,778	105,854	75,000	941	—	233,573
2011	1,311	179,295	75,000	1,014	—	256,620
Thereafter	3,307	123,663	125,000	3,292	—	255,262

	$394,995	$897,420	$800,000	$10,319	$84,500	$2,187,234

7.     Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 34.4 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity, and changes in financing.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. As of September 30, 2002, the Company had investments in five co-investment joint ventures with a gross book value of $1.6 billion, which are consolidated for financial reporting purposes and which are discussed below.

      AMB/ Erie, L.P. (“Erie”) is a co-investment partnership between the Operating Partnership and various entities related to Erie Insurance Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings. As of September 30, 2002, Erie had a total capitalization (defined as total book equity and total book debt) of $202.0 million. The Operating Partnership, together with one of its other affiliates, owned, as of September 30, 2002, approximately 50% of Erie.

      AMB Institutional Alliance Fund I, L.P. (“Alliance Fund I”) is a co-investment partnership between the Operating Partnership and AMB Institutional Alliance REIT I, Inc. (“Alliance REIT I”), which includes 15 institutional investors as stockholders, and is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings. As of September 30, 2002, the Alliance Fund I had a total capitalization of $392.7 million. The Operating Partnership is the managing general partner

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Alliance Fund I. The Operating Partnership, together with one of the Company’s other affiliates, owned, as of September 30, 2002, approximately 21% of the partnership interests in the Alliance Fund I.

      The Operating Partnership, together with one of the Company’s other affiliates, formed AMB Partners II, L.P. (“Partners II”) with the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) to acquire, manage, develop, and redevelop industrial buildings nationwide. As of September 30, 2002, Partners II had a total capitalization of $230.4 million. The Operating Partnership is the managing general partner of Partners II and owned, together with one of the Company’s other affiliates, as of September 30, 2002, approximately 50% of Partners II.

      The Operating Partnership, together with one of the Company’s other affiliates, formed AMB-SGP, L.P. (“AMB-SGP”) with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, industrial buildings nationwide. As of September 30, 2002, AMB-SGP had a total capitalization of $368.8 million. The Operating Partnership is the managing general partner of AMB-SGP and owned, together with one of the Company’s other affiliates, as of September 30, 2002, approximately 50.3% of AMB-SGP.

      AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) is a co-investment partnership between the Operating Partnership, AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”), and a third-party limited partner. The Alliance REIT II included 14 institutional investors as stockholders as of September 30, 2002. The Alliance Fund II is engaged in the acquisition, ownership, operation, management, renovation, expansion, and development of industrial buildings in target markets nationwide. As of September 30, 2002, the Alliance Fund II had a total capitalization of $327.7 million. The Operating Partnership is the managing general partner of the Alliance Fund II. The Operating Partnership owned, as of September 30, 2002, approximately 20% of the partnership interests in the Alliance Fund II.

      On July 31, 2002, AMB Property II, L.P., one of the Company’s subsidiaries, repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends and a redemption discount of $0.4 million.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interest liability as of September 30, 2002, and December 31, 2001 (dollars in thousands):

	September 30,	December 31,
	2002	2001

Joint Venture Partners	$411,528	$359,514
Limited Partners in the Operating Partnership	95,005	98,785
Series B preferred units (liquidation preference of $65,000)	63,289	62,319
Series J preferred units (liquidation preference of $40,000)	38,883	38,906
Series K preferred units (liquidation preference of $40,000)	38,934	—
Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	77,685	77,687
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $13,372)	13,097	19,597
Series G preferred units (repurchased in July 2002)	—	954
Series H preferred units (liquidation preference of $42,000)	40,912	40,915
Series I preferred units (liquidation preference of $25,500)	24,800	24,821

Total	$814,921	$734,286

      The following table distinguishes the minority interests’ share of net income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Joint Venture Partners	$9,469	$8,756	$24,864	$20,166
Limited Partners in the Operating Partnership	1,394	1,800	4,634	6,158
Series B preferred units (liquidation preference of $65,000)	1,402	1,402	4,205	4,206
Series J preferred units (liquidation preference of $40,000)	795	78	2,508	78
Series K preferred units (liquidation preference of $40,000)	795	—	1,572	—
Held through AMB Property II, L.P.:
Series C preferred units (repurchased in December 2001)	—	2,406	—	7,218
Series D preferred units (liquidation preference of $79,767)	1,545	1,545	4,636	4,635
Series E preferred units (liquidation preference of $11,022)	214	214	641	642
Series F preferred units (liquidation preference of $13,372)	286	395	1,076	1,185
Series G preferred units (repurchased in July 2002)	3	20	43	60
Series H preferred units (liquidation preference of $42,000)	853	853	2,559	2,559
Series I preferred units (liquidation preference of $25,500)	510	510	1,530	1,043

Total	$17,266	$17,979	$48,268	$47,950

8.	Investments in Unconsolidated Joint Ventures

      The Company has non-controlling limited partnership interests in three separate unconsolidated joint ventures. These investments are not consolidated because the Company does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Company accounts for the joint ventures using the equity method of accounting. Under the agreements governing the joint ventures, the Company and the other parties to the joint venture

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. The Company has a 56.1% interest in one of the joint ventures, which owns an aggregate of 36 industrial buildings totaling approximately 4.0 million square feet. The Company has a 50% interest in two other operating and development alliance joint ventures. The Company’s net equity investment in these joint ventures is shown as investment in unconsolidated joint ventures on the accompanying Consolidated Balance Sheets. For the three months ended September 30, 2002 and 2001, the Company’s share of net operating income from these joint ventures was $2.6 million and $2.7 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company’s share of net operating income from these joint ventures was $8.3 million and $7.8 million, respectively.

      The Company also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in Pier One LLC, a joint venture to redevelop the Company’s office space in San Francisco. The investment is not consolidated because the Company does not own a majority interest and does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Company has an option to purchase the remaining equity interest beginning January 1, 2007, and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement.

9.     Stockholders’ Equity

      During the three and nine months ended September 30, 2002, the Company redeemed 86,529 and 122,640 common limited partnership units of the Operating Partnership, respectively, for shares of its common stock. Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Company presently anticipates that the Operating Partnership will generally elect to have it issue shares of its common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common and preferred stock. The new stock repurchase program expires in December 2003. In July 2002, the Company repurchased 433,200 shares of its common stock for $11.5 million, including commissions.

      The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of September 30, 2002: 4,600,000 shares of Series A preferred; 1,300,000 shares of Series B preferred; 1,595,337 shares of Series D preferred; 220,440 shares of Series E preferred; 267,439 shares of Series F preferred; 840,000 shares of Series H preferred; 510,000 shares of Series I preferred; 800,000 shares of Series J preferred; and 800,000 shares of Series K preferred.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Company repurchased 4,200 shares of its Series A Preferred Stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends.

      The following table sets forth the dividends and distributions paid per share or unit:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

Paying Entity	Security	2002	2001	2002	2001

Company	Common stock	$0.410	$0.395	$1.230	$1.185
Company	Series A preferred stock	$0.531	$0.531	$1.594	$1.594
Operating Partnership	Common limited partnership units	$0.410	$0.395	$1.230	$1.185
Operating Partnership	Series A preferred units	$0.531	$0.531	$1.594	$1.594
Operating Partnership	Series B preferred units	$1.078	$1.078	$3.234	$3.234
Operating Partnership	Series J preferred units	$0.994	$0.097	$2.982	$0.097
Operating Partnership	Series K preferred units	$0.994	n/a	$1.965	n/a
AMB Property II, L.P.	Series C preferred units	n/a	$1.094	n/a	$3.281
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units(1)	$0.994	$0.994	$2.982	$2.982
AMB Property II, L.P.	Series G preferred units(1)	$0.155	$0.994	$2.142	$2.982
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.048	$3.048
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$2.044

(1)	On July 31, 2002, AMB Property II, L.P., one of the Company’s subsidiaries, repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. On July 31, 2002, AMB Property II, L.P. paid a distribution, which accrued during the period from July 15, 2002, to July 31, 2002, of $0.155 per unit on the 130,000 Series F preferred units that were redeemed.

10.	Income Per Share

      The Company’s only dilutive securities outstanding for the three and nine months ended September 30, 2002 and 2001, were stock options and restricted stock granted under its stock incentive plans. The effect on diluted income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

WEIGHTED AVERAGE COMMON SHARES
Basic	83,723,897	84,395,107	83,755,195	84,135,158
Stock options and restricted stock	1,803,932	1,249,733	1,605,015	962,534

Diluted	85,527,829	85,644,840	85,360,210	85,097,692

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

      The Company operates industrial and retail properties in North America and manages its business both by property type and by market. Industrial properties represent more than 98% of the Company’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. As of September 30, 2002, the Company operated industrial properties in eight hub and gateway markets in addition to 19 other markets nationwide. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing, and leasing strategies. As of September 30, 2002, the Company operated retail properties in Southeast Florida, Atlanta, Chicago, the San Francisco Bay Area, Boston and Baltimore. The Company does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

      Within the hub and gateway market categorization, the Company operates in eight major U.S. markets. The other industrial markets category captures all of the Company’s other smaller markets in North America. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues(1)		Rental Revenues(1)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Industrial Hub & Gateway Markets:
Atlanta	$7,984	$7,218	$22,712	$21,207
Chicago	11,326	10,231	34,275	30,142
Dallas/ Ft. Worth	6,748	6,404	19,994	19,169
No. New Jersey/ New York	12,399	10,846	34,406	33,379
San Francisco Bay Area	30,413	28,033	91,852	77,993
Southern California	19,660	15,705	57,189	44,936
Miami	8,362	7,877	25,604	24,695
Seattle	6,636	5,926	18,668	17,319

Total hub & gateway markets	103,528	92,240	304,700	268,840
Total other industrial markets	47,350	43,569	133,096	126,034
Discontinued operations	(478)	(1,011)	(2,276)	(2,959)

Total industrial markets	150,400	134,798	435,520	391,915
Total retail markets	4,245	6,229	13,600	19,025

Total properties	$154,645	$141,027	$449,120	$410,940

(1)	Excludes straight-line rents of $3.6 million and $4.1 million for the three months ended September 30, 2002 and 2001, respectively, and $10.4 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Property NOI(1)(2)		Property NOI(1)(2)

	For the Three Months		For the Nine Months		Total Gross Investment(3)
	Ended September 30,		Ended September 30,
					September 30,	December 31,
	2002	2001	2002	2001	2002	2001

Industrial Hub & Gateway Markets:
Atlanta	$6,344	$5,775	$17,971	$17,031	$287,761	$271,663
Chicago	7,782	7,316	23,670	20,617	357,500	345,446
Dallas/ Fort Worth	4,713	4,211	14,195	13,234	197,365	179,157
Northern New Jersey/ New York	8,218	7,367	22,857	23,628	467,817	406,077
San Francisco Bay Area	24,958	23,374	76,535	65,668	823,338	806,528
Southern California	15,458	12,387	44,971	36,256	742,649	694,602
Miami	6,075	6,108	18,699	18,541	290,762	288,046
Seattle	5,266	4,705	14,894	13,838	247,885	193,154

Total industrial hub & gateway markets	78,814	71,243	233,792	208,813	3,415,077	3,184,673
Total other industrial markets	32,896	31,500	94,092	90,589	1,444,731	1,321,959
Discontinued operations	(364)	(813)	(1,702)	(2,272)	(109,521)	(164,831)
Total retail markets	2,641	3,946	8,498	12,588	133,210	188,910

Total properties	$113,987	$105,876	$334,680	$309,718	$4,883,497	$4,530,711

(1)	Excludes straight-line rents of $3.6 million and $4.1 million for the three months ended September 30, 2002 and 2001, respectively, and $10.4 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Property net operating income is defined as rental revenue, including reimbursements and excluding straight-line rents, less property level operating expenses, excluding depreciation, amortization, general and administrative expenses, and interest expense.

(3)	Includes Construction in progress of $163.8 million as of September 30, 2002, and $181.2 million as of December 31, 2001.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses property net operating income as an operating performance measure. The following table reconciles total reportable segment revenue and property net operating income to rental revenues and income from operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Rental Revenues
Total rental revenues for reportable segments	$154,645	$141,027	$449,120	$410,940
Straight-line rents	3,638	4,113	10,385	7,579

Total rental revenues	$158,283	$145,140	$459,505	$418,519

Income from continuing operations before minority interests
Property net operating income for reportable segments	$113,987	$105,876	$334,680	$309,718
Straight-line rents	3,638	4,113	10,385	7,579
Equity in earnings of unconsolidated joint ventures	1,322	1,636	4,443	4,365
Private capital income	2,766	2,340	8,468	8,022
Interest and other income	2,609	5,392	9,921	12,505
Less:
Interest, including amortization	(38,661)	(32,842)	(112,044)	(94,314)
Depreciation and amortization	(33,749)	(28,835)	(95,186)	(82,758)
General, administrative, and other	(12,376)	(8,796)	(34,207)	(26,180)
Loss on investments in other companies	—	—	—	(20,758)

Income from continuing operations before minority interests	$39,536	$48,884	$126,460	$118,179

12.     Commitments and Contingencies

      Litigation. In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

      General Uninsured Losses. The Company carries property and rental loss, liability, flood, environmental and terrorism insurance. The Company believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, it is not certain that

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to consolidated financial statements. Statements contained in this discussion that are not historical facts may be forward-looking statements. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions, and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.

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

      Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those other risk factors discussed in the section entitled “Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

      Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property Corporation, AMB Property, L.P., a Delaware limited partnership that we refer to as the operating partnership, and its other controlled subsidiaries, and the references to AMB Property Corporation include the operating partnership and their other controlled subsidiaries. The following marks are our registered trademarks: AMB®; Broker Alliance Partners®; Broker Alliance Program®; Customer Alliance Partners®; Customer Alliance Program®; Development Alliance Partners®; Development Alliance Program®; HTD®; High Throughput Distribution®; Institutional Alliance Partners®; Institutional Alliance Program®; Manage-

ment Alliance Partners®; Management Alliance Program®; Strategic Alliance Partners®; UPREIT Alliance Partners®; and UPREIT Alliance Program®. The following mark is our unregistered trademark: Strategic Alliance ProgramsTM.

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

      We generate revenue primarily from rent received from customers under long-term operating leases at our properties, including reimbursements from customers for certain operating costs, the disposition of non-core properties and our private capital business. In addition, our growth is, in part, dependent on our ability to increase occupancy rates or increase rental rates at our properties and our ability to continue the acquisition and development of additional properties. Although the weak economy has decreased customer demand for new space, has limited rent growth and has slowed our acquisition of new properties, many types of investors are acquiring industrial real estate. We intend to capitalize on this opportunity by accelerating our portfolio repositioning program through the disposition of properties that do not meet the geographic or product type requirements of our investment strategy. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations, including the operating partnership’s obligations as the general partner of the co-investment joint ventures. Any such liabilities could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income. We believe that there are no additional impairments of the carrying values of our investments in real estate at September 30, 2002.

      Rental Revenues. We record rental revenue from operating leases on a straight-line basis over the term of the leases and maintain an allowance for estimated losses that may result from the inability of our customers to make required payments. If customers fail to make contractual lease payments that are greater than our bad-debt reserves, security deposits and letters of credit, then we may have to recognize additional bad debt charges in future periods. Each period we review our outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. Historically, our bad debt expense has been between 50 and 150 basis points of total revenues.

      Consolidated Joint Ventures. Minority interests represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 34.4 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because we own a majority interest or we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing.

      Stock-based compensation expense. In the second quarter of 2002 and effective beginning in the first quarter of 2002, we adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We value stock options issued using the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is retroactively applied to all options granted after the beginning of the year of adoption. Prior to the second quarter of 2002, we followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. In the first quarter of 2002, we awarded approximately 1.8 million stock options to employees. In accordance with SFAS No. 123, we will recognize the associated expense over the three to five-year vesting periods. The expense is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

THE COMPANY

      AMB Property Corporation, a Maryland corporation, acquires, develops and operates industrial warehouse properties primarily located in large, supply-constrained distribution markets near airports, seaports and major freeway systems. We currently own, manage, or are developing 96.6 million square feet in 27 North American metropolitan markets.

      Approximately 70% of these assets are concentrated in eight hub and gateway distribution markets: Atlanta, Chicago, Dallas, Northern New Jersey/ New York City, San Francisco Bay Area, Southern California, Miami and Seattle. We consider these markets attractive for their high population densities, which represent a large consumer base, close proximity to customer clusters and large labor pools.

      Our portfolio is comprised of strategically located industrial buildings in in-fill submarkets; in-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. A substantial majority of our owned or managed buildings function as High Throughput Distribution, or HTD® facilities; buildings designed to quickly distribute our customers’ products, rather than store them. Our investment focus on HTD® assets is based on the secular change toward lower inventory levels and expedited supply chains.

      HTD® facilities have a variety of characteristics that allow the rapid transport of goods from point-to-point; examples include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. These facilities function best when located in convenient proximity to transportation infrastructure. We believe that these building characteristics represent an important success factor for time-sensitive tenants such as air express, logistics and freight forwarding companies.

      We believe that we can achieve superior rent growth and increase property values over time by focusing on an investment strategy that benefits from high customer demand and limited competition. We implement this strategy by investing in locations that have natural supply constraints, high barriers to entry and close proximity to large population centers, and in buildings with customer-preferred characteristics.

      As of September 30, 2002, we owned and operated 941 industrial buildings and seven retail centers, totaling approximately 86.7 million rentable square feet, located in 27 markets in North America. As of September 30, 2002, our industrial and retail properties were 94.4% and 83.8% leased, respectively. As of September 30, 2002, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 1.8 million rentable square feet, on behalf of various clients. In addition, as of September 30, 2002, we had investments in 42 industrial buildings, totaling approximately 5.3 million rentable square feet, through unconsolidated joint ventures.

      As of September 30, 2002, we had four retail centers, one undeveloped retail land parcel, one industrial property and two development properties that we are holding for divestiture. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      Through the operating partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in target markets in North America. As of September 30, 2002, we owned an approximate 94.5% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

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

Co-investment Joint Ventures

      Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2002, we had investments in five co-investment joint ventures with a gross book value of $1.6 billion, which are consolidated for financial reporting purposes and which are discussed below.

Acquisition, Development, and Disposition Activity

      During the quarter, we invested $89.2 million in operating properties, consisting of eight industrial buildings aggregating approximately 1.4 million square feet, which included the investment of $17.4 million in four buildings aggregating approximately 0.2 million square feet, through two of our co-investment joint ventures. Year to date, we have invested $246.1 million in operating properties, consisting of 33 industrial buildings, aggregating approximately 4.1 million square feet, which included the investment of $132.4 million in 28 buildings, aggregating approximately 2.6 million square feet, through two of our co-investment joint ventures.

      During the quarter, we completed industrial developments valued at $50.4 million, aggregating approximately 0.9 million square feet. We also initiated a new industrial development project valued at $17.7 million, aggregating approximately 0.3 million square feet. Year to date, we have completed industrial developments valued at $77.6 million, aggregating approximately 1.4 million square feet. We also have initiated three new industrial development projects valued at $54.5 million, aggregating approximately 1.3 million square feet, including a new industrial development project valued at $30.8 million, aggregating approximately 0.8 million square feet in Mexico.

      As of September 30, 2002, we had in our development pipeline: (1) ten industrial projects, which will total approximately 2.9 million square feet and have an aggregate estimated investment of $128.1 million upon completion and (2) three development projects available for sale, which will total approximately 0.7 million square feet and have an aggregate estimated investment of $54.4 million upon completion. As of September 30, 2002, we and our Development Alliance Partners had funded an aggregate of $134.1 million and needed to fund an estimated additional $48.4 million in order to complete current and planned projects.

      During the quarter, we disposed of five industrial buildings and one retail building, aggregating approximately 0.6 million rentable square feet, for an aggregate price of $33.6 million. Year to date, we have disposed of seven industrial buildings, a retail center and a retail building, aggregating approximately 1.3 million rentable square feet, for an aggregate price of $84.2 million. During the nine months ended September 30, 2002, we also sold $76.9 million in operating properties, consisting of 15 industrial buildings aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures.

Operating Strategy

      We base our operating strategy on extensive operational and service offerings, including in-house acquisitions, development, redevelopment, asset management, leasing, finance, accounting, and market research. We leverage our expertise across a large customer base and have long-standing relationships with entrepreneurial real estate management and development firms in our target markets, our Strategic Alliance Partners®.

      We believe that real estate is fundamentally a local business and best operated by forging alliances with service providers in each market. We believe that this strategy results in a mutually beneficial relationship as local partners provide us with best-in-class, local market expertise and intelligence. We, in turn, contribute value to the alliance relationship through national customer development, industry knowledge, perspective and financial strength.

      While our alliance relationships give us local market benefits, we retain flexibility to focus on our core competencies: developing and executing our strategic approach to real estate investment and management and raising private capital to finance growth and enhance returns to stockholders.

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on re-tenanted space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating and growing a large national portfolio. As of September 30, 2002, our industrial properties and retail centers were 94.4% leased and 83.8% leased, respectively. Year to date, we increased average industrial base rental rates (on a cash basis) by 0.1% from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements and percentage rents. Year to date, we also increased cash-basis same-store net operating income by 1.1% on our industrial properties. Since our initial public offering, we have experienced average annual increases in industrial base rental rates (on a cash basis) of 14.7% and average quarterly increases in industrial same-store net operating income (on a cash basis) of 6.0%.

Growth Through Acquisitions and Capital Redeployment

      We believe that our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We believe that our relationships with third-party local property management firms through our Management Alliance Program also will create acquisition opportunities, as such managers market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program in exchange for limited partnership units in the operating partnership, thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition to acquisitions, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

      We are generally in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include undistributed cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or equity securities by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and our private capital program.

Growth Through Development

      We believe that renovation and expansion of properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully-leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development, or properties that are well located but require redevelopment or renovation. Value-added properties require significant management attention or capital investment to maximize their return. We believe that we have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our national market presence and expertise will enable us to continue to generate and capitalize on these opportunities. Through our Development Alliance Program, we have established strategic alliances with national and regional developers to enhance our development capabilities.

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our officers have extensive experience in real estate development, both with us and with national development firms. We generally pursue development projects in joint ventures with our Development Alliance Partners. This way, we leverage the development skill, access to opportunities and capital of such developers, and we eliminate the need and expense of an extensive in-house development staff. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture.

Growth Through Co-Investments

      We co-invest with third-party partners (some of whom may be clients of AMB Capital Partners, LLC, to the extent such partners commit new investment capital) through partnerships, limited liability companies or joint ventures. We currently use a co-investment formula with each third party whereby we will own at least a 20% interest in all ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments and investment management income; however, there can be no assurance that it will continue to do so.

Growth Through Developments for Sale

      The operating partnership, through Headlands Realty Corporation and IMD Holding Corporation, conducts a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. During 2002, we completed and sold one value-added conversion project for a net gain of $0.6 million. As of September 30, 2002, we were developing three projects for sale to third parties. During 2001, we completed and sold two value-added conversion projects for a net gain of $13.2 million.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity, divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as the same store properties. For the comparison between the years ended September 30, 2002 and 2001, the same store industrial properties consisted of properties aggregating approximately 72.0 million square feet. The properties acquired during the first nine months of 2002 consisted of 33 buildings, aggregating approximately 4.1 million square feet. The properties acquired during 2001 consisted of 65 buildings, aggregating approximately 6.8 million square feet. In the first nine months of 2002, the property divestitures consisted of seven industrial buildings and two retail centers, aggregating approximately 1.3 million square feet. In 2001, property divestitures consisted of 24 industrial and two retail buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical rates.

For the Three Months Ended September 30, 2002 and 2001 (dollars in millions)

Rental Revenues	2002	2001	$ Change	% Change

Industrial
Same store	$126.1	$123.3	$2.8	2.3%
2001 acquisitions	16.0	10.1	5.9	58.4%
2002 acquisitions	8.3	—	8.3	—
Developments	0.5	0.2	0.3	150.0%
Divestitures	0.1	2.1	(2.0)	(95.2)%
Discontinued operations	(0.5)	(0.9)	0.4	—
Retail	4.2	6.2	(2.0)	(32.3)%
Straight-line rents	3.6	4.1	(0.5)	(12.2)%

Total	$158.3	$145.1	$13.2	9.1%

      The growth in rental revenues in same store properties resulted primarily from fixed rent increases on existing leases, reimbursement of expenses, lease termination fees and lower bad debt expenses, partially offset by lower average occupancies and lower rents on new and renewal leases. Industrial same store occupancy was 94.6% at September 30, 2002, and 96.4% at September 30, 2001. During the quarter, the same store rent decreases on industrial renewals and rollovers (cash basis) were (5.4%) on 2.9 million square feet leased.

Private Capital and Other Income	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.3	$1.6	$(0.3)	(18.8)%
Private capital income	2.8	2.4	0.4	16.7%
Interest and other income	2.6	5.4	(2.8)	(51.9)%

Total	$6.7	$9.4	$(2.7)	(28.7)%

      The decrease in interest and other income was primarily due to the repayment of the $74.0 million mortgage note. In September 2000, we sold a retail center located in Southern California. We carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002.

Property Operating Expenses and Real Estate Taxes	2002	2001	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$21.8	$17.9	$3.9	21.8%
Real estate taxes	18.9	17.3	1.6	9.2%

Property operating expenses	$40.7	$35.2	$5.5	15.6%

Industrial
Same store	$31.7	$29.1	$2.6	8.8%
2001 acquisitions	4.1	2.6	1.5	57.7%
2002 acquisitions	2.5	—	2.5	—
Developments	0.8	0.6	0.2	33.3%
Divestitures	0.1	1.2	(1.1)	(91.7)%
Discontinued operations	(0.1)	(0.6)	0.5	—
Retail	1.6	2.3	(0.7)	(30.4)%

Total	$40.7	$35.2	$5.5	15.6%

      The increase in same store properties’ operating expenses primarily relates to increases in real estate taxes, insurance expenses and common area maintenance expenses.

Other Expenses	2002	2001	$ Change	% Change

Interest, including amortization	$38.7	$32.9	$5.8	17.6%
Depreciation and amortization	33.7	28.8	4.9	17.0%
General and administrative	12.4	8.8	3.6	40.9%

Total	$84.8	$70.5	$14.3	20.3%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense, additional staffing and expenses for new initiatives and income taxes for our subsidiaries.

For the Nine Months Ended September 30, 2002 and 2001 (dollars in millions)

Rental Revenues	2002	2001	$ Change	% Change

Industrial
Same store	$375.7	$367.9	$7.8	2.1%
2001 acquisitions	48.2	15.8	32.4	205.1%
2002 acquisitions	10.8	—	10.8	—
Developments	1.1	0.5	0.6	120.0%
Divestitures	2.1	10.6	(8.5)	(80.2)%
Discontinued operations	(2.4)	(2.9)	0.5	—
Retail	13.6	19.0	(5.4)	(28.4)%
Straight-line rents	10.4	7.6	2.8	36.8%

Total	$459.5	$418.5	$41.0	9.8%

      The growth in rental revenues in same store properties resulted primarily from fixed rent increases on existing leases, reimbursement of expenses, and lease termination fees, partially offset by lower average occupancies. Industrial same store occupancy was 94.6% at September 30, 2002, and 96.4% at September 30, 2001. Year to date, the same store rent decrease on industrial renewals and rollovers (cash basis) was (0.4%) on 11.0 million square feet leased.

Private Capital and Other Income	2002	2001	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$4.4	$4.4	$0.0	0.0%
Private capital income	8.5	8.0	0.5	6.3%
Interest and other income	9.9	12.5	(2.6)	(20.8)%

Total	$22.8	$24.9	$(2.1)	(8.4)%

      The increase in private capital income was due primarily to increased priority distributions from our co-investment joint ventures and the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. The decrease in interest and other income was primarily due to the repayment of the $74.0 million mortgage note. In September 2000, we sold a retail center located in Southern California. We carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002.

Property Operating Expenses and Real Estate Taxes	2002	2001	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$58.7	$50.7	$8.0	15.8%
Real estate taxes	55.7	50.5	5.2	10.3%

Property operating expenses	$114.4	$101.2	$13.2	13.0%

Industrial
Same store	$92.3	$87.5	$4.8	5.5%
2001 acquisitions	11.4	3.3	8.1	245.5%
2002 acquisitions	2.9	—	2.9	—
Developments	2.2	0.8	1.4	175.0%
Divestitures	0.7	3.9	(3.2)	(82.1)%
Discontinued operations	(0.2)	(0.7)	0.5	—
Retail	5.1	6.4	(1.3)	(20.3)%

Total	$114.4	$101.2	$13.2	13.0%

      The increase in same store properties’ operating expenses primarily relates to increases in real estate taxes and insurance expenses, partially offset by decreases in common area maintenance expenses.

Other Expenses	2002	2001	$ Change	% Change

Interest, including amortization	$112.0	$94.3	$17.7	18.8%
Depreciation and amortization	95.2	82.8	12.4	15.0%
General and administrative	34.2	26.2	8.0	30.5%

Total	$241.4	$203.3	$38.1	18.7%

      The increase in interest expense was primarily due to the issuance of additional unsecured senior debt securities and an increase in secured debt balances, partially offset by decreased borrowings on our unsecured credit facility. The secured debt issuances were primarily for our co-investment joint ventures’ properties. The increase in depreciation expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to the consolidation of AMB Investment Management, Inc. (predecessor-in-interest to AMB Capital Partners, LLC) and Headlands Realty Corporation on May 31, 2001. Prior to May 31, 2001, general and administrative expenses did not include expenses incurred by two unconsolidated preferred stock subsidiaries, Headlands Realty Corporation and AMB Capital Partners, LLC. General and administrative expenses would have been $29.7 million had the subsidiaries been consolidated beginning January 1, 2001. The increase in general and administrative expenses was also due to increased stock-based compensation expense, additional staffing and expenses for new initiatives and income taxes for our subsidiaries.

      Year to date September 30, 2001, we recognized $20.8 million of losses on investments in other companies, including our investment in Webvan Group, Inc. and other technology-related companies. The loss reflects a 100% write-down of the investments. No gains or losses have been recognized in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	cash flow from operations;

•	borrowings under our unsecured credit facility;

•	other forms of secured or unsecured financing;

•	proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries); and

•	net proceeds from divestitures of properties.

      Additionally, we believe that our private capital co-investment program will also continue to serve as a source of capital for acquisitions and developments. We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future.

Capital Resources

      Property Divestitures. During the quarter, we divested ourselves of five industrial buildings and one retail building for an aggregate price of $33.6 million, with a resulting net gain of $3.9 million. Year to date, we divested ourselves of seven industrial buildings and two retail centers for an aggregate price of $84.2 million, with a resulting net gain of $6.4 million.

      Properties Held for Divestiture. We have decided to divest ourselves of four retail centers, one undeveloped retail land parcel, one industrial property and two development properties, which are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of September 30, 2002, the net carrying value of the properties held for divestiture was $105.6 million.

      Co-investment Joint Ventures. We consolidate the financial position, results of operations and cash flows of our five co-investment joint ventures. We consolidate these joint ventures for financial reporting purposes because we are the sole managing general partner and, as a result, control all major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of September 30, 2002, we owned approximately 34.4 million square feet of our properties through these entities. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      During the nine months ended September 30, 2002, we sold $76.9 million in operating properties, consisting of 15 industrial buildings, aggregating approximately 1.9 million square feet, to one of our co-investment joint ventures, AMB-SGP, L.P. We recognized a gain of $3.3 million related to these contributions, representing the portion of the sold properties acquired by the third-party co-investor.

      During the nine months ended September 30, 2001, we contributed $539.2 million in operating properties, consisting of 111 industrial buildings aggregating approximately 10.8 million square feet, to three of our co-investment joint ventures. We recognized a gain of $15.8 million related to these contributions, representing the portion of the contributed properties acquired by the third-party co-investors.

      AMB/ Erie, L.P. is a co-investment partnership between the operating partnership and various entities related to Erie Insurance Company, and is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings in target markets nationwide. As of September 30, 2002, AMB/ Erie, L.P. had received equity contributions from third-party investors totaling $50.0 million, which when combined with debt financings and our investment, created a total planned capitalization of $200.0 million. We owned, as of September 30, 2002, approximately 50% of AMB/ Erie L.P.

      AMB Institutional Alliance Fund I, L.P. is a co-investment partnership between the operating partnership and AMB Institutional Alliance REIT I, Inc., which includes 15 institutional investors as stockholders and is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings in target markets nationwide. As of September 30, 2002, AMB Institutional Alliance Fund I, L.P. had received equity contributions from third-party investors totaling $169.0 million, which, when combined with debt financings and our investment, created a total planned capitalization of $420.0 million. We owned, as of September 30, 2002, approximately 21% of the partnership interests in AMB Institutional Alliance Fund I, L.P.

      We formed AMB Partners II, L.P. to acquire, manage, develop and redevelop industrial buildings in target markets nationwide. AMB Partners II, L.P. has received equity contributions from the City and County of San Francisco Employees’ Retirement System of $59.3 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $296.0 million. We are the managing general partner of AMB Partners II, L.P. and owned, as of September 30, 2002, approximately 50% of AMB Partners II, L.P.

      We formed AMB-SGP, L.P. with a subsidiary of GIC Real Estate Pte Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, to own and operate, through a private real estate investment trust, industrial facilities nationwide. On March 23, 2001, AMB-SGP, L.P. received an equity contribution from GIC of $75.0 million, which, when combined with anticipated debt financings and our investment, creates a total planned capitalization of $425.0 million. We are the managing general partner of AMB-SGP, L.P. and owned, as of September 30, 2002, approximately 50.3% of AMB-SGP, L.P.

      AMB Institutional Alliance Fund II, L.P. is a co-investment partnership between the operating partnership, AMB Institutional Alliance REIT II, Inc., and a third-party limited partner. AMB Institutional Alliance REIT II, Inc. included 14 institutional investors as stockholders as of September 30, 2002. AMB Institutional Alliance Fund II, L.P. is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of industrial buildings in target markets nationwide. As of September 30, 2002, AMB Institutional Alliance Fund II, L.P. had received total equity commitments from third party investors of $195.4 million, which, when combined with anticipated debt financings and our investment, created a total planned capitalization of $489.0 million. We are the managing general partner and owned, as of September 30, 2002, approximately 20% of the partnership interests in AMB Institutional Alliance Fund II, L.P.

      Credit Facilities. In May 2000, the operating partnership entered into a $500.0 million unsecured revolving credit agreement. We guarantee the operating partnership’s obligations under the credit facility. The credit facility matures in May 2003, has a one-year extension option, and is subject to a 15 basis point annual facility fee, which is based on our credit rating. The operating partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase its commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Borrowings under our credit facility currently bear interest at LIBOR plus 75 basis points, which is based on our credit rating. As of September 30, 2002, the outstanding balance on our unsecured credit facility was $12.0 million. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. At September 30, 2002, the remaining amount available under our unsecured credit facility was $485.1 million, net of outstanding letters of credit (excluding the $200.0 million of potential additional capacity).

      In July 2001, AMB Institutional Alliance Fund II, L.P. obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. and AMB Institutional Alliance Fund II, L.P. Borrowings currently bear interest at LIBOR plus 87.5 basis points. As of September 30, 2002, the outstanding balance was $72.5 million and the remaining amount available was $36.3 million, net of outstanding letters of credit and capital contributions from third-party investors.

      Equity. We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of September 30, 2002: 4,600,000 shares of Series A preferred; 1,300,000 shares of Series B preferred; 1,595,337 shares of Series D preferred; 220,440 shares of Series E preferred; 267,439 shares of Series F preferred; 840,000 shares of Series H preferred; 510,000 shares of Series I preferred; 800,000 shares of Series J preferred; and 800,000 shares of Series K preferred. On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. We redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends and a redemption discount of $0.4 million.

      On April 17, 2002, the operating partnership issued and sold 800,000 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit in a private placement. Distributions are cumulative from the date of issuance and payable quarterly in arrears. The Series K Preferred Units are redeemable by the operating partnership on or after April 17, 2007, subject to certain conditions, for cash at a redemption price equal to $50.00 per unit, plus accumulated and unpaid distributions thereon, if any, to the redemption date. The Series K Preferred Units are exchangeable at specified times and subject to certain conditions, on a one-for-one basis, for shares of our Series K Preferred Stock. The operating partnership used the net proceeds of $39.0 million for general corporate purposes, which included the partial repayment of indebtedness and the acquisition and development of additional properties.

      During the three months ended September 30, 2002, we redeemed 86,529 common limited partnership units of the operating partnership for shares of our common stock. During the nine months ended September 30, 2002, we redeemed 122,640 common limited partnership units of the operating partnership for shares of our common stock.

      In December 2001, our board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of our common and preferred stock. The new stock repurchase program expires in December 2003. In July 2002, we repurchased 433,200 shares of our common stock for $11.2 million, including commissions. In July 2002, we also repurchased 4,200 shares of our Series A Preferred Stock for an aggregate cost of $0.1 million, including accrued and unpaid dividends.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio of approximately 45% or less. At September 30, 2002, our share of total debt-to-total market capitalization ratio was 35.6%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. In spite of these policies, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate these policies or circumstances could arise that could render us unable to comply with these policies.

      As of September 30, 2002, the aggregate principal amount of our secured debt was $1.3 billion, excluding unamortized debt premiums of $12.9 million. Of the $1.3 billion of secured debt, $0.9 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 3.4% to 10.4% per annum (with a weighted average rate of 7.4%) and final maturity dates ranging from January 2003 to June 2023. All of the secured debt bears interest at fixed rates, except for six loans with an aggregate principal amount of $48.2 million as of September 30, 2002, which bear interest at variable rates (with a weighted average interest rate of 3.5% at September 30, 2002).

      In May 2002, the operating partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of September 30, 2002, the operating partnership had issued no medium-term notes under this program.

      In August 2000, the operating partnership commenced a medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which are guaranteed by us. On January 14, 2002, the operating partnership completed the program when it issued and sold the remaining $20.0 million of the notes to Lehman Brothers, Inc., as principal. We have guaranteed the notes, which mature on January 17, 2007, and bear interest at 5.90% per annum. The operating partnership used the net proceeds of $19.9 million for general corporate purposes, to partially repay indebtedness and to acquire and develop additional properties.

      We guarantee the operating partnership’s obligations with respect to the senior debt securities. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may be insufficient to pay dividends to our stockholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

      Mortgage Receivables. In September 2000, we sold a retail center located in Southern California. We carried a 9.5% mortgage note secured by the retail center in the principal amount of $74.0 million, due September 30, 2002. On July 3, 2002, we received a full repayment of the mortgage. Through a wholly-owned subsidiary, we also hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of September 30, 2002, the outstanding balance on the note was $13.2 million.

      The tables below summarize our debt maturities and capitalization as of September 30, 2002 (dollars in thousands):

Debt

	Company	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit	Total
	Debt	Debt	Securities	Debt	Facilities	Debt

2002	$3,534	$4,566	$—	$133	$—	$8,233
2003	75,714	17,556	—	558	84,500	178,328
2004	64,657	64,413	—	601	—	129,671
2005	46,070	58,918	250,000	647	—	355,635
2006	85,619	83,541	25,000	698	—	194,858
2007	24,721	42,472	75,000	752	—	142,945
2008	33,373	153,903	175,000	810	—	363,086
2009	4,911	62,239	—	873	—	69,023
2010	51,778	105,854	75,000	941	—	233,573
2011	1,311	179,295	75,000	1,014	—	256,620
Thereafter	3,307	123,663	125,000	3,292	—	255,262

Subtotal	394,995	897,420	800,000	10,319	84,500	2,187,234
Unamortized premiums	10,750	2,155	—	—	—	12,905

Total consolidated debt	405,745	899,575	800,000	10,319	84,500	2,200,139
Our share of unconsolidated joint venture debt(1)	—	39,626	—	—	—	39,626

Total debt	405,745	939,201	800,000	10,319	84,500	2,239,765
Joint venture partners’ share of consolidated joint venture debt	—	(526,799)	—	—	(58,000)	(584,799)

Our share of total debt	$405,745	$412,402	$800,000	$10,319	$26,500	$1,654,966

Weighed average interest rate	8.0%	7.1%	7.2%	7.5%	2.7%	7.1%
Weighed average maturity (in years)	4.1	7.3	6.8	12.0	0.8	6.3

(1)	The weighted average interest and weighted average maturity for the unconsolidated joint venture debt were 6.2% and 6.2 years, respectively.

Market Equity

	Shares/Units
Security	Outstanding	Market Price	Market Value

Common stock	84,241,693	$28.90	$2,434,585
Common limited partnership units	4,846,387	28.90	140,061

Total	89,088,080		$2,574,646

Preferred Stock and Units

	Dividend	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred stock	8.50%	$99,895	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	13,372	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007

Weighted Average/ Total	8.17%	$416,556

Capitalization Ratios

Total debt-to-total market capitalization	42.8%
Our share of total debt-to-total market capitalization	35.6%
Total debt plus preferred-to-total market capitalization	50.8%
Our share of total debt plus preferred-to-total market capitalization	44.6%
Our share of total debt-to-total book capitalization	44.7%

Liquidity

      As of September 30, 2002, we had approximately $90.8 million in cash, restricted cash and cash equivalents, and $485.1 million of additional available borrowings under our credit facility. We also had $36.3 million of additional available borrowings under our AMB Institutional Alliance Fund II, L.P. credit facility. To fund acquisitions, development activities and capital expenditures, and to provide for general working capital requirements, we intend to use:

•	cash from operations;

•	borrowings under our credit facility;

•	other forms of secured and unsecured financing;

•	proceeds from any future debt or equity offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries);

•	proceeds from divestitures of properties; and

•	private capital.

The unavailability of capital would adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

      Our board of directors declared a regular cash dividend for the quarter ending September 30, 2002, of $0.41 per share of common stock and the operating partnership declared a regular cash distribution for the quarter ending September 30, 2002, of $0.41 per common unit. The dividends and distributions were payable on October 15, 2002, to stockholders and unitholders of record on October 5, 2002. The Series A, B, E, F, J and K preferred stock and unit dividends and distributions were also payable on October 15, 2002, to stockholders and unitholders of record on October 5, 2002. The Series D, H and I preferred unit distributions were payable on October 25, 2002, to unitholders of record on October 11, 2002. The following table sets forth the dividends and distributions paid per share or unit for the three and nine months ended September 30, 2002 and 2001:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

Paying Entity	Security	2002	2001	2002	2001

AMB Property Corporation	Common stock	$0.410	$0.395	$1.230	$1.185
AMB Property Corporation	Series A preferred stock	$0.531	$0.531	$1.594	$1.594
Operating Partnership	Common limited partnership units	$0.410	$0.395	$1.230	$1.185
Operating Partnership	Series A preferred units	$0.531	$0.531	$1.594	$1.594
Operating Partnership	Series B preferred units	$1.078	$1.078	$3.234	$3.234
Operating Partnership	Series J preferred units	$0.994	$0.097	$2.982	$0.097
Operating Partnership	Series K preferred units	$0.994	n/a	$1.965	n/a
AMB Property II, L.P.	Series C preferred units	n/a	$1.094	n/a	$3.281
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$2.906	$2.906
AMB Property II, L.P.	Series F preferred units(1)	$0.994	$0.994	$2.982	$2.982
AMB Property II, L.P.	Series G preferred units(1)	$0.155	$0.994	$2.142	$2.982
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$3.048	$3.048
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$3.000	$2.044

(1)	On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. On July 31, 2002, AMB Property II, L.P. paid a distribution, which accrued during the period from July 15, 2002, to July 31, 2002, of $0.155 per unit on the 130,000 Series F preferred units that were redeemed.

      The anticipated size of our distributions, using only cash from operations, will not allow us to retire all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings, as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of September 30, 2002, we are developing ten projects representing a total estimated investment of $128.1 million upon completion and two development projects available for sale representing a total estimated investment of $30.2 million upon completion. Of this total, $113.9 million had been funded as of September 30, 2002, and an estimated $44.4 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances and net proceeds from property divestitures, which could have an adverse effect on our cash flow.

      Acquisitions. During the quarter, we invested $89.2 million in eight operating industrial buildings, aggregating approximately 1.4 million rentable square feet. Year to date, we have invested $246.1 million in 33 operating industrial buildings, aggregating approximately 4.1 million rentable square feet. We funded these acquisitions and initiated development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt and equity issuances, and net proceeds from property divestitures.

      Captive Insurance Company. We have responded to recent trends towards increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third-party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd., in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the third-party policies. We capitalized Arcata in accordance with regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience of our properties. Annually, we intend to engage an independent third party to perform an actuarial estimate of future projected claims.

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

      Potential Unknown Liabilities. Unknown liabilities may include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation transactions that had not been asserted prior to our formation transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

FUNDS FROM OPERATIONS

      We believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, is an appropriate supplemental measure of performance for a real estate investment trust. While funds from operations is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by generally accepted accounting principles in the United States and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, funds from operations as disclosed by other real estate investment trusts may not be comparable.

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

      The following table reflects the calculation of funds from operations (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Income before minority interests and gains	$39,536	$48,884	$126,460	$118,179
Gains on developments held for sale	618	1,341	618	1,341
Real estate related depreciation and amortization:
Total depreciation and amortization	33,749	28,835	95,186	82,758
FF&E depreciation, ground lease amortization, and other(1)	(815)	(483)	(1,742)	(1,456)
Discontinued operations	405	597	1,634	1,779
FFO attributable to minority interests	(13,635)	(13,393)	(37,753)	(29,119)
Adjustments to derive FFO in unconsolidated joint ventures:
Our share of net income	(1,322)	(1,636)	(4,443)	(4,365)
Our share of FFO	2,048	2,235	6,611	6,488
Preferred stock dividends	(2,123)	(2,125)	(6,373)	(6,375)
Preferred unit distributions	(6,403)	(7,423)	(18,770)	(21,626)

Funds from operations	$52,058	$56,832	$161,428	$147,604

(1)	Ground lease amortization represents the amortization of our investments in ground lease properties, for which we do not have a purchase option.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three month period ended September 30, 2002 (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002

Square feet owned(1)(2)	85,706,728	85,706,728
Occupancy percentage(1)	94.4%	94.4%
Weighted average lease terms:
Original	6.1 years	6.1 years
Remaining	3.2 years	3.2 years
Tenant retention	67.9%	73.7%
Second Generation Leasing Activity:
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.21	$1.05
Re-tenanted	2.54	2.63

Weighted average	$1.87	$1.88

Square footage commencing (millions)	4.1	14.3
Same Space Leasing Activity:
Rent increases on renewals and rollovers	(3.4%)	0.1%
Same space square footage commencing (millions)	3.2	11.6

(1)	Includes all industrial consolidated operating properties and excludes development and renovation projects. Excludes retail and other properties’ square feet of 1,000,080, occupancy of 83.8%, and annualized base rent of $11.1 million.

(2)	In addition to owned square feet as of September 30, 2002, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 1.8 million additional square feet of industrial, retail, and other properties. We also have investments in approximately 5.3 million square feet of industrial operating properties through our investments in the unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and nine month periods ended September 30, 2002:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002

Square feet in same store pool(1)	71,996,131	71,996,131
% of total industrial square feet	84.0%	84.0%
Occupancy percentage at period end
September 30, 2002.	94.6%	94.6%
September 30, 2001.	96.4%	96.4%
Tenant retention	66.6%	73.5%
Rent increases on renewals and rollovers	(5.4)%	(0.4)%
Square feet leased	2.9	11.0
Cash basis net operating income growth % increase:
Revenues	2.3%	2.1%
Expenses	8.8%	5.5%
Net operating income	0.2%	1.1%

(1)	The same store pool excludes properties purchased or developments stabilized after December 31, 2000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes: (1) interest rate fluctuations in connection with our credit facilities and other variable rate borrowings; and (2) our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2002, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $12.9 million as of September 30, 2002:

	Expected Maturity Date

							Total
	2002	2003	2004	2005	2006	Thereafter	Debt

Fixed rate debt(1)	$7,939	$92,615	$99,937	$352,877	$186,823	$1,314,332	$2,054,523
Average interest rate	7.3%	7.8%	8.0%	7.3%	7.3%	7.4%	7.4%
Variable rate debt(2)	$294	$85,713	$29,734	$2,758	$8,035	$6,177	$132,711
Average interest rate	3.7%	2.8%	3.6%	3.8%	3.5%	3.4%	3.0%

(1)	Represents 93.9% of all outstanding debt.

(2)	Represents 6.1% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 30 basis points), then the increase in interest expense on the variable rate debt would be $0.4 million annually. As of September 30, 2002, the estimated fair value of our fixed rate debt was $2,196.2 million based on our estimate of current market interest rates.

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer, president and chief financial officer each concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II

Item 1.	Legal Proceedings

      As of September 30, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      In July 2002, we repurchased 433,200 shares of our common stock and 4,200 shares of our Series A Preferred Stock.

      On July 31, 2002, AMB Property II, L.P., one of our subsidiaries, repurchased 130,000 of its 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units and all 20,000 of its outstanding 7.95% Series G Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. redeemed the units for an aggregate cost of $7.1 million, including accrued and unpaid dividends.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

BUSINESS RISKS

      Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

General Real Estate Risks

There are Factors Outside of Our Control that Affect the Performance and Value of Our Properties.

      Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay dividends to our stockholders could be adversely affected. Income from, and the value of, our properties may be adversely affected by the general economic climate, local conditions, such as oversupply of industrial space or a reduction in demand for industrial space, the attractiveness of our properties to potential customers, competition from other properties, our ability to provide adequate maintenance and insurance and an increase in operating costs. Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations.

      Our properties are currently concentrated predominantly in the industrial real estate sector. Our concentration in a certain property type exposes us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other property types. As a result of such concentration, economic downturns in the industrial real estate sector could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. In addition, revenues from properties and real estate values are also affected by factors such as the cost of compliance with regulations, the potential for liability under applicable laws (including changes in tax laws), interest rate levels and the availability of financing. Our income would be adversely affected if a significant number of customers were unable to pay rent or if we were unable to rent our industrial space on favorable terms. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) generally do not decline when circumstances cause a reduction in income from the property. Future terrorist attacks in the United States may result in declining economic activity, which could harm the demand for and the value of our properties. To the extent that our customers are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

We May Be Unable to Renew Leases or Relet Space as Leases Expire.

      We are subject to the risks that leases may not be renewed, space may not be relet, or the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Leases on a total of 4.6% of our industrial properties (based on annualized base rent) as of September 30, 2002, will expire on or prior to December 31, 2002. In addition, numerous properties compete with our properties in attracting customers to lease space, particularly with respect to retail centers. The number of competitive commercial properties in a particular area could have a material adverse effect on our ability to lease space in our properties and on the rents that we are able to charge. Our financial condition, results of operations, cash flow and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew the leases for all or a substantial portion of expiring leases, if the rental rates upon renewal or reletting is significantly lower than expected, or if our reserves for these purposes prove inadequate.

Real Estate Investments are Illiquid.

      Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The limitations in the Internal Revenue Code and related regulations on a real estate investment trust holding property for sale may affect our ability to sell properties without adversely affecting dividends to our stockholders. The relative illiquidity of our holdings and Internal Revenue Code prohibitions and related regulations could impede our ability to respond to adverse changes in the performance of our investments and could adversely affect our financial condition, results of operations, cash flow and our ability to pay dividends on, and the market price of, our stock.

A Significant Number of Our Properties are Located in California.

      Our industrial properties located in California as of September 30, 2002, represented approximately 27.6% of the aggregate square footage of our industrial operating properties as of September 30, 2002, and 33.8% of our industrial annualized base rent. Annualized base rent means the monthly contractual amount under existing leases as of September 30, 2002, multiplied by 12. This amount excludes expense reimbursements and rental abatements. Our revenue from, and the value of, our properties located in California may be affected by a number of factors, including local real estate conditions (such as oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact the local economic climate. A downturn in either California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. Certain of our properties are also subject to possible loss from seismic activity. See “Some Potential Losses are not Covered by Insurance”.

Some Potential Losses are not Covered by Insurance.

      We carry commercial liability, property and rental loss insurance covering all properties owned and managed by us, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances given relative risks, the cost of such coverage and industry practice. Certain losses such as losses due to terrorism, windstorms, floods or seismic activity may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we believe are commercially reasonable, it is not certain that we will be able to renew coverage or collect under such policies. From time to time, we evaluate the amount of earthquake coverage that we carry for all properties owned and managed by us, to assess whether, in our good faith discretion, the coverage is adequate. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt, which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied obligations other than non-recourse obligations, including any obligations incurred by the operating partnership as the general partner of the co-investment joint ventures. Any such liabilities could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of September 30, 2002, 294 industrial buildings, aggregating approximately 23.6 million square feet (representing 27.6% of our industrial operating properties based on aggregate square footage and 33.8% based on industrial annualized base rent), are located. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. This insurance coverage also applies to the properties managed by AMB Capital Partners, LLC, with a single aggregate policy limit and deductible applicable to those properties and our properties. Through an annual analysis prepared by outside consultants, we evaluate our earthquake insurance coverage in light of current industry practice and determine the appropriate amount of earthquake insurance to carry, which we believe is commercially reasonable. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates.

We are Subject to Risks and Liabilities In Connection With Properties Owned Through Joint Ventures, Limited Liability Companies and Partnerships.

      As of September 30, 2002, we had ownership interests in several joint ventures, limited liability companies or partnerships with third parties, as well as interests in three unconsolidated entities. As of September 30, 2002, we owned approximately 34.4 million square feet (excluding three unconsolidated joint ventures) of our properties through these entities. We may make additional investments through these ventures in the future and presently plan to do so. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments may involve risks such as the following:

•	our partners, co-members or joint venturers might become bankrupt (in which event we and any other remaining general partners, members, or joint venturers would generally remain liable for the liabilities of the partnership, limited liability company, or joint venture);

•	our partners, co-members or joint venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our partners, co-members or joint venturers may be in a position to take action contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

•	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a joint venturer’s, member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

      We will, however, generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures. The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We May be Unable to Consummate Acquisitions on Advantageous Terms or Acquisitions May Not Perform As We Expect.

      We intend to continue to acquire primarily industrial properties. The acquisition of and investment in properties entails various risks. In addition to the general investment risks associated with any real estate investment, our investments may not perform in accordance with our expectations or our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we may not be able to acquire additional properties on acceptable terms. We anticipate significant competition for attractive investment opportunities from other major real estate investors with significant capital including both publicly-traded real estate investment trusts and private institutional investment funds. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured credit facility, proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units by the operating partnership or its subsidiaries) and proceeds from property divestitures, which could have an adverse effect on our cash flow. Our inability to finance future acquisitions on favorable terms, the failure of acquisitions to conform with our expectations or investment criteria, or our failure to timely reinvest the proceeds from property divestitures could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We May be Unable to Complete Divestitures on Advantageous Terms.

      We have decided to divest ourselves of retail centers and industrial properties that are not in our core markets or which do not meet our strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Our ability to dispose of properties on advantageous terms is dependent upon factors beyond our control, including competition from other owners (including other real estate investment trusts) that are attempting to dispose of industrial and retail properties and the availability of attractive financing for potential buyers of our properties. Our inability to dispose of properties on favorable terms or redeploy the proceeds of property divestitures in accordance with our investment strategy could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We May be Unable to Complete Renovation and Development Projects on Advantageous Terms.

      The real estate development business, including the renovation and rehabilitation of existing properties, involves significant risks that include the following:

•	we may not be able to obtain financing on favorable terms for development projects and we may not complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow;

•	we may not be able to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	new or renovated properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	substantial renovation as well as new development activities, regardless of their ultimate success, typically require a substantial portion of management’s time and attention, diverting our attention from our day-to-day operations; and

•	upon completion of construction, we may not be able to obtain permanent financing, or obtain permanent financing on advantageous terms, for activities that we have financed through construction loans.

These risks could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Debt Financing

We Could Incur More Debt.

      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our debt-to-total market capitalization ratio to exceed approximately 45%. The aggregate amount of indebtedness that we may incur under our policy varies directly with the valuation of our capital stock and the number of shares of capital stock outstanding. Accordingly, we would be able to incur additional indebtedness under our policy as a result of increases in the market price per share of our common stock or other outstanding classes of capital stock, and future issuance of shares of our capital stock. However, our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, our board of directors could alter or eliminate this policy. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition.

      We are subject to risks normally associated with debt financing, including that cash flow will be insufficient to pay dividends to our stockholders, that we will be unable to refinance existing indebtedness on our properties (which in all cases will not have been fully amortized at maturity), and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. As of September 30, 2002, we had total debt outstanding of $2.2 billion.

      In addition, we guarantee the operating partnership’s obligations with respect to the senior debt securities referenced in our financial statements. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay dividends to our stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. In addition, if we mortgage one or more of our properties to secure payment of indebtedness and we are unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Rising Interest Rates Could Adversely Affect Our Cash Flow.

      As of September 30, 2002, we had $72.5 million outstanding under our Alliance Fund II secured credit facility, $12.0 million outstanding on our unsecured credit facility, and we had seven secured loans with an aggregate principal amount of $48.2 million that bear interest at variable rates (with weighted average interest rate of 3.5% as of September 30, 2002). In addition, we may incur other variable rate indebtedness in the future. Increases in interest rates on this indebtedness could increase our interest expense, which would adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. Accordingly, in the future, we may engage in transactions to limit our exposure to rising interest rates.

We Are Dependent on External Sources of Capital.

      In order to qualify as a real estate investment trust under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we are subject to tax on our income to the extent it is not distributed. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, to fund capital needs we rely on third-party sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of our capital stock. Additional debt financing may substantially increase our debt-to-total capitalization ratio.

We Could Default on Cross-Collateralized and Cross-Defaulted Debt.

      As of September 30, 2002, we had 25 non-recourse secured loans that are cross-collateralized by 59 properties, totaling $695.9 million (not including unamortized debt premium). If we default on any of these loans, then we could be required to repay the aggregate of all indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Contingent or Unknown Liabilities Could Adversely Affect Our Financial Condition.

      Our predecessors have been in existence for varying lengths of time up to 19 years. At the time of our formation we acquired the assets of these entities subject to all of their potential existing liabilities. There may be current liabilities or future liabilities arising from prior activities that we are not aware of and therefore have not disclosed in this report. We assumed these liabilities as the surviving entity in the various merger and contribution transactions that occurred at the time of our formation. Existing liabilities for indebtedness generally were taken into account in connection with the allocation of the operating partnership’s limited partnership units or shares of our common stock in the formation transactions, but no other liabilities were taken into account for these purposes. We do not have recourse against our predecessors or any of their respective stockholders or partners or against any individual account investors with respect to any unknown liabilities. Unknown liabilities might include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors, or other persons dealing with our predecessors prior to the formation transactions that had not been asserted prior to the formation transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.

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

Our Former Independent Public Accountant, Arthur Andersen LLP, Has Been Found Guilty of Federal Obstruction of Justice Charges.

      Although we dismissed Arthur Andersen, LLP as our independent public accountants and engaged PricewaterhouseCoopers LLP on May 8, 2002, our consolidated financial statements as of and for each of the fiscal years ended December 31, 2001, 2000 and 1999 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 were audited by Arthur Andersen. In light of the jury conviction of Arthur Andersen on obstruction of justice charges and the underlying events, Arthur Andersen has informed the Securities and Exchange Commission that it would cease practicing before the Securities and Exchange Commission by August 31, 2002, unless the Securities and Exchange Commission determined another date was appropriate. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. Substantially all of Arthur Andersen’s personnel have left the firm, including the individuals responsible for auditing our audited financial statements in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As a result of these developments, our stockholders are unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen. Moreover, Arthur Andersen is no longer able to reissue its audit reports because both the partner and the audit manager who were assigned to our account have left the firm and because Arthur Andersen has ceased practicing before the Securities and Exchange Commission. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its report on our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense, and other difficulties in future financings. Any resulting delay in accessing public capital markets could adversely affect our financial condition and results of operations. However, we believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured credit facility, are adequate for us to meet our liquidity requirements for the foreseeable future.

Conflicts of Interest

Some of Our Directors and Executive Officers are Involved in Other Real Estate Activities and Investments.

      Some of our executive officers own interests in real estate-related businesses and investments. These interests include minority ownership interests in Institutional Housing Partners, L.P., a residential housing finance company, and Aspire Development, Inc. and Aspire Development, L.P., developers of properties not within our investment criteria. The continued involvement in other real estate-related activities by some of our executive officers and directors could divert management’s attention from our day-to-day operations. Our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

Certain of Our Executive Officers and Directors May Have Conflicts of Interest with Us in Connection with Other Properties that They Own or Control.

      As of September 30, 2002, Aspire Development, L.P. owned interests in several retail development projects in the U.S., which are individually less than 10,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of our executive officers individually own:

•	less than 1% interests in the stocks of certain publicly-traded real estate investment trusts;

•	certain interests in and rights to developed and undeveloped real property located outside the United States; and

•	certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of our board of directors, is a limited partner in a partnership in which Messrs. Moghadam and Burke are general partners and which owns a 75% interest in an office building. Mr. Tusher owns a 20% interest in the partnership, with a market value of approximately $2.2 million. Messrs. Moghadam and Burke each have a 26.7% interest in the partnership, each with a market value of approximately $2.9 million. The partnership was formed in 1985, prior to the time of our initial public offering.

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

Our Role as General Partner of the Operating Partnership May Conflict with the Interests of Stockholders.

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

Our Directors, Executive Officers, and Significant Stockholders Could Act in a Manner that is Not in the Best Interest of All Stockholders.

      As of June 30, 2002, our two largest stockholders, Morgan Stanley Investment Management, Inc. (with respect to various client accounts for which Morgan Stanley Investment Management, Inc. serves as investment advisor) and ABP Investments U.S. (with respect to various client accounts for which ABP Investments U.S. serves as investment advisor) together beneficially owned 10.7% of our outstanding common stock. In addition, our executive officers and directors beneficially owned 4.3% of our outstanding common stock as of October 28, 2002, and will have influence on our management and operation and, as stockholders, will have influence on the outcome of any matters submitted to a vote of our stockholders. This influence might be exercised in a manner that is inconsistent with the interests of other stockholders. Although there is no understanding or arrangement for these directors, officers, and stockholders and their affiliates to act in concert, these parties would be in a position to exercise significant influence over our affairs if they choose to do so.

Government Regulations

      Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

We May Incur Costs to Comply with Americans with Disabilities Act.

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

We Could Encounter Environmental Problems.

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

      None of the environmental assessments of our properties has revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Furthermore, we are not aware of any such material environmental liability. Nonetheless, it is possible that the assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware or that known environmental conditions may give rise to liabilities that are materially greater than anticipated. Moreover, the current environmental condition of our properties may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks), or by third-parties unrelated to us. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock could be adversely affected.

Our Financial Condition Could be Adversely Affected if We Fail to Comply with Other Regulations.

      Our properties are also subject to various federal, state and local regulatory requirements such as state and local fire and life-safety requirements. If we fail to comply with these requirements, then we might incur fines by governmental authorities or be required to pay awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all such regulatory requirements. However, these requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Any such unanticipated expenditure could adversely affect our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock.

Federal Income Tax Risks

Our Failure to Qualify as a Real Estate Investment Trust Would Have Serious Adverse Consequences to Our Stockholders.

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

We Pay Some Taxes.

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

Certain Property Transfers May Generate Prohibited Transaction Income.

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

We May Be Unable to Manage Our Growth.

      Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our growth, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock could be adversely affected.

Our International Growth is Subject to Special Political and Monetary Risks.

      We have and expect to continue to acquire or develop additional properties in foreign countries. Local markets affect our operations and, therefore, we would be subject to economic fluctuations in foreign locations. Our international operations also would be subject to the usual risks of doing business abroad such as the revaluation of currencies, revisions in tax treaties or other laws governing the taxation of revenues, restrictions on the transfer of funds, and, in certain parts of the world, political instability. We cannot predict the likelihood that any such developments may occur. Further, we may enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in, the courts of another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our business has grown rapidly and continues to grow through property acquisitions and developments. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock could be adversely affected.

We Are Dependent On Our Key Personnel.

      We depend on the efforts of our executive officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. We do not have employment agreements with any of our executive officers.

Ownership of Our Stock

Limitations in Our Charter and Bylaws Could Prevent a Change in Control.

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

      Our charter authorizes us to issue additional shares of common and preferred stock and to establish the preferences, rights and other terms of any series or class of preferred stock that we issue. Although our board of directors has no intention to do so at the present time, it could establish a series or class of preferred stock that could delay, defer, or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interests of our stockholders.

      Our charter and bylaws and Maryland law also contain other provisions that may delay, defer, or prevent a transaction, including a change in control, that might involve payment of a premium price for the common stock or otherwise be in the best interests of our stockholders. Those provisions include the following:

•	directors may be removed only for cause and only upon a two-thirds vote of stockholders, together with bylaw provisions authorizing the board of directors to fill vacant directorships;

•	a two-thirds vote of stockholders for any amendment of the charter is required;

•	the request of the holders of 50% or more of our common stock is necessary for stockholders to call a special meeting;

•	stockholders may only take action by written consent with the unanimous approval of all stockholders entitled to vote on the matter in question; and

•	advance notice by stockholders for the nomination of directors or proposal of business to be considered at a meeting of stockholders is required.

These provisions may impede various actions by stockholders without approval of our board of directors, which in turn may delay, defer or prevent a transaction involving a change of control.

Various Market Conditions Affect the Price of Our Stock.

      As with other publicly-traded equity securities, the market price of our stock will depend upon various market conditions that may change from time to time. Among the market conditions that may affect the market price of our stock are the following:

•	the extent of investor interest in us;

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

•	our financial performance;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends; and

•	terrorist activity may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending.

Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of our stock.

Earnings and Cash Dividends, Asset Value and Market Interest Rates Affect the Price of Our Stock.

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

If We Issue Additional Securities, then the Investment of Existing Stockholders Will Be Diluted.

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

We Could Change Our Investment and Financing Policies without a Vote of Stockholders.

      Subject to our current investment policy to maintain our qualification as a real estate investment trust (unless a change is approved by our board of directors under certain circumstances), our board of directors will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution and operating policies. Although the board of directors has no present intention to revise or amend these strategies and policies, they may do so at any time without a vote of stockholders. Accordingly, stockholders will have no control over changes in our strategies and policies (other than through the election of directors), and any such changes may not serve the interests of all stockholders and could adversely affect our financial condition or results of operations, including our ability to pay dividends to our stockholders.

Shares Available for Future Sale Could Adversely Affect the Market Price of Our Common Stock.

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

      All shares of common stock issuable upon the redemption of limited partnership units in the operating partnership will be deemed to be “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be transferred unless registered under the Securities Act or an exemption from registration is available, including any exemption from registration provided under Rule 144. In general, upon satisfaction of certain conditions, Rule 144 permits the holder to sell certain amounts of restricted securities one year following the date of acquisition of the restricted securities from us and, after two years, permits unlimited sales by persons unaffiliated with us. Commencing generally on the first anniversary of the date of acquisition of common limited partnership units (or such other date agreed to by the operating partnership and the holders of the units), the operating partnership may redeem common limited partnership units at the request of the holders for cash (based on the fair market value of an equivalent number of shares of common stock at the time of redemption) or, at the option of the operating partnership, exchange the common limited partnership units for an equal number of shares of our common stock, subject to certain antidilution adjustments. The operating partnership had issued and outstanding 4,846,387 common limited partnership units as of September 30, 2002. As of September 30, 2002, we had reserved 17,342,393 shares of common stock for issuance under our Stock Option and Incentive Plans (not including shares that we have already issued) and, as of September 30, 2002, we had granted to certain directors, officers, and employees options to purchase 8,698,495 shares of common stock (excluding forfeitures and 889,652 shares that we have issued pursuant to the exercise of options). As of September 30, 2002, we had granted 717,955 restricted shares of common stock, excluding 5,911 shares that have been forfeited. In addition, we may issue additional shares of common stock and the operating partnership may issue additional limited partnership units in connection with the acquisition of properties. In connection with the issuance of common limited partnership units to other transferors of properties, and in connection with the issuance of the performance units, we have agreed to file registration statements covering the issuance of shares of common stock upon the exchange of the common limited partnership units. We have also filed registration statements with respect to the shares of common stock issuable under our stock option and incentive plans. These registration statements and registration rights generally allow shares of common stock covered thereby, including shares of common stock issuable upon exchange of limited partnership units, including performance units, or the exercise of options or restricted shares of common stock, to be transferred or resold without restriction under the Securities Act. We may also agree to provide registration rights to any other person who may become an owner of the operating partnership’s limited partnership units.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

4.1	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property Corporation’s Registration Statement on Form S-8 filed on October 1, 2002).
10.1	First Amendment to the Sixth Amended and Restated Partnership Agreement of Limited Partnership of AMB Property, L.P. dated October 30, 2002.

      (b) Reports on Form 8-K:

•	AMB Property Corporation filed a Current Report on Form 8-K on July 9, 2002, in connection with its second quarter 2002 earnings release.

•	AMB Property Corporation filed Amendment No. 1 to Current Report on Form 8-K on July 10, 2002, correcting certain typographical errors in connection with its second quarter 2002 earnings release.

•	AMB Property Corporation filed a Current Report on Form 8-K on August 9, 2002, in connection with its certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, of its third Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

•	AMB Property Corporation filed a Current Report on Form 8-K on October 8, 2002, in connection with its third quarter 2002 earnings release.

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

Michael A. Coke
Chief Financial Officer and
Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 11, 2002

CERTIFICATIONS

      I, Hamid R. Moghadam, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of AMB Property Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ HAMID R. MOGHADAM

Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer

      I, W. Blake Baird, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of AMB Property Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ W. BLAKE BAIRD

W. Blake Baird
President and Director

      I, Michael A. Coke, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of AMB Property Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

g) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

h) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

i) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

e) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

f) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ MICHAEL A. COKE

Michael A. Coke
Chief Financial Officer and
Executive Vice President