Form 10-Q
period 2003-06-03
AMB PROPERTY CORP
filed 2003-08-13
CIK 1045609

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      As of August 5, 2003, there were 81,669,826 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2003, and December 31, 2002
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2003
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002

	June 30,	December 31,
	2003	2002

	(Unaudited,
	dollars in thousands)
ASSETS
Investments in real estate:
Land	$1,264,364	$1,236,406
Buildings and improvements	3,536,930	3,557,086
Construction in progress	214,720	132,490

Total investments in properties	5,016,014	4,925,982
Accumulated depreciation and amortization	(412,990)	(362,540)

Net investments in properties	4,603,024	4,563,442
Investments in unconsolidated joint ventures	68,566	64,428
Properties held for divestiture, net	73,000	107,871

Net investments in real estate	4,744,590	4,735,741
Cash and cash equivalents	68,419	89,332
Restricted cash	22,742	27,882
Mortgage receivable	13,097	13,133
Accounts receivable, net of allowance for doubtful accounts	83,116	74,207
Other assets	44,300	52,199

Total assets	$4,976,264	$4,992,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,215,135	$1,284,675
Unsecured senior debt securities	800,000	800,000
Alliance Fund II credit facility	—	45,500
Unsecured debt	9,909	10,186
Unsecured credit facility	19,420	95,000

Total debt	2,044,464	2,235,361
Dividends payable	41,692	41,213
Accounts payable and other liabilities	125,929	140,503

Total liabilities	2,212,085	2,417,077
Commitments and contingencies (Notes 3 and 12)
Minority interests	1,041,673	891,267
Stockholders’ equity:
Series A preferred stock, cumulative, redeemable, $.01 par value, 4,600,000 shares authorized and 3,995,800 issued and outstanding, $99,895 liquidation preference	95,994	95,994
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,425	—
Common stock $.01 par value, 500,000,000 shares authorized, 81,673,676 and 82,029,449 issued and outstanding	817	820
Additional paid-in capital	1,566,687	1,580,733
Retained earnings	10,347	6,572
Accumulated other comprehensive income	236	31

Total stockholders’ equity	1,722,506	1,684,150

Total liabilities and stockholders’ equity	$4,976,264	$4,992,494

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Unaudited, dollars in thousands, except per share amounts)
REVENUES AND OTHER INCOME
Rental revenues	$147,961	$139,124	$305,233	$279,179
Equity in earnings of unconsolidated joint ventures	1,622	1,638	2,857	3,121
Private capital income	3,555	3,114	5,916	5,702
Interest and other income	1,549	3,330	2,942	7,312

Total revenues and other income	154,687	147,206	316,948	295,314
EXPENSES
Property operating expenses	21,004	17,059	43,049	34,248
Real estate taxes	17,603	16,612	35,754	33,372
Interest, including amortization	36,645	36,484	73,750	71,177
Depreciation and amortization	38,094	29,967	72,893	57,678
General and administrative	12,170	10,762	24,344	21,831

Total expenses	125,516	110,884	249,790	218,306

Income before minority interests	29,171	36,322	67,158	77,008
Minority interests’ share of income
Preferred units	(6,379)	(6,510)	(12,759)	(12,367)
Minority interests	(9,843)	(8,760)	(20,941)	(18,522)

Total minority interests’ share of income	(16,222)	(15,270)	(33,700)	(30,889)

Income from continuing operations before gains on dispositions	12,949	21,052	33,458	46,119
Gains from dispositions of real estate, net of minority interests	—	2,768	7,429	2,480

Income from continuing operations	12,949	23,820	40,887	48,599
Discontinued operations, net of minority interests:
Income attributable to discontinued operations	1,310	5,030	3,106	10,554
Gains from dispositions of real estate, discontinued operations	3,867	—	33,511	—

Total discontinued operations	5,177	5,030	36,617	10,554

Net income	18,126	28,850	77,504	59,153
Preferred stock dividends	(2,195)	(2,125)	(4,318)	(4,250)

Net income available to common stockholders	$15,931	$26,725	$73,186	$54,903

BASIC INCOME PER COMMON SHARE
Income from continuing operations available to common stockholders	$0.14	$0.26	$0.45	$0.53
Discontinued operations	0.06	0.06	0.45	0.13

Net income available to common stockholders	$0.20	$0.32	$0.90	$0.66

DILUTED INCOME PER COMMON SHARE
Income from continuing operations available to common stockholders	$0.13	$0.25	$0.45	$0.52
Discontinued operations	0.06	0.06	0.44	0.13

Net income available to common stockholders	$0.19	$0.31	$0.89	$0.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	81,015,506	83,710,208	81,060,038	83,626,889

Diluted	82,465,984	85,529,416	82,520,038	85,120,197

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002

	2003	2002

	(Unaudited,
	dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,504	$59,153
Adjustments to net income:
Equity in earnings of unconsolidated joint ventures	(2,857)	(3,121)
Straight-line rents	(4,253)	(6,747)
Debt premiums, discounts and finance cost amortization, net	728	(954)
Depreciation and amortization, including discontinued operations	73,507	61,647
Stock-based compensation amortization	3,979	1,962
Minority interests, including discontinued operations	33,776	31,002
Gains from dispositions of real estate, net of minority interests	(40,940)	(2,480)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,709)	(3,089)
Accounts payable and other liabilities	(14,574)	(13,301)

Net cash provided by operating activities	125,161	124,072
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	5,140	(1,473)
Cash paid for property acquisitions	(127,983)	(136,477)
Additions to land, buildings, development costs and other first generation improvements	(95,064)	(60,646)
Additions to second generation building improvements and lease costs	(26,764)	(27,230)
Additions to interests in unconsolidated joint ventures	(6,163)	—
Distributions received from unconsolidated joint ventures	4,882	10,135
Net proceeds from divestiture of real estate	211,429	50,951

Net cash used in investing activities	(34,523)	(164,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	3,982	4,915
Repurchase and retirement of common stock	(20,562)	—
Borrowings on secured debt	11,450	166,976
Payments on secured debt	(79,361)	(50,455)
Borrowings on unsecured credit facility	113,464	—
Payments on unsecured credit facility	(190,000)	(12,000)
Borrowings on Alliance Fund II credit facility	8,000	23,500
Payments on Alliance Fund II credit facility	(53,500)	(95,000)
Payment of financing fees	(1,006)	(2,191)
Net proceeds from issuances of senior debt securities	—	19,883
Net proceeds from issuances of preferred stock or units	48,425	38,939
Contributions from co-investment partners	151,650	58,350
Dividends paid to common and preferred stockholders	(71,685)	(38,716)
Distributions to minority interests, including preferred units	(32,408)	(37,451)

Net cash provided by/(used in) financing activities	(111,551)	76,750

Net increase/ (decrease) in cash and cash equivalents	(20,913)	36,082
Cash and cash equivalents at beginning of period	89,332	73,071

Cash and cash equivalents at end of period	$68,419	$109,153

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$76,840	$70,058
Non-cash transactions:
Acquisition of properties	$130,988	$154,259
Assumption of debt	—	(17,782)
Acquisition capital	(3,005)	—

Net cash paid	$127,983	$136,477

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003

			Common Stock				Accumulated
	Series A	Series L			Additional		Other
	Preferred	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	Stock	of Shares	Amount	Capital	Earnings	Income	Total

	(Unaudited, dollars in thousands)
Balance as of December 31, 2002	$95,994	$—	82,029,449	$820	$1,580,733	$6,572	$31	$1,684,150
Net income	4,246	72	—	—	—	73,186	—
Currency translation adjustment	—	—	—	—	—	—	205
Total comprehensive income								77,709
Issuance of preferred stock, net	—	48,425	—	—	—	—	—	48,425
Issuance of restricted stock, net	—	—	246,968	3	6,696	—	—	6,699
Issuance of stock options, net	—	—	—	—	4,508	—	—	4,508
Exercise of stock options	—	—	185,059	2	3,980	—	—	3,982
Retirement of common stock	—	—	(787,800)	(8)	(20,554)	—	—	(20,562)
Stock-based deferred compensation	—	—	—	—	(11,204)	—	—	(11,204)
Stock-based compensation amortization	—	—	—	—	3,979	—	—	3,979
Reallocation of partnership interest	—	—	—	—	(1,451)	—	—	(1,451)
Dividends	(4,246)	(72)	—	—	—	(69,411)	—	(73,729)

Balance as of June 30, 2003	$95,994	$48,425	81,673,676	$817	$1,566,687	$10,347	$236	$1,722,506

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1.     Organization and Formation of the Company

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a real estate investment trust. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in key distribution markets throughout North America, Europe and Asia. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries.

      As of June 30, 2003, the Company owned an approximate 94.4% general partnership interest in the Operating Partnership, excluding preferred units. The remaining 5.6% limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. For local law purposes, certain properties are owned through limited partnerships and limited liability companies. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of June 30, 2003, the Company had investments in five co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients and co-investment joint venture clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include incremental income programs and development projects available for sale to third parties. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties.

      As of June 30, 2003, the Company owned 889 industrial buildings and nine retail and other properties, located in 27 markets throughout North America and France. The Company’s strategy is to become a leading provider of distribution properties in supply-constrained, infill submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. As of June 30, 2003, the industrial buildings, principally warehouse distribution buildings, encompassed approximately 82.5 million rentable square feet and were 91.5% leased. As of June 30, 2003, the retail centers, principally grocer-anchored community shopping centers, encompassed approximately 1.0 million rentable square feet and were 89.9% leased to 122 customers.

      As of June 30, 2003, through AMB Capital Partners, the Company also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 1.7 million rentable square feet. In addition, the Company has investments in industrial operating and development properties, totaling approximately 8.2 million rentable square feet, through unconsolidated joint ventures.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2003, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company includes unrealized losses resulting from the impairment of the carrying value of investments in real estate and leasehold interests that continue to be held for long-term investment in depreciation and amortization expense. As a result of recent leasing activity and the current economic environment, the Company re-evaluated the carrying value of its investments and recorded an impairment charge of $5.2 million for the quarter and six months ended June 30, 2003. The Company believes that there are no additional impairments of the carrying values of its investments in real estate as of June 30, 2003. Also during the quarter ended June 30, 2003, the Company recorded a reduction of depreciation expense of $2.1 million to reflect the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

      Comprehensive Income. The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $18.2 million and $28.6 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive income was $77.7 million and $59.1 million for the six months ended June 30, 2003 and 2002, respectively.

      Financial Instruments. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses denominated in non-functional currencies, the Company may use derivative financial instruments to manage foreign currency exchange rate risk. The Company’s only derivative financial instrument in effect at June 30, 2003 was a forward contract protecting against adverse foreign exchange fluctuations in the Mexican peso against the U.S. dollar.

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

      Stock-based compensation expense. In 2002, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Prior to 2002, the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. The Company awards stock options to its employees. In accordance with SFAS No. 123, the Company will recognize the associated expense over the three to five-year vesting periods. Related stock-based compensation expense was $0.6 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.2 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 is prospective and the 2002 expense relates only to stock options granted in 2002.

      New Accounting Pronouncements. In January 2003, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company will adopt the consolidation requirements of FIN 46 in the third quarter of 2003. Certain of the Company’s consolidated subsidiaries and unconsolidated joint ventures may be considered variable interest entities under the provisions of FIN 46. If the Company determines any of its joint ventures to be variable interest entities, then it is possible that the application of

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 46 would result in the Company deconsolidating certain subsidiaries that are presently consolidated and consolidating a joint venture that is presently accounted for using the equity method. The implementation of FIN 46 may have a material impact on the presentation of total assets and liabilities on the Company’s balance sheet, but it will not have a material impact on the Company’s net assets, stockholder’s equity, results of operations or cash flows. At June 30, 2003, total assets and total liabilities, including minority interests of consolidated subsidiaries being evaluated totaled $1.2 billion and $1.0 billion, respectively, and investments in unconsolidated joint ventures being evaluated totaled $60.0 million.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires disclosure of obligations under guarantee contracts. The Company has no off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (“FAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will adopt the requirements of FAS 149 in the third quarter of 2003, and it does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company will adopt the requirements of FAS 150 in the third quarter of 2003, and it does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows. The Company adopted the requirements of FAS 150 in the second quarter of 2003 for the issuance of its 6.5% Series L Cumulative Redeemable Preferred Stock, and the adoption of this statement did not have an impact on its financial position, results of operations or cash flows.

3.     Real Estate Acquisition and Development Activity

      During the three months ended June 30, 2003, the Company invested $120.1 million in 16 industrial buildings, aggregating approximately 2.1 million square feet, of which the Company invested $116.4 million in 15 industrial buildings, aggregating approximately 2.0 million square feet through two of the Company’s co-investment joint ventures. During the six months ended June 30, 2003, the Company invested $131.0 million in 18 industrial buildings, aggregating approximately 2.3 million square feet, of which the Company invested $127.3 million in 17 industrial buildings, aggregating approximately 2.3 million square feet through two of the Company’s co-investment joint ventures. During the quarter ended June 30, 2002, the Company invested $121.9 million in 17 industrial buildings, aggregating approximately 2.0 million square feet. During the six months ended June 30, 2002, the Company invested $156.9 million in 25 industrial buildings, aggregating approximately 2.7 million square feet.

      During the three months ended June 30, 2003, the Company completed two industrial building projects valued at $15.3 million, aggregating approximately 0.2 million square feet. The Company also initiated four new industrial projects valued at $42.1 million, aggregating approximately 0.9 million square feet. As of June 30, 2003, the Company had in its development pipeline: (1) 16 industrial projects, which will total approximately 2.8 million square feet and will have an aggregate estimated investment of $157.3 million upon completion and (2) three development projects available for sale, which will total approximately 0.6 million

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

square feet and will have an aggregate estimated investment of $46.0 million upon completion. As of June 30, 2003, the Company and its Development Alliance Partners had funded an aggregate of $133.3 million and needed to fund an estimated additional $70.0 million in order to complete current and planned projects. The Company’s development pipeline includes projects expected to be completed through June 2005.

4.     Property Divestitures and Properties Held for Divestiture

      Property Divestitures. During the three months ended June 30, 2003, the Company divested itself of two industrial buildings, aggregating approximately 0.2 million square feet, for an aggregate price of $15.1 million, with a resulting net gain of $3.9 million. During the six months ended June 30, 2003, the Company divested itself of 12 industrial buildings, aggregating approximately 1.8 million square feet, for an aggregate price of $142.1 million, with a resulting net gain of $33.5 million. The Company reported the divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On February 19, 2003, the Company also contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. The Company recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors.

      During the three months ended June 30, 2002, the Company divested itself of one industrial building, aggregating approximately 0.5 million square feet, for an aggregate price of $12.1 million, with a resulting net loss of $0.4 million. The disposed building was classified as held for sale as of December 31, 2001. During the six months ended June 30, 2002, the Company divested itself of two industrial buildings and one retail building, aggregating approximately 0.8 million square feet, for an aggregate price of $50.6 million, with a resulting net loss of $0.7 million. The disposed buildings were classified as held for sale as of December 31, 2001.

      Properties Held for Divestiture. As of June 30, 2003, the Company had decided to divest itself of three industrial buildings and three retail centers with a net book value of $73.0 million. The properties either are not in the Company’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell. The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 for the three and six months ended June 30, (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Rental revenues	$2,448	$11,262	$5,835	$23,299
Straight-line rents	56	432	139	581
Property operating expenses	(514)	(1,698)	(1,157)	(2,989)
Real estate taxes	(372)	(1,804)	(827)	(3,633)
Interest, including amortization	(77)	(1,048)	(194)	(2,622)
Depreciation and amortization	(240)	(2,005)	(614)	(3,969)
Minority interests’ share of income	9	(109)	(76)	(113)

Income attributable to discontinued operations	$1,310	$5,030	$3,106	$10,554

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2003 and December 31, 2002, assets and liabilities of properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Accounts receivable, net	$1,968	$1,844
Other assets	$107	$55
Secured debt	$7,700	$7,806
Accounts payable and other liabilities	$1,398	$1,127

5.     Mortgage Receivable

      Through a wholly-owned subsidiary, the Company holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2003, the outstanding balance on the note was $13.1 million.

6.     Debt

      As of June 30, 2003, and December 31, 2002, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Company secured debt, varying interest rates from 4.0% to 10.4%, due December 2003 to January 2014 (weighted average interest rate of 8.1% at June 30, 2003 and December 31, 2002)	$313,208	$381,764
Joint venture secured debt, varying interest rates from 2.7% to 12.0%, due April 2004 to June 2023 (weighted average interest rate of 6.9% and 7.0% at June 30, 2003, and December 31, 2002, respectively)	893,737	893,093
Unsecured senior debt securities, varying interest rates from 5.9% to 8.0%, (weighted average interest rate of 7.2% at June 30, 2003, and December 31, 2002) due June 2005 to June 2018	800,000	800,000
Alliance Fund II credit facility	—	45,500
Unsecured debt, interest rate of 7.5%, due June 2013 and November 2015	9,909	10,186
Unsecured credit facility, variable interest at LIBOR or EURIBOR plus 60 basis points (weighted average interest rate of 3.1% and 2.0% at June 30, 2003 and December 31, 2002, respectively), due December 2005	19,420	95,000

Total debt before unamortized premiums	2,036,274	2,225,543
Unamortized premiums	8,190	9,818

Total consolidated debt	$2,044,464	$2,235,361

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of June 30, 2003 and December 31, 2002, the total gross investment book value of those properties securing the debt was $2.4 billion and $2.6 billion, respectively, including $1.6 billion and $1.6 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $68.4 million as of June 30, 2003, which bear interest at variable rates (weighted average interest rate of 3.3% as of June 30, 2003). The secured debt has various covenants. Management believes that the Company and

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Operating Partnership were in compliance with their financial covenants as of June 30, 2003. As of June 30, 2003, the Company had 26 non-recourse secured loans, which are cross-collateralized by 60 properties, totaling $678.9 million (not including unamortized debt premiums).

      In June 1998, the Company issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. The senior debt securities are subject to various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of June 30, 2003. In August 2000, the Operating Partnership commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes, which are guaranteed by the Company.

      In May 2002, the Operating Partnership commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes (unsecured senior debt securities), which will be guaranteed by the Company. As of June 30, 2003, the Operating Partnership had issued no medium-term notes under this program.

      In December 2002, the Operating Partnership renewed its $500.0 million unsecured revolving line of credit. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and currently is subject to a 20 basis point annual facility fee. Borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japan LIBOR fixing plus 60 basis points. Both the facility fee and the interest rate are based on the Operating Partnership’s credit rating, which is currently investment grade. The credit facility includes a multi-currency component, which was amended effective July 10, 2003 to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the Operating Partnership has an investment grade credit rating). The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The Company uses its unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Company’s unencumbered properties. As of June 30, 2003, the outstanding balance on the credit facility was $19.4 million and the remaining amount available was $454.6 million, net of outstanding letters of credit (excluding the additional $200.0 million of potential additional capacity). The outstanding balance was denominated in Euros and Yen and converted to U.S. dollars at June 30, 2003. The credit facility has various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants at June 30, 2003.

      In July 2001, AMB Institutional Alliance Fund II, L.P. (“Alliance Fund II”) obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. (“Alliance REIT II”) and the Alliance Fund II. In April 2003, the Alliance Fund II repaid the credit facility with capital contributions and secured debt financing proceeds and terminated the credit facility.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2003, the scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

			Unsecured
	Company	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2003	$21,021	$9,367	$—	$280	$—	$30,668
2004	62,516	68,501	—	601	—	131,618
2005	44,427	59,514	250,000	647	19,420	374,008
2006	82,693	66,040	25,000	698	—	174,431
2007	14,495	43,325	75,000	752	—	133,572
2008	31,665	154,879	175,000	810	—	362,354
2009	4,147	77,032	—	873	—	82,052
2010	50,948	105,766	75,000	941	—	232,655
2011	409	179,525	75,000	1,014	—	255,948
2012	407	107,524	—	1,093	—	109,024
Thereafter	480	22,264	125,000	2,200	—	149,944

Total	$313,208	$893,737	$800,000	$9,909	$19,420	$2,036,274

7.     Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 36.7 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. The Company’s five co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development, of industrial buildings in target markets nationwide.

      The Company’s co-investment joint ventures at June 30, 2003 (dollars in thousands) were:

		Company’s
		Ownership	Total
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$170,488
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	397,269
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	317,174
AMB-SGP, L.P.	Industrial JV Pte Ltd.(3)	50%	366,775
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	424,496
AMB-AMS, L.P.(5)	BPMT and TNO	39%	—

Total			$1,676,202

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes total equity and debt.

(2)	Included 15 institutional investors as stockholders as of June 30, 2003.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors as stockholders and one third-party limited partner as of June 30, 2003.

(5)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

      The following table distinguishes the minority interest liability as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30,	December 31,
	2003	2002

Joint venture partners	$640,095	$488,524
Limited Partners in the Operating Partnership	93,209	94,374
Series B preferred units (liquidation preference of $65,000)	63,288	63,288
Series J preferred units (liquidation preference of $40,000)	38,883	38,883
Series K preferred units (liquidation preference of $40,000)	38,932	38,932

Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $13,372)	13,082	13,082
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$1,041,673	$891,267

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interests’ share of income, excluding minority interests share of gains from dispositions of real estate (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Joint Venture Partners	$8,907	$7,320	$16,603	$15,282
Limited Partners in the Operating Partnership	936	1,440	4,338	3,240
Series B preferred units (liquidation preference of $65,000)	1,401	1,401	2,803	2,803
Series J preferred units (liquidation preference of $40,000)	795	795	1,590	1,713
Series K preferred units (liquidation preference of $40,000)	795	777	1,590	777

Held through AMB Property II, L.P.:
Series D preferred units (liquidation preference of $79,767)	1,546	1,546	3,091	3,091
Series E preferred units (liquidation preference of $11,022)	213	213	427	427
Series F preferred units (liquidation preference of $13,372)	266	395	532	790
Series G preferred units (repurchased in July 2002)	—	20	—	40
Series H preferred units (liquidation preference of $42,000)	853	853	1,706	1,706
Series I preferred units (liquidation preference of $25,500)	510	510	1,020	1,020

Total minority interests’ share of net income	$16,222	$15,270	$33,700	$30,889

8.     Investments in Unconsolidated Joint Ventures

      The Company’s unconsolidated joint ventures at June 30, 2003 (dollars in thousands) were:

			Company’s	Net
			Ownership	Equity
Co-investment Joint Venture	Joint Venture Partner	Square Feet	Percentage	Investment

Elk Grove Du Page	Hamilton Partners	4,046,721	56%	$59,983
Pico Rivera	Majestic Realty	855,600	50%	1,351
Monte Vista Spectrum	Majestic Realty	576,852	50%	1,045
Industrial Fund I, LLC	Citigroup Alternative Investments	2,446,334	15%	4,244
Airport Logistics Park of Singapore(1)	Boustead Projects	233,773	50%	1,943

Total investment in unconsolidated JVs		8,159,280	48%	$68,566

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

      Under the agreements governing the joint ventures, the Company and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt. As of June 30, 2003, the Company’s share of unconsolidated joint venture debt was $48.5 million.

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

9.     Stockholders’ Equity

      Holders of common limited partnership units of the Operating Partnership have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership (or such other date agreed to by the Operating Partnership and the applicable unit holders), to require the Operating Partnership to redeem part or all of their common units for cash (based upon the fair market value, as defined in the partnership agreement, of an equivalent number of shares of common stock at the time of redemption) or the Operating Partnership may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The Operating Partnership presently anticipates that it will generally elect to have the Company issue shares of its common stock in exchange for common units in connection with a redemption request; however, the Operating Partnership has paid cash, and may in the future pay cash, for a redemption of common units. With each redemption or exchange, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors, assuming common stock was issued in the exchange. On April 16, 2003, the Operating Partnership redeemed 11,524 of its common limited partnership units for cash.

      In December 2001, the Company’s board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of common and preferred stock. In December 2002, the Company’s board of directors increased the repurchase program to $200.0 million. The new stock repurchase program expires in December 2003 and, as of June 30, 2003, $110.0 million of repurchase capacity remained under the Company’s stock repurchase program. In January 2003, the Company repurchased and retired 787,800 shares of its common stock for an aggregate purchase price of $20.6 million, including commissions.

      On June 23, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of $48.4 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem its 8.5% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, and the Company also paid all accumulated and unpaid dividends thereon, to the redemption date.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2003: 4,600,000 shares of Series A preferred; 1,300,000 shares of Series B preferred; 1,595,337 shares of Series D preferred; 220,440 shares of Series E preferred; 267,439 shares of Series F preferred; 840,000 shares of Series H preferred; 510,000 shares of Series I preferred; 800,000 shares of Series J preferred; 800,000 shares of Series K preferred; and 2,300,000 shares of Series L preferred. The following table sets forth the dividends and distributions paid per share or unit:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,

Paying Entity	Security	2003	2002	2003	2002

Company	Common stock	$0.415	$0.410	$0.830	$0.820
Company	Series A preferred stock	$0.531	$0.531	$1.063	$1.063
Company	Series L preferred stock	$0.036	—	$0.036	—
Operating Partnership	Common limited partnership units	$0.415	$0.410	$0.830	$0.820
Operating Partnership	Series A preferred units	$0.531	$0.531	$1.063	$1.063
Operating Partnership	Series B preferred units	$1.078	$1.078	$2.156	$2.156
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$0.994
Operating Partnership	Series L preferred units	$0.036	—	$0.036	—
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series G preferred units	—	$0.994	—	$1.988
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000

10.     Income Per Share

      The Company’s only dilutive securities outstanding for the three and six months ended June 30, 2003 and 2002, were stock options and restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

WEIGHTED AVERAGE COMMON SHARES
Basic	81,015,506	83,710,208	81,060,038	83,626,889
Stock options and restricted stock	1,450,478	1,819,208	1,460,000	1,493,308

Diluted weighted average common shares	82,465,984	85,529,416	82,520,038	85,120,197

11.     Segment Information

      The Company operates industrial and retail properties in North America and France and manages its business both by property type and by market. Industrial properties represent more than 98% of the

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. As of June 30, 2003, the Company operated retail properties in Southeast Florida, Atlanta, Chicago, the San Francisco Bay Area, Boston and Baltimore. The Company does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

      The industrial domestic target markets category includes Austin, Baltimore/ Washington D.C. and Boston. The industrial domestic non-target markets category captures all of the Company’s other U.S. markets, except for those markets listed individually in the table. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,

Segments	2003	2002	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$7,023	$7,415	$5,604	$5,746
Chicago	10,896	11,062	7,420	7,554
Dallas/ Fort Worth	4,184	6,625	2,728	4,642
Los Angeles	22,850	18,877	18,177	14,798
Northern New Jersey/ New York	13,520	11,175	9,215	7,376
San Francisco Bay Area	27,848	31,429	23,220	26,277
Miami	7,989	8,861	5,588	6,306
Seattle	6,660	6,539	5,209	5,253
On-Tarmac	11,381	4,874	6,218	2,650

Total industrial domestic hub markets	112,351	106,857	83,379	80,602
Total industrial domestic target markets	18,661	19,014	14,151	14,477
Total industrial domestic non-target markets	12,382	18,251	8,204	13,480
International target markets	1,273	—	942	—
Straight-line rents	1,873	2,786	1,873	2,786
Total retail markets	3,925	3,910	2,423	2,300
Discontinued operations	(2,504)	(11,694)	(1,618)	(8,192)

Total	$147,961	$139,124	$109,354	$105,453

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)

	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,

Segments	2003	2002	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$14,268	$14,729	$11,304	$11,627
Chicago	22,112	22,947	15,260	15,885
Dallas/ Fort Worth	8,263	13,242	5,456	9,478
Los Angeles	45,985	37,521	36,823	29,505
Northern New Jersey/ New York	26,851	22,002	17,876	14,634
San Francisco Bay Area	60,619	61,422	51,208	51,561
Miami	16,042	17,157	11,245	12,538
Seattle	13,547	12,031	10,709	9,628
On-Tarmac	22,874	9,716	12,294	5,431

Total industrial domestic hub markets	230,561	210,767	172,175	160,287
Total industrial domestic target markets	38,993	37,782	28,960	28,863
Total industrial domestic non-target markets	27,173	38,431	18,170	27,085
International target markets	2,393	—	1,844	—
Straight-line rents	4,253	6,747	4,253	6,747
Total retail markets	7,834	9,332	5,018	5,835
Discontinued operations	(5,974)	(23,880)	(3,990)	(17,258)

Total	$305,233	$279,179	$226,430	$211,559

(1)	Property net operating income (NOI) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

      The Company considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Company’s real estate portfolio on a segment basis and the Company uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Company’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. Further, the Company’s NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI. The following table is a reconciliation from NOI to reported net income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Property NOI	$109,354	$105,453	$226,430	$211,559
Equity in earnings of unconsolidated joint ventures	1,622	1,638	2,857	3,121
Private capital income	3,555	3,114	5,916	5,702
Interest and other income	1,549	3,330	2,942	7,312
Interest, including amortization	(36,645)	(36,484)	(73,750)	(71,177)
Depreciation and amortization	(38,094)	(29,967)	(72,893)	(57,678)
General and administrative	(12,170)	(10,762)	(24,344)	(21,831)
Total minority interests’ share of income	(16,222)	(15,270)	(33,700)	(30,889)
Gains from dispositions of real estate, net	—	2,768	7,429	2,480
Total discontinued operations	5,177	5,030	36,617	10,554

Net income	$18,126	$28,850	$77,504	$59,153

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Gross Investment(1)
	As of

	June 30,	December 31,
	2003	2002

Industrial domestic hub and gateway markets:
Atlanta	$267,702	$289,398
Chicago	387,795	370,139
Dallas/ Fort Worth	153,073	140,616
Los Angeles	833,747	760,640
Northern New Jersey/ New York	468,056	486,644
San Francisco Bay Area	832,696	828,975
Miami	357,913	305,399
Seattle	325,645	249,500
On-Tarmac	226,674	223,215

Total industrial domestic hub markets	3,853,301	3,654,526
Total industrial domestic target markets	614,657	599,165
Total industrial domestic non-target markets	439,586	585,939
International target markets	61,885	81,112
Properties held for divestiture	(76,115)	(115,175)
Total retail markets	122,700	120,415

Total investments in properties	$5,016,014	$4,925,982

(1)	Includes construction in progress of $214.7 million and $132.5 million as of June 30, 2003, and December 31, 2002, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Commitments and Contingencies

Commitments

      Lease Commitments. The Company holds: operating ground leases on land parcels at its on-tarmac facilities; leases on office spaces in San Francisco and Boston for corporate use; and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 38 years.

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

      Captive Insurance Company. The Company has responded to increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third-party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”) in December 2001. Arcata provides insurance coverage for all or a portion of losses below the increased deductible under the Company’s third-party policies. The Company capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Company’s properties. Annually, the Company engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Company believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

13.     Subsequent Event

      On July 28, 2003, the Operating Partnership redeemed all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Units, held by the Company for $100.2 million, including accumulated and unpaid distributions through the redemption date, and the Company redeemed all 3,995,800 shares of its 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including accumulated and unpaid dividends through the redemption date.

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

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

•	a downturn in California’s economy or real estate conditions;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired from our predecessors or in connection with acquired properties;

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary outside financing;

•	changes in local, state and federal regulatory requirements;

•	environmental uncertainties; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986.

      Our success also depends upon economic trends generally, various market conditions and fluctuation and those other risk factors discussed in the section entitled “Business Risks” in this report. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

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

      Investments in Real Estate. Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. We include unrealized losses resulting from the impairment of the carrying value of investments in real estate and leasehold interests that continue to be held for long-term investment in depreciation and amortization expense.

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

      Consolidated Joint Ventures. Minority interests represent the limited partnership interests in the operating partnership and interests held by certain third parties in several real estate joint ventures, aggregating approximately 36.7 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because we own a majority interest or we exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. When we contribute properties to our joint ventures, we recognize a gain on the contributed properties acquired by the third-party co-investors.

      Investments in Unconsolidated Joint Ventures. We have non-controlling limited partnership interests in five separate unconsolidated joint ventures. These investments are not consolidated because we do not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. We account for the joint ventures using the equity method of accounting. When we contribute properties to our joint ventures, we recognize a gain representing the portion of the contributed properties acquired by the third-party investors.

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

      Real Estate Investment Trust Compliance. We elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 1997. In order to qualify as a real estate investment trust, we must derive at least 95% of our gross income in any year from qualifying sources. In addition, we must pay dividends to stockholders aggregating annually at least 90% of our real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is our current intention to adhere to these requirements and maintain our real estate investment trust status. As a real estate investment trust, we generally will not be subject to corporate level federal income tax on net income that we distribute currently to our stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a real estate investment trust, we still may be subject to certain state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. In addition, we will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our taxable REIT subsidiaries.

THE COMPANY

      AMB Property Corporation, a Maryland corporation, acquires, owns and operates, manages, renovates, expands and develops primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Increasingly, our properties are designed for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. We currently serve 2,590 customers in a portfolio (owned, managed or under development) totaling 1,005 buildings, encompassing approximately 96.5 million square feet (9.0 million square meters), in 30 global markets.

      Through our subsidiary, AMB Property, L.P., a Delaware limited partnership, we are engaged in the acquisition, ownership, operation, management, renovation, expansion and development of primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We refer to AMB Property, L.P. as the “operating partnership.” As of June 30, 2003, we owned an approximate 94.4% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.

      Our investment strategy targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown at approximately 2.5 times the world gross domestic product (GDP) growth rate during the last 10 years. To serve the facilities needs of these customers, we invest in major markets: transportation hubs and gateways in the U.S., and targeted distribution and airport markets internationally. Our target markets are characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annual base rents, 69.3% of our assets are concentrated in eight domestic hub distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, San Francisco Bay Area, Miami and Seattle.

      By focusing on an investment strategy that benefits from high customer demand and limited competition from new supply, we believe that over time our net operating income will grow and our property values will increase. We work to implement this strategy by investing in locations that have geographic or regulatory supply constraints, high barriers to entry and close proximity to large population centers, and invest in buildings with customer-preferred characteristics.

      Much of our portfolio is comprised of strategically located industrial buildings in in-fill submarkets; in-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. A majority of our owned or managed buildings function as High Throughput Distribution®, or HTD® facilities; buildings designed to quickly distribute our customers’ products, rather than store them. Our investment focus on HTD assets is based on the global trend toward lower inventory levels and expedited supply chains.

      HTD facilities generally have a variety of characteristics that allow the rapid transport of goods from point-to-point; examples of these characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. These facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports. We believe that these building characteristics represent an important success factor for time-sensitive tenants such as air express, logistics and freight forwarding companies.

      As of June 30, 2003, we owned and operated (exclusive of properties that we managed for third parties) 889 industrial buildings and nine retail and other properties, totaling approximately 82.5 million rentable square feet, located in 27 markets throughout North America and in France. As of June 30, 2003, our industrial and retail properties were 91.5% and 89.9% leased, respectively. As of June 30, 2003, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 1.7 million rentable square feet. In addition, as of

June 30, 2003, we had investments in operating and development industrial buildings, totaling approximately 8.2 million rentable square feet, through unconsolidated joint ventures.

      As of June 30, 2003, we had three retail centers and three industrial buildings held for divestiture. Over the next few years, we intend to dispose of non-strategic assets and redeploy the resulting capital into industrial properties in supply-constrained markets in the U.S. and internationally that better fit our current investment focus.

      We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ended December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. Through our Strategic Alliance Program, we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services to us. Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Boston, Massachusetts, Chicago, Illinois and Amsterdam, the Netherlands. Our Chicago office opened in July 2003. As of June 30, 2003, we employed 173 individuals, 127 at our San Francisco headquarters, 45 in our Boston office and one in our Amsterdam office. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have adopted a code of business conduct that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions, which is available free of charge on our website. We will promptly disclose on our website any amendments to, and waivers from, our code of business conduct relating to any of these specified officers.

Co-Investment Joint Ventures

      Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns. As of June 30, 2003, we had investments in five co-investment joint ventures with a gross book value of $1.7 billion, which are consolidated for financial reporting purposes.

Acquisition, Development and Disposition Activity

      During the three months ended June 30, 2003, we invested $120.1 million in 16 operating properties, aggregating approximately 2.1 million square feet, of which we invested $116.4 million in 15 operating properties, aggregating approximately 2.0 million square feet through two of our co-investment joint ventures. During the six months ended June 30, 2003, we invested $131.0 million in 18 operating properties, aggregating approximately 2.3 million square feet, of which we invested $127.3 million in 17 operating properties, aggregating approximately 2.3 million square feet, through two of our co-investment joint ventures.

      During the three months ended June 30, 2003, we stabilized two industrial buildings valued at $15.3 million, aggregating approximately 0.2 million square feet. We also initiated four new industrial development projects valued at $42.1 million, aggregating approximately 0.9 million square feet. During the six months ended June 30, 2003, we stabilized four industrial buildings valued at $27.9 million, aggregating approximately 0.4 million square feet. We also initiated eight new industrial development projects valued at $78.5 million, aggregating approximately 1.5 million square feet. During the first quarter, we acquired 438 acres of land for development in Miami’s Airport West submarket for $29.7 million. The master planned park, called Beacon Lakes, is entitled for 6.8 million square feet of properties for lease or sale. We began development of the first two buildings at Beacon Lakes, which will aggregate approximately 0.4 million square feet and have an estimated investment of $19.2 million. New development projects during the six months ended June 30, 2003, included the two Beacon Lakes buildings as well as six additional projects.

      As of June 30, 2003, we had in our development pipeline 16 industrial projects, which will total approximately 2.8 million square feet and have an aggregate estimated investment of $157.3 million upon completion and three development projects available for sale, which will total approximately 0.6 million square feet and have an aggregate estimated investment of $46.0 million upon completion. As of June 30, 2003, we and our partners had funded an aggregate of $133.3 million and needed to fund an estimated additional $70.0 million in order to complete current and planned projects.

      During the three months ended June 30, 2003, we disposed of two industrial buildings, aggregating approximately 0.2 million rentable square feet, for an aggregate price of $15.1 million. During the six months ended June 30, 2003, we disposed of 12 industrial buildings, aggregating approximately 1.8 million rentable square feet, for an aggregate price of $142.1 million. On February 19, 2003, we also contributed $94.0 million in operating properties, consisting of 24 industrial buildings aggregating approximately 2.4 million square feet, to our newly formed co-investment joint venture with Citigroup Global Investments Real Estate LP, LLC, Industrial Fund I, LLC, in which we retained an unconsolidated 15% ownership interest.

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

Growth Strategies

Growth Through Operations

      We seek to generate internal growth through rent increases on existing space and renewals on rollover space. We do this by seeking to maintain a high occupancy rate at our properties and by seeking to control expenses by capitalizing on the economies of owning, operating and growing a large global portfolio. As of June 30, 2003, our industrial properties and retail centers were 91.5% leased and 89.9% leased, respectively. During the three and six months ended June 30, 2003, average industrial base rental rates decreased by 3.1% and 4.3%, respectively, from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended June 30, 2003, cash-basis same-store net operating income decreased by 2.4% (2.8% including straight-line rents) on our industrial properties. During the six months ended June 30, 2003, cash-basis same-store net operating income increased by 0.7% (decreased by 0.5% including straight-line rents) on our industrial properties. Since our initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 11.4%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance.

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

Growth Through Development

      We believe that renovation and expansion of properties and development of well-located, high-quality industrial properties should continue to provide us with attractive opportunities for increased cash flow and a higher rate of return than we may obtain from the purchase of fully-leased, renovated properties. Value-added properties are typically characterized as properties with available space or near-term leasing exposure, undeveloped land acquired in connection with another property that provides an opportunity for development or properties that are well-located but require redevelopment or renovation. Value-added properties require significant management attention and capital investment to maximize their return. We believe that we have developed the in-house expertise to create value through acquiring and managing value-added properties and believe that our global market presence and expertise will enable us to continue to generate and capitalize on these opportunities. In addition to our in-house development staff, we have established strategic alliances with global and regional developers to enhance our development capabilities.

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

Growth Through Developments for Sale

      The operating partnership, through its taxable REIT subsidiaries, conducts a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects. As of June 30, 2003, we were developing three projects for sale to third parties.

Growth Through Global Expansion

      Over the next five years, we expect to have from 12% to 15% of our assets (based on consolidated annualized base rent) invested in international markets. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include Paris, Amsterdam, London, Frankfurt and Madrid. Our Asian target markets currently include Singapore, Hong Kong and Tokyo. During the three months ended June 30, 2003, we earned $1.3 million in rental revenues from our Guadalajara and Paris properties. During the six months ended June 30, 2003, we earned $2.4 million in rental revenues from our Guadalajara and Paris properties and recognized a net gain of $4.9 million from the sale of a property in Mexico City. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Business Risks” in this report.

      We believe that expansion into target international markets represents a natural extension of our well-established strategy to invest in industrial markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving the global supply chain. Our expansion strategy mirrors our domestic focus on in-fill locations, which are supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments will extend our offering of High Throughput Distribution facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from world air-cargo flows, a sector expected to grow significantly faster than world GDP growth. In addition, our investments target major consumer distribution markets and customers.

      We believe that our established customer relationships, our contacts in the air cargo and logistics industries, diligent underwriting of markets and investment considerations and our strategic alliance partnerships with knowledgeable, local-market property brokers, developers and managers will assist us in competing internationally.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to acquisitions, development activity and divestitures and the changes resulting from properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as 90% leased or 12 months after we receive a certificate of occupancy for the building). We refer to these properties as same store properties. For the comparison between the three and six months ended June 30, 2003 and 2002, same store industrial properties consisted of properties aggregating approximately 72.8 million square feet. The properties acquired during the six months ended June 30, 2003, consisted of 18 buildings, aggregating approximately 2.3 million square feet. The properties acquired during 2002 consisted of 43 buildings, aggregating approximately 5.4 million square feet. During the six months ended June 30, 2003, property divestitures and contributions consisted of 36 industrial buildings, aggregating approximately 4.2 million square feet. In 2002, property divestitures consisted of 58 industrial and two retail buildings, aggregating approximately 5.7 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

      Occupancy levels in our industrial portfolio and rents on lease renewals and rollovers were lower in the first half of 2003 as the general contraction in business activity nationwide reduced demand for industrial warehouse facilities. According to Torto Wheaton Research, the overall industrial market deteriorated rapidly from its peak levels at the end of 2000, when availability was 6.6%, through the second quarter of 2002, when availability reached 10.8%. Subsequently, national industrial warehouse availability has deteriorated at a more modest rate, declining an average of 18 basis points per quarter to reach 11.5% at June 30, 2003. As a result of the increase in availability, market rents for industrial properties in most markets decreased over 10%, with some markets experiencing decreases of over 25%. Over the same period, our portfolio vacancy increased from 3.6% at December 31, 2000 to 8.5% at June 30, 2003, consistent with market trends. While the level of rental rate reduction varied by market, we strove to maintain high occupancy by pricing lease renewals and new leases with sensitivity to local market conditions. In periods of decreasing rental rates, we strive to sign leases with shorter terms to prevent locking-in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we strive to limit overall leasing costs and capital expenditures by offering modest tenant improvement packages, consistent with the lease term. We generally followed this practice during the six months ended June 30, 2003. Occupancy in our operating industrial portfolio was 91.5% at June 30, 2003, 300 basis points greater than the overall industrial market. The impact of declining occupancy was further evidenced by decreases in rents as leases were renewed or rolled over to new customers at lower rates. Rents on industrial renewals and rollovers decreased 1.0% during 2002 and 4.3% for the six months ended June 30, 2003.

      During the last four quarters, our dispositions and contributions have totaled $429.5 million, including assets in markets that no longer fit our investment strategy and properties at valuations that we consider to be at premium levels. Although these sales and contributions have diluted our near-term results, we believe they position the company for superior long-term growth and higher return on invested capital with a portfolio increasingly aligned with our investment focus and private capital model. Further, proceeds from these sales, along with our balance sheet and private capital sources, create significant capacity for future deployment. While we will continue to sell assets on an opportunistic basis, we’ve substantially achieved our near-term strategic disposition goals. Therefore, in the coming quarters, we expect that our net investment activity will begin to reflect the acquisition and development opportunities that we are seeing in our targeted global distribution markets.

For the Three Months Ended June 30, 2003 and 2002 (dollars in millions)

Rental Revenues	2003	2002	$ Change	% Change

Industrial:
Same store	$127.2	$130.1	$(2.9)	(2.2)%
2002 acquisitions	14.0	1.9	12.1	—
2003 acquisitions	0.5	—	0.5	—
Developments	3.0	1.7	1.3	—
Retail	3.9	3.9	—	—
Discontinued operations	(2.5)	(1.3)	(1.2)	—
Straight-line rents	1.9	2.8	(0.9)	(32.1)%

Total	$148.0	$139.1	$8.9	6.4%

      The decrease in rental revenues in same store properties resulted primarily from lower average occupancies and increased bad debt expense, partially offset by an increase in lease termination fees of $1.9 million, fixed rent increases on existing leases and reimbursement of expenses. Industrial same store occupancy was 91.3% at June 30, 2003, and 94.7% at June 30, 2002. For the three months ended June 30, 2003, the same store rents decreased 3.1% on industrial renewals and rollovers (cash basis) on 3.6 million square feet leased. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. Discontinued operations includes revenues from properties held for divestiture reclassified to discontinued operations on the statements of operations netted with revenues from property divestitures not classified as discontinued operations. The decrease in straight-line rents was primarily due to write-offs associated with lease terminations.

Private Capital and Other Income	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.6	$1.6	$—	—
Private capital income	3.6	3.1	0.5	16.1%
Interest and other income	1.5	3.3	(1.8)	(54.5)%

Total	$6.7	$8.0	$(1.3)	(16.3)%

      The decrease in interest and other income was primarily due to the repayment of a $74.0 million mortgage note in July 2002. We carried the 9.5% mortgage note secured by a retail center that we sold in September 2000 in the principal amount of $74.0 million.

Property Operating Expenses and
Real Estate Taxes	2003	2002	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$21.0	$17.1	$3.9	22.8%
Real estate taxes	17.6	16.6	1.0	6.0%

Property operating expenses	$38.6	$33.7	$4.9	14.5%

Industrial:
Same store	$31.4	$31.9	$(0.5)	(1.5)%
2002 acquisitions	5.1	0.3	4.8	—
2003 acquisitions	0.1	—	0.1	—
Developments	1.4	0.5	0.9	—
Retail	1.5	1.6	(0.1)	(6.3)%
Discontinued operations	(0.9)	(0.6)	(0.3)	—

Total	$38.6	$33.7	$4.9	14.5%

      The $0.5 million decrease in same store properties’ operating expenses was primarily due to a decrease in insurance expense of $0.9 million, partially offset by increases in common area maintenance expenses of $0.2 million and real estate taxes of $0.3 million. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. Discontinued operations includes expenses from properties held for divestiture reclassified to discontinued operations on the statements of operations netted with expenses from property divestitures not classified as discontinued operations.

Other Expenses	2003	2002	$ Change	% Change

Interest, including amortization	$36.6	$36.5	$0.1	0.3%
Depreciation and amortization	38.1	30.0	8.1	27.0%
General and administrative	12.2	10.8	1.4	13.0%

Total	$86.9	$77.3	$9.6	12.4%

      The increase in depreciation and amortization expense was due to the impairment of investments in real estate and leasehold interests that continue to be held for long-term investment of $5.2 million and the increase in our net investment in real estate, partially offset by a reduction of $2.1 million for the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The increase in general and administrative expenses was due to increased stock-based compensation expense of $0.9 million and expenses to comply with new U.S. Securities and Exchange Commission rules and regulations.

For the Six Months Ended June 30, 2003 and 2002 (dollars in millions)

Rental Revenues	2003	2002	$ Change	% Change

Industrial:
Same store	$261.5	$257.7	$3.8	1.5%
2002 acquisitions	28.7	3.8	24.9	—
2003 acquisitions	0.6	—	0.6	—
Developments	5.7	3.0	2.7	—
Retail	7.8	9.3	(1.5)	(16.1)%
Discontinued operations	(3.4)	(1.3)	(2.1)	—
Straight-line rents	4.3	6.7	(2.4)	(35.8)%

Total	$305.2	$279.2	$26.0	9.3%

      The increase in rental revenues in same store properties resulted primarily from an increase in lease termination fees, fixed rent increases on existing leases and reimbursement of expenses, partially offset by lower average occupancies and increased bad debt expense. Industrial same store occupancy was 91.3% at June 30, 2003, and 94.7% at June 30, 2002. For the six months ended June 30, 2003, the same store rents decreased 4.6% on industrial renewals and rollovers (cash basis) on 8.6 million square feet leased. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. Discontinued operations includes revenues from properties held for divestiture reclassified to discontinued operations on the statements of operations netted with revenues from property divestitures not classified as discontinued operations. The decrease in straight-line rents was partially due to write-offs associated with lease terminations.

Private Capital and Other Income	2003	2002	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$2.9	$3.1	$(0.2)	(6.5)%
Private capital income	5.9	5.7	0.2	3.5%
Interest and other income	2.9	7.3	(4.4)	(60.3)%

Total	$11.7	$16.1	$(4.4)	(27.3)%

      The decrease in interest and other income was primarily due to the repayment of a $74.0 million mortgage note in July 2002. We carried the 9.5% mortgage note secured by a retail center that we sold in September 2000 in the principal amount of $74.0 million.

Property Operating Expenses and Real Estate Taxes	2003	2002	$ Change	% Change

(Exclusive of depreciation and amortization)
Rental expenses	$43.0	$34.2	$8.8	25.7%
Real estate taxes	35.8	33.4	2.4	7.2%

Property operating expenses	$78.8	$67.6	$11.2	16.6%

Industrial:
Same store	$64.2	$61.8	$2.4	4.0%
2002 acquisitions	9.9	0.5	9.4	—
2003 acquisitions	0.1	—	0.1	—
Developments	2.9	2.3	0.6	26.1%
Retail	2.8	3.5	(0.7)	(20.0)%
Discontinued operations	(1.1)	(0.5)	(0.6)	—

Total	$78.8	$67.6	$11.2	16.6%

      The $2.4 million increase in same store properties’ operating expenses was due to increases in common area maintenance expenses, including snow removal, of $2.0 million and real estate taxes of $0.9 million, offset by a decrease in insurance expenses of $0.5 million. The 2002 acquisitions consisted of 43 buildings, aggregating approximately 5.4 million square feet. Discontinued operations includes expenses from properties held for divestiture reclassified to discontinued operations on the statements of operations netted with expenses from property divestitures not classified as discontinued operations.

Other Expenses	2003	2002	$ Change	% Change

Interest, including amortization	$73.8	$71.2	$2.6	3.7%
Depreciation and amortization	72.9	57.7	15.2	26.3%
General and administrative	23.3	21.8	1.5	6.9%

Total	$170.0	$150.7	$19.3	12.8%

      The increase in depreciation and amortization expense was due to the impairment of investments in real estate and leasehold interests that continue to be held for long-term investment of $5.2 million and the increase in our net investment in real estate, partially offset by a reduction of $2.1 million for the recovery, through the settlement of a lawsuit, of capital expenditures paid in prior years. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense.

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

Capital Resources

      Property Divestitures. During the three months ended June 30, 2003, we divested ourselves of two industrial buildings for an aggregate price of $15.1 million, with a resulting net gain of $3.9 million. During the six months ended June 30, 2003, we divested ourselves of 12 industrial buildings for an aggregate price of $142.1 million, with a resulting net gain of $33.5 million. On February 19, 2003, we also contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to our newly formed unconsolidated joint venture, Industrial Fund I, LLC, with Citigroup Global Investments Real Estate LP, LLC, a Delaware limited liability company and recognized a gain of $7.4 million on the contribution.

      Properties Held for Divestiture. We have decided to divest ourselves of three retail centers and three industrial buildings, which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2003, the net carrying value of the properties held for divestiture was $73.0 million.

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

      Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of June 30, 2003, we owned approximately 31.0 million square feet of our properties through these five co-investment joint ventures and 5.6 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      Our co-investment joint ventures at June 30, 2003 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd.(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	BPMT and TNO	39%	$200,000

(1)	Planned capitalization is based on anticipated debt and both partners’ expected equity contributions.

(2)	Included 15 institutional investors as stockholders as of June 30, 2003.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors as stockholders and one third-party limited partner as of June 30, 2003.

(5)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

      Equity. We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of June 30, 2003: 4,600,000 shares of Series A preferred; 1,300,000 shares of Series B preferred; 1,595,337 shares of Series D preferred; 220,440 shares of Series E preferred; 267,439 shares of Series F preferred; 840,000 shares of Series H preferred; 510,000 shares of Series I preferred; 800,000 shares of Series J preferred; 800,000 shares of Series K preferred; and 2,300,000 shares of Series L preferred.

      On June 23, 2003, we issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by us on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. We contributed the net proceeds of $48.4 million to the operating partnership, and in exchange, the operating partnership issued to us 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The operating partnership used the proceeds, in addition to proceeds previously contributed to the operating partnership from other equity issuances, to redeem its 8.5% Series A Cumulative Redeemable Preferred Units from us on July 28, 2003. We, in turn, used those proceeds to redeem our 8.5% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, and we also paid all accumulated and unpaid dividends thereon, to the redemption date.

      In December 2001, our board of directors approved a new stock repurchase program for the repurchase of up to $100.0 million worth of our common and preferred stock. In December 2002, our board of directors increased the repurchase program to $200.0 million. The current stock repurchase program expires in December 2003 and, as of June 30, 2003, $110.0 million of repurchase capacity remained under the program. In January 2003, we repurchased 787,800 shares of our common stock for $20.6 million, including commissions. In July 2003, we repurchased 25,100 shares of our common stock for $0.7 million, including commissions.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of June 30, 2003, our share of total debt-to-total market capitalization ratio was 34.6%. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of June 30, 2003, the aggregate principal amount of our secured debt was $1.2 billion, excluding unamortized debt premiums of $8.2 million. Of the $1.2 billion of secured debt, $0.9 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.7% to 12.0% per annum (with a weighted average rate of 7.2%) and final maturity dates ranging from December 2003 to June 2023. All of the secured debt bears interest at fixed rates, except for seven loans with an aggregate principal amount of $68.4 million as of June 30, 2003, which bear interest at variable rates (with a weighted average interest rate of 3.3% as of June 30, 2003). Over time, we intend to repay the secured debt on our wholly-owned assets and may prepay if market conditions warrant.

      In June 1998, we issued $400.0 million of unsecured senior debt securities. Interest on the unsecured senior debt securities is payable semi-annually. The 2015 notes are putable and callable in September 2005. In August 2000, we commenced a medium-term note program and subsequently issued $400.0 million of medium-term notes with an average interest rate of 7.3%. In May 2002, the operating partnership commenced a new medium-term note program for the issuance of up to $400.0 million in principal amount of medium-term notes, which will be guaranteed by us. As of June 30, 2003, the operating partnership had issued no medium-term notes under this program.

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

      Credit Facilities. In December 2002, the operating partnership renewed its $500.0 million unsecured revolving line of credit. We guarantee the operating partnership’s obligations under the credit facility. The credit facility matures in December 2005, has a one-year extension option and currently is subject to a 20 basis point annual facility fee. Borrowings under our credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japan LIBOR fixing plus 60 basis points. Both the facility fee and the interest rate are based on our credit rating, which is currently investment grade. However, if our credit rating falls below investment grade, then our facility fee and interest rate may increase. The credit facility includes a multi-currency component, which was amended effective July 10, 2003 to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the operating partnership has an investment grade credit rating). The operating partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use our unsecured credit facility principally for acquisitions and for general working capital requirements. Monthly debt service payments on our credit facility are interest only. The total amount available under our credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of June 30, 2003, the outstanding balance on our unsecured credit facility was $19.4 million and the remaining amount available was $454.6 million, net of outstanding letters of credit (excluding the $200.0 million of potential additional capacity). The outstanding balance was denominated in Euros and Yen and converted to U.S. dollars at June 30, 2003.

      In July 2001, AMB Institutional Alliance Fund II, L.P. obtained a $150.0 million credit facility secured by the unfunded capital commitments of the investors in AMB Institutional Alliance REIT II, Inc. and AMB Institutional Alliance Fund II, L.P. We repaid the credit facility in April 2003 with capital contributions and secured debt financing proceeds.

      Mortgage Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of June 30, 2003, the outstanding balance on the note was $13.1 million.

      The tables below summarize our debt maturities and capitalization as of June 30, 2003 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total Debt

2003	$21,021	$9,367	$—	$280	$—	$30,668
2004	62,516	68,501	—	601	—	131,618
2005	44,427	59,514	250,000	647	19,420	374,008
2006	82,693	66,040	25,000	698	—	174,431
2007	14,495	43,325	75,000	752	—	133,572
2008	31,665	154,879	175,000	810	—	362,354
2009	4,147	77,032	—	873	—	82,052
2010	50,948	105,766	75,000	941	—	232,655
2011	409	179,525	75,000	1,014	—	255,948
2012	407	107,524	—	1,093	—	109,024
Thereafter	480	22,264	125,000	2,200	—	149,944

Subtotal	313,208	893,737	800,000	9,909	19,420	2,036,274
Unamortized premiums	7,710	480	—	—	—	8,190

Total consolidated debt	320,918	894,217	800,000	9,909	19,420	2,044,464
Our share of unconsolidated joint venture debt(1)	—	48,531	—	—	—	48,531

Total debt	320,918	942,748	800,000	9,909	19,420	2,092,995
Joint venture partners’ share of consolidated joint venture debt	—	(558,176)	—	—	—	(558,176)

Our share of total debt	$320,918	$384,572	$800,000	$9,909	$19,420	$1,534,819

Weighed average interest rate	8.1%	6.9%	7.2%	7.5%	3.1%	7.2%
Weighed average maturity (in years)	3.7	6.6	6.0	11.3	2.4	5.9

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.9% and 6.1 years, respectively.

Market Equity

	Shares/Units
Security	Outstanding	Market Price	Market Value

Common stock	81,673,676	$28.17	$2,300,747
Common limited partnership units	4,834,863	28.17	136,198

Total	86,508,539		$2,436,945

Preferred Stock and Units

	Dividend	Liquidation	Redemption
Security	Rate	Preference	Provisions

Series A preferred stock	8.50%	$99,895	July 2003
Series B preferred units	8.63%	65,000	November 2003
Series D preferred units	7.75%	79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	13,372	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred stock	6.50%	50,000	June 2008

Weighted average/total	7.99%	$466,556

Capitalization Ratios

Total debt-to-total market capitalization	41.9%
Our share of total debt-to-total market capitalization	34.6%
Total debt plus preferred-to-total market capitalization	51.2%
Our share of total debt plus preferred-to-total market capitalization	45.1%
Our share of total debt-to-total book capitalization	43.0%

Liquidity

      As of June 30, 2003, we had $91.2 million in cash, restricted cash and cash equivalents, and $454.6 million of additional available borrowings under our credit facility. To fund acquisitions, development activities and capital expenditures, and to provide for general working capital requirements, we intend to use:

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

      Our board of directors declared a regular cash dividend for the quarter ended June 30, 2003, of $0.415 per share of common stock and the operating partnership declared a regular cash distribution for the quarter ended June 30, 2003, of $0.415 per common unit. The dividends and distributions were payable on July 15, 2003, to stockholders and unitholders of record on July 3, 2003. The Series A, B, E, F, J, K and L preferred stock and unit dividends and distributions were payable on July 15, 2003, to stockholders and unitholders of record on July 3, 2003. The Series D, H and I preferred unit distributions were payable on June 25, 2003. The following table sets forth the dividends and distributions paid or payable per share or unit for the three and six months ended June 30, 2003 and 2002:

		For the
		Three Months		For the Six Months
		Ended June 30,		Ended June 30,

Paying Entity	Security	2003	2002	2003	2002

AMB Property Corporation	Common stock	$0.415	$0.410	$0.830	$0.820
AMB Property Corporation	Series A preferred stock	$0.531	$0.531	$1.063	$1.063
AMB Property Corporation	Series L preferred stock	$0.036	—	$0.036	—
Operating Partnership	Common limited partnership units	$0.415	$0.410	$0.830	$0.820
Operating Partnership	Series A preferred units	$0.531	$0.531	$1.063	$1.063
Operating Partnership	Series B preferred units	$1.078	$1.078	$2.156	$2.156
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$0.994
Operating Partnership	Series L preferred units	$0.036	—	$0.036	—
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series G preferred units	—	$0.994	—	$1.988
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016	$2.031	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000

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

      On July 14, 2003, AMB Property II, L.P. repurchased 66,300 of its series F preferred units for $3.3 million, including accrued and unpaid dividends. On July 28, 2003, the operating partnership redeemed all 3,995,800 of its series A preferred units and we redeemed all 3,995,800 shares of our outstanding 8.5% series A preferred stock for $100.2 million, including accrued and unpaid dividends.

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, as of June 30, 2003, we are developing 16 projects representing a total estimated investment of $157.3 million upon completion and three development projects available for sale representing a total estimated investment of $46.0 million upon completion. Of this total, $133.3 million had been funded as of June 30, 2003, and an estimated $70.0 million is required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, net proceeds from property divestitures, and private capital from co-investment partners, which could have an adverse effect on our cash flow.

      Acquisitions. During the three months ended June 30, 2003, we invested $120.1 million in 16 operating industrial buildings, aggregating approximately 2.1 million rentable square feet. During the six months ended June 30, 2003, we invested $131.0 million in 18 operating industrial buildings, aggregating approximately 2.3 million rentable square feet. We generally fund our acquisitions and development and renovation projects through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures.

      Co-investment Joint Ventures. Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income, which enhances our returns to our stockholders. As of June 30, 2003, we may make additional capital contributions to current and planned co-investment joint ventures of up to $31.3 million. We expect to fund these contributions with cash from operations, borrowings under our credit facility, debt or equity issuances or net proceeds from property divestitures, which could have an adverse effect on our cash flow.

      Captive Insurance Company. We have responded to increasing costs and decreasing coverage availability in the insurance markets by obtaining higher-deductible property insurance from third-party insurers and by forming a wholly-owned captive insurance company, Arcata National Insurance Ltd., in December 2001. Arcata National Insurance Ltd. provides insurance coverage for all or a portion of losses below the increased deductible under our third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

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

Supplemental Earning Measures

      We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), a key measure of our operating performance that is not specifically defined by U.S. GAAP. We believe FFO is an appropriate supplemental earnings measure because it is a widely recognized measure of the performance of real estate investment trusts and provides a relevant basis for comparison among real estate investment trusts. While FFO is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by U.S. GAAP and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, FFO as disclosed by other real estate investment trusts may not necessarily be comparable.

      FFO is net income less gains from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. In accordance with the NAREIT White Paper on FFO, we include the effects of straight-line rents in FFO. Further, we do not adjust FFO to eliminate the effects of non-recurring charges.

      The following table reflects the calculation of FFO for the three and six months ended June 30, (dollars in thousands) reconciled to net income, a comparable U.S. GAAP financial measure:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002(1)	2003	2002(1)

Net income	$18,126	$28,850	$77,504	$59,153
Gains from dispositions of real estate	(3,867)	(2,768)	(40,940)	(2,480)
Real estate related depreciation and amortization:
Total depreciation and amortization	38,094	29,967	72,893	57,678
Discontinued operations’ depreciation	240	2,005	614	3,969
Furniture, fixtures and equipment depreciation	(189)	(174)	(378)	(347)
Ground lease amortization(2)	—	(345)	—	(690)
Adjustments to derive FFO from consolidated joint ventures:
Minority interests	9,834	8,869	21,017	18,635
FFO attributable to minority interests	(15,519)	(11,274)	(30,502)	(24,118)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,622)	(1,638)	(2,857)	(3,121)
Our share of FFO	2,645	2,700	5,275	4,673
Preferred stock dividends	(2,195)	(2,125)	(4,318)	(4,250)

Funds from operations	$45,547	$54,067	$98,308	$109,102

FFO per common share and unit (diluted)	$0.52	$0.60	$1.13	$1.21

Weighted average common shares and units (diluted)	87,302,896	90,462,332	87,364,056	90,055,320

(1)	FFO for the quarter and six months ended June 30, 2002, was adjusted for the retroactive adoption of SFAS No. 145 for the treatment of extraordinary items, resulting in a reduction of $0.1 million and $0.3 million, respectively, from previously reported FFO.

(2)	In the three and six months ended June 30, 2003, and effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the six months ended June 30, 2003, includes an adjustment of $0.9 million to reflect the change. Had we not made the change, reported FFO per share for the quarter and six months ended June 30, 2003, would have been $0.51 and $1.11, respectively. Had we made the change effective January 1, 2002, reported FFO per share for the quarter and six months ended June 30, 2002, would have been $0.60 and $1.22, respectively.

      We believe that earnings before interest, tax, depreciation and amortization, or EBITDA, is also an appropriate supplemental earnings measure that is widely used by investors and analysts. We consider EBITDA to be an appropriate supplemental measure of our performance because it permits fixed income investors to view income from operations on an unleveraged basis before the effects of non-cash depreciation expense. While EBITDA is a relevant and widely used measure of operating performance, it does not represent cash flow from operations or net income as defined by U.S. GAAP and it should not be considered as an alternative to those indicators in evaluating liquidity or operating performance. Further, EBITDA as disclosed by other companies may not be comparable.

      EBITDA is net income less discontinued operations and gains from dispositions of real estate, plus minority interests’ share of income, interest, depreciation, stock-based compensation amortization and adjustments to derive our pro rata share of EBITDA from unconsolidated joint ventures.

      The following table reflects the calculation of EBITDA for the three and six months ended June 30, (dollars in thousands) reconciled to net income, a U.S. GAAP financial measure:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$18,126	$28,850	$77,504	$59,153
Total discontinued operations	(5,177)	(5,030)	(36,617)	(10,554)
Gains from dispositions or real estate, net of minority interests	—	(2,768)	(7,429)	(2,480)
Total minority interests’ share of income	16,222	15,270	33,700	30,889
Interest, including amortization	36,645	36,484	73,750	71,177
Depreciation and amortization	38,094	29,967	72,893	57,678
Stock-based compensation amortization	2,038	1,103	3,979	1,962
Discontinued operations’ EBITDA	1,618	8,192	3,990	17,258
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of net income	(1,622)	(1,638)	(2,857)	(3,121)
Our share of FFO	2,645	2,700	5,275	4,673
Our share of interest expense	697	638	1,274	1,163

EBITDA	$109,286	$113,768	$225,462	$227,798

      The following table reflects supplemental cash flow information and recurring capital expenditures for the three and six months ended June 30, (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Straight-line rents	$1,873	$2,786	$4,253	$6,747
Our share of unconsolidated joint venture partners’ net operating income	$3,145	$3,063	$6,213	$5,707
Joint venture partners’ share of cash basis net operating income	$25,267	$19,657	$49,459	$39,392
Discontinued operations’ net operating income, held for sale	$1,599	$1,878	$3,302	$3,998
Discontinued operations’ net operating income, sold	$19	$6,314	$688	$13,260
Stock-based compensation amortization	$2,038	$1,103	$3,979	$1,962
Capitalized interest	$1,994	$1,633	$3,591	$3,424
Ground lease amortization	$925	$345	$1,908	$690
Recurring capital expenditures:
Tenant improvements	$6,179	$7,017	$9,196	$10,936
Lease commissions and other lease costs	5,515	5,404	10,705	10,367
Building improvements	4,190	3,586	6,863	5,927

Subtotal	15,884	16,007	26,764	27,230
Joint venture partners’ share of capital expenditures	(4,388)	(2,966)	(8,255)	(5,808)

Our share of recurring capital expenditures	$11,496	$13,041	$18,509	$21,422

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and six months ended June 30, 2003 (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Square feet owned(1)(2)	82,527,773	82,527,773
Occupancy percentage(1)	91.5%	91.5%
Weighted average lease terms:
Original	6.0 years	6.0 years
Remaining	3.2 years	3.2 years
Tenant retention	54.0%	64.0%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(3.1)%	(4.3)%
Same space square footage commencing (millions)	3.8	9.0
Second Generation Leasing Activity:
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.05	$1.17
Re-tenanted	2.41	2.03

Weighted average	$1.88	$1.56

Square footage commencing (millions)	5.1	11.3

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 1,007,256, occupancy of 89.9%, and annualized base rent of $12.3 million.

(2)	In addition to owned square feet as of June 30, 2003, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 1.7 million additional square feet of industrial, retail, and other properties.

We also have investments in approximately 7.9 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six months ended June 30, 2003:

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Square feet in same store pool(1)	72,785,038	72,785,038
% of total industrial square feet	88.2%	88.2%
Occupancy percentage at period end
June 30, 2003	91.3%	91.3%
June 30, 2002	94.7%	94.7%
Tenant retention	53.9%	64.3%
Rent decreases on renewals and rollovers	(3.1)%	(4.6)%
Square feet leased (millions)	3.6	8.6
Growth % increase (excluding straight-line rents):
Revenues	(2.2)%	1.5%
Expenses	(1.5)%	4.0%
Net operating income	(2.4)%	0.7%
Growth % increase (including straight-line rents):
Revenues	(2.5)%	0.5%
Expenses	(1.5)%	4.0%
Net operating income	(2.8)%	(0.6)%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2003, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rated debt outstanding before unamortized debt premiums of $8.2 million as of June 30, 2003 (dollars in thousands):

	Expected Maturity Date

	Remainder
	of
	2003	2004	2005	2006	2007	Thereafter	Total Debt

Fixed rate debt(1)	$29,666	$97,698	$351,128	$165,649	$126,727	$1,177,609	$1,948,477
Average interest rate	7.3%	8.0%	7.3%	7.4%	7.4%	7.3%	7.4%
Variable rate debt(2)	$1,002	$33,920	$22,880	$8,782	$6,845	$14,368	$87,797
Average interest rate	3.4%	3.1%	3.5%	2.9%	2.9%	4.1%	3.4%

(1)	Represents 95.7% of all outstanding debt.

(2)	Represents 4.3% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 30 basis points), then the increase in interest expense on the variable rate debt would be $0.3 million annually. As of June 30, 2003, the estimated fair value of our fixed rate debt was $2,189.3 million based on our estimate of current market interest rates.

      As of December 31, 2002 and 2001, variable rate debt comprised 9.3% and 8.8%, respectively, of all outstanding debt. Variable rate debt was $206.1 million and $187.9 million, respectively, as of December 31, 2002 and 2001. The decrease is due to a lower outstanding balance on our credit facility and the repayment of AMB Institutional Alliance Fund II, L.P.’s credit facility. This reduction in our outstanding variable rate debt reduces our risk associated with unfavorable interest rate fluctuations.

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

      As of June 30, 2003, the end of the quarter covered by this report, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer, president and chief financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

      As of June 30, 2003, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Stockholders on May 22, 2003, at which our stockholders voted to elect nine directors, who are listed below, to our Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	For	Withheld

Hamid R. Moghadam	64,345,414	341,026
W. Blake Baird	64,500,617	185,822
T. Robert Burke	38,825,325	25,861,114
David A. Cole	64,501,802	184,638
J. Michael Losh	63,695,255	991,185
Frederick W. Reid	64,495,593	190,847
Jeffrey L. Skelton, Ph.D.	64,240,996	445,444
Thomas W. Tusher	63,958,360	728,080
Caryl B. Welborn, Esq.	63,697,412	989,028

Item 5.	Other Information

BUSINESS RISKS

      Our operations involve various risks that could have adverse consequences to us. These risks include, among others:

General Real Estate Risks

Our performance and value are subject to general economic conditions and risks associated with our real estate assets.

      The yields available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay dividends to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circum-

stances reduce the income from the property. Income from, and the value of, our properties may be adversely affected by:

•	changes in the general economic climate;

•	local conditions, such as oversupply of or a reduction in demand for industrial space;

•	the attractiveness of our properties to potential customers;

•	competition from other properties;

•	our ability to provide adequate maintenance and insurance;

•	increased operating costs;

•	increased cost of compliance with regulations; and

•	the potential for liability under applicable laws (including changes in tax laws).

      In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or public perception that any of these events may occur, would result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future attacks impact our customers, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

      Our properties are concentrated predominantly in the industrial real estate sector. As a result of this concentration, we would feel the impact of an economic downturn in this sector more acutely than if our portfolio included other property types.

We may be unable to renew leases or relet space as leases expire.

      As of June 30, 2003, leases on a total of 6.5% of our industrial properties (based on annualized base rent) will expire on or prior to December 31, 2003. We derive most of our income from rent received from our tenants. Accordingly, our financial condition, results of operations, cash flow and our ability to pay dividends on, and the market price of, our stock could be adversely affected if we are unable to promptly relet or renew these expiring leases, if the rental rates upon renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate. If a tenant experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, our ability to rent space and the rents that we can charge are impacted, not only by customer demand, but by the number of other properties we have to compete with to appeal to tenants.

Real estate investments are relatively illiquid, making it difficult for us to respond promptly to changing conditions.

      Real estate assets are not as liquid as other types of assets. Further, as a real estate investment trust, the Internal Revenue Code regulates the number of properties that we can dispose of in a year, their tax bases and the cost of improvements that we make to the properties. These limitations may affect our ability to sell properties. This lack of liquidity and the Internal Revenue Code restrictions may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect our financial condition, results of operations, cash flow and our ability to pay dividends on, and the market price of, our stock.

We may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as we expect.

      We acquire and intend to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including both publicly-traded real estate investment trusts and private institutional investment funds. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our unsecured credit facility, proceeds from equity or debt offerings by us or the operating partnership or its subsidiaries and proceeds from property divestitures, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We may be unable to complete renovation and development projects on advantageous terms.

      As part of our business, we develop new and renovate existing properties. The real estate development and renovation business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock, which include:

•	we may not be able to obtain financing for development projects on favorable terms and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties and generating cash flow;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	substantial renovation and new development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations; and

•	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we have financed through construction loans.

Our performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.

      As of June 30, 2003, our industrial properties located in California represented 29.1% of the aggregate square footage of our industrial operating properties and 32.9% of our industrial annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics, and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. In addition, certain of our properties are subject to possible loss from seismic activity.

We may experience losses that our insurance does not cover.

      We carry commercial liability, property and rental loss insurance covering all the properties that we own and manage in types and amounts that we believe are adequate and appropriate given the relative risks applicable to the property, the cost of coverage and industry practice. Certain losses, such as those due to terrorism, windstorms, floods or seismic activity, may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although we have obtained coverage for certain acts of terrorism, with policy specifications and insured limits that we consider commercially reasonable given the cost and availability of such coverage, we cannot be certain that we will be able to renew coverage on comparable terms or collect under such policies. In addition, there are other types of losses, such as those from riots, bio-terrorism, or acts of war, that are not generally insured in our industry because it is not economically feasible to do so. We may incur material losses in excess of insurance proceeds and we may not be able to continue to obtain insurance at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds our insured limits with respect to one or more of our properties, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, we generally will be liable for all of the operating partnership’s unsatisfied recourse obligations, including any obligations incurred by the operating partnership as the general partner of co-investment joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

      A number of our properties are located in areas that are known to be subject to earthquake activity, including California where, as of June 30, 2003, we had 292 industrial buildings, aggregating approximately 24.0 million square feet and representing 29.1% of our industrial operating properties based on aggregate square footage and 32.9% based on industrial annualized base rent. We carry replacement-cost earthquake insurance on all of our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that we believe are commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

We are subject to risks and liabilities in connection with properties owned through joint ventures, limited liability companies and partnerships.

      As of June 30, 2003, we owned approximately 44.9 million square feet of our properties through several joint ventures, limited liability companies or partnerships with third parties. Our organizational documents do not limit the amount of available funds that we may invest in partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

•	if our partners, co-members or joint venturers go bankrupt, then we and any other remaining general partners, members, or joint venturers would generally remain liable for the partnership’s, limited liability company’s, or joint venture’s liabilities;

•	our partners, co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•	our partners, co-members or joint venturers may have the power to act contrary to our instructions, requests, policies, or objectives, including our current policy with respect to maintaining our qualification as a real estate investment trust; and

•	the joint venture, limited liability and partnership agreements often restrict the transfer of a joint venturer’s, member’s or partner’s interest or “buy-sell” or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms.

      We generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives, however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

We may be unable to complete divestitures on advantageous terms or contribute properties.

      We intend to continue to divest ourselves of retail centers and industrial properties that do not meet our strategic objectives, provided that we can negotiate acceptable terms and conditions. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. If we are unable to dispose of properties on favorable terms or redeploy the proceeds of property divestitures in accordance with our investment strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock could be adversely affected.

      We also anticipate contributing or selling properties to funds and joint ventures. If we do not have sufficient properties available that meet the investment criteria of current or future property funds, or if the funds have reduced or no access to capital on favorable terms, then such contributions or sales could be delayed or prevented, adversely affecting our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Contingent or unknown liabilities could adversely affect our financial condition.

      At the time of our formation we acquired assets from our predecessor entities subject to all of their potential existing liabilities, without recourse. In addition, we have and may in the future acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to the formation transactions or the former owners of the properties;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by our predecessors or the former owners of the properties.

Risks Associated With Our International Business

Our international growth is subject to special risks and we may not be able to effectively manage our international growth.

      We have acquired and developed, and expect to continue to acquire and develop, properties in foreign countries. Because local markets affect our operations, our international investments are subject to economic fluctuations in the foreign locations in which we invest. In addition, our international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws governing the taxation of our foreign revenues, restrictions on the transfer of funds, and, in certain parts of the world, property rights uncertainty and political instability. We cannot predict the likelihood that any of these developments may occur. Further, we have entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in, the courts of another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise. And even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis.

      Further, our business has grown rapidly and continues to grow through international property acquisitions and developments. If we fail to effectively manage our international growth, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock could be adversely affected.

Acquired properties may be located in new markets, where we may face risks associated with investing in an unfamiliar market.

      We have acquired and may continue to acquire properties in international markets that are new to us. When we acquire properties located in these markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced partners, however there can be no guarantee that all such risks will be eliminated.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and the currencies of the foreign countries in which we invest.

      We are pursuing, and intend to continue to pursue, growth opportunities in international markets. As we invest in countries where the U.S. dollar is not the national currency, we are subject to foreign currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of the foreign countries in which we invest. A significant depreciation in the value of the currency of one or more foreign countries where we have a significant investment may materially affect our results of operations. We attempt to mitigate any such effects by borrowing under our multi-currency credit facility in the foreign currency of the country we are investing in and by putting in place foreign currency put option contracts. For leases denominated in foreign currencies, we may use derivative financial instruments to manage the foreign exchange risk. We cannot, however, assure you that our efforts will successfully neutralize all foreign currency risks.

Debt Financing Risks

We could incur more debt, increasing our debt service.

      It is our policy to incur debt, either directly or through our subsidiaries, only if it will not cause our share of debt-to-total market capitalization ratio to exceed approximately 45%. The aggregate amount of indebtedness that we may incur under our policy increases directly with an increase in the market price per share of our capital stock. Further, our management could alter or eliminate this policy without stockholder approval. If we change this policy, then we could become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to our stockholders.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.

      As of June 30, 2003, we had total debt outstanding of $2.0 billion. In addition, we guarantee the operating partnership’s obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to pay dividends to our stockholders and to repay all such maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

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

      In order to qualify as a real estate investment trust, we are required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and are taxed on our income to the extent it is not fully distributed. Consequently, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and must rely on third-party sources of capital. Our ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including, general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our capital stock.

Covenants in our debt agreements could adversely affect our financial condition.

      The terms of our credit agreements and other indebtedness require that we comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in our operations, and our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Further, as of June 30, 2003, we had 26 non-recourse secured loans that are cross-collateralized by 60 properties, totaling $678.9 million (not including unamortized debt premium). If we default on any of these loans, we may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on our properties, or our inability to refinance our loans on favorable terms, could adversely impact our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock. In addition, our credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Conflicts of Interest Risks

Some of our directors and executive officers are involved in other real estate activities and investments.

      Some of our executive officers and directors own interests in real estate-related businesses and investments that they acquired prior to our initial public offering in 1997. These interests include minority ownership interests in Institutional Housing Partners, L.P., a residential housing finance company (Messrs. Burke and Moghadam) and Aspire Development, Inc. and Aspire Development, L.P., developers of properties not within our investment criteria (Messrs. Belmonte, Burke and Moghadam). Our executive officers’ continued involvement in other real estate-related activities could divert their attention from our day-to-day operations. Our executive officers have entered into non-competition agreements with us pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through the existing investments referred to in this report. State law may limit our ability to enforce these agreements.

Certain of our executive officers and directors may have conflicts of interest with us in connection with other properties that they own or control.

      As of June 30, 2003, Aspire Development, L.P. owned interests in three retail development projects in the U.S., which are individually less than 15,000 feet. In addition, Messrs. Moghadam and Burke, each a founder and director, own less than 1% interests in two partnerships that own office buildings in various markets; these interests have negligible value. Luis A. Belmonte, an executive officer, owns less than a 10% interest, representing an estimated value of $150,000, in a limited partnership, which owns an office building located in Oakland, California.

      In addition, several of our executive officers individually own:

•	less than 1% interests in the stocks of certain publicly-traded real estate investment trusts; and

•	certain other de minimus holdings in equity securities of real estate companies.

      Thomas W. Tusher, a member of our board of directors and chair of the board’s compensation committee, is a limited partner in a venture in which Messrs. Moghadam and Burke are two of three members in the controlling general partner. The venture owns an office building. Mr. Tusher owns a 20% interest in the venture and Messrs. Moghadam and Burke each have a 26.7% interest in the venture. These interests in the venture have negligible value. The venture was formed in 1985, prior to the time of our initial public offering. The property and asset management of the office building has recently been transferred from us to a third party. We are still involved in certain transitional matters relating to the property, including certain matters relating to the financing thereof.

      We believe that the properties and activities set forth above generally do not directly compete with any of our properties. However, it is possible that a property in which an executive officer or director, or an affiliate of an executive officer or director, has an interest may compete with us in the future if we were to invest in a property similar in type and in close proximity to that property. In addition, our executive officers’ and directors’ continued involvement in these properties could divert management’s attention from our day-to-day operations. We will not acquire any properties from our executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of our board of directors with respect to that transaction.

Our role as general partner of the operating partnership may conflict with the interests of our stockholders.

      As the general partner of the operating partnership, we have fiduciary obligations to the operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. In addition, those persons holding limited partnership units will have the right to vote as a class on certain amendments to the operating partnership’s partnership agreement and individually to approve certain amendments that would adversely affect their rights. The limited partners may exercise these voting rights in a manner that conflicts with the interests of our stockholders. In addition, under the terms of the operating partnership’s partnership agreement, holders of limited partnership units will have certain approval rights with respect to certain transactions that affect all stockholders but which they may not exercise in a manner that reflects the interests of all stockholders.

Risks Associated with Government Regulations

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

      Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flow and the amounts available for dividends to our stockholders may be adversely affected. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life-safety requirements. We could incur fines or private damage awards if we fail to comply with these requirements. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

The costs of compliance with environmental laws and regulations could exceed our budgets for these items.

      Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances or petroleum products at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. These laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage, or other costs, including investigation and clean-up costs, resulting from the environmental contamination.

      Environmental laws also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

      In addition, some of our properties are leased or have been leased, in part, to owners and operators of businesses that use, store, or otherwise handle petroleum products or other hazardous or toxic substances, creating a potential for the release of such hazardous or toxic substances. Further, certain of our properties are on, adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances, or upon which others have engaged, are engaged or may engage in activities that may release such hazardous or toxic substances. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the acquisition cost and obtain appropriate environmental insurance for the property. Further, in connection with certain divested properties, we have agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

      At the time of acquisition, we subject all of our properties to a Phase I or similar environmental assessments by independent environmental consultants and we may have additional Phase II testing performed upon consultant’s recommendation. These environmental assessments have not revealed, and we are not aware of, any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole. Nonetheless, it is possible that the assessments did not reveal all environmental liabilities and that there are material environmental liabilities unknown to us, or that known environmental conditions may give rise to liabilities that are greater than we anticipated. Further, our properties’ current environmental condition may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks), or by unrelated third parties. If the costs of compliance with existing or future environmental laws and regulations exceed our budgets for these items, then our financial condition, results of operations, cash flow, and ability to pay dividends on, and the market price of, our stock could be adversely affected.

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

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

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

Risks Associated With Our Dependence on Key Personnel

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

Risks Associated with Ownership of Our Stock

Limitations in our charter and bylaws could prevent a change in control.

      Certain provisions of our charter and bylaws may delay, defer, or prevent a change in control or other transaction that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain our qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, our common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year (or a proportionate part of a short tax year). In addition, if we, or an owner of 10% or more of our stock, actually or constructively owns 10% or more of one of our customers (or a tenant of any partnership in which we are a partner), then the rent received by us (either directly or through any such partnership) from that tenant will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To help us maintain our qualification as a real estate investment trust for federal income tax purposes, we prohibit the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of our common stock or of the issued and outstanding shares of our Series L preferred stock, and we also prohibit the ownership, actually or constructively, of any shares of our other preferred stock by any single person so that no such person, taking into account all of our stock so owned by such person, may own in excess of 9.8% of our issued and outstanding capital stock. We refer to this limitation as the “ownership limit”. Shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. Any person who acquires shares in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring, or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction.

      Our charter authorizes us to issue additional shares of common and preferred stock and to establish the preferences, rights and other terms of any series or class of preferred stock that we issue. Although our board of directors has no intention to do so at the present time, it could establish a series or class of preferred stock that could have the effect of delaying, deferring, or preventing a transaction, including a change in control, that might involve a premium price for the common stock or otherwise be in the best interests of our stockholders.

      Our charter and bylaws and Maryland law also contain other provisions that may impede various actions by stockholders without approval of our board of directors, which in turn may delay, defer, or prevent a transaction, including a change in control. Those provisions in our charter and bylaws include:

•	directors may be removed only for cause and only upon a two-thirds vote of stockholders;

•	our board can fix the number of directors within set limits (which limits are subject to change by our board), and fill vacant directorships upon the vote of a majority of the remaining directors, even though less than a quorum, or in the case of a vacancy resulting from an increase in the size of the board, a majority of the entire board;

•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and

•	the request of the holders of 50% or more of our common stock is necessary for stockholders to call a special meeting.

Those provisions provided for under Maryland law include:

•	a two-thirds vote of stockholders is required to amend our charter; and

•	stockholders may only act by written consent with the unanimous approval of all stockholders entitled to vote on the matter in question.

In addition, our board could elect to adopt, without stockholder approval, certain other provisions under Maryland law that may impede a change in control.

Various market conditions affect the price of our stock.

      As with other publicly-traded equity securities, the market price of our stock will depend upon various market conditions that are not within our control and may change from time to time, including:

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

      As a real estate investment trust the market value of our equity securities, in general, is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Our equity securities’ market value is based secondarily upon the market value of our underlying real estate assets. For this reason, shares of our stock may trade at prices that are higher or lower than our net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our stock. Our failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our stock. Further, the distribution yield on the stock (as a percentage of the price of the stock) relative to market interest rates may also influence the price of our stock. An increase in market interest rates might lead prospective purchasers of our stock to expect a higher distribution yield, which would adversely affect our stock’s market price. Additionally, if the market price of our stock declines significantly, then we might breach certain covenants with respect to our debt obligations, which could adversely affect our liquidity and ability to make future acquisitions and our ability to pay dividends to our stockholders.

If we issue additional securities, then the investment of existing stockholders will be diluted.

      We have authority to issue shares of common stock or other equity or debt securities, and to cause the operating partnership to issue limited partnership units, in exchange for property or otherwise. Existing stockholders have no preemptive right to acquire any additional securities issued by the operating partnership or us and any issuance of additional equity securities could result in dilution of an existing stockholder’s investment.

We could change our investment and financing policies without a vote of stockholders.

      Subject to our current investment policy to maintain our qualification as a real estate investment trust (unless a change is approved by our board of directors under certain circumstances), our board of directors determines our investment and financing policies, our growth strategy and our debt, capitalization, distribution and operating policies. Although our board of directors does not presently intend to revise or amend these strategies and policies, they may do so at any time without a vote of stockholders. Any such changes may not serve the interests of all stockholders and could adversely affect our financial condition or results of operations, including our ability to pay dividends to our stockholders.

Shares available for future sale could adversely affect the market price of our common stock.

      The operating partnership had 4,834,863 common limited partnership units issued and outstanding as of June 30, 2003, which may be exchanged generally one year after their issuance on a one-for-one basis into shares of our common stock. In the future, the operating partnership may issue additional limited partnership units, and we may issue shares of common stock, in connection with the acquisition of properties or in private placements. These shares of common stock and the shares of common stock issuable upon exchange of limited partnership units may be sold in the public securities markets over time, pursuant to registration rights that we have granted, or may grant in connection with future issuances, or pursuant to Rule 144. In addition, common stock issued under our stock option and incentive plans may also be sold in the market pursuant to registration statements that we have filed or pursuant to Rule 144. As of June 30, 2003, under our stock option and incentive plans, we had reserved 16,904,210 shares of common stock for issuance (not including shares that we have already issued), had granted options to purchase 10,421,375 shares of common stock (excluding forfeitures and 1,081,211 shares that we have issued upon the exercise of options) and had granted 964,579 restricted shares of common stock (excluding 51,852 shares that have been forfeited). Future sales of a substantial number of shares of our common stock in the market or the perception that such sales might occur could adversely affect the market price of our common stock. Further, the existence of the operating partnership’s limited partnership units and the shares of our common stock reserved for issuance upon exchange of limited partnership units and the exercise of options, and registration rights referred to above, may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

3.1	Articles Supplementary establishing and fixing the rights and preferences of the 6.5% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 20, 2003).
3.2	Form of certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Form 8-K filed on June 20, 2003).
10.1	Eighth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of July 28, 2003.
10.2	First Amendment to the Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P. dated as of July 14, 2003.
10.3	Amendment to Amended and Restated Credit Agreement dated June 10, 2003, by and among AMB Property, L.P., the banks listed therein, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A., as syndication agent, and Bank One, N.A., Commerzbank, A.G., New York and Grand Cayman Branches, and Wachovia Bank, as documentation agent.
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 12, 2003.

Exhibit
Number	Description

32.1	18 U.S.C. § 1350 Certifications dated August 12, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

•	AMB Property Corporation filed a Current Report on Form 8-K on April 8, 2003, in connection with its first quarter 2003 earnings release.

•	AMB Property Corporation filed a Current Report on Form 8-K on June 20, 2003, in connection with the issuance of its Series L Preferred Stock.

•	AMB Property Corporation filed a Current Report on Form 8-K on June 24, 2003, in connection with the redemption of its Series A Preferred Stock and the issuance of its Series L Preferred Stock.

•	AMB Property Corporation filed a Current Report on Form 8-K on July 9, 2003, in connection with its second quarter 2003 earnings release.

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

Date: August 12, 2003