Form 10-K/A
period 2003-12-31
AMB PROPERTY CORP
filed 2004-03-15
CIK 1045609

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

                                Amendment No. 1

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

     This Annual Report on Form 10-K for AMB Property Corporation for the year ended December 31, 2003 is being amended to revise Part IV, Item 15(a) 1 and 2, Exhibits, Financial Statements and Schedules, to delete certain additional columns that were inadvertently included in the original filing and to correct certain typographical errors.


                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following consolidated financial information is included as a separate section of this amendment no. 1 to the report on Form 10-K.

Schedule III - Real Estate and Accumulated Depreciation......................S-1

     (a)(3) EXHIBITS:

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    23.1       Consent of PricewaterhouseCoopers LLP.


(c) EXHIBITS:

See Item 15(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES:

See Item 15(a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AMB Property Corporation has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

                                          AMB PROPERTY CORPORATION

                                          By:     /s/ MICHAEL A. COKE
                                            ------------------------------------
                                                     Michael A. Coke
                                                Chief Financial Officer and
                                                  Executive Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to the report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

              /s/ HAMID R. MOGHADAM*                  Chairman of the Board and Chief     March 12, 2004
 ------------------------------------------------            Executive Officer
                Hamid R. Moghadam                      (Principal Executive Officer)


                /s/ W. BLAKE BAIRD*                        President and Director         March 12, 2004
 ------------------------------------------------
                  W. Blake Baird


               /s/ T. ROBERT BURKE*                               Director                March 12, 2004
 ------------------------------------------------
                 T. Robert Burke


                /s/ DAVID A. COLE*                                Director                March 12, 2004
 ------------------------------------------------
                  David A. Cole


               /s/ J. MICHAEL LOSH*                               Director                March 12, 2004
 ------------------------------------------------
                 J. Michael Losh


              /s/ FREDERICK W. REID*                              Director                March 12, 2004
 ------------------------------------------------
                Frederick W. Reid


              /s/ JEFFREY L. SKELTON*                             Director                March 12, 2004
 ------------------------------------------------
                Jeffrey L. Skelton

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----


                                                                  Director
 ------------------------------------------------
                 Thomas W. Tusher


               /s/ CARYL B. WELBORN*                              Director                March 12, 2004
 ------------------------------------------------
                 Caryl B. Welborn


               /s/ MICHAEL A. COKE                      Chief Financial Officer and       March 12, 2004
 ------------------------------------------------      Executive Vice President (Duly
                 Michael A. Coke                      Authorized Officer and Principal
                                                     Financial and Accounting Officer)


*By       /s/ MICHAEL A. COKE
   -----------------------------------
            Michael A. Coke
           Attorney-in-Fact

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
ATLANTA
Airport Plaza................     3         GA      IND      $ 4,444      $ 1,811       $ 5,093          $   29
Airport South Business
  Park.......................     7         GA      IND       17,077       10,035        16,436           6,416
Amwiler-Gwinnett Industrial
  Portfolio..................     8         GA      IND        5,454        5,888        17,690           3,073
Atlanta South Business
  Park.......................     9         GA      IND           --        8,047        24,180           2,127
Atlantic Distribution
  Center.....................     1         GA      IND        3,822        1,519         4,679             155
Norcross/Brookhollow
  Portfolio..................     4         GA      IND           --        3,721        11,180           1,493
Northbrook Distribution
  Center.....................     1         GA      IND           --        1,039         3,481             983
Shawnee Industrial...........     1         GA      IND           --        2,481         7,531           4,980
South Ridge at Hartsfield....     1         GA      IND        4,063        2,096         4,008              33
Southfield Industrial
  Portfolio..................    13         GA      IND       34,088       13,585        35,730           6,506
Southfield Logistic Center...     2         GA      IND       11,220        3,200        10,012           5,667
Southside Distribution
  Center.....................     1         GA      IND        1,151          766         2,480              --
Suwanee Creek Distribution
  SGP........................     2         GA      IND       13,569        3,098        12,944           2,283
Suwanee Creek OP.............     3         GA      IND                     1,693        10,386           9,733
Sylvan Industrial............     1         GA      IND           --        1,946         5,905             327
CHICAGO
Addison Business Center......     1         IL      IND           --        1,060         3,228             248
Alsip Industrial.............     1         IL      IND           --        1,200         3,744             263
AMB O'Hare Rosemont..........    14         IL      IND        9,519        3,197         8,995           1,564
AMB Port O'Hare..............     2         IL      IND        6,082        4,913         5,761             981
Arthur Distribution Center...     1         IL      IND        6,250        2,726         5,216             176
Bedford Warehouse............     1         IL      IND        2,777        1,354         3,225               7
Belden Avenue................     3         IL      IND       10,018        5,491        13,655             218
Bensenville Industrial
  Park.......................    13         IL      IND       36,717       20,799        62,438          11,711
Bridgeview Industrial........     1         IL      IND           --        1,332         3,996              96
Chancellory Warehouse........     1         IL      IND        2,576        1,566         2,006             755
Chicago Industrial
  Portfolio..................     1         IL      IND        1,548          762         2,285             242
Chicago Ridge Freight
  Terminal...................     1         IL      IND           --        3,705         3,576              19
Chicago/O'Hare Industrial
  Portfolio..................     5         IL      IND        8,931        4,816         9,603             483
Elk Grove Village
  Industrial.................    10         IL      IND       16,843        7,060        21,739           3,510
Executive Drive..............     1         IL      IND           --        1,399         4,236             846
Hamilton Parkway.............     1         IL      IND           --        1,554         4,703             226
Hintz Building...............     1         IL      IND           --          420         1,259             308
Itasca Industrial
  Portfolio..................     6         IL      IND           --        6,416        19,289           3,193

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
ATLANTA
Airport Plaza................  $ 1,811     $ 5,122        $ 6,933        $   11          2003           5-40
Airport South Business
  Park.......................   10,035      22,852         32,886         1,564          2001           5-40
Amwiler-Gwinnett Industrial
  Portfolio..................    5,888      20,763         26,650         4,386          1997           5-40
Atlanta South Business
  Park.......................    8,047      26,307         34,354         4,907          1997           5-40
Atlantic Distribution
  Center.....................    1,519       4,834          6,353           421          2000           5-40
Norcross/Brookhollow
  Portfolio..................    3,721      12,673         16,394         2,435          1997           5-40
Northbrook Distribution
  Center.....................    1,039       4,464          5,503           900          2000           5-40
Shawnee Industrial...........    2,481      12,511         14,992         2,351          1999           5-40
South Ridge at Hartsfield....    2,096       4,041          6,137           299          2001           5-40
Southfield Industrial
  Portfolio..................   13,585      42,235         55,820         3,277          1997           5-40
Southfield Logistic Center...    3,200      15,679         18,879         1,537          2002           5-40
Southside Distribution
  Center.....................      766       2,480          3,246           124          2001           5-40
Suwanee Creek Distribution
  SGP........................    3,098      15,228         18,326         1,021          1998           5-40
Suwanee Creek OP.............    2,181      19,631         21,812         2,065          1998           5-40
Sylvan Industrial............    1,946       6,232          8,178           716          1999           5-40
CHICAGO
Addison Business Center......    1,060       3,475          4,535           301          2000           5-40
Alsip Industrial.............    1,200       4,007          5,207           625          1998           5-40
AMB O'Hare Rosemont..........    3,197      10,560         13,757         1,015          1999           5-40
AMB Port O'Hare..............    4,913       6,743         11,656            40          2001           5-40
Arthur Distribution Center...    2,726       5,392          8,118           406          2001           5-40
Bedford Warehouse............    1,354       3,232          4,586           176          2001           5-40
Belden Avenue................    5,491      13,873         19,365         1,595          1997           5-40
Bensenville Industrial
  Park.......................   20,799      74,149         94,948        14,448          1997           5-40
Bridgeview Industrial........    1,332       4,092          5,424           627          1997           5-40
Chancellory Warehouse........    1,566       2,760          4,327           134          2002           5-40
Chicago Industrial
  Portfolio..................      762       2,527          3,289           417          1997           5-40
Chicago Ridge Freight
  Terminal...................    3,705       3,595          7,300           212          2001           5-40
Chicago/O'Hare Industrial
  Portfolio..................    4,816      10,087         14,903           720          2001           5-40
Elk Grove Village
  Industrial.................    7,060      25,249         32,308         2,038          1997           5-40
Executive Drive..............    1,399       5,082          6,481         1,054          1997           5-40
Hamilton Parkway.............    1,554       4,929          6,483           815          1997           5-40
Hintz Building...............      420       1,567          1,987           265          1998           5-40
Itasca Industrial
  Portfolio..................    6,416      22,482         28,898         4,551          1997           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Melrose Park.................     1         IL      IND           --        2,936         9,190           2,076
NDP -- Chicago...............     3         IL      IND           --        1,496         4,487             776
O'Hare Industrial
  Portfolio..................    13         IL      IND           --        6,248        18,778           3,728
Poplar Gateway Truck
  Terminal...................     1         IL      IND           --        4,551         3,152               1
Stone Distributing Center....     1         IL      IND        3,034        2,242         3,266              --
Thorndale Distribution.......     1         IL      IND        5,549        4,130         4,216             227
Touhy Cargo Terminal.........     1         IL      IND           --        2,800           110           3,840
Windsor Court................     1         IL      IND           --          766         2,338             102
Wood Dale Industrial
  (Includes Bonnie Lane).....     5         IL      IND        8,742        2,869         9,166             559
Yohan Industrial.............     3         IL      IND        4,684        5,904         7,323             520
DALLAS/FT. WORTH
Addison Technology Center....     1         TX      IND           --          899         2,696             590
Dallas Industrial (Formerly
  Texas Industrial
  Portfolio).................    12         TX      IND           --        5,938        17,836           4,491
DFW Airfreight Portfolio.....     6         TX      IND           --          950         8,492             848
Greater Dallas Industrial
  Portfolio..................     5         TX      IND           --        5,633        18,414           1,490
Lincoln Industrial Center....     1         TX      IND           --          671         2,052             277
Lonestar Portfolio...........     7         TX      IND       16,501        6,909        21,154           1,062
Northfield Distribution
  Center.....................     5         TX      IND       16,522        6,446        20,087             189
Richardson Tech Center.......     2         TX      IND        5,101        1,524         5,887           1,452
Valwood Industrial...........     2         TX      IND        3,524        1,983         5,989           1,896
West North Carrier Parkway...     1         TX      IND        2,852        1,375         4,165           1,267
LOS ANGELES
Anaheim Industrial...........     1         CA      IND           --        1,457         4,341             664
Artesia Industrial
  Portfolio..................    25         CA      IND       48,901       22,758        68,254           8,141
Aviation Logistics Center....     8         CA      IND           --       22,141        19,178              --
Bell Ranch Distribution......     5         CA      IND           --        6,904        12,915             273
Cabrillo Distribution
  Center.....................     1         CA      IND       12,750        7,563        11,177              22
Carson Industrial............    12         CA      IND           --        4,231        10,418           4,088
Carson Town Center...........     2         CA      IND                     6,565         3,210          10,250
Chartwell Distribution
  Center.....................     1         CA      IND           --        2,711         8,191             153
Del Amo Industrial Center....     1         CA      IND           --        2,529         7,651              31
Eaves Distribution Center....     3         CA      IND       15,123       11,893        12,708           2,131
Ford Distribution Cntr.......     7         CA      IND           --       24,557        22,046           2,596
Fordyce Distribution
  Center.....................     1         CA      IND        7,485        4,340         8,335             233

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Melrose Park.................    2,936      11,266         14,202         2,220          1997           5-40
NDP -- Chicago...............    1,496       5,264          6,759         1,016          1998           5-40
O'Hare Industrial
  Portfolio..................    6,248      22,506         28,754         4,087          1997           5-40
Poplar Gateway Truck
  Terminal...................    4,551       3,152          7,703            79          2002           5-40
Stone Distributing Center....    2,242       3,266          5,508            27          2003           5-40
Thorndale Distribution.......    4,130       4,443          8,572           202          2002           5-40
Touhy Cargo Terminal.........    2,800       3,950          6,750            16          2002           5-40
Windsor Court................      766       2,440          3,206           398          1997           5-40
Wood Dale Industrial
  (Includes Bonnie Lane).....    2,869       9,724         12,594           758          1999           5-40
Yohan Industrial.............    5,904       7,843         13,747           116          2003           5-40
DALLAS/FT. WORTH
Addison Technology Center....      899       3,286          4,185           661          1998           5-40
Dallas Industrial (Formerly
  Texas Industrial
  Portfolio).................    5,938      22,327         28,266         4,852          1997           5-40
DFW Airfreight Portfolio.....      950       9,339         10,290         1,137          2000           5-40
Greater Dallas Industrial
  Portfolio..................    5,633      19,904         25,536         4,136          1997           5-40
Lincoln Industrial Center....      671       2,328          2,999           478          1997           5-40
Lonestar Portfolio...........    6,909      22,216         29,126           961          1997           5-40
Northfield Distribution
  Center.....................    6,446      20,276         26,722           901          2002           5-40
Richardson Tech Center.......    1,524       7,339          8,863           271          1997           5-40
Valwood Industrial...........    1,983       7,885          9,868         1,830          1997           5-40
West North Carrier Parkway...    1,375       5,432          6,807           829          1997           5-40
LOS ANGELES
Anaheim Industrial...........    1,457       4,505          5,962           947          1997           5-40
Artesia Industrial
  Portfolio..................   22,758      76,896         99,654        14,344          1997           5-40
Aviation Logistics Center....   22,141      19,178         41,319           120          2003           5-40
Bell Ranch Distribution......    6,904      13,188         20,092           913          2001           5-40
Cabrillo Distribution
  Center.....................    7,563      11,199         18,762           281          2002           5-40
Carson Industrial............    4,231      14,507         18,738         1,833          1999           5-40
Carson Town Center...........    6,565      13,459         20,025           575          2000           5-40
Chartwell Distribution
  Center.....................    2,711       8,344         11,055           763          2000           5-40
Del Amo Industrial Center....    2,529       7,682         10,211           626          2000           5-40
Eaves Distribution Center....   11,893      14,838         26,732         1,040          2001           5-40
Ford Distribution Cntr.......   24,557      24,642         49,198         1,652          2001           5-40
Fordyce Distribution
  Center.....................    4,340       8,568         12,908           680          2001           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Harris Business Center -- AF
  I..........................    10         CA      IND       26,818       19,273        26,288           1,637
Harris Business Center -- AF
  II.........................     9         CA      IND       32,992       20,772        31,050           1,189
Hawthorne LAX Cargo Center...     1         CA      IND        8,434        2,775         8,377             264
International Multifoods.....     1         CA      IND           --        1,613         4,879           1,011
L.A. County Industrial
  Portfolio..................     6         CA      IND       22,809        9,430        29,242           2,653
LA Media Tech Center.........     2         CA      IND           --        4,588        12,531           4,419
LAX Logistics Center.........     2         CA      IND           --       29,622        24,513           1,415
Los Nietos Business Center...     4         CA      IND        7,974        2,488         7,751             335
NDP -- Los Angeles...........     6         CA      IND           --        5,948        17,844           2,491
Normandie Industrial.........     1         CA      IND           --        2,398         7,491           1,641
Northpointe Commerce.........     2         CA      IND           --        1,773         5,358             437
Park One at LAX..............    --         CA      IND           --       75,000           431              66
Pioneer Alburtis.............     5         CA      IND        8,278        2,482         7,166             781
Slauson Distribution
  Center.....................     8         CA      IND       26,194        7,806        23,552           2,886
Stadium Business Park........     9         CA      IND           --        3,768        11,345           1,317
Sunset Distribution Center...     2         CA      IND           --        6,718         2,765           1,635
Systematics..................     1         CA      IND           --          911         2,773             620
Torrance Commerce Center.....     6         CA      IND           --        2,045         6,136             917
Van Nuys Airport
  Industrial.................     4         CA      IND           --        9,393         8,641          14,973
Walnut Drive.................     1         CA      IND           --          964         2,918             744
Watson Industrial Center.....     1         CA      IND        4,530        1,713         5,321           1,325
Wilmington Avenue Warehouse..     2         CA      IND           --        3,849        11,605           2,663
MIAMI
Beacon Centre -- AF I........     4         FL      IND       17,070        7,229        22,238           1,063
Beacon Centre -- OP..........    18         FL      IND       66,690       31,704        96,681          15,298
Beacon Industrial Park.......     8         FL      IND           --       10,105        31,437           5,656
Blue Lagoon Business Park....     2         FL      IND           --        4,945        14,875           1,202
Dolphin Distribution
  Center.....................     1         FL      IND           --        1,581         3,602              --
Gratigny Distribution
  Center.....................     1         FL      IND           --        1,551         2,380             383
Marlin Distribution Center...     1         FL      IND           --        1,076         2,169             311
Miami Airport Business
  Center.....................     6         FL      IND           --        6,400        19,634           3,156
Panther Distribution
  Center.....................     1         FL      IND           --        1,840         3,252              --
Sunrise Industrial...........     4         FL      IND       11,643        6,266        18,798           3,220
NO. NEW JERSEY/NEW YORK
AMB Meadowlands Park.........     8         NJ      IND           --        5,449        14,458           3,906
Dellamor.....................     8         NJ      IND       14,408       12,061        11,577             303

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Harris Business Center -- AF
  I..........................   19,273      27,925         47,198         2,613          2000           5-40
Harris Business Center -- AF
  II.........................   20,772      32,239         53,010         3,318          2000           5-40
Hawthorne LAX Cargo Center...    2,775       8,641         11,416           658          2000           5-40
International Multifoods.....    1,613       5,890          7,503           976          1997           5-40
L.A. County Industrial
  Portfolio..................    9,430      31,895         41,325         2,138          1997           5-40
LA Media Tech Center.........    4,588      16,950         21,539         2,204          1998           5-40
LAX Logistics Center.........   29,622      25,928         55,549           163          2003           5-40
Los Nietos Business Center...    2,488       8,086         10,574           622          1999           5-40
NDP -- Los Angeles...........    5,948      20,335         26,283         3,210          1998           5-40
Normandie Industrial.........    2,398       9,131         11,529           996          2000           5-40
Northpointe Commerce.........    1,773       5,795          7,568         1,052          1997           5-40
Park One at LAX..............   75,000         497         75,497            11          2002           5-40
Pioneer Alburtis.............    2,482       7,947         10,429           673          1999           5-40
Slauson Distribution
  Center.....................    7,806      26,438         34,244         2,213          2000           5-40
Stadium Business Park........    3,768      12,662         16,430         2,266          1997           5-40
Sunset Distribution Center...    6,718       4,400         11,118            56          2002           5-40
Systematics..................      911       3,393          4,304           628          1997           5-40
Torrance Commerce Center.....    2,045       7,053          9,099         1,302          1998           5-40
Van Nuys Airport
  Industrial.................    9,393      23,614         33,007         2,480          2000           5-40
Walnut Drive.................      964       3,662          4,625           594          1997           5-40
Watson Industrial Center.....    1,713       6,646          8,358           419          2001           5-40
Wilmington Avenue Warehouse..    3,849      14,268         18,117         2,386          1999           5-40
MIAMI
Beacon Centre -- AF I........    7,229      23,301         30,530         2,069          2000           5-40
Beacon Centre -- OP..........   31,704     111,980        143,683        11,979          2000           5-40
Beacon Industrial Park.......   10,105      37,094         47,199         6,335          1997           5-40
Blue Lagoon Business Park....    4,945      16,077         21,022         2,817          1997           5-40
Dolphin Distribution
  Center.....................    1,581       3,602          5,184            23          2003           5-40
Gratigny Distribution
  Center.....................    1,551       2,763          4,314           106          2003           5-40
Marlin Distribution Center...    1,076       2,480          3,556            53          2003           5-40
Miami Airport Business
  Center.....................    6,400      22,790         29,190         3,039          1999           5-40
Panther Distribution
  Center.....................    1,840       3,252          5,091            20          2003           5-40
Sunrise Industrial...........    6,266      22,017         28,283         2,885          1998           5-40
NO. NEW JERSEY/NEW YORK
AMB Meadowlands Park.........    5,449      18,363         23,812         1,832          2000           5-40
Dellamor.....................   12,061      11,880         23,941           515          2002           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Dock's Corner................     1         NJ      IND       35,748        5,125        22,516          28,417
Fairmeadows Portfolio........    17         NJ      IND       25,129       18,615        27,540           1,317
Highway 17...................     2         NJ      IND           --        8,185         6,490              --
Interstate Crossdock.........     1         NJ      IND           --       12,712        19,295              50
Jamesburg....................     3         NJ      IND       22,127       11,700        35,101           1,789
Linden Industrial............     1         NJ      IND           --          900         2,753             473
Mahwah Corporate Center......     5         NJ      IND           --        9,003        27,573             574
Meadow Lane 495..............     1         NJ      IND           --          838         2,594             282
Meadowlands AF II............     4         NJ      IND       12,212        6,755        13,093           1,900
Meadowlands Cross Dock.......     1         NJ      IND           --        1,110         3,485             989
Moonachie Industrial.........     2         NJ      IND        5,451        2,731         5,228             280
Murray Hill Parkway..........     2         NJ      IND           --        1,670         2,568           5,173
Newark Airport I & II........     2         NJ      IND        3,617        1,755         5,400             483
Orchard Hill.................     1         NJ      IND           --        1,212         1,411              --
Porete Avenue Warehouse......     1         NJ      IND           --        4,067        12,202           4,502
Skyland Crossdock............     1         NJ      IND           --           --         7,250             253
Teterboro Meadowlands 15.....     1         NJ      IND        9,750        4,961         9,618           1,273
Two South Middlesex..........     1         NJ      IND           --        2,247         6,781           1,043
JFK Air Cargo -- AF I........    14         NY      IND       18,807       10,210        29,730           3,664
JFK Air Cargo -- OP..........    14         NY      IND           --       15,834        45,694           4,112
JFK Airport Park.............     1         NY      IND           --        2,350         7,251             631
ON TARMAC
AMB BWI Cargo Center.........     1         MD      IND        2,749           --         6,367              87
AMB DAY Cargo Center.........     5         OH      IND        6,625           --         7,163             428
AMB DFW Cargo Center 1.......     1         TX      IND       15,949           --        19,683           3,869
AMB DFW Cargo Center 2.......     1         TX      IND           --           --         4,286          13,950
AMB DFW Cargo Center East....     3         TX      IND        6,042           --        20,632             281
AMB IAD Cargo Center.........     1         VA      IND       12,675           --        38,840              --
AMB IAH Cargo Center.........     1         TX      IND        7,292           --           339           8,951
AMB JAX Cargo Center.........     1         FL      IND        3,050           --         3,029              --
AMB JFK Cargo Center 75&77...     2         NJ      IND           --           --        30,965           2,604
AMB LAS Cargo Center.........     5         NV      IND           --           --        24,072             604
AMB LAX Cargo Center.........     3         CA      IND        7,337           --        13,445             130
AMB MCI Cargo Center 1.......     1         MO      IND        5,035           --         5,793             164
AMB MCI Cargo Center 2.......     1         MO      IND        9,150           --         8,134              --
AMB PDX Carto Center.........     2         OR      IND           --           --            26           9,887
AMB PHL Air Cargo Center.....     1         PA      IND           --           --         9,716             290
AMB RNO Cargo Center.........     2         NV      IND           --           --         6,014             192

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Dock's Corner................   13,672      42,386         56,058         3,531          1997           5-40
Fairmeadows Portfolio........   18,615      28,857         47,472            90          2003           5-40
Highway 17...................    8,185       6,490         14,675           197          2002           5-40
Interstate Crossdock.........   12,712      19,345         32,057           700          2002           5-40
Jamesburg....................   11,700      36,890         48,591         6,022          1998           5-40
Linden Industrial............      900       3,225          4,125           438          1999           5-40
Mahwah Corporate Center......    9,003      28,147         37,150         4,275          1998           5-40
Meadow Lane 495..............      838       2,876          3,714           385          1999           5-40
Meadowlands AF II............    6,755      14,992         21,747         1,202          2001           5-40
Meadowlands Cross Dock.......    1,110       4,474          5,584           631          2000           5-40
Moonachie Industrial.........    2,731       5,508          8,239           449          2001           5-40
Murray Hill Parkway..........    1,670       7,741          9,411         1,610          1999           5-40
Newark Airport I & II........    1,755       5,883          7,638           694          2000           5-40
Orchard Hill.................    1,212       1,411          2,622            47          2002           5-40
Porete Avenue Warehouse......    4,067      16,704         20,772         2,407          1998           5-40
Skyland Crossdock............       --       7,503          7,503           268          2002           5-40
Teterboro Meadowlands 15.....    4,961      10,892         15,853         1,117          2001           5-40
Two South Middlesex..........    2,247       7,825         10,072         1,527          1997           5-40
JFK Air Cargo -- AF I........   10,210      33,394         43,604         4,084          2000           5-40
JFK Air Cargo -- OP..........   15,834      49,806         65,639         5,571          2000           5-40
JFK Airport Park.............    2,350       7,881         10,231           837          2000           5-40
ON TARMAC
AMB BWI Cargo Center.........       --       6,454          6,454           542          2000           5-40
AMB DAY Cargo Center.........       --       7,591          7,591           749          2000           5-40
AMB DFW Cargo Center 1.......       --      23,553         23,553         3,096          1999           5-40
AMB DFW Cargo Center 2.......       --      18,237         18,237         2,031          1999           5-40
AMB DFW Cargo Center East....       --      20,913         20,913         1,772          2000           5-40
AMB IAD Cargo Center.........       --      38,841         38,841         1,485          2002           5-40
AMB IAH Cargo Center.........       --       9,290          9,290            76          2000           5-40
AMB JAX Cargo Center.........       --       3,029          3,029           245          2000           5-40
AMB JFK Cargo Center 75&77...       --      33,569         33,569         1,374          2002           5-40
AMB LAS Cargo Center.........       --      24,676         24,676           543          2003           5-40
AMB LAX Cargo Center.........       --      13,574         13,574         1,110          2000           5-40
AMB MCI Cargo Center 1.......       --       5,957          5,957           519          2000           5-40
AMB MCI Cargo Center 2.......       --       8,134          8,134           642          2000           5-40
AMB PDX Carto Center.........       --       9,913          9,913           630          2002           5-40
AMB PHL Air Cargo Center.....       --      10,005         10,005           889          2000           5-40
AMB RNO Cargo Center.........       --       6,206          6,206           146          2003           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
AMB SEA Air Cargo Center
  314........................     1         WA      IND        2,902           --         2,939              --
AMB SEA Cargo Center North...     2         WA      IND        4,616           --        15,594              82
AMB SEA Cargo Center South...     1         WA      IND           --           --         3,056             206
SAN FRANCISCO BAY AREA
Acer Distribution Center.....     1         CA      IND           --        3,146         9,479           2,478
Albrae Business Center.......     1         CA      IND        7,730        6,299         6,227             650
Alvarado Business Center.....     5         CA      IND       23,828        6,342        26,671           9,113
Brennan Distribution.........     1         CA      IND        4,163        3,683         3,022           2,193
Central Bay..................     2         CA      IND        6,951        3,896         7,400           1,165
Component Drive Industrial
  Portfolio..................     3         CA      IND           --       12,688         6,974             761
Concord Industrial
  Portfolio..................    10         CA      IND       10,475        3,872        11,647           2,487
Dado Distribution............     1         CA      IND           --        7,221         3,739             953
Diablo Industrial Park.......    12         CA      IND        8,829        3,379        10,489           1,144
Doolittle Distribution
  Center.....................     1         CA      IND           --        2,644         8,014             678
Dowe Industrial Center.......     2         CA      IND           --        2,665         8,034           2,003
Dublin Industrial
  Portfolio..................     1         CA      IND           --        2,980         9,042           1,011
East Bay Doolittle...........     1         CA      IND           --        7,128        11,023           2,035
East Bay Whipple.............     1         CA      IND        6,894        5,333         8,126           1,635
East Grand Airfreight........     2         CA      IND        4,222        5,093         4,190              --
Edgewater Industrial
  Center.....................     1         CA      IND           --        4,038        15,113           4,482
Fairway Drive Industrial.....     4         CA      IND       12,195        4,214        13,949           2,466
Hayward
  Industrial -- Hathaway.....     2         CA      IND           --        4,473        13,546             529
Hayward
  Industrial -- Wiegman......     1         CA      IND        7,234        2,773         8,393             406
Junction Industrial Park.....     4         CA      IND           --        7,875        23,975           1,652
Laurelwood Drive.............     2         CA      IND           --        2,750         8,538             569
Lawrence SSF.................     1         CA      IND           --        2,870         5,521           1,124
Marina Business ParK.........     2         CA      IND        4,312        3,280         4,316              47
Martin/Scott Industrial
  Portfolio..................     2         CA      IND           --        9,052         5,309             336
Milmont Page Business
  Center.....................     3         CA      IND       11,386        3,422        10,600           3,073
Moffett Business Center (MBC
  Industrial)................     4         CA      IND           --        5,892        17,716           3,281
Moffett Distribution.........     7         CA      IND       19,121       26,916        11,277           1,353
Moffett Park R&D Portfolio...    14         CA      IND           --       14,805        44,462           9,448
Pacific Business Center......     2         CA      IND        8,642        5,417        16,291           1,747

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
AMB SEA Air Cargo Center
  314........................       --       2,939          2,939            --          2003           5-40
AMB SEA Cargo Center North...       --      15,676         15,676         1,260          2000           5-40
AMB SEA Cargo Center South...       --       3,262          3,262           303          2000           5-40
SAN FRANCISCO BAY AREA
Acer Distribution Center.....    3,146      11,957         15,103         2,436          1997           5-40
Albrae Business Center.......    6,299       6,877         13,176           399          2001           5-40
Alvarado Business Center.....    6,342      35,784         42,126         2,154          1997           5-40
Brennan Distribution.........    3,683       5,215          8,898           436          2001           5-40
Central Bay..................    3,896       8,565         12,460           800          2001           5-40
Component Drive Industrial
  Portfolio..................   12,688       7,735         20,423           653          2001           5-40
Concord Industrial
  Portfolio..................    3,872      14,134         18,006         2,415          1999           5-40
Dado Distribution............    7,221       4,693         11,914           256          2001           5-40
Diablo Industrial Park.......    3,379      11,633         15,013         1,507          1999           5-40
Doolittle Distribution
  Center.....................    2,644       8,692         11,336           920          2000           5-40
Dowe Industrial Center.......    2,665      10,037         12,702         1,825          1997           5-40
Dublin Industrial
  Portfolio..................    2,980      10,053         13,033           877          2000           5-40
East Bay Doolittle...........    7,128      13,058         20,186         1,039          2001           5-40
East Bay Whipple.............    5,333       9,761         15,094           663          2001           5-40
East Grand Airfreight........    5,093       4,190          9,283           217          2003           5-40
Edgewater Industrial
  Center.....................    4,038      19,595         23,633         1,962          2000           5-40
Fairway Drive Industrial.....    4,214      16,415         20,629         1,126          1997           5-40
Hayward
  Industrial -- Hathaway.....    4,473      14,075         18,547         1,093          2000           5-40
Hayward
  Industrial -- Wiegman......    2,773       8,799         11,571           691          2000           5-40
Junction Industrial Park.....    7,875      25,627         33,502         3,667          1999           5-40
Laurelwood Drive.............    2,750       9,107         11,857         1,409          1997           5-40
Lawrence SSF.................    2,870       6,644          9,514           668          2001           5-40
Marina Business ParK.........    3,280       4,363          7,643           147          2002           5-40
Martin/Scott Industrial
  Portfolio..................    9,052       5,645         14,697           389          2001           5-40
Milmont Page Business
  Center.....................    3,422      13,674         17,095           748          1997           5-40
Moffett Business Center (MBC
  Industrial)................    5,892      20,998         26,890         3,778          1997           5-40
Moffett Distribution.........   26,916      12,631         39,547           844          2001           5-40
Moffett Park R&D Portfolio...   14,805      53,910         68,715        13,329          1997           5-40
Pacific Business Center......    5,417      18,039         23,456         3,136          1997           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Pardee Drive.................     1         CA      IND        1,533          619         1,880             274
Silicon Valley R&D
  Portfolio..................     5         CA      IND           --        6,700        20,186           4,779
South Bay Industrial.........     8         CA      IND       17,709       14,992        45,016           5,564
Utah Airfreight..............     1         CA      IND       17,433       18,753         8,381             316
Weigman Road.................     1         CA      IND           --        1,563         4,688           1,550
Williams & Bouroughs.........     4         CA      IND        7,908        2,382         6,981           3,309
Willow Park Industrial
  Portfolio..................    21         CA      IND           --       25,590        76,771          12,596
Yosemite Drive...............     1         CA      IND           --        2,350         7,051             753
Zanker/Charcot Industrial....     5         CA      IND           --        5,282        15,887           2,413
SEATTLE
Black River..................     1         WA      IND        3,420        1,845         3,559             285
Earlington Business Park.....     1         WA      IND        4,238        2,766         3,234             326
East Valley Warehouse........     1         WA      IND           --        6,813        20,511           5,696
Gateway Corporate Center.....     9         WA      IND       27,000       10,643        32,908           4,323
Gateway North................     6         WA      IND       14,000        5,270        16,296           1,497
Harvest Business Park........     3         WA      IND           --        2,371         7,153           1,197
Kent Centre Corporate Park...     4         WA      IND           --        3,042         9,165           1,199
Kingsport Industrial Park....     7         WA      IND           --        8,101        23,812           4,104
NDP -- Seattle...............     4         WA      IND       11,854        3,993        11,773           1,110
Northwest Distribution
  Center.....................     3         WA      IND           --        3,533        10,751             996
Puget Sound Airfreight.......     1         WA      IND           --        1,329         1,830             255
Renton Northwest Corp.
  Park.......................     6         WA      IND       24,245       25,959        14,792             768
SEA Logistics Center 1.......     3         WA      IND           --        9,218        18,968              21
SEA Logistics Center 2.......     3         WA      IND       14,490       11,535        24,601              --
Seattle Airport Industrial...     1         WA      IND           --          619         1,923             180
Trans-Pacific Industrial
  Park.......................    11         WA      IND       48,600       31,675        42,210             531
OTHER INDUSTRIAL MARKETS
Activity Distribution
  Center.....................     4         CA      IND           --        3,736        11,248           1,799
Scripps Sorrento.............     1         CA      IND           --        1,110         3,330             101
Chancellor Square............     3         FL      IND       15,029        2,009         6,106           2,783
Presidents Drive.............     6         FL      IND           --        5,770        17,655           1,990
Sand Lake Service Center.....     6         FL      IND           --        3,483        10,585           2,805
Elmwood Business Park........     5         LA      IND           --        4,163        12,488           1,934
Boston Industrial
  Portfolio..................    18         MA      IND       10,031       16,707        52,013          15,298
Cabot Business Park..........    13         MA      IND           --       15,283        46,433           4,635
Cabot Business Park (KYDJ)...     2         MA      IND           --        1,474        14,353           8,404
Cabot Business Park SGP......     3         MA      IND       16,423        5,499        16,969           2,181

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Pardee Drive.................      619       2,154          2,773           153          1999           5-40
Silicon Valley R&D
  Portfolio..................    6,700      24,965         31,665         5,923          1997           5-40
South Bay Industrial.........   14,992      50,581         65,573         9,617          1997           5-40
Utah Airfreight..............   18,753       8,697         27,450           116          2003           5-40
Weigman Road.................    1,563       6,239          7,802           982          1997           5-40
Williams & Bouroughs.........    2,382      10,290         12,673         1,234          1999           5-40
Willow Park Industrial
  Portfolio..................   25,590      89,367        114,957        14,703          1998           5-40
Yosemite Drive...............    2,350       7,804         10,154         1,245          1997           5-40
Zanker/Charcot Industrial....    5,282      18,300         23,583         3,343          1997           5-40
SEATTLE
Black River..................    1,845       3,844          5,689           377          2001           5-40
Earlington Business Park.....    2,766       3,560          6,327           172          2002           5-40
East Valley Warehouse........    6,813      26,207         33,019         4,382          1999           5-40
Gateway Corporate Center.....   10,643      37,231         47,874         4,854          1999           5-40
Gateway North................    5,270      17,792         23,062         2,106          1999           5-40
Harvest Business Park........    2,371       8,350         10,721         1,665          1997           5-40
Kent Centre Corporate Park...    3,042      10,364         13,406         2,097          1997           5-40
Kingsport Industrial Park....    8,101      27,917         36,017         4,963          1997           5-40
NDP -- Seattle...............    3,993      12,883         16,876           511          1998           5-40
Northwest Distribution
  Center.....................    3,533      11,747         15,280         2,340          1997           5-40
Puget Sound Airfreight.......    1,329       2,084          3,413           122          2002           5-40
Renton Northwest Corp.
  Park.......................   25,959      15,560         41,519           636          2002           5-40
SEA Logistics Center 1.......    9,218      18,990         28,208           120          2003           5-40
SEA Logistics Center 2.......   11,535      24,601         36,136            49          2003           5-40
Seattle Airport Industrial...      619       2,103          2,722           235          2000           5-40
Trans-Pacific Industrial
  Park.......................   31,675      42,741         74,415           546          2003           5-40
OTHER INDUSTRIAL MARKETS
Activity Distribution
  Center.....................    3,736      13,048         16,784         2,485          1997           5-40
Scripps Sorrento.............    1,110       3,432          4,542           513          1998           5-40
Chancellor Square............    2,009       8,890         10,899         2,353          1998           5-40
Presidents Drive.............    5,770      19,644         25,414         3,747          1997           5-40
Sand Lake Service Center.....    3,483      13,390         16,872         2,810          1998           5-40
Elmwood Business Park........    4,163      14,421         18,584         2,425          1998           5-40
Boston Industrial
  Portfolio..................   16,707      67,311         84,018        11,999          1998           5-40
Cabot Business Park..........   16,329      50,022         66,351         9,340          1998           5-40
Cabot Business Park (KYDJ)...    1,823      22,408         24,232         3,543          1998           5-40
Cabot Business Park SGP......    6,256      18,394         24,650           626          2002           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                          INITIAL COST TO COMPANY        COSTS
                               NO. OF                                     ------------------------    CAPITALIZED
                               BLDGS./                                                BUILDING &       SUBSEQUENT
PROPERTY                        CTRS.    LOCATION   TYPE   ENCUMBRANCES     LAND     IMPROVEMENTS    TO ACQUISITION
--------                       -------   --------   ----   ------------   --------   -------------   --------------
                                                (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Bennington Corporate
  Center.....................     2         MD      IND        5,854        2,671         8,181             962
B.W.I........................     2         MD      IND        3,454        2,258         5,149             174
Columbia Business Center.....     9         MD      IND        3,752        3,856        11,736           2,117
Corridor Industrial..........     1         MD      IND        2,376          996         3,019             270
Crysen Industrial............     1         MD      IND        2,223        1,425         4,275             993
Gateway 58...................     3         MD      IND           --        3,256         9,940             112
Gateway Commerce Center......     5         MD      IND           --        4,083        12,336           1,245
Greenwood Industrial.........     3         MD      IND           --        4,729        14,188           2,250
Meadowridge Industrial.......     3         MD      IND           --        3,716        11,147             360
Oakland Ridge Industrial
  Center.....................    12         MD      IND        4,236        3,297        19,207           7,075
Patuxent Alliance 8280.......     1         MD      IND           --          887         1,706              34
Patuxent Range Road..........     2         MD      IND           --        1,696         5,127             564
Preston Court................     1         MD      IND           --        2,313         7,192             323
The Rotunda..................     2         MD      IND       12,468        4,400        17,736           3,487
Santa Barbara Court..........     1         MD      IND           --        1,617         5,029             881
Technology I.................     2         MD      IND           --        1,657         5,049             374
Technology II................     9         MD      IND           --       10,206         3,761          30,155
Braemar Business Center......     2         MN      IND           --        1,566         4,613           1,074
Burnsville Business Center...     1         MN      IND           --          932         2,796           1,130
Corporate Square
  Industrial.................     6         MN      IND           --        4,024        12,113           2,483
Edenvale Business Center.....     1         MN      IND           --          775         2,412             960
Minneapolis Distribution
  Portfolio..................     4         MN      IND           --        6,079        18,692           4,338
Mendota Heights..............     1         MN      IND           --        1,367         4,565           2,453
Minnetonka Industrial........    10         MN      IND       10,834        6,690        20,380           3,912
Minneapolis Industrial
  Portfolio IV...............     4         MN      IND        7,214        4,938        14,854           2,221
Penn James Office
  Warehouse..................     2         MN      IND           --        1,991         6,013           1,175
Round Lake Business Center...     1         MN      IND           --          875         2,625             586
Twin Cities..................     2         MN      IND           --        4,873        14,638           6,561
Chemway Industrial
  Portfolio..................     5         NC      IND           --        2,875         8,625           1,051
CLT Logistics Center.........    11         NC      IND           --        6,377        24,950              42
South Point Business Park....     5         NC      IND        8,329        3,130        10,452           1,712
Janitrol.....................     1         OH      IND           --        1,797         5,390             365
Cascade Business Center......     4         OR      IND           --        2,825         7,860           2,321
Wilsonville..................     1         OR      IND           --        3,407        13,493              62
Corporate Park/Hickory
  Hill.......................     7         TN      IND       15,723        6,789        20,366           2,182

                                 GROSS AMOUNT CARRIED AT 12/31/03
                               ------------------------------------                     YEAR OF      DEPRECIABLE
                                          BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                        LAND     IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------                       -------   ------------   -----------   ------------   -------------   -----------
                                              (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Bennington Corporate
  Center.....................    2,671       9,144         11,815         1,123          2000           5-40
B.W.I........................    2,258       5,323          7,581           260          2002           5-40
Columbia Business Center.....    3,856      13,853         17,709         2,366          1999           5-40
Corridor Industrial..........      996       3,289          4,285           439          1999           5-40
Crysen Industrial............    1,425       5,268          6,693         1,018          1998           5-40
Gateway 58...................    3,256      10,052         13,308           918          2000           5-40
Gateway Commerce Center......    4,083      13,580         17,664         2,167          1999           5-40
Greenwood Industrial.........    4,729      16,438         21,167         2,759          1998           5-40
Meadowridge Industrial.......    3,716      11,507         15,223         1,751          1998           5-40
Oakland Ridge Industrial
  Center.....................    3,297      26,282         29,579         4,736          1999           5-40
Patuxent Alliance 8280.......      887       1,740          2,627           124          2001           5-40
Patuxent Range Road..........    1,696       5,691          7,387         1,114          1997           5-40
Preston Court................    2,313       7,515          9,827         1,331          1997           5-40
The Rotunda..................    4,400      21,224         25,624         3,571          1999           5-40
Santa Barbara Court..........    1,617       5,910          7,527         1,283          1997           5-40
Technology I.................    1,657       5,423          7,080           727          1999           5-40
Technology II................   10,206      33,916         44,123         4,640          1999           5-40
Braemar Business Center......    1,566       5,687          7,253         1,095          1998           5-40
Burnsville Business Center...      932       3,926          4,858           925          1998           5-40
Corporate Square
  Industrial.................    4,024      14,596         18,620         2,985          1997           5-40
Edenvale Business Center.....      775       3,371          4,146           771          1998           5-40
Minneapolis Distribution
  Portfolio..................    6,079      23,030         29,109         4,134          1997           5-40
Mendota Heights..............    1,367       7,019          8,385         2,728          1998           5-40
Minnetonka Industrial........    6,690      24,292         30,982         4,298          1998           5-40
Minneapolis Industrial
  Portfolio IV...............    4,938      17,074         22,012         3,416          1997           5-40
Penn James Office
  Warehouse..................    1,991       7,188          9,179         1,434          1997           5-40
Round Lake Business Center...      875       3,211          4,086           641          1998           5-40
Twin Cities..................    4,873      21,198         26,071         4,221          1997           5-40
Chemway Industrial
  Portfolio..................    2,875       9,676         12,551         1,721          1998           5-40
CLT Logistics Center.........    6,377      24,992         31,368           156          2003           5-40
South Point Business Park....    3,130      12,164         15,294         1,902          1998           5-40
Janitrol.....................    1,797       5,755          7,551           916          1997           5-40
Cascade Business Center......    2,825      10,181         13,006         1,859          1998           5-40
Wilsonville..................    3,407      13,555         16,962         2,008          1998           5-40
Corporate Park/Hickory
  Hill.......................    6,789      22,548         29,337         3,534          1998           5-40

                            AMB PROPERTY CORPORATION

                                  SCHEDULE III

             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2003

                                                                   INITIAL COST TO COMPANY        COSTS
                       NO. OF                                     -------------------------    CAPITALIZED
                       BLDGS./                                                  BUILDING &      SUBSEQUENT
PROPERTY                CTRS.    LOCATION   TYPE   ENCUMBRANCES      LAND      IMPROVEMENTS   TO ACQUISITION
--------               -------   --------   ----   ------------   ----------   ------------   --------------
                                        (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Willow Lake
  Industrial Park....    10      TN         IND         19,488        12,415        35,990         14,258
Metric Center........     5      TX         IND             --        10,968        32,944          1,734
TechRidge Phase II...     1      TX         IND         11,277         7,261        13,484            229
TechRidge Phase IA...     3      TX         IND         14,825         7,132        21,396            485
Beltway
  Distribution.......     1      VA         IND             --         4,800        15,159          5,533
Dulles Airport --
  Alliance...........     5      VA         IND         20,869         3,656         6,930         16,001
Peninsula Business
  Center III.........     1      VA         IND             --           992         2,976            359
Mexico Guadalajara...     5      Mexico     IND             --         9,555        22,386            734
Mexico Mesquite
  Distribution
  Center.............     2      Mexico     IND         16,994         4,192           247         11,853
Frankfurt Logistic
  Center.............     1      Germany    IND             --            --        19,875            639
Bourget Industrial...     1      France     IND             --        10,058        23,843          1,541
Paris Nord Dist I....     1      France     IND             --         2,864         4,723          2,091
Paris Nord Dist II...     1      France     IND             --         1,697         5,127          2,996
Japan Saitama
  Distribution
  Center.............     2      Japan      IND             --         8,143        28,503             --
OTHER RETAIL MARKETS
Around Lenox.........     1      GA         RET          9,092         3,462        13,848          4,874
Beacon Centre --
  Headlands..........     1      FL         RET             --         2,523         7,669            865
Charles and Chase....     1      MD         RET             --           751         2,287            176
Mazzeo...............     1      MA         RET          3,178         1,477         4,432            231
Palm Aire............     1      FL         RET             --         2,279         9,720          7,775
                         --                         ----------    ----------    ----------       --------
  Total..............   952                         $1,353,101    $1,391,038    $3,286,399       $614,642
                         ==                         ==========    ==========    ==========       ========

                          GROSS AMOUNT CARRIED AT 12/31/03
                       ---------------------------------------                     YEAR OF      DEPRECIABLE
                                     BUILDING &       TOTAL      ACCUMULATED    CONSTRUCTION/      LIFE
PROPERTY                  LAND      IMPROVEMENTS   COSTS(1)(2)   DEPRECIATION    ACQUISITION      (YEARS)
--------               ----------   ------------   -----------   ------------   -------------   -----------
                                        (IN THOUSANDS, EXCEPT NUMBER OF BUILDINGS/CENTERS)
Willow Lake
  Industrial Park....      12,415        50,248        62,663        12,418         1998           5-40
Metric Center........      10,968        34,678        45,646         5,634         1997           5-40
TechRidge Phase II...       7,261        13,714        20,975           944         2001           5-40
TechRidge Phase IA...       7,132        21,880        29,012         1,768         2000           5-40
Beltway
  Distribution.......       4,800        20,692        25,492         3,631         1999           5-40
Dulles Airport --
  Alliance...........       3,656        22,931        26,587           663         2000           5-40
Peninsula Business
  Center III.........         992         3,334         4,326           479         1998           5-40
Mexico Guadalajara...       9,555        23,120        32,674           580         2002           5-40
Mexico Mesquite
  Distribution
  Center.............       4,192        12,100        16,292            64         2003           5-40
Frankfurt Logistic
  Center.............          --        20,513        20,513            20         2003           5-40
Bourget Industrial...      10,367        25,075        35,442           100         2003           5-40
Paris Nord Dist I....       3,572         6,105         9,677            80         2002           5-40
Paris Nord Dist II...       2,091         7,729         9,820            52         2002           5-40
Japan Saitama
  Distribution
  Center.............       8,143        28,503        36,646            59         2003           5-40
OTHER RETAIL MARKETS
Around Lenox.........       3,462        18,722        22,184         2,851         1998           5-40
Beacon Centre --
  Headlands..........       2,523         8,533        11,056           694         2000           5-40
Charles and Chase....         751         2,463         3,213           289         1998           5-40
Mazzeo...............       1,477         4,663         6,140           673         1998           5-40
Palm Aire............       2,452        17,321        19,773         2,125         1996           5-40
                       ----------    ----------    ----------      --------
  Total..............  $1,403,807    $3,888,272    $5,292,079      $474,452
                       ==========    ==========    ==========      ========

---------------

(1) Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2003:

Total per Schedule III(3)...................................   $5,292,079
Construction in process(4)..................................      199,628
                                                               ----------
  Total investments in properties...........................   $5,491,707
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

                                 Exhibit Index

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
   23.1        Consent of PricewaterhouseCoopers LLP.