Form 10-Q
period 2004-03-31
AMB PROPERTY CORP
filed 2004-05-07
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

          As of April 30, 2004, there were 82,611,558 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,408,936	$1,403,807
Buildings and improvements	4,039,142	3,888,272
Construction in progress	282,576	199,628

Total investments in properties	5,730,654	5,491,707
Accumulated depreciation and amortization	(511,611)	(474,452)

Net investments in properties	5,219,043	5,017,255
Investments in unconsolidated joint ventures	54,006	52,009
Properties held for divestiture, net	9,628	11,751

Net investments in real estate	5,282,677	5,081,015
Cash and cash equivalents	123,747	127,678
Restricted cash	27,156	28,985
Mortgages receivable	23,620	43,145
Accounts receivable, net of allowance for doubtful accounts	92,081	88,452
Other assets	69,669	51,391

Total assets	$5,618,950	$5,420,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,457,630	$1,363,890
Unsecured senior debt securities	1,025,000	925,000
Unsecured debt	9,482	9,628
Unsecured credit facility	261,369	275,739

Total debt	2,753,481	2,574,257
Dividends payable	40,813	39,076
Accounts payable and other liabilities	167,801	148,019

Total liabilities	2,962,095	2,761,352
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	663,087	659,487
Preferred unitholders	241,873	241,899
Limited partnership unitholders	89,688	91,029

Total minority interests	994,648	992,415
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,018
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,195	55,355
Common stock $.01 par value, 500,000,000 shares authorized, 82,595,709 and 81,792,913 issued and outstanding, respectively	826	818
Additional paid-in capital	1,557,629	1,561,203
Retained earnings	—	—
Accumulated other comprehensive income	540	1,505

Total stockholders’ equity	1,662,207	1,666,899

Total liabilities and stockholders’ equity	$5,618,950	$5,420,666

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

	For the Three Months Ended
	March 31,

	2004	2003

	(Unaudited, dollars in
	thousands, except share and per
	share amounts)
REVENUES
Rental revenues	$163,812	$148,523
Private capital income	2,429	2,361

Total revenues	166,241	150,884

COSTS AND EXPENSES
Property operating expenses	(24,045)	(21,715)
Real estate taxes	(19,427)	(17,941)
Depreciation and amortization	(38,234)	(34,433)
General and administrative	(15,036)	(12,186)

Total costs and expenses	(96,742)	(86,275)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	1,709	1,235
Interest and other income	1,665	1,393
Gains from dispositions of real estate	—	7,429
Interest, including amortization	(39,425)	(35,914)

Total other income and expenses	(36,051)	(25,857)

Income before minority interests and discontinued operations	33,448	38,752

Minority interests’ share of income:
Joint venture partners’ share of operating income	(9,229)	(7,636)
Preferred unitholders	(4,912)	(6,380)
Limited partnership unitholders	(955)	(1,328)

Total minority interests’ share of income	(15,096)	(15,344)

Income from continuing operations	18,352	23,408

Discontinued operations:
(Loss) Income attributable to discontinued operations, net of minority interests	(246)	7,941
(Loss) Gains from dispositions of real estate, net of minority interests	(286)	28,029

Total discontinued operations	(532)	35,970

Net income	17,820	59,378
Preferred stock dividends	(1,783)	(2,123)

Net income available to common stockholders	$16,037	$57,255

BASIC INCOME PER COMMON SHARE
Income from continuing operations (includes preferred stock dividends)	$0.20	$0.26
Discontinued operations	—	0.45

Net income available to common stockholders	$0.20	$0.71

DILUTED INCOME PER COMMON SHARE
Income from continuing operations (includes preferred stock dividends)	$0.19	$0.26
Discontinued operations	—	0.43

Net income available to common stockholders	$0.19	$0.69

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	81,691,434	81,097,725

Diluted	84,861,965	82,514,156

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003

	2004	2003

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,820	$59,378
Adjustments to net income:
Straight-line rents	(3,963)	(2,380)
Depreciation and amortization	38,234	34,433
Stock-based compensation amortization	2,557	1,941
Recognition of below market leases	(205)	—
Equity in earnings of unconsolidated joint ventures	(1,709)	(1,235)
Gains from dispositions of real estate	—	(7,429)
Debt premiums, discounts and finance cost amortization, net	339	(99)
Total minority interests’ share of net income	15,096	15,344
Discontinued operations:
Depreciation and amortization	17	740
Joint venture partners’ share of net income	(1)	145
Limited partnership unitholders’ share of net income	(15)	459
Loss (Gains) from dispositions of real estate, net of minority interests	286	(28,029)
Changes in assets and liabilities:
Accounts receivable and other assets	(2,456)	(2,570)
Accounts payable and other liabilities	1,259	6,107

Net cash provided by operating activities	67,259	76,805

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,616	12,767
Cash paid for property acquisitions	(60,899)	(10,494)
Additions to land, buildings, development costs and other first generation improvements	(97,702)	(56,058)
Additions to second generation building improvements and lease costs	(15,650)	(10,880)
Net proceeds from divestiture of real estate	4,731	200,522
Additions to interests in unconsolidated joint ventures	(814)	(809)
Distributions received from unconsolidated joint ventures	568	2,116
Repayment of mortgage receivable	19,525	—

Net cash (used in) provided by investing activities	(146,625)	137,164

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	12,048	1,179
Repurchase and retirement of common and preferred stock	—	(20,562)
Borrowings on secured debt	29,953	7,913
Payments on secured debt	(8,735)	(40,688)
Payments on unsecured debt	(146)	—
Borrowings on unsecured credit facility	94,684	112,464
Payments on unsecured credit facility	(111,063)	(190,000)
Borrowings on Alliance Fund II credit facility	—	6,000
Payment of financing fees	(199)	(36)
Net proceeds from issuances of senior debt securities	99,390	—
Issuance costs on preferred stock or units	(161)	—
Contributions from co-investment partners	3,890	7,039
Dividends paid to common and preferred stockholders	(35,149)	(37,728)
Distributions to minority interests, including preferred units	(10,759)	(14,089)

Net cash provided by (used in) financing activities	73,753	(168,508)

Effect of exchange rate changes on cash	1,682	—

Net (decrease) increase in cash and cash equivalents	(3,931)	45,461
Cash and cash equivalents at beginning of period	127,678	89,332

Cash and cash equivalents at end of period	$123,747	$134,793

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$29,109	$29,756
Acquisition of properties	$134,160	$10,867
Non-cash transactions:
Assumption of secured debt	(67,026)	—
Assumption of other assets and liabilities	(4,802)	—
Acquisition capital	(1,433)	(373)

Net cash paid	$60,899	$10,494

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004

		Common Stock				Accumulated
				Additional		Other
	Preferred	Number of		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income	Total

	(Unaudited, dollars in thousands)
Balance as of December 31, 2003	$103,373	81,792,913	$818	$1,561,203	$—	$1,505	$1,666,899
Net income	1,783	—	—	—	16,037	—
Unrealized gain on securities	—	—	—	—	—	(812)
Currency translation adjustment	—	—	—	—	—	(153)
Total comprehensive income							16,855
Issuance of restricted stock, net	—	192,138	2	6,743	—	—	6,745
Issuance of stock options, net	—	—	—	4,545	—	—	4,545
Exercise of stock options	—	600,326	6	12,042	—	—	12,048
Conversion of partnership units	—	10,332	—	352	—	—	352
Stock-based deferred compensation	—	—	—	(11,290)	—	—	(11,290)
Stock-based compensation amortization	—	—	—	2,557	—	—	2,557
Reallocation of partnership interest	—	—	—	543	—	—	543
Issuance costs	(161)	—	—	—	—	—	(161)
Dividends	(1,783)	—	—	(19,066)	(16,037)	—	(36,886)

Balance as of March 31, 2004	$103,212	82,595,709	$826	$1,557,629	$—	$540	$1,662,207

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

1.	Organization and Formation of the Company

      AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, development and operation of primarily industrial properties in key distribution markets throughout North America, Europe and Asia. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries.

      As of March 31, 2004, the Company owned an approximate 94.6% general partnership interest in the Operating Partnership, excluding preferred units. The remaining 5.4% limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of March 31, 2004, the Company had investments in six co-investment joint ventures, which are consolidated for financial reporting purposes.

      AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients and co-investment joint venture clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, also conducts a variety of businesses that include development projects available for sale to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are wholly-owned subsidiaries of the Operating Partnership and/or the Company.

      As of March 31, 2004, the Company owned 954 operating industrial buildings, as well as retail and other properties, aggregating approximately 88.8 million rentable square feet, located in 34 markets throughout North America and in France, Germany and Japan. The Company’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These markets are generally tied to global trade. As of March 31, 2004, the Company’s industrial buildings, principally warehouse distribution buildings, encompassed approximately 88.3 million rentable square feet and were 92.7% leased. As of March 31, 2004, the Company’s retail centers, principally grocer-anchored community shopping centers, and other properties encompassed approximately 0.5 million rentable square feet and were 75.9% leased.

      As of March 31, 2004, through AMB Capital Partners, the Company also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million rentable square feet. In addition, the Company had investments in industrial operating properties, totaling approximately

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.9 million rentable square feet, through unconsolidated joint ventures. As of March 31, 2004, the Company also had investments in industrial development projects throughout North America, and in Spain, Singapore and Japan, totaling approximately 7.3 million square feet. Some of the development projects in the U.S. were available for sale.

2.	Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, of a normal, recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2004, are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions and records an intangible asset or liability accordingly when deemed material. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there are no impairments of the carrying values of its investments in real estate as of March 31, 2004.

      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

      Comprehensive Income. The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $16.9 million and $59.5 million for the three months ended March 31, 2004 and 2003, respectively.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant nonrecurring transactions using the rate on the transaction date. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

      The Company’s foreign subsidiaries whose functional currency is the U.S. dollar may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in the Company’s results of operations.

      The Company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

      Stock-based compensation expense. In 2002, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the three to five-year vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock-based compensation expense was $2.6 million and $1.9 million during the three months ended March 31, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.

      New Accounting Pronouncements. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The Company adopted the consolidation requirements of FIN 46R in the first quarter of 2004 and determined that none of its consolidated or unconsolidated joint ventures are variable interest entities under the provisions of FIN 46R.

3.	Real Estate Acquisition and Development Activity

      During the three months ended March 31, 2004, the Company acquired seven industrial buildings, aggregating approximately 1.3 million square feet for a total expected investment of $134.2 million, of which the Company acquired two industrial buildings aggregating approximately 0.3 million square feet through two of the Company’s co-investment joint ventures, for a total expected investment of $32.7 million. During the three months ended March 31, 2003, the Company acquired two industrial buildings, aggregating approximately 0.2 million square feet, through two of its co-investment joint ventures for a total expected investment of $10.9 million.

      During the three months ended March 31, 2004, the Company initiated five new industrial development projects in North America with a total expected investment of $69.5 million, aggregating approximately 1.1 million square feet and one new industrial development in Japan with a total expected investment of $82.5 million, aggregating approximately 0.7 million square feet. During the three months ended March 31, 2003, the Company completed two industrial buildings with a total expected investment at $12.6 million, aggregating approximately 0.2 million square feet. The Company also initiated four new industrial develop-

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment projects in North America with a total expected investment of $36.4 million, aggregating approximately 0.6 million square feet during the three months ended March 31, 2003.

      As of March 31, 2004, the Company had in its development pipeline: (1) 22 industrial projects, which will total approximately 6.7 million square feet and will have an aggregate estimated investment of $385.2 million upon completion and (2) four development projects available for sale, which will total approximately 0.6 million square feet and will have an aggregate estimated investment of $38.8 million upon completion. As of March 31, 2004, the Company and its Development Alliance Partners had funded an aggregate of $195.3 million and needed to fund an estimated additional $228.7 million in order to complete current and planned projects. The Company’s development pipeline includes projects expected to be completed through the second quarter of 2006.

4.	Gains from Dispositions of Real Estate, Development Sales, and Discontinued Operations

      Gains from Dispositions of Real Estate. On February 19, 2003, the Company contributed $94.0 million in operating properties, consisting of 24 industrial buildings, aggregating approximately 2.4 million square feet, to its newly formed unconsolidated joint venture, Industrial Fund I, LLC. For the three months ended, March 31, 2003, the Company recognized a gain of $7.4 million on the contribution, representing the portion of the contributed properties acquired by the third-party investors in exchange for cash. For the three months ended March 31, 2004, no such gain was recognized by the Company.

      Discontinued Operations. The Company reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2004, the Company divested itself of one industrial building, aggregating approximately 48,000 square feet, for an aggregate price of $5.0 million, with a resulting net loss of $0.3 million. During the three months ended March 31, 2003, the Company divested itself of ten industrial buildings, aggregating approximately 1.6 million square feet, for an aggregate price of $127.0 million, with a resulting net gain of $28.0 million.

      Properties Held for Divestiture. As of March 31, 2004, the Company had decided to divest itself of one industrial building and one undeveloped land parcel with an aggregate net book value of $9.6 million. The properties either are not in the Company’s core markets or do not meet its current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144, (dollars in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Rental revenues	$86	$11,956
Straight-line rents	—	263
Property operating expenses	(49)	(973)
Real estate taxes	(80)	(653)
Depreciation and amortization	(17)	(740)
Interest, including amortization	(202)	(1,308)
Joint venture partners’ share of income (loss)	1	(145)
Limited partnership unitholders’ share of income	15	(459)

(Loss) Income attributable to discontinued operations	$(246)	$7,941

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2004 and December 31, 2003, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Accounts receivable, net	$—	$—
Other assets	$126	$116
Secured debt	$—	$—
Accounts payable and other liabilities	$61	$7

5.	Mortgage Receivable

      Through a wholly-owned subsidiary, the Company holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Company also holds various other mortgages receivable from property sales. The Company’s mortgages receivable at March 31, 2004 and December 31, 2003, consisted of the following (dollars in thousands):

			March 31,	December 31,		Ownership
Mortgage Receivable	Market	Maturity	2004	2003	Rate	Percentage(1)

1. Pier 1	San Francisco Bay Area	May 2026	$13,018	$13,042	13.0%	100%
2. Platinum Distribution Center	No. New Jersey	February 2004	—	19,500	6.0%	20%
3. Platinum Distribution Center	No. New Jersey	November 2006	1,300	1,300	12.0%	20%
4. North Bay Distribution Center/ BAB	San Francisco Bay Area	December 2004	7,040	7,040	5.5%	100%
5. North Bay Distribution Center/ Corovan	San Francisco Bay Area	December 2004	2,262	2,263	7.3%	100%

Total Mortgages Receivable			$23,620	$43,145

(1)	Represents the Company’s ownership percentage in the co-investment joint venture or entity that holds the mortgage investment.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

      As of March 31, 2004, and December 31, 2003, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Wholly-owned secured debt, varying interest rates from 4.0% to 10.4%, due June 2004 to January 2014 (weighted average interest rates of 7.6% and 8.1% at March 31, 2004 and December 31, 2003, respectively)	$362,142	$291,516
Consolidated joint venture secured debt, varying interest rates from 2.5% to 9.5%, due July 2004 to June 2023 (weighted average interest rate of 6.7% at March 31, 2004 and December 31, 2003)	1,079,283	1,061,585
Unsecured senior debt securities, varying interest rates from 1.5% to 8.0%, due June 2005 to June 2018 (weighted average interest rates of 6.5% and 6.8% at March 31, 2004 and December 31, 2003, respectively)	1,025,000	925,000
Unsecured debt, due June 2013 and November 2015, interest rate of 7.5%	9,482	9,628
Unsecured credit facility, variable interest rate, due December 2005 (weighted average interest rates of 1.1% and 1.9% at March 31, 2004 and December 31, 2003, respectively)	261,369	275,739

Total debt before unamortized premiums	2,737,276	2,563,468
Unamortized premiums	16,205	10,789

Total consolidated debt	$2,753,481	$2,574,257

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of March 31, 2004 and December 31, 2003, the total gross investment book value of those properties securing the debt was $2.7 billion and $2.6 billion, respectively, including $1.8 billion and $1.8 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for five loans with an aggregate principal amount of $51.8 million as of March 31, 2004, which bear interest at variable rates (weighted average interest rate of 4.0% as of March 31, 2004). The secured debt has various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the Company had 46 non-recourse, secured loans, which are cross-collateralized by 90 properties, totaling $1.0 billion (not including unamortized debt premiums).

      As of March 31, 2004, the Operating Partnership had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.5% and had an average term of 5.4 years. These unsecured senior debt securities include $100.0 million in notes, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program. As of March 31, 2004, the Operating Partnership’s 2002 medium-term note program had a remaining capacity of $175.0 million. The Operating Partnership intends to continue to issue medium-term notes, guaranteed by the Company, under its 2002 program from time to time and as market conditions permit. The unsecured senior debt securities are subject to various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of March 31, 2004.

      On March 16, 2004, the Operating Partnership issued $100.0 million aggregate principal amount of medium-term notes under its 2002 program. The Company guaranteed the principal amount and interest on the notes, which mature on March 1, 2009, and bear interest at 3.5% per annum.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Operating Partnership’s $500.0 million unsecured credit facility matures in December 2005, has a one-year extension option and is subject to a 20 basis point annual facility fee. The Company guarantees the Operating Partnership’s obligations under the credit facility. The credit facility includes a multi-currency component, which was amended effective July 10, 2003, to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the Operating Partnership has an investment grade credit rating). U.S. dollar borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japanese Yen TIBOR rate plus 60 basis points. Both the facility fee and the interest rate are based on the Operating Partnership’s credit rating, which is currently investment grade. The Operating Partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The Company uses its unsecured credit facility principally for acquisitions, funding our development activity and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of the Company’s unencumbered properties. As of March 31, 2004, the outstanding balance on the credit facility was $261.4 million and the remaining amount available was $205.9 million, net of outstanding letters of credit of $32.7 million (excluding the additional $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen and translated to U.S. dollars at March 31, 2004, of $60.3 million and $131.0 million, respectively. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants at March 31, 2004.

      As of March 31, 2004, the scheduled maturities of the Company’s total debt, excluding unamortized debt premiums, were as follows (dollars in thousands):

	Wholly-		Unsecured
	owned	Joint	Senior
	Secured	Venture	Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total

2004	$53,605	$36,694	$—	$454	$261,369	$352,122
2005	46,093	62,967	250,000	647		359,707
2006	84,444	64,534	75,000	698	—	224,676
2007	16,313	53,197	75,000	752	—	145,262
2008	34,644	162,296	175,000	810	—	372,750
2009	6,041	107,164	100,000	873	—	214,078
2010	52,930	133,093	75,000	941	—	261,964
2011	19,690	275,536	75,000	1,014	—	371,240
2012	3,853	161,538	—	1,093	—	166,484
2013	44,490	2,045	75,000	920	—	122,455
Thereafter	39	20,219	125,000	1,280	—	146,538

Total	$362,142	$1,079,283	$1,025,000	$9,482	$261,369	$2,737,276

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

      Minority interests in the Company represent the limited partnership interests in the Operating Partnership, limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

several real estate joint ventures, aggregating approximately 38.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company owns a majority interest or exercises significant control over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. The Company’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development, of industrial buildings in target markets nationwide.

      The Company’s co-investment joint ventures’ total investments in properties at March 31, 2004 and December 31, 2003 (dollars in thousands) were:

		Company’s
		Ownership	March 31,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2004	2003

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$157,803	$156,174
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	421,708	417,902
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	468,009	428,837
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	409,603	408,507
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	460,256	449,709
AMB-AMS, L.P.(4)	BPMT and TNO(5)	39%	—	—

Total			$1,917,379	$1,861,129

(1)	Included 15 institutional investors as stockholders as of March 31, 2004.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders and one third party limited partner as of March 31, 2004.

(4)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

(5)	BPMT is Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interest liability as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003

Joint venture partners	$663,087	$659,487
Common limited partners in the Operating Partnership	86,944	88,248
Series J preferred units (liquidation preference of $40,000)	38,883	38,883
Series K preferred units (liquidation preference of $40,000)	38,932	38,932
Held through AMB Property II, L.P.:
Class B common limited partnership units	2,744	2,781
Series D preferred units (liquidation preference of $79,767)	77,658	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$994,648	$992,415

      The following table distinguishes the minority interests’ share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Joint Venture Partners	$9,229	$7,636
Common limited partners in the Operating Partnership	926	1,328
Series B preferred units (repurchased in November 2003)	—	1,402
Series J preferred units (liquidation preference of $40,000)	795	795
Series K preferred units (liquidation preference of $40,000)	795	795
Held through AMB Property II, L.P.:
Class B common limited partnership units	29	—
Series D preferred units (liquidation preference of $79,767)	1,545	1,545
Series E preferred units (liquidation preference of $11,022)	214	214
Series F preferred units (liquidation preference of $10,057)	200	266
Series H preferred units (liquidation preference of $42,000)	853	853
Series I preferred units (liquidation preference of $25,500)	510	510

Total minority interests’ share of income	$15,096	$15,344

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in Unconsolidated Joint Ventures

      The Company’s unconsolidated joint ventures’ net equity investments at March 31, 2004 and December 31, 2003 (dollars in thousands) were:

				March 31,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Alliance Partner	Square Feet	2004	2003	Percentage

1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$32,429	$31,548	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	928	1,091	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	462	487	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,446,334	4,137	4,173	15%
5. Sterling Distribution Center	Los Angeles	Majestic Realty	1,880,000	10,229	12,643	50%
6. Airport Logistics Park of Singapore Phase I	Singapore	Boustead Projects	230,460	2,233	2,067	50%
7. Nash Logistics Center	Los Angeles	AMB — IAC	75,000	3,588	—	50%

Total Unconsolidated Joint Ventures			10,110,967	$54,006	$52,009

      Under the agreements governing the joint ventures, the Company and the other parties to the joint venture may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

      The Company also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture to redevelop the Company’s office space in San Francisco. The investment is not consolidated because the Company does not exercise significant control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Company has an option, beginning January 1, 2007 and expiring December 31, 2009, to purchase the remaining equity interest based on the fair market value as stipulated in the operating agreement.

9.	Stockholders’ Equity

      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to the limitations that limited partners may not exercise this right if such exercise would result in any person actually or constructively owning shares of common stock in excess of the ownership limit or any other amount specified by the board of directors of the Company, assuming common stock was issued in the exchange. During the three months

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2004, the Operating Partnership redeemed 10,332 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

      During the three months ended March 31, 2003, the Company repurchased and retired 787,800 shares of its common stock for an aggregate purchase price of $20.6 million, including commissions. In December 2003, the Company’s board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million worth of common stock. During the three months ended March 31, 2004, the Company did not repurchase any of its common stock.

      The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of March 31, 2004: 1,595,337 shares of series D preferred; 220,440 shares of series E preferred; 201,139 shares of series F preferred; 840,000 shares of series H preferred; 510,000 shares of series I preferred; 800,000 shares of series J preferred; 800,000 shares of series K preferred; 2,300,000 shares of series L preferred; and 2,300,000 shares of series M preferred. The following table sets forth the dividends and distributions paid per share or unit:

		For the
		Three Months
		Ended March 31,

Paying Entity	Security	2004	2003

AMB Property Corporation	Common stock	$0.425	$0.415
AMB Property Corporation	Series A preferred stock	n/a	$0.531
AMB Property Corporation	Series L preferred stock	$0.406	n/a
AMB Property Corporation	Series M preferred stock	$0.422	n/a
Operating Partnership	Common limited partnership units	$0.425	$0.415
Operating Partnership	Series A preferred units	n/a	$0.531
Operating Partnership	Series B preferred units	n/a	$1.078
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994
Operating Partnership	Series L preferred units	$0.406	n/a
Operating Partnership	Series M preferred units	$0.422	n/a
AMB Property II, L.P.	Class B common limited partnership units	$0.425	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000

10.	Income Per Share

      The Company’s only dilutive securities outstanding for the three months ended March 31, 2004 and 2003, were stock options and restricted stock granted under its Stock Incentive Plans. The effect on income per

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

	2004	2003

Weighted Average Common Shares
Basic	81,691,434	81,097,725
Stock options and restricted stock	3,170,531	1,416,431

Diluted weighted average common shares	84,861,965	82,514,156

11.	Segment Information

      The Company mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 98% of the Company’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The remaining 2% of the Company’s portfolio is comprised of retail and other properties located in Southeast Florida, Atlanta, Boston and Baltimore. The Company does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

      The industrial domestic target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The industrial domestic non-target markets category captures all of the Company’s other U.S. markets, except for those markets listed individually in the table. The international target markets

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

category includes France, Germany, Japan and Mexico. Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,

Segments	2004	2003	2004	2003

Industrial domestic hub and gateway markets:
Atlanta	$7,687	$6,839	$6,143	$5,452
Chicago	11,061	10,904	7,364	7,627
Dallas/ Fort Worth	4,140	4,097	2,805	2,818
Los Angeles	24,935	22,298	20,105	18,038
Northern New Jersey/ New York	13,687	13,047	9,444	9,133
San Francisco Bay Area	23,219	24,472	18,561	19,848
Miami	8,305	8,055	5,908	5,659
Seattle	10,379	6,887	8,158	5,500
On-Tarmac	14,130	11,627	7,802	6,209

Total industrial domestic hub markets	117,543	108,226	86,290	80,284
Total industrial domestic target markets	26,881	26,078	19,285	18,351
Total industrial domestic non-target markets	9,030	18,455	5,879	14,324
International target markets	4,782	1,431	3,918	1,264
Straight-line rents	3,963	2,380	3,963	2,380
Total retail and other markets	1,699	3,909	962	2,594
Discontinued operations	(86)	(11,956)	43	(10,330)

Total	$163,812	$148,523	$120,340	$108,867

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

      The Company considers NOI to be an appropriate supplemental performance measure because NOI reflects the operating performance of the Company’s real estate portfolio on a segment basis and the Company uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Company’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. Further, the Company’s NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculating NOI. The following table is a reconciliation from NOI to reported net income, a financial measure under generally accepted accounting principles in the United States:

	For the Three Months
	Ended March 31,

	2004	2003

Property NOI	$120,340	$108,867
Private capital income	2,429	2,361
Depreciation and amortization	(38,234)	(34,433)
General and administrative	(15,036)	(12,186)
Equity in earnings of unconsolidated joint ventures	1,709	1,235
Interest and other income	1,665	1,393
Gains from dispositions of real estate	—	7,429
Interest, including amortization	(39,425)	(35,914)
Total minority interests’ share of income	(15,096)	(15,344)
Total discontinued operations	(532)	35,970

Net income	$17,820	$59,378

      The Company’s gross investment in real estate by market was:

	Total Gross Investment as of

	March 31, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$276,981	$275,810
Chicago	383,423	381,364
Dallas/ Fort Worth	154,443	152,661
Los Angeles	886,553	854,896
Northern New Jersey/ New York	528,331	516,712
San Francisco Bay Area	867,684	862,173
Miami	335,128	329,107
Seattle	395,983	393,160
On-Tarmac	263,253	262,046

Total industrial domestic hub markets	4,091,779	4,027,929
Total industrial domestic target markets	833,774	764,097
Industrial domestic non-target markets and other	290,202	290,982
International target markets	184,096	160,974
Total retail and other markets	48,227	48,097
Construction in progress	282,576	199,628

Total investments in properties	$5,730,654	$5,491,707

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles gross investment in real estate by market to total assets:

	March 31, 2004	December 31, 2003

Total investments in properties	$5,730,654	$5,491,707
Accumulated depreciation and amortization	(511,611)	(474,452)

Net investments in properties	5,219,043	5,017,255
Investments in unconsolidated joint ventures	54,006	52,009
Properties held for divestiture, net	9,628	11,751

Net investments in real estate	5,282,677	5,081,015
Cash and cash equivalents	123,747	127,678
Restricted cash	27,156	28,985
Mortgages receivable	23,620	43,145
Accounts receivable, net of allowance for doubtful accounts	92,081	88,452
Other assets	69,669	51,391

Total assets	$5,618,950	$5,420,666

12.	Commitments and Contingencies

Commitments

      Lease Commitments. The Company holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 45 years. Operating lease payments are being amortized ratably over the terms of the related leases.

      Standby Letters of Credit. As of March 31, 2004, the Company had provided approximately $39.0 million in letters of credit, of which $32.7 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than disclosed elsewhere in this report, as of March 31, 2004, the Company had outstanding guarantees in the aggregate amount of $5.8 million in connection with certain acquisitions, which are currently expected to close in 2004. As of March 31, 2004 the Company has also guaranteed $2.2 million and $26.5 million of outstanding construction loans on one of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively. The maximum borrowing capacity of these construction loans were $30.0 million and $69.0 million, respectively, as of March 31, 2004.

      Performance and Surety Bonds. As of March 31, 2004, the Company had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

      Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, the Company may be obligated to make payments to certain of joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Company’s business, the Company

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enters into various contracts with third parties that may obligate it to make payments or perform other obligations upon the occurrence of certain events.

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

      Environmental Matters. The Company monitors its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental insurance and believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and current industry practice.

      General Uninsured Losses. The Company carries property and rental loss, liability, flood and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and current industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, it is not certain that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

      Captive Insurance Company. In December 2001, the Company formed a wholly-owned captive insurance company, Arcata National Insurance Ltd. (“Arcata”), which provides insurance coverage for all or a portion of losses below the deductible under the Company’s third-party policies. The Company capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience at the Company’s properties. Annually, the Company engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Premiums paid to Arcata have a retrospective component, so that if expenses, including losses and deductibles, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers) and conversely, subject to certain limitations, if expenses, including losses, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums will be recognized in the subsequent year. Through this structure, the Company believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

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

      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing);

•	a downturn in California’s economy or real estate conditions;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired from our predecessors or in connection with acquired properties;

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	changes in local, state and federal regulatory requirements;

•	environmental uncertainties; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986.

      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” in our Annual Report on Form 10-K for the year ended December 31, 2003. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

      Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property Corporation, AMB Property, L.P. and their other controlled subsidiaries, and the references to AMB Property Corporation include AMB Property, L.P. and their other controlled subsidiaries. We refer to AMB Property, L.P. as the “operating partnership.” The following marks are our registered trademarks: AMB®; Development

Alliance Partners®; HTD®; High Throughput Distribution®; Management Alliance Program®; Strategic Alliance Partners®; Strategic Alliance Programs®; and UPREIT Alliance Program®.

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

Management’s Overview

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

      Although the weak economy over the past three years has decreased customer demand for space and has limited or in most cases lowered rental rates, many types of investors are acquiring industrial real estate. We believe that we have capitalized on this opportunity by accelerating the repositioning of our portfolio through the disposition of properties. While we continue to sell assets on an opportunistic basis, we believe that we have substantially achieved our near-term strategic disposition goals. Property dispositions result in reinvestment capacity and trigger gain/loss recognition, but they also create near-term earnings dilution. However, we believe that, in the long-term, the repositioning of our portfolio will benefit our stockholders.

      The table below summarizes our leasing activity for industrial operating properties for the three months ended March 31, 2004 and 2003:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets	Average

For the three months ended March 31, 2004:
% of total rentable square feet	74.6%	25.4%	100.0%
Occupancy percentage at period end	93.2%	91.2%	92.7%
Same space square footage leased	3,842,026	617,077	4,459,103
Rent increases/(decreases) on renewals and rollovers	(15.7)%	8.0%	(14.7)%
For the three months ended March 31, 2003:
% of total rentable square feet	74.9%	25.1%	100.0%
Occupancy percentage at period end	92.9%	91.2%	92.5%
Same space square footage leased	3,019,803	1,889,483	4,909,286
Rent increases/(decreases) on renewals and rollovers	(12.6)%	5.9%	(6.6)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.

      During the quarter ended March 31, 2004, we observed two positive trends nationally for industrial real estate, supported by data provided by Torto Wheaton Research. First, national industrial space availability remained essentially unchanged for the third consecutive quarter at approximately 11.7%. This leveling of space availability is a positive change from the preceding 11 quarters when national availability increased on average 45 basis points per quarter. According to Torto Wheaton Research, the overall industrial market deteriorated rapidly from its peak levels at the end of 2000, when availability was 6.6%, through the second quarter of 2002, when availability reached 10.8%. Subsequently, national industrial availability has deteriorated at a more modest rate, declining an average of 13 basis points per quarter, reaching 11.7% at March 31, 2004. Second, national absorption of industrial space, defined as the net change in occupied stock as measured by square feet of completions less the change in vacant square feet, totaled approximately 15-20 million square feet in the quarter ended March 31, 2004. This represented the third consecutive quarter of positive absorption, following ten quarters in which absorption averaged a negative 17.2 million square feet per quarter.

      Against this backdrop, occupancy levels in our industrial portfolio decreased to 92.7% at March 31, 2004 from 93.1% at December 31, 2003 reflecting higher levels of lease expiration activity in our portfolio. During this period, our lease expirations totaled approximately 6.3 million square feet while commencements of new or renewed leases totaled approximately 5.7 million square feet, resulting in a decrease in our occupancy of approximately 40 basis points. Our March 31, 2004 occupancy was 20 basis points higher than at March 31, 2003 and was approximately 440 basis points greater than the overall industrial market at March 31, 2004, according to Torto Wheaton Research.

      Rents on industrial renewals and rollovers in our portfolio decreased 14.7% during the first quarter of 2004 as leases were entered into or renewed at rates consistent with current market levels. We believe this decline in rents on lease renewals and rollovers reflects trends in national availability for industrial space. We believe that relatively high levels of national industrial space availability have caused market rents for industrial properties to decline between 10% and 20% from their peak levels in 2001. Rental rates in our portfolio declined at a lower rate in the quarter ended March 31, 2004 than in the prior quarter, which we think indicates a stabilization of market rental rate levels. While the level of rental rate reduction varied by market, we maintained occupancy in our portfolio approximately 440 basis points in excess of the national industrial market, by pricing lease renewals and new leases with sensitivity to local market conditions. In periods of decreasing rental rates, we strive to sign leases with shorter terms to prevent locking-in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering modest tenant improvement packages, appropriate to the lease term. We generally followed this practice during the quarter ended March 31, 2004.

      During the first quarter of 2004, we continued to expand our development pipeline, because we believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We have increased our development pipeline from a low of $107.0 million at the end of 2002 to $385.2 million at March 31, 2004. In addition to our committed development pipeline, we hold over 600 acres of land, which could support approximately 10.8 million square feet of additional development.

      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of capital for acquisitions. We also expect to contribute certain development properties to co-investment joint ventures upon stabilization. Through these co-investment joint ventures we earn acquisition fees, asset management fees and priority distributions as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures and in certain cases, development fees; however, there can be no assurance that we will continue to do so.

      To maintain our qualification as a real estate investment trust, we must pay dividends to our stockholders aggregating annually at least 90% of our taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other corporations that are not real estate investment trusts can. We must continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments. See “Liquidity and Capital Resources” for a complete discussion of the sources of our capital.

Summary of Key Transactions

      During the three months ended March 31, 2004, we completed the following capital deployment transactions:

•	Acquired seven buildings in the U.S., Mexico and Japan, aggregating approximately 1.3 million square feet, for an aggregate of $134.2 million, including $32.7 million invested through two of our co-investment joint ventures;

•	Expanded our development pipeline, which at March 31, 2004, included projects in the U.S., Mexico, Singapore, Spain and Japan totaling 6.7 million square feet with an expected total investment of $385.2 million, of which $171.5 million was funded as of March 31, 2004 and of which 27% was pre-leased; and

•	Divested ourselves of one industrial building, aggregating 48,384 square feet, for a price of $5.0 million.

      See Part I. “Item 1: Notes 3 and 4 of the Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

      During the three months ended March 31, 2004, we completed the following capital markets transactions:

•	Issued $100.0 million of fixed-rate senior unsecured notes under the operating partnership’s medium-term note program. We guarantee the notes, which mature on March 1, 2009 and bear an annual interest rate of 3.5%;

•	Obtained long-term secured debt financings for our co-investment joint ventures totaling $5.4 million at an average rate of 4.7%;

•	Assumed $67.0 million of debt for our co-investment joint ventures at a weighted average interest rate of 6.6%; and

•	Obtained $22.4 million of debt with a 4.7% interest rate for an international acquisition.

      See Part I. “Item 1: Notes 6, 7 and 9 of the Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets and equity transactions.

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

      Joint Ventures. We hold interests in both consolidated and unconsolidated joint ventures. Our joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, we determine consolidation based on standards set forth in EITF 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights, and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. Based on the guidance set forth in these pronouncements, we consolidate certain joint venture investments because we own a majority interest or exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. For joint ventures where we do not own a majority interest or do not exercise significant control over major operating and management decisions, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes.

      Real Estate Investment Trust. As a real estate investment trust, we generally will not be subject to corporate level federal income taxes if we meet minimum distribution, income, asset and shareholder tests. However, some of our subsidiaries may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on our taxable income arising from our taxable REIT subsidiaries and foreign entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. However, deferred tax is an immaterial component of our consolidated balance sheet.

THE COMPANY

      AMB Property Corporation, a Maryland corporation, acquires, develops and operates primarily industrial properties in key distribution markets throughout North America, Europe and Asia. We commenced operations as a fully integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Increasingly, our properties are designed for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with close proximity to airports, seaports and major freeway systems. As of March 31, 2004, we owned, managed and had renovation and development projects totaling 104.5 million square feet (9.7 million square meters) and 1,070 buildings in 36 markets within seven countries.

      We operate our business through our subsidiary, AMB Property, L.P., a Delaware limited partnership. As of March 31, 2004, we owned an approximate 94.6% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

      Our investment strategy targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than 3.0 times the world gross domestic product (“GDP”) growth rate during the last 20 years. To serve the facilities needs of these customers, we invest in major distribution markets, transportation hubs and gateways in both the U.S. and internationally. Our target markets are characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by annualized base rents, 66.2% of our industrial properties are concentrated in eight U.S. hub and gateway distribution markets: Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle. Our on-tarmac properties account for 8.7% of our annualized base rents.

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

      We focus our investment strategy on High Throughput Distribution®, or HTD® facilities, which are buildings designed to quickly distribute our customers’ products, rather than store them. Our investment focus on HTD assets is based on the global trend toward lower inventory levels and expedited supply chains. HTD facilities generally have a variety of characteristics that allow for the rapid transport of goods from point-to-point. Examples of these physical characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies and that these facilities function best when located in convenient proximity to transportation infrastructure such as major airports and seaports.

      As of March 31, 2004, we owned and operated (exclusive of properties that we managed for third parties) 954 industrial buildings, as well as retail and other properties, totaling approximately 88.8 million rentable square feet, located in 34 markets throughout North America and in France, Germany and Japan. As of March 31, 2004, through our subsidiary, AMB Capital Partners, LLC, we also managed, but did not have an ownership interest in, industrial buildings and retail centers, totaling approximately 0.5 million rentable square feet. In addition, as of March 31, 2004, we had investments in operating industrial buildings, totaling approximately 7.9 million rentable square feet, through investments in unconsolidated joint ventures. As of March 31, 2004, we also had investments in industrial development projects, some of which are part of our development-for-sale program, totaling approximately 7.3 million square feet. As of March 31, 2004, we had one retail land parcel and one industrial building held for divestiture.

      We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ended December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. Through our Strategic Alliance Program®, we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.

      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We also maintain regional offices in Boston, Chicago, Amsterdam, and Tokyo. As of March 31, 2004, we employed 189 individuals, 129 at our San Francisco headquarters, 46 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this quarterly report.

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

      We believe that real estate is fundamentally a local business and best operated by forging alliances with service providers in each target market. We believe that this strategy results in a mutually beneficial relationship as these alliance partners provide us with high-quality, local market expertise and intelligence. We believe that we, in turn, contribute value to the alliances through our global customer relationships, industry knowledge, perspective and financial strength. We actively manage our portfolio, including the establishment of leasing strategies, negotiation of lease terms, pricing, and level and timing of property improvements.

      We believe our alliances give us both local market benefits and flexibility to focus on our core competencies, which are developing and executing our strategic approach to real estate investment and management and raising private capital to finance growth.

Growth Strategies

Growth Through Operations

      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, by working to: maintain a high occupancy rate at our properties; and control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. However, during the three months ended March 31, 2004, our average industrial base rental rates decreased by 14.7%, from the expiring rent for that space, on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial market weakened, we have focused on maintaining occupancy. During the three months ended March 31, 2004, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes) decreased by 3.1% on our industrial properties. For the six full calendar years following our initial public offering, our cash-basis same-store net operating income growth has outperformed our industrial peer average by approximately 180 basis points. Since our initial public offering in November 1997, we have experienced average annual increases in industrial base rental rates of 9.3% and maintained an average occupancy of 94.9%. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See Part I. “Item 1: Note 11 of the Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth Through Acquisitions and Capital Redeployment

      We believe that our significant acquisition experience, our alliance-based operating strategy and our extensive network of property acquisition sources will continue to provide opportunities for external growth. We have forged relationships with third-party local property management firms through our Management Alliance Program®. We believe that these alliances will create additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. Our operating structure also enables us to acquire properties through our UPREIT Alliance Program® in exchange for limited partnership units in the operating partnership or AMB Property II, L.P., thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

      We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include acquisitions and dispositions of individual properties, acquisitions of large multi-property portfolios and acquisitions of other real estate companies. There can be no assurance that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facility, other forms of secured or unsecured debt financing, issuances of debt or preferred or common equity securities by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners.

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

      The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Several of our officers have specific experience in real estate development, both with us and with national development firms, and over the past year we have expanded our development staff. We pursue development projects directly and in joint ventures with our Development Alliance Partners®, which provides us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites. Under a typical joint venture agreement with a Development Alliance Partner, we would fund 95% of the construction costs and our partner would fund 5%; however, in certain cases we may own as little as 50% or as much as 98% of the joint venture. Upon completion, we generally would purchase our partner’s interest in the joint venture. We may also structure developments such that we would own 100% of the asset with an incentive development fee to be paid upon completion to our development partner.

Growth Through Developments for Sale

      The operating partnership, through its taxable REIT subsidiaries, conducts a variety of businesses that include incremental income programs, such as our development projects available for sale to third parties. Such development properties include value-added conversion projects and build-to-sell projects.

Growth Through Global Expansion

      By 2007 we expect to have approximately 15% of our portfolio (based on consolidated annualized base rent) invested in international markets. As of March 31, 2004, our international operating properties comprised 3.8% of our total annualized industrial base rent. Our Mexican target markets currently include Mexico City, Guadalajara and Monterrey. Our European target markets currently include France, the Netherlands, Germany, Spain and the United Kingdom. Our Asian target markets currently include Singapore, Japan and China. There are many factors that could cause our entry into target markets and future capital allocation to differ from our current expectations, which are discussed under the subheading “Our International Growth is Subject to Special Political and Monetary Risks” and elsewhere under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks” in our Annual Report on Form 10-K for the year ended December 31, 2003. Further, it is possible that our target markets will change over time to reflect experience, market opportunities, customer needs and changes in global distribution patterns. For a breakout of the amount of our revenues attributable to the United States and to foreign countries in total, please see Part I. “Item 1: Note 11 of the Notes to Consolidated Financial Statements”.

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

Growth Through Co-Investments

      We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures typically operate under the same investment strategy that we apply to our other operations. Typically we will own a 20-50% interest in our co-investment ventures. In general, we control all significant operating and investment decisions of our co-investment entities. We believe that our co-investment program will continue to serve as a source of capital for acquisitions; however, there can be no assurance that it will continue to do so. In addition, our co-investment joint ventures earn acquisition and development fees, asset management fees and priority distributions as well as promoted interests and incentive fees based on the performance of the co-investment joint ventures. As of March 31, 2004, we owned approximately 32.9 million square feet of our properties (34.9% of the total consolidated operating and development portfolio) through our co-investment joint ventures. In addition, we expect to fund, in part, our international expansion with private capital.

RESULTS OF OPERATIONS

      The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized subsequent to December 31, 2002 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months). As of March 31, 2004, same store industrial properties consisted of properties aggregating approximately 79.0 million square feet. The properties acquired during the three months ended March 31, 2004, consisted of seven buildings, aggregating approximately 1.3 million square feet. The properties acquired during the three months ended March 31, 2003, consisted of two buildings, aggregating approximately 0.2 million square feet. During the three months ended

March 31, 2004, property divestitures and consisted of one industrial building, aggregating 48,384 square feet. During the three months ended March 31, 2003, property divestitures and contributions consisted of 34 industrial buildings, aggregating approximately 4.0 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months Ended March 31, 2004 and 2003 (dollars in millions)

Revenues	2004	2003	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$140.0	$142.8	$(2.8)	(2.0)%
2003 acquisitions	12.0	—	12.0	—%
2004 acquisitions	1.5	—	1.5	—%
Development	0.9	0.6	0.3	50.0%
Other industrial	1.7	2.3	(0.6)	(26.1)%
International industrial	6.0	1.1	4.9	445.5%
Retail	1.7	1.7	—	—%

Total rental revenues	163.8	148.5	15.3	10.3%
Private capital income	2.4	2.4	—	—%

Total revenues	$166.2	$150.9	$15.3	10.1%

      The decrease in industrial same store rental revenues was primarily driven by lower average occupancies in the San Francisco Bay Area, New Jersey and Chicago sub-markets, as well as decreased rental rates, both of which accounted for approximately $4.0 million of the change from prior year. The decrease was positively offset by a decrease in allowances for doubtful accounts of $1.0 million. Industrial same store occupancy was 92.6% at March 31, 2004, and 92.7% at March 31, 2003. For the three months ended March 31, 2004, rents in the same store portfolio decreased 16.4% on industrial renewals and rollovers (cash basis) on 4.2 million square feet leased. The properties acquired during 2003 consisted of 82 buildings, aggregating approximately 6.5 million square feet. The properties acquired during 2004 consisted of seven buildings, aggregating approximately 1.3 million square feet. Other industrial includes rental revenues from divested properties not classified as discontinued operations. In 2003 and 2004, we acquired properties in Mexico, France, Japan, and Germany resulting in increased international industrial revenues.

Costs and Expenses	2004	2003	$ Change	% Change

Property operating costs:
Rental expenses	$24.0	$21.7	$2.3	10.6%
Real estate taxes	19.5	17.9	1.6	8.9%

Total property operating costs	$43.5	$39.6	$3.9	9.8%

Costs and Expenses	2004	2003	$ Change	% Change

Property operating costs
U.S. industrial:
Same store	$37.4	$37.4	$—	—%
2003 acquisitions	2.7	—	2.7	—%
2004 acquisitions	0.4	—	0.4	—%
Development	0.7	0.8	(0.1)	(12.5)%
Other industrial	0.4	0.7	(0.3)	(42.9)%
International industrial	1.2	0.2	1.0	500.0%
Retail	0.7	0.5	0.2	40.0%

Total property operating costs	43.5	39.6	3.9	9.8%
Depreciation and amortization	38.2	34.4	3.8	10.9%
General and administrative	15.0	12.2	2.8	23.1%

Total costs and expenses	$96.7	$86.2	$10.5	12.2%

      Same store properties’ operating expenses remained relatively unchanged from March 31, 2003 to March 31, 2004. The 2003 acquisitions consist of 82 buildings, aggregating approximately 6.5 million square feet. Other industrial includes expenses from divested properties, which have been contributed to an unconsolidated joint venture and accordingly are not classified as discontinued operations in our consolidated financial statements. In 2003 and 2004, we continued to acquire properties in Mexico, France, Japan, and Germany resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $0.6 million and additional staffing and expenses for new initiatives, including our international and development expansions.

Other Income and (Expenses)	2004	2003	$ Change	% Change

Equity in earnings of unconsolidated joint ventures	$1.7	$1.2	$0.5	37.7%
Interest and other income	1.7	1.4	0.3	22.0%
Gains from dispositions of real estate	—	7.4	(7.4)	(100.0)%
Interest, including amortization	(39.4)	(35.9)	3.5	9.8%

Total other income and (expenses)	$(36.0)	$(25.9)	$10.1	38.9%

      The increase in equity in earnings of unconsolidated joint ventures was primarily due to an increase in the number of unconsolidated investments from March 31, 2003 to 2004, as well as the receipt of a lease termination fee at one of the properties held by a joint venture in Chicago. The decrease in gains from dispositions of real estate pertains to gains recognized in 2003 from divested properties, which were contributed to an unconsolidated joint venture and accordingly are not classified as discontinued operations in our consolidated financial statements. The increase in interest and other income was primarily due to a gain from the sale of stock of a technology company in which we had an investment. The increase in interest expense, including amortization, was due to the issuance of additional unsecured debt under our 2002 medium-term note program, increased borrowings on the unsecured credit facilities, and additional secured debt borrowings in our co-investment joint ventures.

Discontinued Operations	2004	2003	$ Change	% Change

(Loss) Income attributable to discontinued operations, net of minority interests	$(0.2)	$7.9	$(8.1)	(103.1)%
(Loss) Gains from dispositions of real estate, net of minority interests	(0.3)	28.0	(28.3)	(101.0)%

Total discontinued operations	$(0.5)	$35.9	$(36.4)	(101.5)%

      During the three months ended March 31, 2004, we divested ourselves of one industrial building of 48,384 square feet for $5.0 million, with a resulting net loss of less than $0.3 million. During 2003, we divested ourselves of 24 industrial buildings and two retail centers, aggregating approximately 2.8 million square feet, for an aggregate price of $272.3 million, with a resulting net gain of $42.9 million.

Preferred Stock	2004	2003	$ Change	% Change

Preferred stock dividends	$(1.8)	$(2.1)	$0.3	14.3%

      In 2003, we redeemed all 3,995,800 outstanding shares of our 8.5% Series A Cumulative Redeemable Preferred Stock and issued 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock and 2,300,000 shares of 6.75% Series M Cumulative Redeemable Preferred Stock. The lower coupon rate on the newly issued shares contributed to the decrease in preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

      Balance Sheet Strategy. In general, we use unsecured lines of credit, unsecured notes, preferred stock and common equity (issued by us and/or the operating partnership and its subsidiaries) to capitalize our 100%-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our 100%-owned assets and replace that debt with unsecured notes. In managing our co-investment joint ventures, in general, we use non-recourse, secured debt to capitalize our co-investment joint ventures.

      We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	borrowings under our unsecured credit facility;

•	other forms of secured or unsecured financing;

•	proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership or its subsidiaries);

•	net proceeds from divestitures of properties; and

•	private capital from co-investment partners.

      We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	dividends and distributions on outstanding common and preferred stock and limited partnership units.

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

Capital Resources

      Property Divestitures. During the three months ended March 31, 2004, we divested ourselves of one industrial building, for a price of $5.0 million, with a resulting net loss of $0.3 million.

      Properties Held for Divestiture. As of March 31, 2004, we had decided to divest ourselves of one retail land parcel and one industrial building, which are not in our core markets or which do not meet our current strategic objectives. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of March 31, 2004, the net carrying value of the properties held for divestiture was $9.6 million.

      Co-investment Joint Ventures. Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We consolidate these joint ventures for financial reporting purposes because they are not variable interest entities and because we are the sole managing general partner and control all major operating decisions. Third-party equity interests in the joint ventures are reflected as minority interests in our consolidated financial statements.

      As of March 31, 2004, we owned approximately 32.9 million square feet of our properties (34.9% of the total consolidated operating and development portfolio) through our co-investment joint ventures and 5.9 million square feet of our properties through our other consolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so.

      Our co-investment joint ventures at March 31, 2004 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(2)	21%	$420,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$500,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	$489,000
AMB-AMS, L.P.(5)	BPMT and TNO(6)	39%	$200,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	Included 15 institutional investors as stockholders as of March 31, 2004.

(3)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Included 13 institutional investors and one third party limited partner as stockholders as of March 31, 2004.

(5)	AMB-AMS, L.P. is a commitment to form a co-investment partnership with two Dutch pension funds advised by Mn Services NV.

(6)	BPMT is Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken and TNO is Stichting Pensioenfonds TNO.

      Common and Preferred Equity. We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of March 31, 2004: 1,595,337 shares of series D preferred stock; 220,440 shares of series E preferred stock; 267,439 shares of series F preferred stock; 840,000 shares of series H preferred stock; 510,000 shares of series I preferred stock; 800,000 shares of series J preferred stock; 800,000 shares of series K preferred stock; 2,300,000 shares of series L preferred stock; and 2,300,000 shares of series M preferred stock.

      In December 2003, our board of directors approved a new two-year common stock repurchase program for the repurchase of up to $200.0 million of our common stock. AMB Property Corporation did not repurchase or retire any shares of its common stock during the three months ended March 31, 2004.

      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with a debt-to-total market capitalization ratio (our share) of approximately 45% or less. As of March 31, 2004, our share of total debt-to-total market capitalization ratio was 37.1%. However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65%, per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

      As of March 31, 2004, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized debt premiums of $16.2 million. Of the $1.4 billion of secured debt, $1.1 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 2.5% to 10.4% per annum (with a weighted average rate of 6.9%) and final maturity dates ranging from June 2004 to June 2023. All of the secured debt bears interest at fixed rates, except for five loans with an aggregate principal amount of $51.8 million as of March 31, 2004, which bear interest at variable rates (with a weighted average interest rate of 4.0% as of March 31, 2004).

      As of March 31, 2004, the operating partnership had issued an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.5% and had an average term of 5.4 years. These unsecured senior debt securities include $100.0 million in notes, which are putable and callable in September 2005, $400.0 million of medium-term notes, which were issued under the operating partnership’s 2000 medium-term note program, and $225.0 million of medium-term notes, which were issued under the operating partnership’s 2002 medium-term note program. The operating partnership’s 2002 medium-term note program has a remaining capacity of $175.0 million. The operating partnership intends to continue to issue medium-term notes, guaranteed by us, under the 2002 program from time to time and as market conditions permit.

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

      Credit Facilities. The operating partnership’s $500.0 million unsecured revolving line of credit matures in December 2005, has a one-year extension option and is subject to a 20 basis point annual facility fee. We guarantee the operating partnership’s obligations under the credit facility. The credit facility includes a multi-currency component, which was amended effective July 10, 2003, to increase from $150.0 million to $250.0 million the amount that may be drawn in either British pounds sterling, Euros or Yen (provided that such currency is readily available and freely transferable and convertible to U.S. dollars, the Reuters Monitor Money Rates Service reports LIBOR for such currency in interest periods of 1, 2, 3 or 6 months and the operating partnership has an investment grade credit rating). U.S. dollar borrowings under the credit facility currently bear interest at LIBOR plus 60 basis points. Euro borrowings under the credit facility currently bear interest at EURIBOR plus 60 basis points. Yen borrowings under the credit facility currently bear interest at the Japanese Yen TIBOR rate plus 60 basis points. Both the facility fee and the interest rate are based on the operating partnership’s credit rating, which is currently investment grade. However, depending on the operating partnership’s credit rating, the facility fee and interest rate may increase. The operating partnership has the ability to increase available borrowings to $700.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. We use the unsecured credit facility principally for acquisitions, funding our development activity and for general working capital requirements. Monthly debt service payments on the credit facility are interest only. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, generally the value of our unencumbered properties. As of March 31, 2004, the outstanding balance on our unsecured credit facility was $261.4 million and the remaining amount available was $205.9 million, net of outstanding letters of credit of $32.7 million (excluding the $200.0 million of potential additional capacity). The outstanding balance included borrowings denominated in Euros and Yen and translated to U.S. dollars at March 31, 2004, of $60.3 million and $131.0 million, respectively.

      Mortgages Receivable. Through a wholly-owned subsidiary, we hold a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The note bears interest at 13.0% and matures in May 2026. As of March 31, 2004, the outstanding balance on the note was $13.0 million. We also hold short-term mortgages on sold properties totaling $10.6 million with a weighted average interest rate of 6.7%. The mortgages mature between December 2004 and November 2006.

      The tables below summarize our debt maturities and capitalization as of March 31, 2004 (dollars in thousands):

Debt

	Wholly
	owned	Joint	Unsecured
	Secured	Venture	Senior Debt	Unsecured	Credit
	Debt	Debt	Securities	Debt	Facilities	Total Debt

2004	$53,605	$36,694	$—	$454	$261,369 (2)	$352,122
2005	46,093	62,967	250,000	647	—	359,707
2006	84,444	64,534	75,000	698	—	224,676
2007	16,313	53,197	75,000	752	—	145,262
2008	34,644	162,296	175,000	810	—	372,750
2009	6,041	107,164	100,000	873	—	214,078
2010	52,930	133,093	75,000	941	—	261,964
2011	19,690	275,536	75,000	1,014	—	371,240
2012	3,853	161,538	—	1,093	—	166,484
2013	44,490	2,045	75,000	920	—	122,455
Thereafter	39	20,219	125,000	1,280	—	146,538

Subtotal	362,142	1,079,283	1,025,000	9,482	261,369	2,737,276
Unamortized premiums	9,923	6,282	—	—	—	16,205

Total consolidated debt	372,065	1,085,565	1,025,000	9,482	261,369	2,753,481
Our share of unconsolidated joint venture debt(1)	—	90,070	—	—	—	90,070

Total debt	372,065	1,175,635	1,025,000	9,482	261,369	2,843,551
Joint venture partners’ share of consolidated joint venture debt	—	(715,087)	—	—	—	(715,087)

Our share of total debt(3)	$372,065	$460,548	$1,025,000	$9,482	$261,369	$2,128,464

Weighted average interest rate	7.6%	6.7%	6.5%	7.5%	1.1%	6.2%
Weighted average maturity (in years)	4.3	6.3	5.4	10.6	—	5.1

(1)	The weighted average interest and maturity for the unconsolidated joint venture debt were 6.0% and 5.5 years, respectively.

(2)	Includes Euro and Yen based borrowings translated to U.S. dollars using the foreign exchange rates at March 31, 2004.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

Market Equity

	Shares/Units	Market	Market
Security	Outstanding	Price	Value

Common stock	82,595,709	$37.17	$3,070,083
Common limited partnership units(1)	4,753,458	$37.17	176,686

Total	87,349,167		$3,246,769

(1)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Stock and Units

	Dividend	Liquidation
Security	Rate	Preference	Redemption Date

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series H preferred units	8.13%	42,000	September 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008

Weighted average/total	7.53%	$355,846

Capitalization Ratios

Total debt-to-total market capitalization	44.1%
Our share of total debt-to-total market capitalization(1)	37.1%
Total debt plus preferred-to-total market capitalization	49.6%
Our share of total debt plus preferred-to-total market capitalization(1)	43.3%
Our share of total debt-to-total book capitalization(1)	51.6%

(1)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization on the preceding page in Part I. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources”.

Liquidity

      As of March 31, 2004, we had $123.7 million in cash (of which $75.4 million was held by our consolidated co-investment joint ventures) and cash equivalents, and $205.9 million of additional available borrowings under our credit facility. As of March 31, 2004, we had $27.2 million in restricted cash (of which $6.1 million was held by our consolidated co-investment joint ventures).

      Our board of directors declared a regular cash dividend for the quarter ended March 31, 2004, of $0.425 per share of common stock and the operating partnership announced its intention to pay a regular cash distribution for the quarter ended March 31, 2004, of $0.425 per common unit. The dividends and distributions were payable on April 15, 2004, to stockholders and unitholders of record on April 5, 2004. The series L and M preferred stock dividends were payable on April 15, 2004, to stockholders of record on April 5, 2004. The series E, F, J and K preferred unit distributions were payable on April 15, 2004 in respect of the period commencing on and including January 15, 2004, and ending on and including April 14, 2004. The series D, H and I preferred unit distributions were payable on March 26, 2004, in respect of the period commencing on and including January 15, 2004, and ending on and including April 14, 2004. The following table sets forth the dividends and distributions paid or payable per share or unit for the three months ended March 31, 2004 and 2003:

		For the three months
		ended March 31,

Paying Entity	Security	2004	2003

AMB Property Corporation	Common stock	$0.425	$0.415
AMB Property Corporation	Series A preferred stock	n/a	$0.531
AMB Property Corporation	Series L preferred stock	$0.406	n/a
AMB Property Corporation	Series M preferred stock	$0.422	n/a
Operating Partnership	Common limited partnership units	$0.425	$0.415
Operating Partnership	Series A preferred units	n/a	$0.531
Operating Partnership	Series B preferred units	n/a	$1.078
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994
Operating Partnership	Series L preferred units	$0.406	n/a
Operating Partnership	Series M preferred units	$0.422	n/a
AMB Property II, L.P.	Class B common limited partnership units	$0.425	n/a
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units	$1.016	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000

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

Capital Commitments

      Developments. In addition to recurring capital expenditures, which consist of building improvements and leasing costs incurred to renew or re-tenant space, during the three months ended March 31, 2004, we initiated six new industrial development projects with a total estimated investment of $152.0 million at completion, aggregating an estimated 1.8 million square feet. As of March 31, 2004, we had 22 projects in our development pipeline representing a total estimated investment of $385.2 million upon completion and four development projects available for sale representing a total estimated investment of $38.8 million upon completion. Of this total, $195.3 million had been funded as of March 31, 2004, and an estimated $228.7 million was required to complete current and planned projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facility, debt or equity issuances, net proceeds from property divestitures, and private capital from co-investment partners, which could have an adverse effect on our cash flow.

      Acquisitions. During the three months ended March 31, 2004, we acquired seven industrial buildings, aggregating approximately 1.3 million square feet for a total expected investment of $134.2 million, of which we acquired two industrial buildings aggregating approximately 0.3 million square feet through two of our co-investment joint ventures, for a total expected investment of $32.7 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facility, cash, debt issuances and net proceeds from property divestitures. In addition, in October 2003, we entered into an Agreement of Sale with privately-held International Airport Centers L.L.C. and certain of its affiliated entities, pursuant to which, if fully consummated, we will acquire a 3.4 million square foot portfolio consisting of 37 airfreight buildings located adjacent to seven international airports in the U.S. for approximately $481.0 million, including $119.0 million of assumed debt. Pursuant to the Agreement of Sale, we will acquire the buildings in separate tranches, as construction is completed and certain other customary closing conditions, including acquiring the necessary consents, are met. The first closings occurred in October and December of 2003 and February of 2004, and we currently expect the balance of the portfolio to close by the third quarter of 2004. Some of the properties in this portfolio have been allocated to one or more of our co-investment joint ventures. We financed the first closings, and expect to finance the remainder of the purchase price, through additional debt financings and proceeds from property dispositions.

      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 45 years.

      Co-investment Joint Ventures. Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2004, we had investments in co-investment joint ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes. As of March 31, 2004, we may make additional capital contributions to current and planned co-investment joint ventures of up to $27.9 million. We expect to fund these contributions with cash from operations, borrowings under our credit facility, debt or equity issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

      Standby Letters of Credit. As of March 31, 2004, we had provided approximately $39.0 million in letters of credit, of which $32.7 million was provided under the operating partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

      Guarantees. Other than disclosed elsewhere in this report, as of March 31, 2004, we had outstanding guarantees in the aggregate amount of $5.8 million in connection with certain acquisitions, which are currently expected to close in 2004. As of March 31, 2004 the we have also guaranteed $2.2 million and $26.5 million of outstanding construction loans on one of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively. The maximum borrowing capacity of these construction loans were $30.0 million and $69.0 million, respectively, as of March 31, 2004.

      Performance and Surety Bonds. As of March 31, 2004, we had outstanding performance and surety bonds in an aggregate amount of $0.9 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

      The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, (dollars in thousands, except per share and unit amounts):

	2004	2003(1)

Net income	$17,820	$59,378
Loss (Gain) from dispositions of real estate	286	(35,458)
Real estate related depreciation and amortization:
Total depreciation and amortization	38,234	34,433
Discontinued operations’ depreciation	17	740
Furniture, fixtures and equipment depreciation	(175)	(189)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	9,229	7,636
Limited partnership unitholders’ minority interests (NI)	955	1,328
Discontinued operations’ minority interests (NI)	(16)	604
FFO attributable to minority interests	(17,861)	(14,983)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,709)	(1,235)
Our share of FFO	2,493	2,491
Preferred stock dividends	(1,783)	(2,123)

Funds from operations	$47,490	$52,622

Basic FFO per common share and unit	$0.55	$0.61

Diluted FFO per common share and unit	$0.53	$0.60

Weighted average common shares and units:
Basic	86,447,303	85,944,112

Diluted	89,617,834	87,360,543

(1)	Effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the periods presented has been adjusted to reflect the changes.

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

      The following table reflects the calculation of EBITDA reconciled to net income, a GAAP financial measure, for the three months ended March 31, (dollars in thousands):

	2004	2003

Net income	$17,820	$59,378
Depreciation and amortization	38,234	34,433
Stock-based compensation amortization	2,557	1,941
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of net income(1)	(1,709)	(1,235)
Our share of FFO(2)	2,493	2,491
Our share of interest expense(3)	703	577
Gains from dispositions of real estate	—	(7,429)
Interest, including amortization	39,425	35,914
Total minority interests’ share of income	15,096	15,344
Total discontinued operations	532	(35,970)
Discontinued operations’ EBITDA	(43)	10,593

EBITDA	$115,108	$116,037

      The following table reflects the calculation of EBITDA reconciled to net cash provided by operating activities, a GAAP financial measure, for the three months ended March 31, (dollars in thousands):

	2004	2003

Net cash provided by operating activities	$67,259	$76,805
Straight-line rents	3,963	2,380
Adjustments to derive EBITDA from unconsolidated joint ventures:
Our share of FFO(2)	2,493	2,491
Our share of interest expense(3)	703	577
Interest, including amortization	39,425	35,914
Debt premiums, discounts and finance cost amortization, net	(339)	99
Recognition of below market leases	205	—
Discontinued operations’ interest, including amortization	202	1,308
Changes in assets and liabilities:
Accounts receivable and other assets	2,456	2,570
Accounts payable and other liabilities	(1,259)	(6,107)

EBITDA	$115,108	$116,037

(1)	Our share of net income is the pro rata portion of net income based on our percentage of equity interest in each of the unconsolidated ventures contributing to net income.

(2)	Our share of FFO is the pro rata portion of FFO based on our percentage of equity interest in each of the unconsolidated ventures contributing to FFO.

(3)	Our share of interest expense is the pro rata portion of interest expense based on our percentage of equity interest in each of the unconsolidated ventures holding the debt.

OPERATING AND LEASING STATISTICS SUMMARY

      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three months ended March 31, 2004 (dollars in thousands):

Operating Portfolio(1)	Quarter

Square feet owned at March 31, 2004(2)	88,344,321
Occupancy percentage at March 31, 2004	92.7%
Weighted average lease terms:
Original	6.1 years
Remaining	3.3 years
Tenant retention(3)	56.3%
Same Space Leasing Activity:(4)
Rent decreases on renewals and rollovers	(14.7)%
Same space square footage commencing (millions)	4.5
2nd Generation Leasing Activity:
TIs and LCs per square foot:
Retained	$2.07
Re-tenanted	2.29

Weighted average	$2.19

Square footage commencing (millions)	5.7

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects. Excludes retail and other properties’ square feet of 465,184 with occupancy of 75.9%, and annualized base rent of $5.6 million.

(2)	In addition to owned square feet as of March 31, 2004, we managed, through our subsidiary, AMB Capital Partners, LLC, approximately 0.5 million additional square feet of industrial, retail and other properties. We also have investments in approximately 7.9 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

(4)	Consists of all second-generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three months ended March 31, 2004:

Same Store Pool(1)	Quarter

Square feet in same store pool at March 31, 2004	79,037,135
% of total industrial square feet	89.5%
Occupancy percentage at period end:
March 31, 2004	92.6%
March 31, 2003	92.7%
Tenant retention(2)	54.7%
Rent decreases on renewals and rollovers	(16.4)%
Same space square footage commencing (millions)	4.2
Cash basis NOI growth % increase/(decrease):
Revenues	(2.3)%
Expenses	(0.1)%
NOI	(3.1)%
NOI without lease termination fees	(3.6)%

(1)	The same store pool excludes properties purchased and developments stabilized after December 31, 2002.

(2)	Tenant retention is the square footage of all leases renewed by existing tenants divided by the square footage of all expiring and renewed leases during the reporting period, excluding the square footage of tenants that default or buy-out prior to expiration of their lease, short-term tenants and the square footage of month-to-month leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss from adverse changes in market prices, interest rates and foreign exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facility and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2004, we had no interest rate caps or swaps. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources — Market Capitalization.”

      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before unamortized debt premiums of $16.2 million as of March 31, 2004 (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt(1)	$89,506	$357,885	$170,558	$139,724	$367,113	$1,249,394	$2,374,180
Average interest rate	6.8%	7.0%	6.7%	7.1%	6.8%	6.4%	6.6%
Variable rate debt(2)	$262,616	$1,822	$54,118	$5,538	$5,637	$33,365	$363,096
Average interest rate	1.1%	3.7%	1.7%	3.7%	4.1%	4.1%	1.6%

(1)	Represents 86.7% of all outstanding debt.

(2)	Represents 13.3% of all outstanding debt.

      If market rates of interest on our variable rate debt increased by 10% (or approximately 11 basis points), then the increase in interest expense on the variable rate debt would be $0.4 million annually. As of March 31, 2004, the estimated fair value of our fixed rate debt was $2,681.6 million based on our estimate of current market interest rates.

      As of March 31, 2004 and December 31, 2003, variable rate debt comprised 13.3% and 14.7%, respectively, of all our outstanding debt. Variable rate debt was $363.1 million and $378.0 million, respectively, as of March 31, 2004 and December 31, 2003. The decrease is due to a lower outstanding balance on our credit facility. Outstanding variable rate debt increases the risk associated with unfavorable interest fluctuations.

      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. We did not have any derivative financial instruments in effect at March 31, 2004.

      Foreign Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $0.2 million for the three months ended March 31, 2004.

      Our foreign subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three months ended March 31, 2004, losses from remeasurement included in our results of operations were $12,000.

      We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Item 4.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange

Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

      As of March 31, 2004, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

4.1	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated May 7, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated May 7, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

      AMB Property Corporation filed a Current Report on Form 8-K on March 17, 2004, in connection with the issuance of $100.0 million in senior unsecured notes by AMB Property, L.P. under its medium-term note program.

      AMB Property Corporation filed a Current Report on Form 8-K on April 15, 2004, in connection with its first quarter 2004 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMB PROPERTY CORPORATION

Registrant

By:	/s/ HAMID R. MOGHADAM

Hamid R. Moghadam
Chairman and CEO
(Duly Authorized Officer and
Principal Executive Officer)

By:	/s/ W. BLAKE BAIRD

W. Blake Baird
President and Director
(Duly Authorized Officer)

By:	/s/ MICHAEL A. COKE

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: May 7, 2004

EXHIBIT INDEX

Exhibit
Number	Description

4.1	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated May 7, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated May 7, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.