Form 10-Q/A
period 2004-06-30
AMB PROPERTY CORP
filed 2004-11-09
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/ A for AMB Property Corporation for the quarter ended June 30, 2004 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on August 6, 2004. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. This error resulted in our failure to reflect additional depreciation expense in our previously issued financial statements for the years ended December 31, 2003, 2002 and 2001 filed on Forms 10-K and 10-K/A for the year ended December 31, 2003 and for the quarters ended March 31, 2004 and June 30, 2004 filed on Forms 10-Q for the quarters then ended.

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

      Pursuant to Exchange Act Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by our chief executive officer, president and chief financial officer. This Amendment No. 1 does not reflect events occurring after the filing of our original Form 10-Q on August 6, 2004, or modify or update the disclosures presented in the original Form 10-Q filed on August 6, 2004, except to reflect the restatement as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on August 6, 2004, including any amendments to those filings. Additional disclosure regarding the restatement is included in Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/ A.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of Ended June 30, 2004 (Restated) and December 31, 2003 (Restated)

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,511,583	$1,403,807
Buildings and improvements	4,278,652	3,888,272
Construction in progress	272,216	199,628

Total investments in properties	6,062,451	5,491,707
Accumulated depreciation and amortization	(560,877)	(485,559)

Net investments in properties	5,501,574	5,006,148
Investments in unconsolidated joint ventures	52,579	52,009
Properties held for divestiture, net	39,246	11,751

Net investments in real estate	5,593,399	5,069,908
Cash and cash equivalents	116,757	127,678
Restricted cash	29,379	28,985
Mortgages receivable	23,594	43,145
Accounts receivable, net of allowance for doubtful accounts	96,524	88,452
Other assets	76,958	51,391

Total assets	$5,936,611	$5,409,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt including unamortized premium	$1,552,084	$1,363,890
Unsecured senior debt securities	1,025,000	925,000
Unsecured debt	9,334	9,628
Unsecured credit facilities	428,502	275,739

Total debt	3,014,920	2,574,257
Dividends payable	40,739	39,076
Accounts payable and other liabilities	215,835	148,019

Total liabilities	3,271,494	2,761,352
Commitments and contingencies (Notes 3 and 12)
Minority interests:
Joint venture partners	698,549	658,723
Preferred unitholders	241,899	241,899
Limited partnership unitholders	88,190	90,448

Total minority interests	1,028,638	991,070
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,018
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized, issued and outstanding, $57,500 liquidation preference	55,187	55,355
Common stock $.01 par value, 500,000,000 shares authorized, 82,645,787 and 81,792,913 issued and outstanding, respectively	826	818
Additional paid-in capital	1,531,850	1,551,441
Retained earnings	—	—
Accumulated other comprehensive income	599	1,505

Total stockholders’ equity	1,636,479	1,657,137

Total liabilities and stockholders’ equity	$5,936,611	$5,409,559

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 (Restated) and 2003 (Restated)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)

	(Unaudited, dollars in thousands, except share and
	per share amounts)
REVENUES
Rental revenues	$162,704	$145,433	$326,300	$293,215
Private capital income	2,922	3,555	5,351	5,916

Total revenues	165,626	148,988	331,651	299,131

COSTS AND EXPENSES
Property operating expenses	(23,204)	(20,681)	(47,092)	(42,260)
Real estate taxes	(19,559)	(17,372)	(38,889)	(35,233)
Depreciation and amortization	(40,372)	(39,476)	(79,376)	(74,106)
General and administrative	(15,081)	(12,122)	(29,959)	(24,010)

Total costs and expenses	(98,216)	(89,651)	(195,316)	(175,609)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	944	1,622	2,653	2,857
Interest and other income	486	1,384	1,992	2,491
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	(39,961)	(36,242)	(79,784)	(72,157)

Total other income and expenses, net	(35,296)	(33,236)	(71,904)	(59,380)

Income before minority interests and discontinued operations	32,114	26,101	64,431	64,142

Minority interests’ share of income:
Joint venture partners’ share of operating income	(9,259)	(8,176)	(18,127)	(15,651)
Joint venture partners’ share of development profits	(749)	—	(749)	—
Preferred unitholders	(4,912)	(6,379)	(9,824)	(12,759)
Limited partnership unitholders	(702)	(532)	(1,615)	(1,831)

Total minority interests’ share of income	(15,622)	(15,087)	(30,315)	(30,241)

Income from continuing operations	16,492	11,014	34,116	33,901

Discontinued operations:
Income (loss) attributable to discontinued operations, net of minority interests	253	2,259	(503)	9,570
Gains from dispositions of real estate, net of minority interests	2,161	3,662	1,875	31,691

Total discontinued operations	2,414	5,921	1,372	41,261

Net income	18,906	16,935	35,488	75,162
Preferred stock dividends	(1,783)	(2,195)	(3,566)	(4,318)

Net income available to common stockholders	$17,123	$14,740	$31,922	$70,844

BASIC INCOME PER COMMON SHARE
Income from continuing operations (includes preferred stock dividends)	$0.19	$0.10	$0.37	$0.36
Discontinued operations	0.02	0.08	0.02	0.51

Net income available to common stockholders	$0.21	$0.18	$0.39	$0.87

DILUTED INCOME PER COMMON SHARE
Income from continuing operations (includes preferred stock dividends)	$0.17	$0.11	$0.35	$0.36
Discontinued operations	0.03	0.07	0.03	0.50

Net income available to common stockholders	$0.20	$0.18	$0.38	$0.86

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	82,071,604	81,015,506	81,898,537	81,060,038

Diluted	84,535,762	82,465,984	84,765,719	82,520,038

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 (Restated) and 2003 (Restated)

	2004	2003

	(Restated)	(Restated)

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,488	$75,162
Adjustments to net income:
Straight-line rents	(8,658)	(4,253)
Depreciation and amortization	79,376	74,106
Stock-based compensation amortization	5,476	3,979
Recognition of below market leases	(448)	—
Equity in earnings of unconsolidated joint ventures	(2,653)	(2,857)
Gains from dispositions of real estate	—	(7,429)
Development profits, net of taxes	(3,235)	—
Debt premiums, discounts and finance cost amortization, net	(726)	728
Total minority interests’ share of net income	30,315	30,241
Discontinued operations:
Depreciation and amortization	731	2,007
Joint venture partners’ share of net income	815	900
Limited partnership unitholders’ share of net income	(29)	551
Gains from dispositions of real estate, net of minority interests	(1,875)	(31,691)
Changes in assets and liabilities:
Accounts receivable and other assets	(9,654)	(1,709)
Accounts payable and other liabilities	(826)	(14,574)

Net cash provided by operating activities	124,097	125,161

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,210	5,140
Cash paid for property acquisitions	(250,340)	(127,983)
Additions to land, buildings, development costs, building improvements and lease costs	(202,779)	(121,828)
Net proceeds from divestiture of real estate	30,175	211,429
Additions to interests in unconsolidated joint ventures	(884)	(6,163)
Distributions received from unconsolidated joint ventures	3,328	4,882
Repayment of mortgage receivable	19,551	—

Net cash used in investing activities	(399,739)	(34,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	14,233	3,982
Repurchase and retirement of common and preferred stock	—	(20,562)
Borrowings on secured debt	89,211	11,450
Payments on secured debt	(28,359)	(79,361)
Payments on unsecured debt	(294)	—
Borrowings on unsecured credit facilities	370,323	113,464
Payments on unsecured credit facilities	(216,389)	(190,000)
Borrowings on Alliance Fund II credit facility	—	8,000
Payments on Alliance Fund II credit facility	—	(53,500)
Payment of financing fees	(5,586)	(1,006)
Net proceeds from issuances of senior debt securities	99,183	—
Net proceeds from issuances of preferred stock or units	—	48,425
Issuance costs on preferred stock or units	(169)	—
Contributions from co-investment partners	39,090	151,650
Dividends paid to common and preferred stockholders	(72,129)	(71,685)
Distributions to minority interests, including preferred units	(28,420)	(32,408)

Net cash provided by (used in) financing activities	260,694	(111,551)

Effect of exchange rate changes on cash and cash equivalents	4,027	—

Net decrease in cash and cash equivalents	(10,921)	(20,913)
Cash and cash equivalents at beginning of period	127,678	89,332

Cash and cash equivalents at end of period	$116,757	$68,419

Supplemental Disclosures of Cash Flow Information
Cash paid for interest, net of capitalized interest	$85,839	$76,840
Acquisition of properties	$439,249	$130,988
Non-cash transactions:
Assumption of secured debt	(130,588)	—
Assumption of other assets and liabilities	(51,597)	—
Acquisition capital	(4,889)	(3,005)
Minority interest’s contributions	(1,835)	—

Net cash paid	$250,340	$127,983

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004 (Restated)

		Common Stock				Accumulated
				Additional		Other
	Preferred	Number		Paid-In	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income	Total

				(Restated)	(Restated)		(Restated)

	(Unaudited, dollars in thousands)
Balance as of December 31, 2003 (Restated)	$103,373	81,792,913	$818	$1,551,441	$—	$1,505	$1,657,137
Net income	3,566	—	—	—	31,922	—
Unrealized gain on securities	—	—	—	—	—	(812)
Currency translation adjustment	—	—	—	—	—	(94)
Total comprehensive income							34,582
Issuance of restricted stock, net	—	199,913	2	7,758	—	—	7,760
Issuance of stock options, net	—	—	—	4,752	—	—	4,752
Exercise of stock options	—	639,629	6	14,227	—	—	14,233
Conversion of partnership units	—	13,332	—	457	—	—	457
Forfeiture of restricted stock	—	—	—	(646)	—	—	(646)
Stock-based deferred compensation	—	—	—	(12,512)	—	—	(12,512)
Stock-based compensation amortization	—	—	—	5,476	—	—	5,476
Reallocation of partnership interest	—	—	—	(799)	—	—	(799)
Issuance costs	(169)	—	—	—	—	—	(169)
Dividends	(3,566)	—	—	(38,304)	(31,922)	—	(73,792)

Balance as of June 30, 2004 (Restated)	$103,204	82,645,787	$826	$1,531,850	$—	$599	$1,636,479

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

      As of June 30, 2004, through AMB Capital Partners, the Company also managed, but did not have an ownership interest in, industrial, retail and other properties, totaling approximately 0.5 million rentable square feet. In addition, the Company had investments in industrial operating properties, totaling approximately

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.8 million rentable square feet, through unconsolidated joint ventures. As of June 30, 2004, the Company also had investments in industrial development projects throughout North America and in Singapore, Spain and Japan, totaling approximately 6.7 million square feet. Some of the development projects in the U.S. were available for sale.

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

      Restatement. On October 12, 2004, the Company announced a restatement of depreciation expense for its prior period results relating to 39 buildings in its portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of its accounting policies and internal control over financial reporting, management determined that it should have depreciated certain of its investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that the Company holds in fee simple. The Company did not segregate these assets into a separate expected useful life category for depreciation purposes. In connection with correcting this error, the Company has taken appropriate action to modify its system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. To reflect additional depreciation expense, management has restated the Company’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 originally filed with the U.S. Securities and Exchange Commission on August 6, 2004. The effect of the restatement of depreciation expense is reflected in the restated unaudited consolidated financial statements contained in this Form 10-Q/ A, which includes a reduction in diluted earnings per share by $0.02 from $0.22 to $0.20, a reduction of net income available to common stockholders from $18.4 million to $17.1 million and an increase in depreciation and amortization expense from $38.9 million to $40.4 million for the quarter ended June 30, 2004. For the six months ended June 30, 2004, the effect of the restatement of depreciation expense resulted in a reduction in diluted earnings per share by $0.03 from $0.41 to $0.38, a reduction of net income available to common stockholders from $34.5 million to $31.9 million and an increase in depreciation and amortization expense from $76.5 million to $79.4 million.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Balance Sheets

	June 30, 2004		December 31, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands)
Accumulated depreciation and amortization	$(546,881)	$(560,877)	$(474,452)	$(485,559)
Net investments in properties	$5,515,570	$5,501,574	$5,017,255	$5,006,148
Minority interests:
Joint venture partners	$699,521	$698,549	$659,487	$658,723
Limited partnership unitholders	$88,917	$88,190	$91,029	$90,448
Total stockholder’s equity	$1,648,776	$1,636,479	$1,666,899	$1,657,137

Restatements on Consolidated Statements of Operations

	For the Three Months Ended		For the Three Months Ended
	June 30, 2004		June 30, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(38,880)	$(40,372)	$(38,150)	$(39,476)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(9,379)	$(9,259)	$(8,242)	$(8,176)
Limited partnership unitholders	$(777)	$(702)	$(601)	$(532)
Net income	$20,203	$18,906	$18,126	$16,935
Net income available to common stockholders	$18,420	$17,123	$15,931	$14,740
Basic income per common share:
Income from continuing operations (includes preferred stock dividends)	$0.20	$0.19	$0.12	$0.10
Net income available to common stockholders	$0.22	$0.21	$0.20	$0.18
Diluted income per common share:
Income from continuing operations (includes preferred stock dividends)	$0.19	$0.17	$0.12	$0.11
Net income available to common stockholders	$0.22	$0.20	$0.19	$0.18

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatements on Consolidated Statements of Operations

	For the Six Months Ended		For the Six Months Ended
	June 30, 2004		June 30, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands, except per share amounts)
Depreciation and amortization	$(76,487)	$(79,376)	$(71,500)	$(74,106)
Minority interests’ share of income:
Joint venture partners’ share of operating income	$(18,335)	$(18,127)	$(15,779)	$(15,651)
Limited partnership unitholders	$(1,761)	$(1,615)	$(1,967)	$(1,831)
Net income	$38,023	$35,488	$77,504	$75,162
Net income available to common stockholders	$34,457	$31,922	$73,186	$70,844
Basic income per common share:
Income from continuing operations (includes preferred stock dividends)	$0.40	$0.37	$0.39	$0.36
Net income available to common stockholders	$0.42	$0.39	$0.90	$0.87
Diluted income per common share:
Income from continuing operations (includes preferred stock dividends)	$0.38	$0.35	$0.39	$0.36
Net income available to common stockholders	$0.41	$0.38	$0.89	$0.86

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

      Comprehensive Income. The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $19.0 million (restated) and $17.1 million (restated) for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income was $34.6 million (restated) and $75.4 million (restated) for the six months ended June 30, 2004 and 2003, respectively.

      Stock-based Compensation Expense. In 2002, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company values stock options using the

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. Under SFAS No. 123, related stock option expense was $1.0 million and $0.6 million during the three months ended June 30, 2004 and 2003, respectively, and $2.0 million and $1.2 million during the six months ended June 30, 2004 and 2003, respectively. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $1.9 million and $1.4 million during the three months ended June 30, 2004 and 2003, respectively, and $3.5 million and $2.8 million during the six months ended June 30, 2004 and 2003, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to 2002, the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees.

      Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Company’s pro forma net income available to common stockholders would have been (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Reduction to net income	$262	$406	$610	$818
Adjusted net income available to common stockholders	$16,861	$14,334	$31,312	$70,026
Adjusted earnings per share:
Basic	$0.21	$0.18	$0.38	$0.86
Diluted	$0.20	$0.17	$0.37	$0.85

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Secured debt generally requires monthly principal and interest payments. The secured debt is secured by deeds of trust on certain properties and is generally non-recourse. As of June 30, 2004 and December 31, 2003, the total gross investment book value of those properties securing the debt was $3.0 billion and $2.6 billion, respectively, including $1.9 billion and $1.8 billion, respectively, in consolidated joint ventures. All of the secured debt bears interest at fixed rates, except for eight loans with an aggregate principal amount of

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$95.7 million as of June 30, 2004, which bear interest at variable rates (weighted average interest rate of 3.1% as of June 30, 2004). The secured debt has various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of June 30, 2004 and December 31, 2003. As of June 30, 2004, the Company had 57 non-recourse, secured loans, which are cross-collateralized by 104 properties, totaling $1.1 billion (not including unamortized debt premiums).

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s co-investment joint ventures’ total investment and property debt in properties at June 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Total Investment in
			Real Estate		Property Debt
		Company’s
		Ownership	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2004	2003	2004	2003

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$159,163	$156,174	$56,437	$57,115
AMB Institutional Alliance Fund I, L.P.	AMB Institutional Alliance REIT I, Inc.(1)	21%	424,143	417,902	212,965	214,538
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	484,185	428,837	271,194	253,942
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	412,554	408,507	247,591	249,861
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	481,132	449,709	233,735	204,542
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	67,686	—	14,093	—

Total			$2,028,863	$1,861,129	$1,036,015	$979,998

(1)	Included 16 institutional investors as stockholders as of June 30, 2004.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Included 13 institutional investors as stockholders and one third-party limited partner as of June 30, 2004.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfond Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

      The following table distinguishes the minority interest liability as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003

	(Restated)	(Restated)
Joint venture partners	$698,549	$658,723
Common limited partners in the Operating Partnership	85,466	87,667
Series J preferred units (liquidation preference of $40,000)	38,883	38,883
Series K preferred units (liquidation preference of $40,000)	38,932	38,932
Held through AMB Property II, L.P.:
Class B common limited partnership units	2,724	2,781
Series D preferred units (liquidation preference of $79,767)	77,684	77,684
Series E preferred units (liquidation preference of $11,022)	10,788	10,788
Series F preferred units (liquidation preference of $10,057)	9,900	9,900
Series H preferred units (liquidation preference of $42,000)	40,912	40,912
Series I preferred units (liquidation preference of $25,500)	24,800	24,800

Total minority interests	$1,028,638	$991,070

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table distinguishes the minority interests’ share of income, including minority interests share of development profits, but excluding minority interests share of discontinued operations (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Joint Venture Partners	$9,259	$8,176	$18,127	$15,651
Joint Venture Partners’ share of development profits	749	—	749	—
Common limited partners in the Operating Partnership	677	532	1,561	1,831
Series B preferred units (repurchased in November 2003)	—	1,401	—	2,803
Series J preferred units (liquidation preference of $40,000)	795	795	1,590	1,590
Series K preferred units (liquidation preference of $40,000)	795	795	1,590	1,590
Held through AMB Property II, L.P.:
Class B common limited partnership units	25	—	54	—
Series D preferred units (liquidation preference of $79,767)	1,546	1,546	3,091	3,091
Series E preferred units (liquidation preference of $11,022)	213	213	427	427
Series F preferred units (liquidation preference of $10,057)	200	266	400	532
Series H preferred units (liquidation preference of $42,000)	853	853	1,706	1,706
Series I preferred units (liquidation preference of $25,500)	510	510	1,020	1,020

Total minority interests’ share of income	$15,622	$15,087	$30,315	$30,241

8.	Investments in Unconsolidated Joint Ventures

      The Company’s unconsolidated joint ventures’ net equity investments at June 30, 2004 and December 31, 2003 (dollars in thousands) were:

			Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Alliance Partner	Feet	2004	2003	Percentage

1. Elk Grove Du Page	Chicago	Hamilton Partners	4,046,721	$33,005	$31,548	56%
2. Pico Rivera	Los Angeles	Majestic Realty	855,600	834	1,091	50%
3. Monte Vista Spectrum	Los Angeles	Majestic Realty	576,852	373	487	50%
4. Industrial Fund I, LLC	Various	Citigroup	2,326,334	3,598	4,173	15%
5. Sterling Distribution Center 1 & 2	Los Angeles	Majestic Realty	1,490,000	7,366	10,429	40%
6. Sterling Distribution Center 3	Los Angeles	Majestic Realty	390,000	3,543	2,214	50%
7. Airport Logistics Park of Singapore Phase I	Singapore	Boustead Projects	230,460	2,415	2,067	50%
8. Nash Logistics Center	Los Angeles	AMB — IAC	75,000	1,445	—	50%

Total Unconsolidated Joint Ventures			9,990,967	$52,579	$52,009

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company mainly operates industrial properties and manages its business by markets. Industrial properties represent more than 99.5% of the Company’s portfolio by rentable square feet and consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Company’s geographic markets for industrial properties are managed separately because each market requires different

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating, pricing and leasing strategies. The remaining 0.5% of the Company’s portfolio is comprised of retail and other properties located in Southeast Florida, Atlanta and Boston. The Company does not separately manage its retail operations by market. Retail properties are generally leased to one or more anchor customers, such as grocery and drug stores, and various retail businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Property NOI	$119,941	$107,380	$240,319	$215,722
Private capital income	2,922	3,555	5,351	5,916
Depreciation and amortization	(40,372)	(39,476)	(79,376)	(74,106)
General and administrative	(15,081)	(12,122)	(29,959)	(24,010)
Equity in earnings of unconsolidated joint ventures	944	1,622	2,653	2,857
Interest and other income	486	1,384	1,992	2,491
Gains from dispositions of real estate	—	—	—	7,429
Development profits, net of taxes	3,235	—	3,235	—
Interest, including amortization	(39,961)	(36,242)	(79,784)	(72,157)
Total minority interests’ share of income	(15,622)	(15,087)	(30,315)	(30,241)
Total discontinued operations	2,414	5,921	1,372	41,261

Net income	$18,906	$16,935	$35,488	$75,162

      The Company’s gross investment in real estate by market was:

	Total Gross Investment as of

	June 30, 2004	December 31, 2003

Industrial domestic hub and gateway markets:
Atlanta	$273,146	$275,810
Chicago	386,447	381,364
Dallas/ Fort Worth	145,027	152,661
Los Angeles	904,132	854,896
Northern New Jersey/ New York	758,618	516,712
San Francisco Bay Area	873,428	862,173
Miami	333,318	329,107
Seattle	397,864	393,160
On-Tarmac	272,393	262,046

Total industrial domestic hub markets	4,344,373	4,027,929
Total industrial domestic target markets	840,428	764,097
Industrial domestic non-target markets and other	328,201	290,982
International target markets	217,744	160,974
Total retail and other markets	59,489	48,097
Construction in progress	272,216	199,628

Total investments in properties	$6,062,451	$5,491,707

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles gross investment in real estate by market to total assets:

	June 30, 2004	December 31, 2003

	(Restated)	(Restated)
Total investments in properties	$6,062,451	$5,491,707
Accumulated depreciation and amortization	(560,877)	(485,559)

Net investments in properties	5,501,574	5,006,148
Investments in unconsolidated joint ventures	52,579	52,009
Properties held for divestiture, net	39,246	11,751

Net investments in real estate	5,593,399	5,069,908
Cash and cash equivalents	116,757	127,678
Restricted cash	29,379	28,985
Mortgages receivable	23,594	43,145
Accounts receivable, net of allowance for doubtful accounts	96,524	88,452
Other assets	76,958	51,391

Total assets	$5,936,611	$5,409,559

12.	Commitments and Contingencies

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

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, originally filed with the U.S. Securities and Exchange Commission on August 6, 2004. See Note 2 to the restated unaudited consolidated financial statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

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

      Restatement of Depreciation Expense. On October 12, 2004, we announced a restatement of depreciation expense for our prior period results relating to 39 buildings in our portfolio, 38 of which are located on-tarmac, which is land owned by federal, state or local airport authorities. As part of management’s on-going review of our accounting policies and internal control over financial reporting, management determined that we should have depreciated certain of our investments in buildings that reside on land subject to ground leases over the remaining terms of the ground leases, rather than over 40 years, which is the period used to depreciate buildings that we hold in fee simple. We did not segregate these assets into a separate expected useful life category for depreciation purposes. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, these assets will be depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. A description of this weakness and the related remediation measures that have been undertaken by us is set forth in Part I, Item 4, Controls and Procedures of this Form 10-Q/ A.

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

Costs and Expenses	2004	2003	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$23.2	$20.7	$2.5	12.1%
Real estate taxes	19.6	17.4	2.2	12.6%

Total property operating costs	$42.8	$38.1	$4.7	12.3%

Costs and Expenses	2004	2003	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs
U.S. industrial:
Same store	$36.2	$35.9	$0.3	0.8%
2003 acquisitions	2.7	0.1	2.6	2,600.0%
2004 acquisitions	1.3	—	1.3	—%
Development	0.1	0.8	(0.7)	(87.5)%
Other industrial	0.4	0.3	0.1	33.3%
International industrial	1.4	0.3	1.1	366.7%
Retail	0.7	0.7	—	—%

Total property operating costs	42.8	38.1	4.7	12.3%
Depreciation and amortization	40.4	39.5	0.9	2.3%
General and administrative	15.0	12.1	2.9	24.0%

Total costs and expenses	$98.2	$89.7	$8.5	9.5%

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

Costs and Expenses	2004	2003	$ Change	% Change

	(Restated)	(Restated)	(Restated)	(Restated)
Property operating costs:
Rental expenses	$47.1	$42.3	$4.8	11.3%
Real estate taxes	38.9	35.2	3.7	10.5%

Total property operating costs	$86.0	$77.5	$8.5	11.0%

Property operating costs:
U.S. industrial:
Same store	$73.3	$73.0	$0.3	0.4%
2003 acquisitions	5.4	0.1	5.3	5,300.0%
2004 acquisitions	1.8	—	1.8	—%
Development	0.7	1.6	(0.9)	(56.3)%
Other industrial	0.8	1.0	(0.2)	(20.0)%
International industrial	2.7	0.6	2.1	350.0%
Retail	1.3	1.2	0.1	8.3%

Total property operating costs	86.0	77.5	8.5	11.0%
Depreciation and amortization	79.3	74.1	5.2	7.0%
General and administrative	30.0	24.0	6.0	25.0%

Total costs and expenses	$195.3	$175.6	$19.7	11.2%

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

      The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003(1)	2004	2003(1)

	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$18,906	$16,935	$35,488	$75,162
Gain from dispositions of real estate	(2,161)	(3,662)	(1,875)	(39,120)
Real estate related depreciation and amortization:
Total depreciation and amortization	40,372	39,476	79,376	74,106
Discontinued operations’ depreciation	87	184	731	2,007
Furniture, fixtures and equipment depreciation	(161)	(189)	(336)	(378)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (NI)	9,259	8,176	18,127	15,651
Limited partnership unitholders’ minority interests (NI)	702	532	1,615	1,831
Limited partnership unitholders’ minority interests (Development profits)	143	—	143	—
Discontinued operations’ minority interests (NI)	558	786	786	1,451
FFO attributable to minority interests	(18,118)	(15,519)	(35,979)	(30,502)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(944)	(1,622)	(2,653)	(2,857)
Our share of FFO	1,935	2,645	4,428	5,275
Preferred stock dividends	(1,783)	(2,195)	(3,566)	(4,318)

Funds from operations	$48,795	$45,547	$96,285	$98,308

Basic FFO per common share and unit	$0.56	$0.53	$1.11	1.14

Diluted FFO per common share and unit	$0.55	$0.52	$1.08	1.13

Weighted average common shares and units:
Basic	86,824,795	85,852,418	86,653,067	85,904,056

Diluted	89,288,954	87,302,896	89,520,249	87,364,056

(1)	Effective January 1, 2003, we discontinued our practice of deducting amortization of investments in leasehold interests from FFO as such an adjustment is not provided for in NAREIT’s FFO definition. As a result, FFO for the periods presented has been adjusted to reflect the changes.

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

      To reflect additional depreciation expense in this Form 10-Q/ A, management has restated our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 originally filed with the U.S. Securities and Exchange Commission on August 6, 2004. Management and the audit committee of our board of directors discussed with our independent auditors, PricewaterhouseCoopers LLP, and determined that this was the proper approach. On October 12, 2004, management and the audit committee of our board of directors concluded that our unaudited consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 originally filed with the U.S. Securities and Exchange Commission on August 6, 2004 should no longer be relied upon because of this error in such financial statements as addressed in Accounting Principles Board Opinion No. 20.

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the material weakness described above, our chief executive officer, president and chief financial officer each concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2004, the end of the quarter covered by this report. However, in light of the implementation of the new remediation measures described above, our chief executive officer, president and chief financial officer believe, as of the date of this report, management has taken appropriate action to modify our internal control over financial reporting relating to ground lease depreciation and remediate this material weakness. The changes in our internal control over financial reporting discussed above materially affected our internal control over financial reporting.

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

      At our Annual Meeting of Stockholders on May 20, 2004, our stockholders also ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as our independent auditors were as follows:

				Broker
	For	Against	Absentions	Non-votes

Ratification of PricewaterhouseCoopers LLP	62,036,337	780,572	26,198	0

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.2	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.3	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).

Exhibit
Number	Description

10.4	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.5	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.2	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.3	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.4	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.5	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004, 2004.
32.1	18 U.S.C.§ 1350 Certifications dated November 9, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.