Form 10-K/A
period 2005-12-31
AMB PROPERTY CORP
filed 2006-03-16
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
     ☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2005
or
     ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-13545
AMB Property Corporation
(Exact name of Registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	94-3281941 (IRS Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)
(415) 394-9000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $.01 par value 61/2% Series L Cumulative Redeemable Preferred Stock 63/4% Series M Cumulative Redeemable Preferred Stock 7% Series O Cumulative Redeemable Preferred Stock	New York Stock Exchange
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

     This Annual Report on Form 10-K for AMB Property Corporation for the year ended December 31, 2005 is being amended to revise Part IV, Item 15(a)(3) to include exhibits inadvertently omitted in the original filing.
PART IV
Item 15.  Exhibits and Financial Statement Schedule
(a)(1) and (2) Financial Statements and Schedule:
     The following consolidated financial information is included as a separate section of the report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006.
     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.
(a)(3) Exhibits:
     Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).

3.2	Articles Supplementary establishing and fixing the rights and preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Quarterly Report on Form 10- Q for the quarter ended March 31, 1999).

3.3	Articles Supplementary establishing and fixing the rights and preferences of the 7.75% Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 14, 1999).

3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 14, 2000).

3.5	Articles Supplementary establishing and fixing the rights and preferences of the 8.125% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Current Report on Form 8-K filed on September 29, 2000).

3.6	Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).

Exhibit
Number	Description

3.7	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).

3.8	Articles Supplementary redesignating and reclassifying all 2,200,000 Shares of the 8.75% Series C Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).

3.9	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).

3.10	Articles Supplementary redesignating and reclassifying 130,000 Shares of 7.95% Series F Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.11	Articles Supplementary redesignating and reclassifying all 20,000 Shares of 7.95% Series G Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.12	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 of AMB Property Corporation’s Current Report on Form 8-A filed on June 20, 2003).

3.13	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 of AMB Property Corporation’s Form 8-K filed on November 26, 2003).

3.14	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 of AMB Property Corporation’s Form 8-A filed on December 12, 2005).

3.15	Articles Supplementary redesignating and reclassifying all 1,300,000 shares of 8 5/8% Series B Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.16	Fourth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 17, 2004).

4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).

4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Form 8-A filed on June 20, 2003).

4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Form 8-A filed on November 12, 2003).

4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Form 8-A filed on December 12, 2005).

Exhibit
Number	Description

4.5	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.6	$25,000,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.7	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.8	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee, dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Form 10-K for the year ended December 31, 2000).

4.9	$50,000,000 7.20% Fixed Rate Note No. 5 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).

4.10	$50,000,000 7.20% Fixed Rate Note No. 6 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).

4.11	$50,000,000 7.20% Fixed Rate Note No. 7 dated December 19, 2000, attaching the Parent Guarantee dated December 19, 2000 (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Current Report on Form 8-K filed on January 8, 2001).

4.12	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.13	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.14	Specimen of 6.90% Reset Put Securities due 2015 (included in the Third Supplemental Indenture incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.15	$25,000,000 6.90% Fixed Rate Note No. 8 dated January 9, 2001, attaching the Parent Guarantee dated January 9, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 31, 2001).

4.16	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).

4.17	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).

Exhibit
Number	Description

4.18	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).

4.19	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

4.20	$50,000,000 Floating Rate Note No. B-1 dated November 21, 2003, attaching the Parent Guarantee dated November 21, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 21, 2003).

4.21	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).

4.22	$175,000,000 Fixed Rate Note No. B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005).

4.23	5.094% Notes Due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).

4.24	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.25	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.26	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.27	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

4.28	Fourth Supplemental Indenture, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K/A filed on November 9, 2000).

4.29	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description

4.30	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).

10.1	Dividend Reinvestment and Direct Purchase Plan, dated July 9, 1999 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Report Form 10-Q for the quarter ended June 30, 1999).

*10.2	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).

*10.5	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 4.15 of AMB Property Corporation’s Registration Statement on Form S-8 (333-90042)).

*10.6	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).

*10.7	Amended and Restated AMB Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 4.17 of AMB Property Corporation’s Registration Statement on Form S-8 (No. 333-100214)).

*10.8	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 15, 2004).

10.9	Tenth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P., dated as of November 26, 2003 (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on November 26, 2003).

10.10	Thirteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated September 24, 2004 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 30, 2004).

10.11	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).

*Management contract or compensatory plan or arrangement

Exhibit
Number	Description

10.12	Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).

10.13	Note Purchase Agreement dated as of November 5, 2003, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 99.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 6, 2003).

10.14	Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property, L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).

10.15	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).

10.16	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).

10.17	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).

10.18	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).

10.19	Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (filed with AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

*Management contract or compensatory plan or arrangement

Exhibit
Number	Description

10.20	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (filed with AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

10.21	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).

10.22	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).

10.23	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property Corporation’s Current Report on Form 8-K filed on November 6, 2003).

10.24	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.25	Separation Agreement and Release of All Claims, dated August 17, 2005, by and between AMB Property Corporation and David S. Fries (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 17, 2005).

10.26	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).

10.27	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2006).

*Management contract or compensatory plan or arrangement

Exhibit
Number	Description

21.1	Subsidiaries of AMB Property Corporation (filed with AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

23.1	Consent of PricewaterhouseCoopers LLP (filed with AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

24.1	Powers of Attorney (included in Part IV of AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated March 10, 2006 (filed with AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

31.2	Rule 13a-14 (a)/15d-14 (a) Certifications dated March 16, 2006.

32.1	18 U.S.C. § 1350 Certifications dated March 10, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property Corporation’s Annual Report on Form 10-K on March 10, 2006).

32.2	18 U.S.C. § 1350 Certifications dated March 16, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property Corporation has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

AMB PROPERTY CORPORATION
By:	/s/ Michael A. Coke
Michael A. Coke
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hamid R. Moghadam* Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ W. Blake Baird* W. Blake Baird	President and Director	March 16, 2006

/s/ Afsaneh M. Beschloss* Afsaneh M. Beschloss	Director	March 16, 2006

/s/ T. Robert Burke* T. Robert Burke	Director	March 16, 2006

/s/ David A. Cole* David A. Cole	Director	March 16, 2006

/s/ Lydia H. Kennard* Lydia H. Kennard	Director	March 16, 2006

/s/ J. Michael Losh* J. Michael Losh	Director	March 16, 2006

/s/ Frederick W. Reid* Frederick W. Reid	Director	March 16, 2006

/s/ Jeffrey L. Skelton* Jeffrey L. Skelton	Director	March 16, 2006

/s/ Thomas W. Tusher* Thomas W. Tusher	Director	March 16, 2006

/s/ Michael A. Coke Michael A. Coke	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)	March 16, 2006

* /s/ Michael A. Coke
Michael A. Coke Attorney-in-Fact