Form 10-Q
period 2006-03-31
AMB PROPERTY CORP
filed 2006-05-10
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐ .
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
      As of May 1, 2006, there were 88,001,389 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements
AMB PROPERTY CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005

	(Unaudited, dollars in
	thousands)
ASSETS
Investments in real estate:
Land	$1,569,681	$1,527,072
Buildings and improvements	4,449,698	4,273,716
Construction in progress	894,145	997,506

Total investments in properties	6,913,524	6,798,294
Accumulated depreciation and amortization	(736,760)	(697,388)

Net investments in properties	6,176,764	6,100,906
Investments in unconsolidated joint ventures	118,472	118,653
Properties held for contribution, net	266,311	32,755
Properties held for divestiture, net	31,201	17,936

Net investments in real estate	6,592,748	6,270,250
Cash and cash equivalents	142,468	232,881
Restricted cash	25,539	34,352
Mortgage and loan receivables	21,589	21,621
Accounts receivable, net of allowance for doubtful accounts of $6,367 and $6,302, respectively	148,907	178,682
Deferred financing costs, net	24,904	25,026
Other assets	87,408	39,927

Total assets	$7,043,563	$6,802,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,917,805	$1,912,526
Unsecured senior debt securities	950,937	975,000
Unsecured credit facilities	734,110	490,072
Other debt	63,543	23,963

Total debt	3,666,395	3,401,561
Security deposits	46,459	47,055
Dividends payable	47,796	46,382
Accounts payable and other liabilities	154,894	170,307

Total liabilities	3,915,544	3,665,305
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	899,658	853,643
Preferred unitholders	200,986	278,378
Limited partnership unitholders	87,973	89,114

Total minority interests	1,188,617	1,221,135
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding $75,000 liquidation preference	72,127	72,344
Common stock $.01 par value, 500,000,000 shares authorized, 87,947,345 and 85,814,905 issued and outstanding, respectively	874	857
Additional paid-in capital	1,680,532	1,641,186
Retained earnings	84,070	101,124
Accumulated other comprehensive loss	(1,405)	(2,416)

Total stockholders’ equity	1,939,402	1,916,299

Total liabilities and stockholders’ equity	$7,043,563	$6,802,739

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005

	For the Three Months Ended
	March 31,

	2006	2005

	(Unaudited, dollars in
	thousands, except share and
	per share amounts)
REVENUES
Rental revenues	$176,407	$153,404
Private capital income	5,106	3,318

Total revenues	181,513	156,722

COSTS AND EXPENSES
Property operating expenses	(25,234)	(21,788)
Real estate taxes	(20,463)	(17,981)
Depreciation and amortization	(43,360)	(39,532)
General and administrative	(23,048)	(18,544)
Other expenses	(537)	(936)
Fund costs	(614)	(364)

Total costs and expenses	(113,256)	(99,145)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	2,088	1,242
Other income	3,063	136
Gains from dispositions of real estate interests	—	1,301
Development profits, net of taxes	674	17,949
Interest expense, including amortization	(39,789)	(36,874)

Total other income and expenses, net	(33,964)	(16,246)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	34,293	41,331

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(8,825)	(9,349)
Joint venture partners’ share of development profits	(32)	(9,837)
Preferred unitholders	(5,001)	(5,368)
Limited partnership unitholders	(805)	(295)

Total minority interests’ share of income	(14,663)	(24,849)

Income from continuing operations before cumulative effect of change in accounting principle	19,630	16,482

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	741	2,343
Gains from dispositions of real estate, net of minority interests	7,013	27,942

Total discontinued operations	7,754	30,285

Net income before cumulative effect of change in accounting principle	27,384	46,767
Cumulative effect of change in accounting principle	193	—

Net income	27,577	46,767
Preferred stock dividends	(3,096)	(1,783)
Preferred unit redemption issuance costs	(1,097)	—

Net income available to common stockholders	$23,384	$44,984

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.18	$0.18
Discontinued operations	0.09	0.36
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.27	$0.54

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.17	$0.17
Discontinued operations	0.09	0.35
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.26	$0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	86,432,895	83,133,730

Diluted	90,179,329	86,516,695

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006

		Common Stock				Accumulated
				Additional		Other
	Preferred	Number of		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Loss	Total

	(Unaudited, dollars in thousands, except share amounts)
Balance as of December 31, 2005	$175,548	85,814,905	$857	$1,641,186	$101,124	$(2,416)	$1,916,299
Net income	3,096	—	—	—	23,384	—
Unrealized loss on securities and derivatives	—	—	—	—	—	(352)
Currency translation adjustment	—	—	—	—	—	1,363
Total comprehensive income							27,491
Stock-based compensation amortization and issuance of restricted stock	—	401,707	—	4,829	—	—	4,829
Exercise of stock options	—	1,719,415	17	29,452	—	—	29,469
Conversion of partnership units	—	11,318	—	576	—	—	576
Forfeiture of restricted stock	—	—	—	(1,263)	—	—	(1,263)
Cumulative effect of change in accounting principle	—	—	—	(193)	—	—	(193)
Reallocation of partnership interest	—	—	—	5,945	—	—	5,945
Offering costs	(217)	—	—	—	—	—	(217)
Dividends	(3,096)	—	—	—	(40,438)	—	(43,534)

Balance as of March 31, 2006	$175,331	87,947,345	$874	$1,680,532	$84,070	$(1,405)	$1,939,402

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(Unaudited, dollars in
	thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,577	$46,767
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(5,146)	(4,497)
Depreciation and amortization	43,360	39,532
Stock-based compensation amortization	4,829	4,280
Equity in earnings of unconsolidated joint ventures	(2,088)	(1,242)
Operating distributions received from unconsolidated joint ventures	326	—
Gains from dispositions of real estate interest	—	(1,301)
Development profits, net of taxes	(674)	(17,949)
Debt premiums, discounts and finance cost amortization, net	2,850	1,313
Total minority interests’ share of net income	14,663	24,849
Discontinued operations:
Depreciation and amortization	(92)	4,591
Joint venture partners’ share of net income	(286)	2,254
Limited partnership unitholders’ share of net income	38	132
Gains from dispositions of real estate, net of minority interests	(7,013)	(27,942)
Cumulative effect of change in accounting principle	(193)	—
Changes in assets and liabilities:
Accounts receivable and other assets	271	(34,222)
Accounts payable and other liabilities	(26,323)	11,038

Net cash provided by operating activities	52,099	47,603
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	9,032	(10,244)
Cash paid for property acquisitions	(121,197)	(58,957)
Additions to land, buildings, development costs, building improvements and lease costs	(218,630)	(130,977)
Net proceeds from divestiture of real estate	20,707	184,287
Additions to interests in unconsolidated joint ventures	999	(48,910)
Capital distributions received from unconsolidated joint ventures	—	261
Repayment and (issuance) of mortgage and loan receivables	32	(7,972)

Net cash used in investing activities	(309,057)	(72,512)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	29,469	10,951
Borrowings on secured debt	1,631	38,734
Payments on secured debt	(26,778)	(20,731)
Borrowings on other debt	43,086	—
Payments on other debt	(420)	(159)
Borrowings on unsecured credit facilities	284,185	292,928
Payments on unsecured credit facilities	(47,686)	(210,818)
Payment of financing fees	(2,997)	(824)
Payments on senior debt securities	(25,000)	—
Issuance costs on preferred stock or units	(217)	—
Repurchase of preferred units	(77,392)	—
Contributions from co-investment partners	65,859	52,526
Dividends paid to common and preferred stockholders	(42,120)	(37,083)
Distributions to minority interests, including preferred units	(36,063)	(40,416)

Net cash provided by financing activities	165,557	85,108
Net effect of exchange rate changes on cash	988	(1,810)
Net (decrease) increase in cash and cash equivalents	(90,413)	58,389
Cash and cash equivalents at beginning of period	232,881	109,392

Cash and cash equivalents at end of period	$142,468	$167,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$29,678	$33,679
Non-cash transactions:
Acquisition of properties	$153,355	$84,404
Assumption of secured debt	(28,300)	(15,477)
Assumption of other assets and liabilities	(802)	(1,873)
Acquisition capital	(3,056)	(8,097)

Net cash paid for property acquisitions	$121,197	$58,957

Preferred unit redemption issuance costs	$1,097	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
      As of March 31, 2006, the Company owned an approximate 95.3% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.7% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.
      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of March 31, 2006, the Company had investments in seven consolidated (including one consolidated joint venture in liquidation) and two unconsolidated co-investment joint ventures.
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
      As of March 31, 2006, the Company owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, or managed buildings, properties and development projects expected to total approximately 119.2 million rentable square feet (11.1 million square meters) and 1,094 buildings in 42 markets within eleven countries. The Company’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the approximately 119.2 million rentable square feet as of March 31, 2006:

•	on a consolidated basis, the Company owned or partially owned 907 industrial buildings, principally warehouse distribution buildings, encompassing approximately 89.8 million rentable square feet that were 94.7% leased;

•	the Company managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet;

•	through unconsolidated joint ventures, the Company had investments in 85 industrial operating properties, totaling approximately 12.8 million rentable square feet, and in two industrial development projects, expected to total approximately 0.3 million rentable square feet;

•	on a consolidated basis, the Company had investments in 45 industrial development projects which are expected to total approximately 12.4 million rentable square feet upon completion; and

•	on a consolidated basis, the Company owned six development projects, with a total estimated investment of approximately $293.1 million and approximately 2.4 million rentable square feet, that were available for sale or contribution.

2.	Interim Financial Statements
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
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2006 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
      Investments in Real Estate. Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there are no impairments of the carrying values of its investments in real estate as of March 31, 2006.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reclassifications. Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.
      Comprehensive Income. The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $27.5 million and $45.5 million for the three months ended March 31, 2006 and 2005, respectively.
      International Operations. The U.S. dollar is the functional currency for the Company’s subsidiaries operating in the United States and Mexico. The functional currency for the Company’s subsidiaries operating outside the United States and Mexico is generally the local currency of the country in which the entity is located. The Company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains (losses) are included in accumulated other comprehensive income as a separate component of stockholders’ equity.
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
      Stock-based Compensation Expense. The Company adopted SFAS 123R, Share Based Payment, on January 1, 2006. The Company opted to utilize the modified prospective method of transition in adopting SFAS 123R. The effect of this change from applying the original expense recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share, as described in further detail in Note 13. The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operating and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of March 31, 2006 to reflect the change in accounting for forfeitures. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Company will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123R, related stock option expense was $2.1 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $2.7 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Results for prior periods have not been restated.
      Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Company’s pro forma net income available to common stockholders would have been reduced by $0.2 million and pro forma basic and diluted earnings per share would have been $0.54 and $0.52, respectively for the three months ended March 31, 2005.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      New Accounting Pronouncements. In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. The Company adopted the consolidation requirements of this consensus in the third quarter 2005 for all new or modified agreements and adopted the consensus for existing agreements during the first quarter of 2006. There was not a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

3.	Real Estate Acquisition and Development Activity
      During the three months ended March 31, 2006, the Company acquired 32 industrial buildings, aggregating approximately 2.1 million square feet for a total expected investment of $153.4 million. During the three months ended March 31, 2005, the Company acquired six industrial buildings, aggregating approximately 0.8 million square feet for a total expected investment of $77.8 million.
      For the three months ended March 31, 2006, the Company initiated five new industrial development projects in North America with a total expected investment of $106.8 million, aggregating approximately 1.7 million square feet and two new industrial development projects in Asia with a total expected investment of $112.0 million, aggregating approximately 1.2 million square feet. During the three months ended March 31, 2005, the Company initiated six new industrial development projects in North America with a total expected investment of $60.4 million, aggregating approximately 0.6 million square feet, and one new industrial development project in Amsterdam with a total expected investment of $29.6 million, aggregating approximately 0.2 million square feet.
      During the three months ended March 31, 2006, the Company completed seven industrial buildings with a total expected investment of $285.3 million, aggregating approximately 2.1 million square feet. Two of these completed buildings with a total expected investment of $25.0 million and aggregating approximately 0.3 million square feet were placed in operations and five buildings with a total expected investment of $260.3 million aggregating approximately 1.8 million square feet were available for sale or contribution as of March 31, 2006. During the three months ended March 31, 2005, the Company completed two industrial buildings with a total investment of $16.8 million, aggregating 0.2 million square feet, which were placed in operations.
      As of March 31, 2006, the Company had 47 industrial projects in its development pipeline, which will total approximately 12.7 million square feet, and will have an aggregate estimated investment of $1.0 billion upon completion. Two of these industrial projects, with a total of approximately 0.3 million square feet and an aggregate estimated investment of $25.8 million upon completion, are held in unconsolidated joint ventures. The Company has an additional six development projects available for sale or contribution totaling approximately 2.4 million square feet, with an aggregate estimated investment of $293.1 million. As of March 31, 2006, the Company and its joint venture partners had funded an aggregate of $548.1 million and needed to fund an estimated additional $484.1 million in order to complete its development pipeline. The Company’s development pipeline currently includes projects expected to be completed through the second quarter of 2008. In addition, during the three months ended March 31, 2006, the Company acquired 211 acres of land for industrial warehouse development in North America for approximately $93.5 million.

4.	Gains from Dispositions of Real Estate, Development Sales and Discontinued Operations
      Dispositions of Real Estate Interests. For the three months ended March 31, 2006, no such sales were initiated by the Company. For the three months ended March 31, 2005, the Company recognized a gain of

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      Development Sales. During the three months ended March 31, 2006, the Company sold one land parcel, for an aggregate price of $4.7 million, resulting in an after-tax gain of $0.7 million. During the three months ended March 31, 2005, the Company sold two land parcels and a 24,000 square foot development project, as part of its development-for-sale program, for an aggregate price of $42.9 million, resulting in an after-tax gain of $17.9 million.
      Discontinued Operations. The Company reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). During the three months ended March 31, 2006, the Company divested itself of three industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $14.7 million, with a resulting net gain of $7.0 million. During the three months ended March 31, 2005, the Company divested itself of 24 industrial buildings, aggregating approximately 1.5 million square feet, for an aggregate price of $142.1 million, with a resulting net gain of $27.9 million.
      Properties Held for Contribution. As of March 31, 2006, the Company held for contribution to a co-investment joint venture five industrial buildings with an aggregate net book value of $266.3 million, which, when contributed to a joint venture, will reduce the Company’s current ownership interest from approximately 100% to an expected range of 20-50%. These assets are not being held for divestiture under SFAS No. 144.
      Properties Held for Divestiture. As of March 31, 2006, the Company held for divestiture four industrial buildings with an aggregate net book value of $31.2 million. These properties either are not in the Company’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.
      The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months
	Ended March 31,

	2006	2005

Rental revenues	$369	$19,586
Straight-line rents and amortization of lease intangibles	174	198
Property operating expenses	(522)	(3,544)
Real estate taxes	(7)	(2,485)
Depreciation and amortization	92	(4,591)
Other income and expenses, net	4	(6)
Interest, including amortization	383	(4,429)
Joint venture partners’ share of loss (income)	286	(2,254)
Limited partnership unitholders’ share of income	(38)	(132)

Income attributable to discontinued operations	$741	$2,343

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006 and December 31, 2005, assets and liabilities attributable to, and included in, properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Accounts receivable, net	$1,112	$946
Other assets	$188	$5
Accounts payable and other liabilities	$2,711	$1,149

5.	Mortgage and Loan Receivables
      Through a wholly-owned subsidiary, the Company holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Company also holds a loan receivable on G.Accion S.A. de C.V. (“G.Accion”), an unconsolidated equity investment. The Company’s mortgage and loan receivables at March 31, 2006 and December 31, 2005 consisted of the following (dollars in thousands):

			March 31,	December 31,
Mortgage and Loan Receivables	Market	Maturity	2006	2005	Rate

1. Pier 1	SF Bay Area	May 2026	$12,789	$12,821	13.0%
2. G.Accion	Various	November 2006	8,800	8,800	12.0%

Total Mortgage and Loan Receivables			$21,589	$21,621

6.	Debt
      As of March 31, 2006 and December 31, 2005, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Wholly-owned secured debt, varying interest rates from 0.7% to 10.4%, due November 2006 to December 2022 (weighted average interest rate of 4.0% and 4.1% at March 31, 2006 and December 31, 2005, respectively)	$507,850	$522,459
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due October 2006 to January 2025 (weighted average interest rates of 6.3% and 6.3% at March 31, 2006 and December 31, 2005, respectively)	1,398,790	1,378,083
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due November 2006 to June 2018 (weighted average interest rates of 6.3% and 6.2% at March 31, 2006 and December 31, 2005, respectively)	962,491	987,491
Other debt, varying interest rates from 6.3% to 8.6%, due August 2006 to November 2015 (weighted average interest rates of 7.3% and 8.2% at March 31, 2006 and December 31, 2005, respectively)	63,543	23,963
Unsecured credit facilities, variable interest rate, due June 2007 to February 2010 (weighted average interest rates of 3.2% and 2.2% at March 31, 2006 and December 31, 2005, respectively)	734,110	490,072

Total debt before unamortized net (discounts)	3,666,784	3,402,068
Unamortized net (discounts)	(389)	(507)

Total consolidated debt	$3,666,395	$3,401,561

      Secured debt generally requires monthly principal and interest payments. Some of the secured loans are cross-collateralized by multiple properties. The secured debt is secured by deeds of trust or mortgages on

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain properties and is generally non-recourse. As of March 31, 2006 and December 31, 2005, the total gross investment book value of those properties securing the debt was $3.6 billion and $3.6 billion, respectively, including $2.5 billion and $2.5 billion, respectively, in consolidated joint ventures. As of March 31, 2006, $1.7 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.1% while the remaining $308.6 million bear interest at variable rates (with a weighted average interest rate of 3.5%).
      As of March 31, 2006, the Operating Partnership had outstanding an aggregate of $962.5 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.3% and had an average term of 5.0 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of March 31, 2006.
      As of March 31, 2006, the Company had $63.5 million outstanding in other debt which bore a weighted average interest rate of 7.3% and had an average term of 3.8 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II which had a $40.0 million balance outstanding as of March 31, 2006, and the Company also had $23.5 million outstanding in other non-recourse debt.
      The Operating Partnership has a senior unsecured revolving line of credit in the amount of $500.0 million. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 60 basis points as of March 31, 2006, with an annual facility fee of 20 basis points. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of the Company’s unencumbered properties. As of March 31, 2006, the outstanding balance on the credit facility was $383.4 million and the remaining amount available was $91.2 million, net of outstanding letters of credit of $25.4 million.
      The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on March 31, 2006, equaled approximately $192.8 million and $30.6 million in U.S. dollars, respectively. The revolving credit facility contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this revolving line of credit agreement at March 31, 2006.
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit. On December 8, 2005, the unsecured revolving credit agreement was amended to increase the maximum principal amount outstanding at any time to up to 35.0 billion Yen, which, using the exchange rate in effect on March 31, 2006, equaled approximately $297.2 million U.S. dollars, and can be increased to up to 40.0 billion Yen upon certain conditions. The Company, along with the Operating Partnership, guarantees the obligations of AMB Japan

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 60 basis points as of March 31, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 20 basis points of the outstanding commitments under the facility as of March 31, 2006. As of March 31, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2006, was $226.8 million in U.S. dollars. The revolving credit facility contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership, and AMB Japan Finance Y.K. were in compliance with their financial covenants under this revolving credit agreement at March 31, 2006.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the Operating Partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20 billion Yen, which, using the exchange rate in effect on March 31, 2006, equaled approximately $169.8 million U.S. dollars. The financing agreement is among AMB Tokai TMK, the Company, the Operating Partnership, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and a syndicate of banks. The Company and the Operating Partnership jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 60 basis points per annum as of March 31, 2006, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 20 basis points of the amount of unused commitments as of March 31, 2006. The financing agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes the Company, the Operating Partnership and AMB Japan Tokai TMK were in compliance with their financial covenants under this financing agreement as of March 31, 2006. In addition, Sumitomo, AMB Tokai TMK and the Operating Partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10.0 billion Yen and 15.0 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13.0 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of March 31, 2006, the outstanding balance on this financing agreement was 19.5 billion Yen, which, using the exchange rate in effect on March 31, 2006, equaled approximately $165.6 million U.S. dollars and is accounted for as wholly-owned secured debt.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 16, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a third amended and restated credit agreement for a $250.0 million unsecured revolving credit facility that replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. The Company, along with the Operating Partnership, guarantees the obligations for such subsidiaries and other entities controlled by the Company or the Operating Partnership that are selected to be borrowers by the Operating Partnership from time to time under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of March 31, 2006, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this revolving credit agreement at March 31, 2006. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2006, the outstanding balance on this facility was approximately $123.9 million.
      As of March 31, 2006, the scheduled maturities of the Company’s total debt, excluding unamortized secured debt premiums and discounts, were as follows (dollars in thousands):

	Wholly-		Unsecured
	owned	Consolidated	Senior
	Secured	Joint Venture	Debt	Credit	Other
	Debt	Secured Debt	Securities	Facilities	Debt	Total

2006	$48,607	$70,806	$50,000	$—	$15,860	$185,273
2007	12,744	58,139	75,000	610,160	752	756,795
2008	40,958	179,144	175,000	—	810	395,912
2009	5,326	121,367	100,000	—	873	227,566
2010	71,143	117,716	250,000	123,950	40,941	603,750
2011	22,015	357,699	75,000	—	1,014	455,728
2012	255,109	171,891	—	—	1,093	428,093
2013	15,108	197,427	—	—	920	213,455
2014	15,408	5,197	—	—	616	21,221
2015	1,996	86,860	112,491	—	664	202,011
Thereafter	19,436	32,544	125,000	—	—	176,980

Total	$507,850	$1,398,790	$962,491	$734,110	$63,543	$3,666,784

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units
      Minority interests in the Company represent the limited partnership interests in the Operating Partnership, limited partnership interests in AMB Property II, L.P. and interests held by certain third parties in several real estate joint ventures, aggregating approximately 43.8 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.
      Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. The Company’s co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in North America.
      The Company’s consolidated co-investment joint ventures’ total investment and property debt at March 31, 2006 and December 31, 2005 (dollars in thousands) were:

			Total Investment
			in Real Estate(6)		Secured Debt(7)
		Company’s
		Ownership	March 31,	December 31,	March 31,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2006	2005	2006	2005

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$100,023	$99,722	$40,528	$40,710
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	596,444	592,115	286,166	291,684
AMB-SGP, L.P.	Industrial JV Pte Ltd(1)	50%	438,035	436,713	238,770	239,944
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(2)	20%	510,860	507,493	243,905	245,056
AMB-AMS, L.P.(3)	PMT, SPW and TNO(4)	39%	146,685	146,007	62,734	63,143
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(5)	20%	842,835	749,634	448,040	421,290

			$2,634,882	$2,531,684	$1,320,143	$1,301,827

(1)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(2)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of March 31, 2006.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(6)	The Company also had other consolidated joint ventures with total investments in real estate of $399.8 million and $378.7 million at March 31, 2006 and December 31, 2005, respectively.

(7)	The Company also had other consolidated joint ventures with secured debt of $87.5 million and $85.7 million at March 31, 2006 and December 31, 2005, respectively.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table distinguishes the minority interest as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2006	2005	Date

Joint Venture Partners	$899,658	$853,643	N/A
Limited Partners in the Operating Partnership	85,053	86,164	N/A
Series J preferred units (liquidation preference of $40,000)	38,883	38,883	September 2006
Series K preferred units (liquidation preference of $40,000)	38,932	38,932	April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	2,920	2,950	N/A
Series D preferred units (liquidation preference of $79,767)	77,684	77,684	May 2004
Series E preferred units (liquidation preference of $11,022)	10,788	10,788	August 2004
Series F preferred units (liquidation preference of $10,057)	9,900	9,900	March 2005
Series H preferred units (liquidation preference of $42,000)	—	40,912	N/A
Series I preferred units (liquidation preference of $25,500)	24,799	24,800	March 2006
Series N preferred units (liquidation preference of $36,479)	—	36,479	N/A

Total minority interests	$1,188,617	$1,221,135

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	For the Three Months
	Ended March 31,

	2006	2005

Joint Venture Partners’ share of income	$8,825	$9,349
Joint Venture Partners’ share of development profits	32	9,837
Common limited partners in the Operating Partnership	779	284
Series J preferred units (liquidation preference of $40,000)	795	795
Series K preferred units (liquidation preference of $40,000)	795	795
Held through AMB Property II, L.P.:
Class B common limited partnership units	26	11
Series D preferred units (liquidation preference of $79,767)	1,545	1,545
Series E preferred units (liquidation preference of $11,022)	214	214
Series F preferred units (liquidation preference of $10,057)	200	200
Series H preferred units (liquidation preference of $42,000)	815	853
Series I preferred units (liquidation preference of $25,500)	510	510
Series N preferred units (liquidation preference of $36,479)	127	456

Total minority interests’ share of income	$14,663	$24,849

      The Company has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of March 31, 2006 and December 31, 2005, the aggregate book value of the minority interests in the accompanying consolidated balance sheets was approximately $899.6 million and $853.6 million, respectively, and the Company believes that the aggregate settlement value of these interests were approximately $1.3 billion and $1.2 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
      Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the Operating Partnership, and sold all 729,582 of its 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units in one of the Company’s subsidiaries, AMB Property II, L.P., to the Operating Partnership for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units from the Operating Partnership for an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.
      On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In addition, the Company

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized a reduction of income available to common stockholders of $1.1 million for the related original issuance costs.

8.	Investments in Unconsolidated Joint Ventures
      The Company’s investment in unconsolidated joint ventures at March 31, 2006 and December 31, 2005 totaled $118.5 million and $118.7 million, respectively. The Company’s unconsolidated joint ventures’ net equity investments at March 31, 2006 and December 31, 2005 (dollars in thousands) were:

					Company’s
		Square	March 31,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Feet	2006	2005	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC	Various, Mexico	1,894,076	$16,508	$16,218	20%
AMB Japan Fund I, L.P.	Various, Japan	1,211,503	10,762	10,112	20%
Other Industrial Operating Joint Ventures		9,255,658	42,595	41,520	52%
Other Industrial Development Joint Ventures		719,267	3,856	6,176	49%
Other Investment — G. Accion	Various	n/a	44,751	44,627	39%

Total Unconsolidated Joint Ventures		13,080,504	$118,472	$118,653

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
      On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen ($420 million U.S. dollars, using the exchange rate at March 31, 2006) for an approximate 80% equity interest. The Company contributed $106.9 million (using exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund.
      Under the agreements governing the joint ventures, the Company and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.
      The Company also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Company’s office space in San Francisco. The investment is not consolidated because the Company does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Company has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement. As of March 31, 2006, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of March 31, 2006, the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment is included in other assets on the consolidated balance sheets.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity
      Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended March 31, 2006, the Operating Partnership redeemed 11,318 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.
      The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of March 31, 2006: 1,595,337 shares of series D cumulative redeemable preferred; 220,440 shares of series E cumulative redeemable preferred; 267,439 shares of series F cumulative redeemable preferred; 510,000 shares of series I cumulative redeemable preferred; 800,000 shares of series J cumulative redeemable preferred; 800,000 shares of series K cumulative redeemable preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; and 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding.
      The following table sets forth the dividends paid per share or unit:

		For the
		Three Months
		Ended March 31,

Paying Entity	Security	2006	2005

AMB Property Corporation	Common stock	$0.460	$0.440
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	n/a
Operating Partnership	Common limited partnership units	$0.460	$0.440
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994
AMB Property II, L.P.	Class B common limited partnership units	$0.460	$0.440
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units(1)	$0.970	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000
AMB Property II, L.P.	Series N preferred units(2)	$0.215	$0.625

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In March 2006, AMB Property II, L.P. repurchased all of its Series H preferred units.

(2)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.
      In December 2005, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any of its shares of common stock during the quarter ended March 31, 2006.

10.	Income Per Share
      The Company’s only dilutive securities outstanding for the three months ended March 31, 2006 and 2005 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,

	2006	2005

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$19,630	$16,482
Preferred stock dividends	(3,096)	(1,783)
Preferred unit redemption issuance costs	(1,097)	—

Income from continuing operations before cumulative effect of change in accounting principle (after preferred stock dividends)	15,437	14,699
Income attributable to discontinued operations, net of minority interests	741	2,343
Gains from dispositions of real estate, net of minority interests	7,013	27,942
Cumulative effect of change in accounting principle	193	—

Net income available to common stockholders	$23,384	$44,984

Denominator
Basic	86,432,895	83,133,730
Stock options and restricted stock dilution	3,746,434	3,382,965

Diluted weighted average common shares	90,179,329	86,516,695

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.18	$0.18
Discontinued operations	0.09	0.36
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.27	$0.54

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months
	Ended March 31,

	2006	2005

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.17	$0.17
Discontinued operations	0.09	0.35
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.26	$0.52

11.	Segment Information
      The Company operates industrial properties and manages its business by geographic markets. Such industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment.
      The other U.S. target markets category includes Austin, Baltimore/ Washington D.C., Boston and Minneapolis. The other U.S. non-target markets category captures all of the Company’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes China, France, Germany, Japan, Mexico and the Netherlands.

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)

	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,

Segments	2006	2005	2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$5,356	$5,457	$4,155	$4,237
Chicago	13,629	13,653	9,324	9,206
Dallas/Fort Worth	3,758	4,081	2,515	2,808
Los Angeles	26,790	25,480	21,327	20,157
Northern New Jersey/ New York	19,653	19,542	13,347	13,639
San Francisco Bay Area	21,554	21,922	16,953	17,435
Miami	9,251	8,648	6,295	5,946
Seattle	9,354	10,838	7,246	8,486
On-Tarmac	14,055	13,793	7,869	7,970

Total industrial U.S. hub markets	123,400	123,414	89,031	89,884
Other U.S. target markets	23,591	28,335	16,622	19,991
Other U.S. non-target markets	5,346	9,310	3,830	7,010
International target markets	19,459	6,929	16,087	5,554
Straight-line rents and amortization of lease intangibles	5,146	4,497	5,146	4,497
Total other markets	8	703	8	454
Discontinued operations	(543)	(19,784)	(14)	(13,755)

Total	$176,407	$153,404	$130,710	$113,635

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.
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

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP:

	For the Three Months
	Ended March 31,

	2006	2005

Property NOI	$130,710	$113,635
Private capital income	5,106	3,318
Depreciation and amortization	(43,360)	(39,532)
General and administrative	(23,048)	(18,544)
Other expenses	(537)	(936)
Fund costs	(614)	(364)
Equity in earnings of unconsolidated joint ventures	2,088	1,242
Other income	3,063	136
Gains from dispositions of real estate	—	1,301
Development profits, net of taxes	674	17,949
Interest, including amortization	(39,789)	(36,874)
Total minority interests’ share of income	(14,663)	(24,849)
Total discontinued operations	7,754	30,285
Cumulative effect of change in accounting principle	193	—

Net income	$27,577	$46,767

      The Company’s total assets by market were:

	Total Assets as of

	March 31, 2006	December 31, 2005

Industrial U.S. hub and gateway markets:
Atlanta	$240,310	$208,751
Chicago	506,459	504,581
Dallas/Fort Worth	136,897	137,112
Los Angeles	1,028,489	930,917
Northern New Jersey/ New York	790,595	756,719
San Francisco Bay Area	784,725	789,129
Miami	404,605	372,728
Seattle	392,538	371,029
On-Tarmac	241,527	245,046

Total industrial U.S. hub markets	4,526,145	4,316,012
Other U.S. target markets	692,399	693,287
Other non-target markets	266,481	264,954
International target markets	1,165,079	975,960
Total other markets	—	10,277
Investments in unconsolidated joint ventures	118,472	118,653
Non-segment assets	274,987	423,596

Total assets	$7,043,563	$6,802,739

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments
      Lease Commitments. The Company holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from two to 57 years. Operating lease payments are being amortized ratably over the lesser of the terms of the related leases or 40 years.
      Standby Letters of Credit. As of March 31, 2006, the Company had provided approximately $35.8 million in letters of credit, of which $25.4 million was provided under the Operating Partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. Other than parent guarantees associated with the unsecured lines of credit, as of March 31, 2006, the Company had outstanding guarantees in the aggregate amount of $118.9 million in connection with certain acquisitions. As of March 31, 2006, the Company guaranteed $24.6 and $2.3 million on outstanding loans on two of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively.
      Performance and Surety Bonds. As of March 31, 2006, the Company had outstanding performance and surety bonds in an aggregate amount of $1.0 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

13.	Stock Incentive Plans
      Stock Incentive Plans. The Company has Stock Option and Incentive Plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of March 31, 2006, the Company had 7,738,877 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.
      The Company adopted SFAS 123R Share Based Payment on January 1, 2006. The Company opted to utilize the modified prospective method of transition in adopting SFAS 123R. The effect of this change from applying the original expense recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share. The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operating and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of March 31, 2006 to reflect the change in accounting for forfeitures. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year of adoption. In accordance with SFAS No. 123R, the Company will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123R, related stock option expense was $2.1 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $2.7 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2006, the Company had $7.5 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of 1.3 years. Results for prior periods have not been restated.
      As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, is $0.4 million higher than if the Company had continued to account for share-based compensation under the original provisions of SFAS 123. Basic and diluted earnings per share for the three months ended March 31, 2006 would have remained at $0.27 and $0.26, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.27 and $0.26, respectively.
      SFAS 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company does not have any such excess tax benefits.
      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following assumptions are used for grants during the three months ended March 31, 2006 and 2005, respectively: dividend yields of 3.5% and 4.5%; expected volatility of 17.9% and 17.5%; risk-free interest rates of 4.6% and 3.8%; and expected lives of six and seven years, respectively. Following is a summary of the option activity for the three months ended March 31, 2006 (options in thousands):

			Options
		Weighted	Exercisable
	Shares Under	Average	at Year
	Option	Exercise Price	End

Outstanding as of December 31, 2005	9,148	$27.14	7,237

Granted	709	51.88
Exercised	(2,104)	23.01
Forfeited	(14)	38.76

Outstanding as of March 31, 2006	7,739	$30.50	6,209

Remaining average contractual life	6.55 years

Fair value of options granted during the year	$8.54

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes additional information concerning outstanding and exercisable stock options at March 31, 2006 (options in thousands):

			Weighted	Currently Exercisable
			Average
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$20.00 - $24.60	1,990	$22.15	3.8	1,990	$22.15
$24.64 - $27.12	2,756	26.51	6.3	2,747	26.51
$27.14 - $38.56	2,143	35.63	8.2	1,289	34.56
$39.09 - $54.96	850	50.11	9.7	183	51.45

	7,739			6,209

      The following table summarizes additional information concerning unvested stock options at March 31, 2006 (options in thousands):

		Weighted
	Number	Average
	of Options	Exercise Price

Unvested at January 1, 2006	1,911	$35.38
Granted	709	$51.88
Vested	(1,076)	$35.91
Forfeited	(14)	$38.76

Unvested at March 31, 2006	1,530	$42.62

      Cash received from options exercised under the Stock Incentive Plans for the three months ended March 31, 2006 and 2005, was $29.5 million and $11.2 million, respectively. There were no excess tax benefits realized for the tax deductions from option exercises during the three months ended March 31, 2006 and 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $61.0 million and $7.6 million, respectively. The total intrinsic value of options outstanding and exercisable as of March 31, 2006 was $166.1 million.
      During the three months ended March 31, 2006, the Company issued 429,934 shares of restricted stock, to certain officers of the Company as part of the performance pay program and in connection with employment with the Company. The total fair value of restricted shares issued during the three months ended March 31, 2006, was $22.3 million. As of March 31, 2006, 44,943 shares of restricted stock have been forfeited. The 789,829 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.
      The following table summarizes additional information concerning unvested restricted shares at March 31, 2006 (shares in thousands):

		Weighted-Average
		Grant-Date
Unvested Shares	Shares (000)	Fair Value

Unvested at January 1, 2006	548	$34.41
Granted	430	$51.90
Vested	(186)	$31.99
Forfeited	(2)	$37.29

Unvested at March 31, 2006	790	$44.50

AMB PROPERTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006, there was $32.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested, based on the market price on the vesting date, during the three months ended March 31, 2006 and 2005 was $9.3 million and $8.2 million, respectively.
      Prior to January 1, 2002, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Stock Incentive Plan. Opinion 25 measures compensation cost using the intrinsic value based method of accounting. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost had been recognized for the Company’s Stock Incentive Plan as of December 31, 2001. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to 2002 consistent with the method of SFAS No. 123, the Company’s pro forma net income available to common stockholders would have been reduced by $0.2 million and pro forma basic and diluted earnings per share would have been $0.54 and $0.52, respectively, for the three months ended March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Some of the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.
      The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing and public opposition to these activities);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	a downturn in the U.S., California or the global economy or real estate conditions;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	changes in local, state and federal regulatory requirements;

•	increases in real property tax rates;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.
      Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those set up in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.
      Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property Corporation, AMB Property, L.P. and their other controlled subsidiaries, and the references to AMB Property Corporation include AMB Property, L.P. and their controlled subsidiaries. We refer to AMB Property, L.P. as the “operating partnership.” The following marks are our registered trademarks: AMB®; High Throughput Distribution®(HTD®); and Strategic Alliance Programs®.
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
      National industrial markets continued to improve during the first quarter of 2006. According to Torto Wheaton Research, the positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult national leasing environment which is now improving, particularly in large industrial property markets tied to global trade. During the three-and-a-half year period of negatively trending industrial space availability, investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis or that no longer fit our strategic investment objectives, but believe we have substantially achieved our repositioning goals.

      The table below summarizes key operating and leasing statistics for our consolidated industrial operating properties as of and for the three months ended March 31, 2006 and 2005:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets	Average

As of and for the three months ended March 31, 2006:
% of total rentable square feet	75.2%	24.8%	100.0%
Occupancy percentage at period end	95.3%	92.9%	94.7%
Same space square footage leased	3,424,059	1,138,524	4,562,583
Rent increases (decreases) on renewals and rollovers	(13.2)%	(4.4)%	(11.5)%
As of and for the three months ended March 31, 2005:
% of total rentable square feet	74.8%	25.2%	100.0%
Occupancy percentage at period end	95.2%	94.6%	95.1%
Same space square footage leased	3,574,340	542,155	4,116,495
Rent increases (decreases) on renewals and rollovers	(9.8)%	1.5%	(8.6)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey/ New York City, the San Francisco Bay Area, Miami and Seattle.
      Our industrial operating portfolio occupancy rate was 94.7% at March 31, 2006, which includes vacancies at properties acquired during the three months ended March 31, 2006, as compared to 95.8% at December 31, 2005, and 95.1% at March 31, 2005. The acquired vacancy accounted for 35 basis points of the decline in occupancy during the first quarter of 2006. Rental rates on industrial renewals and rollovers in our portfolio decreased 11.5% during the quarter ended March 31, 2006, as compared to declines of 4.3% in the prior quarter and 8.6% in the first quarter of 2005. These rental rate declines occurred as leases were entered into or renewed at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers is largely concentrated in the San Francisco Bay Area, where approximately half of the square feet that renewed or rolled in the first quarter of 2006 was in leases that commenced between 1999 and 2001 when rental rates were at their prior peaks in most of our markets. Without the effect of the San Francisco portfolio, the decline in rents on lease renewals and rollover was 3.3% during this quarter, which we believe reflects the improving trends in national industrial space availability. We believe that relatively high levels of national industrial space availability caused market rents for industrial properties to decline on average between 10% and 15% from their peak levels in 2001 to 2005 based on our research data. We believe market rental rates are growing in a number of our markets. Occupancy levels in our portfolio were 460 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. During periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term.
      We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico and Japan are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Prior to our global expansion, our development pipeline was $106.8 million at the end of 2002. During our global expansion, we have increased our development pipeline to approximately $1.0 billion at March 31, 2006. In addition to our committed development pipeline, we hold a total of 1,433 acres for future development or sale. We believe these 1,433 acres of land could support approximately 25.0 million square feet of future development.
      Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for acquisitions. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we can not assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of March 31, 2006, we owned approximately 56.9 million square feet of our properties (47.7% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.
      By the end of 2007, we expect to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of March 31, 2006, our international operating properties comprised 4.5% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 7.4%. Our North American target markets outside of the United States currently comprise Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently comprise Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo. We expect to add additional target markets outside the United States in the future.
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
Summary of Key Transactions
      During the three months ended March 31, 2006, we completed the following significant capital deployment transactions:

•	Acquired 32 buildings in North America and Europe, aggregating approximately 2.1 million square feet, for $153.4 million;

•	Committed to seven development projects in North America and Asia totaling 2.9 million square feet with an estimated total investment of approximately $218.8 million;

•	Acquired 211 acres of land for industrial warehouse development in North America for approximately $93.5 million;

•	Sold one land parcel for an aggregate price of approximately $4.7 million; and

•	Divested ourselves of four industrial buildings aggregating approximately 0.3 million square feet, for an aggregate price of approximately $16.8 million, including one industrial building that was sold by one of our unconsolidated joint ventures.
      See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

      During the three months ended March 31, 2006, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $28.3 million with a weighted average interest rate of 5.8%;

•	Obtained a $65.0 million floating rate unsecured revolving credit facility for one of our co-investment joint ventures;

•	Entered into a third amended and restated credit agreement for a $250.0 million unsecured multi-currency revolving credit facility which replaced an existing $100.0 million unsecured multi-currency revolving credit facility;

•	Repurchased our 8.125% Series H Cumulative Redeemable Preferred Units for an aggregate cost of $42.8 million, including accrued and unpaid distributions; and

•	Repurchased our 5.0% Series N Cumulative Redeemable Preferred Units for an aggregate cost of $36.6 million, including accrued and unpaid distributions.
      See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.
Critical Accounting Policies
      In the preparation of financial statements, we utilize certain critical accounting policies. Except for SFAS 123R discussed below, there have been no material changes in our significant accounting policies, which are included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
      Stock-based Compensation Expense. The Company adopted SFAS 123R Share Based Payment on January 1, 2006. The Company opted to utilize the modified prospective method of transition in adopting SFAS 123R. The effect of this change from applying the original expense recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share, as described in further detail in Note 13 to the consolidated financial statements. The effect of this change from applying the original provisions of SFAS 123 had no effect on cash flow from operating and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of March 31, 2006 to reflect the change in accounting for forfeitures. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Company will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123R, related stock option expense was $2.1 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $2.7 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Results for prior periods have not been restated.
THE COMPANY
      AMB Property Corporation, a Maryland corporation, acquires, develops and operates industrial properties in key distribution markets throughout North America, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms.
      We commenced operations as a fully integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of March 31, 2006, we owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, or managed buildings, properties and development projects expected to total approximately 119.2 million rentable square feet (11.1 million square meters) and 1,094 buildings in 42 markets within eleven countries.
      Of the approximately 119.2 million rentable square feet as of March 31, 2006:

•	on a consolidated basis, we owned or partially owned 907 industrial buildings, principally warehouse distribution facilities, encompassing approximately 89.8 million rentable square feet that were 94.7% leased;

•	we managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet;

•	through unconsolidated joint ventures, we had investments in 85 industrial operating properties, totaling approximately 12.8 million rentable square feet, and two industrial development projects, expected to total approximately 0.3 million rentable square feet;

•	on a consolidated basis, we had investments in 45 industrial development projects which are expected to total approximately 12.4 million rentable square feet upon completion; and

•	on a consolidated basis, we owned six development projects, with a total estimated investment of approximately $293.1 million and approximately 2.4 million rentable square feet, that was available for sale or contribution.
      We operate our business through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of March 31, 2006, we owned an approximate 95.3% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.
      Our strategy is to become a leading provider of industrial properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.
      Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both in the U.S. and internationally. Our investment strategy targets markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by total consolidated and unconsolidated annualized base rents, 94.7% of our portfolio of industrial properties is located in our target markets, and much of it in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.
      Further, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than storage of goods. Our investment focus on HTD® assets is based on what we believe to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We believe that these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure, such as major airports and seaports.
      We are self-administered and self-managed and expect that we have qualified and will continue to qualify as a real estate investment trust for federal income tax purposes beginning with the year ended December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. We manage our portfolio of properties in a flexible operating model which includes both direct property management and Strategic Alliance Programs® in which we have established relationships with third-party real estate management firms, brokers and developers that provide property-level administrative and management services under our direction.
      Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, New Jersey, Shanghai, Singapore, Tokyo and Vancouver. As of March 31, 2006, we employed 321 individuals: 160 in our San Francisco headquarters, 64 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the U.S. Securities and Exchange Commission.
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
      We believe that real estate is fundamentally a local business and best operated by local teams in each market comprised of AMB employees, local alliance partners or both. We intend to continue to increase utilization of internal management resources in target markets to achieve both operating efficiencies and to expose our customers to the broadening array of AMB service offerings, including access to multiple locations worldwide and build-to-suit developments. We actively manage our portfolio, whether directly or with an alliance partner, by establishing leasing strategies, negotiating lease terms, pricing, and level and timing of property improvements.
Growth Strategies

Growth Through Operations
      We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended March 31, 2006, our average industrial property base rental rates decreased by 11.5% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial property market weakened, we have focused on maintaining occupancy levels. During the three months ended March 31, 2006, cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2004) increased by 0.3% on our industrial properties. Since our initial public offering in November 1997, we have experienced average annual increases in industrial property base rental rates of 4.4% and maintained an average quarter-end occupancy of 94.9% in our industrial property operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See “Supplemental Earnings Measures” under this Item for a discussion of net operating income and Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth Through Development
      We believe that development, redevelopment and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe we have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added conversion projects represent the redevelopment of land or a building site for a more valuable use and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties may be held in our portfolio, sold to third parties or contributed to our co-investment joint ventures. We believe our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.
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

Growth Through Acquisitions and Capital Redeployment
      We believe that our acquisition experience and our network of property management, leasing and acquisition resources will continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which we believe may give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We believe also that our UPREIT structure enables us to acquire land and industrial properties in exchange for limited partnership units in the operating partnership or AMB Property II, L.P., thereby enhancing our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. Going forward, we believe that AMB Institutional Alliance Fund III, L.P., will serve as our primary source of capital for acquisitions of operating properties within the United States. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.
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

Growth Through Global Expansion
      By the end of 2007, we expect to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of March 31, 2006, our international operating properties comprised 4.5% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 7.4%. Our North American target markets outside of the United States currently comprise Guadalajara, Mexico City, Monterrey and Toronto. Our European target markets currently comprise Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Madrid, Milan and Paris. Our Asian target markets currently include Beijing, Busan, Nagoya, Osaka, the Pearl River Delta, Seoul, Shanghai, Singapore and Tokyo. We expect to add additional target markets outside the United States in the future.
      We believe that expansion into international target markets represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the U.S. on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements.”

Growth Through Co-Investments
      We co-invest in properties with private capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically, we will own a 20-50% interest in our co-investment joint ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of March 31, 2006, we owned approximately 56.9 million square feet of our properties (47.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.
RESULTS OF OPERATIONS
      The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties stabilized after December 31, 2004 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).
      As of March 31, 2006, same store industrial properties consisted of properties aggregating approximately 79.7 million square feet. The properties acquired during the three months ended March 31, 2006 consisted of 32 buildings, aggregating approximately 2.1 million square feet. The properties acquired during the three months ended March 31, 2005 consisted of six buildings, aggregating approximately 0.8 million square feet. During the three months ended March 31, 2006, property divestitures consisted of three buildings, aggregating approximately 0.3 million square feet. During the three months ended March 31, 2005, property divestitures consisted of 24 industrial buildings, aggregating approximately 1.5 million square feet.

For the Three Months ended March 31, 2006 and 2005 (dollars in millions):

Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$144.9	$144.4	$0.5	0.3%
2006 acquisitions	0.3	—	0.3	—%
2005 acquisitions	8.5	0.7	7.8	1,114.3%
Development	2.1	1.2	0.9	75.0%
Other industrial	1.6	0.2	1.4	700.0%
International industrial	19.0	6.9	12.1	175.4%

Total rental revenues	176.4	153.4	23.0	15.0%
Private capital income	5.1	3.3	1.8	54.5%

Total revenues	$181.5	$156.7	$24.8	15.8%

      U.S. industrial same store rental revenues increased $0.5 million from the prior year on a quarter-to-date basis. The properties acquired during the fiscal year ended December 31, 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during the first quarter of 2006 consisted of 32 buildings, aggregating approximately 2.1 million square feet. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international revenues. The increase in private capital income of $1.8 million was primarily due to increased asset management fees from additional assets held in co-investment joint ventures.

Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$25.2	$21.8	$3.4	15.6%
Real estate taxes	20.5	18.0	2.5	13.9%

Total property operating costs	$45.7	$39.8	$5.9	14.8%

Property operating costs
U.S. industrial:
Same store	$39.1	$37.5	$1.6	4.3%
2006 acquisitions	0.1	—	0.1	—%
2005 acquisitions	2.2	0.1	2.1	2,100.0%
Development	0.7	0.6	0.1	16.7%
Other industrial	0.2	0.3	(0.1)	(33.3)%
International industrial	3.4	1.3	2.1	161.5%

Total property operating costs	45.7	39.8	5.9	14.8%
Depreciation and amortization	43.4	39.5	3.9	9.9%
General and administrative	23.1	18.5	4.6	24.9%
Other expenses	0.5	0.9	(0.4)	(44.4)%
Fund costs	0.6	0.4	0.2	50.0%

Total costs and expenses	$113.3	$99.1	$14.2	14.3%

      Same store properties’ operating expenses showed an increase of $1.6 million from the prior year on a quarter-to-date basis due primarily to increased real estate taxes, insurance and non-reimbursable costs. The properties acquired during the fiscal year ended December 31, 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during the first quarter of 2006 consisted of 32 buildings, aggregating approximately 2.1 million square feet. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany,

Japan, Mexico and the Netherlands, resulting in increased international operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs due to the expansion of satellite offices. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2006	2005	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$2.1	$1.2	$0.9	75.0%
Other income	3.1	0.1	3.0	3,000.0%
Gains from disposition of real estate interests	—	1.3	(1.3)	(100.0)%
Development profits, net of taxes	0.7	17.9	(17.2)	(96.1)%
Interest expense, including amortization	(39.8)	(36.8)	3.0	8.2%

Total other income and (expenses), net	$(33.9)	$(16.3)	$17.6	108.0%

      The $0.9 million increase in equity in earnings of unconsolidated joint ventures was primarily due to a gain from the disposition of real estate by one of our unconsolidated joint ventures during the quarter. The $3.0 million increase in other income was primarily due to an increase in bank interest income and dividend income related to two of our investments. Development profits represent gains from the sale of development projects and land as part of our development-for-sale program. The decrease in development profits was due to decreased disposition volume during the three months ended March 31, 2006. During the three months ended March 31, 2006, we sold one land parcel for an aggregate price of $4.7 million, resulting in an after-tax gain of $0.7 million. During the three months ended March 31, 2005, we sold two land parcels and a 24,000 square foot development project, for an aggregate price of $42.9 million, resulting in an after-tax gain of $17.9 million. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

Discontinued Operations	2006	2005	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.8	$2.4	$(1.6)	(66.7)%
Gains from dispositions of real estate, net of minority interests	7.0	27.9	(20.9)	(74.9)%

Total discontinued operations	$7.8	$30.3	$(22.5)	(74.3)%

      During the three months ended March 31, 2006, we divested ourselves of three industrial buildings, aggregating approximately 0.3 million square feet for $14.7 million, with a resulting net gain of approximately $7.0 million. During the three months ended March 31, 2005, we divested ourselves of 24 industrial buildings, aggregating approximately 1.5 million square feet for $142.1 million, with a resulting net gain of approximately $27.9 million.

Preferred Stock	2006	2005	$ Change	% Change

Preferred stock dividends	$(3.1)	$(1.8)	$1.3	72.2%
Preferred unit redemption issuance costs	(1.1)	—	1.1	—%

Total preferred stock	$(4.2)	$(1.8)	$2.4	133.3%

      In December 2005, we issued 3,000,000 shares of 7.0% Series O Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the newly-issued shares. In addition, during March 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Partnership Units and we recognized a reduction of income available to common stockholders of $1.1 million for the original issuance costs.

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
      Cash flows. For the three months ended March 31, 2006, cash provided by operating activities was $52.1 million as compared to $47.6 million for the same period in 2005. This change is primarily due to increases in rental rates, partially offset by an increase in general and administrative expenses primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs related to the expansion of satellite offices. Cash used in investing activities was $309.1 million for the three months ended March 31, 2006, as compared to cash used for investing activities of $72.5 million for the same period in 2005. This change is primarily due to a decrease in proceeds from real estate divestitures and an increase in funds used for property acquisitions, offset by less funds used for additions to interests in unconsolidated joint ventures. Cash provided by financing activities was $165.6 million for the three months ended March 31, 2006, as compared to $85.1 million for the same period in 2005. This change is due primarily to an increase in borrowings, net of repayments, offset by the cost of the repurchase of preferred units during the three months ended March 31, 2006.
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
Capital Resources
      Dispositions of Real Estate Interests. For the three months ended March 31, 2006, we did not initiate any such sales. During the three months ended March 31, 2005, we recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties in 2004 to AMB-SGP Mexico, LLC.
      Property Divestitures. During the three months ended March 31, 2006, we divested ourselves of three industrial buildings aggregating approximately 0.3 million square feet, for an aggregate price of $14.7 million, with a resulting net gain of $0.7 million.
      Development Sales and Contributions. During the three months ended March 31, 2006, we sold one land parcel for $4.7 million, resulting in an after-tax gain of $0.7 million.
      Properties Held for Contribution. During the three months ended March 31, 2006, we held for contribution to a co-investment joint venture five industrial buildings with an aggregate net book value of $266.3 million, which, when contributed to the joint venture, will reduce our current ownership interest from approximately 100% to an expected range of 20-50%. These assets are not being held for divestiture under SFAS No. 144.
      Properties Held for Divestiture. During the three months ended March 31, 2006, we held for divestiture four industrial buildings, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. During the three months ended March 31, 2006, the net carrying value of the properties held for divestiture was $31.2 million. Expected net sales proceeds exceed the net carrying value of the properties.
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
      Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of March 31, 2006, we owned approximately 56.9 million square feet of our properties (47.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at March 31, 2006 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/ Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	$489,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(6)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders as of March 31, 2006.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,100,000	(4)

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of March 31, 2006.

(4)	Using the exchange rate at March 31, 2006.
      Common and Preferred Equity. We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of March 31, 2006: 1,595,337 shares of series D preferred; 220,440 shares of series E cumulative redeemable preferred; 267,439 shares of series F cumulative redeemable preferred; 510,000 shares of series I cumulative redeemable preferred; 800,000 shares of series J cumulative redeemable preferred; 800,000 shares of series K cumulative redeemable preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding, and 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding.
      On September 24, 2004, AMB Property II, L.P., a partnership in which Texas AMB I, LLC, a Delaware limited liability company and our indirect subsidiary, owns an approximate 1.0% general partnership interest and the operating partnership owns an approximate 99% common limited partnership interest, issued 729,582 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units at a price of $50.00 per unit. The series N preferred units were issued to Robert Pattillo Properties, Inc. in exchange for the contribution of certain parcels of land that are located in multiple markets to AMB Property II, L.P. Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the operating partnership, and sold all of its series N preferred units to the operating partnership for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P. repurchased all of the series N preferred units from the operating partnership at an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.
      On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In connection with this repurchase, we reclassified all of our outstanding 840,000 8.125% Series H Cumulative Redeemable Preferred Stock as preferred stock.
      In December 2005, our board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of our common stock. We did not repurchase or retire any shares of our common stock during the quarter ended March 31, 2006.
      Debt. In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of March 31, 2006, our share of total debt-to-our share of total market capitalization ratio was 34.4%. (See footnote 1 to the Capitalization Ratios table contained in Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and

Capital Resources” below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our consolidated co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.
      As of March 31, 2006, the aggregate principal amount of our secured debt was $1.9 billion, excluding unamortized debt premiums of $11.2 million. Of the $1.9 billion of secured debt, $1.4 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.7% to 10.4% per annum (with a weighted average rate of 5.7%) and final maturity dates ranging from October 2006 to January 2025. As of March 31, 2006, $1.6 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.1%, while the remaining $293.4 million bear interest at variable rates (with a weighted average interest rate of 3.4%).
      As of March 31, 2006, the operating partnership had outstanding an aggregate of $962.5 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.3% and had an average term of 5.0 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under the operating partnership’s 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under the operating partnership’s 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants.
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
      Credit Facilities. The operating partnership has a senior unsecured revolving line of credit in the amount of $500.0 million. We are a guarantor of the operating partnership’s obligations under the credit facility. The three-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in Yen, Euros or British Pounds Sterling. The line, which matures in June 2007 and carries a one-year extension option, can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 60 basis points as of March 31, 2006, with an annual facility fee of 20 basis points. The operating partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. The total amount available under the credit facility fluctuates based upon the borrowing base, as defined in the agreement governing the credit facility, which is generally based upon the value of our unencumbered properties. As of March 31, 2006, the outstanding balance on the credit facility was $383.4 million and the remaining amount available was $91.2 million, net of outstanding letters of credit of $25.4 million. The outstanding balance included borrowings denominated in Euros and Yen, which, using the exchange rate in effect on March 31, 2006, would equal approximately $192.8 million and $30.6 million in U.S. dollars, respectively.
      On June 29, 2004, AMB Japan Finance Y.K., a subsidiary of the operating partnership, entered into an unsecured revolving credit agreement providing for loans or letters of credit. On December 8, 2005, the unsecured revolving credit agreement was amended to increase the maximum principal amount outstanding at any time to up to 35.0 billion Yen, which, using the exchange rate in effect on March 31, 2006, equaled approximately $297.2 million U.S. dollars, and can be increased to up to 40.0 billion Yen upon certain conditions. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest, and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2007 and has a one-year extension option, which is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.25% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 60 basis points as of March 31, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 20 basis points of the outstanding commitments under the facility as of March 31, 2006. As of March 31, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2006, was $226.8 million in U.S. dollars.
      On November 24, 2004, AMB Tokai TMK, a Japanese subsidiary of the operating partnership, entered into a secured multi-advance project financing, providing for loans in a maximum principal amount outstanding at any time of up to 20.0 billion Yen, which, using the exchange rate in effect on March 31, 2006, would equal approximately $169.8 million U.S. dollars. The financing agreement is among AMB Tokai TMK, us, the operating partnership, Sumitomo Mitsui Banking Corporation and a syndicate of banks. We, along with the operating partnership, jointly and severally guarantee AMB Tokai TMK’s obligations under the financing agreement, pursuant to a guaranty of payment executed in connection with the project financing. The financing is secured by a mortgage on certain real property located in Tokai, Tokyo, Japan, and matures on October 31, 2006 with a one-year extension option. The rate on the borrowings will generally be TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 60 basis points per annum as of March 31, 2006, except that AMB Tokai TMK has purchased from Sumitomo an interest rate swap, which has fixed the interest rate payable on a principal amount equal to 13.0 billion Yen at 1.32% per annum plus the applicable margin. In addition, there is an annual commitment fee based on unused commitments, payable quarterly, which is based on the credit rating of the operating partnership’s long-term debt, and was 20 basis points of the amount of unused commitments as of March 31, 2006. The financing agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In addition, Sumitomo, AMB Tokai TMK and the operating partnership signed a commitment letter on November 24, 2004, pursuant to which Sumitomo committed to purchase bonds that may be issued by AMB Tokai TMK in an amount between 10.0 billion Yen and 15.0 billion Yen (such amount to be determined by AMB Tokai TMK). The bonds would be secured by the AMB Ohta Distribution Center and would generally accrue interest at a rate of TIBOR plus 1.10% per annum; because the swap purchased by AMB Tokai TMK from Sumitomo is coterminous with the maturity date of the proposed bonds, AMB Tokai TMK will have fixed the interest rate payable on, in general, a principal amount equal to 13.0 billion Yen at 2.42% per annum. The bonds, if issued, would mature on October 31, 2012. As of March 31, 2006, the outstanding balance on this financing agreement was 19.5 billion Yen, which, using the exchange rate in effect on March 31, 2006, equaled approximately $165.6 million U.S. dollars and is accounted for as wholly-owned secured debt.
      On February 16, 2006, the operating partnership and certain of its consolidated subsidiaries entered into a third amended and restated credit agreement for a $250.0 million unsecured revolving credit facility that replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. We, along with the operating partnership, guarantee the obligations for such subsidiaries and other entities controlled by us or the Operating Partnership that are selected to be borrowers by the operating partnership from time to time under and pursuant to the credit facility. The four-year credit facility includes a multi-

currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60 basis points as of March 31, 2006, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2006, the outstanding balance on this facility was approximately $123.9 million.
      The tables below summarize our debt maturities and capitalization as of March 31, 2006 (dollars in thousands):

Debt

	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Other
	Debt(4)	Debt	Securities	Facilities(1)	Debt	Total Debt

2006	$48,607	$70,806	$50,000	$—	$15,860	$185,273
2007	12,744	58,139	75,000	610,160	752	756,795
2008	40,958	179,144	175,000	—	810	395,912
2009	5,326	121,367	100,000	—	873	227,566
2010	71,143	117,716	250,000	123,950	40,941	603,750
2011	22,015	357,699	75,000	—	1,014	455,728
2012	255,109	171,891	—	—	1,093	428,093
2013	15,108	197,427	—	—	920	213,455
2014	15,408	5,197	—	—	616	21,221
2015	1,996	86,860	112,491	—	664	202,011
Thereafter	19,436	32,544	125,000	—	—	176,980

Subtotal	507,850	1,398,790	962,491	734,110	63,543	3,666,784
Unamortized premiums/(discounts)	2,321	8,844	(11,554)	—	—	(389)

Total consolidated debt	510,171	1,407,634	950,937	734,110	63,543	3,666,395
Our share of unconsolidated joint venture debt(2)	—	159,772	—	—	—	159,772

Total debt	510,171	1,567,406	950,937	734,110	63,543	3,826,167
Joint venture partners’ share of consolidated joint venture debt	—	(963,917)	—	—	(32,000)	(995,917)

Our share of total debt(3)	$510,171	$603,489	$950,937	$734,110	$31,543	$2,830,250

Weighed average interest rate	4.0%	6.3%	6.3%	3.2%	7.3%	5.3%
Weighed average maturity (in years)	5.8	5.5	5.0	1.7	3.8	4.6

(1)	Includes $233.9 million, $257.4 million and $82.8 million in Euro, Yen and Canadian dollar based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on March 31, 2006.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 5.5% and 4.5 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $385.6 million. Of this, $250.5 million is associated with assets located in Asia and the remaining $135.1 million is related to assets located in Europe.

Market Equity

	Shares/Units	Market	Market
Security	Outstanding	Price	Value

	(Dollars in thousands,
	except share and per share data)
Common stock	87,947,345	$54.27	$4,772,902
Common limited partnership units(1)	4,385,207	$54.27	237,985

Total	92,332,552		$5,010,887

(1)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Stock and Units

	Dividend	Liquidation
Security	Rate	Preference	Redemption/Callable Date

Series D preferred units	7.75%	$79,767	May 2004
Series E preferred units	7.75%	11,022	August 2004
Series F preferred units	7.95%	10,057	March 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010

Weighted average/total	7.36%	$388,846

Capitalization Ratios as of March 31, 2006

Total debt-to-total market capitalization(1)	41.5%
Our share of total debt-to-our share of total market capitalization(1)	34.4%
Total debt plus preferred-to-total market capitalization(1)	45.7%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	39.1%
Our share of total debt-to-our share of total book capitalization(1)	55.9%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of March 31, 2006. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity
      As of March 31, 2006, we had $142.5 million in cash and cash equivalents and $287.7 million of additional available borrowings under our credit facilities. As of March 31, 2006, we had $25.5 million in restricted cash.
      Our board of directors declared a regular cash dividend for the quarter ended March 31, 2006 of $0.46 per share of common stock, and the operating partnership announced its intention to pay a regular cash distribution for the quarter ended March 31, 2006 of $0.46 per common unit. The dividends and distributions were payable on April 17, 2006 to stockholders and unitholders of record on April 6, 2006. The series L, M, and O preferred stock dividends were payable on April 17, 2006 to stockholders of record on April 6, 2006. The series E, F, J and K preferred unit quarterly distributions were payable on April 17, 2006. The series D and I preferred unit quarterly distributions were paid on March 25, 2006. The series H and N preferred unit quarterly distributions were paid on their dates of repurchase by us on March 21, 2006 and January 27, 2006, respectively. The following table sets forth the dividends and distributions paid or payable per share or unit for the three months ended March 31, 2006 and 2005:

		For the Three
		Months Ended
		March 31,

Paying Entity	Security	2006	2005

AMB Property Corporation	Common stock	$0.460	$0.440
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	n/a
Operating Partnership	Common limited partnership units	$0.460	$0.440
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994
AMB Property II, L.P.	Class B common limited partnership units	$0.460	$0.440
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969
AMB Property II, L.P.	Series E preferred units	$0.969	$0.969
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994
AMB Property II, L.P.	Series H preferred units(1)	$0.970	$1.016
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000
AMB Property II, L.P.	Series N preferred units(2)	$0.215	$0.625

(1)	In March 2006, AMB Property II, L.P. repurchased all of its series H preferred units.

(2)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the operating partnership and AMB Property II, L.P. repurchased all of such units from the operating partnership.

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

Capital Commitments
      Developments. During the three months ended March 31, 2006, we initiated seven new industrial development projects in North America and Asia with a total estimated investment of $218.8 million, aggregating an estimated 2.9 million square feet. As of March 31, 2006, we had 47 projects in our development pipeline representing a total estimated investment of $1.0 billion upon completion, of which two industrial projects with a total of approximately 0.3 million square feet and an aggregate estimated investment of $25.8 million upon completion are held in unconsolidated joint ventures. In addition, we held six development projects available for sale or contribution, representing a total estimated investment of $293.1 million upon completion. Of the total development pipeline, $548.1 million had been funded as of March 31, 2006 and an estimated $484.1 million was required to complete current projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or equity issuances, net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.
      Acquisitions. During the three months ended March 31, 2006, we acquired 32 industrial buildings, aggregating approximately 2.1 million square feet for a total expected investment of $153.4 million. We generally fund our acquisitions through private capital contributions, borrowings under our credit facilities, cash, debt issuances and net proceeds from property divestitures.
      Lease Commitments. We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from two to 57 years. These operating lease payments are amortized ratably over the lesser of the terms of the related leases or 40 years.
      Co-investment Joint Ventures. Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2006, we had investments in co-investment joint ventures with a gross book value of $2.6 billion, which are consolidated for financial reporting purposes, and net equity investments in two unconsolidated co-investment joint ventures of $27.3 million. As of March 31, 2006, we may make additional capital contributions to current and planned co-investment joint ventures of up to $135.3 million (using the exchange rates at March 31, 2006) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment trust. This would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150.0 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely effect our cash flow.
      Captive Insurance Company. In December 2001, we formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. We capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Premiums paid to Arcata National Insurance Ltd. have a retrospective component, so that if expenses, including losses, deductibles and reserves, are less than premiums collected, the excess may be returned to the property owners (and, in turn, as appropriate, to the customers). Conversely, subject to certain limitations, if expenses, including losses, deductibles and reserves, are greater than premiums collected, an additional premium will be charged. As with all recoverable expenses, differences between estimated and actual insurance premiums are recognized in the subsequent year. Through this structure, we believe that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.
      Potential Unknown Liabilities. Unknown liabilities may include the following:

•	liabilities for clean-up or remediation of undisclosed environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation or acquisition transactions that had not been asserted prior to our formation or acquisition transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax liabilities; and

•	claims for indemnification by the officers and directors of our predecessors and others indemnified by these entities.
OFF-BALANCE SHEET ARRANGEMENTS
      Standby Letters of Credit. As of March 31, 2006, we had provided approximately $35.8 million in letters of credit, of which $25.4 million was provided under the operating partnership’s $500.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.
      Guarantees. Other than parent guarantees associated with the unsecured lines of credit, as of March 31, 2006, we had outstanding guarantees in the aggregate amount of $118.9 million in connection with certain acquisitions. As of March 31, 2006, we guaranteed $24.6 million and $2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively.
      Performance and Surety Bonds. As of March 31, 2006, we had outstanding performance and surety bonds in an aggregate amount of $1.0 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.
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
SUPPLEMENTAL EARNINGS MEASURES
      FFO. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.
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

      The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per share and unit amounts):

	For the Three Months
	Ended March 31,

	2006	2005

Net income(1)	$27,577	$46,767
Gain from dispositions of real estate, net of minority interests	(7,013)	(29,243)
Depreciation and amortization:
Total depreciation and amortization	43,360	39,532
Discontinued operations’ depreciation	(92)	4,591
Non-real estate depreciation	(1,000)	(745)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	8,825	9,349
Limited partnership unitholders’ minority interests (Net income)	805	295
Limited partnership unitholders’ minority interests (Development profits)	32	458
Discontinued operations’ minority interests (Net income)	(248)	2,386
FFO attributable to minority interests	(20,435)	(23,587)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(2,088)	(1,242)
Our share of FFO	3,209	2,747
Preferred stock dividends	(3,096)	(1,783)
Preferred unit redemption issuance costs	(1,097)	—

Funds from operations	$48,739	$49,525

Basic FFO per common share and unit	$0.54	$0.56

Diluted FFO per common share and unit	$0.52	$0.54

Weighted average common shares and units:
Basic	90,821,246	87,857,933

Diluted	94,567,680	91,240,898

(1)	Includes gains from undepreciated land sales of $0.7 million and $8.4 million for the three months ended March 31, 2006 and 2005, respectively.
      SS NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income (SS NOI) to be a useful supplemental measure of our operating performance. For properties that are considered part of the same store pool, see Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Operating and Leasing Statistics Summary,” page 52, Note 1. In deriving SS NOI, we define NOI as rental revenues (as calculated in accordance with GAAP), including reimbursements, less straight-line rents, property operating expenses and real estate taxes. We exclude straight-line rents in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI helps the investing public compare the operating performance of a company’s real estate as compared to other companies.
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

OPERATING AND LEASING STATISTICS SUMMARY
      The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three months ended March 31, 2006:

Operating Portfolio(1)	Quarter

Square feet owned at March 31, 2006(2)	89,845,311
Occupancy percentage at March 31, 2006	94.7%
Weighted average lease terms:
Original	6.1 years
Remaining	3.4 years
Tenant retention	66.7%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(11.5)%
Same space square footage commencing (millions)	4.6
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.27
Re-tenanted	2.88

Weighted average	$2.02

Square footage commencing (millions)	4.9

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects.

(2)	In addition to owned square feet as of March 31, 2006, we managed, but did not have an ownership interest in, approximately 0.3 million additional square feet of industrial properties. One of our subsidiaries also manages approximately 1.1 million square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. We also have investments in approximately 12.7 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly-developed square footage or square footage vacant at acquisition.

      The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three months ended March 31, 2006:

Quarter

Square feet in same store pool at March 31, 2006(1)	79,661,500
% of total industrial square feet	88.7%
Occupancy percentage at period end:
March 31, 2006	94.9%
March 31, 2005	95.0%
Weighted average lease terms:
Original	6.0 years
Remaining	3.2 years
Tenant retention	67.3%
Rent decreases on renewals and rollovers	(11.8)%
Same space square footage commencing (millions)	4.3
Cash basis NOI growth % increase (decrease):
Revenues	1.4%
Expenses	4.4%
Net operating income	0.3%
Net operating income without lease termination fees	1.5%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2006, we had three outstanding interest rate swaps with aggregate notional amount of $144.7 million (in U.S. dollars).
      The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $0.4 million as of March 31, 2006 (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt(1)	$114,071	$129,317	$374,877	$191,090	$463,797	$1,300,902	$2,574,054
Average interest rate	7.2%	7.1%	7.1%	5.1%	6.4%	5.8%	6.2%
Variable rate debt(2)	$71,202	$627,478	$21,035	$36,476	$139,953	$196,586	$1,092,730
Average interest rate	5.4%	3.1%	6.7%	5.4%	4.6%	2.0%	3.3%
Interest Payments	$12,058	$28,633	$28,026	$11,715	$36,121	$79,384	$195,937

(1)	Represents 70.2% of all outstanding debt.

(2)	Represents 29.8% of all outstanding debt.

      If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $3.7 million (net of swaps) annually. As of March 31, 2006, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.7 billion based on our estimate of current market interest rates.
      As of March 31, 2006 and 2005, variable rate debt comprised 29.8% and 17.7%, respectively, of all our outstanding debt. Variable rate debt was $1.1 billion and $592.0 million, respectively, as of March 31, 2006 and 2005. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.
      Financial Instruments. We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at March 31, 2006 were three interest rate swaps hedging cash flows of our variable rate borrowings based on U.S. Libor (USD), Euribor (Europe) and Japanese TIBOR (Japan). The following table summarizes our financial instruments as of March 31, 2006:

	Maturity Dates

	December 8,	June 8,	October 29,	Notional	Fair
Related Derivatives (in thousands)	2008	2010	2012	Amount	Value

Interest Rate Swaps:
Plain Interest Rate Swap, Japan
Notional Amount (U.S. Dollars)			$110,375	$110,375
Receive Floating(%)			3M TIBOR
Pay Fixed Rate(%)			1.32%
Fair Market Value					$2,320
Plain Interest Rate Swap, USD
Notional Amount (U.S. Dollars)		$25,000		25,000
Receive Floating(%)		3M LIBOR
Pay Fixed Rate(%)		5.17%
Fair Market Value					26
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)	$9,331			9,331
Receive Floating(%)	3M EURIBOR
Pay Fixed Rate(%)	3.72%
Fair Market Value					(53)

Total				$144,706	$2,293

      International Operations. Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $1.4 million for the three months ended March 31, 2006.
      Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three months ended March 31, 2006, gains from remeasurement and the sale of two foreign exchange agreements included in our results of operations totaled $0.1 million.
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
      As of March 31, 2006, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 1A.	Risk Factors
      As of March 31, 2006, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles Supplementary Redesignating and Reclassifying All 840,000 Shares of 8.125% Series H Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated herein by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 24, 2006).
10.1	Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P. as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Société Générale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2006).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated May 10, 2006.
32.1	18 U.S.C.§ 1350 Certifications dated May 10, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
Date: May 10, 2006