Form 10-Q
period 2006-06-30
AMB PROPERTY CORP
filed 2006-08-08
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of August 1, 2006, there were 88,382,890 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited, dollars in
	thousands)

ASSETS
Investments in real estate:
Land	$1,658,040	$1,527,072
Buildings and improvements	4,648,074	4,273,716
Construction in progress	1,070,208	997,506

Total investments in properties	7,376,322	6,798,294
Accumulated depreciation and amortization	(774,528)	(697,388)

Net investments in properties	6,601,794	6,100,906
Investments in unconsolidated joint ventures	123,107	118,653
Properties held for contribution, net	71,981	32,755
Properties held for divestiture, net	46,857	17,936

Net investments in real estate	6,843,739	6,270,250
Cash and cash equivalents	202,345	232,881
Restricted cash	29,567	34,352
Mortgage and loan receivables	18,816	21,621
Accounts receivable, net of allowance for doubtful accounts of $5,567 and $6,302, respectively	127,528	178,682
Deferred financing costs, net	24,345	25,026
Other assets	90,026	39,927

Total assets	$7,336,366	$6,802,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,829,968	$1,912,526
Unsecured senior debt	1,051,249	975,000
Unsecured credit facilities	904,452	490,072
Other debt	88,217	23,963

Total debt	3,873,886	3,401,561
Security deposits	44,286	47,055
Dividends payable	47,007	46,382
Accounts payable and other liabilities	162,930	170,307

Total liabilities	4,128,109	3,665,305
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	950,209	853,643
Preferred unitholders	190,198	278,378
Limited partnership unitholders	89,705	89,114

Total minority interests	1,230,112	1,221,135
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,344
Common stock, $.01 par value, 500,000,000 shares authorized, 88,099,463 and 85,814,905 issued and outstanding, respectively	880	857
Additional paid-in capital	1,685,688	1,641,186
Retained earnings	115,873	101,124
Accumulated other comprehensive income (loss)	373	(2,416)

Total stockholders’ equity	1,978,145	1,916,299

Total liabilities and stockholders’ equity	$7,336,366	$6,802,739

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Unaudited, dollars in thousands, except
	share and per share amounts)

REVENUES
Rental revenues	$175,330	$154,370	$351,234	$307,204
Private capital income	4,943	3,438	10,049	6,756

Total revenues	180,273	157,808	361,283	313,960

COSTS AND EXPENSES
Property operating expenses	(24,537)	(21,234)	(49,680)	(42,933)
Real estate taxes	(20,346)	(18,682)	(40,720)	(36,567)
Depreciation and amortization	(44,088)	(37,764)	(87,162)	(72,636)
Impairment losses	(5,394)	—	(5,394)	—
General and administrative	(25,144)	(20,111)	(48,191)	(38,060)
Other expenses	296	792	(241)	(738)
Fund costs	(479)	(380)	(1,093)	(744)

Total costs and expenses	(119,692)	(97,379)	(232,481)	(191,678)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	8,278	7,188	10,366	8,430
Other income	1,933	1,667	4,998	1,804
Gains from dispositions of real estate interests	—	17,622	—	18,923
Development profits, net of taxes	45,698	1,975	46,372	19,924
Interest expense, including amortization	(44,075)	(37,186)	(83,800)	(74,011)

Total other income and expenses, net	11,834	(8,734)	(22,064)	(24,930)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	72,415	51,695	106,738	97,352

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(9,060)	(8,893)	(17,731)	(18,242)
Joint venture partners’ share of development profits	(1,619)	(284)	(1,651)	(10,120)
Preferred unitholders	(4,024)	(5,368)	(9,025)	(10,736)
Limited partnership unitholders	(495)	(849)	(1,311)	(1,379)

Total minority interests’ share of income	(15,198)	(15,394)	(29,718)	(40,477)

Income from continuing operations before cumulative effect of change in accounting principle	57,217	36,301	77,020	56,875

Discontinued operations:
Income (loss) attributable to discontinued operations, net of minority interests	1,063	(882)	1,630	(2,634)
Gains from dispositions of real estate, net of minority interests	17,073	5,370	24,087	33,315

Total discontinued operations	18,136	4,488	25,717	30,681

Net income before cumulative effect of change in accounting principle	75,353	40,789	102,737	87,556
Cumulative effect of change in accounting principle	—	—	193	—

Net income	75,353	40,789	102,930	87,556
Preferred stock dividends	(3,095)	(1,783)	(6,191)	(3,566)
Preferred unit redemption discount/(issuance costs)	77	—	(1,020)	—

Net income available to common stockholders	$72,335	$39,006	$95,719	$83,990

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.62	$0.42	$0.80	$0.64
Discontinued operations	0.21	0.05	0.30	0.37
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.83	$0.47	$1.10	$1.01

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.60	$0.40	$0.77	$0.62
Discontinued operations	0.20	0.05	0.29	0.35
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.80	$0.45	$1.06	$0.97

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	87,317,494	83,521,538	86,915,959	83,339,366

Diluted	90,135,659	87,076,011	90,147,493	86,845,858

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-In	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited, dollars in thousands, except share amounts)

Balance as of December 31, 2005	$175,548	85,814,905	$857	$1,641,186	$101,124	$(2,416)	$1,916,299
Net income	6,191	—	—	—	95,719	—
Unrealized gain on securities and derivatives	—	—	—	—	—	1,183
Currency translation adjustment	—	—	—	—	—	1,606
Total comprehensive income	—						104,699
Stock-based compensation amortization and issuance of restricted stock	—	407,558	4	10,937	—	—	10,941
Exercise of stock options	—	1,865,682	19	33,381	—	—	33,400
Conversion of partnership units	—	11,318	—	576	—	—	576
Forfeiture of restricted stock	—	—	—	(1,263)	—	—	(1,263)
Cumulative effect of change in accounting principle	—	—	—	(193)	—	—	(193)
Reallocation of partnership interest	—	—	—	1,064	—	—	1,064
Offering costs	(217)	—	—	—	—	—	(217)
Dividends	(6,191)	—	—	—	(80,970)	—	(87,161)

Balance as of June 30, 2006	$175,331	88,099,463	$880	$1,685,688	$115,873	$373	$1,978,145

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,930	$87,556
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(11,300)	(9,361)
Depreciation and amortization	87,162	72,636
Impairment losses	5,394	—
Stock-based compensation amortization	10,941	6,944
Equity in earnings of unconsolidated joint ventures	(10,366)	(8,430)
Operating distributions received from unconsolidated joint ventures	1,147	663
Gains from dispositions of real estate interest	—	(18,923)
Development profits, net of taxes	(46,372)	(19,924)
Debt premiums, discounts and finance cost amortization, net	5,247	1,671
Total minority interests’ share of net income	29,718	40,477
Discontinued operations:
Depreciation and amortization	544	16,416
Joint venture partners’ share of net income	(295)	4,329
Limited partnership unitholders’ share of net income	81	(149)
Gains from dispositions of real estate, net of minority interests	(24,087)	(33,315)
Cumulative effect of change in accounting principle	(193)	—
Changes in assets and liabilities:
Accounts receivable and other assets	13,635	(40,086)
Accounts payable and other liabilities	(4,239)	(18,991)

Net cash provided by operating activities	159,947	81,513
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	5,353	4,046
Cash paid for property acquisitions	(311,507)	(193,470)
Additions to land, buildings, development costs, building improvements and lease costs	(497,947)	(221,573)
Net proceeds from divestiture of real estate	149,559	237,649
Additions to interests in unconsolidated joint ventures	(5,121)	(54,805)
Capital distributions received from unconsolidated joint ventures	13,633	—
Repayment and (issuance) of mortgage and loan receivables	2,805	(7,944)

Net cash used in investing activities	(643,225)	(236,097)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, proceeds from stock option exercises	33,400	16,255
Borrowings on secured debt	196,149	65,892
Payments on secured debt	(208,377)	(52,607)
Borrowings on other debt	65,000	—
Payments on other debt	(746)	(318)
Borrowings on unsecured credit facilities	646,509	501,024
Payments on unsecured credit facilities	(252,828)	(279,026)
Payment of financing fees	(5,736)	(3,315)
Net proceeds from issuances of senior debt	99,456	—
Payments on senior debt	(25,000)	—
Issuance costs on preferred stock or units	(217)	—
Repurchase of preferred units	(88,180)	—
Contributions from co-investment partners	124,185	99,377
Dividends paid to common and preferred stockholders	(86,536)	(75,868)
Distributions to minority interests, including preferred units	(52,810)	(83,236)

Net cash provided by financing activities	444,269	188,178
Net effect of exchange rate changes on cash	8,473	(4,024)
Net (decrease) increase in cash and cash equivalents	(30,536)	29,570
Cash and cash equivalents at beginning of period	232,881	109,392

Cash and cash equivalents at end of period	$202,345	$138,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$77,244	$84,640
Non-cash transactions:
Acquisition of properties	$399,625	$217,674
Assumption of secured debt	(61,006)	(15,477)
Assumption of other assets and liabilities	(19,096)	(2,871)
Acquisition capital	(8,016)	(5,856)

Net cash paid for property acquisitions	$311,507	$193,470

Preferred unit redemption issuance costs	$1,020	$—
Contribution of properties to unconsolidated joint ventures, net	$126,067	$27,282

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

As of June 30, 2006, the Company owned an approximate 95.3% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.7% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. Certain properties are owned through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests.

Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of June 30, 2006, the Company had investments in seven consolidated (including one consolidated joint venture in liquidation) and two unconsolidated co-investment joint ventures.

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

As of June 30, 2006, the Company owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, or managed buildings, properties and development projects expected to total approximately 123.1 million rentable square feet (11.4 million square meters) and 1,118 buildings in 41 markets within eleven countries. The Company’s strategy is to become a leading provider of distribution properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the approximately 123.1 million rentable square feet as of June 30, 2006:

•	on a consolidated basis, the Company owned or partially owned 928 industrial buildings, principally warehouse distribution buildings, encompassing approximately 92.2 million rentable square feet that were 95.4% leased;

•	the Company managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet;

•	through unconsolidated joint ventures, the Company had investments in 88 industrial operating properties, totaling approximately 14.2 million rentable square feet, and in one industrial development project, expected to total approximately 0.2 million rentable square feet;

•	on a consolidated basis, the Company had investments in 46 industrial development projects which are expected to total approximately 14.0 million rentable square feet upon completion; and

•	on a consolidated basis, the Company owned four development projects, with a total estimated investment of approximately $89.4 million and approximately 1.0 million rentable square feet, that were available for sale or contribution.

2.	Interim Financial Statements

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2006 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the economic environment, the Company re-evaluated the carrying

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of its investments and recorded an impairment charge of $5.4 million during the three and six months ended June 30, 2006, on certain of its investments.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Comprehensive Income.  The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $77.2 million and $38.7 million for the three months ended June 30, 2006 and 2005, respectively. Comprehensive income was $104.7 million and $84.2 million for the six months ended June 30, 2006 and 2005, respectively.

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

New Accounting Pronouncements.  In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. The Company adopted the consolidation requirements of this consensus in the third quarter of 2005 for all new or modified agreements and adopted the consensus for existing agreements during the first quarter of 2006. There was not a material impact on the Company’s financial position, results of operations or cash flows upon adoption.

3.	Real Estate Acquisition and Development Activity

Acquisition Activity.  During the three months ended June 30, 2006, the Company acquired 27 industrial buildings, aggregating approximately 2.5 million square feet for a total expected investment of $246.8 million. During the six months ended June 30, 2006, the Company acquired 59 industrial buildings, aggregating approximately 4.6 million square feet for a total expected investment of $400.1 million, of which the Company acquired 38 buildings through two of the Company’s co-investment joint ventures. During the three months ended June 30, 2005, the Company acquired twelve industrial buildings, aggregating approximately 2.1 million square feet for a total expected investment of $139.9 million. During the six months ended June 30, 2005, the Company acquired 18 industrial buildings, aggregating approximately 2.9 million square feet for a total expected investment of

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$217.7 million, of which the Company acquired 13 buildings through three of the Company’s co-investment joint ventures.

Development Starts.  For the three months ended June 30, 2006, the Company initiated four new industrial development projects in North America and Asia with a total estimated investment of $134.6 million, aggregating an estimated 2.0 million square feet. During the six months ended June 30, 2006, the Company initiated 11 new industrial development projects in North America and Asia with a total expected investment of $353.4 million, aggregating approximately 4.9 million square feet. During the three months ended June 30, 2005, the Company initiated six new industrial development projects in North America with a total expected investment of $82.1 million, aggregating approximately 1.7 million square feet. During the six months ended June 30, 2005, the Company initiated 13 new industrial development projects in North America and Amsterdam with a total expected investment of $172.1 million, aggregating approximately 2.6 million square feet.

Development Completions.  During the three months ended June 30, 2006, the Company completed four industrial buildings with a total investment of $55.0 million, aggregating approximately 0.5 million square feet. Three of these completed buildings with a total investment of $52.5 million and aggregating approximately 0.5 million square feet were placed in operations and one approximately 32,000 square foot building with a total investment of $2.5 million was sold to a third party. During the six months ended June 30, 2006, the Company completed 11 industrial buildings with a total investment of $347.3 million, aggregating 2.6 million square feet. Five of these completed buildings with a total investment of $77.5 million and aggregating approximately 0.8 million square feet were placed in operations, one 0.8 million square foot building with a total investment of $177.9 million was contributed to an unconsolidated joint venture, one approximately 32,000 square foot building with a total investment of $2.5 million was sold to a third party, and four buildings with a total investment of $89.4 million aggregating approximately 1.0 million square feet were available for sale or contribution as of June 30, 2006. During the three months ended June 30, 2005, the Company completed five industrial buildings with a total investment of $79.2 million, aggregating approximately 1.3 million square feet. Four of these completed buildings with a total investment of $59.1 million and aggregating approximately 0.9 million square feet were placed in operations and one approximately 0.4 million square foot building with a total investment of $20.1 million was contributed to an unconsolidated joint venture. During the six months ended June 30, 2005, the Company completed seven industrial buildings with a total investment of $96.0 million, aggregating 1.5 million square feet. Six of these completed buildings with a total investment of $75.9 million and aggregating approximately 1.1 million square feet were placed in operations, and one approximately 0.4 million square foot building with a total investment of $20.1 million was contributed to an unconsolidated joint venture.

Development Pipeline.  As of June 30, 2006, the Company had 47 industrial projects in its development pipeline, which will total approximately 14.2 million square feet, and will have an aggregate estimated investment of $1.1 billion upon completion. One of these industrial projects, with a total of approximately 0.2 million square feet and an aggregate estimated investment of $12.6 million upon completion, is held in an unconsolidated joint venture. The Company has an additional four development projects available for sale or contribution totaling approximately 1.0 million square feet, with an aggregate estimated investment of $89.4 million. As of June 30, 2006, the Company and its joint venture partners had funded an aggregate of $656.5 million and needed to fund an estimated additional $487.5 million in order to complete its development pipeline. The Company’s development pipeline currently includes projects expected to be completed through the second quarter of 2008. In addition, during the three months ended June 30, 2006, the Company acquired 129 acres of land for industrial warehouse development in North America and Asia for approximately $72.1 million. During the six months ended June 30, 2006, the Company acquired 340 acres of land for industrial warehouse development in North America and Asia for approximately $165.6 million.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Gains from Dispositions of Real Estate Interests, Development Profits and Discontinued Operations

Development Sales.  During the three months ended June 30, 2006, the Company sold an approximately 32,000 square foot development project for $2.9 million, resulting in an after-tax gain of $0.1 million. In addition, during the three and six months ended June 30, 2006, the Company received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. For the six months ended June 30, 2006, the Company sold one land parcel and an approximately 32,000 square foot development project for an aggregate sale price of $7.6 million, resulting in an after-tax gain of $0.8 million. During the three months ended June 30, 2005, the Company sold one approximately 19,000 square foot development project for $2.1 million resulting in an after-tax gain of $0.1 million. During the six months ended June 30, 2005, the Company sold two land parcels and two development projects, aggregating approximately 43,000 square feet for an aggregate price of $45.0 million, resulting in an after-tax gain of $18.2 million, of which $9.9 million was the joint venture partners’ share.

Discontinued Operations.  The Company reported its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended June 30, 2006, the Company divested itself of eight industrial buildings, aggregating approximately 0.5 million square feet, for an aggregate price of $37.1 million, with a resulting net gain of $17.1 million. During the six months ended June 30, 2006, the Company divested itself of 12 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $53.9 million, with a resulting net gain of $24.1 million. During the three months ended June 30, 2005, the Company divested itself of four industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $33.2 million, with a resulting net gain of $5.4 million. During the six months ended June 30, 2005, the Company divested itself of 28 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $33.3 million.

Development Contributions.  During the three months ended June 30, 2006, the Company contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC, both unconsolidated joint ventures. As a result of these contributions, the Company recognized an aggregate after-tax gain of $46.6 million representing the portion of its interest in the contributed properties acquired by the third-party co-investors for cash. No other contributions were made during the six months ended June 30, 2006. During the three months ended June 30, 2005, the Company contributed one completed development project totaling approximately 0.4 million square feet into AMB-SGP Mexico, LLC and recognized a gain of $1.9 million. For the six months ended June 30, 2005, the Company recognized a gain of $1.3 million, representing the additional value received from the contribution of a property to AMB-SGP Mexico, LLC during 2004.

Gains from Dispositions of Real Estate Interests.   On June 30, 2005, the Company contributed $106.9 million (using the exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to its then newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. The Company recognized a gain of $17.6 million on the contribution, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.

Properties Held for Contribution.  As of June 30, 2006, the Company held for contribution to a co-investment joint venture three industrial buildings with an aggregate net book value of $72.0 million, which, when contributed to a joint venture, will reduce the Company’s current ownership interest from approximately 100% to an expected range of 20-50%. These assets are not being held for divestiture under SFAS No. 144.

Properties Held for Divestiture.  As of June 30, 2006, the Company held for divestiture five industrial buildings and one land parcel with an aggregate net book value of $46.9 million. These properties either are not in the Company’s core markets or do not meet its current strategic objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Rental revenues	$248	$16,809	$1,094	$36,948
Straight-line rents and amortization of lease intangibles	114	41	314	256
Property operating expenses	33	(2,941)	(580)	(6,574)
Real estate taxes	(73)	(2,017)	(169)	(4,598)
Depreciation and amortization	(350)	(7,166)	(544)	(16,416)
Other income and (expenses), net	180	(25)	181	(34)
Interest, including amortization	801	(3,558)	1,120	(8,036)
Joint venture partners’ share of loss (income)	163	(2,075)	295	(4,329)
Limited partnership unitholders’ share of (income) loss	(53)	50	(81)	149

Income (loss) attributable to discontinued operations	$1,063	$(882)	$1,630	$(2,634)

As of June 30, 2006 and December 31, 2005, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Accounts receivable, net	$2,134	$1,182
Other assets	$164	$56
Accounts payable and other liabilities	$4,402	$1,180

5.	Mortgage and Loan Receivables

Through a wholly-owned subsidiary, the Company holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Company also holds a loan receivable on G.Accion S.A. de C.V. (“G.Accion”), an unconsolidated equity investment. The Company’s mortgage and loan receivables at June 30, 2006 and December 31, 2005 consisted of the following (dollars in thousands):

			June 30,	December 31,
Mortgage and Loan Receivables	Market	Maturity	2006	2005	Rate

1. Pier 1	SF Bay Area	May 2026	$12,755	$12,821	13.0%
2. G.Accion	Various	November 2006	6,061	8,800	10.0%

Total Mortgage and Loan Receivables			$18,816	$21,621

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

As of June 30, 2006 and December 31, 2005, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Wholly-owned secured debt, varying interest rates from 0.8% to 10.4%, due November 2006 to December 2022 (weighted average interest rate of 4.6% and 4.1% at June 30, 2006 and December 31, 2005, respectively)	$365,817	$522,459
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due October 2006 to January 2025 (weighted average interest rates of 6.3% and 6.3% at June 30, 2006 and December 31, 2005, respectively)	1,454,493	1,378,083
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due November 2006 to June 2018 (weighted average interest rates of 6.2% and 6.2% at June 30, 2006 and December 31, 2005, respectively)	1,062,491	987,491
Other debt, varying interest rates from 6.7% to 8.6%, due August 2006 to November 2015 (weighted average interest rates of 7.3% and 8.2% at June 30, 2006 and December 31, 2005, respectively)	88,217	23,963
Unsecured credit facilities, variable interest rate, due June 2007 to June 2010 (weighted average interest rates of 3.2% and 2.2% at June 30, 2006 and December 31, 2005, respectively)	904,452	490,072

Total debt before unamortized net (discounts)	3,875,470	3,402,068
Unamortized net (discounts)	(1,584)	(507)

Total consolidated debt	$3,873,886	$3,401,561

Secured debt generally requires monthly principal and interest payments. Some of the secured loans are cross-collateralized by multiple properties. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of June 30, 2006 and December 31, 2005, the total gross investment book value of those properties securing the debt was $3.7 billion and $3.6 billion, respectively, including $2.7 billion and $2.5 billion, respectively, in consolidated joint ventures. As of June 30, 2006, $1.5 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.0% while the remaining $282.2 million bore interest at variable rates (with a weighted average interest rate of 4.1%).

As of June 30, 2006, the Operating Partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 4.4 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100.0 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Also included is a $100.0 million term loan which matures in December 2006. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of June 30, 2006.

As of June 30, 2006, the Company had $88.2 million outstanding in other debt which bore a weighted average interest rate of 7.3% and had an average term of 5.7 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II which had a $65.0 million balance outstanding as of June 30, 2006, and the Company also had $23.2 million outstanding in other non-recourse debt.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 1, 2006, the Operating Partnership entered into a third amended and restated $550.0 million (includes Euros, Yen or U.S. Dollar denominated borrowings) unsecured revolving credit agreement that replaced its then-existing $500.0 million credit facility, which was to mature on June 1, 2007. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line, which matures on June 2010, carries a one-year extension option, can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of June 30, 2006, with an annual facility fee of 15 basis points. The Operating Partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2006, the outstanding balance on the credit facility was $380.8 million and the remaining amount available was $143.6 million, net of outstanding letters of credit of $25.6 million.

The outstanding balance included borrowings denominated in Euros, which, using the exchange rate in effect on June 30, 2006, equaled approximately $250.8 million in U.S. dollars. The revolving credit facility contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this revolving line of credit agreement at June 30, 2006.

On June 23, 2006, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on June 30, 2006, equaled approximately $393.0 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on June 30, 2006, equaled approximately $306.0 million U.S. dollars. The Company, along with the Operating Partnership guarantees the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased up to 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2006, equaled approximately $481.0 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of June 30, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of June 30, 2006. As of June 30, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2006, was $286.7 million in U.S. dollars. The revolving credit facility contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this revolving credit agreement at June 30, 2006.

On June 13, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. The Company, along with the Operating Partnership, guarantees the obligations for such subsidiaries and other entities controlled by the Company or the Operating Partnership that are

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selected to be borrowers by the Operating Partnership from time to time under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of June 30, 2006, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this revolving credit agreement at June 30, 2006. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2006, the outstanding balance on this facility was approximately $237.0 million.

As of June 30, 2006, the scheduled maturities of the Company’s total debt, excluding unamortized secured debt premiums and discounts, were as follows (dollars in thousands):

	Wholly-	Consolidated
	owned	Joint Venture	Unsecured
	Secured	Secured	Senior	Credit	Other
	Debt	Debt	Debt	Facilities	Debt	Total

2006	$45,567	$66,699	$150,000	$—	$15,534	$277,800
2007	13,385	58,356	75,000	—	752	147,493
2008	42,069	179,272	175,000	—	810	397,151
2009	4,044	122,366	100,000	—	873	227,283
2010	69,865	118,834	250,000	904,452	941	1,344,092
2011	21,681	363,111	75,000	—	1,014	460,806
2012	98,749	172,120	—	—	1,093	271,962
2013	26,183	217,175	—	—	65,920	309,278
2014	16,262	5,460	—	—	616	22,338
2015	2,106	118,403	112,491	—	664	233,664
Thereafter	25,906	32,697	125,000	—	—	183,603

Total	$365,817	$1,454,493	$1,062,491	$904,452	$88,217	$3,875,470

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

Minority interests in the Company represent the limited partnership interests in the Operating Partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 45.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated co-investment joint ventures’ total investment and property debt at June 30, 2006 and December 31, 2005 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate(6)		Secured Debt(7)
		Ownership	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2006	2005	2006	2005

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$100,276	$99,722	$40,351	$40,710
AMB Partners II, L.P.	City and County of San Francisco
	Employees’ Retirement System	20%	657,034	592,115	284,851	291,684
AMB-SGP, L.P.	Industrial JV Pte Ltd (1)	50%	439,962	436,713	237,589	239,944
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(2)	20%	515,590	507,493	248,239	245,056
AMB-AMS, L.P.(3)	PMT, SPW and TNO (4)	39%	148,501	146,007	62,286	63,143
AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.(5)	20%	927,932	749,634	479,174	421,290

			$2,789,295	$2,531,684	$1,352,490	$1,301,827

(1)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(2)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2006.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors.

(6)	The Company also had other consolidated joint ventures with total investments in real estate of $406.7 million and $378.7 million at June 30, 2006 and December 31, 2005, respectively.

(7)	The Company also had other consolidated joint ventures with secured debt of $109.6 million and $85.7 million at June 30, 2006 and December 31, 2005, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the minority interests as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2006	2005	Date

Joint Venture Partners	$950,209	$853,643	N/A
Limited Partners in the Operating Partnership	86,728	86,164	N/A
Series J preferred units (liquidation preference of $40,000)	38,883	38,883	September 2006
Series K preferred units (liquidation preference of $40,000)	38,932	38,932	April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	2,977	2,950	N/A
Series D preferred units (liquidation preference of $79,767)	77,684	77,684	May 2004
Series E preferred units (liquidation preference of $11,022)	—	10,788	N/A
Series F preferred units (liquidation preference of $10,057)	9,900	9,900	March 2005
Series H preferred units (liquidation preference of $42,000)	—	40,912	N/A
Series I preferred units (liquidation preference of $25,500)	24,799	24,800	March 2006
Series N preferred units (liquidation preference of $36,479)	—	36,479	N/A

Total minority interests	$1,230,112	$1,221,135

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Joint Venture Partners’ share of income	$9,060	$8,893	$17,731	$18,242
Joint Venture Partners’ share of development profits	1,619	284	1,651	10,120
Common limited partners in the Operating Partnership	479	816	1,269	1,335
Series J preferred units (liquidation preference of $40,000)	795	795	1,590	1,590
Series K preferred units (liquidation preference of $40,000)	795	795	1,590	1,590
Held through AMB Property II, L.P.:
Class B common limited partnership units	16	33	42	44
Series D preferred units (liquidation preference of $79,767)	1,546	1,546	3,091	3,091
Series E preferred units (liquidation preference of $11,022)	178	213	392	427
Series F preferred units (liquidation preference of $10,057)	200	200	400	400
Series H preferred units (liquidation preference of $42,000)	—	853	815	1,706
Series I preferred units (liquidation preference of $25,500)	510	510	1,020	1,020
Series N preferred units (liquidation preference of $36,479)	—	456	127	912

Total minority interests’ share of income	$15,198	$15,394	$29,718	$40,477

The Company has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of June 30, 2006 and December 31, 2005, the aggregate book value of the minority interests in the

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets was approximately $950.2 million and $853.6 million, respectively, and the Company believes that the aggregate settlement value of these interests were approximately $1.4 billion and $1.2 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its joint venture partners upon dissolution, as required under the terms of the respective partnership agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Company’s estimate of the aggregate settlement value. The partnership agreements do not limit the amount that the minority partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

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

On March 21, 2006, AMB Property II, L.P., repurchased all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $42.8 million, including accrued and unpaid distributions. In addition, the Company recognized a reduction of income available to common stockholders of $1.1 million for the related original issuance costs.

On June 30, 2006, AMB Property II, L.P., repurchased all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.9 million, including accrued and unpaid distributions. In addition, the Company recognized an increase in income available to common stockholders of $0.1 million for the discount on repurchase, net of original issuance costs.

8.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at June 30, 2006 and December 31, 2005 (dollars in thousands) were:

					Company’s
		Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Market	Feet	2006	2005	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC	Various, Mexico	2,474,745	$18,863	$16,218	20%
AMB Japan Fund I, L.P.	Various, Japan	1,960,480	18,311	10,112	20%
Other Industrial Operating Joint Ventures		9,720,658	45,949	41,520	52%
Other Industrial Development Joint Ventures		250,758	1,439	6,176	50%
Other Investment — G. Accion	Various	n/a	38,545	44,627	39%

Total Unconsolidated Joint Ventures		14,406,641	$123,107	$118,653

On December 30, 2004, the Company formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte Ltd, a real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Company retained a 20% interest. For the three and six months ended June 30, 2006, the Company recognized development profits of $3.4 million from the contribution of one completed development project for

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$38.4 million aggregating approximately 0.6 million square feet. For the six months ended June 30, 2005, the Company recognized a gain of $1.3 million from disposition of real estate interests, representing the additional value received from the contribution of properties to AMB-SGP Mexico, LLC during 2004. For the three and six months ended June 30, 2005, the Company recognized development profits of $1.7 million from the contribution of one industrial building for $23.6 million aggregating approximately 0.4 million square feet.

On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $432.6 million in U.S. dollars, using the exchange rate at June 30, 2006) for an approximate 80% equity interest. For the three and six months ended June 30, 2006, the Company recognized development profits of $43.2 million from the contribution of one completed development project for $243.0 million (using the exchange rate on the date of contribution) aggregating approximately 0.8 million square feet, to this fund. For the three and six months ended June 30, 2005, the Company contributed $106.9 million (using the exchange rate in effect at contribution) in operating properties, consisting of six industrial buildings, aggregating approximately 0.9 million square feet, to this fund. For the three and six months ended June 30, 2005, the Company recognized a gain of $17.6 million on the contribution, representing the portion of its interest in contributed properties acquired by the third-party investors for cash.

Under the agreements governing the joint ventures, the Company and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

The Company also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Company’s office space in San Francisco. The investment is not consolidated because the Company does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Company has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the operating agreement. As of June 30, 2006, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of June 30, 2006, a subsidiary of the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment is included in other assets on the consolidated balance sheets.

9.	Stockholders’ Equity

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the six months ended June 30, 2006, the Operating Partnership redeemed 11,318 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2006: 1,595,337 shares of series D cumulative redeemable preferred; 220,440 shares of series E cumulative redeemable preferred; 267,439 shares of series F cumulative redeemable preferred; 510,000 shares of series I cumulative redeemable preferred; 800,000 shares of series J cumulative redeemable preferred; 800,000 shares of series K cumulative redeemable preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; and 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding.

The following table sets forth the dividends or distributions paid per share or unit:

		For the		For the
		Three Months		Six Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2006	2005	2006	2005

AMB Property Corporation	Common stock	$0.460	$0.440	$0.920	$0.880
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	n/a	$0.875	n/a
Operating Partnership	Common limited partnership units	$0.460	$0.440	$0.920	$0.880
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.460	$0.440	$0.920	$0.880
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units(1)	$0.807	$0.969	$1.776	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series H preferred units(2)	n/a	$1.016	$0.970	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000
AMB Property II, L.P.	Series N preferred units(3)	n/a	$0.625	$0.215	$1.250

(1)	In June 2006, AMB Property II, L.P. repurchased all of its Series E preferred units.

(2)	In March 2006, AMB Property II, L.P. repurchased all of its Series H preferred units.

(3)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

In December 2005, AMB Property Corporation’s board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. AMB Property Corporation did not repurchase or retire any of its shares of common stock during the quarter ended June 30, 2006.

10.	Income Per Share

The Company’s only dilutive securities outstanding for the three and six months ended June 30, 2006 and 2005 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. The computation of basic and diluted earnings per share (“EPS”) is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$57,217	$36,301	$77,020	$56,875
Preferred stock dividends	(3,095)	(1,783)	(6,191)	(3,566)
Preferred unit redemption discount/(issuance costs)	77	—	(1,020)	—

Income from continuing operations before cumulative effect of change in accounting principle (after preferred stock dividends)	54,199	34,518	69,809	53,309
Total discontinued operations	18,136	4,488	25,717	30,681
Cumulative effect of change in accounting principle	—	—	193	—

Net income available to common stockholders	$72,335	$39,006	$95,719	$83,990

Denominator
Basic	87,317,494	83,521,538	86,915,959	83,339,366
Stock options and restricted stock dilution(1)	2,818,165	3,554,473	3,231,534	3,506,492

Diluted weighted average common shares	90,135,659	87,076,011	90,147,493	86,845,858

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.62	$0.42	$0.80	$0.64
Discontinued operations	0.21	0.05	0.30	0.37
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.83	$0.47	$1.10	$1.01

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.60	$0.40	$0.77	$0.62
Discontinued operations	0.20	0.05	0.29	0.35
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.80	$0.45	$1.06	$0.97

(1)	Excludes anti-dilutive stock options of 740,323 and 548,195 for the three and six months ended June 30, 2006, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

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

The other U.S. target markets category includes Austin, Baltimore/Washington D.C., Boston and Minneapolis. The other U.S. non-target markets category captures all of the Company’s other U.S. markets, except for those markets listed individually in the table. The international target markets category includes China, France, Germany, Japan, Mexico and the Netherlands.

Summary information for the reportable segments is as follows (dollars in thousands):

	Rental Revenues		Property NOI(1)
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
Segments	2006	2005	2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$5,848	$5,023	$4,478	$3,928
Chicago	13,643	12,740	9,802	8,857
Dallas/Fort Worth	4,029	4,184	2,737	2,991
Los Angeles	27,840	26,218	22,096	20,824
Northern New Jersey/New York	20,400	20,290	14,965	14,659
San Francisco Bay Area	20,980	21,001	16,532	17,180
Miami	10,319	8,966	6,888	6,098
Seattle	9,768	10,837	7,703	8,512
On-Tarmac	13,849	14,071	8,036	8,269

Total industrial U.S. hub markets	126,676	123,330	93,237	91,318
Other U.S. target markets	23,446	25,060	17,107	17,639
Other U.S. non-target markets	5,756	8,667	4,195	5,663
International target markets	13,657	8,528	10,073	6,251
Straight-line rents and amortization of lease intangibles	6,154	4,864	6,154	4,864
Total other markets	3	771	3	611
Discontinued operations	(362)	(16,850)	(322)	(11,892)

Total	$175,330	$154,370	$130,447	$114,454

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table on page 19.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rental Revenues		Property NOI(1)
	For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,
Segments	2006	2005	2006	2005

Industrial U.S. hub and gateway markets:
Atlanta	$11,205	$10,479	$8,644	$8,177
Chicago	27,272	26,393	19,179	18,107
Dallas/Fort Worth	7,787	8,265	5,259	5,808
Los Angeles	55,255	52,328	44,017	41,632
Northern New Jersey/New York	40,053	39,832	28,389	28,378
San Francisco Bay Area	42,535	42,922	33,572	34,682
Miami	19,570	17,615	13,253	12,113
Seattle	19,122	21,675	14,963	17,028
On-Tarmac	27,904	27,864	16,002	16,325

Total industrial U.S. hub markets	250,703	247,373	183,278	182,250
Other U.S. target markets	47,037	53,396	33,822	37,867
Other U.S. non-target markets	13,668	17,155	11,114	11,184
International target markets	29,924	15,649	21,969	11,997
Straight-line rents and amortization of lease intangibles	11,300	9,361	11,300	9,361
Total other markets	10	1,474	10	1,077
Discontinued operations	(1,408)	(37,204)	(659)	(26,032)

Total	$351,234	$307,204	$260,834	$227,704

(1)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Property NOI	$130,447	$114,454	$260,834	$227,704
Private capital income	4,943	3,438	10,049	6,756
Depreciation and amortization	(44,088)	(37,764)	(87,162)	(72,636)
Impairment losses	(5,394)	—	(5,394)	—
General and administrative	(25,144)	(20,111)	(48,191)	(38,060)
Other expenses	296	792	(241)	(738)
Fund costs	(479)	(380)	(1,093)	(744)
Equity in earnings of unconsolidated joint ventures	8,278	7,188	10,366	8,430
Other income	1,933	1,667	4,998	1,804
Gains from dispositions of real estate	—	17,622	—	18,923
Development profits, net of taxes	45,698	1,975	46,372	19,924
Interest, including amortization	(44,075)	(37,186)	(83,800)	(74,011)
Total minority interests’ share of income	(15,198)	(15,394)	(29,718)	(40,477)
Total discontinued operations	18,136	4,488	25,717	30,681
Cumulative effect of change in accounting principle	—	—	193	—

Net income	$75,353	$40,789	$102,930	$87,556

The Company’s total assets by market were (dollars in thousands):

	Total Assets as of
	June 30, 2006	December 31, 2005

Industrial U.S. hub and gateway markets:
Atlanta	$231,452	$208,751
Chicago	565,924	504,581
Dallas/Fort Worth	136,854	137,112
Los Angeles	1,067,775	930,917
Northern New Jersey/New York	856,540	756,719
San Francisco Bay Area	778,315	789,129
Miami	424,350	372,728
Seattle	403,851	371,029
On-Tarmac	239,359	245,046

Total industrial U.S. hub markets	4,704,420	4,316,012
Other U.S. target markets	694,545	693,287
Other non-target markets	249,549	264,954
International target markets	1,228,702	975,960
Total other markets	—	10,277
Investments in unconsolidated joint ventures	123,107	118,653
Non-segment assets	336,043	423,596

Total assets	$7,336,366	$6,802,739

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 56 years. Operating lease payments are being amortized ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of June 30, 2006, the Company had provided approximately $37.1 million in letters of credit, of which $25.6 million were provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of June 30, 2006, the Company had outstanding guarantees in the aggregate amount of $205.8 million in connection with certain acquisitions. As of June 30, 2006, the Company guaranteed $26.1 million and $2.3 million on outstanding loans on two of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively.

Performance and Surety Bonds.  As of June 30, 2006, the Company had outstanding performance and surety bonds in an aggregate amount of $1.0 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

Various properties that the Company owns or leases in New Orleans, Louisiana and South Florida suffered damage in 2005 as a result of Hurricanes Katrina and Wilma. Although the Company expects that its insurance will cover losses arising from this damage in excess of the industry standard deductibles paid by the Company, there can be no assurance the Company will be reimbursed for all losses incurred. Management is not aware of circumstances associated with these losses that would have a material adverse effect on the Company’s business, assets or results from operations.

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

Stock Incentive Plans.  The Company has stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 18,950,000 shares of common stock under its Stock Incentive Plans. As of June 30, 2006, the Company had 7,649,775 non-qualified options outstanding granted to certain directors, officers and employees. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

The Company adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. The Company opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Company will recognize the associated expense over the three to five-year vesting periods. For the three months ended June 30, 2006 and 2005, under SFAS No. 123R, related stock option expense was $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2006 and 2005, related stock option expense was $3.1 million and $3.0 million, respectively. Additionally, the Company awards restricted stock and

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes this value as an expense over the vesting periods. During the three months ended June 30, 2006 and 2005, related restricted stock compensation expense was $5.1 million and $1.7 million, respectively. During the six months ended June 30, 2006 and 2005, related restricted stock compensation expense was $7.8 million and $3.9 million, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2006, the Company had $6.9 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of 1.2 years. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006 is $0.1 million and $0.5 million, respectively, higher than if the Company had continued to account for share-based compensation under the original provisions of SFAS No. 123. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been the same as the reported numbers at $0.83 and $0.80, respectively, if the Company had not adopted SFAS No. 123R. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been the same as the reported numbers at $1.10 and $1.06, if the Company had not adopted SFAS No. 123R.

SFAS No. 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company does not have any such excess tax benefits.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and employee termination within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following assumptions are used for grants during the six months ended June 30, 2006 and 2005, respectively: dividend yields of 3.5% and 4.5%; expected volatility of 17.9% and 17.5%; risk-free interest rates of 4.6% and 3.8%; and expected lives of six and seven years, respectively.

Following is a summary of the option activity for the six months ended June 30, 2006 (options in thousands):

			Options
		Weighted	Exercisable
	Shares Under	Average	at Year
	Option	Exercise Price	End

Outstanding as of December 31, 2005	9,148	$27.14	7,237

Granted	804	51.71
Exercised	(2,250)	23.26
Forfeited	(52)	42.18

Outstanding as of June 30, 2006	7,650	$30.76	6,151

Remaining average contractual life	6.35 years

Fair value of options granted during the period	$8.54

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning outstanding and exercisable stock options at June 30, 2006 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$20.00 - $24.60	1,927	$22.14	3.5	1,927	$22.14
$24.64 - $27.12	2,705	26.50	6.1	2,696	26.50
$27.14 - $38.56	2,091	35.61	7.9	1,277	34.52
$39.09 - $54.96	927	50.14	9.5	251	48.59

	7,650			6,151

The following table summarizes additional information concerning unvested stock options at June 30, 2006 (options in thousands):

		Weighted
	Number	Average
	of Options	Exercise Price

Unvested at December 31, 2005	1,912	$27.14
Granted	804	$51.71
Vested	(1,164)	$36.18
Forfeited	(52)	$42.18

Unvested at June 30, 2006	1,500	$43.18

Cash received from options exercised under the Stock Incentive Plans for the three months ended June 30, 2006 and 2005 was $3.9 million and $5.6 million, respectively. Cash received from options exercised during the six months ended June 30, 2006 and 2005, was $33.4 million and $16.3 million, respectively. There were no excess tax benefits realized for the tax deductions from option exercises during the three and six months ended June 30, 2006 and 2005. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $3.3 million and $4.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $64.3 million and $11.8 million, respectively. The total intrinsic value of options outstanding and exercisable as of June 30, 2006 was $140.8 million.

The Company issued 13,418 and 443,352 shares of restricted stock to certain officers of the Company as part of the performance pay program and in connection with employment with the Company during the three and six months ended June 30, 2006, respectively. The total fair value of restricted shares was $0.7 million and $23.0 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, 52,114 shares of restricted stock had been forfeited. The 718,613 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning unvested restricted shares at June 30, 2006 (shares in thousands):

		Weighted Average
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2005	548	$34.41
Granted	443	$51.86
Vested	(264)	$34.67
Forfeited	(9)	$44.63

Unvested at June 30, 2006	718	$44.96

As of June 30, 2006, there were $28.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Incentive Plans. That cost is expected to be recognized over a weighted average period of 1.87 years. The total fair value of shares vested, based on the market price on the vesting date, during the three months ended June 30, 2006 and 2005 was $4.1 million and $0.6 million, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $13.4 million and $8.7 million, respectively.

14.	Subsequent Events

On July 11, 2006, the Company acquired the 50% interest in AMB BlackPine that the Company did not previously own. The Company has combined the operations of AMB BlackPine with its wholly-owned Japanese subsidiary, AMB Property Japan, creating a unified platform from which the Company will continue to develop, lease, acquire and operate industrial real estate in Japan.

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

Unless the context otherwise requires, the terms “we,” “us” and “our” refer to AMB Property Corporation, AMB Property, L.P. and their other controlled subsidiaries, and the references to AMB Property Corporation include AMB Property, L.P. and their controlled subsidiaries. We refer to AMB Property, L.P. as the “operating partnership.” The following marks are our registered trademarks: AMB®; High Throughput Distribution® (HTD®); and Strategic Alliance Programs®.

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

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs, and from partnership distributions and fees from our private capital business. We also produce earnings from the disposition of operating assets that no longer fit the company’s strategy, from the disposition of projects in our development-for-sale program and from the contributions of properties to our co-investment joint ventures. Our long-term growth is driven by our ability to maintain and increase occupancy rates or increase rental rates at our properties, and by our ability to continue to acquire and develop new properties.

National industrial markets continued to improve during the second quarter of 2006. According to Torto Wheaton Research, the positive trend in demand began in the second quarter of 2004 and reversed 14 prior quarters of negatively trending, or rising, space availability. We believe the protracted period of rising availability created a difficult national leasing environment which over the past quarter has been improving, particularly in large industrial property markets tied to global trade. During the three-and-a-half year period of negatively trending industrial space availability, investor demand for industrial property (as supported by our observation of strong national sales volumes and declining acquisition capitalization rates) remained consistently strong. We believe we capitalized on the demand for acquisition property by accelerating the repositioning of our portfolio through the disposition of non-core properties. We plan to continue selling selected assets on an opportunistic basis or that no longer fit our strategic investment objectives, but believe we have substantially achieved our repositioning goals.

The table below summarizes key operating and leasing statistics for our consolidated industrial operating properties as of and for the three and six months ended June 30, 2006 and 2005:

	U.S. Hub and	Total Other	Total/Weighted
Property Data	Gateway Markets(1)	Markets	Average

As of and for the three months ended June 30, 2006:
% of total rentable square feet	74.9%	25.1%	100.0%
Occupancy percentage at period end	96.1%	93.2%	95.4%
Same space square footage leased	3,969,267	638,702	4,607,969
Rent increases (decreases) on renewals and rollovers	(0.6)%	(3.1)%	(0.9)%
As of and for the three months ended June 30, 2005:
% of total rentable square feet	75.1%	24.9%	100.0%
Occupancy percentage at period end	94.9%	93.3%	94.5%
Same space square footage leased	2,090,748	733,412	2,824,160
Rent increases (decreases) on renewals and rollovers	(15.9)%	(9.3)%	(14.6)%
As of and for the six months ended June 30, 2006:
% of total rentable square feet	74.9%	25.1%	100.0%
Occupancy percentage at period end	96.1%	93.2%	95.4%
Same space square footage leased	7,536,540	1,799,779	9,336,319
Rent increases (decreases) on renewals and rollovers	(6.4)%	(4.1)%	(6.0)%
As of and for the six months ended June 30, 2005:
% of total rentable square feet	75.1%	24.9%	100.0%
Occupancy percentage at period end	94.9%	93.3%	94.5%
Same space square footage leased	5,753,382	1,275,567	7,028,949
Rent increases (decreases) on renewals and rollovers	(12.7)%	(5.4)%	(11.5)%

(1)	Our U.S. hub and gateway markets include on-tarmac and Atlanta, Chicago, Dallas/Fort Worth, Los Angeles, Northern New Jersey/New York City, the San Francisco Bay Area, Miami and Seattle.

Our industrial operating portfolio occupancy rate was 95.4% at June 30, 2006, as compared to 94.7% at March 31, 2006. Rental rates on industrial renewals and rollovers in our portfolio decreased 0.9% during the quarter ended June 30, 2006, as compared to declines of 11.5% in the prior quarter and 14.6% in the second quarter of 2005. These rental rate declines occurred as leases were entered into or renewed at rates consistent with what we believe to be current market levels. We believe this decline in rents on lease renewals and rollovers is largely concentrated in the San Francisco Bay Area, where a significant portion of the square feet that renewed or rolled in the second quarter of 2006 was in leases that commenced between 1999 and 2001 when rental rates were at their prior peaks in most of our markets. Without the effect of the San Francisco portfolio, the rents on lease renewals and rollover in the remainder of the portfolio increased 1.9% during this quarter, which we believe reflects the improving trends in national industrial space availability. We believe that relatively high levels of national industrial space availability caused market rents for industrial properties to decline on average between 10% and 20% from their peak levels in 2001 to 2005 based on our research data. We believe market rental rates are growing in a number of our markets. Occupancy levels in our portfolio were 530 basis points in excess of the national industrial market, as determined by Torto Wheaton Research, by pricing lease renewals and new leases with sensitivity to local market conditions. During periods of decreasing or stabilizing rental rates, we strove to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates. When we sign leases of shorter duration, we attempt to limit overall leasing costs and capital expenditures by offering different grades of tenant improvement packages, appropriate to the lease term.

We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment program and recognize development profits. We believe that development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We believe that our development opportunities in Mexico, Japan and China are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Prior to our global expansion, our development pipeline was $106.8 million at the end of 2002. During our global expansion, we have increased our development pipeline to approximately $1.1 billion at June 30, 2006. In addition to our committed development pipeline, we hold a total of 1,524 acres for future development or sale. We believe these 1,524 acres of land could support approximately 27.2 million square feet of future development.

Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment joint ventures, we typically earn acquisition and development fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we can not assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of June 30, 2006, we owned approximately 59.5 million square feet of our properties (48.3% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.

By the end of 2007, we expect to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of June 30, 2006, our international operating properties comprised 5.6% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 10.7%. Our North American target markets outside of the United States currently comprise Canada and Mexico. Our European target markets currently comprise Belgium, France, Germany, Italy, Netherlands, Spain and the United Kingdom. Our Asian target markets currently comprise China, Japan, Singapore and South Korea. We expect to add additional target markets outside the United States in the future.

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

Summary of Key Transactions

During the three months ended June 30, 2006, we completed the following significant capital deployment transactions:

•	Acquired 27 buildings in North America and Europe, aggregating approximately 2.5 million square feet, for $246.8 million;

•	Committed to four development projects in North America and Asia totaling 2.0 million square feet with an estimated total investment of approximately $134.6 million;

•	Acquired 129 acres of land for development in North America and Asia for approximately $72.1 million;

•	Sold one land parcel and one approximately 32,000 square foot development project, for an aggregate price of $3.3 million;

•	Divested ourselves of eight industrial buildings aggregating approximately 0.5 million square feet, for an aggregate price of approximately $37.1 million; and

•	Contributed one completed development project for $243.0 million to AMB Japan Fund I, L.P., and one completed development project for $38.4 million to AMB-SGP Mexico, LLC, both unconsolidated co-investment joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million, representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash.

During the six months ended June 30, 2006, we completed the following significant capital deployment transactions:

•	Acquired 59 buildings in North America and Europe, aggregating approximately 4.6 million square feet, for $400.1 million;

•	Committed to eleven development projects in North America and Asia totaling 4.9 million square feet with an estimated total investment of approximately $353.4 million;

•	Acquired 340 acres of land for development in North America and Asia for approximately $165.6 million;

•	Sold two land parcels and one approximately 32,000 square foot development project, for an aggregate price of $8.0 million;

•	Divested ourselves of twelve industrial buildings aggregating approximately 0.9 million square feet, for an aggregate price of approximately $53.9 million, including one industrial building that was sold by one of our unconsolidated joint ventures; and

•	Contributed one completed development project for $243.0 million to AMB Japan Fund I, L.P., and one completed development project for $38.4 million to AMB-SGP Mexico, LLC, both unconsolidated co-investment joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million, representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended June 30, 2006, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $20.3 million with a weighted average interest rate of 6.1%;

•	Assumed $13.1 million of debt for our co-investment joint ventures at a weighted average interest rate of 5.3%;

•	Obtained $38.3 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 4.0% for international acquisitions;

•	Completed the early renewal and increase of our senior unsecured revolving line of credit in the amount of $550.0 million, an increase of $50.0 million;

•	Repurchased AMB Property II, L.P.’s 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.9 million, including accrued and unpaid distributions; and

•	Entered into an amended and restated revolving line of credit agreement for a 45.0 billion Yen (approximately $393.0 million U.S. Dollars, using the exchange rate at June 30, 2006) unsecured revolving credit facility that replaced an existing 35.0 billion Yen (approximately $305.9 million U.S. Dollars, using the exchange rate at June 30, 2006) unsecured revolving credit facility.

During the six months ended June 30, 2006, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our co-investment joint ventures of $48.6 million with a weighted average interest rate of 6.0%;

•	Assumed $13.1 million of debt for our co-investment joint ventures at a weighted average interest rate of 5.3%;

•	Obtained $38.3 million of debt (using exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 4.0% for international acquisitions;

•	Obtained a $65.0 million floating rate unsecured revolving credit facility for one of our co-investment joint ventures;

•	Entered into a third amended and restated credit agreement for a $250.0 million unsecured multi-currency revolving credit facility which replaced an existing $100.0 million unsecured multi-currency revolving credit facility;

•	Repurchased AMB Property II, L.P.’s 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $10.9 million, including accrued and unpaid distributions;

•	Repurchased AMB Property II, L.P.’s 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $42.8 million, including accrued and unpaid distributions;

•	Repurchased AMB Property II, L.P.’s 5.0% Series N Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $36.6 million, including accrued and unpaid distributions;

•	Completed the early renewal and increase of our senior unsecured revolving line of credit in the amount of $550.0 million, an increase of $50.0 million; and

•	Entered into an amended and restated revolving line of credit agreement for a 45.0 billion Yen (approximately $393.0 million U.S. Dollars, using the exchange rate at June 30, 2006) unsecured revolving credit facility that replaced an existing 35.0 billion Yen (approximately $305.9 million U.S. Dollars, using the exchange rate at June 30, 2006) unsecured revolving credit facility.

See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. Except for SFAS No. 123R discussed below, there have been no material changes in our significant accounting policies, which are included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-based Compensation Expense.  The Company adopted SFAS No. 123R, Share Based Payment, on January 1, 2006. The Company opted to utilize the modified prospective method of transition in adopting SFAS No. 123R. The effect of this change from applying the original expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had an immaterial effect on income before minority interests and discontinued operations, income from continuing operations, net income and earnings per share, as described in further detail in Note 13 to the consolidated financial statements. The effect of this change from applying the original provisions of SFAS No. 123 had no effect on cash flow from operating and financing activities. The Company recorded a cumulative effect of change in accounting principle in the amount of $0.2 million as of January 1, 2006 to reflect the change in accounting for forfeitures. The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with SFAS No. 123R, the Company will recognize the associated expense over the three to five-year vesting periods. Under SFAS No. 123R, related stock option expense was $1.0 million and $0.9 million during the three months ended June 30, 2006 and 2005, respectively, and $3.1 million and $3.0 million during the six months ended June 30, 2006 and 2005, respectively. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. Related restricted stock compensation expense was $5.1 million and $1.7 million for the three months ended June 30, 2006 and 2005, respectively, and $7.8 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations. Results for prior periods have not been restated.

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

We commenced operations as a fully integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of June 30, 2006, we owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, or managed buildings, properties and development projects expected to total approximately 123.1 million rentable square feet (11.4 million square meters) and 1,118 buildings in 41 markets within eleven countries.

Of the approximately 123.1 million rentable square feet as of June 30, 2006:

•	on a consolidated basis, we owned or partially owned 928 industrial buildings, principally warehouse distribution facilities, encompassing approximately 92.2 million rentable square feet that were 95.4% leased;

•	we managed, but did not have an ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet;

•	through unconsolidated joint ventures, we had investments in 88 industrial operating properties, totaling approximately 14.2 million rentable square feet, and in one industrial development project, expected to total approximately 0.2 million rentable square feet;

•	on a consolidated basis, we had investments in 46 industrial development projects which are expected to total approximately 14.0 million rentable square feet upon completion; and

•	on a consolidated basis, we owned four development projects, with a total estimated investment of $89.4 million and approximately 1.0 million rentable square feet, that were available for sale or contribution.

We operate our business primarily through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of June 30, 2006, we owned an approximate 95.3% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

Our strategy is to become a leading provider of industrial properties in supply-constrained submarkets located near key international passenger and cargo airports, highway systems and seaports in major metropolitan areas of North America, Europe and Asia. These submarkets are generally tied to global trade.

Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate during the last 20 years. To serve the facilities needs of these customers, we seek to invest in major distribution markets, transportation hubs and gateways, both in the U.S. and internationally. Our investment strategy targets markets that are generally characterized by large population densities and typically offer substantial consumer bases, proximity to large clusters of distribution-facility users and significant labor pools. When measured by total consolidated and unconsolidated annualized base rents, 95.4% of our portfolio of industrial properties is located in our target markets, and much of it in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

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

Our principal executive office is located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain regional offices in Amsterdam, Boston, Chicago, Los Angeles, New Jersey, Shanghai, Singapore, Tokyo and Vancouver. As of June 30, 2006, we employed 339 individuals: 166 in our San Francisco headquarters, 61 in our Boston office and the remainder in our other regional offices. Our website address is www.amb.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the U.S. Securities and Exchange Commission.

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

Growth Strategies

Growth Through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended June 30, 2006, our average industrial property base rental rates decreased by 0.9% from the rent in place at expiration for that space on leases entered into or renewed during the period. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. Since 2001, as the industrial property market weakened, we have focused on maintaining occupancy levels. During the three months ended June 30, 2006 cash-basis same-store net operating income (rental revenues less property operating expenses and real estate taxes for properties included in the same-store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2004) increased by 3.0% on our industrial properties. Since our initial public offering in November 1997, we have experienced average annual increases in industrial property base rental rates of 4.3% and maintained an average quarter-end occupancy rate of 94.9% in our industrial property operating portfolio. While we believe that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See “Supplemental Earnings Measures” under this Item for a discussion of net operating income and Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

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

We believe that the multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our officers have specific experience in real estate development, both with us and with national development firms, and over the past three years, we have expanded our development staff. We pursue development projects directly and in joint ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

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

Growth Through Global Expansion

By the end of 2007, we expect to have approximately 15% of our operating portfolio (based on consolidated and unconsolidated annualized base rent) invested in international markets. As of June 30, 2006, our international operating properties comprised 5.6% of our consolidated annualized base rent. When international operating properties owned in unconsolidated joint ventures are included, our annualized base rents from international investments increases to 10.7%. Our North American target markets outside of the United States currently comprise Canada and Mexico. Our European target markets currently comprise Belgium, France, Germany, Italy, Netherlands, Spain and the United Kingdom. Our Asian target markets currently comprise China, Japan, Singapore and South Korea. We expect to add additional target markets outside the United States in the future.

We believe that expansion into international target markets represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We believe that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements.”

Growth Through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically, we will own a 20-50% interest in our co-investment joint ventures. We believe that our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of June 30, 2006, we owned approximately 59.5 million square feet of our properties (48.3% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

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

As of June 30, 2006, same store industrial properties consisted of properties aggregating approximately 79.1 million square feet. The properties acquired during the three months ended June 30, 2006 consisted of 27 buildings, aggregating approximately 2.5 million square feet. The properties acquired during the three months ended June 30, 2005 consisted of 12 buildings, aggregating approximately 2.1 million square feet. During the three months ended June 30, 2006, property divestitures consisted of eight buildings, aggregating approximately 0.5 million square feet. During the three months ended June 30, 2005, property divestitures and contributions consisted of 11 industrial buildings, aggregating approximately 1.7 million square feet.

The properties acquired during the six months ended June 30, 2006 consisted of 59 buildings, aggregating approximately 4.6 million square feet. The properties acquired during the six months ended June 30, 2005 consisted of 18 buildings, aggregating approximately 2.9 million square feet. During the six months ended June 30, 2006, property divestitures consisted of 12 buildings, aggregating approximately 0.9 million square feet. During the six months ended June 30, 2005, property divestitures and contributions consisted of 35 buildings, aggregating approximately 3.2 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months ended June 30, 2006 and 2005 (dollars in millions):

Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$143.5	$140.0	$3.5	2.5%
2006 acquisitions	2.1	—	2.1	—%
2005 acquisitions	8.8	2.2	6.6	300.0%
Development	1.4	1.3	0.1	7.7%
Other industrial	4.1	2.2	1.9	86.4%
International industrial	15.4	8.7	6.7	77.0%

Total rental revenues	175.3	154.4	20.9	13.5%
Private capital income	5.0	3.4	1.6	47.1%

Total revenues	$180.3	$157.8	$22.5	14.3%

U.S. industrial same store rental revenues increased $3.5 million from the prior year on a quarter-to-date basis due primarily to improved occupancy and lower levels of free rent in the same store pool. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during 2006 consisted of 59 buildings, aggregating approximately 4.6 million square feet. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international revenues. The increase in private capital income of $1.6 million was primarily due to increased asset management fees from additional assets held in co-investment joint ventures and the formation of AMB Japan Fund I, L.P.

Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$24.5	$21.2	$3.3	15.6%
Real estate taxes	20.3	18.7	1.6	8.6%

Total property operating costs	$44.8	$39.9	$4.9	12.3%

Property operating costs
U.S. industrial:
Same store	$38.2	$36.6	$1.6	4.4%
2006 acquisitions	0.5	—	0.5	—%
2005 acquisitions	2.2	0.4	1.8	450.0%
Development	0.6	0.5	0.1	20.0%
Total debt	1.0	0.2	0.8	400.0%
International industrial	2.3	2.2	0.1	4.5%

Total property operating costs	44.8	39.9	4.9	12.3%
Depreciation and amortization	44.1	37.8	6.3	16.8%
Impairment losses	5.4	—	5.4	—%
General and administrative	25.1	20.1	5.0	24.9%
Other expenses	(0.2)	(0.8)	(0.6)	(75.0)%
Fund costs	0.5	0.4	0.1	25.0%

Total costs and expenses	$119.7	$97.4	$21.1	21.7%

Same store properties’ operating expenses showed an increase of $1.6 million from the prior year on a quarter-to-date basis due primarily to increased insurance costs as evidenced by an increase in property and casualty insurance rates of as much as 30% to 40% over the last year due to hurricane-related losses sustained by the insurance industry. The properties acquired during the fiscal year ended December 31, 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The 2006 acquisitions consisted of 59 buildings, aggregating approximately 4.6 million square feet. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international operating costs. The 2006 impairment loss was taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $3.4 million and additional staffing and expenses for new initiatives, including our international and development expansions. Other expenses decreased approximately $0.6 million from the prior year on a quarter-to-quarter basis due primarily to a decrease in the loss associated with the deferred compensation plan, partially offset by an increase in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2006	2005	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$8.3	$7.2	$1.1	15.3%
Other income	1.9	1.7	0.2	11.8%
Gains from disposition of real estate interests	—	17.6	(17.6)	(100.0)%
Development profits, net of taxes	45.7	2.0	43.7	2,185.0%
Interest expense, including amortization	(44.1)	(37.2)	6.9	18.5%

Total other income and (expenses), net	$11.8	$(8.7)	$(20.5)	(235.6)%

The $1.1 million increase in equity in earnings of unconsolidated joint ventures was primarily due to an increase in gains from the disposition of real estate by our unconsolidated joint ventures, partially offset by an increase in expenses by our unconsolidated joint ventures during the quarter. The 2005 gains from disposition of real estate interests resulted from our contribution of $106.9 million in operating properties to our then newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale or contribution of development projects including land. The increase in development profits was primarily due to increased disposition and contribution volume during the three months ended June 30, 2006. During the three months ended June 30, 2006, we sold an approximately 32,000 square foot development project for $2.9 million, resulting in an after-tax gain of $0.1 million. In addition, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During the three months ended June 30, 2006, we contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC, both unconsolidated joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended June 30, 2005, we sold an approximately 19,000 square foot development project for $2.1 million resulting in an after-tax gain of $0.1 million and contributed one completed development project totaling approximately 0.4 million square feet into AMB-SGP Mexico, LLC and recognized a gain of $1.9 million. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

Discontinued Operations	2006	2005	$ Change	% Change

Income (loss) attributable to discontinued operations, net of minority interests	$1.1	$(0.9)	$2.0	(222.2)%
Gains from dispositions of real estate, net of minority interests	17.1	5.4	11.7	216.7%

Total discontinued operations	$18.2	$4.5	$13.7	304.4%

During the three months ended June 30, 2006, we divested ourselves of eight industrial buildings, aggregating approximately 0.5 million square feet for $37.1 million, with a resulting net gain of approximately $17.1 million. During the three months ended June 30, 2005, we divested ourselves of four industrial buildings, aggregating approximately 0.3 million square feet for $33.2 million, with a resulting net gain of approximately $5.4 million.

Preferred Stock	2006	2005	$ Change	% Change

Preferred stock dividends	$(3.1)	$(1.8)	$1.3	72.2%
Preferred unit redemption discount	0.1	—	(0.1)	—%

Total preferred stock	$(3.0)	$(1.8)	$1.2	66.7%

In December 2005, we issued 3,000,000 shares of 7.0% Series O Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the newly-issued shares. In addition, during June 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units and we recognized an increase in income available to common stockholders of $0.1 million for the discount on repurchase, net of original issuance costs.

For the Six Months ended June 30, 2006 and 2005 (dollars in millions):

Revenues	2006	2005	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$287.9	$278.8	$9.1	3.3%
2006 acquisitions	2.4	—	2.4	—%
2005 acquisitions	17.3	2.9	14.4	496.6%
Development	2.8	2.4	0.4	16.7%
Other industrial	6.5	7.5	(1.0)	(13.3)%
International industrial	34.4	15.6	18.8	120.5%

Total rental revenues	351.3	307.2	44.1	14.4%
Private capital income	10.0	6.8	3.2	47.1%

Total revenues	$361.3	$314.0	$47.3	15.1%

U.S. industrial same store rental revenues increased $9.1 million from the prior year on a year-to-date basis due primarily to improved occupancy and lower levels of free rent in the same store pool. The properties acquired during 2005 consisted of 41 buildings, aggregating approximately 6.9 million square feet. The properties acquired during 2006 consisted of 59 buildings, aggregating approximately 4.6 million square feet. Other industrial revenues include rental revenues from properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial revenues. The international properties acquired during 2005 consisted of 8 buildings, aggregating approximately 1.5 million square feet. The international properties acquired during 2006 consisted of 19 buildings, aggregating approximately 1.4 million square feet. The increase in private capital income was primarily due to increased asset management fees from additional assets held in co-investment joint ventures.

Costs and Expenses	2006	2005	$ Change	% Change

Property operating costs:
Rental expenses	$49.7	$42.9	$6.8	15.9%
Real estate taxes	40.7	36.6	4.1	11.2%

Total property operating costs	$90.4	$79.5	$10.9	13.7%

Property operating costs
U.S. industrial:
Same store	$77.1	$73.9	$3.2	4.3%
2006 acquisitions	0.6	—	0.6	—%
2005 acquisitions	4.4	0.6	3.8	—%
Development	1.3	1.1	0.2	18.2%
Other industrial	1.2	0.3	0.9	300.0%
International industrial	5.8	3.6	2.2	61.1%

Total property operating costs	90.4	79.5	10.9	13.7%
Depreciation and amortization	87.2	72.6	14.6	20.1%
Impairment losses	5.4	—	5.4	—%
General and administrative	48.2	38.1	10.1	26.5%
Other expenses	0.2	0.8	(0.6)	(75.0)%
Fund costs	1.1	0.7	0.4	57.1%

Total costs and expenses	$232.5	$191.7	$40.8	21.3%

Same store properties’ operating expenses increased $3.2 million from the prior year on a year-to-date basis due primarily to increased insurance costs and real estate taxes. The 2005 acquisitions consist of 41 buildings, aggregating approximately 6.9 million square feet. The 2006 acquisitions consist of 59 buildings, aggregating approximately 4.6 million square feet. Other industrial expenses include expenses from divested properties that have been contributed to an unconsolidated joint venture, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2005 and 2006, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international industrial property operating costs. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate. The 2006 impairment loss was taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense of $4.0 million and additional staffing and expenses for new initiatives, including our international and development expansions. Other expenses decreased approximately $0.6 million from the prior year on a year-to-year basis due primarily to a decrease in losses associated with our deferred compensation plan, partially offset by an increase in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

Other Income and (Expenses)	2006	2005	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$10.4	$8.4	$2.0	23.8%
Other income	5.0	1.8	3.2	177.8%
Gains from disposition of real estate interests	—	18.9	(18.9)	(100.0)%
Development profits, net of taxes	46.4	19.9	26.5	133.2%
Interest expense, including amortization	(83.8)	(74.0)	9.8	13.2%

Total other income and (expenses), net	$(22.0)	$(25.0)	$(3.0)	(12.0)%

The $2.0 million increase in equity in earnings of unconsolidated joint ventures was primarily due to an increase in gains from the disposition of real estate by our unconsolidated joint ventures, partially offset by an increase in expenses by our unconsolidated joint ventures during the six months ended June 30, 2006. The $3.2 million increase in other income was primarily due to an increase in bank interest income and dividend income related to two of our investments. The 2005 gains from disposition of real estate interests resulted primarily from our contribution of $106.9 million in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Japan Fund I, L.P. Development profits represent gains from the sale or contributions of development projects including land. The increase in development profits was due to increased disposition and contribution volume during the six months ended June 30, 2006. During the six months ended June 30, 2006, we sold one land parcel and an approximately 32,000 square foot development project for an aggregate sale price of $7.6 million, resulting in an after-tax gain of $0.8 million and contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. In addition, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During the six months ended June 30, 2005, we sold two land parcels and two development projects, aggregating approximately 43,000 square feet, as part of our development-for-sale program, for an aggregate price of $45.0 million, resulting in an after-tax gain of $18.0 million. During the six months ended June 30, 2005, we contributed an industrial property for $23.6 million, consisting of one industrial building, aggregating approximately 0.4 million square feet, to our unconsolidated co-investment joint venture, AMB-SGP Mexico, LLC, resulting in an after-tax gain of $1.9 million. The increase in interest expense, including amortization, was due primarily to increased borrowings on unsecured credit facilities and other debt.

Discontinued Operations	2006	2005	$ Change	% Change

Income (loss) attributable to discontinued operations, net of minority interests	$1.6	$(2.6)	$4.2	161.5%
Gains from dispositions of real estate, net of minority interests	24.1	33.3	(9.2)	(27.6)%

Total discontinued operations	$25.7	$30.7	$(5.0)	(16.3)%

During the six months ended June 30, 2006, we divested ourselves of 12 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $53.9 million, with a resulting net gain of $24.1 million. During the six months ended June 30, 2005, we divested ourselves of 28 industrial buildings, aggregating approximately 1.9 million square feet, for an aggregate price of $175.3 million, with a resulting net gain of $33.3 million.

Preferred Stock	2006	2005	$ Change	% Change

Preferred stock dividends	$(6.2)	$(3.6)	$2.6	72.2%
Preferred unit redemption issuance costs	(1.0)	—	1.0	—%

Total preferred stock	$(7.2)	$(3.6)	$3.6	100.0%

In December 2005, we issued 3,000,000 shares of 7.0% Series O Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the newly-issued shares. In addition, during the six months ended June 30, 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units and all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common stockholders of $1.0 million for the original issuance costs, net of discount on repurchase.

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

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contribution of properties and completed development projects to our co-investment joint ventures;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from debt or limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); and

•	net proceeds from divestitures of properties.

We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions, including our global expansion;

•	debt service; and

•	dividends and distributions on outstanding common and preferred stock and limited partnership units.

Cash flows.  For the six months ended June 30, 2006, cash provided by operating activities was $159.9 million as compared to $81.5 million for the same period in 2005. This change is primarily due to increases in rental rates, partially offset by an increase in general and administrative expenses primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs related to the expansion of satellite offices. Cash used in investing activities was $643.2 million for the six months ended June 30, 2006, as compared to cash used for investing activities of $236.1 million for the same period in 2005. This change is primarily due to an increase in funds used for property acquisitions and capital expenditures, and a decrease in proceeds from property divestitures, offset by less funds used for additions to interests in unconsolidated joint ventures and an increase in capital distributions received from unconsolidated joint ventures. Cash provided by financing activities was $444.3 million for the six months ended June 30, 2006, as compared to $188.2 million for the same period in 2005. This change is due primarily to an increase in borrowings, net of repayments and issuance of common stock, offset by the cost of the repurchase of preferred units during the six months ended June 30, 2006.

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

Capital Resources

Property Divestitures.  During the three months ended June 30, 2006 we divested ourselves of eight industrial buildings aggregating approximately 0.5 million square feet, for an aggregate price of $37.1 million, with a resulting net gain of $17.1 million. During the six months ended June 30, 2006, we divested ourselves of 12 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $53.9 million, with a resulting net gain of $24.1 million.

Development Sales and Contributions.  During the three months ended June 30, 2006, we sold an approximately 32,000 square foot development project for $2.9 million, resulting in an after-tax gain of $0.1 million. In addition, during the three and six months ended June 30, 2006, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was our joint venture partner’s share. For the six months ended June 30, 2006, we sold one land parcel and an approximately 32,000 square foot development project for an aggregate sale price of $7.6 million, resulting in an after-tax gain of $0.8 million. During the three months ended June 30, 2005, we sold an approximately 19,000 square foot development project for $2.1 million resulting in an after-tax gain of $0.1 million. During the six months ended June 30, 2005, we sold two land parcels and two development projects, aggregating approximately 43,000 square feet, for an aggregate price of $45.0 million, resulting in an after-tax gain of $18.2 million, of which $9.9 million was our joint venture partners’ share. During the three and six months ended June 30, 2006, we contributed one completed development project into AMB Japan Fund I, L.P., and another completed development project into AMB-SGP Mexico, LLC, both unconsolidated co-investment joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million representing the portion of our interest in the contributed property acquired by the third-party co-investor for cash.

Properties Held for Contribution.  As of June 30, 2006, we held for contribution to a co-investment joint venture three industrial buildings with an aggregate net book value of $72.0 million, which, when contributed to the joint venture, will reduce our current ownership interest from approximately 100% to an expected range of 20-50%. These assets are not being held for divestiture under SFAS No. 144.

Properties Held for Divestiture.  As of June 30, 2006, we held for divestiture five industrial buildings and one land parcel, which are not in our core markets, do not meet our current strategic objectives or which we have included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. As of June 30, 2006, the net carrying value of the properties held for divestiture was $46.9 million. Expected net sales proceeds exceed the net carrying value of the properties.

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

Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of June 30, 2006, we owned approximately 59.5 million square feet of our properties (48.3% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at June 30, 2006 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Consolidated Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	$425,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	$489,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$200,000
AMB Institutional Alliance Fund III, L.P.(6)	AMB Institutional Alliance REIT III, Inc.	20%	N/A

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2006.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds advised by Mn Services NV.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(6)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

Our unconsolidated joint ventures at June 30, 2006 (dollars in thousands):

		Our
		Approximate
		Ownership	Original Planned
Unconsolidated Co-investment Joint Venture	Joint Venture Partner	Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,200,000 (4)

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of June 30, 2006.

(4)	Using the exchange rate at June 30, 2006.

Common and Preferred Equity.  We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of June 30, 2006: 1,595,337 shares of series D preferred; 220,440 shares of series E cumulative redeemable preferred; 267,439 shares of series F cumulative redeemable preferred; 510,000 shares of series I cumulative redeemable preferred; 800,000 shares of series J cumulative redeemable preferred; 800,000 shares of series K cumulative redeemable preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding, and 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding.

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

On June 30, 2006, AMB Property II, L.P., repurchased all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate price of $10.9 million, including accrued and unpaid distributions.

In December 2005, our board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of our common stock. We did not repurchase or retire any shares of our common stock during the three and six months ended June 30, 2006.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of June 30, 2006, our share of total debt-to-our share of total market capitalization ratio was 37.1%. (See footnote 1 to the Capitalization Ratios table contained in Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our consolidated co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture partnership agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

As of June 30, 2006, the aggregate principal amount of our secured debt was $1.8 billion, excluding unamortized debt premiums of $9.7 million. Of the $1.8 billion of secured debt, $1.5 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 0.8% to 10.4% per annum (with a weighted average rate of 6.0%) and final maturity dates ranging from October 2006 to January 2025. As of June 30, 2006, $1.5 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.0%, while the remaining $282.2 million bear interest at variable rates (with a weighted average interest rate of 4.1%).

As of June 30, 2006, the operating partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had a weighted average term of 4.4 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $225.0 million of medium-term notes, which were issued under the operating partnership’s 2000 medium-term note program, $325.0 million of medium-term notes, which were issued under the operating partnership’s 2002 medium-term note program, and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Also included is a $100.0 million term loan which matures in December 2006.

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

Credit Facilities.  On June 1, 2006, the operating partnership entered into a third amended and restated $550.0 million unsecured revolving credit agreement that replaced its then-existing $500.0 million credit facility, which was to mature on June 1, 2007. We are a guarantor of the operating partnership’s obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 42.5 basis points as of June 30, 2006, with an annual facility fee of 15 basis points. The four year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. Dollars, Euros, Yen or British Pounds Sterling. The operating partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2006, the outstanding balance on the credit facility was $380.8 million and the remaining amount available was $143.6 million, net of outstanding letters of credit of $25.6 million. The outstanding balance included borrowings denominated in Euros, which, using the exchange rate in effect on June 30, 2006, would equal approximately $250.8 million U.S. dollars.

On June 23, 2006, AMB Japan Finance Y.K., a subsidiary of the operating partnership and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on June 30, 2006, equaled approximately $393.0 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on June 30, 2006, equaled approximately $306.0 million U.S. dollars. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the revolving credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the revolving credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the revolving credit facility have the option to secure all or a portion of the borrowings under the revolving credit facility with certain real estate assets or equity in entities holding such real estate assets. The revolving credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased up to 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2006, equaled approximately $481.0 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 42.5 basis points as of June 30, 2006. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of June 30, 2006. As of June 30, 2006, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2006, was $286.7 million in U.S. dollars.

On June 13, 2006, the operating partnership and certain of its consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. We, along with the operating partnership, guarantee the obligations for such subsidiaries and other entities controlled by us or the Operating Partnership that are selected to be borrowers by the operating partnership from time to time under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60 basis points as of June 30, 2006, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2006, the outstanding balance on this facility was approximately $237.0 million.

The tables below summarize our debt maturities and capitalization as of June 30, 2006 (dollars in thousands):

Debt
	Our	Joint	Unsecured
	Secured	Venture	Senior	Credit	Other
	Debt(4)	Debt	Debt	Facilities(1)	Debt	Total Debt

2006	$45,567	$66,699	$150,000	$—	$15,534	$277,800
2007	13,385	58,356	75,000	—	752	147,493
2008	42,069	179,272	175,000	—	810	397,151
2009	4,044	122,366	100,000	—	873	227,283
2010	69,865	118,834	250,000	904,452	941	1,344,092
2011	21,681	363,111	75,000	—	1,014	460,806
2012	98,749	172,120	—	—	1,093	271,962
2013	26,183	217,175	—	—	65,920	309,278
2014	16,262	5,460	—	—	616	22,338
2015	2,106	118,403	112,491	—	664	233,664
Thereafter	25,906	32,697	125,000	—	—	183,603

Subtotal	365,817	1,454,493	1,062,491	904,452	88,217	3,875,470
Unamortized premiums/(discounts)	2,108	7,550	(11,242)	—	—	(1,584)

Total consolidated debt	367,925	1,462,043	1,051,249	904,452	88,217	3,873,886
Our share of unconsolidated joint venture debt(2)	—	167,321	—	—	—	167,321

Total debt	367,925	1,629,364	1,051,249	904,452	88,217	4,041,207
Joint venture partners’ share of consolidated joint venture debt	—	(1,005,456)	—	—	(52,000)	(1,057,456)

Our share of total debt(3)	$367,925	$623,908	$1,051,249	$904,452	$36,217	$2,983,751

Weighed average interest rate	4.6%	6.3%	6.2%	3.2%	7.3%	5.4%
Weighed average maturity (in years)	5.3	5.3	4.4	3.8	5.7	4.7

(1)	Includes $394.0 million, $286.7 million and $93.8 million in Euro, Yen and Canadian dollar based borrowings, respectively, translated to U.S. dollars using the functional exchange rates in effect on June 30, 2006.

(2)	The weighted average interest and maturity for the unconsolidated joint venture debt were 4.5% and 4.8 years, respectively.

(3)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Our secured debt and joint venture debt include debt related to international assets in the amount of $267.4 million. Of this, $87.4 million is associated with assets located in Asia and the remaining $180.0 million is related to assets located in Europe.

Market Equity (dollars in thousands except share and per share data)
	Shares/Units	Market	Market
Security	Outstanding	Price	Value

Common stock	88,099,463	$50.55	$4,453,428
Common limited partnership units(1)	4,385,207	50.55	221,672

Total	92,484,670		$4,675,100

(1)	Includes 145,548 class B common limited partnership units issued by AMB Property II, L.P. in November 2003.

Preferred Stock and Units
	Dividend	Liquidation
Security	Rate	Preference	Redemption/Callable Date

Series D preferred units	7.75%	$79,767	May 2004
Series F preferred units	7.95%	10,057	March 2005
Series I preferred units	8.00%	25,500	March 2006
Series J preferred units	7.95%	40,000	September 2006
Series K preferred units	7.95%	40,000	April 2007
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010

Weighted average/total	7.35%	$377,824

Capitalization Ratios as of June 30, 2006

Total debt-to-total market capitalization(1)	44.4%
Our share of total debt-to-our share of total market capitalization(1)	37.1%
Total debt plus preferred-to-total market capitalization(1)	48.6%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	41.8%
Our share of total debt-to-our share of total book capitalization(1)	56.9%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of June 30, 2006. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of June 30, 2006, we had $202.3 million in cash and cash equivalents and $263.0 million of additional available borrowings under our credit facilities. As of June 30, 2006, we had $29.6 million in restricted cash.

Our board of directors declared a regular cash dividend for the quarter ended June 30, 2006 of $0.46 per share of common stock, and the operating partnership announced its intention to pay a regular cash distribution for the quarter ended June 30, 2006 of $0.46 per common unit. The dividends and distributions were payable on July 17, 2006 to stockholders and unitholders of record on July, 7, 2006. The series L, M, and O preferred stock dividends were payable on July 17, 2006 to stockholders of record on July 7, 2006. The series F, J and K preferred unit quarterly distributions were payable on July 17, 2006. The series D and I preferred unit quarterly distributions were paid on June 25, 2006. The series E preferred unit quarterly distributions were paid on its date of repurchase by us on June 30, 2006. The following table sets forth the dividends and distributions paid or payable per share or unit for the three and six months ended June 30, 2006 and 2005:

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,
Paying Entity	Security	2006	2005	2006	2005

AMB Property Corporation	Common stock	$0.460	$0.440	$0.920	$0.880
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	n/a	$0.875	n/a
Operating Partnership	Common limited partnership units	$0.460	$0.440	$0.920	$0.880
Operating Partnership	Series J preferred units	$0.994	$0.994	$1.988	$1.988
Operating Partnership	Series K preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.460	$0.440	$0.920	$0.880
AMB Property II, L.P.	Series D preferred units	$0.969	$0.969	$1.938	$1.938
AMB Property II, L.P.	Series E preferred units(1)	$0.807	$0.969	$1.776	$1.938
AMB Property II, L.P.	Series F preferred units	$0.994	$0.994	$1.988	$1.988
AMB Property II, L.P.	Series H preferred units(2)	n/a	$1.016	$0.970	$2.031
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000	$2.000	$2.000
AMB Property II, L.P.	Series N preferred units(3)	n/a	$0.625	$0.215	$1.250

(1)	In June 2006, AMB Property II, L.P. repurchased all of its series E preferred units.

(2)	In March 2006, AMB Property II, L.P. repurchased all of its series H preferred units.

(3)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the operating partnership and AMB Property II, L.P. repurchased all of such units from the operating partnership.

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

Capital Commitments

Developments.  During the three months ended June 30, 2006, we initiated four new industrial development projects in North America and Asia with a total estimated investment of $134.6 million, aggregating an estimated 2.0 million square feet. During the six months ended June 30, 2006, we initiated 11 new industrial development projects in North America and Asia with a total expected investment of $353.4 million, aggregating approximately 4.9 million square feet. As of June 30, 2006, we had 47 projects in our development pipeline representing a total estimated investment of $1.1 billion upon completion, of which one industrial project totaling approximately 0.2 million square feet and with an aggregate estimated investment of $12.6 million upon completion is held in an unconsolidated joint venture. In addition, during the six months ended June 30, 2006, we held four development projects available for sale or contribution, representing a total estimated investment of $89.4 million upon completion. Of the total development pipeline, $656.5 million had been funded as of June 30, 2006, and an estimated $487.5 million was required to complete current projects. We expect to fund these expenditures with cash from operations, borrowings under our credit facilities, debt or equity issuances, net proceeds from property divestitures and private capital from co-investment partners, which could have an adverse effect on our cash flow.

Acquisitions.  During the three months ended June 30, 2006, we acquired 27 industrial buildings, aggregating approximately 2.5 million square feet for a total expected investment of $246.8 million. During the six months ended June 30, 2006, we acquired 59 industrial buildings, aggregating approximately 4.6 million square feet for a total expected investment of $400.1 million, of which we acquired 38 buildings through two of our co-investment joint ventures. We generally fund our acquisitions through private capital contributions, borrowings under our credit facilities, cash, debt issuances and net proceeds from property divestitures.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 56 years. These operating lease payments are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-investment Joint Ventures.  Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2006, we had investments in co-investment joint ventures with a gross book value of $2.8 billion, which are consolidated for financial reporting purposes, and net equity investments in two unconsolidated co-investment joint ventures of $37.2 million. As of June 30, 2006, we may make additional capital contributions to current and planned co-investment joint ventures of up to $122.1 million (using the exchange rates at June 30, 2006) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended consolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment trust. This would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150.0 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely effect our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of June 30, 2006, we had provided approximately $37.1 million in letters of credit, of which $25.6 million was provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of June 30, 2006, we had outstanding guarantees in the aggregate amount of $205.8 million in connection with certain acquisitions. As of June 30, 2006, we guaranteed $26.1 million and $2.3 million on outstanding loans on two of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively.

Performance and Surety Bonds.  As of June 30, 2006, we had outstanding performance and surety bonds in an aggregate amount of $1.0 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands, except per share and unit amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income(1)	$75,353	$40,789	$102,930	$87,556
Gain from dispositions of real estate, net of minority interests	(17,073)	(22,992)	(24,087)	(52,238)
Depreciation and amortization:
Total depreciation and amortization	44,088	37,764	87,162	72,636
Discontinued operations’ depreciation	350	7,166	544	16,416
Non-real estate depreciation	(1,068)	(802)	(2,068)	(1,547)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	9,060	8,893	17,731	18,242
Limited partnership unitholders’ minority interests (Net income)	495	849	1,311	1,379
Limited partnership unitholders’ minority interests (Development profits)	2,208	94	2,240	552
Discontinued operations’ minority interests (Net income)	(110)	2,025	(214)	4,180
FFO attributable to minority interests	(21,748)	(24,103)	(42,183)	(47,690)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(8,278)	(7,188)	(10,366)	(8,430)
Our share of FFO	2,096	4,469	5,305	7,216
Our share of development profits, net	—	5,441	—	5,441
Preferred stock dividends	(3,095)	(1,783)	(6,191)	(3,566)
Preferred unit redemption issuance costs	77	—	(1,020)	—

Funds from operations	$82,355	$50,622	$131,094	$100,147

Basic FFO per common share and unit	$0.90	$0.57	$1.44	$1.14

Diluted FFO per common share and unit	$0.87	$0.55	$1.39	$1.09

Weighted average common shares and units:
Basic	91,702,701	88,241,361	91,302,729	88,060,496

Diluted	94,520,866	91,795,834	94,534,263	91,566,987

(1)	Includes (losses) gains from undepreciated land sales of ($0.2) million and $0.0 million for the three months ended June 30, 2006 and 2005, respectively. Includes gains from undepreciated land sales of $0.5 million and $8.4 million for the six months ended June 30, 2006 and 2005, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income (SS NOI) to be a useful supplemental measure of our operating performance. For properties that are considered part of the same store pool, see Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Operating and Leasing Statistics Summary,” page 57, Note 1. In deriving SS NOI, we define NOI as rental revenues (as calculated in accordance with GAAP), including reimbursements, less straight-line rents, property operating expenses and real estate taxes. We exclude straight-line rents in calculating SS NOI because we believe it provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI helps the investing public compare the operating performance of a company’s real estate as compared to other companies.

While SS NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. SS NOI also does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI.

The following table reconciles SS NOI from net income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	For the Quarters		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$75,353	$40,789	$102,930	$87,556
Private capital income	(4,943)	(3,438)	(10,049)	(6,756)
Depreciation and amortization	44,088	37,764	87,162	72,636
Impairment losses	5,394	—	5,394	—
General and administrative	25,144	20,111	48,191	38,060
Other expenses	(296)	(792)	241	738
Fund costs	479	380	1,093	744
Total other income and expenses	(11,834)	8,734	22,064	24,930
Total minority interests’ share of income	15,198	15,394	29,718	40,477
Total discontinued operations	(18,136)	(4,488)	(25,717)	(30,681)
Cumulative effect of change in accounting principle	—	—	(193)	—

NOI	130,447	114,454	260,834	227,704
Less non same-store NOI	(21,767)	(7,612)	(44,631)	(12,365)
Less non-cash adjustments(1)	(2,112)	(3,422)	(4,707)	(7,279)

Cash-basis same-store NOI	$106,568	$103,420	$211,496	$208,060

(1)	Non-cash adjustments include straight line rents and amortization of lease intangibles for the same store pool only.

OPERATING AND LEASING STATISTICS SUMMARY

The following table summarizes key operating and leasing statistics for all of our industrial properties as of and for the three and six months ended June 30, 2006:

	For the Three	For the Six
	Months Ended	Months Ended
Operating Portfolio(1)	June 30, 2006	June 30, 2006

Square feet owned at June 30, 2006(2)	92,185,403	92,185,403
Occupancy percentage at June 30, 2006	95.4%	95.4%
Weighted average lease terms:
Original	6.2 years	6.2 years
Remaining	3.4 years	3.4 years
Tenant retention	66.7%	67.5%
Same Space Leasing Activity(3):
Rent decreases on renewals and rollovers	(0.9)%	(6.0)%
Same space square footage commencing (millions)	4.6	9.3
Second Generation Leasing Activity(4):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$1.23	$1.25
Re-tenanted	3.21	3.05

Weighted average	$2.16	$2.09

Square footage commencing (millions)	5.2	10.1

(1)	Includes all consolidated industrial operating properties and excludes industrial development and renovation projects.

(2)	In addition to owned square feet as of June 30, 2006, we managed, but did not have an ownership interest in, approximately 0.2 million additional square feet of industrial properties. One of our subsidiaries also manages approximately 1.1 million square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. We also have investments in approximately 14.2 million square feet of industrial operating properties through our investments in unconsolidated joint ventures.

(3)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(4)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly-developed square footage or square footage vacant at acquisition.

The following summarizes key same store properties’ operating statistics for our industrial properties as of and for the three and six months ended June 30, 2006:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006

Square feet in same store pool at June 30, 2006(1)	79,143,334	79,143,334
% of total industrial square feet	85.9%	85.9%
Occupancy percentage at period end:
June 30, 2006	95.6%	95.6%
June 30, 2005	94.5%	94.5%
Weighted average lease terms:
Original	6.0 years	6.0 years
Remaining	3.2 years	3.2 years
Tenant retention	66.4%	67.6%
Rent decreases on renewals and rollovers	(1.5)%	(6.4)%
Same space square footage commencing (millions)	4.5	9.0
Cash basis NOI growth % increase (decrease):
Revenues	3.2%	2.3%
Expenses	3.7%	4.1%
Net operating income	3.0%	1.7%
Net operating income without lease termination fees	2.9%	2.2%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties prior to being stabilized (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or building has been substantially complete for at least 12 months).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2006, we had two outstanding interest rate swaps with aggregate notional amount of $34.3 million (in U.S. dollars).

The table below summarizes the market risks associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $1.6 million as of June 30, 2006 (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt(1)	$205,377	$129,640	$375,568	$189,548	$437,985	$1,255,047	$2,593,165
Average interest rate	5.1%	7.1%	7.1%	5.2%	6.4%	5.9%	6.1%
Variable rate debt(2)	$72,423	$17,853	$21,583	$37,735	$906,107	$226,604	$1,282,305
Average interest rate	4.2%	7.2%	7.0%	5.7%	4.5%	3.9%	4.5%
Interest Payments	$13,516	$10,490	$28,176	$12,007	$68,806	$82,885	$215,880

(1)	Represents 66.9% of all outstanding debt.

(2)	Represents 33.1% of all outstanding debt.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $5.8 million (net of swaps) annually. As of June 30, 2006, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.9 billion and $3.7 billion, respectively, based on our estimate of current market interest rates.

As of June 30, 2006 and 2005, variable rate debt comprised 33.1% and 22.0%, respectively, of all our outstanding debt. Variable rate debt was $1.3 billion and $747.9 million, respectively, as of June 30, 2006 and 2005. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at June 30, 2006 were two interest rate swaps hedging cash flows of our variable rate borrowings based on U.S. Libor (USD) and Euribor (Europe). The following table summarizes our financial instruments as of June 30, 2006:

	Maturity Dates
	December 8,	June 8,	Notional	Fair
Related Derivatives (in thousands)	2008	2010	Amount	Value

Interest Rate Swaps:
Plain Interest Rate Swap, USD
Notional Amount (U.S. Dollars)		$25,000	25,000
Receive Floating(%)		3M LIBOR
Pay Fixed Rate(%)		5.17%
Fair Market Value				292
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)	$9,331		9,331
Receive Floating(%)	3M EURIBOR
Pay Fixed Rate(%)	3.72%
Fair Market Value				5

Total			$34,331	$297

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside North America is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $1.6 million for the six months ended June 30, 2006.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three and six months ended June 30, 2006, losses from remeasurement and the sale of two foreign exchange agreements included in our results of operations were $0.3 million and $0.2 million, respectively.

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

As of June 30, 2006, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We also have offices in many countries outside the United States and, as a result, our operations may be subject to risks that may limit our ability to effectively establish, staff and manage our offices outside the United States, including:

•	Differing employment practices and labor issues;

•	Local business and cultural factors that differ from our usual standards and practices;

•	Regulatory requirements and prohibitions that differ between jurisdictions; and

•	Health concerns.

In addition, payroll expenses are paid in local currencies and, therefore, we are exposed to risks associated with fluctuations in the rate of exchange between the U.S. dollar and these currencies.

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

We held our Annual Meeting of Stockholders on May 11, 2006, at which our stockholders voted to elect ten directors, who are listed below, to our Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	For	Withheld

Hamid R. Moghadam	75,177,460	502,075
W. Blake Baird	75,627,003	52,532
Afsaneh M. Beschloss	75,603,369	76,166
T. Robert Burke	75,604,645	74,890
David A. Cole	75,629,115	50,420
Lydia H. Kennard	75,606,307	73,228
J. Michael Losh	72,404,311	3,275,224
Frederick W. Reid	75,616,921	62,614
Jeffrey L. Skelton, Ph.D.	75,609,913	69,622
Thomas W. Tusher	75,629,019	50,516

At our Annual Meeting of Stockholders on May 11, 2006, our stockholders also ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm were as follows:

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles Supplementary redesignating and reclassifying all 4,600,000 shares of 81/2% Series A Cumulative Redeemable Preferred Stock as Preferred Stock.
10.1	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006).
10.2	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 19, 2006).

Exhibit
Number	Description

10.3	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006).
10.4	Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 4, 2006.
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 8, 2006.
32.1	18 U.S.C.§ 1350 Certifications dated August 8, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
Michael A. Coke
CFO and Executive Vice President
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: August 8, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles Supplementary redesignating and reclassifying all 4,600,000 shares of 81/2% Series A Cumulative Redeemable Preferred Stock as Preferred Stock.
10.1	Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006).
10.2	Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 19, 2006).
10.3	Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated herein by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006).
10.4	Eleventh Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 4, 2006.
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 8, 2006.
32.1	18 U.S.C.§ 1350 Certifications dated August 8, 2006. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. sec. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.