Form 10-Q
period 2007-03-31
AMB PROPERTY CORP
filed 2007-05-09
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 99,626,463 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,346,220	$1,351,123
Buildings and improvements	4,071,200	4,038,474
Construction in progress	1,360,318	1,186,136

Total investments in properties	6,777,738	6,575,733
Accumulated depreciation and amortization	(829,814)	(789,693)

Net investments in properties	5,947,924	5,786,040
Investments in unconsolidated joint ventures	279,422	274,381
Properties held for contribution, net	144,961	154,036
Properties held for divestiture, net	11,227	20,916

Net investments in real estate	6,383,534	6,235,373
Cash and cash equivalents	259,818	174,763
Restricted cash	26,343	21,115
Mortgage and loan receivables	18,711	18,747
Accounts receivable, net of allowance for doubtful accounts of $6,053 and $6,361, respectively	141,647	133,998
Deferred financing costs, net	30,190	20,394
Other assets	116,740	109,122

Total assets	$6,976,983	$6,713,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,648,336	$1,395,354
Unsecured senior debt	1,057,186	1,101,874
Unsecured credit facilities	474,849	852,033
Other debt	86,146	88,154

Total debt	3,266,517	3,437,415
Security deposits	37,274	36,106
Dividends payable	57,500	48,967
Accounts payable and other liabilities	192,598	186,807

Total liabilities	3,553,889	3,709,295
Commitments and contingencies (Note 12)
Minority interests:
Joint venture partners	506,611	555,201
Preferred unitholders	180,292	180,298
Limited partnership unitholders	112,823	102,061

Total minority interests	799,726	837,560
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,086	48,086
Common stock, $.01 par value, 500,000,000 shares authorized, 99,319,253 and 89,662,435 issued and outstanding, respectively	991	895
Additional paid-in capital	2,280,805	1,796,849
Retained earnings	119,593	147,274
Accumulated other comprehensive loss	(1,438)	(1,778)

Total stockholders’ equity	2,623,368	2,166,657

Total liabilities and stockholders’ equity	$6,976,983	$6,713,512

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	For the three months ended March 31,
	2007	2006
	(Unaudited, dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$162,082	$171,301
Private capital income	5,925	5,106

Total revenues	168,007	176,407

COSTS AND EXPENSES
Property operating expenses	(25,371)	(24,300)
Real estate taxes	(18,876)	(19,843)
Depreciation and amortization	(41,029)	(42,754)
Impairment losses	(257)	—
General and administrative	(29,854)	(23,048)
Other expenses	(912)	(537)
Fund costs	(241)	(614)

Total costs and expenses	(116,540)	(111,096)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	2,113	2,088
Other income	5,507	3,507
Gains from dispositions of real estate interests	136	—
Development profits, net of taxes	12,192	674
Interest expense, including amortization	(33,865)	(39,153)

Total other income and expenses, net	(13,917)	(32,884)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	37,550	32,427

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(7,193)	(8,539)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(595)	(32)
Preferred unitholders	(3,699)	(5,001)
Limited partnership unitholders	(494)	(730)

Total minority interests’ share of income	(11,981)	(14,302)

Income from continuing operations before cumulative effect of change in accounting principle	25,569	18,125

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	77	2,246
Gains from dispositions of real estate, net of minority interests	36	7,013

Total discontinued operations	113	9,259

Net income before cumulative effect of change in accounting principle	25,682	27,384
Cumulative effect of change in accounting principle	—	193

Net income	25,682	27,577
Preferred stock dividends	(3,952)	(3,096)
Preferred unit redemption/issuance costs	—	(1,097)

Net income available to common stockholders	$21,730	$23,384

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.24	$0.16
Discontinued operations	—	0.11
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.24	$0.27

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.23	$0.16
Discontinued operations	—	0.10
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.23	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	92,265,002	86,432,895

Diluted	95,098,711	90,179,329

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited, dollars in thousands, except share amounts)

Balance as of December 31, 2006	$223,417	89,662,435	$895	$1,796,849	$147,274	$(1,778)	$2,166,657
Net income	3,952	—	—	—	21,730	—
Unrealized loss on securities and derivatives	—	—	—	—	—	(13)
Currency translation adjustment	—	—	—	—	—	353
Total comprehensive income							26,022
Issuance of common stock, net	—	8,365,800	84	471,988	—	—	472,072
Stock-based compensation amortization and issuance of restricted stock, net	—	29,443	—	5,108	—	—	5,108
Exercise of stock options	—	1,218,592	12	19,321	—	—	19,333
Conversion of partnership units	—	42,983	—	2,600	—	—	2,600
Forfeiture of restricted stock	—	—	—	(1,095)	—	—	(1,095)
Reallocation of partnership interest	—	—	—	(13,966)	—	—	(13,966)
Dividends	(3,952)	—	—	—	(49,411)	—	(53,363)

Balance as of March 31, 2007	$223,417	99,319,253	$991	$2,280,805	$119,593	$(1,438)	$2,623,368

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,682	$27,577
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(2,715)	(5,146)
Depreciation and amortization	41,029	42,754
Impairment losses	257	—
Stock-based compensation amortization	5,108	4,829
Equity in earnings of unconsolidated joint ventures	(2,113)	(2,088)
Operating distributions received from unconsolidated joint ventures	3,712	326
Gains from dispositions of real estate interests	(136)	—
Development profits, net of taxes	(12,192)	(674)
Debt premiums, discounts and finance cost amortization, net	(578)	2,850
Total minority interests’ share of net income	11,981	14,302
Discontinued operations:
Depreciation and amortization	(4)	514
Joint venture partners’ share of net income	(65)	—
Limited partnership unitholders’ share of net income	4	113
Gains from dispositions of real estate, net of minority interests	(36)	(7,013)
Cumulative effect of change in accounting principle	—	(193)
Changes in assets and liabilities:
Accounts receivable and other assets	(15,802)	271
Accounts payable and other liabilities	1,828	(26,323)

Net cash provided by operating activities	55,960	52,099
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(5,243)	9,032
Cash paid for property acquisitions	(18,553)	(121,197)
Additions to land, buildings, development costs, building improvements and lease costs	(243,638)	(218,630)
Net proceeds from divestiture of real estate	114,107	20,707
Additions to interests in unconsolidated joint ventures	(8,873)	999
Repayment of mortgage and loan receivables	36	32

Net cash used in investing activities	(162,164)	(309,057)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock net	472,072	—
Proceeds from stock option exercises	19,333	29,469
Borrowings on secured debt	446,351	1,631
Payments on secured debt	(198,351)	(26,778)
Borrowings on other debt	—	43,086
Payments on other debt	(2,158)	(420)
Borrowings on unsecured credit facilities	241,183	284,185
Payments on unsecured credit facilities	(625,083)	(47,686)
Payment of financing fees	(10,483)	(2,997)
Net proceeds from issuances of senior debt	24,997	—
Payments on senior debt	(70,000)	(25,000)
Issuance costs on preferred stock or units	—	(217)
Repurchase of preferred units	(6)	(77,392)
Contributions from co-investment partners	1,111	65,859
Dividends paid to common and preferred stockholders	(44,831)	(42,120)
Distributions to minority interests, including preferred units	(63,162)	(36,063)

Net cash provided by financing activities	190,973	165,557
Net effect of exchange rate changes on cash	286	988
Net increase (decrease) in cash and cash equivalents	85,055	(90,413)
Cash and cash equivalents at beginning of period	174,763	232,881

Cash and cash equivalents at end of period	$259,818	$142,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$34,932	$29,678
Non-cash transactions:
Acquisition of properties	$18,109	$153,355
Assumption of secured debt	—	(28,300)
Assumption of other assets and liabilities	473	(802)
Acquisition capital	(29)	(3,056)

Net cash paid for property acquisitions	$18,553	$121,197

Preferred unit redemption issuance costs	$—	$1,097
Contribution of properties to unconsolidated joint ventures, net	$8,751	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

As of March 31, 2007, the Company owned an approximate 95.5% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.5% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of March 31, 2007, the Company had investments in five consolidated and four unconsolidated co-investment joint ventures. Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006.

AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, conducts a variety of businesses that also includes development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are direct or indirect subsidiaries of the Operating Partnership.

As of March 31, 2007, the Company owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 128.2 million rentable square feet (11.9 million square meters) and 1,101 buildings in 40 markets within thirteen countries. Additionally, as of March 31, 2007, the Company managed, but did not have a significant ownership interest in, industrial and other properties, totaling approximately 1.5 million rentable square feet. The Company’s investment strategy generally targets customers whose businesses are tied to global trade, which according to the World Trade

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organization, has been growing at a rate more than three times that of world gross domestic product over the past 30 years. To serve the facility needs of these customers, the Company seeks to invest in major distribution markets, transportation hubs and gateways that, generally, are tied to global trade, both in the U.S. and internationally.

Of the approximately 128.2 million rentable square feet as of March 31, 2007:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned properties, principally warehouse distribution buildings, encompassing approximately 103.2 million rentable square feet that were 95.2% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company had investments in 44 industrial development projects which are expected to total approximately 14.7 million rentable square feet upon completion and one industrial operating property, totaling approximately 0.2 million square feet which is available for sale or contribution;

•	on a consolidated basis, the Company owned eleven development projects, totaling approximately 2.7 million rentable square feet that are available for sale or contribution; and

•	through other non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.4 million rentable square feet.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2007 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for all new acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to earnings. As a result of leasing activity and the economic environment, the Company re-evaluated the carrying value of its investments and recorded an impairment charge of $0.3 million during the three months ended March 31, 2007 on one of its investments.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Comprehensive Income.  The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $26.0 million and $27.5 million for the three months ended March 31, 2007 and 2006, respectively.

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

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142) goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS 142. The Company determined that there was no impairment to goodwill and intangible assets during the quarter ended March 31, 2007.

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s financial statements.

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

3.	Real Estate Acquisition and Development Activity

Acquisition Activity.  During the three months ended March 31, 2007, on an owned and managed basis, the Company acquired eight industrial properties aggregating approximately 1.8 million square feet for a total expected

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment of $141.8 million (includes acquisition costs of $137.0 million and estimated acquisition capital of $4.8 million). Of the eight industrial properties acquired, one approximately 0.2 million square foot industrial property for a total expected investment of $20.2 million (includes acquisition costs of $20.1 million and estimated acquisition capital of $0.1 million) was acquired directly by the Company and seven industrial properties aggregating approximately 1.6 million square feet for a total expected investment of $121.6 million (includes acquisition costs of $116.9 million and estimated acquisition capital of $4.7 million) were acquired through two of its unconsolidated joint ventures. During the three months ended March 31, 2006, the Company acquired six industrial properties, aggregating approximately 2.1 million square feet, for a total expected investment of $153.4 million (includes acquisition costs of $150.3 million and estimated acquisition capital of $3.1 million).

Development Starts.  During the three months ended March 31, 2007, the Company initiated five new industrial development projects in North America and Asia with a total expected investment of $190.7 million, aggregating approximately 1.9 million square feet. During the three months ended March 31, 2006, the Company initiated seven new industrial development projects in North America and Asia with a total expected investment of $218.8 million, aggregating approximately 2.9 million square feet.

Development Completions.  During the three months ended March 31, 2007, the Company completed seven industrial projects with a total investment of $67.8 million, aggregating approximately 0.9 million square feet. One of these completed projects with a total investment of $10.7 million and approximately 0.2 million square feet was placed in operations, two projects with a total investment of $20.7 million and aggregating approximately 0.1 million square feet were sold to third parties, and four projects with a total investment of $36.4 million, aggregating approximately 0.6 million square feet were available for sale or contribution as of March 31, 2007. During the three months ended March 31, 2006, the Company completed seven industrial projects with a total investment of $285.3 million, aggregating 2.1 million square feet. Two of these completed projects with a total investment of $25.0 million and aggregating approximately 0.3 million square feet were placed in operations and five buildings with a total investment of $260.3 million, aggregating approximately 1.8 million square feet, were available for sale or contribution as of March 31, 2006.

Development Pipeline.  As of March 31, 2007, the Company had 44 industrial projects in its development pipeline, which will total approximately 14.7 million square feet, and will have an aggregate estimated investment of $1.4 billion upon completion. The Company has an additional eleven development projects available for sale or contribution totaling approximately 2.7 million square feet, with an aggregate estimated investment of $180.8 million. Additionally, one project totaling $13.0 million and approximately 0.2 million square feet is held by an unconsolidated joint venture. As of March 31, 2007, the Company and its joint venture partners had funded an aggregate of $954.6 million and needed to fund an estimated additional $475.7 million in order to complete its development pipeline. The Company’s development pipeline currently includes projects expected to be completed through the fourth quarter of 2008. In addition, during the three months ended March 31, 2007, the Company acquired 422 acres of land for industrial warehouse development in North America for approximately $40.8 million.

4.	Gains from Dispositions of Real Estate Interests, Development Profits and Discontinued Operations

Development Sales.  During the three months ended March 31, 2007, the Company sold two development projects totaling approximately 0.1 million square feet for an aggregate sale price of $24.7 million, resulting in an after-tax gain of $3.3 million. During the three months ended March 31, 2006, the Company sold one land parcel, for an aggregate price of $4.7 million, resulting in an after-tax gain of $0.7 million.

Discontinued Operations.  The Company reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2007, the Company did not divest itself of any industrial properties. During the three months ended March 31, 2006, the Company divested itself of three industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $14.7 million, with a resulting net gain of $7.0 million.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development Contributions.  During the three months ended March 31, 2007, the Company contributed one 0.3 million square foot completed development project and one 0.2 million square foot completed development project into AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC, respectively, both unconsolidated joint ventures. In addition, two land parcels were contributed into AMB DFS Fund I, LLC. As a result of these contributions, the Company recognized an aggregate after-tax gain of $8.9 million, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash. For the three months ended March 31, 2006, no such contributions were completed by the Company.

Gains from Contributions of Real Estate Interests.  During the three months ended March 31, 2007, the Company contributed an operating property for approximately $4.6 million, aggregating approximately 0.1 million square feet, into AMB-SGP Mexico, LLC. The Company recognized a gain of $0.1 million on the contribution, representing the portion of the Company’s interest in the contributed property acquired by the third-party investors for cash. For the three months ended March 31, 2006, no such contributions were completed by the Company.

Properties Held for Contribution.  As of March 31, 2007, the Company held for contribution to co-investment joint ventures ten industrial projects with an aggregate net book value of $145.0 million, which, when contributed to a joint venture, will reduce the Company’s current ownership interest from approximately 89% to an expected range of 15-20%.

Properties Held for Divestiture.  As of March 31, 2007, the Company held for divestiture two industrial projects with an aggregate net book value of $11.2 million. These properties either are not in the Company’s core markets or do not meet its current investment objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Rental revenues	$(63)	$5,051
Straight-line rents and amortization of lease intangibles	—	154
Property operating expenses	(36)	(1,456)
Real estate taxes	(33)	(627)
Depreciation and amortization	4	(514)
Other income and expenses, net	2	4
Interest, including amortization	142	(253)
Joint venture partners’ share of loss	65	—
Limited partnership unitholders’ share of income	(4)	(113)

Income attributable to discontinued operations	$77	$2,246

As of March 31, 2007 and December 31, 2006, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Other assets	$87	$—
Accounts payable and other liabilities	$401	$721

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage and Loan Receivables

Through a wholly-owned subsidiary, the Company holds a mortgage loan receivable on AMB Pier One, LLC, an unconsolidated joint venture. The Company also holds a loan receivable on a subsidiary of G.Accion S.A. de C.V. (G.Accion), an unconsolidated equity investment. The Company’s mortgage and loan receivables at March 31, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

			March 31,	December 31,
Mortgage and Loan Receivables	Market	Maturity	2007	2006	Rate

1. Pier 1	SF Bay Area	May 2026	$12,650	$12,686	13.0%
2. G.Accion	Mexico, Various	June 2010	6,061	6,061	10.0%

Total Mortgage and Loan Receivables			$18,711	$18,747

6.	Debt

As of March 31, 2007 and December 31, 2006, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Wholly-owned secured debt, varying interest rates from 1.06% to 10.4%, due October 2007 to October 2016 (weighted average interest rate of 4.9% and 5.6% at March 31, 2007 and December 31, 2006, respectively)	$492,557	$368,332
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due May 2007 to February 2024 (weighted average interest rates of 6.2% and 6.5% at March 31, 2007 and December 31, 2006, respectively)	1,150,275	1,020,678
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due August 2007 to June 2018 (weighted average interest rates of 6.2% and 6.2% at March 31, 2007 and December 31, 2006, respectively and net of unamortized discounts of $10.3 million and $10.6 million respectively)	1,067,491	1,112,491
Other debt, varying interest rates from 5.1% to 7.5%, due June 2007 to November 2015 (weighted average interest rates of 6.7% and 6.6% at March 31, 2007 and December 31, 2006, respectively)	86,146	88,154
Unsecured credit facilities, variable interest rate, due February 2010 and June 2010 (weighted average interest rates of 2.1% and 3.1% at March 31, 2007 and December 31, 2006, respectively)	474,849	852,033

Total debt before unamortized net (discounts)	3,271,318	3,441,688
Unamortized net (discounts)	(4,801)	(4,273)

Total consolidated debt	$3,266,517	$3,437,415

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is secured by deeds of trust or mortgages on certain properties and is generally non-recourse. As of March 31, 2007 and December 31, 2006, the total gross investment book value of those properties securing the debt was $2.7 billion and $2.6 billion, respectively, including $1.9 billion and $1.9 billion, respectively, in consolidated joint ventures. As of March 31, 2007, $1.3 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 5.5% while the remaining $307.8 million bore interest at variable rates (with a weighted average interest rate of 5.3%).

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 8, 2006, the Operating Partnership executed a 228.0 million euros facility agreement (approximately $304.5 million in U.S. dollars, using the exchange rate at March 31, 2007), which provides that certain of The Company’s affiliates may borrow either acquisition loans, up to a 100.0 million euros sub-limit (approximately $133.5 million in U.S. dollars, using the exchange rate at March 31, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, the Operating Partnership increased the facility amount limit from 228.0 million euros to 328.0 million euros (approximately $438.0 million in U.S. dollars, using the exchange rate at March 31, 2007). Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. The acquisition loan facility is available for drawing until December 8, 2007. The Operating Partnership guarantees the acquisition loan facility and is a carve-out indemnifier in respect of the term loans. These responsibilities can be transferred upon the occurrence of certain events, and the Operating Partnership will be fully discharged from all such obligations upon such transfer. As of March 31, 2007, there were approximately 201.3 million euros in term loans outstanding under the facility (approximately $268.8 million in U.S. dollars, using the exchange rate at March 31, 2007) which is included in the Company’s secured debt balance.

As of March 31, 2007, the Operating Partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 4.8 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $205.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $275.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under the Operating Partnership’s 2006 medium-term note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100.0 million of notes that were issued in June 1998, resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of March 31, 2007.

As of March 31, 2007, the Company had $86.1 million outstanding in other debt which bore a weighted average interest rate of 6.7% and had an average term of 5.2 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of March 31, 2007. The Company also had $21.1 million outstanding in other non-recourse debt.

On June 1, 2006, the Operating Partnership entered into a third amended and restated $550.0 million (includes Euros, Yen or U.S. Dollar denominated borrowings) unsecured revolving credit agreement that replaced its then-existing $500.0 million credit facility, which was to mature on June 1, 2007. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of March 31, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. Dollars, Euros, Yen or British Pounds Sterling. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2007, there were no outstanding borrowings and the remaining amount available was $537.5 million, net of outstanding letters of credit of $12.5 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at March 31, 2007.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 23, 2006, AMB Japan Finance Y.K., a subsidiary of the Operating Partnership and as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on March 31, 2007, equaled approximately $381.9 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on March 31, 2007, equaled approximately $297.0 million U.S. dollars. The Company, along with the Operating Partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased to up to 55.0 billion Yen, which, using the exchange rate in effect on March 31, 2007, equaled approximately $466.8 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of March 31, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of March 31, 2007. As of March 31, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2007, was $342.5 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at March 31, 2007.

On June 13, 2006, the Operating Partnership and certain of its consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. The Company, along with the Operating Partnership, guarantees the obligations for such subsidiaries and other entities controlled by the Company or the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of March 31, 2007, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2007, the outstanding balance on this credit facility was approximately $132.3 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at March 31, 2007.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Company, entered into a loan agreement for a $305 million secured financing. On the same day, pursuant to the loan agreement the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160 million and an interest rate that is fixed at 5.29%. The second is a $40 million note with an interest rate of 81 basis points above the one-month LIBOR rate, the third note has a principal of $84 million and a fixed interest rate of 5.90%, and the final note has a principal of $21 million and bears interest at a rate of 135 basis points above the one-month LIBOR rate.

As of March 31, 2007, the scheduled maturities of the Company’s total debt, excluding unamortized secured debt premiums and discounts, were as follows (dollars in thousands):

		Consolidated	Unsecured
	Wholly-owned	Joint Venture	Senior
	Secured	Secured	Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2007	$12,396	$45,300	$55,000	$—	$14,215	$126,911
2008	92,239	73,504	175,000	—	810	341,553
2009	6,234	118,813	100,000	—	873	225,920
2010	72,026	116,182	250,000	474,849	941	913,998
2011	6,335	190,622	75,000	—	1,014	272,971
2012	8,369	449,198	—	—	1,093	458,660
2013	42,682	59,714	175,000	—	65,920	343,316
2014	245,273	4,076	—	—	616	249,965
2015	2,199	18,780	112,491	—	664	134,134
2016	4,804	54,995	—	—	—	59,799
Thereafter	—	19,091	125,000	—	—	144,091

Total	$492,557	$1,150,275	$1,067,491	$474,849	$86,146	$3,271,318

7.	Minority Interests in Consolidated Joint Ventures and Preferred Units

Minority interests in the Company represent the limited partnership interests in the Operating Partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 35.9 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated co-investment joint ventures’ total investment and property debt at March 31, 2007 and December 31, 2006 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate(1)		Property Debt(2)		Other Debt
	Joint Venture	Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Co-investment Joint Venture	Partner	Percentage	2007	2006	2007	2006	2007	2006

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,643	$52,942	$20,459	$20,605	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	683,952	679,138	322,094	323,532	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	445,718	444,990	350,073	235,480	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	521,314	519,534	242,050	243,263	—	—
AMB-AMS, L.P. (5)	PMT, SPW and TNO(6)	39%	153,990	153,563	84,558	78,904	—	—

			$1,857,617	$1,850,167	$1,019,234	$901,784	$65,000	$65,000

(1)	The Company also had other consolidated joint ventures with total investments in real estate of $585.9 million as of March 31, 2007.

(2)	The Company also had other consolidated joint ventures with property debt of $135.1 million as of March 31, 2007.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of March 31, 2007.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2007	2006	Date

Joint Venture Partners	$506,611	$555,201	N/A
Limited Partners in the Operating Partnership	82,388	74,780	N/A
Series J preferred units (liquidation preference of $40,000)	38,883	38,883	September 2006
Series K preferred units (liquidation preference of $40,000)	38,932	38,932	April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	30,435	27,281	N/A
Series D preferred units (liquidation preference of $79,767)	77,678	77,684	February 2012
Series I preferred units (liquidation preference of $25,500)	24,799	24,799	March 2006

Total minority interests	$799,726	$837,560

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Joint Venture Partners’ share of income	$7,193	$8,539
Joint Venture Partners’ share of development profits	595	32
Common limited partners in the Operating Partnership	361	704
Series J preferred units (liquidation preference of $40,000)	795	795
Series K preferred units (liquidation preference of $40,000)	795	795
Held through AMB Property II, L.P.:
Class B common limited partnership units	133	26
Series D preferred units (liquidation preference of $79,767)	1,599	1,545
Series E preferred units (repurchased in June 2006)	—	214
Series F preferred units (repurchased in September 2006)	—	200
Series H preferred units (repurchased in March 2006)	—	815
Series I preferred units (liquidation preference of $25,500)	510	510
Series N preferred units (repurchased in January 2006)	—	127

Total minority interests’ share of income	$11,981	$14,302

The Company has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of March 31, 2007 and December 31, 2006, the aggregate book value of the minority interests in the accompanying consolidated balance sheets was approximately $506.6 million and $555.2 million, respectively, and the Company believes that the aggregate settlement value of these interests was approximately $1.0 billion and $1.0 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Company’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

On January 29, 2007, the 7.75% Series D Cumulative Redeemable Preferred Units of AMB Property II, L.P., were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the Series D Preferred Units to, among other things, change the rate applicable to the Series D Preferred Units from 7.75% to 7.18% and change the date prior to which the Series D Preferred Units may not be redeemed from May 5, 2004 to February 22, 2012.

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

8.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at March 31, 2007 and December 31, 2006 (dollars in thousands) were:

				Company’s
	Square	March 31,	December 31,	Ownership
Unconsolidated Joint Ventures	Feet	2007	2006	Percentage

Co-Investment Joint Ventures
AMB-SGP Mexico, LLC(1)	3,050,915	$8,495	$7,601	20%
AMB Japan Fund I, L.P.(2)	3,951,904	32,184	31,811	20%
AMB Institutional Alliance Fund III, L.P.(3)	15,746,793	135,914	136,971	21%
AMB DFS Fund I, LLC(4)	—	16,622	11,700	15%
Other Industrial Operating Joint Ventures	7,684,931	48,569	47,955	53%
Other Investment — G. Accion(5)	n/a	37,638	38,343	39%

Total Unconsolidated Joint Ventures	30,434,543	$279,422	$274,381

(1)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $9.3 million of shareholder loans outstanding at March 31, 2007 between the Company and the co-investment partnership.

(2)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors.

(3)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(5)	The Company has a 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2004, the Company formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Company retained an approximate 20% interest. For the three months ended March 31, 2007, the Company recognized a gain of approximately $0.1 million from the contribution of one approximately 0.1 million square foot operating property for $4.6 million. This gain is presented in gains from disposition of real estate interests, net, on consolidated statements of operations. In addition, the Company recognized development profits from the contribution of one completed development project aggregating approximately 0.2 million square feet with a contribution value of $14.2 million.

On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $420.1 million in U.S. dollars, using the exchange rate at March 31, 2007) for an approximate 80% equity interest.

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. For the three months ended March 31, 2007, the Company contributed to such joint venture, one completed development project, aggregating approximately 0.3 million square feet for approximately $41.8 million.

On October 17, 2006, the Company formed AMB DFS Fund I, LLC, a merchant development joint venture with GE Real Estate (“GE”), in which the Company retained an approximate 15% interest. The joint venture is expected to have total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Company identifies as its target markets. GE and the Company have committed $425.0 million and $75.0 million of equity, respectively. For the three months ended March 31, 2007, the Company recognized development profits from the contribution to this fund of approximately 82 acres of land with a contribution value of approximately $30.3 million.

As a result of the contribution of two completed development projects and approximately 82 acres of land to AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., and AMB DFS Fund I, LLC, the Company recognized development profits of approximately $8.9 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash.

Under the agreements governing the joint ventures, the Company and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

The Company also has a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses the Company’s office space in San Francisco, California. The investment is not consolidated because the Company does not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. The Company has an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the joint venture agreement. As of March 31, 2007, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of March 31, 2007, a subsidiary of the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $3.4 million and $2.7 million, respectively, is included in other assets on the consolidated balance sheets as of March 31, 2007 and December 31, 2006.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended March 31, 2007, the Operating Partnership redeemed 42,983 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

During the three months ended March 31, 2007, the Company issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which were contributed to the Operating Partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in the Company’s stock price at issuance as compared to the book value per share at the time of issuance. The Company intends to use the proceeds from the offering for general corporate purposes and, over the long term, to expand its global development business.

The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of March 31, 2007: 1,595,337 shares of series D cumulative redeemable preferred; 510,000 shares of series I cumulative redeemable preferred; 800,000 shares of series J cumulative redeemable preferred; 800,000 shares of series K cumulative redeemable preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the dividends or distributions paid or payable per share or unit:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2007	2006

AMB Property Corporation	Common stock	$0.500	$0.460
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	n/a
Operating Partnership	Common limited partnership units	$0.500	$0.460
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460
AMB Property II, L.P.	Series D preferred units	$0.943	$0.969
AMB Property II, L.P.	Series E preferred units(1)	n/a	$0.969
AMB Property II, L.P.	Series F preferred units(2)	n/a	$0.994
AMB Property II, L.P.	Series H preferred units(3)	n/a	$0.970
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000
AMB Property II, L.P.	Series N preferred units(4)	n/a	$0.215

(1)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding Series E preferred units.

(2)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding Series F preferred units.

(3)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding Series H preferred units.

(4)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

In December 2005, the Company’s board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. The Company did not repurchase or retire any of its shares of common stock during the three months ended March 31, 2007.

The Company’s stock incentive plans have approximately 2.7 million shares of common stock still available for issuance as either stock options or restricted stock grants, of which 2.0 million are eligible to be used for new grants. The fair value of each option grant was generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair values of grants issued during the quarters ended March 31, 2007 and 2006, were $10.18 and $8.54, respectively. The following assumptions are used for grants during the three months ended March 31, 2007 and 2006, respectively: dividend yields of 3.4% and 3.5%; expected volatility of 18.9% and 17.9%; risk-free interest rates of 4.6% and 4.6%; and expected lives of six years, respectively.

As of March 31, 2007, approximately 6,117,609 options and 686,671 non-vested stock awards were outstanding under the plans. There were 501,058 stock options granted, 1,218,592 options exercised, and 11,882 options forfeited during the three months ended March 31, 2007. There were 255,671 restricted stock awards made during the three months ended March 31, 2007. 179,477 non-vested stock awards vested and 1,072 non-vested stock awards were forfeited during the three months ended March 31, 2007. The related stock option expense was $1.9 million and $2.1 million and the related restricted stock compensation expense was $3.2 million

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

10.	Income Per Share

The Company’s only dilutive securities outstanding for the three months ended March 31, 2007 and 2006 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2007	2006

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$25,569	$18,125
Preferred stock dividends	(3,952)	(3,096)
Preferred unit redemption discount/issuance costs	—	(1,097)

Income from continuing operations before cumulative effect of change in accounting principle (after preferred stock dividends)	21,617	13,932
Total discontinued operations	113	9,259
Cumulative effect of change in accounting principle	—	193

Net income available to common stockholders	$21,730	$23,384

Denominator
Basic	92,265,002	86,432,895
Stock options and restricted stock dilution(1)	2,833,709	3,746,434

Diluted weighted average common shares	95,098,711	90,179,329

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.24	$0.16
Discontinued operations	—	0.11
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.24	$0.27

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.23	$0.16
Discontinued operations	—	0.10
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.23	$0.26

(1)	Excludes anti-dilutive stock options of 302,938 and 325,503 for the three months ended March 31, 2007 and 2006, respectively.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

The Company has two lines of business, real estate operations and Capital Partners. Real estate operations is comprised of various segments while Capital Partners consists of a single segment, on which the Company evaluates its performance:

•	Real Estate Operations. The Company operates industrial properties and manages its business by geographic markets. Such industrial properties consist primarily of warehouse distribution facilities suitable for single or multiple customers, and are typically comprised of multiple buildings that are leased to customers engaged in various types of businesses. The Company’s geographic markets for industrial properties are managed separately because each market requires different operating, pricing and leasing strategies. Each market is considered to be an individual operating segment having similar economic characteristics that are combined within the reported segment based upon geographic location. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a property fund in which the Company has an ownership interest in and acts as manager, or sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated joint venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from dispositions of real estate interests or development profits, as appropriate.

•	Capital Partners. The Company through its private capital group and AMB Capital Partners, LLC, provides real estate investment, portfolio management and reporting services to co-investment joint ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Company’s co-investment joint ventures and AMB Capital Partners’ clients. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Interim Financial Statements. The Company evaluates performance based upon private capital income.

The segment information for the three months ended March 31, 2007 and as of December 31, 2006, has been reclassified to conform to current presentation.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)
	For the		For the		Development Gains
	Three Months		Three Months		For the
	Ended March 31,		Ended March 31,		Three Months Ended March 31,
Segments(1)	2007	2006	2007	2006	2007	2006

North America Markets
Southern California	$26,418	$27,415	$20,789	$21,817	$9,004	$—
No. New Jersey/New York	17,545	19,653	11,699	13,347	—	—
San Francisco Bay Area	21,345	21,554	16,839	16,953	—	—
Chicago	13,514	13,629	9,208	9,324	2,668	—
On-Tarmac	13,460	14,055	7,276	7,869	—	—
South Florida	10,716	9,251	7,236	6,295	478	674
Seattle	9,323	9,354	7,194	7,246	—	—
Non-U.S. Markets
Europe	11,741	6,532	9,361	5,233	—	—
Asia	1,418	8,741	673	7,938	—	—

Total markets	125,480	130,184	90,275	96,022	12,150	674
Other Markets	33,824	41,176	24,713	29,112	42	—
Straight-line rents and amortization of lease intangibles	2,715	5,146	2,715	5,146	—	—
Discontinued operations	63	(5,205)	132	(3,122)	—	—
Capital Partners
Private capital income	5,925	5,106	—	—	—	—

Total	$168,007	$176,407	$117,835	$127,158	$12,192	$674

(1)	The markets included are a subset of the Company’s regions defined as East, Southwest and West Central in North America, Europe and Asia.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under accounting principles generally accepted in the U.S., or GAAP (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Property NOI	$117,835	$127,158
Development profits, net of taxes	12,192	674
Private capital income	5,925	5,106
Depreciation and amortization	(41,029)	(42,754)
Impairment losses	(257)	—
General and administrative	(29,854)	(23,048)
Other expenses	(912)	(537)
Fund costs	(241)	(614)
Equity in earnings of unconsolidated joint ventures	2,113	2,088
Other income	5,507	3,507
Gains from dispositions of real estate interests	136	—
Interest, including amortization	(33,865)	(39,153)
Total minority interests’ share of income	(11,981)	(14,302)
Total discontinued operations	113	9,259
Cumulative effect of change in accounting principle	—	193

Net income	$25,682	$27,577

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	March 31,	December 31,
	2007	2006

North America Markets
Southern California	$868,016	$895,610
No. New Jersey/New York	608,718	607,727
San Francisco Bay Area	701,914	703,660
Chicago	437,020	446,662
On-Tarmac	208,089	210,798
South Florida	363,801	371,603
Seattle	390,745	380,459
Non-U.S. Marktes
Europe	756,650	723,326
Asia	537,124	434,706

Total markets	4,872,077	4,774,551
Other Markets	1,506,530	1,430,308
Investments in unconsolidated joint ventures	279,422	274,381
Non-segment assets	318,954	234,272

Total assets	$6,976,983	$6,713,512

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company holds operating ground leases on land parcels at its on-tarmac facilities, leases on office spaces for corporate use, and a leasehold interest that it holds for investment purposes. The remaining lease terms are from one to 55 years. Buildings and improvements subject to ground leases are being amortized ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of March 31, 2007, the Company had provided approximately $22.6 million in letters of credit, of which $12.5 million were provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of March 31, 2007, the Company had outstanding guarantees in the aggregate amount of $70.6 million in connection with certain acquisitions. As of March 31, 2007, the Company guaranteed $33.2 million and $83.2 million on outstanding loans on three of its consolidated joint ventures and one of its unconsolidated joint ventures, respectively. In addition, as of March 31, 2007, the Company guaranteed $117.8 million on outstanding property debt related to one of its unconsolidated joint ventures.

Performance and Surety Bonds.  As of March 31, 2007, the Company had outstanding performance and surety bonds in an aggregate amount of $12.3 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 17, 2007, the Operating Partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units from another single institutional investor. The Operating Partnership redeemed the Series J Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. The Operating Partnership redeemed the Series K Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007.

On April 17, 2007, another of the Company’s subsidiaries, AMB Property II, L.P., a Delaware limited partnership, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. repurchased the units for $25.5 million, plus accrued and unpaid distributions through April 16, 2007, less applicable withholding, on the Series I Cumulative Redeemable Preferred Limited Partnership Units.

The Company wrote-off approximately $3.0 million in deferred issuance costs related to the redemption of the Series J and K units and the repurchase of the Series I units.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a downturn in the California, U.S., or the global economy or real estate conditions;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	our failure to obtain necessary financing;

•	our failure to maintain our current credit agency ratings;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements;

•	increases in real property tax rates;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

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

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We also produce earnings from our private capital business, which consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from our co-investment joint ventures. Additionally, we produce earnings from the disposition of projects in our development-for-sale program and from the contributions of development properties to our co-investment joint ventures. Our long-term growth is driven by our ability to maintain and increase occupancy rates or increase rental rates at our properties, and by our ability to continue to develop and acquire new properties.

National industrial markets continued to improve. According to preliminary data provided by Torto-Wheaton Research, availability dropped 10 basis points in the first quarter of 2007 to 9.3%. This follows a drop of 40 basis points for full-year 2006, according to the same source. We think the strongest industrial markets in the U.S. are the coastal markets tied to global trade, including Los Angeles, our largest market, Miami, the San Francisco Bay Area and Seattle, and to a lesser degree Northern New Jersey/New York (with the exception of the Exit 8A submarket). While we believe that the broader Chicago market is showing signs of stabilization, certain submarkets, like the O’Hare submarket, are relatively strong. Dallas continues to recover, and Atlanta continues to suffer from a large increase in supply. Based on our assessment, the operating environment in our U.S. on-tarmac business remains good with improving cargo volumes and essentially no new supply.

We think investor demand for industrial property has remained strong over the past several years as a result of increasing national sales volumes and declining acquisition capitalization rates. We capitalized on this demand for industrial property by accelerating the repositioning of our portfolio, through the disposition of non-core properties, which was effectively completed in 2006 with our exit from the Charlotte, Columbus and Memphis markets. We plan to continue selling selected assets on an opportunistic basis or that no longer fit our strategic investment objectives, but we have substantially achieved our repositioning goals.

Occupancy levels in our portfolio continue to outperform the national industrial market, as determined by Torto-Wheaton Research. We believe that higher occupancy levels in our portfolio, driven, in part, by strengthening fundamentals in our markets tied to global trade, are contributing to rental rate growth in our portfolio. In our stronger markets, our focus is now on increasing rents as opposed to occupancy. During the prior periods of decreasing or stabilizing rental rates, we focused on occupancy by striving to sign leases with shorter terms to prevent locking in lower rent levels for long periods and to be prepared to sign new, longer-term leases during periods of growing rental rates.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties as of and for the three months ended March 31, 2007 and 2006:

	Largest	Other	Total/Weighted
Owned and Managed Property Data(1)	Global Markets(2)	Global Markets(3)	Average

As of and for the three months ended March 31, 2007:
Rentable square feet	69,728,617	33,446,593	103,175,210
Occupancy percentage at period end	95.6%	94.3%	95.2%
Same space square footage leased	3,745,689	1,481,342	5,227,031
Rent increases on renewals and rollovers(4)	2.7%	3.1%	2.8%
As of and for the three months ended March 31, 2006:
Rentable square feet	60,157,807	35,070,136	95,227,943
Occupancy percentage at period end	96.1%	91.4%	94.3%
Same space square footage leased	3,172,782	1,491,741	4,664,523
Rent increases (decreases) on renewals and rollovers	(13.2)%	(5.5)%	(11.4)%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Our largest global markets include Southern California, Northern New Jersey/New York City, San Francisco Bay Area, Chicago, U.S. On-Tarmac, South Florida, Seattle, Tokyo and Paris.

(3)	Our other global markets for North America include Atlanta, Austin, Baltimore, Boston, Columbus, Dallas, Guadalajara, Houston, Mexico City, Minneapolis, New Orleans, Orlando and Querétaro. Our European markets include Amsterdam, Frankfurt, Hamburg, and Lyon. Our Asian markets include Osaka, Shanghai, and Singapore.

(4)	On a consolidated basis, rent increases on renewals and rollovers were 2.6%, 3.8% and 2.9%, for our largest global markets, other global markets and total markets, respectively.

At March 31, 2007, our operating portfolio’s occupancy rate was 95.2%, on an owned and managed basis, a decrease of 90 basis points from the prior quarter and an increase of 90 basis points from March 31, 2006. Rental rates on lease renewals and rollovers in our portfolio increased 2.8% in the first quarter of 2007, which we think reflects the generally positive trends in the U.S. industrial availability. Cash basis same store net operating income with and without the effect of lease termination fees, grew by 6.3% in the first quarter of 2007, on an owned and managed basis. Cash basis same store net operating income consists of rental revenues less property operating expenses and real estate taxes for properties included in the same store pool, which is set annually and excludes properties purchased or developments stabilized after December 31, 2005. See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income. We currently expect that cash-basis same store growth in our operating portfolio, excluding lease termination fees, will be approximately 3% to 4% for 2007, on an owned and managed basis. Market rents continue to rebound from their lows and in many of our markets are back to or above their prior peak levels of 2001.

We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment program and recognize development profits. We think development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. Our development opportunities in Mexico, Japan and China are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Prior to our global expansion, our development pipeline was $106.8 million at the end of 2002. As a result of our global expansion and increased development capabilities, we have increased our development pipeline to approximately $1.4 billion at March 31, 2007. In addition to our committed development pipeline, we hold a total of 2,088 acres for future development or sale, 95% of which is in North America. We currently estimate that these 2,088 acres of land could support approximately 35.3 million square feet of future development.

Going forward, we think our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment joint ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. As of March 31, 2007, we owned approximately 66.3 million square feet of our properties (51.7% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.

By the end of 2010, we expect to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on owned and managed annualized base rent). As of March 31, 2007, our non-U.S. operating properties comprised 14.7% of our owned and managed operating portfolio (based on annualized base rent) and 7.8% of our consolidated operating portfolio (based on annualized base rent). In addition to the U.S., we include Canada and Mexico as target countries in North America. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

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

Summary of Key Transactions

During the three months ended March 31, 2007, we completed the following significant capital deployment transactions:

•	Acquired, on an owned and managed basis, eight properties in North America and Asia, aggregating approximately 1.8 million square feet, for $141.8 million;

•	Committed to five development projects in North America and Asia totaling 1.9 million square feet with an estimated total investment of approximately $190.7 million;

•	Acquired 422 acres of land for development in North America for approximately $40.8 million;

•	Sold two development projects totaling approximately 0.1 million square feet for an aggregate sale price of $24.7 million;

•	Contributed two completed development projects, aggregating approximately 0.5 million square feet, for approximately $56.0 million to AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC, both unconsolidated joint ventures;

•	Contributed two land parcels to AMB DFS Fund I, LLC a co-investment partnership; and

•	Contributed one 0.1 million square foot operating property to AMB-SGP Mexico, LLC, an unconsolidated joint venture, for approximately $4.6 million.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended March 31, 2007, we completed the following significant capital markets and other financing transactions:

•	Raised approximately $472.1 million in net proceeds from the issuance of approximately 8.4 million shares of our common stock;

•	Obtained long-term secured debt financings for our co-investment joint ventures of $324.0 million with a weighted average interest rate of 5.7%;

•	Obtained $122.1 million of debt (using exchange rates in effect at quarter end date) with a weighted average interest rate of 3.4% for international assets;

•	Refinanced $305.0 million of secured debt, with a weighted average interest rate of 5.7% for AMB-SGP, L.P., one of our co-investment joint ventures;

•	Expanded the European revolving credit facility agreement by 100 million Euro to 328.0 million Euro (approximately $438.0 million in U.S. dollars, using the exchange rate at March 31, 2007); and

•	Refinanced Series D Preferred Units to, among other things, change the rate applicable from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

See Part I, Item 1: Notes 6, 7 and 9 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There has been no material changes in our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We commenced operations as a fully integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods located mostly in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of March 31, 2007, we owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 128.2 million square feet (11.9 million square meters) and 1,101 buildings in 40 markets within thirteen countries. Additionally, as of March 31, 2007, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

We operate our business primarily through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of March 31, 2007, we owned an approximate 95.5% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate over the last 30 years. To serve the facility needs of these customers, we seek to invest globally in major distribution markets and transportation hubs that, generally, are tied to global trade.

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets of our targets markets. These submarkets are generally characterized by large population densities and typically offer substantial consumer concentrations, proximity to large clusters of distribution-facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, the substantial majority of our portfolio of industrial properties is located in our target markets, and much of this is in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

Further, in many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than storage of goods. Our investment focus on HTD® assets is based on what we think to be a global trend toward lower inventory levels and expedited supply chains. HTD®facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We think these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure, such as major airports and seaports.

Of the approximately 128.2 million rentable square feet as of March 31, 2007:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned and managed properties, principally warehouse distribution facilities, encompassing approximately 103.2 million rentable square feet that were 95.2% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we had investments in 44 industrial development projects which are expected to total approximately 14.7 million rentable square feet upon completion and one industrial operating property, totaling approximately 0.2 million square feet which is available for sale or contribution;

•	on a consolidated basis, we owned eleven development projects, totaling approximately 2.7 million rentable square feet that are available for sale or contribution; and

•	through other non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million rentable square feet.

During the quarter ended March 31, 2007, property acquisitions, on an owned and managed basis, totaled $141.8 million in the U.S. and Asia, including acquisitions by AMB Institutional Alliance Fund III and AMB Japan Fund I, two of our unconsolidated joint ventures, totaling $104.3 million and $17.3 million, respectively. There were no operating property dispositions during the quarter ended March 31, 2007. We contributed an operating asset for $4.6 million and completed development projects for $56.0 million to our private capital joint ventures as part of our continuing strategy to increase the proportion of our assets owned in co-investment joint ventures. During the quarter, we sold to third parties $24.7 million of development properties.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chicago, Dallas, Frankfurt, Los Angeles, Menlo Park, New Jersey, New York, Nagoya, Narita, Osaka, Paris, Shanghai, Singapore, Tokyo and Vancouver. As of March 31, 2007, we employed 447 individuals: 177 in our San Francisco headquarters, 60 in our Boston office, 43 in our Tokyo office, 36 in our Amsterdam office and the remainder in our other offices. Our website address is www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the U.S. Securities and Exchange Commission.

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

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space by working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended March 31, 2007, rent on renewed and released space in our operating portfolio increased 2.8%, on an owned and managed basis. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended March 31, 2007, cash basis same store net operating income increased by 6.3%, on an owned and managed basis. Since our initial public offering in November 1997, on a consolidated basis, we have experienced average annual increases in industrial property base rental rates of 4.3% and maintained an average quarter-end occupancy rate of 95.0% in our industrial property operating portfolio. While we think that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See “Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income and Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth through Development and Value-Added Conversions

We think that development, redevelopment and expansion of well-located, high-quality industrial properties should continue to provide us with attractive investment opportunities at a higher rate of return than we may obtain from the purchase of existing properties. We have the in-house expertise to create value both through new construction and acquisition and management of value-added properties. Value-added conversion projects represent the development of land or a building site for a more valuable use and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties are generally contributed to our co-investment joint ventures and held in our owned and managed portfolio or sold to third parties. We think our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

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

Growth through Acquisitions and Capital Redeployment

Our acquisition experience and our network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which may give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We think our UPREIT structure, which enables us to acquire land and industrial properties in exchange for limited partnership units in the operating partnership or AMB Property II, L.P., another of our operating partnerships, enhances our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

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

Growth through Global Expansion

By the end of 2010, we expect to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on annualized base rent). As of March 31, 2007, our non-U.S. operating properties comprised 14.7% of our owned and managed operating portfolio (based on annualized base rent) and 7.8% of our consolidated operating portfolio (based on annualized base rent). In addition to the United States, we include Canada and Mexico as target countries in North America. In Europe, target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

Expansion into target markets outside the U.S. represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We think that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We co-invest in properties with private-capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically, we will own a 15-50% interest in our co-investment joint ventures. We expect our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of March 31, 2007, we owned approximately 66.3 million square feet of our properties (51.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

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

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. Same store properties are those that we owned during both the current and prior year reporting periods, excluding development properties stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

As of March 31, 2007, same store industrial properties consisted of properties aggregating approximately 77.1 million square feet. The properties acquired during the three months ended March 31, 2007, consisted of one property, aggregating approximately 0.2 million square feet. During the three months ended March 31, 2006, our acquisitions consisted of six properties, aggregating approximately 2.1 million square feet. During the three months ended March 31, 2007, property divestitures and contributions consisted of three properties, aggregating approximately 0.6 million square feet. During the three months ended March 31, 2006, property divestitures consisted of three properties, aggregating approximately 0.3 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months ended March 31, 2007 and 2006 (dollars in millions):

Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$139.4	$151.0	$(11.6)	(7.7)%
2006 acquisitions	2.5	0.3	2.2	733.3%
Development	2.7	0.9	1.8	200.0%
Other industrial	2.7	2.6	0.1	3.8%
Non U.S. industrial	14.8	16.5	(1.7)	(10.3)%

Total rental revenues	162.1	171.3	(9.2)	(5.4)%
Private capital income	5.9	5.1	0.8	15.7%

Total revenues	$168.0	$176.4	$(8.4)	(4.8)%

U.S. industrial same store rental revenues decreased $11.6 million from the prior year on a quarter-to-date basis due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. Pro forma same store rental revenues for the quarter ended March 31, 2006, would have been $135.1 million, if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The properties acquired during the fiscal year ended December 31, 2006 consisted of 27 properties, aggregating approximately 6.6 million square feet. The properties acquired during the first quarter of 2007 consisted of one building, aggregating approximately 0.2 million square feet. The increase in rental revenues from development is primarily due to increased occupancy at several of our development projects where development activities have been substantially completed. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The decrease in revenues from non-U.S. industrial properties is primarily due to the contribution of certain non-U.S. industrial properties to two of our unconsolidated joint ventures during 2006. The increase in private capital income of $0.8 million was primarily due to an increase in asset management fees as a result of an increase in total assets under management.

Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$25.3	$24.3	$1.0	4.1%
Real estate taxes	18.9	19.8	(0.9)	(4.5)%

Total property operating costs	$44.2	$44.1	$0.1	0.2%

Property operating costs
U.S. industrial
Same store	$38.7	$40.4	$(1.7)	(4.2)%
2006 acquisitions	0.7	0.1	0.6	600.0%
Development	1.0	0.4	0.6	150.0%
Other industrial	0.6	0.3	0.3	100.0%
Non U.S. industrial	3.2	2.9	0.3	10.3%

Total property operating costs	44.2	44.1	0.1	0.2%
Depreciation and amortization	41.0	42.8	(1.8)	(4.2)%
General and administrative	29.9	23.1	6.8	29.4%
Impairment losses	0.3	—	0.3	100.0%
Other expenses	0.9	0.5	0.4	80.0%
Fund costs	0.2	0.6	(0.4)	(66.7)%

Total costs and expenses	$116.5	$111.1	$5.4	4.9%

Same store properties’ operating expenses showed a decrease of $1.7 million from the prior year on a quarter-to-date basis due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. Pro forma same store operating expenses for the quarter ended March 31, 2006, would have been $36.5 million, if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of one property, aggregating approximately 0.2 million square feet. The increase in development operating costs is primarily due to increased operations in certain development projects which have been substantially completed. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2006 and 2007, we continued to acquire properties in China, France, Germany, Japan, Mexico and the Netherlands, resulting in increased international operating costs. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new satellite offices both domestically and internationally. The impairment loss during the quarter ended March 31, 2006, was taken on a non-core asset as a result of leasing activities and changes in the economic environment. Other expenses increased approximately $0.4 million from the prior year on a quarter-to-quarter basis due primarily to an increase in certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures. The decrease of fund costs from the prior year on a quarter-to-date basis is due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., and greater fund costs in 2006 related to the dissolution of AMB Institutional Alliance Fund I, L.P.

Other Income and (Expenses)	2007	2006	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$2.1	$2.1	$—	—%
Other income	5.5	3.5	2.0	57.1%
Gains from dispositions of real estate interests, net	0.1	—	0.1	—%
Development profits, net of taxes	12.2	0.7	11.5	1,642.9%
Interest expense, including amortization	(33.8)	(39.2)	(5.4)	(13.8)%

Total other income and (expenses), net	$(13.9)	$(32.9)	$(19.0)	(57.8)%

Other income increased approximately $2.0 million as compared to the three months ended March 31, 2006, due primarily to insurance proceeds related to losses from hurricanes Katrina and Wilma. Development profits represent gainsfrom the sale or contribution of development projects including land. The increase in development profits was primarily due to increased contribution volume during the three months ended March 31, 2007. During the three months ended March 31, 2007, we sold two development projects, totaling approximately 0.1 million square feet for $24.7 million, resulting in an after-tax gain of approximately $3.3 million. During the three months ended March 31, 2007, we contributed two completed development projects totaling approximately 0.5 million square feet into AMB Institutional Alliance Fund III, L.P and AMB-SGP Mexico, LLC, two unconsolidated joint ventures. In addition, two land parcels were contributed into AMB DFS Fund I, LLC, a co-investment partnership. As a result of these contributions, we recognized an aggregate after-tax gain of approximately $8.9 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended March 31, 2006, we sold one land parcel for an aggregate price of $4.7 million, resulting in an after tax gain of approximately $0.7 million. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P., partially offset by refinancing costs associated with the refinanced $305.0 million of secured debt for AMB-SGP, L.P., one of our co-investment joint ventures.

Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.1	$2.2	$(2.1)	(95.5)%
Gains from dispositions of real estate, net of minority interests	—	7.0	(7.0)	(100.0)%

Total discontinued operations	$0.1	$9.2	$(9.1)	(98.9)%

During the three months ended March 31, 2007, we did not divest any industrial buildings. During the three months ended March 31, 2006, we divested three industrial buildings, aggregating approximately 0.3 million square feet, for an aggregate price of $14.7 million, with a resulting net gain of $7.0 million.

Preferred Stock	2007	2006	$ Change	% Change

Preferred stock dividends	$(4.0)	$(3.1)	$0.9	29.0%
Preferred unit redemption issuance costs	—	(1.1)	(1.1)	(100.0)%

Total preferred stock	$(4.0)	$(4.2)	$(0.2)	(4.8)%

In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the then newly-issued shares. In addition, during March 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Partnership Units, and we recognized a reduction of income available to common stockholders of $1.1 million for the original issuance costs.

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

Cash flows.  For the three months ended March 31, 2007, cash provided by operating activities was $56.0 million as compared to $52.1 million for the same period in 2006. This change is primarily due to changes in our assets and liabilities offset by an increase in general and administrative expenses primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs. Cash used for investing activities was $162.2 million for the three months ended March 31, 2007, as compared to cash used for investing activities of $309.1 million for the same period in 2006. This change is primarily due to a decrease in funds used for property acquisitions and capital expenditures and an increase in proceeds from divestitures of real estate driven by increased volume. Cash provided by financing activities was $191.0 million for the three months ended March 31, 2007, as compared to cash provided by financing activities of $165.6 million for the same period in 2006. This change is due primarily to an increase in borrowings, net of repayments, the refinancing of $305.0 million of secured debt for one of our co-investment joint ventures, the issuance of common stock upon the exercise of options and the issuance of approximately 8.4 million shares of common stock for net proceeds of approximately $472.1 million, which were offset by an increase in payments on secured debt, credit facilities, and senior debt, during the three months ended March 31, 2007.

We believe our sources of working capital, specifically our cash flow from operations, borrowings available under our unsecured credit facilities and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future. The unavailability of capital could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Capital Resources

Property Divestitures.  During the three months ended March 31, 2007, we did not divest of any industrial buildings. During the three months ended March 31, 2006, we divested of three industrial buildings aggregating approximately 0.3 million square feet, for an aggregate price of $14.7 million, with a resulting net gain of $7.0 million.

Gains from Contributions of Real Estate Interests.  During the three months ended March 31, 2007, we contributed into AMB-SGP Mexico, LLC, an operating property, aggregating approximately 0.1 million square feet, for approximately $4.6 million. We recognized a gain of $0.1 million on the contribution, representing the portion of our interest in the contributed property acquired by a third-party investor for cash. For the three months ended March 31, 2006, no such contributions were made by us.

Development Starts.  During the three months ended March 31, 2007, we initiated five new industrial development projects in North America and Asia with a total expected investment of $190.7 million, aggregating approximately 1.9 million square feet. During the three months ended March 31, 2006, we initiated seven new industrial development projects in North America and Asia with a total expected investment of $218.8 million, aggregating approximately 2.9 million square feet.

Development Contributions.  During the three months ended March 31, 2007, we contributed one 0.3 million square foot completed development project and one 0.2 million square foot completed development project into AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico LLC, respectively, both unconsolidated joint ventures. In addition, two land parcels were contributed into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $8.9 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash.

Properties Held for Contribution.  As of March 31, 2007, we held for contribution to co-investment joint ventures ten industrial projects with an aggregate net book value of $145.0 million, which, when contributed to a joint venture, will reduce our current ownership interest from approximately 89% to an expected range of 15-20%.

Properties Held for Divestiture.  As of March 31, 2007, we held for divestiture two industrial projects with an aggregate net book value of $11.2 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

Co-investment Joint Ventures.  Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We generally consolidate these joint ventures for financial reporting purposes because they are not variable interest entities and because we are the sole managing general partner and control all major operating decisions. However, in certain cases, our co-investment joint ventures are unconsolidated because we do not control all major operating decisions and the general partners do not have significant rights under EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of March 31, 2007, we owned approximately 66.3 million square feet of our properties (51.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our consolidated co-investment joint ventures at March 31, 2007 (dollars in thousands):

Consolidated Co-Investment	Joint Venture	Our Approximate	Original Planned
Joint Venture	Partner	Ownership Percentage	Capitalization(1)

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$200,000
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(2)	50%	$420,000
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(3)	20%	$490,000
AMB-AMS, L.P.(4)	PMT, SPW and TNO(5)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of March 31, 2007.

(4)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

Our unconsolidated joint ventures at March 31, 2007 (dollars in thousands):

Unconsolidated Co-Investment	Joint Venture	Our Approximate	Original Planned
Joint Venture	Partner	Ownership Percentage	Capitalization(1)

AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte Ltd(2)	20%	$715,000
AMB Japan Fund I, L.P.	Institutional investors(3)	20%	$2,100,000	(4)
AMB Institutional Alliance Fund III, LP(5)	AMB Institutional Alliance REIT III, Inc.	21%	$1,469,000	(6)
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$500,000

(1)	Planned capitalization includes anticipated debt and both partners’ expected equity contributions.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 13 institutional investors as of March 31, 2007.

(4)	AMB Japan Fund I, L.P. is a yen-denominated fund. U.S. dollar amounts are converted at the March 31, 2007 exchange rate.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invests through a private real estate investment trust. Prior to October 1, 2006, we accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(6)	The planned gross capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. as an open-end fund, is not limited. The planned gross capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(7)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

We also have a 0.1% unconsolidated equity interest (with an approximate 33% economic interest) in AMB Pier One, LLC, a joint venture related to the 2000 redevelopment of the pier which houses our office space in the San Francisco Bay Area. The investment is not consolidated because we do not exercise control over major operating decisions such as approval of budgets, selection of property managers, investment activity and changes in financing. We have an option to purchase the remaining equity interest beginning January 1, 2007 and expiring December 31, 2009, based on the fair market value as stipulated in the joint venture agreement. As of March 31, 2007, we also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of March 31, 2007, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment is included in other assets on the consolidated balance sheets.

Common and Preferred Equity.  We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of March 31, 2007: 1,595,337 shares of series D preferred; 510,000 shares of series I cumulative redeemable preferred; 800,000 shares of series J cumulative redeemable preferred; 800,000 shares of series K cumulative redeemable preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

During the three months ended March 31, 2007, we issued approximately 8.4 million shares of our common stock for net proceeds of approximately $472.1 million, which were contributed to the operating partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in our stock price at issuance as compared to the book value per share at the time of issuance. We intend to use the proceeds from the offering for general corporate purposes and, over the long term, to expand our global development business.

In December 2005, our board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of our common stock. We did not repurchase or retire any shares of our common stock during the three months ended March 31, 2007.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of March 31, 2007, our share of total debt-to-our share of total market capitalization ratio was 30.5%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

As of March 31, 2007, the aggregate principal amount of our secured debt was $1.6 billion, excluding unamortized debt premiums of $5.5 million. Of the $1.6 billion of secured debt, $1.2 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 10.4% per annum (with a weighted average rate of 5.4%) and final maturity dates ranging from May 2007 to February 2024. As of March 31, 2007, $1.3 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 5.5%, while the remaining $307.8 million bear interest at variable rates (with a weighted average interest rate of 5.3%).

On December 8, 2006, we executed a 228.0 million euros facility agreement (approximately $304.5 million in U.S. dollars, using the exchange rate at March 31, 2007), which provides that certain of our affiliates may borrow either acquisition loans, up to a 100.0 million euros sub-limit (approximately $133.5 million in U.S. dollars, using the exchange rate at March 31, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, we increased the facility amount limit from 228.0 million euros to 328.0 million euros (approximately $438.0 million in U.S. dollars, using the exchange rate at March 31, 2007). Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. The acquisition loan facility is available for drawing until December 8, 2007. We guarantee the acquisition loan facility and are a carve-out indemnifier in respect of the term loans. These responsibilities can be transferred upon the occurrence of certain events, and we will be fully discharged from all such obligations upon such transfer. As of March 31, 2007, there were approximately 201.3 million euros in term loans outstanding under the facility (approximately $268.8 million in U.S. dollars, using the exchange rate at March 31, 2007) which is included in our secured debt balance.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is one of our subsidiaries, entered into a loan agreement for a $305 million secured financing. On the same day, pursuant to the loan agreement the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160 million and an interest rate that is fixed at 5.29%. The second is a $40 million note with an interest rate of 81 basis points above the one-month LIBOR rate, the third note has a principal of $84 million and a fixed interest rate of 5.90%, and the final note has a principal of $21 million and bears interest at a rate of 135 basis points above the one-month LIBOR rate.

As of March 31, 2007, the operating partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had a weighted average term of 4.8 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $205.0 million of medium-term notes, which were issued under the operating partnership’s 2000 medium-term note program, $275.0 million of medium-term notes, which were issued under the operating partnership’s 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under the operating partnership’s 2006 medium term-note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancellation of $100.0 million of notes that were issued in June 1998 resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants.

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

Credit Facilities.  On June 1, 2006, the operating partnership entered into a third amended and restated $550.0 million unsecured revolving credit agreement that replaced its then-existing $500.0 million credit facility, which was to mature on June 1, 2007. We are a guarantor of the operating partnership’s obligations under the credit facility. The line, which matures on June 1, 2010, carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 42.5 basis points as of March 31, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British Pounds Sterling. The operating partnership uses its unsecured credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2007, there were no outstanding borrowings and the remaining amount available was $537.5 million, net of outstanding letters of credit of $12.5 million.

On June 23, 2006, our subsidiary AMB Japan Finance Y.K., as the initial borrower, entered into an amended and restated revolving credit agreement for a 45.0 billion Yen unsecured revolving credit facility, which, using the exchange rate in effect on March 31, 2007, equaled approximately $381.9 million U.S. dollars. This replaced the 35.0 billion Yen unsecured revolving credit facility executed on June 29, 2004, as previously amended, which using the exchange rate in effect on March 31, 2007, equaled approximately $297.0 million U.S. dollars. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The credit facility can be increased to up to 55.0 billion Yen, which, using the exchange rate in effect on March 31, 2007, equaled approximately $466.8 million U.S. dollars. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 42.5 basis points as of March 31, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of March 31, 2007. As of March 31, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2007, was $342.5 million in U.S. dollars.

On June 13, 2006, the operating partnership and certain of its consolidated subsidiaries entered into a fourth amended and restated credit agreement for a $250.0 million unsecured revolving credit facility, which replaced the third amended and restated credit agreement for a $250.0 million unsecured credit facility. On February 16, 2006, the third amended and restated credit agreement replaced the then-existing $100.0 million unsecured revolving credit facility that was to mature in June 2008. We, along with the operating partnership, guarantee the obligations for such subsidiaries and other entities controlled by us or the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to the credit facility. The four-year credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60 basis points as of March 31, 2007, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2007, the outstanding balance on this facility was approximately $132.3 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

The tables below summarize our debt maturities and capitalization as of March 31, 2007 (dollars in thousands):

Debt
	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Other	Total
	Debt(1)	Debt	Securities	Facilities(2)	Debt	Debt

2007	$12,396	$45,300	$55,000	$—	$14,215	$126,911
2008	92,239	73,504	175,000	—	810	341,553
2009	6,234	118,813	100,000	—	873	225,920
2010	72,026	116,182	250,000	474,849	941	913,998
2011	6,335	190,622	75,000	—	1,014	272,971
2012	8,369	449,198	—	—	1,093	458,660
2013	42,682	59,714	175,000	—	65,920 (5)	343,316
2014	245,273	4,076	—	—	616	249,965
2015	2,199	18,780	112,491	—	664	134,134
2016	4,804	54,995	—	—	—	59,799
Thereafter	—	19,091	125,000	—	—	144,091

Subtotal	492,557	1,150,275	1,067,491	474,849	86,146	3,271,318
Unamortized premiums (discounts)	1,480	4,024	(10,305)	—	—	(4,801)

Total consolidated debt	494,037	1,154,299	1,057,186	474,849	86,146	3,266,517
Our share of unconsolidated joint venture debt(3)	—	349,570	—	—	20,933	370,503

Total debt	494,037	1,503,869	1,057,186	474,849	107,079	3,637,020
Joint venture partners’ share of consolidated joint venture debt	—	(723,605)	—	—	(52,000)	(775,605)

Our share of total debt(4)	$494,037	$780,264	$1,057,186	$474,849	$55,079	$2,861,415

Weighed average interest rate	4.9%	6.2%	6.2%	2.1%	6.7%	5.4%
Weighed average maturity (in years)	5.4	4.8	4.8	3.1	5.2	4.6

(1)	Our secured debt and joint venture debt include debt related to European and Asian assets in the amount of $414.8 million and $47.5 million, respectively, translated to U.S. dollars using the exchange rate in effect on March 31, 2007.

(2)	Includes $342.5 million and $132.3 million in Yen and Canadian dollar-based borrowings, respectively, translated to U.S. dollars using the exchange rates in effect on March 31, 2007.

(3)	The weighted average interest and maturity for the unconsolidated joint venture debt were 4.3% and 5.3 years, respectively.

(4)	Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(5)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

Market Equity as of March 31, 2007
Security	Shares/Units Outstanding	Market Price	Market Value

Common stock	99,319,253	$58.79	$5,838,979
Common limited partnership units(1)	4,666,073	58.79	274,318

Total	103,985,326		$6,113,297

(1)	Includes 1,258,713 class B common limited partnership units issued by AMB Property II, L.P. as of March 31, 2007.

Preferred Stock and Units
Security	Dividend Rate	Liquidation Preference	Redemption/Callable Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series I preferred units(2)	8.00%	25,500	March 2006
Series J preferred units(2)	7.95%	40,000	September 2006
Series K preferred units(2)	7.95%	40,000	April 2007
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	7.17%	$417,767

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the Series D Preferred Units to, among other things, change the rate applicable to the Series D Preferred Units from 7.75% to 7.18% and change the date prior to which the Series D Preferred Units may not be redeemed from May 5, 2004 to February 22, 2012.

(2)	On April 17, 2007, the Operating Partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units from another single institutional investor. The Operating Partnership redeemed the Series J Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. The Operating Partnership redeemed the Series K Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. On April 17, 2007, another of our subsidiaries, AMB Property II, L.P., a Delaware limited partnership, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. repurchased the units for $25.5 million, plus accrued and unpaid distributions through April 16, 2007, less applicable withholding, on the Series I Cumulative Redeemable Preferred Limited Partnership Units. We will write-off approximately $3.0 million in deferred issuance costs related to the redemption of the Series J and K units and the repurchase of the Series I units.

Capitalization Ratios as of March 31, 2007

Total debt-to-total market capitalization(1)	35.8%
Our share of total debt-to-our share of total market capitalization(1)	30.5%
Total debt plus preferred-to-total market capitalization(1)	39.9%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	34.9%
Our share of total debt-to-our share of total book capitalization(1)	49.5%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of March 31, 2007. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of March 31, 2007, we had $259.8 million in cash and cash equivalents and $694.5 million of additional available borrowings under our credit facilities. As of March 31, 2007, we had $26.3 million in restricted cash.

Our board of directors declared a regular cash dividend for the quarter ended March 31, 2007 of $0.50 per share of common stock, and the operating partnership announced its intention to pay a regular cash distribution for the quarter ended March 31, 2007 of $0.50 per common unit. The dividends and distributions were payable on April 16, 2007 to stockholders and unitholders of record on April 6, 2007. The series L, M, O and P preferred stock dividends were payable on April 16, 2007 to stockholders of record on April 6, 2007. The series J and K preferred unit quarterly distributions were payable on April 16, 2007. The series D and I preferred unit quarterly distributions were paid on March 25, 2007. The following table sets forth the dividends and distributions paid or payable per share or unit for the three months ended March 31, 2007 and 2006:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2007	2006

AMB Property Corporation	Common stock	$0.500	$0.460
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	n/a
Operating Partnership	Common limited partnership units	$0.500	$0.460
Operating Partnership	Series J preferred units	$0.994	$0.994
Operating Partnership	Series K preferred units	$0.994	$0.994
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460
AMB Property II, L.P.	Series D preferred units	$0.943	$0.969
AMB Property II, L.P.	Series E preferred units(1)	n/a	$0.969
AMB Property II, L.P.	Series F preferred units(2)	n/a	$0.994
AMB Property II, L.P.	Series H preferred units(3)	n/a	$0.970
AMB Property II, L.P.	Series I preferred units	$1.000	$1.000
AMB Property II, L.P.	Series N preferred units(4)	n/a	$0.215

(1)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(2)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(3)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(4)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the operating partnership and AMB Property II, L.P. repurchased all of such units from the operating partnership.

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

Capital Commitments

Development Starts.  During the three months ended March 31, 2007, we initiated five new industrial development projects in North America and Asia with a total expected investment of $190.7 million (unaudited), aggregating approximately 1.9 million square feet.

Development Pipeline.  As of March 31, 2007, we had 44 industrial projects in our development pipeline, which will total approximately 14.7 million square feet, and will have an aggregate estimated investment of $1.4 billion upon completion. We have an additional eleven development projects available for sale or contribution totaling approximately 2.7 million square feet, with an aggregate estimated investment of $180.8 million. Additionally, one project totaling $13.0 million and approximately 0.2 million square feet is held in an unconsolidated joint venture. As of March 31, 2007, we and our joint venture partners had funded an aggregate of $954.6 million and needed to fund an estimated additional $475.7 million in order to complete our development pipeline. Our development pipeline currently includes projects expected to be completed through the fourth quarter of 2008. In addition, during the three months ended March 31, 2007, we acquired 422 acres of land for industrial warehouse development in North America for approximately $40.8 million.

Acquisition Activity.  During the three months ended March 31, 2007, on an owned and managed basis, we acquired eight industrial properties; aggregating approximately 1.8 million square feet for a total expected investment of $141.8 million (includes acquisition costs of $137.0 million and estimated acquisition capital of $4.8 million). Of the eight industrial properties acquired, one approximately 0.2 million square foot industrial property for a total expected investment of $20.2 million (includes acquisition costs of $20.1 million and estimated acquisition capital of $0.1 million) was acquired directly by us and seven industrial properties aggregating approximately 1.6 million square feet for a total expected investment of $121.6 million (includes acquisition costs of $116.9 million and estimated acquisition capital of $4.7 million) were acquired through two of our unconsolidated joint ventures. During the three months ended March 31, 2006, we acquired six industrial properties, aggregating approximately 2.1 million square feet, for a total expected investment of $153.4 million (includes acquisition costs of $150.3 million and estimated acquisition capital of $3.1 million). We generally fund our acquisitions through private capital contributions, borrowings under our credit facilities, cash, debt issuances and net proceeds from property divestitures.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-investment Joint Ventures.  Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2007, we had investments in co-investment joint ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes, and net equity investments in four unconsolidated co-investment joint ventures of $193.2 million and a gross book value of $2.4 billion. As of March 31, 2007, we may make additional capital contributions to current and planned co-investment joint ventures of up to $162.8 million (using the exchange rates at March 31, 2007) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance

Fund III, L.P., an open-ended unconsolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment trust. This would increase our obligation to make additional capital commitments. Pursuant to the terms of the partnership agreement of this fund, we are obligated to contribute 20% of the total equity commitments to the fund until such time our total equity commitment is greater than $150.0 million, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

Captive Insurance Company.  In December 2001, we formed a wholly owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of our overall risk management program. We capitalized Arcata in accordance with the applicable regulatory requirements. Arcata established annual premiums based on projections derived from the past loss experience of our properties. Annually, we engage an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, we think that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of March 31, 2007, we had provided approximately $22.6 million in letters of credit, of which $12.5 million was provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees.  Other than parent guarantees associated with the unsecured debt, as of March 31, 2007, we had outstanding guarantees in the aggregate amount of $70.6 million in connection with certain acquisitions. As of March 31, 2007, we guaranteed $33.2 million and $83.2 million on outstanding loans on three of our consolidated joint ventures and one of our unconsolidated joint ventures, respectively. In addition, as of March 31, 2007, we guaranteed $117.8 million on outstanding property debt related to one of our unconsolidated joint ventures.

Performance and Surety Bonds.  As of March 31, 2007, we had outstanding performance and surety bonds in an aggregate amount of $12.3 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

Supplemental Earnings Measures

FFO.  We believe that net income, as defined by accounting principles generally accepted in the U.S., or GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.

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

The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per share and unit amounts):

	For the Three Months
	Ended March 31,
	2007	2006

Net income available to common stockholders(1)	$21,730	$23,384
Gain from dispositions of real estate, net of minority interests	(172)	(7,013)
Depreciation and amortization:
Total depreciation and amortization	41,029	42,754
Discontinued operations’ depreciation	(4)	514
Non-real estate depreciation	(1,177)	(1,000)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	7,193	8,539
Limited partnership unitholders’ minority interests (Net income)	494	730
Limited partnership unitholders’ minority interests (Development profits)	583	32
Discontinued operations’ minority interests (Net income)	(61)	113
FFO attributable to minority interests	(16,304)	(20,435)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(2,113)	(2,088)
Our share of FFO	5,675	3,209

Funds from operations	$56,873	$48,739

Basic FFO per common share and unit	$0.59	$0.54

Diluted FFO per common share and unit	$0.57	$0.52

Weighted average common shares and units:
Basic	96,943,042	90,821,246

Diluted	99,776,750	94,567,680

(1)	Includes gains from undepreciated land sales of $0.2 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, to be a useful supplemental measure of our operating performance. For properties that are considered part of the same store pool, see Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations” and “Owned and Managed Operating and Leasing Statistics Summary,” page 52, Note 1. In deriving SS NOI, we define NOI as rental revenues (as calculated in accordance with GAAP), including reimbursements, less property operating expenses and real estate taxes. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We believe cash-basis SS NOI provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI helps the investing public compare the operating performance of a company’s real estate as compared to other companies.

While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, these measures do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI and cash-basis SS NOI.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006

Net income	$25,682	$27,577
Private capital income	(5,925)	(5,106)
Depreciation and amortization	41,029	42,754
Impairment losses	257	—
General and administrative	29,854	23,048
Other expenses	912	537
Fund costs	241	614
Total other income and expenses	13,917	32,884
Total minority interests’ share of income	11,981	14,302
Total discontinued operations	(113)	(9,259)
Cumulative effect of change in accounting principle	—	(193)

Net Operating Income (NOI)	117,835	127,158
Less non same store NOI	(11,603)	(24,911)
Less non-cash adjustments(1)	(1,141)	(3,808)

Cash-basis same store NOI	$105,091	$98,439

(1)	Non-cash adjustments include straight line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the three months ended March 31, 2007:

For the Three
Months Ended
Operating Portfolio(1)	March 31, 2007

Square feet owned(2)(3)	103,175,210
Occupancy percentage(3)	95.2%
Average occupancy percentage	94.9%
Weighted average lease terms (years)	6.1
Trailing four quarter tenant retention	73.8%
Same Space Leasing Activity(4):
Rent increases on renewals and rollovers	2.8%
Same space square footage commencing (millions)	5.2
Second Generation Leasing Activity(5):
Tenant improvements and leasing commissions per sq. ft.:
Renewals	$0.99
Re-tenanted	3.35

Weighted average	$1.80

Square footage commencing (millions)	6.0

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	In addition to owned square feet as of March 31, 2007, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of properties. As of March 31, 2007, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of March 31, 2007, we also had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures.

(3)	On a consolidated basis, we had approximately 80.5 million rentable square feet with an occupancy rate of 96.1% at March 31, 2007.

(4)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties for the three months ended March 31, 2007:

For the Three
Months Ended
Same Store Pool(1)	March 31, 2007

Square feet in same store pool(2)	85,907,988
% of total square feet	83.3%
Occupancy percentage(3)
March 31, 2007	95.9%
March 31, 2006	95.0%
Weighted average lease terms (years)	6.1
Trailing four quarter tenant retention	74.0%
Same Space Leasing Activity(6):
Rent increases on renewals and rollovers	3.0%
Same space square footage commencing (millions)	4.3
Growth % increase (decrease) (including straight-line rents and amortization of lease intangibles):
Revenues(4)	3.9%
Expenses(4)	5.0%
Net operating income(4)	3.5%
Growth % increase (decrease) (excluding straight-line rents and amortization of lease intangibles):
Revenues(4)	6.0%
Expenses(4)	5.0%
Net operating income(4)(5)	6.3%

(1)	Same store properties are those properties that we owned during both the current and prior year reporting periods, excluding development properties stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

(2)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(3)	On a consolidated basis, we had approximately 77.1 million square feet with an occupancy rate of 96.1% at March 31, 2007.

(4)	On a consolidated basis, the percentage change was 4.3%, 6.0% and 3.7%, respectively, for revenues, expenses and NOI (including straight-line rents and amortization of lease intangibles) and 6.6%, 6.0% and 6.8%, respectively, for the revenues, expenses, and NOI (excluding straight line rents and amortization of lease intangibles).

(5)	See Part 1, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and a reconciliation of same store net operating income and net income.

(6)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2007, we had four outstanding interest rate swaps with an aggregate notional amount of $290.9 million (in U.S. dollars) and two foreign exchange options with an aggregate notional amount of $367.3 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $4.8 million as of March 31, 2007 (dollars in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt(1)	$88,319	$272,376	$158,773	$437,588	$254,398	$1,223,564	$2,435,018
Average interest rate	7.6%	7.0%	4.5%	6.3%	6.3%	5.8%	6.1%
Variable rate debt(2)	$38,592	$69,177	$67,147	$476,410	$18,573	$166,401	$836,300
Average interest rate	5.1%	5.7%	5.6%	2.1%	5.6%	5.2%	3.5%
Interest Payments	$8,641	$23,037	$10,955	$37,481	$17,010	$80,089	$177,213

(1)	Represents 74.4% of all outstanding debt.

(2)	Represents 25.6% of all outstanding debt.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $2.9 million (net of swaps) annually. As of March 31, 2007, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.3 billion, based on our estimate of current market interest rates.

As of March 31, 2007 and December 31, 2006, variable rate debt comprised 25.6% and 37.1%, respectively, of all our outstanding debt. Variable rate debt was $836.3 million and $1.3 billion, respectively, as of March 31, 2007 and December 31, 2006. The decrease is primarily due to lower outstanding balances on our credit facilities. This decrease in our outstanding variable rate debt decreases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at March 31, 2007 were four interest rate swaps hedging cash flows of our variable rate borrowings based on U.S. Libor (USD) and Euribor (Europe) and two put options (buy Euro/sell USD) hedging against adverse currency exchange fluctuations of the Euro against the U.S. dollar.

The following table summarizes our financial instruments as of March 31, 2007 (in thousands):

	Maturity Dates
	April 13,	April 30,	December 8,	June 9,	April 30,	November 1,	Notional	Fair
Related Derivatives (in thousands)	2007	2007	2008	2010	2014	2014	Amount	Value

Interest Rate Swaps:
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)						$3,634	$3,634
Receive Floating(%)						EURIBOR
Pay Fixed Rate(%)						4.26%
Fair Market Value						$39		$39
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)			$10,270				10,270
Receive Floating(%)			EURIBOR
Pay Fixed Rate(%)			3.72%
Fair Market Value			$67					67
Plain Interest Rate Swap, Europe
Notional Amount (U.S. Dollars)					$252,013		252,013
Receive Floating(%)					EURIBOR
Pay Fixed Rate(%)					4.18%
Fair Market Value					$538			538
Plain Interest Rate Swap, USD
Notional Amount (U.S. Dollars)				$25,000			25,000
Receive Floating(%)				US LIBOR
Pay Fixed Rate(%)				5.17%
Fair Market Value				$236				236
Foreign Exchange Agreements:
Foreign Exchange Contract, Europe
Notional Amount (U.S. Dollars)	$133,593						133,593
Forward Strike Rate	1.33
Forward Strike Rate March 30, 2007	1.34
Fair Market Value (U.S. Dollars)	$(113)							(113)
Foreign Exchange Contract, Europe
Notional Amount (U.S. Dollars)		$233,748					233,748
Forward Strike Rate		1.34
Forward Strike Rate March 30, 2007		1.34
Fair Market Value (U.S. Dollars)		$(201)						(201)

Total							$658,258	$566

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $0.4 million for the three months ended March 31, 2007.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three months ended March 31, 2007, losses from remeasurement included in our results of operations totaled $0.5 million.

We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

As of March 31, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

As of March 31, 2007, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock. (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.2	Fifth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
10.1	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.2	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.3	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.4	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.5	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.6	Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
10.7	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated May 8, 2007.
32.1	18 U.S.C. § 1350 Certifications dated May 8, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMB Property Corporation

Registrant

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chairman of the Board,
President and Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

By:	/s/ Thomas S. Olinger
Thomas S. Olinger
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

By:	/s/ Nina A. Tran
Nina A. Tran
Senior Vice President and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: May 8, 2007