Form 10-Q
period 2007-06-30
AMB PROPERTY CORP
filed 2007-08-09
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 3, 2007, there were 99,910,837 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.  Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,274,122	$1,351,123
Buildings and improvements	3,757,804	4,038,474
Construction in progress	1,375,056	1,186,136

Total investments in properties	6,406,982	6,575,733
Accumulated depreciation and amortization	(854,227)	(789,693)

Net investments in properties	5,552,755	5,786,040
Investments in unconsolidated joint ventures	349,534	274,381
Properties held for contribution, net	245,632	154,036
Properties held for divestiture, net	45,146	20,916

Net investments in real estate	6,193,067	6,235,373
Cash and cash equivalents	223,968	174,763
Restricted cash	27,084	21,115
Accounts receivable, net of allowance for doubtful accounts of $7,175 and $6,361, respectively	166,449	133,998
Deferred financing costs, net	24,861	20,394
Other assets	123,835	127,869

Total assets	$6,759,264	$6,713,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,340,702	$1,395,354
Unsecured senior debt	1,057,498	1,101,874
Unsecured credit facilities	562,184	852,033
Other debt	85,110	88,154

Total debt	3,045,494	3,437,415
Security deposits	38,994	36,106
Dividends payable	55,891	48,967
Accounts payable and other liabilities	184,036	186,807

Total liabilities	3,324,415	3,709,295
Commitments and contingencies (Note 11)
Minority interests:
Joint venture partners	535,280	555,201
Preferred unitholders	77,563	180,298
Limited partnership unitholders	109,921	102,061

Total minority interests	722,764	837,560
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,086
Common stock, $.01 par value, 500,000,000 shares authorized, 99,660,284 and 89,662,435 issued and outstanding, respectively	995	895
Additional paid-in capital	2,308,531	1,796,849
Retained earnings	181,215	147,274
Accumulated other comprehensive loss	(2,068)	(1,778)

Total stockholders’ equity	2,712,085	2,166,657

Total liabilities and stockholders’ equity	$6,759,264	$6,713,512

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Unaudited, dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$162,914	$170,974	$324,996	$342,276
Private capital income	8,518	4,943	14,443	10,049

Total revenues	171,432	175,917	339,439	352,325

COSTS AND EXPENSES
Property operating expenses	(24,435)	(23,765)	(49,806)	(48,065)
Real estate taxes	(18,869)	(19,824)	(37,745)	(39,667)
Depreciation and amortization	(41,483)	(44,500)	(82,504)	(87,254)
Impairment losses	—	(5,394)	(257)	(5,394)
General and administrative	(30,260)	(25,142)	(60,114)	(48,190)
Other expenses	(1,139)	296	(2,051)	(241)
Fund costs	(277)	(479)	(518)	(1,093)

Total costs and expenses	(116,463)	(118,808)	(232,995)	(229,904)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	1,748	8,278	3,861	10,366
Other income	6,472	2,258	11,979	5,765
Gains from sale or contribution of real estate interests, net	74,707	—	74,843	—
Development profits, net of taxes	28,996	45,698	41,188	46,372
Interest expense, including amortization	(33,369)	(44,310)	(67,951)	(83,704)

Total other income and expenses, net	78,554	11,924	63,920	(21,201)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	133,523	69,033	170,364	101,220

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(8,067)	(8,895)	(15,260)	(17,297)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(2,574)	(1,619)	(3,136)	(1,651)
Preferred unitholders	(1,480)	(4,024)	(5,179)	(9,025)
Limited partnership unitholders	(4,001)	(341)	(4,495)	(1,068)

Total minority interests’ share of income	(16,122)	(14,879)	(28,070)	(29,041)

Income from continuing operations before cumulative effect of change in accounting principle	117,401	54,154	142,294	72,179

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	484	4,126	1,238	6,471
Gains from dispositions of real estate, net of minority interests	384	17,073	419	24,087

Total discontinued operations	868	21,199	1,657	30,558

Net income before cumulative effect of change in accounting principle	118,269	75,353	143,951	102,737
Cumulative effect of change in accounting principle	—	—	—	193

Net income	118,269	75,353	143,951	102,930
Preferred stock dividends	(3,952)	(3,095)	(7,904)	(6,191)
Preferred unit redemption (issuance costs) discount	(2,927)	77	(2,927)	(1,020)

Net income available to common stockholders	$111,390	$72,335	$133,120	$95,719

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$1.12	$0.59	$1.37	$0.75
Discontinued operations	0.01	0.24	0.02	0.35
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$1.13	$0.83	$1.39	$1.10

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$1.09	$0.56	$1.33	$0.72
Discontinued operations	0.01	0.24	0.02	0.34
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$1.10	$0.80	$1.35	$1.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	98,937,407	87,317,494	95,631,984	86,915,959

Diluted	101,361,013	90,135,659	98,305,299	90,147,493

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited, dollars in thousands, except share amounts)

Balance as of December 31, 2006	$223,417	89,662,435	$895	$1,796,849	$147,274	$(1,778)	$2,166,657
Net income	7,904	—	—	—	133,120	—
Unrealized gain on securities and derivatives	—	—	—	—	—	305
Currency translation adjustment	—	—	—	—	—	(595)
Total comprehensive income	—						140,734
Issuance of common stock, net	—	8,365,800	84	471,988	—	—	472,072
Stock-based compensation amortization and issuance of restricted stock, net	—	19,734	—	9,403	—	—	9,403
Exercise of stock options	—	1,305,433	13	21,907	—	—	21,920
Conversion of partnership units	—	306,882	3	18,595	—	—	18,598
Forfeiture of restricted stock	—	—	—	(1,331)	—	—	(1,331)
Reallocation of partnership interest	—	—	—	(8,323)	—	—	(8,323)
Offering costs	(5)	—	—	(557)	—	—	(562)
Dividends	(7,904)	—	—	—	(99,179)	—	(107,083)

Balance as of June 30, 2007	$223,412	99,660,284	$995	$2,308,531	$181,215	$(2,068)	$2,712,085

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143,951	$102,930
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(4,950)	(11,300)
Depreciation and amortization	82,504	87,254
Impairment losses	257	5,394
Exchange losses	2,883	—
Stock-based compensation amortization	9,403	10,941
Equity in earnings of unconsolidated joint ventures	(3,861)	(10,366)
Operating distributions received from unconsolidated joint ventures	7,409	1,147
Gains from sale or contribution of real estate interests, net	(74,843)	—
Development profits, net of taxes	(41,188)	(46,372)
Debt premiums, discounts and finance cost amortization, net	958	5,247
Total minority interests’ share of net income	28,070	29,041
Discontinued operations:
Depreciation and amortization	8	452
Joint venture partners’ share of net income	(63)	139
Limited partnership unitholders’ share of net income	59	324
Gains from dispositions of real estate, net of minority interests	(419)	(24,087)
Cumulative effect of change in accounting principle	—	(193)
Changes in assets and liabilities:
Accounts receivable and other assets	(29,194)	13,635
Accounts payable and other liabilities	10,596	(4,239)

Net cash provided by operating activities	131,580	159,947
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(5,979)	5,353
Cash paid for property acquisitions	(32,948)	(311,507)
Additions to land, buildings, development costs, building improvements and lease costs	(537,709)	(497,947)
Net proceeds from divestiture of real estate	402,614	149,559
Additions to interests in unconsolidated joint ventures	(47,512)	(5,121)
Capital distributions received from unconsolidated joint ventures	218	13,633
Repayment of mortgage and loan receivables	1,589	2,805
Cash transferred to unconsolidated joint venture	(32,465)	—

Net cash used in investing activities	(252,192)	(643,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	472,072	—
Proceeds from stock option exercises	21,920	33,400
Borrowings on secured debt	509,033	196,149
Payments on secured debt	(237,541)	(208,377)
Borrowings on other debt	15,956	65,000
Payments on other debt	(19,347)	(746)
Borrowings on unsecured credit facilities	709,176	646,509
Payments on unsecured credit facilities	(986,558)	(252,828)
Payment of financing fees	(10,956)	(5,736)
Net proceeds from issuances of senior debt	24,889	99,456
Payments on senior debt	(70,000)	(25,000)
Issuance costs on preferred stock or units	(562)	(217)
Repurchase of preferred units	(102,735)	(88,180)
Contributions from co-investment partners	30,335	124,185
Dividends paid to common and preferred stockholders	(100,237)	(86,536)
Distributions to minority interests, including preferred units	(78,182)	(52,810)

Net cash provided by financing activities	177,263	444,269
Net effect of exchange rate changes on cash	(7,446)	8,473
Net increase (decrease) in cash and cash equivalents	49,205	(30,536)
Cash and cash equivalents at beginning of period	174,763	232,881

Cash and cash equivalents at end of period	$223,968	$202,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$64,900	$77,244
Non-cash transactions:
Acquisition of properties	$35,050	$399,625
Assumption of secured debt	—	(61,006)
Assumption of other assets and liabilities	388	(19,096)
Acquisition capital	(590)	(8,016)
Minority interest contribution, including units issues	(1,900)	—

Net cash paid for property acquisitions	$32,948	$311,507

Preferred unit redemption issuance costs	$2,927	$1,020
Contribution of properties to unconsolidated joint ventures, net	$60,027	$126,067
Purchase of equity interest of unconsolidated joint venture, net	$26,031	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

As of June 30, 2007, the Company owned an approximate 95.8% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of June 30, 2007, the Company had investments in five consolidated and five unconsolidated co-investment joint ventures. Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006.

AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, conducts a variety of businesses that also includes development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are direct subsidiaries of the Operating Partnership.

As of June 30, 2007, the Company owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 136.7 million square feet (12.7 million square meters) in 1,152 buildings in 44 markets within thirteen countries. Additionally, as of June 30, 2007, the Company managed, but did not have a significant ownership interest in, industrial and other properties, totaling approximately 1.5 million square feet.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the approximately 136.7 million square feet as of June 30, 2007:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 111.3 million square feet (principally warehouse distribution buildings) that were 96.1% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company had investments in 46 industrial development projects, which are expected to total approximately 15.7 million square feet upon completion;

•	on a consolidated basis, the Company owned nine development projects, totaling approximately 2.2 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.3 million square feet; and

•	the Company held approximately 0.2 million square feet through its investment in AMB Pier One, LLC. which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2007 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. As a result of leasing activity and the economic environment, the Company re-evaluated the carrying value of its investments and recorded an impairment charge on one of its investments of $0.3 million during the six months ended June 30, 2007.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Comprehensive Income.  The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $114.7 million and $77.2 million for the three months ended June 30, 2007 and 2006, respectively. Comprehensive income was $140.7 million and $104.7 million for the six months ended June 30, 2007 and 2006, respectively.

International Operations.  The U.S. dollar is the functional currency for the Company’s subsidiaries operating in the United States and Mexico. Other than Mexico, the functional currency for the Company’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity is located, mitigating the effect of currency exchange gains and losses. The Company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

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

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board (FASB) goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Company determined that there was no impairment to goodwill and intangible assets during the quarter ended June 30, 2007.

New Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s financial statements.

The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

3.	Real Estate Acquisition and Development Activity

Acquisition Activity.  During the three months ended June 30, 2007, on an owned and managed basis, the Company acquired 23 industrial properties, aggregating approximately 5.4 million square feet for a total expected investment of $494.6 million (includes acquisition costs of $487.6 million and estimated acquisition capital of $7.0 million). Of the 23 industrial properties acquired, three industrial properties aggregating approximately 0.2 million square feet for a total expected investment of $16.6 million (includes acquisition costs of $16.0 million

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and estimated acquisition capital of $0.6 million) were acquired directly by the Company and 20 industrial properties aggregating approximately 5.2 million square feet for a total expected investment of $478.0 million (includes acquisition costs of $471.6 million and estimated acquisition capital of $6.4 million) were acquired through four of its unconsolidated joint ventures. During the six months ended June 30, 2007, on an owned and managed basis, the Company acquired 31 industrial properties aggregating approximately 7.2 million square feet for a total expected investment of $636.4 million (includes acquisition costs of $624.6 million and estimated acquisition capital of $11.8 million). During the three months ended June 30, 2006, the Company acquired eight industrial properties, aggregating approximately 2.5 million square feet for a total expected investment of $246.8 million (includes acquisition costs of $241.8 million and estimated acquisition capital of $5.0 million). During the six months ended June 30, 2006, the Company acquired 14 industrial properties, aggregating approximately 4.6 million square feet for a total expected investment of $400.1 million (includes acquisition costs of $392.0 million and estimated acquisition capital of $8.1 million).

Development Starts.  During the three months ended June 30, 2007, the Company initiated nine new industrial development projects in North America and Asia and one value-added conversion project in North America with a total expected investment of $265.1 million, aggregating approximately 3.2 million square feet. During the six months ended June 30, 2007, the Company initiated 14 new industrial development projects in North America and Asia and one value-added conversion project in North America with a total expected investment of $455.8 million, aggregating approximately 5.1 million square feet. During the three months ended June 30, 2006, the Company initiated four new industrial development projects in North America and Asia with a total estimated investment of $134.6 million, aggregating an estimated 2.0 million square feet. During the six months ended June 30, 2006, the Company initiated 11 new industrial development projects in North America and Asia with a total expected investment of $353.4 million, aggregating approximately 4.9 million square feet.

Development Completions.  During the three months ended June 30, 2007, the Company completed nine industrial projects with a total investment of $225.9 million, aggregating approximately 2.2 million square feet. One of these completed projects with a total investment of $23.4 million and approximately 0.4 million square feet was contributed to an unconsolidated joint venture, two projects with a total investment of $12.4 million and aggregating approximately 0.2 million square feet were sold to third parties, and six projects with a total investment of $190.1 million and aggregating approximately 1.6 million square feet were available for sale or contribution as of June 30, 2007. During the six months ended June 30, 2007, the Company completed 16 industrial projects with a total investment of $293.7 million, aggregating approximately 3.1 million square feet. One of these completed projects with a total investment of $10.7 million and approximately 0.2 million square feet was placed in operations, three projects with a total investment of $42.2 million and approximately 0.7 million square feet were contributed to unconsolidated joint ventures, five projects with a total investment of $35.9 million and aggregating approximately 0.3 million square feet were sold to third parties, and seven projects with a total investment of $204.9 million and aggregating approximately 1.9 million square feet were available for sale or contribution as of June 30, 2007. During the three months ended June 30, 2006, the Company completed four industrial buildings with a total investment of $55.0 million, aggregating approximately 0.5 million square feet. Three of these completed buildings with a total investment of $52.5 million and aggregating approximately 0.5 million square feet were placed in operations, and one approximately 32,000 square foot building with a total investment of $2.5 million was sold to a third party. During the six months ended June 30, 2006, the Company completed 11 industrial buildings with a total investment of $347.3 million, aggregating 2.6 million square feet. Five of these completed buildings with a total investment of $77.5 million and aggregating approximately 0.8 million square feet were placed in operations, one 0.8 million square foot building with a total investment of $177.9 million was contributed to an unconsolidated joint venture, one approximately 32,000 square foot building with a total investment of $2.5 million was sold to a third party, and four buildings with a total investment of $89.4 million and aggregating approximately 1.0 million square feet were available for sale or contribution as of June 30, 2006.

Development Pipeline.  As of June 30, 2007, the Company had 46 industrial projects in its development pipeline, which are expected to total approximately 15.7 million square feet and have an aggregate estimated

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment of $1.5 billion upon completion. The Company has an additional nine development projects available for sale or contribution totaling approximately 2.2 million square feet, with an aggregate estimated investment of $227.1 million. As of June 30, 2007, the Company and its joint venture partners had funded an aggregate of $972.0 million and needed to fund an estimated additional $490.0 million in order to complete its development pipeline. The development pipeline, at June 30, 2007, included projects expected to be completed through the second quarter of 2009. In addition, during the three months ended June 30, 2007, the Company acquired 515 acres of land for industrial warehouse development in North America and Asia for approximately $72.4 million. During the six months ended June 30, 2007, the Company acquired 937 acres of land for industrial warehouse development in North America and Asia for approximately $113.2 million.

4.	Gains from Dispositions of Real Estate Interests, Development Profits and Discontinued Operations

Development Sales.  During the three months ended June 30, 2007, the Company sold three development projects totaling approximately 0.2 million square feet for an aggregate sale price of $20.9 million, resulting in an after-tax gain of $3.0 million. During the six months ended June 30, 2007, the Company sold five development projects totaling approximately 0.3 million square feet for an aggregate sale price of $45.6 million, resulting in an after-tax gain of $6.3 million. During the three months ended June 30, 2006, the Company sold an approximately 32,000 square foot development project for $2.9 million, resulting in an after-tax gain of $0.1 million. For the six months ended June 30, 2006, the Company sold one land parcel and an approximately 32,000 square foot development project for an aggregate sale price of $7.6 million, resulting in an after-tax gain of $0.8 million. During the three and six months ended June 30, 2006, the Company received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share.

Discontinued Operations.  The Company reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three and six months ended June 30, 2007, the Company did not divest itself of any industrial properties. During the three months ended June 30, 2006, the Company divested itself of eight industrial buildings, aggregating approximately 0.5 million square feet, for an aggregate price of $37.1 million, with a resulting net gain of $17.1 million. During the six months ended June 30, 2006, the Company divested itself of 12 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $53.9 million, with a resulting net gain of $24.1 million.

Development Contributions.  During the three months ended June 30, 2007, the Company contributed three completed development projects aggregating 0.7 million square feet and three completed development projects aggregating 0.5 million square feet to AMB Institutional Alliance Fund III, L.P. and newly formed AMB Europe Fund I, FCP-FIS, respectively, both unconsolidated joint ventures. As a result of these contributions, the Company recognized an aggregate after-tax gain of $26.0 million, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash. During the six months ended June 30, 2007, the Company contributed four completed development projects aggregating 1.0 million square feet, three completed development projects aggregating 0.5 million square feet and one 0.2 million square foot completed development project into AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, and AMB-SGP Mexico, LLC, respectively, all unconsolidated joint ventures. In addition, two land parcels were contributed into AMB DFS Fund I, LLC. As a result of these contributions, the Company recognized an aggregate after-tax gain of $34.9 million, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash. During the three months ended June 30, 2006, the Company contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC, both unconsolidated joint ventures. As a result of these contributions, the Company recognized an aggregate after-tax gain of $46.6 million representing the portion of its interest in the contributed properties acquired by the third-party co-investors for cash. No other contributions were made during the six months ended June 30, 2006.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains from Sale or Contribution of Real Estate Interests.  During the three months ended June 30, 2007, the Company contributed approximately 4.2 million square feet in operating properties, to its newly formed unconsolidated co-investment joint venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture, and contributed an approximate 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P. for a total of approximately $520.3 million. The Company recognized a gain of $74.7 million on the contributions, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash. During the six months ended June 30, 2007, the Company contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Company recognized a gain of $74.8 million on the contributions, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash. During the three and six months ended June 30, 2006, there were no comparable events.

Properties Held for Contribution.  As of June 30, 2007, the Company held for contribution to co-investment joint ventures 12 industrial projects with an aggregate net book value of $245.6 million, which, when contributed to a joint venture, will reduce the Company’s average ownership interest in these projects from approximately 93% currently to an expected range of 15-20%.

Properties Held for Divestiture.  As of June 30, 2007, the Company held for divestiture five industrial projects with an aggregate net book value of $45.1 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Rental revenues	$(178)	$4,183	$(241)	$9,232
Straight-line rents and amortization of lease intangibles	—	207	—	362
Property operating expenses	(14)	(739)	(50)	(2,195)
Real estate taxes	(59)	(595)	(92)	(1,222)
Depreciation and amortization	(4)	62	(8)	(452)
General and administrative	—	166	—	166
Other income and expenses, net	—	15	2	19
Interest, including amortization	764	1,036	1,623	1,024
Joint venture partners’ share of (income) loss	(2)	(2)	63	(139)
Limited partnership unitholders’ share of income	(23)	(207)	(59)	(324)

Income attributable to discontinued operations	$484	$4,126	$1,238	$6,471

As of June 30, 2007 and December 31, 2006, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Other assets	$123	$165
Accounts payable and other liabilities	$4,840	$1,602

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

As of June 30, 2007 and December 31, 2006, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Wholly-owned secured debt, varying interest rates from 1.1% to 9.0%, due December 2007 to January 2012 (weighted average interest rate of 6.0% and 5.6% at June 30, 2007 and December 31, 2006, respectively)	$220,968	$368,332
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due September 2007 to February 2024 (weighted average interest rates of 6.2% and 6.5% at June 30, 2007 and December 31, 2006, respectively)	1,114,797	1,020,678
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due August 2007 to June 2018 (weighted average interest rates of 6.2% and 6.2% at June 30, 2007 and December 31, 2006, respectively and of unamortized discounts of $10.0 million and $10.6 million, respectively)	1,067,491	1,112,491
Other debt, varying interest rates from 3.4% to 7.5%, due August 2007 to November 2015 (weighted average interest rates of 6.4% and 6.6% at June 30, 2007 and December 31, 2006, respectively)	85,110	88,154
Unsecured credit facilities, variable interest rates, due February 2010 and June 2010 (weighted average interest rates of 2.1% and 3.1% at June 30, 2007 and December 31, 2006, respectively)	562,184	852,033

Total debt before unamortized net (discounts)	3,050,550	3,441,688
Unamortized net discounts	(5,056)	(4,273)

Total consolidated debt	$3,045,494	$3,437,415

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of June 30, 2007 and December 31, 2006, the total gross investment book value of those properties securing the debt was $2.3 billion and $2.6 billion, respectively, including $1.9 billion and $1.9 billion, respectively, in consolidated joint ventures. As of June 30, 2007, $1.1 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $228.7 million bore interest at variable rates (with a weighted average interest rate of 5.3%).

On December 8, 2006, the Operating Partnership executed a 228.0 million Euros facility agreement (approximately $308.5 million in U.S. dollars, using the exchange rate at June 30, 2007), which provides that certain of the Company’s affiliates may borrow either acquisition loans, up to a 100.0 million Euros sub-limit (approximately $135.4 million in U.S. dollars, using the exchange rate at June 30, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, the Operating Partnership increased the facility amount limit from 228.0 million Euros to 328.0 million Euros (approximately $436.3 million in U.S. dollars, using the exchange rate at June 30, 2007). Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. The Operating Partnership initially guaranteed the acquisition loan facility and was the carve-out indemnitor in respect of the term loans. According to the facility agreement, these responsibilities will be transferred upon the occurrence of certain events, and the Operating Partnership will be fully discharged from all such obligations upon such transfer. On June 12, 2007, AMB Europe Fund I, FCP-FIS, assumed, and the Operating Partnership was released from, all of the

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Partnership’s obligations and liabilities under the facility agreement. On June 12, 2007, there were 200.7 million Euros (approximately $271.8 million in U.S. dollars, using the exchange rate at June 30, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

As of June 30, 2007, the Operating Partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 4.5 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $205.0 million of medium-term notes, which were issued under the Operating Partnership’s 2000 medium-term note program, $275.0 million of medium-term notes, which were issued under the Operating Partnership’s 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under the Operating Partnership’s 2006 medium-term note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100.0 million of notes that were issued in June 1998, resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of June 30, 2007.

As of June 30, 2007, the Company had $85.1 million outstanding in other debt which bore a weighted average interest rate of 6.4% and had an average term of 5.0 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of June 30, 2007. The Company also had $20.1 million outstanding in other non-recourse debt.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British Pounds Sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of June 30, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British Pounds Sterling. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2007, was $43.4 million and the remaining amount available was $489.3 million, net of outstanding letters of credit of $17.3 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at June 30, 2007.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, which, using the exchange rate in effect on June 30, 2007, equaled approximately $365.3 million U.S. dollars. On June 15, 2007, AMB Japan Finance Y.K. exercised an existing accordion feature to increase this unsecured revolving credit facility to 55.0 billion Yen, which using the exchange rate in effect on June 30, 2007, equaled approximately $446.5 million U.S. dollars. The Company, along with the Operating Partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of June 30, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of June 30, 2007. As of June 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2007, was $360.4 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at June 30, 2007.

The Operating Partnership also has a $250.0 million unsecured revolving credit facility. The Company along with the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. The credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of June 30, 2007, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2007, the outstanding balance on this credit facility was approximately $158.3 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at June 30, 2007.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Company, entered into a loan agreement for a $305 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40 million with a variable interest rate of 81 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21 million and bears interest at a variable rate of 135 basis points above the one-month LIBOR rate.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, the scheduled maturities of the Company’s total debt, excluding unamortized secured debt premiums and discounts, were as follows (dollars in thousands):

		Consolidated
	Wholly-owned	Joint Venture	Unsecured
	Secured	Secured	Senior Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2007	$57,917	$29,640	$55,000	$—	$13,179	$155,736
2008	69,188	79,398	175,000	—	810	324,396
2009	25,799	127,993	100,000	—	873	254,665
2010	65,905	95,179	250,000	562,184	941	974,209
2011	115	189,611	75,000	—	1,014	265,740
2012	2,044	449,587	—	—	1,093	452,724
2013	—	46,447	175,000	—	65,920	287,367
2014	—	4,076	—	—	616	4,692
2015	—	18,780	112,491	—	664	131,935
2016	—	54,995	—	—	—	54,995
Thereafter	—	19,091	125,000	—	—	144,091

Sub Total	220,968	1,114,797	1,067,491	562,184	85,110	3,050,550
Unamortized net discounts	1,225	3,712	(9,993)	—	—	(5,056)

Total consolidated debt	$222,193	$1,118,509	$1,057,498	$562,184	$85,110	$3,045,494

6.	Minority Interests

Minority interests in the Company represent the limited partnership interests in the Operating Partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate joint ventures, aggregating approximately 35.6 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These joint venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated co-investment joint ventures’ total investment and property debt at June 30, 2007 and December 31, 2006 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate(1)		Property Debt(2)		Other Debt
	Joint Venture	Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Partner	Percentage	2007	2006	2007	2006	2007	2006

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,654	$52,942	$20,318	$20,605	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	687,323	679,138	320,662	323,532	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	448,399	444,990	348,928	235,480	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	523,766	519,534	240,812	243,263	—	—
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	155,235	153,563	84,118	78,904	—	—

			$1,867,377	$1,850,167	$1,014,838	$901,784	$65,000	$65,000

(1)	The Company also had other consolidated joint ventures with total investments in real estate of $606.0 million as of June 30, 2007.

(2)	The Company also had other consolidated joint ventures with property debt of $103.7 million as of June 30, 2007.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2007.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2007	2006	Date

Joint Venture Partners	$535,280	$555,201	N/A
Limited Partners in the Operating Partnership	78,491	74,780	N/A
Series J preferred units (liquidation preference of $40,000)	—	38,883	Redeemed in April 2007
Series K preferred units (liquidation preference of $40,000)	—	38,932	Redeemed in April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	31,430	27,281	N/A
Series D preferred units (liquidation preference of $79,767)	77,563	77,684	February 2012
Series I preferred units (liquidation preference of $25,500)	—	24,799	Repurchased in April 2007

Total minority interests	$722,764	$837,560

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Joint Venture Partners’ share of income	$8,067	$8,895	$15,260	$17,297
Joint Venture Partners’ share of development profits	2,574	1,619	3,136	1,651
Common limited partners in the Operating Partnership	3,025	325	3,386	1,026
Series J preferred units (redeemed in April 2007)	9	795	804	1,590
Series K preferred units (redeemed in April 2007)	9	795	804	1,590
Held through AMB Property II, L.P.:
Class B common limited partnership units	976	16	1,109	42
Series D preferred units (liquidation preference of $79,767)	1,337	1,546	2,936	3,091
Series E preferred units (repurchased in June 2006)	—	178	—	392
Series F preferred units (repurchased in September 2006)	—	200	—	400
Series H preferred units (repurchased in March 2006)	—	—	—	815
Series I preferred units (repurchased in April 2007)	125	510	635	1,020
Series N preferred units (repurchased in January 2006)	—	—	—	127

Total minority interests’ share of income	$16,122	$14,879	$28,070	$29,041

The Company has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of June 30, 2007 and December 31, 2006, the aggregate book value of the joint venture minority interests in the accompanying consolidated balance sheets was approximately $535.3 million and $555.2 million, respectively, and the Company believes that the aggregate settlement value of these interests was approximately $1.1 billion and $1.0 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Company’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

On April 17, 2007, the Operating Partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units from another single institutional investor. The Operating Partnership redeemed the Series J Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. The Operating Partnership redeemed the Series K Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. Also, on April 17, 2007, another of the Company’s subsidiaries, AMB Property II, L.P., a Delaware limited partnership, repurchased all 510,000 of its outstanding

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. repurchased the units for $25.5 million, plus accrued and unpaid distributions through April 16, 2007, less applicable withholding, on the Series I Cumulative Redeemable Preferred Limited Partnership Units. The Company wrote-off approximately $2.9 million in deferred issuance costs related to the redemption of the Series J and K units and the repurchase of the Series I units.

On January 29, 2007, the 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P., were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P., agreed to amend the terms of the Series D Cumulative Redeemable Preferred Limited Partnership Units to, among other things, change the rate applicable to the Series D Cumulative Redeemable Preferred Limited Partnership Units from 7.75% to 7.18% and change the date prior to which the Series D Cumulative Redeemable Preferred Limited Partnership Units may not be redeemed from May 5, 2004 to February 22, 2012.

Effective January 27, 2006, Robert Pattillo Properties, Inc. exercised its rights under its Put Agreement, dated September 24, 2004, with the Operating Partnership, and sold all 729,582 of its 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units in one of the Company’s subsidiaries, AMB Property II, L.P., to the Operating Partnership for an aggregate price of $36.6 million, including accrued and unpaid distributions. Also on January 27, 2006, AMB Property II, L.P., repurchased all of the 5.00% Series N Cumulative Redeemable Preferred Limited Partnership Units from the Operating Partnership for an aggregate price of $36.6 million and cancelled all of the outstanding series N preferred units as of such date.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at June 30, 2007 and December 31, 2006 (dollars in thousands) were:

				Company’s
	Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Feet	2007	2006	Percentage

Co-Investment Joint Ventures
AMB Institutional Alliance Fund III, L.P.(1)	17,999,126	$139,448	$136,971	20%
AMB Europe Fund I, FCP-FIS(2)	6,005,508	48,686	n/a	20%
AMB Japan Fund I, L.P.(3)	4,877,468	44,905	31,811	20%
AMB DFS Fund I, LLC(4)	1,218,483	17,833	11,700	15%
AMB-SGP Mexico, LLC(5)	4,688,440	12,839	7,601	20%
Other Industrial Operating Joint Ventures	7,669,507	49,361	47,955	53%
G. Accion, S.A. de C.V., (G.Accion)	n/a	36,462	38,343	39%

Total Unconsolidated Joint Ventures	42,458,532	$349,534	$274,381

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invests through a private real estate investment trust. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. This fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect on June 30, 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. This fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect on June 30, 2007.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(5)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

On December 30, 2004, the Company formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Company retained an approximate 20% interest. For the six months ended June 30, 2007, the Company recognized a gain of approximately $0.1 million from the contribution of one approximately 0.1 million square foot operating property for $4.6 million. This gain is presented in gains from sale or contribution of real estate interests, net, on consolidated statements of operations. In addition, the Company recognized development profits from the contribution of one completed development project aggregating approximately 0.2 million square feet with a contribution value of $14.2 million. For the three and six months ended June 30, 2006, the Company recognized development profits of $3.4 million from the contribution of one completed development project for $38.4 million aggregating approximately 0.6 million square feet.

On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $401.9 million in U.S. dollars, using the exchange rate at June 30, 2007) for an approximate 80% equity interest. For the three and six months ended June 30, 2006, the Company recognized development profits of $43.2 million from the contribution to this fund of one completed development project for $243.0 million (using the exchange rate on the date of contribution) aggregating approximately 0.8 million square feet.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 17, 2006, the Company formed AMB DFS Fund I, LLC, a merchant development joint venture with GE Real Estate (“GE”), in which the Company retained an approximate 15% interest. The joint venture is expected to have total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Company identifies as its target markets. GE and the Company have committed $425.0 million and $75.0 million of equity, respectively. For the three and six months ended June 30, 2007, the Company recognized development profits from the contribution to this fund of approximately 82 acres of land with a contribution value of approximately $30.3 million.

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund in light of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. For the three months ended June 30, 2007, the Company contributed one approximately 0.2 million square foot operating property and three completed development projects totaling approximately 0.7 million square feet to this fund for approximately $74.8 million. For the six months ended June 30, 2007, the Company contributed one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million.

On June 12, 2007, the Company formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture with institutional investors, in which the Company retained an approximate 20% interest. The institutional investors have committed approximately 263.0 million Euros (approximately $356.2 million in U.S. dollars, using the exchange rate at June 30, 2007) for an approximate 80% equity interest. During the three and six months ended June 30, 2007, the Company contributed approximately 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects to this fund for approximately 439.0 million Euros (approximately $584.0 million in U.S. dollars, using the exchange rate at the date of contribution).

During the three months ended June 30, 2007, the Company recognized gains from the contribution of real estate interests, net, of approximately $74.7 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 4.2 million square feet of operating properties to AMB Europe Fund I, FCP-FIS, and one operating property to AMB Institutional Alliance Fund III, L.P. During the six months ended June 30, 2007, the Company recognized gains from the contribution of real estate interests, net, of approximately $74.8 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 4.2 million square feet of operating properties to AMB Europe Fund I, FCP-FIS, and two operating properties to AMB-SGP Mexico, LLC, and AMB Institutional Alliance Fund III, L.P.

As a result of the contribution of six completed development projects to AMB Europe Fund I, FCP-FIS, and AMB Institutional Alliance Fund III, L.P., the Company recognized development profits of approximately $26.0 million during the three months ended June 30, 2007, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash. During the six months ended June 30, 2007, the Company recognized development profits of approximately $34.9 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of eight completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., and AMB DFS Fund I, LLC.

Under the agreements governing the joint ventures, the Company and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

During the three months ended June 30, 2007, the Company exercised its option to purchase the remaining equity interest, based on the fair market value as stipulated in the joint venture agreement, in AMB Pier One, LLC,

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a nominal amount. AMB Pier One, LLC, is a joint venture related to the 2000 redevelopment of the pier which houses the Company’s global headquarters in San Francisco, California. As a result, the investment was consolidated as of June 30, 2007.

As of June 30, 2007, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of June 30, 2007, a subsidiary of the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $2.9 million and $2.7 million, respectively, is included in other assets on the consolidated balance sheets as of June 30, 2007 and December 31, 2006.

8.	Stockholders’ Equity

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the six months ended June 30, 2007, the Operating Partnership redeemed 306,882 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

During the six months ended June 30, 2007, the Company issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which proceeds were contributed to the Operating Partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in the Company’s stock price at issuance as compared to the book value per share at the time of issuance. The Company intends to use the proceeds from the offering for general corporate purposes and, over the long term, to expand its global development business.

The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2007: 1,595,337 shares of series D cumulative redeemable preferred, all of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the dividends or distributions paid or payable per share or unit:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2007	2006	2007	2006

AMB Property Corporation	Common stock	$0.500	$0.460	$1.000	$0.920
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	n/a	$0.856	n/a
Operating Partnership	Common limited partnership units	$0.500	$0.460	$1.000	$0.920
Operating Partnership	Series J preferred units(1)	$0.011	$0.994	$1.005	$1.988
Operating Partnership	Series K preferred units(1)	$0.011	$0.994	$1.005	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460	$1.000	$0.920
AMB Property II, L.P.	Series D preferred units	$0.838	$0.969	$1.840	$1.938
AMB Property II, L.P.	Series E preferred units(2)	n/a	$0.807	n/a	$1.776
AMB Property II, L.P.	Series F preferred units(3)	n/a	$0.994	n/a	$1.988
AMB Property II, L.P.	Series H preferred units(4)	n/a	n/a	n/a	$0.970
AMB Property II, L.P.	Series I preferred units(5)	$0.244	$1.000	$1.244	$2.000
AMB Property II, L.P.	Series N preferred units(6)	n/a	n/a	n/a	$0.215

(1)	In April 2007, the Operating Partnership redeemed all of its Series J and Series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding Series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding Series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding Series H preferred units.

(5)	In April 2007, AMB Property II, L.P., repurchased all of its Series I preferred units.

(6)	The holder of the Series N preferred units exercised its put option in January 2006 and sold all of its Series N preferred units to the Operating Partnership and AMB Property II, L.P. repurchased all of such units from the Operating Partnership.

In December 2005, the Company’s board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. The Company did not repurchase or retire any of its shares of common stock during the six months ended June 30, 2007.

On May 10, 2007 at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the adoption of the Amended and Restated 2002 Stock Option and Incentive Plan, which reserved for issuance under the plan an additional 7.5 million shares of the Company’s common stock. With the inclusion of these shares, the Company’s stock incentive plans have approximately 10.2 million shares of common stock still available for issuance as either stock options or restricted stock grants, of which 9.5 million are eligible to be used for new grants. The fair value of each option grant was generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair values of grants issued during the quarters ended June 30, 2007 and 2006, were $10.15 and $8.54, respectively. The weighted average grant date fair value of restricted stock awards calculated as of the grant dates of the awards and issued during the quarters ended June 30, 2007 and 2006, were $58.77 and $50.50, respectively. The following

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions are used for grants during the six months ended June 30, 2007 and 2006, respectively: dividend yields of 3.4% and 3.5%; expected volatility of 18.7% and 17.9%; risk-free interest rates of 4.5% and 4.6%; and expected lives of six years.

As of June 30, 2007, approximately 6,054,697 options and 653,427 non-vested stock awards were outstanding under the plans. There were 534,338 stock options granted, 1,305,433 options exercised, and 38,574 options forfeited during the six months ended June 30, 2007. There were 270,653 restricted stock awards made during the six months ended June 30, 2007. 208,211 non-vested stock awards vested and 20,564 non-vested stock awards were forfeited during the six months ended June 30, 2007. The related stock option expense was $1.3 million and $1.0 million and the related restricted stock compensation expense was $3.0 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively. The related stock option expense was $3.2 million and $3.1 million and the related restricted stock compensation expense was $6.2 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Per Share

The Company’s only dilutive securities outstanding for the three and six months ended June 30, 2007 and 2006 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$117,401	$54,154	$142,294	$72,179
Preferred stock dividends	(3,952)	(3,095)	(7,904)	(6,191)
Preferred unit redemption discount/issuance costs	(2,927)	77	(2,927)	(1,020)

Income from continuing operations before cumulative effect of change in accounting principle (after preferred stock dividends)	110,522	51,136	131,463	64,968
Total discontinued operations	868	21,199	1,657	30,558
Cumulative effect of change in accounting principle	—	—	—	193

Net income available to common stockholders	$111,390	$72,335	$133,120	$95,719

Denominator
Basic	98,937,407	87,317,494	95,631,984	86,915,959
Stock options and restricted stock dilution(1)	2,423,606	2,818,165	2,673,315	3,231,534

Diluted weighted average common shares	101,361,013	90,135,659	98,305,299	90,147,493

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$1.12	$0.59	$1.37	$0.75
Discontinued operations	0.01	0.24	0.02	0.35
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$1.13	$0.83	$1.39	$1.10

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$1.09	$0.56	$1.33	$0.72
Discontinued operations	0.01	0.24	0.02	0.34
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$1.10	$0.80	$1.35	$1.06

(1)	Excludes anti-dilutive stock options of 623,347 and 437,228, for the three and six months ended June 30, 2007, respectively. Excludes anti-dilutive stock options of 704,323 and 548,195, for the three and six months ended June 30, 2006, respectively. These weighted average shares relate to anti-dilutive stock options, which is calculated using the treasury stock method, and could be dilutive in the future.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Information

The Company has two lines of business, real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance:

•	Real Estate Operations. The Company operates industrial properties and manages its business by geographic markets. Such industrial properties typically comprise multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Company owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a joint venture fund in which the Company has an ownership interest in and acts as manager for, or that are sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated joint venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from dispositions of real estate interests or development profits, as appropriate.

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC, provides real estate investment, portfolio management and reporting services to co-investment joint ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Company’s co-investment joint ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and joint ventures, the Company typically earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 1.5% of 80% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management fees of 75 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Interim Financial Statements. The Company evaluates performance based upon private capital income.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segment information in the following tables for the three and six months ended June 30, 2006 and as of December 31, 2006, have been reclassified to conform to current presentation.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the		For the		For the
	Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2007	2006	2007	2006	2007	2006

U.S. Markets
Southern California	$27,428	$27,840	$21,809	$21,962	$336	$—
No. New Jersey/New York	17,561	20,400	11,932	14,903	—	—
San Francisco Bay Area	21,077	20,980	16,617	16,439	—	—
Chicago	12,966	13,643	9,014	9,748	—	—
On-Tarmac	13,419	13,849	7,706	7,934	—	—
South Florida	11,055	10,319	7,246	6,809	4,159	176
Seattle	9,106	9,768	7,131	7,683	5,161	(986)
Non — U.S. Markets
Europe	10,208	7,961	8,302	6,291	15,807	—
Asia	1,928	5,726	869	2,910	—	43,225

Total markets	124,748	130,486	90,626	94,679	25,463	42,415
Other Markets	35,753	38,724	26,498	29,608	3,533	3,283
Straight-line rents and amortization of lease intangibles	2,235	6,154	2,235	6,154	—	—
Discontinued operations	178	(4,390)	251	(3,056)	—	—
Private capital
Private capital income	8,518	4,943	—	—	—	—

Total	$171,432	$175,917	$119,610	$127,385	$28,996	$45,698

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Gains
	For the		For the		For the
	Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2007	2006	2007	2006	2007	2006

U.S. Markets
Southern California	$53,847	$55,255	$42,598	$43,780	$9,340	$—
No. New Jersey/New York	35,551	40,053	24,074	28,250	—	—
San Francisco Bay Area	42,688	42,535	33,723	33,392	—	—
Chicago	26,480	27,272	18,221	19,072	2,668	—
On-Tarmac	26,879	27,904	14,982	15,802	—	—
South Florida	21,772	19,570	14,483	13,104	4,637	850
Seattle	18,430	19,122	14,325	14,929	5,161	(986)
Non — U.S. Markets
Europe	21,950	14,493	17,662	11,523	15,807	—
Asia	3,346	15,599	1,519	10,848	—	43,225

Total markets	250,943	261,803	181,587	190,700	37,613	43,089
Other Markets	68,862	78,767	50,525	58,721	3,575	3,283
Straight-line rents and amortization of lease intangibles	4,950	11,300	4,950	11,300	—	—
Discontinued operations	241	(9,594)	383	(6,177)	—	—
Private capital
Private capital income	14,443	10,049	—	—	—	—

Total	$339,439	$352,325	$237,445	$254,544	$41,188	$46,372

(1)	The markets included are a subset of the Company’s regions defined as East, Southwest and West Central in North America, Europe and Asia.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

The Company considers NOI to be an appropriate and useful supplemental performance measure because NOI reflects the operating performance of the Company’s real estate portfolio on a segment basis, and the Company uses NOI to make decisions about resource allocations and to assess regional property level performance. However, NOI should not be viewed as an alternative measure of the Company’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. Further, the Company’s NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Property NOI	$119,610	$127,385	$237,445	$254,544
Development profits, net of taxes	28,996	45,698	41,188	46,372
Private capital income	8,518	4,943	14,443	10,049
Depreciation and amortization	(41,483)	(44,500)	(82,504)	(87,254)
Impairment losses	—	(5,394)	(257)	(5,394)
General and administrative	(30,260)	(25,142)	(60,114)	(48,190)
Other expenses	(1,139)	296	(2,051)	(241)
Fund costs	(277)	(479)	(518)	(1,093)
Equity in earnings of unconsolidated joint ventures	1,748	8,278	3,861	10,366
Other income	6,472	2,258	11,979	5,765
Gains from sale or contribution of real estate interests	74,707	—	74,843	—
Interest, including amortization	(33,369)	(44,310)	(67,951)	(83,704)
Total minority interests’ share of income	(16,122)	(14,879)	(28,070)	(29,041)
Total discontinued operations	868	21,199	1,657	30,558
Cumulative effect of change in accounting principle	—	—	—	193

Net income	$118,269	$75,353	$143,951	$102,930

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	June 30,	December 31,
	2007	2006

U.S. Markets
Southern California	$911,325	$895,610
No. New Jersey/New York	623,024	607,727
San Francisco Bay Area	739,570	703,660
Chicago	440,369	446,662
On-Tarmac	204,784	210,798
South Florida	347,772	371,603
Seattle	377,861	380,459
Non-U.S. Markets
Europe	313,261	723,326
Asia	556,561	434,706

Total markets	4,514,527	4,774,551
Other Markets	1,619,374	1,430,308
Investments in unconsolidated joint ventures	349,534	274,381
Non-segment assets	275,829	234,272

Total assets	$6,759,264	$6,713,512

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of one to 55 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of June 30, 2007, the Company had provided approximately $23.6 million in letters of credit, of which $17.3 million were provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Other than parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of June 30, 2007, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $340.8 million as described below.

As of June 30, 2007, the Company had outstanding guarantees in the amount of $70.3 million in connection with certain acquisitions. As of June 30, 2007, the Company also guaranteed $27.1 million and $83.2 million on outstanding loans on three of its consolidated joint ventures and two of its unconsolidated joint ventures, respectively.

In addition, as of June 30, 2007, the Company has guaranteed $13.2 million on outstanding property debt incurred by its unconsolidated joint ventures. Such guarantees will require payment by the Company of all or part of the applicable joint venture’s debt obligations upon certain defaults by the joint venture. The Company’s potential obligations under these guarantees may be greater than the Company’s share of the applicable joint venture fund’s debt obligations or the value of its share of any property securing such debt.

Also, the Company has entered into contribution agreements in connection with certain contributions of properties to its unconsolidated joint venture funds. These contribution agreements require the Company to make additional capital contributions to the applicable joint venture fund upon certain defaults by the joint venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable joint venture’s debt obligation and may be greater than the Company’s share of the joint venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements are $147.0 million as of June 30, 2007.

Performance and Surety Bonds.  As of June 30, 2007, the Company had outstanding performance and surety bonds in an aggregate amount of $14.1 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promoted Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, the Company may be obligated to make payments to certain of its joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in the normal course of the Company’s business, the Company enters into various contracts with third parties that may obligate it to make payments, pay promotes or perform other obligations upon the occurrence of certain events.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General Uninsured Losses.  The Company carries property and rental loss, liability, flood and terrorism insurance. The Company believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice. In addition, a significant number of the Company’s properties are located in areas that are subject to earthquake activity. As a result, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war, that may be either uninsurable or not economically insurable. Although the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

Captive Insurance Company.  The Company has a wholly-owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the deductible under the Company’s third-party policies. The captive insurance company is one element of the Company’s overall risk management program. The Company capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience at the Company’s properties. Annually, the Company engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata may be adjusted based on this estimate. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, the Company believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500 million unsecured revolving credit facility that replaced the $250 million unsecured revolving credit facility the Company executed on June 13, 2006. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500 million with an option to further increase the facility to $750 million, to extend the maturity date to June 2011 and to allow for borrowing in Indian Rupees. See Note 5, Debt, for a more detailed discussion of the Company’s credit facilities.

On or about August 9, 2007, the Company expects to settle a repurchase of 114,638 shares of its common stock at an average price of $50.27 per share or approximately $5.8 million. This stock repurchase was made pursuant to the Company’s stock repurchase program approved by the Company’s board of directors in December 2005. This stock repurchase program allows for the discretionary repurchase of up to $200.0 million of the Company’s common stock and expires on December 31, 2007. The Company publicly announced this stock repurchase program on December 7, 2005.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development and renovation (including construction delays, cost overruns, our inability to obtain necessary permits and financing, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a downturn in the California, U.S., or the global economy or real estate conditions;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	risks related to our obligations in the event of certain defaults under joint venture and other debt;

•	our failure to obtain necessary financing;

•	our failure to maintain our current credit agency ratings;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

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

GENERAL

We are a self-administered and self-managed real estate investment trust and expect that we have qualified, and will continue to qualify, as a real estate investment trust for federal income tax purposes beginning with the year ended December 31, 1997. As a self-administered and self-managed real estate investment trust, our own employees perform our corporate administrative and management functions, rather than our relying on an outside manager for these services. We manage our portfolio of properties generally through direct property management performed by our own employees. Additionally, within our flexible operating model, we may from time to time establish relationships with third-party real estate management firms, brokers and developers that provide some property-level administrative and management services under our direction.

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

Real estate fundamentals in the United States industrial markets held steady during the second quarter of 2007. According to data provided by Torto-Wheaton Research, availability was 9.3%, unchanged from the prior quarter. The general trend remains favorable with availability down 40 basis points from a year ago. According to Torto-Wheaton Research, absorption in the quarter was 34.3 million square feet, an increase from the prior quarter, and construction completions in the quarter were 37.3 million square feet, also an increase from the prior quarter, but 3.3 million square feet below the 18-year quarterly average. We believe that net absorption for the second half of 2007 will be moderately positive, which could drive vacancy rates lower by year end. We think the strongest industrial markets in the U.S. are the coastal markets tied to global trade, including Southern California, which is our largest market, South Florida, the San Francisco Bay Area, Seattle, and to a lesser degree, Northern New Jersey/New York (with the exception of the Exit 8A submarket). While we believe that the broader Chicago market remains flat, the O’Hare submarket remains strong and stands to benefit from the O’Hare airport’s current modernization and expansion program. Dallas continues to recover, and Atlanta continues to suffer from a large increase in supply. Based on our assessment, the operating environment in our U.S. on-tarmac business remains good with improving cargo volumes and essentially no new supply.

In Europe, we view the markets of Hamburg, Amsterdam and Madrid as strong, with modest growth in the balance of Western Europe. We believe that the majority of the demand for industrial real estate in Western Europe comes from the replacement of obsolete buildings. In Japan, we view the infill Tokyo submarkets where we operate as generally healthy with solid demand for the kind of facilities we own and develop.

On June 12, 2007, we announced the formation of AMB Europe Fund I, FCP-FIS. This Euro-denominated, open-end commingled fund’s investment focus is to acquire stabilized industrial distribution properties, including those developed by us, near high-volume airports, seaports and transportation networks, and in the major metropolitan areas of Europe, with initial target markets in Belgium, France, Germany, Italy, the Netherlands, Spain, the United Kingdom and Central/Eastern Europe. The gross asset value of AMB Europe Fund I, FCP-FIS was approximately $613 million at formation and $719 million at June 30, 2007.

Going forward, we think our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment joint ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment joint ventures, we may also hold acquired properties for later contribution to future funds. As of June 30, 2007, we owned approximately 78.1 million square feet of our properties (57.1% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.

We expect development to be a significant driver of our earnings growth as we expand our land and development pipeline, and contribute completed development projects into our co-investment joint ventures or sell to third parties and recognize development profits. We think development, renovation and expansion of well-located, high-quality industrial properties should generally continue to provide us with attractive investment opportunities at higher rates of return than may be obtained from the purchase of existing properties. Our development opportunities in Mexico, Japan and China are particularly attractive given the current lack of supply of modern industrial distribution facilities in the major metropolitan markets of these countries. Over the past five years, since launching our global expansion, our annual development starts have increased from $91 million in 2002 to $914 million in 2006. We believe value-added conversion projects also create value for our stockholders. Such projects represent the development or redevelopment of land or a building site for a more valuable use. In addition to our committed development pipeline, we hold a total of 2,438 acres for future development or sale, 96% of which is in North America. We currently estimate that these 2,438 acres of land could support approximately 42.3 million square feet of future development.

We believe that customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply. To capitalize on this demand, we intend to continue to expand our development business in existing and into new markets around the world. We expect that development starts will grow from $914 million in 2006 to $1.6 billion by 2010. In March 2007, we issued common equity, for the first time since our 1997 initial public offering, to strengthen our balance sheet to provide capital for our anticipated growth.

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on owned and managed annualized base rent). As of June 30, 2007, our non-U.S. operating properties comprised 19.1% of our owned and managed operating portfolio (based on annualized base rent) and 1.8% of our consolidated operating portfolio (based on annualized base rent). In addition to the United States, we include Canada and Mexico as target countries in North America. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including countries in Central/Eastern Europe.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties as of and for the three and six months ended June 30, 2007 and 2006:

	Principal	Other	Total/Weighted
Owned and Managed Property Data(1)	Global Markets(2)	Global Markets(3)	Average

As of and for the three months ended June 30, 2007:
Rentable square feet	72,044,446	39,291,182	111,335,628
Occupancy percentage at period end	96.6%	95.2%	96.1%
Same space square footage leased	3,356,475	1,159,959	4,516,434
Rent increases (decreases) on renewals and rollovers(4)	2.6%	(0.2)%	2.0%
As of and for the three months ended June 30, 2006:
Rentable square feet	48,924,541	47,696,087	96,620,628
Occupancy percentage at period end	96.1%	94.2%	95.2%
Same space square footage leased	3,382,662	1,225,307	4,607,969
Rent increases (decreases) on renewals and rollovers	0.2%	(5.2)%	(0.9)%
As of and for the six months ended June 30, 2007:
Rentable square feet	72,044,446	39,291,182	111,335,628
Occupancy percentage at period end	96.6%	95.2%	96.1%
Same space square footage leased	6,929,972	2,810,971	9,740,943
Rent increases on renewals and rollovers(4)	2.7%	1.3%	2.4%
As of and for the six months ended June 30, 2006:
Rentable square feet	48,924,541	47,696,087	96,620,628
Occupancy percentage at period end	96.1%	94.2%	95.2%
Same space square footage leased	6,624,227	2,712,092	9,336,319
Rent decreases on renewals and rollovers	(6.2)%	(5.4)%	(6.0)%

(1)	Owned and managed operating properties are defined as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Our principal global markets are Chicago, Northern New Jersey/New York City, Paris, the San Francisco Bay Area, Seattle, South Florida, Southern California, Tokyo and U.S. On-Tarmac.

(3)	Our other global markets in North America are Atlanta, Austin, Baltimore, Boston, Columbus, Dallas, Guadalajara, Houston, Mexico City, Minneapolis, New Orleans, Orlando, Querétaro, Tijuana and Toronto. In Europe, our other global markets are Amsterdam, Brussels, Frankfurt, Hamburg and Lyon. In Asia, our other global markets are Osaka, Shanghai and Singapore.

(4)	For the quarter ended June 30, 2007, on a consolidated basis, rent increases on renewals and rollovers were 1.4%, 0.7% and 1.3%, for our principal global markets, other global markets and total markets, respectively. For the year-to-date ended June 30, 2007, on a consolidated basis, rent increases on renewals and rollovers were 2.0%, 2.1% and 2.0%, for our principal global markets, other global markets and total markets, respectively.

We believe that higher occupancy levels in our portfolio, driven in part by strengthening fundamentals in our markets tied to global trade, are contributing to rental rate growth in our portfolio. At June 30, 2007, our operating portfolio’s occupancy rate was 96.1%, on an owned and managed basis, an increase of 80 basis points from the prior quarter and 90 basis points from June 30, 2006. Rental rates on lease renewals and rollovers in our portfolio increased 2.0% in the second quarter of 2007, which we think reflect the generally positive trends in real estate fundamentals in our markets. Cash-basis same store net operating income with and without the effect of lease termination fees, grew by 5.8% in the second quarter of 2007, on an owned and managed basis. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income. We currently expect that cash-basis same store growth in our operating portfolio, excluding lease termination fees, will be approximately 4% for 2007, on an owned and managed basis. We believe that market rents have generally recovered from their lows and in many of our markets are back to or above their prior peak levels of 2001.

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

Summary of Key Transactions

During the three months ended June 30, 2007, we completed the following significant capital deployment transactions and other transactions:

•	Formed an unconsolidated open-ended co-investment joint venture, AMB Europe Fund I, FCP-FIS, with the contribution of $584.0 million of operating properties and completed development projects to the fund;

•	Acquired, on an owned and managed basis, 23 properties in North America, Asia and Europe aggregating approximately 5.4 million square feet, for $494.6 million;

•	Committed to ten development projects in North America and Asia totaling 3.2 million square feet with an estimated total investment of approximately $265.1 million;

•	Acquired 515 acres of land for development in North America and Asia for approximately $72.4 million;

•	Sold three development projects totaling approximately 0.2 million square feet for an aggregate sale price of $20.9 million;

•	Contributed three completed development projects, aggregating approximately 0.7 million square feet, for approximately $57.3 million to AMB Institutional Alliance Fund III, L.P.;

•	Contributed one 0.2 million square foot operating property to AMB Institutional Alliance Fund III, L.P., for approximately $17.5 million; and

•	Exercised the purchase option for the remaining equity interest of AMB Pier One, LLC, which is the location of our global headquarters.

During the six months ended June 30, 2007, we completed the following significant capital deployment transactions:

•	Acquired, on an owned and managed basis, 31 properties in North America, Asia and Europe aggregating approximately 7.2 million square feet, for $636.4 million;

•	Committed to 15 development projects in North America and Asia totaling 5.1 million square feet with an estimated total investment of approximately $455.8 million;

•	Acquired 937 acres of land for development in North America and Asia for approximately $113.2 million;

•	Sold five development projects totaling approximately 0.3 million square feet for an aggregate sale price of $45.6 million;

•	Contributed five completed development projects, aggregating approximately 1.2 million square feet, for approximately $113.3 million to AMB Institutional Alliance Fund III, L.P., and AMB-SGP Mexico;

•	Contributed two operating properties, aggregating approximately 0.3 million square feet, to AMB-SGP Mexico, LLC, and AMB Institutional Alliance Fund III, L.P., for approximately $22.1 million;

•	Contributed two land parcels to AMB-DFS Fund I, LLC;

•	Formed an unconsolidated open-end co-investment joint venture, AMB Europe Fund I, FCP-FIS, with the contribution of $584.0 million of operating properties and completed development projects to the fund; and

•	Exercised the purchase option for the remaining equity interest of AMB Pier One, LLC, which is the location of our global headquarters.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended June 30, 2007, we completed the following significant capital markets and other financing transactions:

•	Redeemed all 800,000 outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions;

•	Redeemed all 800,000 outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions;

•	Repurchased all 510,000 of AMB Property II, L.P.’s outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $25.5 million, plus accrued and unpaid distributions, less applicable withholding; and

•	Increased the capacity of our Yen credit facility by 10.0 billion Yen from 45.0 billion Yen to 55.0 billion Yen (an increase of approximately $81.1 million in U.S. dollars, using the exchange rate at June 30, 2007).

During the six months ended June 30, 2007, we completed the following significant capital markets and other financing transactions:

•	Raised approximately $472.1 million in net proceeds from the issuance of approximately 8.4 million shares of our common stock;

•	Obtained long-term secured debt financings for our co-investment joint ventures of $324.0 million with a weighted average interest rate of 5.7%;

•	Obtained $122.1 million of debt (using the exchange rate at June 30, 2007) with a weighted average interest rate of 3.4% for international assets;

•	Refinanced $305.0 million of secured debt, with a weighted average interest rate of 5.7% for AMB-SGP, L.P., one of our co-investment joint ventures;

•	Expanded the European revolving credit facility agreement by 100.0 million Euro to 328.0 million Euro (approximately $444.2 million in U.S. dollars, using the exchange rate at June 30, 2007), which was assumed by AMB Europe Fund I, FCP-FIS, on June 12, 2007;

•	Refinanced the Series D Cumulative Redeemable Preferred Limited Partnership Units to, among other things, change the rate applicable from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012;

•	Increased the capacity of our Yen credit facility by 10.0 billion Yen from 45.0 billion Yen to 55.0 billion Yen (approximately $81.1 million in U.S. dollars, using the exchange rate at June 30, 2007);

•	Redeemed all 800,000 outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions;

•	Redeemed all 800,000 outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions; and

•	Repurchased all 510,000 of AMB Property II, L.P.’s outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $25.5 million, plus accrued and unpaid distributions, less applicable withholding.

See Part I, Item 1: Notes 5, 6 and 8 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There have been no material changes in our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

THE COMPANY

We acquire, develop and operate industrial properties in key distribution markets throughout North America, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

We commenced operations as a fully integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Our strategy focuses on providing properties for customers who value the efficient movement of goods located mostly in the world’s busiest distribution markets: large, supply-constrained locations with proximity to airports, seaports and major highway systems. As of June 30, 2007, we owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 136.7 million square feet (12.7 million square meters) and 1,152 buildings in 44 markets within thirteen countries. Additionally, as of June 30, 2007, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

We operate our business primarily through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of June 30, 2007, we owned an approximate 95.8% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Trade Organization, has grown more than three times the world gross domestic product growth rate over the last 30 years. To serve the facility needs of these customers, we seek to invest in major global distribution markets and transportation hubs that, generally, are tied to global trade.

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets of our target markets. These submarkets are generally characterized by large population densities and typically offer substantial consumer concentrations, proximity to large clusters of distribution-facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, the substantial majority of our portfolio of industrial properties is located in our target markets, and much of this is in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

Further, in many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than storage of goods. Our investment focus on HTD® assets is based on what we think to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-

to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We think these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure, such as major airports and seaports.

Of approximately 136.7 million square feet as of June 30, 2007:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned or partially owned approximately 111.3 million square feet (principally warehouse distribution buildings) that were 96.1% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we had investments in 46 industrial development projects, which are expected to total approximately 15.7 million square feet upon completion;

•	on a consolidated basis, we owned nine development projects, totaling approximately 2.2 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.3 million square feet; and

•	we held approximately 0.2 million square feet through our investment in AMB Pier One, LLC, which is the location of our global headquarters.

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chicago, Dallas, Frankfurt, Los Angeles, Menlo Park, Nagoya, Narita, New Jersey, New York, Osaka, Paris, Seoul, Shanghai, Singapore, Tokyo and Vancouver. As of June 30, 2007, we employed 469 individuals: 181 in our San Francisco headquarters, 60 in our Boston office, 49 in our Tokyo office, 35 in our Amsterdam office and the remainder in our other offices. Our website address is www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the U.S. Securities and Exchange Commission.

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

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended June 30, 2007, rent on renewed and released space in our operating portfolio increased 2.0%, on an owned and managed basis. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended June 30, 2007, cash-basis same store net operating income increased by 5.8% on an owned and managed basis. While we think that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See “Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income and Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth through Development and Value-Added Conversions

We think that development, redevelopment and expansion of well-located, high-quality industrial properties generally provide us with attractive investment opportunities at higher rates of return than may be obtained from the purchase of existing properties. Through the deployment of our in-house development expertise, we seek to create value both through new construction and acquisition and management of value-added properties. Value-added conversion projects represent the development or redevelopment of land or a building site for a more valuable use and may include such activities as rezoning, redesigning, reconstructing and retenanting. Both new development and value-added conversions require significant management attention and capital investment to maximize their return. Completed development properties are generally contributed to our co-investment joint ventures and held in our owned and managed portfolio or sold to third parties. We think our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our employees have specific experience in real estate development, both with us and with local, national or international development firms. Over the past five years, we have significantly expanded our development staff. We pursue development projects directly and in joint ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

Growth through Acquisitions and Capital Redeployment

Our acquisition experience and our network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which may give us access to additional acquisition opportunities, as such managers frequently market properties on behalf of sellers. We think our UPREIT structure, which enables us to acquire land and industrial properties in the United States in exchange for limited partnership units in the operating partnership or AMB Property II, L.P., enhances our attractiveness to owners and developers seeking to transfer properties on a tax-deferred basis. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus.

We are generally engaged in various stages of negotiations for a number of acquisitions and dispositions that may include individual properties, large multi-property portfolios or other real estate companies. We cannot assure you that we will consummate any of these transactions. Such transactions, if we consummate them, may be material individually or in the aggregate. Sources of capital for acquisitions may include retained cash flow from operations, borrowings under our unsecured credit facilities, other forms of secured or unsecured debt financing, issuances of debt or preferred or common equity securities by us or the operating partnership (including issuances of units in the operating partnership or its subsidiaries), proceeds from divestitures of properties, assumption of debt related to the acquired properties and private capital from our co-investment partners.

Growth through Global Expansion

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on annualized base rent). As of June 30, 2007, our non-U.S. operating properties comprised 19.1% of our owned and managed operating portfolio (based on annualized base rent) and 1.8% of our consolidated operating portfolio (based on annualized base rent). In addition to the United States, we include Canada and Mexico as target countries in North America. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain, and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future.

Expansion into target markets outside the United States represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We think that our established customer relationships, our contacts in the air cargo and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part I, Item 1: Note 11 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Typically, we will own a 15-50% interest in our co-investment joint ventures. We expect our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of June 30, 2007, we owned approximately 78.1 million square feet of our properties (51.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

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

As of June 30, 2007, same store industrial properties consisted of properties aggregating approximately 73.6 million square feet. The properties acquired during the three months ended June 30, 2007, consisted of three properties, aggregating approximately 0.2 million square feet. During the three months ended June 30, 2006, our acquisitions consisted of eight properties, aggregating approximately 2.5 million square feet. During the three months ended June 30, 2007, property divestitures and contributions consisted of 11 properties, aggregating approximately 5.8 million square feet. During the three months ended June 30, 2006, property divestitures consisted of three properties, aggregating approximately 0.5 million square feet. The properties acquired during the six months ended June 30, 2007, consisted of four properties, aggregating approximately 0.4 million square feet. During the six months ended June 30, 2006, our acquisitions consisted of 14 properties, aggregating approximately 4.6 million square feet. During the six months ended June 30, 2007, property divestitures and contributions consisted of 14 properties, aggregating approximately 6.4 million square feet. During the six months ended June 30, 2006, property divestitures consisted of six properties, aggregating approximately 0.9 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months Ended June 30, 2007 and 2006 (dollars in millions):

	For the Three
	Months Ended June 30,
Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$138.5	$149.8	$(11.3)	(7.5)%
2006 acquisitions	2.4	2.1	0.3	14.3%
Development	2.8	1.3	1.5	115.4%
Other industrial	2.9	2.5	0.4	16.0%
Non U.S. industrial	16.3	15.3	1.0	6.5%

Total rental revenues	162.9	171.0	(8.1)	(4.7)%
Private capital income	8.5	4.9	3.6	73.5%

Total revenues	$171.4	$175.9	$(4.5)	(2.6)%

U.S. industrial same store rental revenues decreased $11.3 million from the prior year for the three month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., partially offset by an increase in occupancy and rent increases on renewals and rollovers. Pro forma same store rental revenues for the quarter ended June 30, 2006, would have been $133.5 million, if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The properties acquired during the fiscal year ended December 31, 2006 consisted of 27 properties, aggregating approximately 6.6 million square feet. The properties acquired during the three months ended June 30, 2007, consisted of three properties, aggregating approximately 0.2 million square feet. The increase in rental revenues from development is primarily due to increased occupancy at several of our development projects where development activities have been substantially completed. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in revenues from non-U.S. industrial properties is primarily due to the acquisition of properties in France, Germany, Mexico and the Netherlands during 2006. The increase in private capital income of $3.6 million was primarily due to an increase in acquisition fees and asset management fees as a result of an increase in total assets under management.

	For the Three
	Months Ended June 30,
Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$24.4	$23.8	$0.6	2.5%
Real estate taxes	18.9	19.8	(0.9)	(4.5)%

Total property operating costs	$43.3	$43.6	$(0.3)	(0.7)%

Property operating costs
U.S. industrial
Same store	$37.8	$39.7	$(1.9)	(4.8)%
2006 acquisitions	0.6	0.5	0.1	20.0%
Development	1.0	0.6	0.4	66.7%
Other industrial	0.7	0.8	(0.1)	(12.5)%
Non U.S. industrial	3.2	2.0	1.2	60.0%

Total property operating costs	43.3	43.6	(0.3)	(0.7)%
Depreciation and amortization	41.5	44.5	(3.0)	(6.7)%
General and administrative	30.3	25.1	5.2	20.7%
Impairment losses	—	5.4	(5.4)	100.0%
Other expenses	1.1	(0.3)	1.4	(466.7)%
Fund costs	0.3	0.5	(0.2)	(40.0)%

Total costs and expenses	$116.5	$118.8	$(2.3)	(1.9)%

Same store properties’ operating expenses decreased $1.9 million from the prior year for the three month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. Pro forma same store operating expenses for the quarter ended June 30, 2006, would have been $35.9 million, if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of three properties, aggregating approximately 0.2 million square feet. The increase in development operating costs is primarily due to increased operations in certain development projects which have been substantially completed. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2006 and 2007, we continued to acquire properties in France, Germany, Mexico and the Netherlands, resulting in increased international operating costs. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new satellite offices both domestically and internationally. The impairment loss during the three month period ended June 30, 2006, was taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. Other expenses increased approximately $1.4 million from the prior year for the three month period due primarily to an increase in losses on the non-qualified deferred compensation plan and certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures. The decrease of fund costs from the prior year for the three month period is due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Three
	Months Ended June 30,
Other Income and (Expenses)	2007	2006	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$1.8	$8.3	$(6.5)	(78.3)%
Other income	6.5	2.2	4.3	195.5%
Gains from sale or contribution of real estate interests, net	74.7	—	74.7	100.0%
Development profits, net of taxes	29.0	45.7	(16.7)	(36.5)%
Interest expense, including amortization	(33.4)	(44.3)	(10.9)	(24.6)%

Total other income and (expenses), net	$78.6	$11.9	$(66.7)	560.5%

The decrease in equity in earnings of unconsolidated joint ventures of approximately $6.5 million as compared to the three months ended June 30, 2006, was primarily due to a decrease in gains from the disposition of real estate by our unconsolidated joint ventures, partially offset by the deconsolidation of AMB Institutional Alliance Fund III, L.P. Other income increased approximately $4.3 million from the prior year for the three month period due primarily to an increase in interest income. During the three months ended June 30, 2007, we contributed 4.2 million square feet in operating properties to our newly formed unconsolidated co-investment joint venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture, and contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P. for a total of approximately $520.3 million. As a result of these contributions, we recognized gains from the contribution of real estate interests of approximately $74.7 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. Development profits represent gains from the sale or contribution of development projects including land. During the three months ended June 30, 2007, we sold three completed development projects totaling 0.2 million square feet for approximately $20.9, resulting in an after-tax gain of $3.0 million. In addition, we contributed three completed development projects totaling 0.7 million square feet into AMB Institutional Alliance Fund III, L.P., and three completed development projects totaling 0.5 million square feet into our newly formed AMB Europe Fund I, FCP-FIS, both unconsolidated joint ventures, for a total of $138.5 million. As a result of these contributions, we recognized an aggregate after-tax gain of $26.0 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended June 30, 2006, we sold an approximately 32,000 square foot development project for $2.9 million, resulting in an after-tax gain of $0.1 million. In addition, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. During the three months ended June 30, 2006, we contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC, both unconsolidated joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Three
	Months Ended June 30,
Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.5	$4.1	$(3.6)	(87.8)%
Gains from dispositions of real estate, net of minority interests	0.4	17.1	(16.7)	(97.7)%

Total discontinued operations	$0.9	$21.2	$(20.3)	(95.8)%

During the three months ended June 30, 2007, we did not divest ourselves of any industrial buildings. The gains from dispositions of $0.4 million for the three months ended June 30, 2007 resulted primarily from the additional value received from the disposition of properties in 2006. During the three months ended June 30, 2006, we divested ourselves of eight industrial buildings, aggregating approximately 0.5 million square feet for $37.1 million, with a resulting net gain of approximately $17.1 million.

	For the Three
	Months Ended June 30,
Preferred Stock	2007	2006	$ Change	% Change

Preferred stock dividends	$(4.0)	$(3.1)	$0.9	29.0%
Preferred unit redemption (issuance costs) discount	(2.9)	0.1	3.0	(3,000.0)%

Total preferred stock	$(6.9)	$(3.0)	$3.9	130.0%

In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the then newly issued shares. On April 17, 2007, the operating partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, on April 17, 2007, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase during the three months ended June 30, 2007, we recognized a reduction of income available to common stockholders of $2.9 million for the original issuance costs. During the three months ended June 30, 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units and we recognized an increase in income available to common stockholders of $0.1 million for the discount on repurchase, net of original issuance costs.

For the Six Months Ended June 30, 2007 and 2006 (dollars in millions):

	For the Six
	Months Ended June 30,
Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$277.2	$300.6	$(23.4)	(7.8)%
2006 acquisitions	4.9	2.4	2.5	104.2%
Development	5.5	2.6	2.9	111.5%
Other industrial	5.9	5.1	0.8	15.7%
Non U.S. industrial	31.5	31.6	(0.1)	(0.3)%

Total rental revenues	325.0	342.3	(17.3)	(5.1)%
Private capital income	14.4	10.0	4.4	44.0%

Total revenues	$339.4	$352.3	$(12.9)	(3.7)%

U.S. industrial same store rental revenues decreased $23.4 million from the prior year for the six month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., partially offset by an increase in occupancy and rent increases on renewals and rollovers. Pro forma same store rental revenues for the six months ended June 30, 2006, would have been $268.4 million, if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of four properties, aggregating approximately 0.4 million square feet. The increase in rental revenues from development is primarily due to increased occupancy at several of our development projects where development activities have been substantially completed. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in private capital income of $4.4 million was primarily due to an increase in acquisition fees and asset management fees as a result of an increase in total assets under management.

	For the Six
	Months Ended June 30,
Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$49.9	$48.0	$1.9	4.0%
Real estate taxes	37.7	39.7	(2.0)	(5.0)%

Total property operating costs	$87.6	$87.7	$(0.1)	(0.1)%

Property operating costs
U.S. industrial
Same store	$76.5	$80.1	$(3.6)	(4.5)%
2006 acquisitions	1.3	0.6	0.7	116.7%
Development	2.0	1.0	1.0	100.0%
Other industrial	1.4	0.5	0.9	180.0%
Non U.S. industrial	6.4	5.5	0.9	16.4%

Total property operating costs	87.6	87.7	(0.1)	(0.1)%
Depreciation and amortization	82.5	87.3	(4.8)	(5.5)%
General and administrative	60.1	48.2	11.9	24.7%
Impairment losses	0.3	5.4	(5.1)	(94.4)%
Other expenses	2.0	0.2	1.8	900.0%
Fund costs	0.5	1.1	(0.6)	(54.5)%

Total costs and expenses	$233.0	$229.9	$3.1	1.3%

Same store properties’ operating expenses showed a decrease of $3.6 million from the prior year for the six month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. Pro forma same store operating expenses for the year ended June 30, 2006, would have been $72.4 million, if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of four properties, aggregating approximately 0.4 million square feet. The increase in development operating costs is primarily due to increased operations in certain development projects which have been substantially completed. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in property operating costs from non-U.S. industrial properties is primarily due to the acquisition of properties in France, Germany, Mexico and the Netherlands during 2006. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new satellite offices both domestically and internationally. The impairment loss during the six months ended June 30, 2007 was taken on a non-core asset as a result of leasing activities and changes in the economic environment. The impairment losses during the six months ended June 30, 2006, were taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. Other expenses increased approximately $1.8 million from the prior year for the six month period due primarily to an increase in losses on the non-qualified deferred compensation plan and certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures. The decrease of fund costs from the prior year for the six month period is due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Six
	Months Ended June 30,
Other Income and (Expenses)	2007	2006	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$3.9	$10.4	$(6.5)	(62.5)%
Other income	12.0	5.7	6.3	110.5%
Gains from sale or contribution of real estate interests, net	74.8	—	74.8	100.0%
Development profits, net of taxes	41.2	46.4	(5.2)	(11.2)%
Interest expense, including amortization	(68.0)	(83.7)	(15.7)	(18.8)%

Total other income and (expenses), net	$63.9	$(21.2)	$(85.1)	(401.4)%

The decrease in equity in earnings of unconsolidated joint ventures of approximately $6.5 million as compared to the six months ended June 30, 2006, was primarily due to a decrease in gains from the disposition of real estate by our unconsolidated joint ventures, partially offset by the deconsolidation of AMB Institutional Alliance Fund III, L.P. Other income increased approximately $6.3 million from the prior year for the six month period due primarily to an increase in interest income and insurance proceeds related to losses from hurricanes Katrina and Wilma. During the six months ended June 30, 2007, we contributed 4.2 million square feet in operating properties, to our newly formed unconsolidated co-investment joint venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from contribution of real estate interests of approximately $74.8 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. Development profits represent gains from the sale or contribution of development projects including land. During the six months ended June 30, 2007, we sold five completed development projects totaling 0.3 million square feet for approximately $45.6 million, resulting in an after-tax gain of $6.3 million. In addition, we contributed eight completed development projects totaling 1.7 million square feet and two land parcels into AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, our newly formed AMB Europe Fund I, FCP-FIS and AMB DFS Fund I, LLC, four of our unconsolidated joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $34.9 million representing the portion of our interest in the contributed assets acquired by the third-party co-investors for cash. During the six months ended June 30, 2006, we sold one land parcel and an approximately 32,000 square foot development project for an aggregate sale price of $7.6 million, resulting in an after-tax gain of $0.8 million. During the six months ended June 30, 2006, we also contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. In addition, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P., partially offset by refinancing costs associated with the refinanced $305.0 million of secured debt for AMB-SGP, L.P., one of our co-investment joint ventures.

	For the Six
	Months Ended June 30,
Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$1.3	$6.5	$(5.2)	(80.0)%
Gains from dispositions of real estate, net of minority interests	0.4	24.1	(23.7)	(98.3)%

Total discontinued operations	$1.7	$30.6	$(28.9)	(94.4)%

During the six months ended June 30, 2007, we did not divest ourselves of any industrial buildings. The gains from dispositions of $0.4 million for the six months ended June 30, 2007 resulted primarily from the additional value received from the disposition of properties in 2006. During the six months ended June 30, 2006, we divested ourselves of 12 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $53.9 million, with a resulting net gain of $24.1 million.

	For the Six
	Months Ended June 30,
Preferred Stock	2007	2006	$ Change	% Change

Preferred stock dividends	$(7.9)	$(6.2)	$1.7	27.4%
Preferred unit redemption (issuance costs) discount	(2.9)	(1.0)	1.9	190.0%

Total preferred stock	$(10.8)	$(7.2)	$3.6	50.0%

In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the then newly issued shares. On April 17, 2007, the operating partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, on April 17, 2007, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common stockholders of $2.9 million for the original issuance costs during the six months ended June 30, 2007. During the six months ended June 30, 2006, AMB Property II, L.P., redeemed all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units and all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common stockholders of $1.0 million for the original issuance costs, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Strategy.  In general, we use unsecured lines of credit, unsecured notes, preferred stock and common equity (issued by us and/or the operating partnership and its subsidiaries) to capitalize our wholly-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our wholly-owned assets and replace that debt with unsecured notes where practicable. In managing our co-investment joint ventures, in general, we use non-recourse, secured debt to capitalize our co-investment joint ventures.

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contribution of properties and completed development projects to our co-investment joint ventures;

•	proceeds from equity (common and preferred) or debt securities offerings;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); and

•	net proceeds from divestitures of properties.

We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions;

•	debt service; and

•	dividends and distributions on outstanding common and preferred stock and limited partnership units.

Cash flows.  For the six months ended June 30, 2007, cash provided by operating activities was $131.6 million as compared to $159.9 million for the same period in 2006. This change is primarily due to changes in our assets and liabilities and an increase in general and administrative expenses primarily due to additional staffing and expenses for new initiatives, including our international and development expansions and increased occupancy costs. Cash used in investing activities was $252.2 million for the six months ended June 30, 2007, as compared to cash used for investing activities of $643.2 million for the same period in 2006. This change is primarily due to an increase in proceeds from divestitures of real estate due largely to the formation of AMB Europe Fund I, FCP-FIS, offset by a decrease in funds used for property acquisitions, a decrease in capital distributions received from unconsolidated joint ventures, and an increase in additions to interests in unconsolidated joint ventures. Cash provided by financing activities was $177.3 million for the six months ended June 30, 2007, as compared to cash provided by financing activities of $444.3 million for the same period in 2006. This change is due primarily to an increase in payments, on secured debt, other debt, credit facilities, senior debt, the cost of repurchase of preferred units, and a decrease in borrowings on other debt, proceeds from issuances of senior debt, and contributions from co-investment partners. This activity was partially offset by the issuance of common stock and increased borrowings on secured debt and credit facilities.

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

Capital Resources

Property Divestitures.  During the three and six months ended June 30, 2007, we did not divest ourselves of any operating industrial buildings. During the three months ended June 30, 2006, we divested ourselves of eight industrial buildings, aggregating approximately 0.5 million square feet, for an aggregate price of $37.1 million, with a resulting net gain of $17.1 million. During the six months ended June 30, 2006, we divested ourselves of 12 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $53.9 million, with a resulting net gain of $24.1 million.

Gains from Sale or Contribution of Real Estate Interests.  During the three months ended June 30, 2007, we contributed approximately 4.2 million square feet in operating properties, to our newly formed unconsolidated co-investment joint venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture, and contributed an approximate 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P. for a total of approximately $520.3 million. We recognized a gain of $74.7 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During the six months ended June 30, 2007, we contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. We recognized a gain of $74.8 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During the three and six months ended June 30, 2006, there were no comparable events.

Development Starts.  During the three months ended June 30, 2007, we initiated nine new industrial development projects in North America and Asia and one value added conversion project in North America with a total expected investment of $265.1 million, aggregating approximately 3.2 million square feet. During the six months ended June 30, 2007, we initiated 14 new industrial development projects in North America and Asia and one value added conversion project in North America with a total expected investment of $455.8 million, aggregating approximately 5.1 million square feet. During the three months ended June 30, 2006, we initiated four new industrial development projects in North America and Asia with a total estimated investment of $134.6 million, aggregating an estimated 2.0 million square feet. During the six months ended June 30, 2006, we initiated 11 new industrial development projects in North America and Asia with a total expected investment of $353.4 million, aggregating approximately 4.9 million square feet.

Development Contributions.  During the three months ended June 30, 2007, we contributed three completed development projects aggregating 0.7 million square feet and three completed development projects aggregating 0.5 million square feet into AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund  I, FCP-FIS, respectively, both unconsolidated joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $26.0 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During the six months ended June 30, 2007, we contributed four completed development projects aggregating 1.0 million square feet, three completed development projects aggregating 0.5 million square feet and one 0.2 million square foot completed development project into AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS and AMB-SGP Mexico, LLC, respectively, all unconsolidated joint ventures. In addition, two land parcels were contributed into AMB DFS Fund I, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $34.9 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During the three months ended June 30, 2006, we contributed one completed development project totaling approximately 0.8 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC, both unconsolidated joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $46.6 million representing the portion of its interest in the contributed properties acquired by the third-party co-investors for cash. No other contributions were made during the six months ended June 30, 2006.

Properties Held for Contribution.  As of June 30, 2007, we held for contribution to co-investment joint ventures 12 industrial projects with an aggregate net book value of $245.6 million, which, when contributed to a joint venture, will reduce our current ownership interest from approximately 93% to an expected range of 15-20%.

Properties Held for Divestiture.  As of June 30, 2007, we held for divestiture five industrial projects with an aggregate net book value of $45.1 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale program. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

Co-Investment Joint Ventures.  Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We consolidate these joint ventures for financial reporting purposes when they are not variable interest entities and when we are the sole managing general partner and control all major operating decisions. However, in certain cases, our co-investment joint ventures are unconsolidated because we do not control all major operating decisions and the general partners do not have significant rights under the Emerging Issue Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of June 30, 2007, we owned approximately 78.1 million square feet of our properties (51.7% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. Our unconsolidated co-investment joint ventures at June 30, 2007 (dollars in thousands):

Unconsolidated Co-Investment	Joint Venture	Approximate	Planned
Joint Venture	Partner	Ownership Percentage	Capitalization(1)

AMB-SGP Mexico, LLC(2)	Industrial (Mexico) JV Pte Ltd	20%	$715,153
AMB Japan Fund I, L.P.(3)	Institutional investors	20%	$1,977,580
AMB Europe Fund I, FCP-FIS(4)(6)	Institutional investors	20%	$942,863
AMB Institutional Alliance Fund III, L.P.(5)(6)	AMB Institutional Alliance REIT III, Inc.	20%	$1,874,461
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$446,821

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB-SGP Mexico, LLC is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with 13 institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at June 30, 2007.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at June 30, 2007.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invests through a private real estate investment trust. Prior to October 1, 2006, we accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(6)	The planned gross capitalization and investment capacity of AMB Europe Fund I, FCP-FIS, and AMB Institutional Alliance Fund III, L.P. as open-ended funds are not limited. The planned gross capitalization represents the gross book value of real estate assets plus estimated investment capacity, as of the most recent quarter end.

(7)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

During the three months ended June 30, 2007, we exercised our option to purchase the remaining equity interest, based on the fair market value as stipulated in the joint venture agreement, in AMB Pier One, LLC, for a nominal amount. AMB Pier One, LLC, is a joint venture related to the 2000 redevelopment of the pier that houses our global headquarters in San Francisco, California. As a result, the investment was consolidated as of June 30, 2007.

As of June 30, 2007, we also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of June 30, 2007, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $2.9 million and $2.7 million, respectively, is included in other assets on the consolidated balance sheets as of June 30, 2007 and December 31, 2006.

Common and Preferred Equity.  We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of June 30, 2007: 1,595,337 shares of series D preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

During the six months ended June 30, 2007, we issued approximately 8.4 million shares of our common stock for net proceeds of approximately $472.1 million, which were contributed to the operating partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in our stock price at issuance as compared to the book value per share at the time of issuance. We intend to use the proceeds from the offering for general corporate purposes and, over the long term, to expand our global development business.

In December 2005, our board of directors approved a new two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of our common stock. We did not repurchase or retire any shares of our common stock during the three and six months ended June 30, 2007.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of June 30, 2007, our share of total debt-to-our share of total market capitalization ratio was 32.2%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

As of June 30, 2007, the aggregate principal amount of our secured debt was $1.3 billion, excluding unamortized debt premiums of $5.0 million. Of the $1.3 billion of secured debt, $1.1 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 9.4% per annum (with a weighted average rate of 6.1%) and final maturity dates ranging from September 2007 to February 2024. As of June 30, 2007, $1.1 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3%, while the remaining $228.7 million bear interest at variable rates (with a weighted average interest rate of 5.3%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is one of our subsidiaries, entered into a loan agreement for a $305 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160 million and an interest rate that is fixed at 5.29%. The second is a $40 million note with an interest rate of 81 basis points above the one-month LIBOR rate. The third note has a principal of $84 million and a fixed interest rate of 5.90%. The fourth note has a principal of $21 million and bears interest at a rate of 135 basis points above the one-month LIBOR rate.

As of June 30, 2007, the operating partnership had outstanding an aggregate of $1.1 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.2% and had an average term of 4.5 years. These unsecured senior debt securities include $300.0 million in notes issued in June 1998, $205.0 million of medium-term notes, which were issued under the operating partnership’s 2000 medium-term note program, $275.0 million of medium-term notes, which were issued under the operating partnership’s 2002 medium-term note program, $175.0 million of medium-term notes, which were issued under the operating partnership’s 2006 medium-term note program and approximately $112.5 million of 5.094% Notes Due 2015, which were issued to Teachers Insurance and Annuity Association of America on July 11, 2005 in a private placement, in exchange for the cancelled $100.0 million of notes that were issued in June 1998, resulting in a discount of approximately $12.5 million. The unsecured senior debt securities are subject to various covenants.

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

Credit Facilities.  The operating partnership has a $550.0 million unsecured revolving credit facility which matures on June 1, 2010. We are a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 42.5 basis points as of June 30, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British Pounds Sterling. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2007, was $43.4 million and the remaining amount available was $489.3 million, net of outstanding letters of credit of $17.3 million.

AMB Japan Finance Y.K., a subsidiary of the operating partnership has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, which, using the exchange rate in effect at June 30, 2007, equaled approximately $365.3 million U.S. dollars. On June 15, 2007, AMB Japan Finance Y.K. exercised an existing accordion feature to increase this unsecured revolving credit facility to 55.0 billion Yen, which using the exchange rate in effect at June 30, 2007, equaled approximately $446.5 million U.S. dollars. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 42.5 basis points as of June 30, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of June 30, 2007. As of June 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2007, was $360.4 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

The operating partnership also has a $250.0 million unsecured revolving credit facility. We, along with the operating partnership, guarantee the obligations for such subsidiaries and other entities controlled by us or the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to our credit facility. The credit facility includes a multi-currency component under which up to $250.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars and Euros. The line, which matures in February 2010 and carries a one-year extension option, can be increased to up to $350.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60 basis points as of June 30, 2007, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2007, the outstanding balance on this facility was approximately $158.3 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On December 8, 2006, we executed a 228.0 million Euros facility agreement (approximately $308.5 million in U.S. dollars, using the exchange rate at June 30, 2007), which provides that certain of our affiliates may borrow either acquisition loans, up to a 100.0 million Euros sub-limit (approximately $135.4 million in U.S. dollars, using the exchange rate at June 30, 2007), or secured term loans, in connection with properties located in France,

Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, we increased the facility amount limit from 228.0 million Euros to 328.0 million Euros (approximately $436.3 million in U.S. dollars, using the exchange rate at June 30, 2007). Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. We initially guaranteed the acquisition loan facility and were the carve-out indemnitor in respect of the term loans. According to the facility agreement these responsibilities will be transferred upon the occurrence of certain events, and we will be fully discharged from all such obligations upon such transfer. On June 12, 2007, AMB Europe Fund I, FCP-FIS, assumed, and we were released from, all of our obligations and liabilities under the facility agreement. On June 12, 2007, there were 200.7 million Euros (approximately $271.8 million in U.S. dollars, using the exchange rate at June 30, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

The tables below summarize our debt maturities and capitalization as of June 30, 2007 (dollars in thousands):

Debt
	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Other	Total
	Debt(1)	Debt(1)	Securities	Facilities(2)	Debt	Debt

2007	$57,917	$29,640	$55,000	$—	$13,179	$155,736
2008	69,188	79,398	175,000	—	810	324,396
2009	25,799	127,993	100,000	—	873	254,665
2010	65,905	95,179	250,000	562,184	941	974,209
2011	115	189,611	75,000	—	1,014	265,740
2012	2,044	449,587	—	—	1,093	452,724
2013	—	46,447	175,000	—	65,920 (5)	287,367
2014	—	4,076	—	—	616	4,692
2015	—	18,780	112,491	—	664	131,935
2016	—	54,995	—	—	—	54,995
Thereafter	—	19,091	125,000	—	—	144,091

Subtotal	220,968	1,114,797	1,067,491	562,184	85,110	3,050,550
Unamortized premiums (discounts)	1,225	3,712	(9,993)	—	—	(5,056)

Total consolidated debt	222,193	1,118,509	1,057,498	562,184	85,110	3,045,494
Our share of unconsolidated joint venture debt(3)	—	458,931	—	—	42,252	501,183

Total debt(4)	222,193	1,577,440	1,057,498	562,184	127,362	3,546,677
Joint venture partners’ share of consolidated joint venture debt	—	(717,813)	—	—	(52,000)	(769,813)

Our share of total debt(4)	$222,193	$859,627	$1,057,498	$562,184	$75,362	$2,776,864

Weighed average interest rate	6.0%	6.2%	6.2%	2.1%	6.4%	5.4%
Weighed average maturity (in years)	1.6	4.6	4.5	2.8	5.0	4.0

(1)	Our secured debt and joint venture debt include debt related to European and Asian assets in the amount of $60.5 million and $45.5 million, respectively, translated to U.S. dollars using the exchange rate in effect on June 30, 2007.

(2)	Represents three credit facilities with total capacity of approximately $1.2 billion. Includes $403.8 million and $158.3 million in Yen and Canadian dollar-based borrowings, respectively, translated to U.S. dollars using the foreign exchange rates in effect on June 30, 2007.

(3)	The weighted average interest and average maturity for the unconsolidated joint venture debt were 4.5% and 5.1 years, respectively.

(4)	Our share of total debt represents the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(5)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

Market Equity as of June 30, 2007
Security	Shares/Units Outstanding	Market Price	Market Value

Common stock	99,660,284	$53.22	$5,303,920
Common limited partnership units(1)	4,402,174	53.22	234,284

Total	104,062,458		$5,538,204

(1)	Includes 1,258,713 class B common limited partnership units issued by AMB Property II, L.P.

Preferred Stock and Units as of June 30, 2007
Security	Dividend Rate	Liquidation Preference	Redemption/Callable Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the Series D Cumulative Redeemable Preferred Limited Partnership Units to, among other things, change the rate applicable to the Series D Cumulative Redeemable Preferred Limited Partnership Units from 7.75% to 7.18% and change the date prior to which the Series D Cumulative Redeemable Preferred Limited Partnership Units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of June 30, 2007

Total debt-to-total market capitalization(1)	37.7%
Our share of total debt-to-our share of total market capitalization(1)	32.2%
Total debt plus preferred-to-total market capitalization(1)	41.1%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	35.8%
Our share of total debt-to-our share of total book capitalization(1)	48.9%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of June 30, 2007. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of June 30, 2007, we had $224.0 million in cash and cash equivalents and $667.0 million of additional available borrowings under our credit facilities. As of June 30, 2007, we had $27.1 million in restricted cash.

Our board of directors declared a regular cash dividend for the quarter ended June 30, 2007 of $0.50 per share of common stock, and the operating partnership announced its intention to pay a regular cash distribution for the quarter ended June 30, 2007 of $0.50 per common unit. The dividends and distributions were payable on July 16, 2007 to stockholders and unitholders of record on July 6, 2007. The series L, M, O and P preferred stock dividends were payable on July 16, 2007 to stockholders of record on July 6, 2007. The series  I, J and K preferred unit quarterly distributions were paid on April 17, 2007. The series D preferred unit quarterly distributions were paid on June 25, 2007. The following table sets forth the dividends and distributions paid or payable per share or unit for the three and six months ended June 30, 2007 and 2006:

				For the Six
		For the Three Months		Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2007	2006	2007	2006

AMB Property Corporation	Common stock	$0.500	$0.460	$1.000	$0.920
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	n/a	$0.856	n/a
Operating Partnership	Common limited partnership units	$0.500	$0.460	$1.000	$0.920
Operating Partnership	Series J preferred units(1)	$0.011	$0.994	$1.005	$1.988
Operating Partnership	Series K preferred units(1)	$0.011	$0.994	$1.005	$1.988
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460	$1.000	$0.920
AMB Property II, L.P.	Series D preferred units	$0.838	$0.969	$1.840	$1.938
AMB Property II, L.P.	Series E preferred units(2)	n/a	$0.807	n/a	$1.776
AMB Property II, L.P.	Series F preferred units(3)	n/a	$0.994	n/a	$1.988
AMB Property II, L.P.	Series H preferred units(4)	n/a	n/a	n/a	$0.970
AMB Property II, L.P.	Series I preferred units(5)	$0.244	$1.000	$1.244	$2.000
AMB Property II, L.P.	Series N preferred units(6)	n/a	n/a	n/a	$0.215

(1)	In April 2007, the operating partnership redeemed all of its series J and series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(5)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

(6)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the operating partnership and AMB Property II, L.P. repurchased all of such units from the operating partnership.

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

Capital Commitments

Development Starts.  During the three months ended June 30, 2007, we initiated nine new industrial development projects in North America and Asia and one value added conversion project in North America with a total expected investment of $265.1 million, aggregating approximately 3.2 million square feet. During the six months ended June 30, 2007, we initiated 14 new industrial development projects in North America and Asia and one value added conversion project in North America with a total expected investment of $455.8 million, aggregating approximately 5.1 million square feet.

Development Pipeline.  As of June 30, 2007, we had 46 industrial projects in our development pipeline, which is expected to total approximately 15.7 million square feet and have an aggregate estimated investment of $1.5 billion upon completion. We have an additional nine development projects available for sale or contribution totaling approximately 2.2 million square feet, with an aggregate estimated investment of $227.1 million. As of June 30, 2007, we and our joint venture partners had funded an aggregate of $972.0 million and needed to fund an estimated additional $490.0 million in order to complete our development pipeline. The development pipeline, at June 30, 2007, included projects expected to be completed through the second quarter of 2009. In addition, during the three months ended June 30, 2007, we acquired 515 acres of land for industrial warehouse development in North America and Asia for approximately $72.4 million. During the six months ended June 30, 2007, we acquired 937 acres of land for industrial warehouse development in North America and Asia for approximately $113.2 million.

Acquisition Activity.  During the three months ended June 30, 2007, on an owned and managed basis, we acquired 23 industrial properties, aggregating approximately 5.4 million square feet for a total expected investment of $494.6 million (includes acquisition costs of $487.6 million and estimated acquisition capital of $7.0 million). Of the 23 industrial properties acquired, three industrial properties aggregating approximately 0.2 million square feet for a total expected investment of $16.6 million (includes acquisition costs of $16.0 million and estimated acquisition capital of $0.6 million) were acquired directly by us and 20 industrial properties aggregating approximately 5.2 million square feet for a total expected investment of $478.0 million (includes acquisition costs of $471.6 million and estimated acquisition capital of $6.4 million) were acquired through four of our unconsolidated joint ventures. During the six months ended June 30, 2007, on an owned and managed basis, we acquired 31 industrial properties aggregating approximately 7.2 million square feet for a total expected investment of $636.4 million (includes acquisition costs of $624.6 million and estimated acquisition capital of $11.8 million).

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Joint Ventures.  Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2007, we had investments in co-investment joint ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment joint ventures of $263.7 million and a gross book value of $3.5 billion. As of June 30, 2007, we may make additional capital contributions to current and planned co-investment joint ventures of up to $153.0 million (using the exchange rates at June 30, 2007) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment partnership, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment joint venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these funds. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of June 30, 2007, we had provided approximately $23.6 million in letters of credit, of which $17.3 million was provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Other than parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of June 30, 2007, we had outstanding guarantees and contribution obligations in the aggregate amount of $340.8 million as described below.

As of June 30, 2007, we had outstanding guarantees in the amount of $70.3 million in connection with certain acquisitions. As of June 30, 2007, we also guaranteed $27.1 million and $83.2 million on outstanding loans on three of our consolidated joint ventures and two of our unconsolidated joint ventures, respectively.

In addition, as of June 30, 2007, we have guaranteed $13.2 million on outstanding property debt incurred by our unconsolidated joint ventures. Such guarantees will require payment by us of all or part of the applicable joint venture’s debt obligations upon certain defaults by the joint venture. Our potential obligations under these guarantees may be greater than our share of the applicable joint venture fund’s debt obligations or the value of our share of any property securing such debt.

Also, we have entered into contribution agreements in connection with certain contributions of properties to our unconsolidated joint venture funds. These contribution agreements require us to make additional capital contributions to the applicable joint venture fund upon certain defaults by the joint venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable joint venture’s debt obligation and may be greater than our share of the joint venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements are $147.0 million as of June 30, 2007.

Performance and Surety Bonds.  As of June 30, 2007, we had outstanding performance and surety bonds in an aggregate amount of $14.1 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

FFO.  We believe that net income, as defined by accounting principles generally accepted in the United States, or GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, to be a useful supplemental measure of our operating performance. FFO is defined as net income, calculated in accordance with GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO, as defined by NAREIT, is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for real estate investment trusts that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies.

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

The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands, except per share and unit amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income available to common stockholders(1)	$111,390	$72,335	$133,120	$95,719
Gains from sale or contribution of real estate, net of minority interests	(75,091)	(17,073)	(75,262)	(24,087)
Depreciation and amortization:
Total depreciation and amortization	41,483	44,500	82,504	87,254
Discontinued operations’ depreciation	4	(62)	8	452
Non-real estate depreciation	(1,401)	(1,068)	(2,578)	(2,068)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	8,067	8,895	15,260	17,297
Limited partnership unitholders’ minority interests (Net income)	4,001	341	4,495	1,068
Limited partnership unitholders’ minority interests (Development profits)	1,251	2,208	1,801	2,240
Discontinued operations’ minority interests (Net income)	25	209	(4)	463
FFO attributable to minority interests	(15,312)	(21,748)	(31,616)	(42,183)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(1,748)	(8,278)	(3,861)	(10,366)
Our share of FFO	5,805	2,096	11,480	5,305

Funds from operations	$78,474	$82,355	$135,347	$131,094

Basic FFO per common share and unit	$0.76	$0.90	$1.35	$1.44

Diluted FFO per common share and unit	$0.74	$0.87	$1.32	$1.39

Weighted average common shares and units:
Basic	103,382,918	91,702,701	100,193,117	91,302,729

Diluted	105,806,524	94,520,866	102,866,432	94,534,263

(1)	Includes losses from undepreciated land sales of ($0.2) million for the three months ended 2006. Includes gains from undepreciated land sales of $0.2 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same-store net operating income, or SS NOI and cash-basis same store net operating income to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties for which we held a certificate of occupancy or where building has been substantially complete for at least 12 months). In deriving same store net operating income, we define net operating income as rental revenues (as calculated in accordance with GAAP), including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis same store net operating income, we exclude straight-line rents and amortization of lease intangibles from the calculation of same store net operating income. We consider cash-basis same store net operating income to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that same store net operating income and cash-basis same store net operating income helps the investing public compare our operating performance with that of other companies. While same store net operating income and cash-basis same store net operating income are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. Same store net operating income and cash-basis same store net operating income also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of same store net operating income and cash-basis same store net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

			For the Six Months
	For the Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$118,269	$75,353	$143,951	$102,930
Private capital income	(8,518)	(4,943)	(14,443)	(10,049)
Depreciation and amortization	41,483	44,500	82,504	87,254
Impairment losses	—	5,394	257	5,394
General and administrative	30,260	25,142	60,114	48,190
Other expenses	1,139	(296)	2,051	241
Fund costs	277	479	518	1,093
Total other income and expenses	(78,554)	(11,924)	(63,920)	21,201
Total minority interests’ share of income	16,122	14,879	28,070	29,041
Total discontinued operations	(868)	(21,199)	(1,657)	(30,558)
Cumulative effect of change in accounting principle	—	—	—	(193)

Net Operating Income (NOI)	119,610	127,385	237,445	254,544
Less non same store NOI	(17,715)	(29,568)	(35,019)	(59,034)
Less non-cash adjustments(1)	(1,103)	(2,153)	(2,271)	(5,962)

Cash-basis same store NOI	$100,792	$95,664	$200,155	$189,548

(1)	Non-cash adjustments include straight line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the three and six months ended June 30, 2007:

	For the Three	For the Six
	Months Ended	Months Ended
Operating Portfolio(1)	June 30, 2007	June 30, 2007

Square feet owned(2)(3)	111,335,628	111,335,628
Occupancy percentage(3)	96.1%	96.1%
Average occupancy percentage	94.9%	94.9%
Weighted average lease terms (years)
Original	6.0	6.0
Remaining	3.4	3.4
Trailing four quarter tenant retention	76.0%	76.0%
Same Space Leasing Activity(4):
Rent increases on renewals and rollovers	2.0%	2.4%
Same space square footage commencing (millions)	4.5	9.7
Second Generation Leasing Activity(5):
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.30	$1.12
Re-tenanted	2.86	3.07

Weighted average	$2.08	$1.94

Square footage commencing (millions)	5.7	11.7

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution which have not reached 90% economic occupancy.

(2)	In addition to owned square feet as of June 30, 2007, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of properties. As of June 30, 2007, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of June 30, 2007, we also had investments in 7.3 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures.

(3)	On a consolidated basis, we had approximately 77.4 million rentable square feet with an occupancy rate of 96.6% at June 30, 2007.

(4)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties for the three and six months ended June 30, 2007:

	For the Three	For the Six
	Months Ended	Months Ended
Same Store Pool(1)	June 30, 2007	June 30, 2007

Square feet in same store pool(2)(3)	85,808,842	85,808,842
% of total square feet	77.1%	77.1%
Occupancy percentage(3)
June 30, 2007	96.4%	96.4%
June 30, 2006	95.6%	95.6%
Weighted average lease terms (years)
Original	6.1	6.1
Remaining	3.2	3.2
Trailing four quarter tenant retention	75.8%	75.8%
Same Space Leasing Activity(4):
Rent increases on renewals and rollovers	1.6%	2.2%
Same space square footage commencing (millions)	4.3%	8.5%
Growth% increase (decrease) (including straight-line rents and amortization of lease intangibles):
Revenues(5)	4.2%	4.0%
Expenses(5)	4.8%	4.8%
Net operating income(5)(6)	4.0%	3.7%
Growth% increase (decrease) (excluding straight-line rents and amortization of lease intangibles):
Revenues(5)	5.5%	5.8%
Expenses(5)	4.8%	4.8%
Net operating income(5)(6)	5.8%	6.2%

(1)	Same store properties are those properties that we owned and managed during both the current and prior year reporting periods, excluding properties purchased and development properties stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

(2)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(3)	On a consolidated basis, we had approximately 73.6 million square feet with an occupancy rate of 96.6% at June 30, 2007.

(4)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(5)	For the three months ended June 30, 2007, on a consolidated basis, the percentage change was 4.2%, 5.5% and 3.7%, respectively, for revenues, expenses and net operating income (including straight-line rents and amortization of lease intangibles) and 5.4%, 5.5% and 5.4%, respectively, for the revenues, expenses and net operating income (excluding straight line rents and amortization of lease intangibles). For the six months ended June 30, 2007, on a consolidated basis, the percentage change was 4.4%, 5.9% and 3.8%, respectively, for revenues, expenses and net operating income (including straight-line rents and amortization of lease intangibles) and 5.7%, 5.9% and 5.6%, respectively, for the revenues, expenses and net operating income (excluding straight line rents and amortization of lease intangibles).

(6)	See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2007, we had one outstanding interest rate swap with a notional amount of $25.0 million. See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $5.1 million as of June 30, 2007 (dollars in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt(1)	$136,417	$258,350	$185,284	$411,593	$248,314	$966,902	$2,206,860
Average interest rate	6.6%	6.9%	5.0%	6.6%	6.7%	6.1%	6.3%
Variable rate debt(2)	$19,319	$66,046	$69,381	$562,616	$17,426	$108,902	$843,690
Average interest rate	4.6%	3.0%	6.0%	2.1%	6.6%	6.6%	3.2%
Interest Payments	$9,855	$19,807	$13,375	$39,094	$17,840	$65,915	$165,886

(1)	Represents 72.3% of all outstanding debt.

(2)	Represents 27.7% of all outstanding debt.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest expense on the variable rate debt would be $2.7 million (net of swaps) annually. As of June 30, 2007, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.0 billion and $3.1 billion respectively, based on our estimate of current market interest rates.

As of June 30, 2007 and December 31, 2006, variable rate debt comprised 27.7% and 37.1%, respectively, of all our outstanding debt. Variable rate debt was $843.7 million and $1.3 billion, respectively, as of June 30, 2007 and December 31, 2006. The decrease is primarily due to lower outstanding balances on our credit facilities. We believe this decrease in our outstanding variable rate debt decreases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at June 30, 2007 was one interest rate swap hedging cash flows of variable rate borrowings based on U.S. Libor (USD).

The following table summarizes our financial instruments as of June 30, 2007 (in thousands):

	Maturity Dates	Notional	Fair
Related Derivatives (in thousands)	June 9, 2010	Amount	Value

Notional Amount (U.S. Dollars)	$25,000	$25,000
Receive Floating(%)	US LIBOR
Pay Fixed Rate(%)	5.17%
Fair Market Value	$81		$81

Total		$25,000	$81

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States is generally the local currency of the country in which the entity is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The losses resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and totaled $0.6 million for the six months ended June 30, 2007.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three and six months ended June 30, 2007, gains from remeasurement included in our results of operations were $0.7 million and $0.2 million, respectively.

We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities may be substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

As of June 30, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing and interest rate risk.

As of June 30, 2007, we had total debt outstanding of $3.0 billion. We guarantee the operating partnership’s obligations with respect to the senior debt securities referenced in our financial statements. We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. We anticipate that we will repay only a small portion of the principal of our debt prior to maturity. Accordingly, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of our existing debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then we expect that our cash flow will not be sufficient in all years to repay all such maturing debt and to pay dividends to our stockholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, the market price of our stock, our ability to pay principal and interest on our debt and our ability to pay dividends to our stockholders.

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

In addition, as of June 30, 2007, we have guaranteed $13.2 million on outstanding property debt incurred by our unconsolidated joint ventures. Such guarantees will require payment by us of all or part of the applicable joint venture’s debt obligations upon certain defaults by the joint venture. Our potential obligations under these guarantees may be greater than our share of the applicable joint venture fund’s debt obligations or the value of our share of any property securing such debt. Also, we have entered into contribution agreements in connection with certain contributions of properties to our unconsolidated joint venture funds. These contribution agreements require us to make additional capital contributions to the applicable joint venture fund upon certain defaults by the joint venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable joint venture’s debt obligation and may be greater than our share of the joint venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements are $147.0 million as of June 30, 2007. We intend to continue to guarantee debt of our unconsolidated joint venture funds and make additional contributions to our unconsolidated joint venture funds in connection with property contributions to the funds. Such payment obligations under such guarantees and contribution obligations under such contribution agreements, if required to be paid, could be of a magnitude that could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our senior unsecured long-term debt and preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. Since we depend on debt financing to fund our acquisition and development activity, adverse changes in our credit ratings could negatively impact our development and acquisition activity, future growth, financial condition, and the market price of our stock.

We may not be successful in contributing properties to our joint venture funds or disposing of properties to third parties.

We regularly contribute properties that we acquire or develop to our joint venture funds, or sell these properties to third parties, and we intend to continue to contribute and sell properties as opportunities arise and build our private capital business. Our ability to contribute or sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties, current market conditions, including the capitalization rates applicable to our properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute or sell these properties. Continued access to debt and equity capital, in the private and public markets, by our joint venture funds is necessary in order for us to continue our strategy of contributing properties to these funds. Should we not have sufficient properties available that meet the investment criteria of current or future joint venture funds, or should the joint venture funds have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flow and on the value of our securities. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flow, our ability to meet our debt obligations in a timely manner and the value of our securities in subsequent periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 10, 2007, at which our stockholders voted to elect nine directors, who are listed below, to our Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	For	Against	Abstain

Hamid R. Moghadam	90,084,716	573,059	107,673
Afsaneh M. Beschloss	90,389,272	273,025	103,150
T. Robert Burke	90,566,898	95,825	102,724
David A. Cole	90,349,337	309,763	106,347
Lydia H. Kennard	90,065,395	593,045	107,008
J. Michael Losh	85,728,299	4,928,859	108,290
Frederick W. Reid	90,343,835	312,618	108,994
Jeffrey L. Skelton,Ph.D	90,156,070	460,004	149,373
Thomas W. Tusher	90,328,330	329,442	107,675

At our Annual Meeting of Stockholders on May 10, 2007, our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm were as follows:

For	Against	Absentions	Broker Non-Votes

89,114,467	1,592,025	58,956	0

At our Annual Meeting of Stockholders on May 10, 2007, our stockholders approved the adoption of the Amended and Restated 2002 Stock Option and Incentive Plan. The stockholders’ votes with respect to the approval were as follows:

For	Against	Absentions	Broker Non-Votes

43,985,548	39,842,474	513,735	6,423,690

At our Annual Meeting of Stockholders on May 10, 2007, our stockholders did not approve a stockholder proposal regarding pay-for-superior performance. The stockholders’ votes with respect to the proposal were as follows:

For	Against	Absentions	Broker Non-Votes

33,029,827	50,427,378	884,553	6,423,690

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles Supplementary Redesignating and Reclassifying 510,000 Shares of 8.00% Series I Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.2	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series J Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.3	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series K Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
10.1	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on May 15, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 9, 2007.
32.1	18 U.S.C. § 1350 Certifications dated August 9, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: August 9, 2007