Form 10-K/A
period 2006-12-31
AMB PROPERTY CORP
filed 2007-10-26
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13545
AMB Property Corporation
(Exact name of registrant as specified in its charter)

Maryland	94-3281941
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)
(415) 394-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $.01 par value	New York Stock Exchange
6 1/2% Series L Cumulative Redeemable Preferred Stock	New York Stock Exchange
6 3/4% Series M Cumulative Redeemable Preferred Stock	New York Stock Exchange
7% Series O Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.85% Series P Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

This Annual Report on Form 10-K for AMB Property Corporation for the year ended December 31, 2006 is being amended to revise Part II, Item 8 and Part IV, Item 15 (a)(1) and (2) and 15(c)(1) to include audited financial statements for AMB Japan Fund I, L.P.

PART II

Item 8.	Financial Statements and Supplementary Data

See Item 15: “Exhibits and Financial Statement Schedule.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedule of AMB Property Corporation:

The following consolidated financial information is included as a separate section of this report on Form 10-K.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).
3.4	Articles Supplementary redesignating and reclassifying all 2,200,000 Shares of the 8.75% Series C Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).
3.6	Articles Supplementary redesignating and reclassifying 130,000 Shares of 7.95% Series F Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.7	Articles Supplementary redesignating and reclassifying all 20,000 Shares of 7.95% Series G Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 of AMB Property Corporation’s Form 8-A filed on June 20, 2003).
3.9	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 of AMB Property Corporation’s Form 8-A filed on November 12, 2003).
3.10	Articles Supplementary redesignating and reclassifying all 1,300,000 shares of 8 5/8% Series B Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.11	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.19 to AMB Property Corporation’s Registration Statement on Form 8-A filed on December 12, 2005).
3.12	Articles Supplementary redesignating and reclassifying all 4,600,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.13	Articles Supplementary redesignating and reclassifying all 840,000 shares of 8.125% Series H Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 24, 2006).
3.14	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Registration Statement on Form 8-A filed on August 24, 2006).
3.15	Articles Supplementary redesignating and reclassifying all 220,440 shares of 7.75% Series E Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
3.16	Articles Supplementary redesignating and reclassifying 267,439 shares of 7.95% Series F Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit
Number	Description

3.17	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock. (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.18	Fifth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Form 8-A filed on June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Form 8-A filed on November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Form 8-A filed on August 24, 2006).
4.6	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.7	$25,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.8	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.9	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.10	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).
4.13	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
4.14	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).
4.15	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.16	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).

Exhibit
Number	Description

4.17	$175,000,000 Fixed Rate Note No, B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005).
4.18	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.19	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form S-11 (No. 333-49163)).
4.20	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.21	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.22	Fourth Supplemental Indenture, dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K/A filed on November 16, 2000).
4.23	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.24	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.25	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.26	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.27	$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 15, 2006).
4.28	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.29	Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).
4.30	Registration Rights Agreement dated as of April 17, 2002 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).

Exhibit
Number		Description

4.31		Registration Rights Agreement dated as of September 21, 2001 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).
4.32		Registration Rights Agreement dated as of March 21, 2001 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).
4.33		Registration Rights Agreement dated as of May 5, 1999 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
4.34		Registration Rights Agreement dated as of November 1, 2006 by and among AMB Property Corporation, AMB Property II, L.P., J.A. Green Development Corp. and JAGI, Inc. (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
10.1		Dividend Reinvestment and Direct Purchase Plan, dated July 9, 1999 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Report Form 10-Q for the quarter ended June 30, 1999).
*10	.2	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.5	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 4.15 of AMB Property Corporation’s Registration Statement on Form S-8 (No. 333-90042)).
*10	.6	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).
10.7		Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 30, 2006).
10.8		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
10.9		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).

Exhibit
Number	Description

10.10	Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.11	Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.12	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.13	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.14	Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference in Exhibit 10.19 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.15	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference in Exhibit 10.20 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.16	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).
10.17	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).
10.18	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property Corporation’s Current Report on Form 8-K filed on November 6, 2003).

Exhibit
Number		Description

10.19		Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.20		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
10.21		Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2006).
*10	.22	Separation Agreement and Release of All Claims, dated August 17, 2005, by and between AMB Property Corporation and David S. Fries (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 17, 2005).
10.23		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006).
10.24		Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 19, 2006).
10.25		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006).
10.26		AMB 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
10.27		Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit
Number	Description

10.28	Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
10.29	Separation Agreement and Release of All Claims, dated November 20, 2006, by and between AMB Property Corporation and W. Blake Baird (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
10.30	Separation Agreement and Release of All Claims, dated November 21, 2006, by and between AMB Property Corporation and Michael A. Coke (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
10.31	Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 14, 2006).
10.32	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.33	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.34	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.35	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.36	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
21.1	Subsidiaries of AMB Property Corporation (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of AMB Property Corporation’s Annual Report on Form 10-K filed on February 23, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 23, 2007 (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 25, 2007.

Exhibit
Number	Description

32.1	18 U.S.C. § 1350 Certifications dated February 23, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement

(b) Financial Statement Schedule:

See Item 15(a)(1) and (2) above.

(c)(1) Financial Statements of AMB Japan Fund I, L.P. on page S-11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property Corporation has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB PROPERTY CORPORATION

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chairman of the Board, President and
Chief Executive Officer

Date: October 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hamid R. Moghadam Hamid R. Moghadam	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 25, 2007

/s/ T. Robert Burke* T. Robert Burke	Director	October 25, 2007

/s/ David A. Cole* David A. Cole	Director	October 25, 2007

/s/ Lydia H. Kennard* Lydia H. Kennard	Director	October 25, 2007

/s/ J. Michael Losh* J. Michael Losh	Director	October 25, 2007

/s/ Frederick W. Reid* Frederick W. Reid	Director	October 25, 2007

/s/ Jeffrey L. Skelton* Jeffrey L. Skelton	Director	October 25, 2007

/s/ Thomas W. Tusher* Thomas W. Tusher	Director	October 25, 2007

Carl B. Webb	Director	October 25, 2007

Name	Title	Date

/s/ Thomas S. Olinger Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	October 25, 2007

/s/ Nina A. Tran* Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	October 25, 2007

*/s/Hamid R. Moghadam Hamid R. Moghadam	Attorney-in Fact	October 25, 2007

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of AMB Property Corporation’s Form 10-K for the year ended December 31, 2006, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2006, 2005 and 2004
(dollars in thousands)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance as of December 31, 2003	$103,373	81,792,913	$818	$1,551,441	$—	$1,505	$1,657,137
Net income	7,131	—	—	—	118,340	—
Unrealized loss on securities and derivatives	—	—	—	—	—	(2,058)
Currency translation adjustment	—	—	—	—	—	(438)
Total comprehensive income	—						122,975
Stock — based compensation amortization and issuance of restricted stock, net	—	204,556	2	10,442	—	—	10,444
Exercise of stock options	—	1,233,485	12	27,709	—	—	27,721
Conversion of partnership units	—	17,686	—	618	—	—	618
Forfeiture of restricted stock	—	—	—	(646)	—	—	(646)
Reallocation of partnership interest	—	—	—	1,038	—	—	1,038
Offering costs	(169)	—	—	—	—	—	(169)
Dividends	(7,131)	—	—	(22,507)	(118,340)	—	(147,978)

Balance as of December 31, 2004	103,204	83,248,640	832	1,568,095	—	(991)	1,671,140
Net income	7,388	—	—	—	250,419	—
Unrealized gain on securities and derivatives	—	—	—	—	—	421
Currency translation adjustment	—	—	—	—	—	(1,846)
Total comprehensive income	—						256,382
Issuance of preferred stock, net	72,344	—	—	—	—	—	72,344
Stock — based compensation amortization and issuance of restricted stock, net	—	183,216	2	12,294	—	—	12,296
Exercise of stock options	—	2,033,470	20	48,452	—	—	48,472
Conversion of partnership units	—	349,579	3	15,105	—	—	15,108
Forfeiture of restricted stock	—	—	—	(1,869)	—	—	(1,869)
Reallocation of partnership interest	—	—	—	(891)	—	—	(891)
Dividends	(7,388)	—	—	—	(149,295)	—	(156,683)

Balance as of December 31, 2005	175,548	85,814,905	857	1,641,186	101,124	(2,416)	1,916,299
Net income	13,582	—	—	—	209,420	—
Unrealized gain on securities and derivatives	—	—	—	—	—	825
Currency translation adjustment	—	—	—	—	—	(187)
Total comprehensive income	—						223,640
Issuance of preferred stock, net	48,086	—	—	—	—	—	48,086
Stock — based compensation amortization and issuance of restricted stock, net	—	331,911	3	20,733	—	—	20,736
Exercise of stock options	—	2,697,315	27	55,494	—	—	55,521
Conversion of partnership units	—	818,304	8	45,143	—	—	45,151
Forfeiture of restricted stock	—	—	—	(3,454)	—	—	(3,454)
Cumulative effect of change in accounting principle	—	—	—	(193)	—	—	(193)
Reallocation of partnership interest	—	—	—	37,940	—	—	37,940
Offering costs	(217)	—	—	—	—	—	(217)
Dividends	(13,582)	—	—	—	(163,270)	—	(176,852)

Balance as of December 31, 2006	$223,417	89,662,435	$895	$1,796,849	$147,274	$(1,778)	$2,166,657

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2006, 2005 and 2004, the Company elected to distribute all of its taxable capital gain. The taxability of the Company’s distributions to common stockholders is summarized below:

	2006		2005		2004

Ordinary income	$0.53	38.4%	$0.50	23.0%	$0.78	46.1%
Capital gains	0.16	11.6%	1.34	61.1%	0.37	21.9%
Unrecaptured Section 1250 gain	0.20	14.4%	0.35	15.9%	0.15	8.9%

Dividends paid or payable	0.89	64.4%	2.19	100.0%	1.30	76.9%

Return of capital	0.49	35.6%	—	0.0%	0.39	23.10

Total distributions	$1.38	100.0%	$2.19	100.0%	$1.69	100.0%

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

The Company’s consolidated co-investment joint ventures’ total investment and property debt in properties at December 31, 2006 and 2005 (dollars in thousands) were:

		Company’s	Total Investment
		Ownership	in Real Estate(1)		Property Debt(2)		Other Debt
Co-investment Joint Venture	Joint Venture Partner	Percentage	2006	2005	2006	2005	2006	2005

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,942	$99,722	$20,605	$40,710	$—	$—
AMB Partners II, L.P.	City and County of San Francisco	20%	679,138	592,115	323,532	291,684	65,000	—
	Employees’ Retirement System
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	444,990	436,713	235,480	239,944	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	519,534	507,493	243,263	245,056	—	—
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	153,563	146,007	78,904	63,143	—	—
AMB Institutional Alliance Fund III, L.P.(7)	AMB Institutional Alliance REIT III, Inc.	23%	—	749,634	—	421,290	—	—

			$1,850,167	$2,531,684	$901,784	$1,301,827	$65,000	$—

(1)	The Company also had other consolidated joint ventures with total investments in real estate of $579.3 million as of December 31, 2006.

(2)	The Company also had other consolidated joint ventures with property debt of $123.6 million as of December 31, 2006.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of December 31, 2006.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

(7)	AMB Institutional Alliance Fund III, L.P., is an open-ended co-investment partnership formed in 2004 with institutional investors, which effective October 1, 2006, was deconsolidated on a prospective basis.

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

The table below presents summarized financial information of the Company’s unconsolidated joint ventures as of and for the years ended December 31, 2006, 2005 and 2004:

								Income(loss)
	Net							from	Net
	Investment	Total	Total	Total	Minority			Continuing	Income
2006	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	Operations	(loss)

Co-Investment Joint Ventures:
AMB-SGP Mexico,LLC(1)	$158,959	$172,533	$106,700	$162,963	$1,082	$8,488	$14,514	$(6,796)	$(6,796)
AMB Japan Fund I,L.P.(2)	595,859	673,811	450,270	483,835	48,570	141,406	19,217	1,716	1,716
AMB Institutional Alliance Fund III,L.P.(3)	1,279,564	1,318,709	675,500	714,072	3,090	601,547	80,160	12,691	33,842
AMB DFS Fund I,LLC(4)	78,450	78,475	—	—	—	78,475	—	—	—
Other Industrial Operating Joint Ventures	223,679	241,085	184,423	193,394	—	47,691	37,238	11,529	26,139
Other Investment:
G Accion(5)	9,536	158,733	14,881	45,380	1,610	111,743	18,294	(51,399)	21,532

Total Unconsolidated Ventures	$2,346,047	$2,643,346	$1,431,774	$1,599,644	$54,352	$989,350	$169,423	$(32,259)	$76,433

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006 and 2005

								Income(loss)
	Net							from	Net
	Investment	Total	Total	Total	Minority			Continuing	Income
2005	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	Operations	(loss)

Co-Investment Joint Ventures:
AMB-SGP Mexico,LLC(1)	$105,123	$127,509	$65,351	$86,522	$81,663	$(40,676)	$9,288	$(4,892)	$(4,892)
AMB Japan Fund I,L.P.(2)	121,161	161,469	73,893	106,008	10,043	45,418	6,736	871	871
Other Industrial Operating Joint Ventures	279,526	297,874	232,503	239,335	—	58,539	42,031	9,659	9,713
Other Industrial Development Joint Ventures	33,190	34,542	21,596	22,856	5,471	6,216	732	(305)	(305)
Other Investment:
G Accion(5)	116,549	249,193	91,730	126,456	832	121,905	49,605	(33,977)	1,750

Total Unconsolidated Ventures	$655,549	$870,587	$485,073	$581,177	$98,009	$191,402	$108,392	$(28,644)	$7,137

								Income(loss)
	Net							from	Net
	Investment	Total	Total	Total	Minority			Continuing	Income
2004	in Properties	assets	debt	liabilities	Interests	Equity	Revenues	Operations	(loss)

Co-Investment Joint Ventures:
AMB-SGP Mexico,LLC(1)	$73,300	$103,223	$16,405	$46,870	$48,631	$7,722	$—	$—	$—
Other Industrial Operating Joint Ventures	275,269	290,734	223,215	230,224	—	60,510	38,112	6,765	7,471
Other Industrial Development Joint Ventures	31,640	35,287	27,664	29,360	3,108	2,818	—	(3)	(3)

Total Unconsolidated Ventures	$380,209	$429,244	$267,284	$306,454	$51,739	$71,050	$38,112	$6,762	$7,468

(1)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation. Includes $5.5 million of shareholder loans outstanding at December 31, 2006 between the Company and the co-investment partnership.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors.

(3)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(5)	The Company has a 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico.

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

On June 23, 2003, the Company issued and sold 2,000,000 shares of 6.5% Series L Cumulative Redeemable Preferred Stock at a price of $25.00 per share. Dividends are cumulative from the date of issuance and payable quarterly in arrears at a rate per share equal to $1.625 per annum. The series L preferred stock is redeemable by the Company on or after June 23, 2008, subject to certain conditions, for cash at a redemption price equal to $25.00 per share, plus accumulated and unpaid dividends thereon, if any, to the redemption date. The Company contributed the net proceeds of approximately $48.0 million to the Operating Partnership, and in exchange, the Operating Partnership issued to the Company 2,000,000 6.5% Series L Cumulative Redeemable Preferred Units. The Operating Partnership used the proceeds, in addition to proceeds previously contributed to the Operating Partnership from other equity issuances, to redeem all 3,995,800 of its 8.5% Series A Cumulative Redeemable Preferred Units from the Company on July 28, 2003. The Company, in turn, used those proceeds to redeem all 3,995,800 of our 8.5% Series A Cumulative Redeemable Preferred Stock for $100.2 million, including all accumulated and unpaid dividends thereon, to the redemption date.

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

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Atlanta
Airport Plaza	3	GA	IND	$4,275	$1,811	$5,093	$974	$1,811	$6,067	$7,878	$785	2003	5-40
Airport South Business Park	8	GA	IND	16,086	9,200	16,436	14,476	9,200	30,912	40,112	5,341	2001	5-40
Atlanta South Business Park	9	GA	IND	—	8,047	24,180	4,348	8,047	28,528	36,575	7,728	1997	5-40
AMB Garden City Industrial	1	GA	IND	—	441	2,604	147	462	2,730	3,192	213	2004	5-40
South Ridge at Hartsfield	1	GA	IND	3,828	2,096	4,008	1,130	2,096	5,138	7,234	872	2001	5-40
Southfield/KRDC Industrial SG	13	GA	IND	32,177	13,578	35,730	8,591	13,578	44,321	57,899	7,672	1997	5-40
Southside Distribution Center	1	GA	IND	1,064	766	2,480	105	766	2,585	3,351	385	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,946	5,905	724	1,946	6,629	8,575	1,407	1999	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	389	1,060	3,617	4,677	742	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	737	1,200	4,481	5,681	1,013	1998	5-40
Belden Avenue SGP	3	IL	IND	9,486	5,393	13,655	1,176	5,487	14,737	20,224	3,345	2001	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	23,187	20,799	85,625	106,424	25,407	1993	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	561	1,332	4,557	5,889	1,136	1995	5-40
Chancellory Park	8	IL	IND	35,838	24,491	31,848	1,725	24,491	33,573	58,064	1,106	2002	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	749	762	3,034	3,796	787	1992	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	206	3,705	3,782	7,487	567	2001	5.40
AMB District Industrial	1	IL	IND	—	703	1,338	173	703	1,511	2,214	191	2004	5-40
Elk Grove Village SG	10	IL	IND	15,948	7,059	21,739	5,095	7,059	26,834	33,893	5,928	2001	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	1,599	1,399	5,835	7,234	1,727	1997	5-40
AMB Golf Distribution	1	IL	IND	13,922	7,740	16,749	823	7,740	17,572	25,312	1,207	2005	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	563	1,554	4,971	6,525	1,254	1995	5-40
Hintz Building	1	IL	IND	—	420	1,259	402	420	1,661	2,081	428	1998	5-40
Itasca Industrial Portfolio	5	IL	IND	—	3,830	11,537	2,958	3,830	14,495	18,325	4,703	1994	5-40
AMB Kehoe Industrial	1	IL	IND	—	2,000	3,006	—	2,000	3,006	5,006	39	2006	5-40
Melrose Park Distribution Ctr	1	IL	IND	—	2,936	9,190	2,398	2,936	11,588	14,524	3,892	1995	5-40
NDP — Chicago	3	IL	IND	—	1,496	4,487	1,271	1,496	5,758	7,254	1,744	1998	5-40
AMB Nicholas Logistics Center	1	IL	IND	—	4,681	5,811	1,883	4,681	7,694	12,375	798	2001	5-40
AMB O’Hare	14	IL	IND	8,987	2,924	8,995	3,002	2,924	11,997	14,921	2,511	2001	5-40
O’Hare Industrial Portfolio	12	IL	IND	—	5,497	20,238	1,806	5,497	22,044	27,541	5,963	1996	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	806	4,551	3,958	8,509	371	2002	5-40
AMB Port O’Hare	2	IL	IND	5,739	4,913	5,761	1,300	4,913	7,061	11,974	1,567	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	744	857	2,121	2,978	260	2004	5-40
Stone Distribution Center	1	IL	IND	2,781	2,242	3,266	801	2,242	4,067	6,309	463	2003	5-40
AMB Territorial Industrial	1	IL	IND	—	954	3,451	5	954	3,456	4,410	53	2006	5-40
Thorndale Distribution	1	IL	IND	5,252	4,130	4,216	531	4,130	4,747	8,877	731	2002	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Touhy Cargo Terminal	1	IL	IND	5,056	2,800	110	4,615	2,800	4,725	7,525	450	2002	5-40
West O’Hare CC	2	IL	IND	5,892	8,523	14,848	1,761	8,523	16,609	25,132	1,732	2001	5-40
Windsor Court	1	IL	IND	—	766	2,338	165	766	2,503	3,269	612	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,227	2,868	9,166	1,482	2,868	10,648	13,516	1,993	2001	5-40
Yohan Industrial	3	IL	IND	4,364	5,904	7,323	1,656	5,904	8,979	14,883	1,349	2003	5-40
Dallas/Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	1,312	899	4,008	4,907	1,228	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	5,980	5,938	23,816	29,754	7,856	1994	5-40
Greater Dallas Industrial Port	4	TX	IND	—	4,295	14,285	3,971	4,295	18,256	22,551	5,676	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	671	2,052	1,426	671	3,478	4,149	760	1994	5-40
Lonestar Portfolio	6	TX	IND	15,414	6,451	19,360	4,978	6,451	24,338	30,789	4,115	1994	5-40
Northfield Dist. Center	7	TX	IND	21,453	9,313	27,388	3,676	9,313	31,064	40,377	3,519	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,810	1,522	5,887	2,425	1,522	8,312	9,834	1,116	2001	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	2,476	1,983	8,465	10,448	2,745	1994	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	1,275	1,375	5,440	6,815	1,676	1993	5-40
Los Angeles
Activity Distribution Center	4	CA	IND	—	3,736	11,248	3,293	3,736	14,541	18,277	3,914	1994	5-40
Anaheim Industrial Property	1	CA	IND	—	1,457	4,341	940	1,457	5,281	6,738	1,420	1994	5-40
Artesia Industrial	23	CA	IND	—	21,764	65,270	15,301	21,764	80,571	102,335	21,873	1996	5-40
Bell Ranch Distribution	5	CA	IND	—	6,904	12,915	1,415	6,904	14,330	21,234	2,286	2001	5-40
Cabrillo Distribution Center	1	CA	IND	11,794	7,563	11,177	41	7,563	11,218	18,781	1,134	2002	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	6,664	4,231	17,082	21,313	3,713	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	15,604	6,565	18,814	25,379	3,365	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	1,111	2,711	9,302	12,013	1,645	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	231	2,529	7,882	10,411	1,206	2000	5-40
Eaves Distribution Center	3	CA	IND	14,341	11,893	12,708	3,317	11,893	16,025	27,918	3,239	2001	5-40
Fordyce Distribution Center	1	CA	IND	7,054	5,835	10,985	917	5,835	11,902	17,737	1,346	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	5,261	24,557	27,307	51,864	4,750	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	31,095	20,772	31,050	4,370	20,863	35,329	56,192	6,706	2000	5-40
Hawthorne LAX Cargo AMBPTNII	1	CA	IND	7,952	2,775	8,377	519	2,775	8,896	11,671	1,436	2000	5-40
LA Co Industrial Port SGP	6	CA	IND	21,596	9,430	29,242	6,600	9,432	35,840	45,272	5,700	2001	5-40
LAX Gateway	1	CA	IND	15,960	—	26,814	425	—	27,239	27,239	3,093	2004	5-40
Los Nietos Business Center SG	4	CA	IND	7,504	2,488	7,751	1,103	2,488	8,854	11,342	1,635	2001	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	1,751	1,613	6,630	8,243	1,910	1993	5-40
NDP — Los Angeles	6	CA	IND	—	5,948	17,844	4,879	5,948	22,723	28,671	5,520	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	3,095	2,398	10,586	12,984	2,370	2000	5-40
Northpointe Commerce	2	CA	IND	—	1,773	5,358	788	1,773	6,146	7,919	1,646	1993	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Pioneer-Alburtis	5	CA	IND	7,821	2,422	7,166	1,302	2,422	8,468	10,890	1,645	2001	5-40
Park One at LAX, LLC	0	CA	IND	—	75,000	431	67	75,000	498	75,498	64	2002	5-40
Slauson Dist. Ctr. AMBPTNII	8	CA	IND	24,706	7,806	23,552	6,163	7,806	29,715	37,521	5,307	2000	5-40
Spinnaker Logistics	1	CA	IND	12,934	12,198	17,276	1,737	12,198	19,013	31,211	417	2004	5-40
AMB Starboard Distribution Ctr	1	CA	IND	—	19,683	17,387	2,069	19,683	19,456	39,139	1,160	2005	5-40
Sunset Dist. Center	3	CA	IND	13,725	13,360	2,765	10,022	13,360	12,787	26,147	1,311	2002	5-40
Systematics	1	CA	IND	—	911	2,773	711	911	3,484	4,395	1,161	1993	5-40
Torrance Commerce Center	6	CA	IND	—	2,045	6,136	1,604	2,045	7,740	9,785	2,281	1998	5-40
AMB Triton Distribution Center	1	CA	IND	9,700	6,856	7,135	1,243	6,856	8,378	15,234	351	2005	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	15,714	9,393	24,355	33,748	5,463	2000	5-40
Walnut Drive	1	CA	IND	—	964	2,918	814	964	3,732	4,696	1,065	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	4,270	1,713	5,321	1,378	1,713	6,699	8,412	1,252	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	4,525	3,849	16,130	19,979	4,284	1999	5-40
Miami
Beacon Centre	18	FL	IND	65,798	31,704	96,681	26,393	31,704	123,074	154,778	24,905	2000	5-40
Beacon Centre — Headlands	1	FL	IND	—	2,523	7,669	1,288	2,523	8,957	11,480	1,637	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	9,388	10,105	40,825	50,930	9,881	1996	5-40
Beacon Lakes	1	FL	IND	7,544	1,689	8,133	878	1,689	9,011	10,700	822	2002	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	2,439	4,945	17,314	22,259	4,486	1996	5-40
Cobia Distribution Center	2	FL	IND	7,800	1,792	5,950	2,292	1,792	8,242	10,034	534	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,819	1,581	3,602	1,652	1,581	5,254	6,835	295	2003	5-40
Gratigny Distribution Center	1	FL	IND	3,766	1,551	2,380	1,306	1,551	3,686	5,237	513	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	931	1,076	3,100	4,176	408	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	5,068	6,400	24,702	31,102	4,956	1999	5-40
Panther Distribution Center	1	FL	IND	3,865	1,840	3,252	1,391	1,840	4,643	6,483	482	2003	5-40
Sunrise Industrial	3	FL	IND	7,415	4,573	17,088	2,155	4,573	19,243	23,816	3,104	1998	5-40
Tarpon Distribution Center	1	FL	IND	3,008	884	3,914	531	884	4,445	5,329	450	2004	5-40
No. New Jersey/New York City
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	4,975	5,449	19,433	24,882	4,253	2000	5-40
Dellamor	8	NJ	IND	13,662	12,061	11,577	2,674	12,061	14,251	26,312	2,084	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	34,068	13,672	22,516	20,624	13,672	43,140	56,812	7,672	2001	5-40
Fairfalls Portfolio	28	NJ	IND	32,984	20,381	45,038	6,351	20,381	51,389	71,770	5,121	2004	5-40
Fairmeadows Portfolio	20	NJ	IND	30,058	22,932	35,522	7,935	22,932	43,457	66,389	4,437	2003	5-40
Jamesburg Road Corporate Park	3	NJ	IND	20,605	11,700	35,101	6,141	11,700	41,242	52,942	11,070	1998	5-40
JFK Air Cargo	15	NY	IND	—	16,944	45,694	8,664	16,944	54,358	71,302	11,696	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	1,240	2,350	8,491	10,841	1,798	2000	5-40
AMB JFK Airgate Center	4	NY	IND	12,770	5,980	26,393	2,570	5,980	28,963	34,943	2,070	2005	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Linden Industrial	1	NJ	IND	—	900	2,753	1,617	900	4,370	5,270	1,057	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,086	5,886	7,068	27,972	35,040	5,604	1998	5-40
Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	166	2,958	8,090	11,048	662	2004	5-40
Meadowlands ALFII	3	NJ	IND	11,510	5,210	10,272	2,457	5,210	12,729	17,939	2,624	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,102	1,110	4,587	5,697	1,187	2000	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	773	838	3,367	4,205	702	1999	5-40
Moonachie Industrial	2	NJ	IND	5,154	2,731	5,228	711	2,731	5,939	8,670	1,036	2001	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	5,605	1,670	8,173	9,843	3,117	1999	5-40
Newark Airport I & II	2	NJ	IND	3,347	1,755	5,400	656	1,755	6,056	7,811	1,385	2000	5-40
Orchard Hill	1	NJ	IND	1,504	1,212	1,411	642	1,212	2,053	3,265	242	2002	5-40
AMB Pointview Dist. Ctr	1	NJ	IND	12,217	4,693	12,355	539	4,693	12,894	17,587	563	2005	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	5,081	4,067	17,283	21,350	4,391	1998	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	714	—	7,964	7,964	970	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	9,189	4,961	9,618	6,838	4,961	16,456	21,417	2,953	2001	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,852	729	25,672	20,581	46,253	1,564	2004	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,354	2,247	9,135	11,382	2,627	1995	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	200	—	6,567	6,567	2,157	2000	5-19
AMB DFW Cargo Center East	3	TX	IND	5,678	—	20,632	1,291	—	21,923	21,923	5,176	2000	5-26
AMB DAY Cargo Center	5	OH	IND	6,265	—	7,163	554	—	7,717	7,717	2,264	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,199	724	—	34,923	34,923	1,334	2005	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	14,703	—	18,989	18,989	3,721	1999	5-39
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	804	—	39,644	39,644	11,723	2002	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	226	—	3,255	3,255	859	2000	5-22
AMB JFK Cargo Center 7577	2	NJ	IND	—	—	30,965	6,503	—	37,468	37,468	12,917	2002	5-13
AMB LAS Cargo Center 15	4	NV	IND	—	—	19,721	1,560	—	21,281	21,281	3,026	2003	5-33
AMB LAX Cargo Center	3	CA	IND	6,454	—	13,445	782	—	14,227	14,227	3,940	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	4,215	—	5,793	437	—	6,230	6,230	2,115	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	8,485	—	8,134	180	—	8,314	8,314	1,836	2000	5-27
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,438	—	12,154	12,154	4,068	2000	5-27
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	9,207	2,018	—	11,225	11,225	2,187	1999	5-28
AMB RNO Cargo Center 1011	2	NV	IND	—	—	6,014	302	—	6,316	6,316	1,129	2003	5-23
AMB SEA Cargo Center North	2	WA	IND	3,771	—	15,594	570	—	16,164	16,164	3,764	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	363	—	3,419	3,419	1,519	2000	5-14
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	3,162	3,146	12,641	15,787	3,941	1998	5-40
Albrae Business Center	1	CA	IND	7,331	6,299	6,227	1,189	6,299	7,416	13,715	1,222	2001	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Alvarado Business Center SG	5	CA	IND	22,560	6,328	26,671	10,620	6,328	37,291	43,619	6,551	2001	5-40
Brennan Distribution	1	CA	IND	3,448	3,683	3,022	2,193	3,683	5,215	8,898	1,599	2001	5-40
Central Bay	2	CA	IND	6,571	3,896	7,400	1,903	3,896	9,303	13,199	2,068	2001	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	2,028	12,688	9,002	21,690	1,766	2001	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,520	7,221	6,259	13,480	1,217	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	1,522	2,644	9,536	12,180	2,030	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	2,537	2,665	10,571	13,236	3,023	1991	5-40
East Bay Whipple	1	CA	IND	6,497	5,333	8,126	1,697	5,333	9,823	15,156	1,735	2001	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	3,051	7,128	14,074	21,202	2,783	2001	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	5,574	4,038	20,687	24,725	4,995	2000	5-40
East Grand Airfreight	2	CA	IND	3,789	5,093	4,190	816	5,093	5,006	10,099	639	2003	5-40
Fairway Drive Ind SGP	4	CA	IND	11,546	4,204	13,949	3,496	4,204	17,445	21,649	3,009	2001	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	4,377	7,875	28,352	36,227	6,651	1999	5-40
Laurelwood Drive	2	CA	IND	—	2,750	8,538	958	2,750	9,496	12,246	2,238	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,269	2,870	6,790	9,660	1,491	2001	5-40
Marina Business Park	2	CA	IND	—	3,280	4,316	447	3,280	4,763	8,043	608	2002	5-40
Martin/Scott Ind Port	2	CA	IND	—	9,052	5,309	952	9,052	6,261	15,313	979	2001	5-40
MBC Industrial	4	CA	IND	—	5,892	17,716	3,881	5,892	21,597	27,489	6,065	1996	5-40
Milmont Page SGP	3	CA	IND	10,780	3,420	10,600	3,356	3,420	13,956	17,376	2,391	2001	5-40
Moffett Distribution	7	CA	IND	15,856	26,916	11,277	2,875	26,916	14,152	41,068	2,725	2001	5-40
Moffett Park / Bordeaux R&D	4	CA	IND	—	—	—	3,801	—	3,801	3,801	2,557	1996	5-40
Moffett Park R&D Portfolio	10	CA	IND	—	14,805	44,462	12,458	14,805	56,920	71,725	17,744	1996	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	4,519	5,417	20,810	26,227	6,174	1993	5-40
Pardee Drive SG	1	CA	IND	1,443	619	1,880	284	619	2,164	2,783	354	2001	5-40
South Bay Brokaw	3	CA	IND	—	4,372	13,154	3,218	4,372	16,372	20,744	4,769	1995	5-40
South Bay Junction	2	CA	IND	—	3,464	10,424	1,099	3,464	11,523	14,987	3,089	1995	5-40
South Bay Lundy	2	CA	IND	—	5,497	16,542	2,787	5,497	19,329	24,826	5,417	1995	5-40
South Bay Osgood	1	CA	IND	—	1,659	4,992	1,537	1,659	6,529	8,188	1,787	1995	5-40
Silicon Valley R&D	5	CA	IND	—	6,700	20,186	11,877	6,700	32,063	38,763	10,434	1997	5-40
Utah Airfreight	1	CA	IND	16,234	18,753	8,381	1,759	18,753	10,140	28,893	1,565	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	1,670	1,563	6,358	7,921	2,044	1997	5-40
Willow Park Industrial	21	CA	IND	—	25,590	76,771	20,408	25,590	97,179	122,769	26,189	1998	5-40
Williams & Burroughs AMB PrtII	4	CA	IND	7,468	2,262	6,981	3,406	2,262	10,387	12,649	2,949	2001	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	1,546	2,350	8,597	10,947	2,115	1997	5-40
Zanker/Charcot Industrial	5	CA	IND	—	5,282	15,887	4,806	5,282	20,693	25,975	5,633	1992	5-40
Seattle
Black River	1	WA	IND	3,197	1,845	3,559	534	1,845	4,093	5,938	778	2001	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Earlington Business Park	1	WA	IND	3,962	2,766	3,234	1,052	2,766	4,286	7,052	753	2002	5-40
East Valley Warehouse	1	WA	IND	—	6,813	20,511	6,656	6,813	27,167	33,980	7,620	1999	5-40
Harvest Business Park	3	WA	IND	—	2,371	7,153	2,161	2,371	9,314	11,685	2,735	1995	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	3,060	3,042	12,225	15,267	3,282	1995	5-40
Kingsport Industrial Park	7	WA	IND	—	7,919	23,812	7,195	7,919	31,007	38,926	8,849	1992	5-40
NDP — Seattle	4	WA	IND	11,206	3,992	11,773	1,404	3,992	13,177	17,169	1,783	2002	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	2,010	3,533	12,761	16,294	3,494	1992	5-40
AMB Portside Distribution Cent	1	WA	IND	—	9,964	14,421	4,707	9,964	19,128	29,092	990	2005	5-40
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	426	1,329	2,256	3,585	424	2002	5-40
Renton Northwest Corp. Park	6	WA	IND	22,990	25,959	14,792	1,922	25,959	16,714	42,673	2,132	2002	5-40
SEA Logistics Center 2	3	WA	IND	14,031	11,481	24,496	485	11,481	24,981	36,462	2,293	2003	5-40
AMB Sumner Landing	1	WA	IND	—	6,937	17,577	3,056	6,937	20,633	27,570	1,425	2005	5-40
Trans-Pacific Industrial Park	11	WA	IND	48,600	31,675	42,210	9,516	31,675	51,726	83,401	5,459	2003	5-40
Non U.S. Target Markets
AMB Capronilaan	1	The Netherlands	IND	22,260	8,769	14,675	2,403	9,497	16,350	25,847	1,418	2004	5-40
AMB CDG Cargo Center SAS	1	France	IND	20,403	—	38,870	2,353	—	41,223	41,223	2,806	2004	8-38
AMB Schiphol Dist Center	1	The Netherlands	IND	9,655	6,258	9,490	84	6,258	9,574	15,832	701	2004	5-40
Koolhovenlaan 1&2	2	The Netherlands	IND	10,256	4,371	7,412	506	4,551	7,738	12,289	459	2005	4-40
AMB Isle d’Abeau Logistics Park Bldg B	1	Lyon	IND	18,479	3,774	14,367	1,809	4,133	15,817	19,950	893	2005	5-40
Frankfurt Logistic Center	1	Germany	IND	23,316	—	19,875	5,250	—	25,125	25,125	1,620	2003	37-40
Paris Nord Distribution I	1	France	IND	—	2,864	4,723	2,606	3,743	6,450	10,193	693	2002	5-40
Paris Nord Distribution II	1	France	IND	—	1,697	5,127	4,034	2,191	8,667	10,858	1,217	2002	5-40
Bourget Industrial	1	France	IND	33,077	10,058	23,843	2,769	10,864	25,806	36,670	2,004	2003	5-38
Port of Rotterdam	1	The Netherlands	IND	3,689	—	5,660	428	—	6,088	6,088	263	2005	4-40
Port of Hamburg 2, 3, 5	3	Germany	IND	18,987	—	34,218	4,360	—	38,578	38,578	1,564	2005	2-28
AMB LG Roissy Mesnil SAS	1	France	IND	310	124	537	54	124	591	715	3	2006	2-40
AMB LG Roissy Santal SAS	1	France	IND	2,851	1,396	3,227	143	1,396	3,370	4,766	91	2006	2-40
AMB LG Roissy Saturne SAS	1	France	IND	2,957	1,666	3,894	151	1,666	4,045	5,711	79	2006	4-40
AMB LG Roissy Scandy SAS	1	France	IND	3,867	1,870	4,325	157	1,870	4,482	6,352	115	2006	2-40
AMB LG Roissy Scipion SAS	1	France	IND	2,006	844	3,597	141	844	3,738	4,582	81	2006	2-40
AMB LG Roissy Segur SAS	1	France	IND	9,655	4,583	11,444	237	4,583	11,681	16,264	224	2006	5-40
AMB LG Roissy Sepia SAS	1	France	IND	4,052	2,162	4,594	651	2,162	5,245	7,407	97	2006	6-40
AMB LG Roissy Seringa SAS	1	France	IND	2,653	1,126	3,483	250	1,126	3,733	4,859	79	2006	3-40
AMB LG Roissy Signac SAS	1	France	IND	4,785	2,106	5,228	166	2,106	5,394	7,500	117	2006	3-40
AMB LG Roissy Sisley SAS	1	France	IND	6,349	2,883	6,942	425	2,883	7,367	10,250	136	2006	5-40
AMB LG Roissy Soliflore SAS	1	France	IND	2,178	752	3,248	138	752	3,386	4,138	77	2006	2-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
							Costs
					Initial Cost to Company		Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements	Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

AMB LG Roissy Sonate SAS	1	France	IND	7,477	4,121	9,745	291	4,121	10,036	14,157	241	2006	2-40
AMB LG Roissy Sorbiers SAS	1	France	IND	3,524	1,124	4,853	155	1,124	5,008	6,132	150	2006	2-40
AMB LG Roissy Storland SAS	1	France	IND	1,346	479	2,109	226	479	2,335	2,814	42	2006	2-40
AMB LG Roissy Symphonie SAS	1	France	IND	3,933	1,930	4,463	158	1,930	4,621	6,551	125	2006	2-40
AMB Eemhaven Distribution Center B.V	1	The Netherlands	IND	—	—	23,588	1,399	—	24,987	24,987	9	2006	5-33
AMB Hordijk Distribution Center B.V.	1	The Netherlands	IND	—	—	12,349	4	—	12,353	12,353	54	2006	5-40
SCI AMB France Givaudan DC	1	France	IND	—	1,037	4,323	—	1,037	4,323	5,360	51	2006	5-40
AMB Port of Hamburg 4, 6-8 BV	4	Germany	IND	39,284	—	51,359	81	—	51,440	51,440	2,116	2006	2-28
AMB Jiuting DC	1	Shanghai	IND	—	—	6,302	—	—	6,302	6,302	501	2005	2-40
Corregidora Distribution Center	1	Mexico	IND	—	798	3,662	9	798	3,671	4,469	50	2006	10-40
U.S. Other Target Markets
MET PHASE 1 95, LTD	4	TX	IND	—	10,968	14,554	2,677	10,968	17,231	28,199	1,346	1995	5-40
MET 4/12, LTD	1	TX	IND	—	—	18,390	2,678	—	21,068	21,068	8,067	1997	5-40
TechRidge Bldg 4.3B (Phase IV)	1	TX	IND	8,000	4,020	9,185	114	4,020	9,299	13,319	62	2006	5-40
TechRidge Phase II	1	TX	IND	10,588	7,261	13,484	234	7,261	13,718	20,979	1,976	2001	5-40
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,087	13	3,143	12,100	15,243	1,353	2004	5-40
Beltway Distribution	1	MD	IND	—	4,800	15,159	6,298	4,800	21,457	26,257	5,508	1999	5-40
B.W.I.P.	2	MD	IND	—	2,258	5,149	1,219	2,258	6,368	8,626	921	2002	5-40
Columbia Business Center	9	MD	IND	—	3,856	11,736	5,001	3,856	16,737	20,593	4,582	1999	5-40
Corridor Industrial	1	MD	IND	2,260	996	3,019	382	996	3,401	4,397	774	1999	5-40
Crysen Industrial	1	MD	IND	—	1,425	4,275	1,267	1,425	5,542	6,967	1,640	1998	5-40
Dulles Commerce Center	3	MD	IND	—	3,694	12,547	1,341	3,694	13,888	17,582	497	2003	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	2,568	4,083	14,904	18,987	3,593	1999	5-40
AMB Granite Hill Dist. Center	2	MD	IND	—	4,653	6,407	319	4,653	6,726	11,379	193	2006	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	4,053	4,729	18,241	22,970	4,712	1998	5-40
Meadowridge Industrial	3	MD	IND	—	3,716	11,147	958	3,716	12,105	15,821	2,786	1998	5-40
Oakland Ridge Ind Ctr I	1	MD	IND	1,769	797	2,466	1,160	797	3,626	4,423	1,153	1999	5-40
Oakland Ridge Ind Ctr II	1	MD	IND	2,269	839	2,557	1,411	839	3,968	4,807	1,436	1999	5-40
Oakland Ridge Ind Ctr V	4	MD	IND	—	—	6,740	3,032	—	9,772	9,772	3,455	1999	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	1,265	1,696	6,392	8,088	1,806	1997	5-40
Preston Court	1	MD	IND	—	2,313	7,192	1,073	2,313	8,265	10,578	2,056	1997	5-40
Boston Industrial	17	MA	IND	6,475	16,329	50,856	20,516	16,329	71,372	87,701	21,612	1998	5-40
Cabot Business Park	12	MA	IND	—	15,398	42,288	10,484	15,398	52,772	68,170	14,458	1997	5-40
Cabot BP Land (KYDJ)	1	MA	IND	—	863	6,918	3,035	863	9,953	10,816	3,585	1998	5-40
Cabot Business Park SGP	3	MA	IND	15,525	6,253	18,747	1,872	6,253	20,619	26,872	2,634	2002	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
								Costs
					Initial Cost to Company			Capitalized	Gross Amount Carried at 12/31/06				Year of	Depreciable
	No of					Building &		Subsequent to		Building &	Total	Accumulated	Construction/	Life
Property	Bldgs	Location	Type	Encumbrances(3)	Land	Improvements		Acquisition	Land	Improvements	Costs(1)(2)	Depreciation(4)	Acquisition	(Years)
	(In thousands, except number of buildings)

Patriot Dist. Center	1	MA	IND	11,844	4,164	22,603		1,249	4,164	23,852	28,016	1,534	2003	5-40
Somerville Distribution Center	1	MA	IND	—	5,221	13,208		1,714	5,221	14,922	20,143	1,107	2004	5-40
AMB Blue Water	1	MN	IND	—	1,905	6,312		—	1,905	6,312	8,217	63	2006	5-40
Braemar Business Center	2	MN	IND	—	1,566	4,613		1,551	1,566	6,164	7,730	1,878	1998	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796		1,566	932	4,362	5,294	1,617	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113		4,335	4,024	16,448	20,472	5,249	1996	5-40
AMB Industrial Park Bus. Ctr	1	MN	IND	3,212	1,648	4,187		8	1,648	4,195	5,843	309	2004	5-40
Minneapolis Distribution Port	3	MN	IND	—	4,052	13,375		4,611	4,052	17,986	22,038	4,840	1994	5-40
Mendota Heights Gateway Common	1	MN	IND	—	1,367	4,565		2,833	1,367	7,398	8,765	2,987	1997	5-40
Minneapolis Industrial Port IV	4	MN	IND	—	4,938	14,854		3,628	4,938	18,482	23,420	5,517	1994	5-40
AMB Northpoint Indust. Center	3	MN	IND	6,245	2,769	8,087		115	2,769	8,202	10,971	751	2004	5-40
Penn James Warehouse	2	MN	IND	—	1,991	6,013		1,888	1,991	7,901	9,892	2,346	1996	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625		863	875	3,488	4,363	1,076	1998	5-40
AMB Shady Oak Indust. Center	1	MN	IND	1,745	897	1,795		248	897	2,043	2,940	237	2004	5-40
Twin Cities	2	MN	IND	—	4,873	14,638		7,989	4,873	22,627	27,500	7,436	1995	5-40
Chancellor	1	FL	IND	—	1,587	3,759		3,622	1,587	7,381	8,968	1,249	1996	5-40
Chancellor Square	3	FL	IND	13,929	2,009	6,106		5,576	2,009	11,682	13,691	3,558	1998	5-40
Presidents Drive	6	FL	IND	—	5,770	17,655		4,785	5,770	22,440	28,210	6,111	1997	5-40
Sand Lake Service Center	6	FL	IND	—	3,483	10,585		5,152	3,483	15,737	19,220	4,876	1998	5-40
Other U.S. Non-Target Markets
Janitrol	1	OH	IND	—	1,797	4,605	(1)	369	1,797	4,974	6,771	1,442	1997	5-40
Elmwood Distribution	5	LA	IND	—	4,163	12,488		5,391	4,152	17,890	22,042	2,742	1998	5-40

Total	820			$1,302,921	$1,347,480	$3,266,466		$775,651	$1,351,123	$4,038,474	$5,389,597	$789,693

(1)	The Company recognized an impairment loss of approximately $1.0 million during the year ended December 31, 2006, as a result of leasing activities and changes in the economic environment.

		2006	2005	2004

(1)	Reconciliation of total cost to consolidated balance sheet caption as of December 31, 2006:
	Total per Schedule III(5)	$5,389,597	$5,800,788	$5,814,767
	Construction in process	1,186,136	997,506	711,377

	Total investments in properties	$6,575,733	$6,798,294	$6,526,144

(2)	Aggregate cost for federal income tax purposes of investments in real estate	$6,297,448	$6,468,360	$6,263,171

(3)	Reconciliation of total debt to consolidated
	balance sheet caption as of December 31, 2006:
	Total per Schedule III	$1,302,921	$1,598,919	$1,828,864
	Debt on properties held for divestiture	22,919	—	27,481
	Debt on development properties	63,170	301,623	25,413
	Unamortized premiums	6,344	11,984	10,766

	Total debt	$1,395,354	$1,912,526	$1,892,524

(4)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31, 2006:
	Total per Schedule III	$789,693	$693,324	$614,084
	Accumulated depreciation on properties under renovation	—	4,064	1,562

	Total accumulated depreciation	$789,693	$697,388	$615,646

(5)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2006 is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,798,294	$6,526,144	$5,491,707
	Acquisition of properties	669,771	505,127	687,072
	Improvements, including development properties	442,922	496,623	618,188
	Deconsolidation of AMB Institutional Alliance Fund III, L.P.	(743,323)	—	—
	Asset impairment	(6,312)	—	—
	Divestiture of properties	(478,545)	(770,869)	(185,564)
	Adjustment for properties held for divestiture	(107,074)	41,269	(85,259)

	Balance at end of year	$6,575,733	$6,798,294	$6,526,144

	Accumulated Depreciation:
	Balance at beginning of year	$697,388	$615,646	$485,559
	Depreciation expense, including discontinued operations	127,199	168,869	163,316
	Properties divested	(37,391)	(95,371)	(23,559)
	Adjustment for properties held for divestiture	2,497	8,244	(9,670)

	Balance at end of year	$789,693	$697,388	$615,646

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
AMB Japan Fund I, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of AMB Japan Fund I, L.P. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from Inception (June 30, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America (denominated in Yen). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
February 12, 2007

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
	(Yen in thousands)

ASSETS
Investments in real estate:
Land	¥29,132,520	¥3,247,793
Buildings and improvements	42,574,173	11,223,394

Total investments in real estate	71,706,693	14,471,187
Accumulated depreciation and amortization	(757,753)	(204,437)

Net investments in real estate	70,948,940	14,266,750
Cash and cash equivalents	3,030,454	1,488,353
Restricted cash	5,099,538	3,142,163
Deferred financing costs, net	547,277	1,009
Accounts receivable and other assets	648,517	114,751

Total assets	¥80,274,726	¥19,013,026

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loan payable	¥2,705,495	¥2,711,494
Bonds payable	38,550,556	3,389,367
Secured loans payable	12,385,000	2,600,000
Net payables to affiliates	71,430	2,815,703
Accounts payable and other liabilities	1,192,553	373,113
Distributions payable	1,021,381	367,020
Security deposits	1,713,593	225,761

Total liabilities	57,640,008	12,482,458

Commitments and contingencies (Note 9)
Minority interests	5,785,959	1,182,563
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	168,487	53,480
Limited partners’ capital	16,680,272	5,294,525

Total partners’ capital	16,848,759	5,348,005

Total liabilities and partners’ capital	¥80,274,726	¥19,013,026

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year ended December 31, 2006
and for the Period from Inception (June 30, 2005) to December 31, 2005

		Period from Inception
		(June 30, 2005) to
	2006	December 31, 2005
	(Yen in thousands)

RENTAL REVENUES	¥2,243,976	¥738,648
COSTS AND EXPENSES
Property operating costs	266,781	91,000
Real estate taxes and insurance	326,813	115,089
Depreciation and amortization	553,538	204,436
General and administrative	171,112	79,717

Total costs and expenses	1,318,244	490,242

Operating income	925,732	248,406
OTHER INCOME AND EXPENSES
Interest and other income	294	4
Interest, including amortization	(615,868)	(99,376)

Total other income and expenses	(615,574)	(99,372)

Income before minority interests and taxes	310,158	149,034
Income and withholding taxes	(33,429)	(26,135)
Minority interests’ share of income	(64,795)	(27,390)

Net income	211,934	95,509
Priority distributions to AMB Japan Investments, LLC	(654,361)	(367,020)

Net loss available to partners	¥(442,427)	¥(271,511)

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Year ended December 31, 2006
and for the Period from Inception (June 30, 2005) to December 31, 2005

	AMB Japan Investments,
	LLC (General Partner)	Limited Partners	Total
	(Yen in thousands)

Contributions at Inception (June 30, 2005)	¥57,500	¥5,692,500	¥5,750,000
Net income (loss)	364,305	(268,796)	95,509
Fund offering costs	(1,305)	(129,179)	(130,484)
Priority distributions (Note 8)	(367,020)	—	(367,020)

Balance at December 31, 2005	53,480	5,294,525	5,348,005
Contributions	119,596	11,840,000	11,959,596
Net income (loss)	649,937	(438,003)	211,934
Fund offering costs	(91)	(8,961)	(9,052)
Other comprehensive income (Note 2)	(74)	(7,289)	(7,363)
Priority distributions (Note 8)	(654,361)	—	(654,361)

Balance at December 31, 2006	¥168,487	¥16,680,272	¥16,848,759

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2006
and for the Period from Inception (June 30, 2005) to December 31, 2005

		Period from Inception
		(June 30, 2005) to
	2006	December 31, 2005
	(Yen in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥211,934	¥95,509
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	553,538	204,436
Straight-line rents and amortization of lease intangibles	(176,543)	(40,642)
Debt premiums and finance cost amortization, net	97,170	(5,944)
Minority interests’ share of income	64,795	27,390
Changes in assets and liabilities:
Accounts receivable and other assets	(82,749)	101,151
Restricted cash	(442,060)	—
Accounts payable and other liabilities	(488,927)	103,813
Security deposits	115,045	(7,159)

Net cash (used in) provided by operating activities	(147,797)	478,554

CASH FLOWS FROM INVESTING ACTIVITIES
Debt financed distributions to AMB Japan for property acquisitions	(9,758,080)	—
Cash paid for property acquisitions, net of cash and restricted cash acquired	(8,634,334)	(3,994,653)
Restricted cash acquired	(1,515,315)	(3,142,163)
Additions to properties	(255,730)	(15,509)

Net cash used in investing activities	(20,163,459)	(7,152,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from limited partners	11,840,000	5,692,490
Contributions from minority interest partners	359,891	1,931
Borrowings on secured loan	9,785,000	2,600,000
Payments of financing costs	(71,979)	(1,813)
Payment of bonds payable	(31,313)	—
Distributions to minority interest partners	(19,190)	—
Fund offering costs	(9,052)	(130,484)

Net cash provided by financing activities	21,853,357	8,162,124

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,542,101	1,488,353
CASH AND CASH EQUIVALENTS — Beginning of period	1,488,353	—

CASH AND CASH EQUIVALENTS — End of period	¥3,030,454	¥1,488,353

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Organization

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner.

On June 30, 2005, AMB Japan contributed its 80.81 percent indirect equity interest with an agreed value of ¥11.9 billion in two operating properties (the “Properties”), consisting of six industrial buildings aggregating 0.9 million square feet (unaudited) to the Fund in exchange for a one percent general partnership interest in the Fund and ¥5.4 billion in cash. At Inception, the limited partners collectively made cash contributions of ¥5.7 billion to the Fund in exchange for a 99.0 percent collective limited partnership interest in the Fund.

The limited partners have collectively committed ¥49.5 billion in equity to the Fund and AMB Japan, as general partner, has committed ¥0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) has committed ¥11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2006, the Fund had completed four capital calls totaling ¥17.5 billion from the limited partners and non-cash contributions from the general partner totaling ¥0.2 billion, respectively.

The Fund and AMB Singapore co-invest (80.81 percent and 19.19 percent, respectively) in Singapore private limited companies (“PTEs”) which indirectly own industrial real estate in Japan. The Properties are owned individually in Japanese Tokutei Mokuteki Kaishas (“TMKs”). TMKs are asset-backed entities subject to tax on income net of distributions. Distributions from TMKs to non-residents are subject to local withholding taxes.

As of December 31, 2006, the Fund indirectly owned 80.81 percent of 12 operating buildings aggregating 3.8 million square feet (unaudited). The Properties are located in the following submarkets of Tokyo: Funabashi, Kashiwa, Kawasaki, Narita, Ohta, and Saitama, and a submarket of Osaka: Amagasaki.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Yen currency. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Fund and the joint ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s joint ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Functional and Reporting Currency.  The Yen is both the functional and reporting currency for the Fund’s operations. Functional currency is the currency of the primary economic environment in which the Fund operates. Monetary assets and liabilities denominated in currencies other than the Yen are remeasured using the exchange rate at the balance sheet date.

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Fund’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included on the consolidated statements of operations. There were no impairments of the carrying values of its investments in real estate as of December 31, 2006 and 2005.

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the investments in real estate. The estimated lives are as follows:

Depreciation and Amortization Expense	Estimated Lives

Building and seismic costs	40 years
Parking, plumbing and utility	25 years
Expansions, roof, HVAC and other	20 years
Furniture, fixtures and other	10 years
Signage and common areas	7 years
Painting and other	5 years
Ground lease	Lesser of lease term or 40 years

The initial cost of buildings and improvements includes the purchase price of the property or interest in the property including legal fees and acquisition costs.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. At December 31, 2006, the Fund has recorded intangible assets and liabilities in the amounts of ¥111.0 million, ¥816.3 million, and ¥61.9 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets. The value attributable to below-market leases is amortized over the average lease term, approximately 3.9 years, and the amortization is included in rental revenues in the accompanying statements of operations. The value attributable to in-place leases and lease origination costs is amortized over the initial lease term, ranging from 3.9 years to 9.9 years, and the amortization expense is included in depreciation and amortization expense in the accompanying statements of operations.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to Agreements with Chuo Mitsui Trust & Banking Co., Ltd. (“Chuo Mitsui”), JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking Corporation (“SMBC”) and Shinsei Bank, Limited, as well as cash held in escrow under the terms of the Loan Agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, consumption tax and maintenance reserves. Restricted cash also includes cash held directly by the Fund as collateral for a ¥2.6 billion secured loan payable in connection with the Fund’s acquisition of Higashi-Ogijima Distribution Center, which was acquired indirectly by an entity of which the Fund owns 80.81 percent. Upon repayment of this secured loan payable, the cash will become unrestricted.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2006 and 2005, deferred financing costs were ¥547.3 million and ¥1.0 million, respectively, net of accumulated amortization.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Financial Instruments.  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. The Fund’s derivative financial instruments in effect at December 31, 2006 were four interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2006 resulted in a loss of ¥7.4 million, net of minority interest. There were no other derivative financial instruments included in accumulated other comprehensive income or loss for the year ended December 31, 2006. There was no impact on accumulated other comprehensive income or loss for the year ended December 31, 2005 as the Fund did not have any derivative financial instruments. This loss is included in accounts payables and other liabilities in the accompanying consolidated balance sheets and other comprehensive income in the accompanying consolidated statements of partners’ capital.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2006 and 2005, the unamortized mortgage and bond premiums were approximately ¥57.4 million and ¥70.9 million, respectively.

Minority Interests.  Minority interests represent a 19.19 percent indirect equity interest in the Properties held by AMB Singapore. Such investments are consolidated because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of the Fund are allocated to each of the partners in accordance with the respective partnership agreements as amended. Partner distributions are expected to be made on a semi-annual basis when distributable proceeds are available. Distributions, other than priority distributions (Note 8), are made to each of the partners in accordance with their respective ownership interests at the time of the distribution.

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. The Fund recorded ¥28.4 million and ¥14.2 million of revenue related to the amortization of lease intangibles for the year ended December 31, 2006 and for the period from Inception to December 31, 2005, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Fund in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Fund’s ability to lease space and on the level of rent that can be achieved. The Fund had five tenants that accounted for 53.0 percent of rental revenues for the year ended December 31, 2006.

Fair Value of Financial Instruments.  The Fund’s financial instruments include a mortgage loan payable, bonds payable and secured loans payable. Based on borrowing rates available to the Fund at December 31, 2006, the estimated fair market value of the financial instruments was ¥53.4 billion.

3.	Real Estate Acquisition Activity

During the year ended December 31, 2006, the Fund acquired an 80.81 percent equity interest in entities that indirectly own four operating properties aggregating 2.6 million square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entities. The total aggregate investment cost was approximately ¥57.1 billion, which includes ¥79.7 million closing costs. As of December 31, 2006, the Fund owed AMB Japan ¥56.6 million which represents the unpaid portion of the purchase price (Note 8).

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

During the period from the Inception to December 31, 2005, the Fund acquired an 80.81 percent equity interest in entities that indirectly own two operating properties, aggregating 0.9 million square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entities. The total aggregate investment cost was approximately ¥11.9 billion, which includes ¥8.0 million closing costs. As of December 31, 2005, the Fund owed AMB Japan ¥2.6 billion which represents the unpaid portion of the purchase price (Note 8).

During the period from Inception to December 31, 2005, the Fund and AMB Singapore indirectly acquired a five-story 248,214 square feet (unaudited) facility from a third-party seller. The total aggregate investment was approximately ¥2.5 billion which includes approximately ¥150.4 million in closing costs and acquisition fees.

The total purchase price has been allocated as follows (yen in thousands):

		Period from Inception to
	December 31, 2006	December 31, 2005

Land	¥27,037,638	¥3,247,793
Buildings and improvements	29,234,337	11,005,346
In-place leases	708,025	108,329
Lease origination costs	—	61,858
Below-market leases	—	(110,951)

	¥56,980,000	¥14,312,375

4.	Debt

As of December 31, 2006 and 2005, the Fund had one mortgage loan payable totaling ¥2.7 billion, not including an unamortized mortgage premium of approximately ¥25.5 million and ¥31.5 million, respectively. The mortgage loan payable bears interest at a fixed rate of 2.83 percent and matures in 2011.

The mortgage loan payable is collateralized by certain of the Properties and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Management of the Fund believes that the Fund was in compliance with these covenants as of December 31, 2006 and 2005.

As of December 31, 2006 and 2005, the Fund had one collateralized bond payable totaling ¥3.4 billion, not including an unamortized bond premium of ¥31.9 million and ¥39.4 million, respectively. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on this bond begins in June 2007.

If at any such time, the principal outstanding on the ¥3.4 billion bond payable reaches the balance of the principal outstanding on the ¥2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

As of December 31, 2006 and 2005, the Fund had four collateralized specified bonds payable totaling ¥35.2 billion and ¥0, respectively. The bonds bear interest at rates per annum equal to the rates of the TIBOR and Yen London Inter-Bank Offer Rate (“LIBOR”) plus a margin ranging from 85 to 155 basis points and mature between 2012 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps, which have fixed the interest rates payable on principal amounts totaling ¥31.2 billion at rates ranging from 1.32 percent to 1.60 percent per annum. Including the interest rate swaps, the effective borrowing cost for the ¥35.2 billion bonds is 2.65 percent per annum.

As of December 31, 2006 and 2005, the Fund had secured loans payable totaling ¥12.4 billion and ¥2.6 billion, respectively:

(i) The ¥2.6 billion secured loan payable bears interest at a rate per annum equal to TIBOR plus a margin of 20 basis points and matures in August 2007. For the year ended December 31, 2006 and for the period from

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Inception to December 31, 2005, the interest rate approximated 0.410 percent and 0.263 percent per annum, respectively. The loan payable is secured by a restricted cash balance held directly by the Fund in a cash collateral account.

(ii) The ¥9.8 billion secured loan payable bears interest at a rate per annum equal to LIBOR plus a margin of 75 basis points and matures in April 2008. For the year ended December 31, 2006, the interest rate approximated 1.14 percent per annum. The loan payable is secured by the partners’ capital commitment (“Credit Facility”).

The scheduled principal payments of the Fund’s mortgage payable, bonds payable and secured loans payable as of December 31, 2006 are as follows (yen in thousands):

	Mortgage Loan	Bonds	Secured Loans
	Payable	Payable	Payable	Total

2007	¥—	¥212,300	¥2,600,000	¥2,812,300
2008	—	227,400	9,785,000	10,012,400
2009	—	499,400	—	499,400
2010	—	579,760	—	579,760
2011	2,680,000	3,723,220	—	6,403,220
Thereafter	—	33,276,608	—	33,276,608

Subtotal	2,680,000	38,518,688	12,385,000	53,583,688
Unamortized premiums	25,495	31,868	—	57,363

Total	¥2,705,495	¥38,550,556	¥12,385,000	¥53,641,051

Except for the secured loan payable of ¥9.8 billion due in 2008 which is held by the Fund, the Fund’s operating properties, mortgage loan payable, bonds payable, and secured loan payable are all held in Japanese TMKs which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2006, the seven TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK and AMB Funabashi 6 TMK. The Properties owned by AMB Funabashi Tokorozawa TMK collateralize one mortgage loan payable and one bond payable. The secured loan payable held by AMB Higashi-Ogijima TMK is collateralized by cash directly held by the Fund in a cash collateral account. The properties owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK and AMB Kashiwa TMK collateralize bonds payable by the respective entities. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

5.	Leasing Activity

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2006. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Yen in thousands)

2007	¥4,592,530
2008	4,358,963
2009	3,292,245
2010	3,102,076
2011	1,722,689
Thereafter	3,620,633

Total	¥20,689,136

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥115.9 million for the year ended December 31, 2006 and ¥32.1 million for the period from Inception to December 31, 2005. These amounts are included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	Income and Withholding Taxes

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2006 and 2005, the Fund has accrued a current tax liability of ¥61.3 million and ¥26.1 million, respectively, representing future withholding taxes on distributions from operations in Japan and Singapore. The Fund also accrued a deferred tax asset of ¥34.5 million and ¥0, respectively, as of December 31, 2006 and 2005. These amounts are included in accounts payable and other liabilities and accounts receivables and other assets in the accompanying consolidated balance sheets.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

7.	Supplemental Disclosures of Cash Flow Information

	For the Year Ended	For the Period from Inception to
	December 31, 2006	December 31, 2005
	(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥404,487	¥93,684

Acquisition of properties	¥56,980,000	¥14,312,375
Non-cash transactions:
Assumption of bond payable	(35,200,000)	—
Assumption of other assets and liabilities	(5,366,091)	(1,575,172)
Assumption of debts	—	(6,107,609)
Payable for remaining portion of purchase price	(479,330)	(2,577,431)
Non-cash contribution by General Partner	(119,596)	(57,510)

	15,814,983	3,994,653
Debt financed distribution for acquisition of property	(7,180,649)	—

Net cash paid for property acquisitions	¥8,634,334	¥3,994,653

8.	Transactions with Affiliates

During the year ended December 31, 2006, AMB Japan contributed its equity interest in five Singapore PTE entities which owned an 80.81 percent indirect interest in four operating properties, aggregating 2.6 million square feet (unaudited) to the Fund. As of December 31, 2006, the Fund has an obligation of ¥56.6 million, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities, which is included in net payables to affiliates in the accompanying consolidated balance sheets.

During the year ended December 31, 2006, the Fund made debt financed distributions of ¥9.8 billion to AMB Japan related to the unpaid portion of the contributions value for the Singapore PTE entities contributed at Inception and during the year ended December 31, 2006. As of December 31, 2005, ¥2.6 billion was included in net payables to affiliates in the accompanying consolidated balance sheets.

The contribution values of the Singapore PTEs contributed to the Fund at Inception were determined based on estimated fair market values of the net assets of each PTE as of June 30, 2005. Included in the fair market value determination of the Singapore PTE net assets was the fair market value of the Properties. The fair market value of the Properties was determined based on an appraisal conducted by an independent third party. In September 2005, the June 30, 2005 estimated fair market values of the net assets of the PTEs were adjusted to reflect final valuations. The effect of this adjustment resulted in a receivable to the Fund of ¥15.1 million as of December 31, 2005, which is netted against net payables to affiliates in the accompanying consolidated balance sheets.

Pursuant to the Co-Investment Agreement, AMB Singapore has an obligation to contribute 19.19 percent in capital (debt or equity) towards acquisitions of properties. As of December 31, 2005, AMB Singapore had issued unsecured, non-interest bearing loans in the amount of ¥139.2 million to an 80.81 percent controlled subsidiary of the Fund as funding for acquisition of properties. During the year ended December 31, 2006, these loans were converted into equity in this subsidiary of the Fund.

Pursuant to the Amended and Restated Limited Partnership Agreement and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties purchased from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB Singapore. As of December 31, 2006 and 2005, the Fund has recorded acquisition fees of approximately ¥0 and

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

¥21.8 million, respectively, of which ¥12.1 million was payable to AMB Japan and ¥9.7 million was payable to AMB Singapore related to the Fund’s acquisition of Higashi-Ogijima Distribution Center. These amounts are included in net payables to affiliates in the accompanying consolidated balance sheets.

In relation to the acquisition of Higashi-Ogijima Distribution Center, AMB Higashi-Ogijima TMK paid an acquisition fee of ¥63.4 million to AMB Blackpine Ltd (“Blackpine”), a 50/50 joint venture between AMB Headlands Japan LLC, an indirect subsidiary of AMB Property Corporation (“AMB”), and a team of real estate professionals in Japan. During the year ended December 31, 2006, AMB acquired the 50.0 percent of Blackpine that AMB did not previously own, and AMB has combined the operation of Blackpine with its wholly-owned Japanese subsidiary, AMB Property Japan, Inc., the Japan branch of AMB (“AMB Property Japan”). This acquisition fee was capitalized and included in investments in real estate in the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, the unamortized acquisition fee was approximately ¥61.3 million and ¥62.9 million, respectively.

In 2005, the TMKs recorded asset management fees and leasing commissions to Blackpine of approximately ¥7.2 million and ¥16.7 million, respectively. The leasing commissions were capitalized and included in investments in real estate in the accompanying consolidated balance sheets and are being amortized over the lease terms. As of December 31, 2006 and 2005, the unamortized leasing commissions were approximately ¥12.6 million and ¥16.0 million, respectively. Blackpine ceased providing asset management services to the TMKs on January 1, 2006.

Pursuant to an asset management fees agreement, on January 1, 2006, AMB Property Japan began providing asset management services to the Properties. The asset management fee is payable monthly. For the year ended December 31, 2006, the Fund recorded asset management fees of approximately ¥54.5 million.

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and debt) contributed to each PTE by the Fund and AMB Singapore. For the year ended December 31, 2006, and for the period from Inception to December 31, 2005, the PTEs recorded management service fees of approximately ¥18.6 million and ¥7.7 million, respectively. As of December 31, 2006 and 2005, the Fund owed ¥7.9 million and ¥7.7 million, respectively, for management service fees which are included in net payables to affiliates in the accompanying consolidated balance sheets.

Pursuant to the Limited Partnership Agreement from June 30, 2005 to June 30, 2006, AMB Japan, as general partner, receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of aggregate capital commitments made to the Fund from the effective date of the agreement through the Supplemental Capital Call Date (as defined in the Limited Partnership Agreement). Pursuant to the First Amendment to the Amended and Restated Agreement of Limited Partnership, effective from July 1, 2006, the asset management priority distribution base changed from 100 percent to 90.0 percent of the aggregate capital commitments to the Fund until the earlier of 90.0 percent of capital commitments being called or the Supplement Call Date (as defined in the Limited Partnership Agreement), and thereafter until the Supplement Call Date, the base will be the called but unreturned capital contributions. Subsequent to the Supplemental Capital Call Date, AMB Japan receives asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of the unreturned capital contributions. Both amounts referred to above are reduced by amounts paid or accrued to AMB Singapore for management service fees pursuant to the Management Services Agreement and asset management fees paid or accrued to AMB Property Japan, pursuant to the agreement regarding asset management fees. For the year ended December 31, 2006, the Fund recorded asset management priority distributions of approximately ¥654.4 million. For the period from Inception to December 31, 2005, the Fund recorded asset management priority distributions of approximately ¥367.0 million. As of December 31, 2006 and 2005, the Fund owed ¥1.0 billion and ¥367.0 million, respectively, for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheets.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Pursuant to the Limited Partnership Agreement, AMB Japan receives incentive distributions equal to 20.0 percent of the amount over a 10.0 percent net nominal internal rate of return (“IRR”) accruing to the limited partners. The incentive distributions increase to 25.0 percent of the amount over a 13.0 percent IRR accruing to the limited partners. As of December 31, 2006, no incentive distributions have been paid or accrued.

AMB, the asset manager for AMB Japan, obtains company-wide insurance coverage from third parties that applies to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to ¥108.9 million for the year ended December 31, 2006 and ¥24.1 million for the period from Inception to December 31, 2005.

9.	Commitments and Contingencies

Litigation.  In the normal course of business, from time to time, the Fund may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of the Fund.

Environmental Matters.  The Fund follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. The Fund is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on the Fund’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Fund’s results of operations and cash flows.

General Uninsured Losses.  The Fund carries property and rental loss, liability, flood, environmental and terrorism insurance. Management of the Fund believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of the Fund’s properties are located in areas that are subject to earthquake activity; therefore, the Fund has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although the Fund has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that management of the Fund believes are commercially reasonable, it is not certain that the Fund will be able to collect under such policies. Should an uninsured loss occur, the Fund could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by the Fund.

10.	Subsequent Events (Unaudited)

Subsequent to December 31, 2006, the Fund acquired approximately ¥31.4 billion of operating properties, obtained secured loans payable and bonds payable of approximately ¥27.0 billion, and repaid ¥6.1 billion in bonds and secured loans payable, in the ordinary course of business.

EXHIBIT INDEX

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 8.00% Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series J Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).
3.4	Articles Supplementary redesignating and reclassifying all 2,200,000 Shares of the 8.75% Series C Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 7, 2001).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 7.95% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).
3.6	Articles Supplementary redesignating and reclassifying 130,000 Shares of 7.95% Series F Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.7	Articles Supplementary redesignating and reclassifying all 20,000 Shares of 7.95% Series G Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 of AMB Property Corporation’s Form 8-A filed on June 20, 2003).
3.9	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 of AMB Property Corporation’s Form 8-A filed on November 12, 2003).
3.10	Articles Supplementary redesignating and reclassifying all 1,300,000 shares of 8 5/8% Series B Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.11	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.19 to AMB Property Corporation’s Registration Statement on Form 8-A filed on December 12, 2005).
3.12	Articles Supplementary redesignating and reclassifying all 4,600,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
3.13	Articles Supplementary redesignating and reclassifying all 840,000 shares of 8.125% Series H Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 24, 2006).
3.14	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Registration Statement on Form 8-A filed on August 24, 2006).
3.15	Articles Supplementary redesignating and reclassifying all 220,440 shares of 7.75% Series E Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
3.16	Articles Supplementary redesignating and reclassifying 267,439 shares of 7.95% Series F Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit
Number	Description

3.17	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock. (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.18	Fifth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Form 8-A filed on June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Form 8-A filed on November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Form 8-A filed on August 24, 2006).
4.6	$30,000,000 7.925% Fixed Rate Note No. 1 dated August 18, 2000, attaching the Parent Guarantee dated August 18, 2000 (incorporated by reference to Exhibit 4.5 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.7	$25,000,000 7.925% Fixed Rate Note No. 2 dated September 12, 2000, attaching the Parent Guarantee dated September 12, 2000 (incorporated by reference to Exhibit 4.6 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.8	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.9	$25,000,000 8.00% Fixed Rate Note No. 4 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.10	Specimen of 7.10% Notes due 2008 (included in the First Supplemental Indenture incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.11	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.12	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).
4.13	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
4.14	$20,000,000 5.90% Fixed Rate Note No. 11 dated January 17, 2002, attaching the Parent Guarantee dated January 17, 2002 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on January 23, 2002).
4.15	$75,000,000 5.53% Fixed Rate Note No. B-1 dated November 10, 2003, attaching the Parent Guarantee dated November 10, 2003 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.16	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).

Exhibit
Number	Description

4.17	$175,000,000 Fixed Rate Note No, B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005).
4.18	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.19	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form S-11 (No. 333-49163)).
4.20	Second Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.21	Third Supplemental Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.22	Fourth Supplemental Indenture, dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K/A filed on November 16, 2000).
4.23	Fifth Supplemental Indenture dated as of May 7, 2002, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.24	Sixth Supplemental Indenture dated as of July 11, 2005, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.25	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.26	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 of AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.27	$175,000,000 Fixed Rate Note No. FXR-C-1, dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 15, 2006).
4.28	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.29	Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).
4.30	Registration Rights Agreement dated as of April 17, 2002 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 23, 2002).
4.31	Registration Rights Agreement dated as of September 21, 2001 by and among AMB Property Corporation, AMB Property, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 3, 2001).

Exhibit
Number		Description

4.32		Registration Rights Agreement dated as of March 21, 2001 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2001).
4.33		Registration Rights Agreement dated as of May 5, 1999 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
4.34		Registration Rights Agreement dated as of November 1, 2006 by and among AMB Property Corporation, AMB Property II, L.P., J.A. Green Development Corp. and JAGI, Inc. (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
10.1		Dividend Reinvestment and Direct Purchase Plan, dated July 9, 1999 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Report Form 10-Q for the quarter ended June 30, 1999).
*10	.2	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.4	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.5	2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 4.15 of AMB Property Corporation’s Registration Statement on Form S-8 (No. 333-90042)).
*10	.6	Amendment No. 1 to the 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).
10.7		Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 30, 2006).
10.8		Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
10.9		Second Amended and Restated Revolving Credit Agreement, dated as of June 1, 2004 by and among AMB Property L.P., the banks listed therein, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for alternate currencies, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank National Association and Wachovia Bank, N.A., as documentation agents, KeyBank National Association, The Bank of Nova Scotia, acting through its San Francisco Agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.10		Guaranty of Payment, dated as of June 1, 2004 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Europe Limited, as administrative agent for alternate currencies, for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).
10.11		Qualified Borrower Guaranty, dated as of June 1, 2004 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on June 10, 2004).

Exhibit
Number	Description

10.12	Revolving Credit Agreement, dated as of June 29, 2004, by and among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.13	Guaranty of Payment, dated as of June 29, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on July 2, 2004).
10.14	Amendment No. 1 to Revolving Credit Agreement, dated as of June 9, 2005, by and among, AMB Japan Finance Y.K., AMB Amagasaki TMK, AMB Narita 1-1 TMK and AMB Narita 2 TMK, as borrowers, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference in Exhibit 10.19 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.15	Amendment No. 2 to Revolving Credit Agreement, dated as of December 8, 2005, by and among, AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager (incorporated by reference in Exhibit 10.20 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.16	Credit Facility Agreement, dated as of November 24, 2004, by and among AMB Tokai TMK, as borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agents and sole lead arranger and bookmanager (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).
10.17	Guaranty of Payment, dated as of November 24, 2004 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Credit Facility Agreement (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on December 1, 2004).
10.18	Agreement of Sale, made as of October 6, 2003, by and between AMB Property, L.P., International Airport Centers L.L.C. and certain affiliated entities (incorporated by reference to Exhibit 99.3 of AMB Property Corporation’s Current Report on Form 8-K filed on November 6, 2003).
10.19	Amendment No. 1, dated May 12, 2005, to Second Amended and Restated Credit Agreement by and among AMB Property, L.P., AMB Property Corporation, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent, Bank of America, N.A., as syndication agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Commerzbank Aktiengesellschaft New York and Grand Cayman Branches, PNC Bank, National Association, and Wachovia Bank, N.A., as documentation agents, Keybank National Association, the Bank of Nova Scotia, acting through its San Francisco agency, and Wells Fargo Bank, N.A., as managing agents, and ING Real Estate Finance (USA) LLC, Southtrust Bank and Union Bank of California, N.A., as co-agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.20	Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number		Description

10.21		Third Amended and Restated Revolving Credit Agreement, dated as of February 16, 2006, by and among AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Societe Generale, as documentation agent, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2006).
*10	.22	Separation Agreement and Release of All Claims, dated August 17, 2005, by and between AMB Property Corporation and David S. Fries (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on August 17, 2005).
10.23		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006).
10.24		Fourth Amended and Restated Revolving Credit Agreement, dated as of June 13, 2006, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Société Générale, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong dollars agent, Bank of America, N.A., acting by its Canada branch, as reference bank, Bank of America, Singapore branch, as Singapore dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 19, 2006).
10.25		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006).
10.26		AMB 2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
10.27		Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
10.28		Form of Amended and Restated Change of Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
10.29		Separation Agreement and Release of All Claims, dated November 20, 2006, by and between AMB Property Corporation and W. Blake Baird (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
10.30		Separation Agreement and Release of All Claims, dated November 21, 2006, by and between AMB Property Corporation and Michael A. Coke (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
10.31		Euros 228,000,000 Facility Agreement, dated as of December 8, 2006, by and among AMB European Investments LLC, AMB Property, L.P., ING Real Estate Finance NV and the Entities of AMB, Entities of AMB Property, L.P., Financial Institutions and the Entities of ING Real Estate Finance NV all listed on Schedule 1 of the Facility Agreement (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on December 14, 2006).

Exhibit
Number	Description

10.32	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.33	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.34	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.35	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.36	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Form 8-K filed on February 21, 2007).
21.1	Subsidiaries of AMB Property Corporation (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in Part IV of AMB Property Corporation’s Annual Report on Form 10-K filed on February 23, 2007).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated February 23, 2007 (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
31.2	Rule 13a-14 (a)/15d-14 (a) Certifications dated October 25, 2007 .
32.1	18 U.S.C. § 1350 Certifications dated February 23, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property Corporation’s Annual Report on Form 10-K on February 23, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Management contract or compensatory plan or arrangement