Form 10-Q/A
period 2007-03-31
AMB PROPERTY CORP
filed 2007-10-26
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545

AMB Property Corporation
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	94-3281941 (I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

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

AMB PROPERTY CORPORATION

This Quarterly Report on Form 10-Q for AMB Property Corporation for the quarter ended March 31, 2007 is being amended to revise Part I, Item 1 to include in Note 8 of the Notes to Consolidated Financial Statements summarized income statement information for the Company’s unconsolidated co-investment joint ventures.

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

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited, dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$162,082	$171,301
Private capital income	5,925	5,106

Total revenues	168,007	176,407

COSTS AND EXPENSES
Property operating expenses	(25,371)	(24,300)
Real estate taxes	(18,876)	(19,843)
Depreciation and amortization	(41,029)	(42,754)
Impairment losses	(257)	—
General and administrative	(29,854)	(23,048)
Other expenses	(912)	(537)
Fund costs	(241)	(614)

Total costs and expenses	(116,540)	(111,096)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	2,113	2,088
Other income	5,507	3,507
Gains from dispositions of real estate interests	136	—
Development profits, net of taxes	12,192	674
Interest expense, including amortization	(33,865)	(39,153)

Total other income and expenses, net	(13,917)	(32,884)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	37,550	32,427

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(7,193)	(8,539)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(595)	(32)
Preferred unitholders	(3,699)	(5,001)
Limited partnership unitholders	(494)	(730)

Total minority interests’ share of income	(11,981)	(14,302)

Income from continuing operations before cumulative effect of change in accounting principle	25,569	18,125

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	77	2,246
Gains from dispositions of real estate, net of minority interests	36	7,013

Total discontinued operations	113	9,259

Net income before cumulative effect of change in accounting principle	25,682	27,384
Cumulative effect of change in accounting principle	—	193

Net income	25,682	27,577
Preferred stock dividends	(3,952)	(3,096)
Preferred unit redemption / issuance costs	—	(1,097)

Net income available to common stockholders	$21,730	$23,384

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.24	$0.16
Discontinued operations	—	0.11
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.24	$0.27

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.23	$0.16
Discontinued operations	—	0.10
Cumulative effect of change in accounting principle	—	—

Net income available to common stockholders	$0.23	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	92,265,002	86,432,895

Diluted	95,098,711	90,179,329

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated co-investment joint ventures’ total investment and property debt at March 31, 2007 and December 31, 2006 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate(1)		Property Debt(2)		Other Debt
		Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2007	2006	2007	2006	2007	2006

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,643	$52,942	$20,459	$20,605	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	683,952	679,138	322,094	323,532	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	445,718	444,990	350,073	235,480	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	521,314	519,534	242,050	243,263	—	—
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	153,990	153,563	84,558	78,904	—	—

			$1,857,617	$1,850,167	$1,019,234	$901,784	$65,000	$65,000

(1)	The Company also had other consolidated joint ventures with total investments in real estate of $585.9 million as of March 31, 2007.

(2)	The Company also had other consolidated joint ventures with property debt of $135.1 million as of March 31, 2007.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of March 31, 2007.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2007	2006	Date

Joint Venture Partners	$506,611	$555,201	N/A
Limited Partners in the Operating Partnership	82,388	74,780	N/A
Series J preferred units (liquidation preference of $40,000)	38,883	38,883	September 2006
Series K preferred units (liquidation preference of $40,000)	38,932	38,932	April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	30,435	27,281	N/A
Series D preferred units (liquidation preference of $79,767)	77,678	77,684	February 2012
Series I preferred units (liquidation preference of $25,500)	24,799	24,799	March 2006

Total minority interests	$799,726	$837,560

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents summarized income statement information for the Company’s unconsolidated co-investment joint ventures for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
		Income (loss)			Income (loss)
		from	Net		from	Net
		Continuing	Income		Continuing	Income
Co-Investment Unconsolidated Joint Ventures:	Revenues	Operations	(loss)	Revenues	Operations	(loss)

AMB Institutional Alliance Fund III, L.P.(1)	$29,480	$2,912	$2,927	$15,653	$1,835	$2,095
AMB Japan Fund I, L.P.(2)	10,929	2,192	2,192	2,794	133	133
AMB-SGP Mexico, LLC(3)	4,307	(2,119)	(2,119)	3,047	(1,346)	(1,346)
AMB DFS Fund I, LLC(4)	—	(39)	(39)	—	—	—

Total	$44,716	$2,946	$2,961	$21,494	$622	$882

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three months ended March 31, 2007 and 2006.

(3)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2007, approximately 6,117,609 options and 686,671 non-vested stock awards were outstanding under the plans. There were 501,058 stock options granted, 1,218,592 options exercised, and 11,882 options forfeited during the three months ended March 31, 2007. There were 255,671 restricted stock awards made during the three months ended March 31, 2007. 179,477 non-vested stock awards vested and 1,072 non-vested stock awards were forfeited during the three months ended March 31, 2007. The related stock option expense was $1.9 million and $2.1 million and the related restricted stock compensation expense was $3.2 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

10.	Income Per Share

The Company’s only dilutive securities outstanding for the three months ended March 31, 2007 and 2006 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the		For the		For the
	Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
Segments(1)	2007	2006	2007	2006	2007	2006

North America Markets
Southern California	$26,418	$27,415	$20,789	$21,817	$9,004	$—
No. New Jersey/New York	17,545	19,653	11,699	13,347	—	—
San Francisco Bay Area	21,345	21,554	16,839	16,953	—	—
Chicago	13,514	13,629	9,208	9,324	2,668	—
On-Tarmac	13,460	14,055	7,276	7,869	—	—
South Florida	10,716	9,251	7,236	6,295	478	674
Seattle	9,323	9,354	7,194	7,246	—	—
Non-U.S. Markets
Europe	11,741	6,532	9,361	5,233	—	—
Asia	1,418	8,741	673	7,938	—	—

Total markets	125,480	130,184	90,275	96,022	12,150	674
Other Markets	33,824	41,176	24,713	29,112	42	—
Straight-line rents and amortization of lease intangibles	2,715	5,146	2,715	5,146	—	—
Discontinued operations	63	(5,205)	132	(3,122)	—	—
Capital Partners
Private capital income	5,925	5,106	—	—	—	—

Total	$168,007	$176,407	$117,835	$127,158	$12,192	$674

(1)	The markets included are a subset of the Company’s regions defined as East, Southwest and West Central in North America, Europe and Asia.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under accounting principles generally accepted in the U.S., or GAAP (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Property NOI	$117,835	$127,158
Development profits, net of taxes	12,192	674
Private capital income	5,925	5,106
Depreciation and amortization	(41,029)	(42,754)
Impairment losses	(257)	—
General and administrative	(29,854)	(23,048)
Other expenses	(912)	(537)
Fund costs	(241)	(614)
Equity in earnings of unconsolidated joint ventures	2,113	2,088
Other income	5,507	3,507
Gains from dispositions of real estate interests	136	—
Interest, including amortization	(33,865)	(39,153)
Total minority interests’ share of income	(11,981)	(14,302)
Total discontinued operations	113	9,259
Cumulative effect of change in accounting principle	—	193

Net income	$25,682	$27,577

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	March 31,	December 31,
	2007	2006

North America Markets
Southern California	$868,016	$895,610
No. New Jersey/New York	608,718	607,727
San Francisco Bay Area	701,914	703,660
Chicago	437,020	446,662
On-Tarmac	208,089	210,798
South Florida	363,801	371,603
Seattle	390,745	380,459
Non-U.S. Marktes
Europe	756,650	723,326
Asia	537,124	434,706

Total marktes	4,872,077	4,774,551
Other Markets	1,506,530	1,430,308
Investments in unconsolidated joint ventures	279,422	274,381
Non-segment assets	318,954	234,272

Total assets	$6,976,983	$6,713,512

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

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

PART II

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock. (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.2	Fifth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
10.1	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.2	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.3	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.4	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.5	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 of AMB Property Corporation’s Current Report on Form 8-K filed on February 21, 2007).
10.6	Fourteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 22, 2007 (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
10.7	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2007).
31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated May 8, 2007 (filed with AMB Property Corporation’s Quarterly Report on Form 10-Q on May 8, 2007).
31.2	Rule 13a-14 (a)/15d-14 (a) Certifications dated October 25, 2007.

Exhibit
Number	Description

32.1	18 U.S.C. § 1350 Certifications dated May 8, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property Corporation’s Quarterly Report on Form 10-Q on May 8, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: October 25, 2007