Form 10-Q/A
period 2007-06-30
AMB PROPERTY CORP
filed 2007-10-26
CIK 1045609

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

AMB PROPERTY CORPORATION

This Quarterly Report on Form 10-Q for AMB Property Corporation for the quarter ended June 30, 2007 is being amended to revise Part I, Item 1 to include in Note 7 of the Notes to Consolidated Financial Statements summarized income statement information for the Company’s unconsolidated co-investment joint ventures.

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

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143,951	$102,930
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(4,950)	(11,300)
Depreciation and amortization	82,504	87,254
Impairment losses	257	5,394
Exchange losses	2,883	—
Stock-based compensation amortization	9,403	10,941
Equity in earnings of unconsolidated joint ventures	(3,861)	(10,366)
Operating distributions received from unconsolidated joint ventures	7,409	1,147
Gains from sale or contribution of real estate interests, net	(74,843)	—
Development profits, net of taxes	(41,188)	(46,372)
Debt premiums, discounts and finance cost amortization, net	958	5,247
Total minority interests’ share of net income	28,070	29,041
Discontinued operations:
Depreciation and amortization	8	452
Joint venture partners’ share of net income	(63)	139
Limited partnership unitholders’ share of net income	59	324
Gains from dispositions of real estate, net of minority interests	(419)	(24,087)
Cumulative effect of change in accounting principle	—	(193)
Changes in assets and liabilities:
Accounts receivable and other assets	(29,194)	13,635
Accounts payable and other liabilities	10,596	(4,239)

Net cash provided by operating activities	131,580	159,947
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(5,979)	5,353
Cash paid for property acquisitions	(32,948)	(311,507)
Additions to land, buildings, development costs, building improvements and lease costs	(537,709)	(497,947)
Net proceeds from divestiture of real estate	402,614	149,559
Additions to interests in unconsolidated joint ventures	(47,512)	(5,121)
Capital distributions received from unconsolidated joint ventures	218	13,633
Repayment of mortgage and loan receivables	1,589	2,805
Cash transferred to unconsolidated joint venture	(32,465)	—

Net cash provided by (used in) investing activities	(252,192)	(643,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	472,072	—
Proceeds from stock option exercises	21,920	33,400
Borrowings on secured debt	509,033	196,149
Payments on secured debt	(237,541)	(208,377)
Borrowings on other debt	15,956	65,000
Payments on other debt	(19,347)	(746)
Borrowings on unsecured credit facilities	709,176	646,509
Payments on unsecured credit facilities	(986,558)	(252,828)
Payment of financing fees	(10,956)	(5,736)
Net proceeds from issuances of senior debt	24,889	99,456
Payments on senior debt	(70,000)	(25,000)
Issuance costs on preferred stock or units	(562)	(217)
Repurchase of preferred units	(102,735)	(88,180)
Contributions from co-investment partners	30,335	124,185
Dividends paid to common and preferred stockholders	(100,237)	(86,536)
Distributions to minority interests, including preferred units	(78,182)	(52,810)

Net cash (used in) provided by financing activities	177,263	444,269
Net effect of exchange rate changes on cash	(7,446)	8,473
Net increase (decrease) in cash and cash equivalents	49,205	(30,536)
Cash and cash equivalents at beginning of period	174,763	232,881

Cash and cash equivalents at end of period	$223,968	$202,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$64,900	$77,244
Non-cash transactions:
Acquisition of properties	$35,050	$399,625
Assumption of secured debt	—	(61,006)
Assumption of other assets and liabilities	388	(19,096)
Acquisition capital	(590)	(8,016)
Minority interest contribution, including units issues	(1,900)	—

Net cash paid for property acquisitions	$32,948	$311,507

Preferred unit redemption issuance costs	$2,927	$1,020
Contribution of properties to unconsolidated joint ventures, net	$60,027	$126,067
Purchase of equity interest of unconsolidated joint venture, net	$26,031	$—

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated co-investment joint ventures’ total investment and property debt at June 30, 2007 and December 31, 2006 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate(1)		Property Debt(2)		Other Debt
	Joint Venture	Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Co-investment Joint Venture	Partner	Percentage	2007	2006	2007	2006	2007	2006

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,654	$52,942	$20,318	$20,605	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	687,323	679,138	320,662	323,532	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte Ltd(3)	50%	448,399	444,990	348,928	235,480	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	523,766	519,534	240,812	243,263	—	—
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	155,235	153,563	84,118	78,904	—	—

Total			$1,867,377	$1,850,167	$1,014,838	$901,784	$65,000	$65,000

(1)	The Company also had other consolidated joint ventures with total investments in real estate of $606.0 million as of June 30, 2007.

(2)	The Company also had other consolidated joint ventures with property debt of $103.7 million as of June 30, 2007.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2007.

(5)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2007	2006	Date

Joint Venture Partners	$535,280	$555,201	N/A
Limited Partners in the Operating Partnership	78,491	74,780	N/A
Series J preferred units (liquidation preference of $40,000)	—	38,883	Redeemed in April 2007
Series K preferred units (liquidation preference of $40,000)	—	38,932	Redeemed in April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	31,430	27,281	N/A
Series D preferred units (liquidation preference of $79,767)	77,563	77,684	February 2012
Series I preferred units (liquidation preference of $25,500)	—	24,799	Repurchased in April 2007

Total minority interests	$722,764	$837,560

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below presents summarized income statement information for the Company’s unconsolidated co-investment joint ventures for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
		Income			Income
		(loss)			(loss)
		from	Net		from	Net
		Continuing	Income		Continuing	Income
Co-Investment Unconsolidated Joint Ventures:	Revenues	Operations	(loss)	Revenues	Operations	(loss)

AMB Institutional Alliance Fund III, L.P.(1)	$33,324	$3,917	$3,924	$18,299	$2,815	$2,991
AMB Japan Fund I, L.P.(2)	11,448	1,510	1,510	2,673	253	253
AMB Europe Fund I, FCP-FIS(3)	2,860	432	432	—	—	—
AMB-SGP Mexico, LLC(4)	5,347	(2,688)	(2,688)	3,073	(1,992)	(1,992)
AMB DFS Fund I, LLC(5)	—	(16)	(16)	—	—	—

Total	$52,979	$3,155	$3,162	$24,045	$1,076	$1,252

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
		Income			Income
		(loss)			(loss)
		from	Net		from	Net
		Continuing	Income		Continuing	Income
Co-Investment Unconsolidated Joint Ventures:	Revenues	Operations	(loss)	Revenues	Operations	(loss)

AMB Institutional Alliance Fund III, L.P.(1)	$62,714	$6,829	$6,851	$33,952	$4,650	$5,086
AMB Japan Fund I, L.P.(2)	22,381	3,696	3,696	5,468	384	384
AMB Europe Fund I, FCP-FIS(3)	2,860	432	432	—	—	—
AMB-SGP Mexico, LLC(4)	9,654	(4,807)	(4,807)	6,120	(3,338)	(3,338)
AMB DFS Fund I, LLC(5)	—	(55)	(55)	—	—	—

Total	$97,609	$6,095	$6,117	$45,540	$1,696	$2,132

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private REIT. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

(2)	AMB Japan Fund I is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three and six months ended June 30, 2007 and 2006.

(3)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. This fund is Euro-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three and six months ended June 30, 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Non-U.S. Marktes
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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PART II

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles Supplementary Redesignating and Reclassifying 510,000 Shares of 8.00% Series I Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.2	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series J Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 of AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.3	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series K Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 of AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
10.1	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on May 15, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 9, 2007 (filed with AMB Property Corporation’s Quarterly Report on Form 10-Q on August 9, 2007).
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 25, 2007.
32.1	18 U.S.C. § 1350 Certifications dated August 9, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing (filed with AMB Property Corporation’s Quarterly Report on Form 10-Q on August 9, 2007).
32.2	18 U.S.C. § 1350 Certifications dated October 25, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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