Form 10-Q
period 2007-09-30
AMB PROPERTY CORP
filed 2007-11-09
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 5, 2007, there were 99,035,032 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,264,112	$1,351,123
Buildings and improvements	3,798,154	4,038,474
Construction in progress	1,486,160	1,186,136

Total investments in properties	6,548,426	6,575,733
Accumulated depreciation and amortization	(884,336)	(789,693)

Net investments in properties	5,664,090	5,786,040
Investments in unconsolidated joint ventures	360,272	274,381
Properties held for contribution, net	258,568	154,036
Properties held for divestiture, net	63,733	20,916

Net investments in real estate	6,346,663	6,235,373
Cash and cash equivalents	296,799	174,763
Restricted cash	103,212	21,115
Accounts receivable, net of allowance for doubtful accounts of $7,787 and $6,361, respectively	159,269	133,998
Deferred financing costs, net	24,380	20,394
Other assets	132,855	127,869

Total assets	$7,063,178	$6,713,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,364,557	$1,395,354
Unsecured senior debt	1,002,810	1,101,874
Unsecured credit facilities	818,325	852,033
Other debt	145,104	88,154

Total debt	3,330,796	3,437,415
Security deposits	39,246	36,106
Dividends payable	54,902	48,967
Accounts payable and other liabilities	238,886	186,807

Total liabilities	3,663,830	3,709,295
Commitments and contingencies (Note 11)
Minority interests:
Joint venture partners	516,948	555,201
Preferred unitholders	77,561	180,298
Limited partnership unitholders	103,773	102,061

Total minority interests	698,282	837,560
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,086
Common stock, $.01 par value, 500,000,000 shares authorized, 98,910,419 and 89,662,435 issued and outstanding, respectively	988	895
Additional paid-in capital	2,269,645	1,796,849
Retained earnings	200,981	147,274
Accumulated other comprehensive income (loss)	6,040	(1,778)

Total stockholders’ equity	2,701,066	2,166,657

Total liabilities and stockholders’ equity	$7,063,178	$6,713,512

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Unaudited, dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$158,740	$172,845	$477,823	$510,038
Private capital income	7,564	7,490	22,007	17,539

Total revenues	166,304	180,335	499,830	527,577

COSTS AND EXPENSES
Property operating expenses	(23,791)	(24,774)	(73,249)	(72,557)
Real estate taxes	(19,237)	(19,766)	(56,677)	(59,114)
Depreciation and amortization	(40,865)	(46,914)	(122,433)	(133,514)
Impairment losses	—	—	(257)	(5,394)
General and administrative	(35,145)	(25,641)	(95,259)	(73,831)
Other expenses	(944)	(893)	(2,995)	(1,134)
Fund costs	(261)	(495)	(779)	(1,588)

Total costs and expenses	(120,243)	(118,483)	(351,649)	(347,132)

OTHER INCOME AND EXPENSES
Equity in earnings of unconsolidated joint ventures, net	3,425	2,239	7,286	12,605
Other income	7,956	2,911	20,012	8,716
Gains from sale or contribution of real estate interests, net	—	—	74,843	—
Development profits, net of taxes	48,298	23,517	89,486	69,889
Interest expense, including amortization	(28,896)	(43,966)	(96,394)	(127,487)

Total other income and expenses, net	30,783	(15,299)	95,233	(36,277)

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	76,844	46,553	243,414	144,168

Minority interests’ share of income:
Joint venture partners’ share of income before minority interests and discontinued operations	(5,889)	(12,014)	(21,149)	(29,310)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(2,115)	(1,150)	(5,196)	(2,735)
Preferred unitholders	(1,431)	(3,791)	(6,610)	(12,816)
Limited partnership unitholders	(614)	17	(4,998)	(994)

Total minority interests’ share of income	(10,049)	(16,938)	(37,953)	(45,855)

Income from continuing operations before cumulative effect of change in accounting principle	66,795	29,615	205,461	98,313

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	2,403	3,559	7,271	13,476
Gains from dispositions of real estate, net of minority interests	3,912	213	4,329	24,335

Total discontinued operations	6,315	3,772	11,600	37,811

Net income before cumulative effect of change in accounting principle	73,110	33,387	217,061	136,124
Cumulative effect of change in accounting principle	—	—	—	193

Net income	73,110	33,387	217,061	136,317
Preferred stock dividends	(3,952)	(3,440)	(11,856)	(9,631)
Preferred unit redemption (issuance costs) discount	(3)	16	(2,930)	(1,004)

Net income available to common stockholders	$69,155	$29,963	$202,275	$125,682

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.64	$0.30	$1.97	$1.01
Discontinued operations	0.06	0.04	0.12	0.43
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.70	$0.34	$2.09	$1.44

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.63	$0.29	$1.92	$0.97
Discontinued operations	0.06	0.04	0.12	0.42
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.69	$0.33	$2.04	$1.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	98,722,381	88,029,033	96,763,520	87,293,084

Diluted	100,914,340	91,058,029	99,311,137	90,458,810

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited, dollars in thousands, except share amounts)

Balance as of December 31, 2006	$223,417	89,662,435	$895	$1,796,849	$147,274	$(1,778)	$2,166,657
Net income	11,856	—	—	—	202,275	—
Unrealized gain on securities and derivatives	—	—	—	—	—	(815)
Currency translation adjustment	—	—	—	—	—	8,633
Total comprehensive income							221,949
Issuance of common stock, net	—	8,365,800	84	471,988	—	—	472,072
Stock-based compensation amortization and issuance of restricted stock, net	—	25,424	—	13,517	—	—	13,517
Exercise of stock options	—	1,361,525	14	23,310	—	—	23,324
Conversion of partnership units	—	564,273	6	32,935	—	—	32,941
Repurchases of common stock	—	(1,069,038)	(11)	(53,348)	—	—	(53,359)
Forfeiture of restricted stock	—	—	—	(1,436)	—	—	(1,436)
Reallocation of partnership interest	—	—	—	(13,598)	—	—	(13,598)
Offering costs	(5)	—	—	(572)	—	—	(577)
Dividends	(11,856)	—	—	—	(148,568)	—	(160,424)

Balance as of September 30, 2007	$223,412	98,910,419	$988	$2,269,645	$200,981	$6,040	$2,701,066

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217,061	$136,317
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(8,767)	(16,190)
Depreciation and amortization	122,433	133,514
Impairment losses	257	5,394
Exchange losses	2,883	—
Stock-based compensation amortization	13,517	14,386
Equity in earnings of unconsolidated joint ventures	(7,286)	(12,605)
Operating distributions received from unconsolidated joint ventures	12,354	1,882
Gains from sale or contribution of real estate interests, net	(74,843)	—
Development profits, net of taxes	(89,486)	(69,889)
Debt premiums, discounts and finance cost amortization, net	2,446	6,799
Total minority interests’ share of net income	37,953	45,855
Discontinued operations:
Depreciation and amortization	1,061	2,916
Joint venture partners’ share of net income	(66)	378
Limited partnership unitholders’ share of net income	333	654
Gains from dispositions of real estate, net of minority interests	(4,329)	(24,335)
Cumulative effect of change in accounting principle	—	(193)
Changes in assets and liabilities:
Accounts receivable and other assets	(74,648)	(19,000)
Accounts payable and other liabilities	66,062	15,201

Net cash provided by operating activities	216,935	221,084
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(78,756)	4,723
Cash paid for property acquisitions	(50,749)	(407,778)
Additions to land, buildings, development costs, building improvements and lease costs	(806,702)	(764,946)
Net proceeds from divestiture of real estate	502,267	217,330
Additions to interests in unconsolidated joint ventures	(53,852)	(2,389)
Capital distributions received from unconsolidated joint ventures	82,724	25,377
Repayment of mortgage and loan receivables	1,542	2,839
Cash transferred to unconsolidated joint venture	(33,709)	—

Net cash used in investing activities	(437,235)	(924,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	472,072	—
Proceeds from stock option exercises	23,324	49,580
Repurchase and retirement of common and preferred stock	(53,359)	—
Borrowings on secured debt	592,635	309,367
Payments on secured debt	(250,100)	(223,343)
Borrowings on other debt	75,956	72,032
Payments on other debt	(19,537)	(16,101)
Borrowings on unsecured credit facilities	1,242,481	912,967
Payments on unsecured credit facilities	(1,303,843)	(615,309)
Payment of financing fees	(13,119)	(8,552)
Net proceeds from issuances of senior debt	24,734	272,677
Payments on senior debt	(125,000)	(25,000)
Net proceeds from issuances of preferred stock or units	—	48,263
Issuance costs on preferred stock or units	(577)	(217)
Repurchase of preferred units	(102,737)	(98,080)
Contributions from co-investment partners	38,547	183,153
Dividends paid to common and preferred stockholders	(154,557)	(130,559)
Distributions to minority interests, including preferred units	(115,518)	(108,824)

Net cash provided by financing activities	331,402	622,054
Net effect of exchange rate changes on cash	10,934	3,162
Net increase (decrease) in cash and cash equivalents	122,036	(78,544)
Cash and cash equivalents at beginning of period	174,763	232,881

Cash and cash equivalents at end of period	$296,799	$154,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$105,171	$114,698
Non-cash transactions:
Acquisition of properties	$53,509	$514,603
Assumption of secured debt	—	(77,862)
Assumption of other assets and liabilities	(11)	(18,180)
Acquisition capital	(849)	(10,783)
Minority interest contribution, including units issued	(1,900)	—

Net cash paid for property acquisitions	$50,749	$407,778

Preferred unit redemption issuance costs	$2,930	$1,004
Contribution of properties to unconsolidated joint ventures, net	$74,035	$133,032
Purchase of equity interest of unconsolidated joint venture, net	$26,031	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

1.	Organization and Formation of the Company

AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, development and operation of industrial properties in key distribution markets throughout North America, Europe and Asia. The Company uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The Company uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which it intends to hold for the long-term. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries.

As of September 30, 2007, the Company owned an approximate 96.0% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 4.0% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. These co-investment joint ventures provide the Company with an additional source of capital and income. As of September 30, 2007, the Company had investments in five consolidated and five unconsolidated co-investment joint ventures.

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

As of September 30, 2007, the Company owned or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 140.8 million square feet (13.1 million square meters) in 1,168 buildings in 44 markets within thirteen countries. Additionally, as of September 30, 2007, the Company managed, but did not have a significant ownership interest in, industrial and other properties, totaling approximately 1.5 million square feet.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the approximately 140.8 million square feet as of September 30, 2007:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 114.0 million square feet (principally warehouse distribution buildings) that were 95.5% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company had investments in 51 industrial development projects, which are expected to total approximately 16.8 million square feet upon completion;

•	on a consolidated basis, the Company owned ten development projects, totaling approximately 2.5 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Company held approximately 0.1 million square feet, which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006, its Quarterly Reports on Form 10-Q, for the quarters ended March 31, 2007 and June 30, 2007, and any amendments to such reports.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. For properties held for sale, impairment is recognized when the carrying value of the property is less than its estimated fair value net of cost to sell. As a result of leasing activity and the economic environment, the Company

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

re-evaluated the carrying value of its investments and recorded an impairment charge on one of its investments of $0.3 million and $5.4 million during the nine months ended September 30, 2007 and 2006, respectively.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Comprehensive Income.  The Company reports comprehensive income in its Statement of Stockholders’ Equity. Comprehensive income was $81.2 million and $30.9 million for the three months ended September 30, 2007 and 2006, respectively. Comprehensive income was $221.9 million and $135.6 million for the nine months ended September 30, 2007 and 2006, respectively.

International Operations.  The U.S. dollar is the functional currency for the Company’s subsidiaries operating in the United States and Mexico. Other than Mexico, the functional currency for the Company’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. The Company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains (losses) are included in the Company’s results of operations.

The Company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board (FASB), goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Company determined that there was no impairment to goodwill and intangible assets during the quarter ended September 30, 2007.

New Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption by the Company of FIN 48 on January 1, 2007 did not have a material effect on the Company’s financial statements. The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

3.	Real Estate Acquisition and Development Activity

Acquisition activity during the three and nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands):

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2007	2006	2007	2006

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	5	6	18	14
Square feet	986,161	1,034,080	3,815,577	3,385,077
Expected investment	$83,284	$97,315	$311,803	$274,201
Number of properties acquired by AMB Europe Fund I, FCP-FIS	1	—	5	—
Square Feet	122,924	—	1,468,239	—
Expected investment	$9,384	$—	$134,779	$—
Number of properties acquired by AMB Japan Fund I, L.P.	1	—	8	—
Square feet	44,566	—	1,107,261	—
Expected investment	$4,957	$—	$180,901	$—
Number of properties acquired by AMB-SGP Mexico, LLC	—	—	3	—
Square Feet	—	—	1,739,976	—
Expected investment	$—	$—	$69,688	$—
Number of properties acquired by AMB Partners II, L.P.	—	—	—	2
Square feet	—	—	—	616,437
Expected investment	—	—	—	60,602
Number of properties acquired by AMB Property, L.P.	2	3	6	7
Square feet	304,777	248,257	665,829	1,901,813
Expected investment	$18,635	$18,280	$55,459	$180,933

Total number of properties acquired	9	9	40	23
Total square feet	1,458,428	1,282,337	8,796,882	5,903,327
Total acquisition cost	$113,601	$112,828	$738,158	$504,953
Total acquisition capital	$2,659	$2,767	$14,472	$10,783

Total expected investment	$116,260	$115,595	$752,630	$515,736

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development starts are generally defined as projects where we have obtained building permits and have begun physical construction, during the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

North America:
Number of new development projects	9	5	20	12
Number of value-added conversion projects	—	—	1	—
Square feet	2,327,175	2,055,118	5,415,497	4,333,307
Estimated total investment(1)	$181,345	$112,316	$407,670	$250,627
Europe:
Number of new development projects	2	1	2	1
Square feet	504,288	37,954	504,288	37,954
Estimated total investment(1)	$51,652	$4,405	$51,652	$4,405
Asia:
Number of new development projects	—	2	3	6
Square feet	—	677,655	2,027,859	3,338,203
Estimated total investment(1)	$—	$134,486	$229,553	$349,592

Total:
Number of new development projects	11	8	25	19
Number of value-added conversion projects	—	—	1	—
Square feet	2,831,463	2,770,727	7,947,644	7,709,464
Estimated total investment(1)	$232,997	$251,207	$688,875	$604,624

Land acquisitions during the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

North America:
Acres	92	253	1,026	579
Estimated build out potential (square feet)	1,444,220	3,233,229	17,996,473	8,618,394
Investment(2)	$65,755	$54,078	$165,951	$183,722
Asia:
Acres	16	19	19	33
Estimated build out potential (square feet)	398,264	799,634	787,264	1,984,430
Investment(2)	$5,645	$11,446	$18,645	$47,382

Total:
Acres	108	272	1,045	612
Estimated build out potential (square feet)	1,842,484	4,032,863	18,783,737	10,602,824
Investment(2)	$71,400	$65,524	$184,596	$231,104

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases and associated carry costs. Estimated total investments are based on current forecasts and are subject to change.

(2)	Includes acquisition cost and associated carry costs.

Development completions are generally defined as properties that are substantially complete and 90% occupied or pre-leased or that have been substantially complete for at least 12 months. Development completions during the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007		2006

Placed in Operations:
Number of projects	—	2	1		7
Square feet	—	181,240	179,400		941,336
Investment	$—	$13,030	$10,657		$90,470
Sold:
Number of projects	1	3	6		4
Square feet	—	766,547	368,492		798,699
Investment	$8,065	$30,162	$51,648		$32,656
Contributed:
Number of projects	—	—	7		2
Square feet	—	—	2,037,047		1,457,942
Investment	$—	$—	$195,556		$248,700
Held for Sale or Contribution:
Number of projects	6	7	9		9
Square feet	1,786,465	2,664,436	2,259,647		3,001,892
Investment	$138,202	$199,108	$182,149		$217,740

Total:
Number of projects	7	12	23	(1)	22	(1)
Square feet	1,786,465	3,612,223	4,844,586		6,199,869
Investment	$146,267	$242,300	$440,010		$589,566

(1)	One of the projects completed during the three and nine months ended September 30, 2006, totaling $12.6 million and approximately 0.2 million square feet, is held in an unconsolidated joint venture.

Development Pipeline.  As of September 30, 2007, the Company had 51 industrial projects in its development pipeline, which are expected to total approximately 16.8 million square feet and have an aggregate estimated investment of $1.6 billion upon completion. The Company has an additional ten development projects available for sale or contribution totaling approximately 2.5 million square feet, with an aggregate estimated investment of $232.8 million. As of September 30, 2007, the Company and its joint venture partners had funded an aggregate of $1.1 billion and needed to fund an estimated additional $520.4 million in order to complete its development pipeline. The development pipeline, at September 30, 2007, included projects expected to be completed through the fourth quarter of 2009. In addition to the Company’s committed development pipeline, it holds a total of 2,405 acres of land for future development or sale, 95% of which is located in North America. The Company currently estimates that these 2,405 acres of land could support approximately 42.1 million square feet of future development.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Development Profits, Gains from Dispositions of Real Estate Interests and Discontinued Operations

Development sales activity during the three and nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Number of completed development projects	1	3	6	4
Number of value-added conversions	1	—	1	—
Number of land parcels	—	—	—	2
Square feet	42,585	766,547	368,492	798,699
Gross sales price	$26,280	$38,421	$71,894	$46,426
Development profits, net of taxes	$8,479	$6,983	$14,686	$6,789

Development contribution activity during the three and nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	—	—	4	—
Square feet	—	—	1,006,164	—
Number of projects contributed to AMB-SGP Mexico, LLC	—	—	1	1
Square feet	—	—	217,514	580,669
Number of land parcels contributed to AMB DFS Fund I, LLC	—	—	2	—
Square feet	—	—	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	3	—	6	—
Square feet	864,804	—	1,312,614	—
Number of projects contributed to AMB Japan Fund I, L.P.	1	1	1	2
Square feet	469,627	667,978	469,627	1,457,943

Total number of contributed development assets	4	1	14	3
Total square feet	1,334,431	667,978	3,005,919	2,038,612
Development profits, net of taxes	$39,819	$16,534	$74,800	$63,100

Gains from Sale or Contribution of Real Estate Interests.  During the nine months ended September 30, 2007, the Company contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Company recognized a gain of $74.8 million on the contributions, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash. During the three and nine months ended September 30, 2006 and the three months ended September 30, 2007, there were no comparable events.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations.  The Company reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three and nine months ended September 30, 2007, the Company divested itself of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $7.5 million, with a resulting net gain of $1.9 million and a gain of approximately $2.0 million associated with the sale of one redevelopment project. In addition, during the nine months ended September 30, 2007, the Company recognized approximately $0.4 million in gains resulting primarily from the additional value received from the disposition of properties in 2006. During the three months ended September 30, 2006, the Company divested itself of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $5.2 million, with a resulting net gain of $0.2 million. During the nine months ended September 30, 2006, the Company divested itself of 13 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $59.1 million, with a resulting net gain of $24.3 million.

Properties Held for Contribution.  As of September 30, 2007, the Company held for contribution to its co-investment joint ventures 16 industrial projects with an aggregate net book value of $258.6 million. Upon contribution to a joint venture, the Company’s average ownership interest in these projects will be reduced from approximately 90% currently to an expected range of 15-20%.

Properties Held for Divestiture.  As of September 30, 2007, the Company held for divestiture six industrial projects with an aggregate net book value of $63.7 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Rental revenues	$3,005	$7,383	$8,784	$21,804
Straight-line rents and amortization of lease intangibles	(53)	105	(160)	361
Property operating expenses	(196)	(1,067)	(594)	(3,544)
Real estate taxes	(186)	(554)	(583)	(2,095)
Depreciation and amortization	(117)	(1,810)	(1,061)	(2,916)
General and administrative	—	(179)	—	(13)
Other income and expenses, net	57	—	(18)	(21)
Interest, including amortization	—	91	1,170	932
Joint venture partners’ share of loss (income)	3	(238)	66	(378)
Limited partnership unitholders’ share of income	(110)	(172)	(333)	(654)

Income attributable to discontinued operations	$2,403	$3,559	$7,271	$13,476

As of September 30, 2007 and December 31, 2006, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Other assets	$2,465	$2,556
Accounts payable and other liabilities	$4,725	$2,696

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

As of September 30, 2007 and December 31, 2006, debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Wholly-owned secured debt, varying interest rates from 1.1% to 8.6%, due December 2007 to January 2012 (weighted average interest rate of 5.6% at September 30, 2007 and December 31, 2006)	$242,227	$368,332
Consolidated joint venture secured debt, varying interest rates from 3.5% to 9.4%, due October 2007 to February 2024 (weighted average interest rates of 6.2% and 6.5% at September 30, 2007 and December 31, 2006, respectively)	1,117,758	1,020,678
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due June 2008 to June 2018 (weighted average interest rates of 6.1% and 6.2% at September 30, 2007 and December 31, 2006, respectively)	1,012,491	1,112,491
Other debt, varying interest rates from 3.4% to 7.5%, due November 2007 to November 2015 (weighted average interest rates of 6.2% and 6.6% at September 30, 2007 and December 31, 2006, respectively)	145,104	88,154
Unsecured credit facilities, variable interest rate, due February 2010 and September 2010 (weighted average interest rates of 3.4% and 3.1% at September 30, 2007 and December 31, 2006, respectively)	818,325	852,033

Total debt before unamortized net discounts	3,335,905	3,441,688
Unamortized net discounts	(5,109)	(4,273)

Total consolidated debt	$3,330,796	$3,437,415

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of September 30, 2007 and December 31, 2006, the total gross investment book value of those properties securing the debt was $2.3 billion and $2.6 billion, respectively, including $1.9 billion in consolidated joint ventures for each period. As of September 30, 2007, $1.1 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $254.1 million bore interest at variable rates (with a weighted average interest rate of 4.9%).

On December 8, 2006, the Operating Partnership executed a 228.0 million Euros facility agreement (approximately $303.3 million in U.S. dollars, using the exchange rate at June 12, 2007, the date the facility was assumed by AMB Europe Fund I, FCP-FIS, as discussed below), which provides that certain of the Company’s affiliates may borrow either acquisition loans, up to a 100.0 million Euros sub-limit (approximately $133.0 million in U.S. dollars, using the exchange rate at June 12, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, the Operating Partnership increased the facility amount limit from 228.0 million Euros to 328.0 million Euros. Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. The Operating Partnership initially guaranteed the acquisition loan facility and was the carve-out indemnitor in respect of the term loans. According to the facility agreement, these responsibilities will be transferred upon the occurrence of certain events, and the Operating Partnership will be fully discharged from all such obligations upon such transfer. On June 12, 2007, AMB Europe Fund I, FCP-FIS, assumed, and the Operating Partnership was released from, all of the Operating Partnership’s obligations and liabilities under the facility agreement. On June 12, 2007, there were

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

200.7 million Euros (approximately $267.0 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

As of September 30, 2007, the Operating Partnership had outstanding an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.1% and had an average term of 4.5 years. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants as of September 30, 2007.

As of September 30, 2007, the Company had $145.1 million outstanding in other debt which bore a weighted average interest rate of 6.2% and had an average term of 4.8 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of September 30, 2007. Other debt also includes a $70.0 million non-recourse credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $60.0 million balance outstanding as of September 30, 2007. The Company also had $20.1 million outstanding in other non-recourse debt.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which bore a weighted average interest rate of 5.1% at September 30, 2007. This facility matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of September 30, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British pounds sterling. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2007, was $231.8 million and the remaining amount available was $301.0 million, net of outstanding letters of credit of $17.2 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at September 30, 2007.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2007, equaled approximately $479.1 million U.S. dollars. This facility bore a weighted average interest rate of 1.2% at September 30, 2007. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of September 30, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15 basis points of the

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding commitments under the facility as of September 30, 2007. As of September 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2007, was $373.1 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at September 30, 2007.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500 million unsecured revolving credit facility that replaced the existing $250 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500 million with an option to further increase the facility to $750 million, to extend the maturity date to June 2011 and to allow for borrowing in Indian Rupees. The Company, along with the Operating Partnership, guarantees the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, Euros, and Indian Rupees. The line, which matures in June 2011 and carries a one-year extension option, can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of September 30, 2007, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. As of September 30, 2007, the outstanding balance on this credit facility, using the exchange rates in effect at September 30, 2007, was approximately $213.4 million and it bore a weighted average interest rate of 5.6%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at September 30, 2007.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, the scheduled maturities of the Company’s total debt, were as follows (dollars in thousands):

		Consolidated
	Wholly-Owned	Joint Venture	Unsecured
	Secured	Secured	Senior Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2007	$57,564	$11,256	$—	$—	$13,173	$81,993
2008	90,800	72,774	175,000	—	810	339,384
2009	25,799	146,333	100,000	—	873	273,005
2010	65,905	95,365	250,000	604,873	941	1,017,084
2011	115	189,640	75,000	213,452	1,014	479,221
2012	2,044	459,082	—	—	61,093	522,219
2013	—	46,366	175,000	—	65,920	287,286
2014	—	4,076	—	—	616	4,692
2015	—	18,780	112,491	—	664	131,935
2016	—	54,995	—	—	—	54,995
Thereafter	—	19,091	125,000	—	—	144,091

Sub Total	242,227	1,117,758	1,012,491	818,325	145,104	3,335,905
Unamortized net premiums (discounts)	1,129	3,443	(9,681)	—	—	(5,109)

Total consolidated debt	$243,356	$1,121,201	$1,002,810	$818,325	$145,104	$3,330,796

6.	Minority Interests

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

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006.

Through the Operating Partnership, the Company enters into co-investment joint ventures with institutional investors. The Company’s consolidated co-investment joint ventures are engaged in the acquisition, ownership, operation, management and, in some cases, the renovation, expansion and development of industrial buildings in target markets in North America.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated co-investment joint ventures’ total investment and property debt at September 30, 2007 and December 31, 2006 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
		Ownership	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Co-investment Joint Venture	Joint Venture Partner	Percentage	2007	2006	2007	2006	2007	2006

AMB/Erie, L.P.	Erie Insurance Company and affiliates	50%	$52,650	$52,942	$20,175	$20,605	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	690,716	679,138	321,358	323,532	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(1)	50%	451,648	444,990	347,802	235,480	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(2)	20%	526,194	519,534	239,560	243,263	60,000	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO(4)	39%	155,955	153,563	83,647	78,904	—	—
Other Industrial Operating Joint Ventures		92%	208,092	258,374	28,999	60,435	—	—
Other Industrial Development Joint Ventures		81%	437,682	320,942	79,660	63,171	—	98

			$2,522,937	$2,429,483	$1,121,201	$1,025,390	$125,000	$65,098

(1)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(2)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of September 30, 2007.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the minority interests as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2007	2006	Date

Joint Venture Partners	$516,948	$555,201	N/A
Limited Partners in the Operating Partnership	72,259	74,780	N/A
Series J preferred units (liquidation preference of $40,000)	—	38,883	Redeemed in April 2007
Series K preferred units (liquidation preference of $40,000)	—	38,932	Redeemed in April 2007
Held through AMB Property II, L.P.:
Class B Limited Partners	31,514	27,281	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,684	February 2012
Series I preferred units (liquidation preference of $25,500)	—	24,799	Repurchased in April 2007

Total minority interests	$698,282	$837,560

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations, for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Joint Venture Partners’ share of income	$5,889	$12,014	$21,149	$29,310
Joint Venture Partners’ share of development profits	2,115	1,150	5,196	2,735
Common limited partners in the Operating Partnership	440	(19)	3,715	950
Series J preferred units (redeemed in April 2007)	—	795	804	2,385
Series K preferred units (redeemed in April 2007)	—	795	804	2,385
Held through AMB Property II, L.P.:
Class B common limited partnership units	174	2	1,283	44
Series D preferred units (liquidation preference of $79,767)	1,431	1,545	4,367	4,636
Series E preferred units (repurchased in June 2006)	—	—	—	392
Series F preferred units (repurchased in September 2006)	—	146	—	546
Series H preferred units (repurchased in March 2006)	—	—	—	815
Series I preferred units (repurchased in April 2007)	—	510	635	1,530
Series N preferred units (repurchased in January 2006)	—	—	—	127

Total minority interests’ share of income	$10,049	$16,938	$37,953	$45,855

The Company has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of September 30, 2007 and December 31, 2006, the aggregate book value of the joint venture minority interests in the accompanying consolidated balance sheets was approximately $516.9 million and $555.2 million, respectively, and the Company believes that the aggregate settlement value of these interests was approximately $1.1 billion and $1.0 billion, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Company’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

On April 17, 2007, the Operating Partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units from another single institutional investor. The Operating Partnership redeemed the Series J Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. The Operating Partnership redeemed the Series K Cumulative Redeemable Preferred Limited Partnership Units for $40.0 million, plus accrued and unpaid distributions through April 16, 2007. Also, on April 17, 2007, another of the Company’s

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries, AMB Property II, L.P., a Delaware limited partnership, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor. AMB Property II, L.P. repurchased the units for $25.5 million, plus accrued and unpaid distributions through April 16, 2007, less applicable withholding, on the Series I Cumulative Redeemable Preferred Limited Partnership Units. The Company recognized a reduction of income available to common stockholders of approximately $2.9 million in deferred issuance costs related to the redemption of the Series J and K units and the repurchase of the Series I units.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at September 30, 2007 and December 31, 2006 (dollars in thousands) were:

				Company’s
	Square	September 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Feet	2007	2006	Percentage

Co-Investment Joint Ventures
AMB Institutional Alliance Fund III, L.P.(1)	18,985,658	$137,759	$136,971	19%
AMB Japan Fund I, L.P.(2)	5,393,797	54,191	31,811	20%
AMB Europe Fund I, FCP-FIS(3)	7,052,701	50,246	n/a	21%
AMB-SGP Mexico, LLC(4)	4,791,996	12,556	7,601	20%
AMB DFS Fund I, LLC(5)	1,218,483	20,319	11,700	15%
Other Industrial Operating Joint Ventures	7,669,507	49,866	47,955	53%
G. Accion, S.A. de C.V. (G.Accion)	n/a	35,335	38,343	39%

Total Unconsolidated Joint Ventures	45,112,142	$360,272	$274,381

See footnotes on next page.

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Three Months				For the Three Months
	Ended September 30, 2007				Ended September 30, 2006
			Income				Income
			(loss)				(loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(loss)	Revenues	Expenses	Operations	(Loss)

AMB Institutional Alliance Fund III, L.P.(1)	$36,291	$(9,396)	$3,568	$3,500	$20,072	$(4,242)	$3,607	$3,827
AMB Japan Fund I, L.P.(2)	14,000	(3,054)	1,519	1,519	5,985	(1,421)	1,015	1,015
AMB Europe Fund I, FCP-FIS(3)	15,770	(2,584)	2,059	2,059	—	—	—	—
AMB-SGP Mexico, LLC(4)	7,044	(1,217)	(2,971)	(2,971)	3,976	(810)	(1,459)	(1,459)
AMB DFS Fund I, LLC(5)	—	—	(70)	(70)	—	—	—	—

Total Co-investment Operating Joint Ventures	73,105	(16,251)	4,105	4,037	30,033	(6,473)	3,163	3,383
Other Industrial Operating Joint Ventures	10,108	(2,454)	3,039	3,097	9,355	(2,174)	2,483	2,778

Total	$83,213	$(18,705)	$7,144	$7,134	$39,388	$(8,647)	$5,646	$6,161

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months				For the Nine
	Ended September 30, 2007				Months Ended September 30, 2006
			Income				Income
			(loss)				(loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(loss)	Revenues	Expenses	Operations	(Loss)

AMB Institutional Alliance Fund III, L.P.(1)	$99,005	$(25,451)	$10,397	$10,351	$54,024	$(12,697)	$8,257	$8,913
AMB Japan Fund I, L.P.(2)	36,348	(7,806)	5,219	5,219	11,470	(2,944)	1,403	1,403
AMB Europe Fund I, FCP-FIS(3)	18,741	(3,574)	2,735	2,735	—	—	—	—
AMB-SGP Mexico, LLC(4)	16,698	(2,683)	(7,778)	(7,778)	10,169	(1,864)	(4,797)	(4,797)
AMB DFS Fund I, LLC(5)	—	—	(126)	(126)	—	—	—	—

Total Co-investment Operating Joint Ventures	170,792	(39,514)	10,447	10,401	75,663	(17,505)	4,863	5,519
Other Industrial Operating Joint Ventures	30,195	(7,536)	10,074	10,098	27,861	(6,497)	7,907	9,395

Total	$200,987	$(47,050)	$20,521	$20,499	$103,524	$(24,002)	$12,770	$14,914

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. Prior to October 1, 2006, the Company accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture. Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund because of changes to the partnership agreement regarding the Operating Partnership’s rights as the general partner effective October 1, 2006.

(2)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three and nine months ended September 30, 2007 and 2006.

(3)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. This fund is Euro-denominated. U.S. dollar amounts are converted at the average exchange rates in effect during the three and nine months ended September 30, 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

On December 30, 2004, the Company formed AMB-SGP Mexico, LLC, a joint venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Company retained an approximate 20% interest. During the nine months ended September 30, 2007, the Company contributed one approximately 0.1 million square foot operating property for $4.6 million to this joint venture. In addition, the Company recognized development profits from the contribution to this joint venture of one completed development project aggregating approximately 0.2 million square feet with a contribution value of $14.2 million. During the nine months ended September 30, 2006, the Company contributed to this joint venture one completed development project for $38.4 million aggregating approximately 0.6 million square feet.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a joint venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $431.2 million in U.S. dollars, using the exchange rate at September 30, 2007) for an approximate 80% equity interest. During the three and nine months ended September 30, 2007, the Company contributed to this joint venture one completed development project for $84.4 million (using the exchange rate on the date of contribution) aggregating approximately 0.5 million square feet. During the three months ended September 30, 2006, the Company contributed to this joint venture one completed development project for $95.6 million (using the exchange rate on the date of contribution) aggregating approximately 0.7 million square feet. During the nine months ended September 30, 2006, the Company contributed to this joint venture two completed development projects for $338.6 million (using the exchange rates in effect at contribution) aggregating approximately 1.5 million square feet.

On October 17, 2006, the Company formed AMB DFS Fund I, LLC, a merchant development joint venture with GE Real Estate (“GE”), in which the Company retained an approximate 15% interest. The joint venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Company identifies as its target markets. GE and the Company have committed $425.0 million and $75.0 million of equity, respectively. During the nine months ended September 30, 2007, the Company contributed to this joint venture approximately 82 acres of land with a contribution value of approximately $30.3 million.

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During the nine months ended September 30, 2007, the Company contributed to this joint venture one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million.

On June 12, 2007, the Company formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture with institutional investors, in which the Company retained an approximate 20% interest. The institutional investors have committed approximately 263.0 million Euros (approximately $375.2 million in U.S. dollars, using the exchange rate at September 30, 2007) for an approximate 80% equity interest. During the three months ended September 30, 2007, the Company contributed to this joint venture three development projects for approximately $133.4 million (using the exchange rate on the date of contribution) aggregating approximately 0.9 million square feet. During the nine months ended September 30, 2007, the Company contributed approximately 4.2 million square feet of operating properties and approximately 1.4 million square feet of completed development projects to this joint venture for approximately $717.4 million (using the exchange rates on the dates of contribution).

During the nine months ended September 30, 2007, the Company recognized gains from the contribution of real estate interests, net, of approximately $74.8 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 4.2 million square feet of operating properties to AMB Europe Fund I, FCP-FIS, and two operating properties to AMB-SGP Mexico, LLC, and AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

As a result of the contribution of four completed development projects to AMB Europe Fund I, FCP-FIS and AMB Japan Fund I, L.P., the Company recognized development profits of approximately $39.8 million during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company recognized development profits of approximately $74.8 million, as a result of the contribution of twelve completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreements governing the joint ventures, the Company and the other parties to the joint ventures may be required to make additional capital contributions and, subject to certain limitations, the joint ventures may incur additional debt.

On June 30, 2007, the Company exercised its option to purchase the remaining equity interest from an unrelated third party, based on the fair market value as stipulated in the joint venture agreement in AMB Pier One, LLC, for a nominal amount. AMB Pier One, LLC, is a joint venture related to the 2000 redevelopment of the pier which houses the Company’s global headquarters in San Francisco, California. As a result, the investment was consolidated as of June 30, 2007.

As of September 30, 2007, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of September 30, 2007, a subsidiary of the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (“IAT”), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $2.7 million and $2.7 million, respectively, is included in other assets on the consolidated balance sheets as of September 30, 2007 and December 31, 2006.

8.	Stockholders’ Equity

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the nine months ended September 30, 2007, the Operating Partnership redeemed 564,273 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

During the nine months ended September 30, 2007, the Company issued approximately 8.4 million shares of its common stock for net proceeds of approximately $472.1 million, which proceeds were contributed to the Operating Partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in the Company’s stock price at issuance as compared to the book value per share. The Company intends to use the proceeds from the offering for general corporate purposes and, over the long term, to expand its global development business.

The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of September 30, 2007: 1,595,337 shares of series D cumulative redeemable preferred, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the dividends or distributions paid or payable per share or unit:

		For the Three Months Ende		For the Nine Months Ended
		September 30,		September 30,
Paying Entity	Security	2007	2006	2007	2006

AMB Property Corporation	Common stock	$0.500	$0.460	$1.500	$1.380
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$1.219	$1.219
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$1.266	$1.266
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$1.313	$1.313
AMB Property Corporation	Series P preferred stock	$0.428	$0.172	$1.284	$0.172
Operating Partnership	Common limited partnership units	$0.500	$0.460	$1.500	$1.380
Operating Partnership	Series J preferred units	n/a	$0.994	$1.005	$2.981
Operating Partnership	Series K preferred units	n/a	$0.994	$1.005	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460	$1.500	$1.380
AMB Property II, L.P.	Series D preferred units	$0.898	$0.969	$2.738	$2.906
AMB Property II, L.P.	Series E preferred units	n/a	n/a	n/a	$1.776
AMB Property II, L.P.	Series F preferred units	n/a	$0.729	n/a	$2.716
AMB Property II, L.P.	Series H preferred units	n/a	n/a	n/a	$0.970
AMB Property II, L.P.	Series I preferred units	n/a	$1.000	$1.244	$3.000
AMB Property II, L.P.	Series N preferred units	n/a	n/a	n/a	$0.215

In December 2005, the Company’s board of directors approved a two-year common stock repurchase program for the discretionary repurchase of up to $200.0 million of its common stock. During the three and nine months ended September 30, 2007, the Company repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. The Company may still repurchase up to $146.6 million of its common stock under this program.

On May 10, 2007, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the adoption of the Amended and Restated 2002 Stock Option and Incentive Plan, which reserved for issuance under the plan an additional 7.5 million shares of the Company’s common stock. With the inclusion of these shares, as of September 30, 2007, the Company’s stock incentive plans have approximately 10.1 million shares of common stock still available for issuance as either stock options or restricted stock grants, of which 9.4 million are eligible to be used for new grants. The fair value of each option grant was generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair values of grants issued during the quarters ended September 30, 2007 and 2006, were $8.03 and $8.54, respectively. The weighted average grant date fair value of restricted stock awards calculated as of the grant dates of the awards and issued during the quarters ended September 30, 2007 and 2006, were $53.67 and $45.09, respectively. The following assumptions are used for grants during the nine months ended September 30, 2007 and 2006, respectively: dividend yields of 4.1% and 3.5%; expected volatility of 20.5% and 17.9%; risk-free interest rates of 4.5% and 4.6%; and expected lives of six years.

As of September 30, 2007, approximately 6,036,997 options and 660,187 non-vested stock awards were outstanding under the plans. There were 585,838 stock options granted, 1,361,525 options exercised, and 51,682 options forfeited during the nine months ended September 30, 2007. There were 283,653 restricted stock awards made during the nine months ended September 30, 2007. 209,911 non-vested stock awards vested and 25,104 non-vested stock awards were forfeited during the nine months ended September 30, 2007. The related stock option expense was $1.2 million and $1.0 million and the related restricted stock compensation expense was $2.9 million

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2.4 million for the three months ended September 30, 2007 and 2006, respectively. The related stock option expense was $4.4 million and $4.2 million and the related restricted stock compensation expense was $9.1 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively. The expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

9.	Income Per Share

The Company’s only dilutive securities outstanding for the three and nine months ended September 30, 2007 and 2006 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Numerator
Income from continuing operations before cumulative effect of change in accounting principle	$66,795	$29,615	$205,461	$98,313
Preferred stock dividends	(3,952)	(3,440)	(11,856)	(9,631)
Preferred unit redemption discount/issuance costs	(3)	16	(2,930)	(1,004)

Income from continuing operations before cumulative effect of change in accounting principle (after preferred stock dividends)	62,840	26,191	190,675	87,678
Total discontinued operations	6,315	3,772	11,600	37,811
Cumulative effect of change in accounting principle	—	—	—	193

Net income available to common stockholders	$69,155	$29,963	$202,275	$125,682

Denominator
Basic	98,722,381	88,029,033	96,763,520	87,293,084
Stock options and restricted stock dilution(1)	2,191,959	3,028,996	2,547,617	3,165,726

Diluted weighted average common shares	100,914,340	91,058,029	99,311,137	90,458,810

Basic income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.64	$0.30	$1.97	$1.01
Discontinued operations	0.06	0.04	0.12	0.43
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.70	$0.34	$2.09	$1.44

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Diluted income per common share
Income from continuing operations (after preferred stock dividends) before cumulative effect of change in accounting principle	$0.63	$0.29	$1.92	$0.97
Discontinued operations	0.06	0.04	0.12	0.42
Cumulative effect of change in accounting principle	—	—	—	—

Net income available to common stockholders	$0.69	$0.33	$2.04	$1.39

(1)	Excludes anti-dilutive stock options of 1,100,332 and 530,456, for the three and nine months ended September 30, 2007, respectively. Excludes anti-dilutive stock options of 60,157 and 45,059, for the three and nine months ended September 30, 2006, respectively. These weighted average shares relate to anti-dilutive stock options, which is calculated using the treasury stock method, and could be dilutive in the future.

10.	Segment Information

The Company has two lines of business, real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance:

•	Real Estate Operations. The Company operates industrial properties and manages its business by geographic markets. Such industrial properties typically comprise multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Company owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a joint venture fund in which the Company has an ownership interest and for which the Company acts as manager, or that are sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated joint venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from dispositions of real estate interests or development profits, as appropriate.

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC, provides real estate investment, portfolio management and reporting services to co-investment joint ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Company’s co-investment joint ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The segment information in the following tables for the three and nine months ended September 30, 2007 and 2006 and as of December 31, 2006, have been reclassified to conform to current presentation.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2007	2006	2007	2006	2007	2006

U.S. Markets
Southern California	$27,830	$28,578	$22,114	$22,494	$1,424	$6,102
No. New Jersey / New York	18,869	21,761	13,227	15,656	—	—
San Francisco Bay Area	23,684	22,255	18,051	17,958	6,705	—
Chicago	13,768	15,188	9,735	10,489	350	—
On-Tarmac	13,472	14,126	7,735	8,208	—	—
South Florida	10,336	10,482	7,038	7,252	—	709
Seattle	9,940	10,313	7,844	8,205	—	79
Non — U.S. Markets
Europe	2,044	9,928	1,544	8,247	23,402	—
Asia	4,090	2,917	3,009	1,449	16,417	16,627
Other Markets	33,842	39,895	24,168	29,324	—	—

Total markets	157,875	175,443	114,465	129,282	48,298	23,517
Straight-line rents and amortization of lease intangibles	3,817	4,890	3,817	4,890	—	—
Discontinued operations	(2,952)	(7,488)	(2,570)	(5,867)	—	—
Private captial
Private capital income	7,564	7,490	—	—	—	—

Total	$166,304	$180,335	$115,712	$128,305	$48,298	$23,517

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Gains
	For the		For the		For the
	Nine Months		Nine Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2007	2006	2007	2006	2007	2006

U.S. Markets
Southern California	$81,677	$83,832	$64,712	$66,274	$10,764	$6,102
No. New Jersey / New York	54,420	61,814	37,302	43,907	—	—
San Francisco Bay Area	66,372	64,790	51,774	51,350	6,705	—
Chicago	40,248	42,460	27,956	29,561	3,018	—
On-Tarmac	40,351	42,030	22,717	24,010	—	—
South Florida	32,107	30,052	21,521	20,356	4,422	1,559
Seattle	28,370	29,435	22,169	23,134	5,161	(906)
Non — U.S. Markets						—
Europe	23,573	24,236	18,785	19,586	39,209	—
Asia	7,436	18,515	4,527	16,618	16,417	59,852
Other Markets	103,126	118,849	75,114	83,907	3,790	3,282

Total Markets	477,680	516,013	346,577	378,703	89,486	69,889
Straight-line rents and amortization of lease intangibles	8,767	16,190	8,767	16,190	—	—
Discontinued operations	(8,624)	(22,165)	(7,447)	(16,526)	—	—
Private capital
Private capital income	22,007	17,539	—	—	—	—

Total	$499,830	$527,577	$347,897	$378,367	$89,486	$69,889

(1)	The markets included are a subset of the Company’s regions defined as East, Southwest and West Central in North America, Europe and Asia.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Property NOI	$115,712	$128,305	$347,897	$378,367
Development profits, net of taxes	48,298	23,517	89,486	69,889
Private capital income	7,564	7,490	22,007	17,539
Depreciation and amortization	(40,865)	(46,914)	(122,433)	(133,514)
Impairment losses	—	—	(257)	(5,394)
General and administrative	(35,145)	(25,641)	(95,259)	(73,831)
Other expenses	(944)	(893)	(2,995)	(1,134)
Fund costs	(261)	(495)	(779)	(1,588)
Equity in earnings of unconsolidated joint ventures	3,425	2,239	7,286	12,605
Other income	7,956	2,911	20,012	8,716
Gains from sale or contribution of real estate interests	—	—	74,843	—
Interest, including amortization	(28,896)	(43,966)	(96,394)	(127,487)
Total minority interests’ share of income	(10,049)	(16,938)	(37,953)	(45,855)
Total discontinued operations	6,315	3,772	11,600	37,811
Cumulative effect of change in accounting principle	—	—	—	193

Net income	$73,110	$33,387	$217,061	$136,317

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	September 30,	December 31,
	2007	2006

U.S. Markets
Southern California	$926,641	$895,610
No. New Jersey / New York	628,059	607,727
San Francisco Bay Area	768,833	703,660
Chicago	442,930	446,662
On-Tarmac	202,828	210,798
South Florida	359,769	371,603
Seattle	380,078	380,459
Non-U.S. Marktes
Europe	248,648	723,326
Asia	662,220	434,706
Other Markets	1,653,295	1,430,308

Total Markets	6,273,301	6,204,859
Investments in unconsolidated joint ventures	360,272	274,381
Non-segment assets	429,605	234,272

Total assets	$7,063,178	$6,713,512

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of one to 55 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of September 30, 2007, the Company has provided approximately $24.5 million in letters of credit, of which $17.2 million were provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of September 30, 2007, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $380.7 million as described below.

As of September 30, 2007, the Company had outstanding guarantees in the amount of $86.3 million in connection with certain acquisitions. As of September 30, 2007, the Company also guaranteed $29.1 million and $105.1 million on outstanding loans on three of its consolidated joint ventures and two of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated joint venture funds. These contribution agreements require the Company to make additional capital contributions to the applicable joint venture fund upon certain defaults by the joint venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable joint venture’s debt obligation and may be greater than the Company’s share of the joint venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements are $160.2 million as of September 30, 2007.

Performance and Surety Bonds.  As of September 30, 2007, the Company had outstanding performance and surety bonds in an aggregate amount of $15.2 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

Some of the information included in this Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve numerous risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “forecasting,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them.

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development, redevelopment and value-added conversions (including construction delays, cost overruns, our inability to obtain necessary permits and financing, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	risks of doing business internationally, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a downturn in the California, U.S., or the global economy or real estate conditions;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	risks related to our obligations in the event of certain defaults under joint venture and other debt;

•	our failure to obtain necessary financing;

•	our failure to maintain our current credit agency ratings;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and any amendments thereto. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

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

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We also generate earnings from our private capital business, which consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from our co-investment joint ventures. Additionally, we generate earnings from the disposition of projects in our development-for-sale and value-added conversion programs, from the contributions of development properties to our co-investment joint ventures and from land sales. Our long-term growth is driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	continue to develop properties profitably and sell to third parties or contribute to our co-investment joint ventures; and

•	continue to grow our earnings from our private capital business through the contribution of properties or from the acquisition of new properties.

Real Estate Operations

Real estate fundamentals in the United States industrial markets held steady during the third quarter of 2007. According to data provided by Torto-Wheaton Research, availability was 9.2%, down 10 basis points from the prior quarter. The general trend remains favorable with availability down 30 basis points from a year ago. According to Torto-Wheaton Research, absorption in the quarter was 27.9 million square feet, a 21.5% decrease from the prior quarter, and construction completions in the quarter were 28.7 million square feet, a 22.0% decrease from the prior quarter and 29.2% below the 18-year quarterly average. We believe that net absorption for the fourth quarter of 2007 will be moderately positive, which could drive vacancy rates lower by year-end. We think the strongest industrial markets in the U.S. are the major coastal markets tied to global trade, including Southern California, which is our largest market; South Florida; and the San Francisco Bay Area, where strong demand is driving up rents, year-over-year, in many of the area’s submarkets. We think there is steady demand with modest new construction in each of these three coastal markets. We observed that supply and demand fundamentals were favorable during the quarter in Seattle and Dallas. We believe the Toronto market remains healthy with low availability, although the pace of leasing activity during the quarter slowed from prior periods. We continue to see leasing activity in Chicago, New Jersey and Mexico City remaining active during the quarter, but deliveries of newly constructed facilities is outpacing demand. We also observed that Atlanta continues to lag behind other major distribution markets in North America, with relatively low level of absorption of available space year-to- date. Based on our assessment, the operating environment in our U.S. on-tarmac business remains good with improving cargo volumes and essentially no new supply.

In Europe, we believe that increased trade volumes with Asia, coupled with increased imports from the United States due to the weaker U.S. dollar, are driving demand, especially in Amsterdam and the port markets of Rotterdam and Hamburg. Paris, our largest European market, continues to maintain a healthy trend with 6% vacancy. We believe that the majority of the demand for industrial real estate in Western Europe comes from the replacement of obsolete buildings. In Japan, we think leasing activity remains generally strong and rents are firming. We believe occupancy in our markets is above 95% and newly delivered space continues to be absorbed at a steady pace.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties as of and for the three and nine months ended September 30, 2007 and 2006:

	Principal	Other	Total/Weighted
Owned and Managed Property Data(1)	Global Markets(2)	Global Markets(3)	Average

As of and for the three months ended September 30, 2007:
Rentable square feet	73,827,292	40,203,147	114,030,439
Occupancy percentage at period end	96.1%	94.4%	95.5%
Same space square footage leased	2,610,968	1,364,218	3,975,186
Rent increases on renewals and rollovers(4)	11.0%	4.4%	8.9%
As of and for the three months ended September 30, 2006:
Rentable square feet	66,468,408	32,197,497	98,665,905
Occupancy percentage at period end	96.0%	94.6%	95.5%
Same space square footage leased	2,242,941	1,395,966	3,638,907
Rent increases on renewals and rollovers	12.7%	2.0%	9.5%
As of and for the nine months ended September 30, 2007:
Rentable square feet	73,827,292	40,203,147	114,030,439
Occupancy percentage at period end	96.1%	94.4%	95.5%
Same space square footage leased	10,247,771	4,166,855	14,414,626
Rent increases on renewals and rollovers(4)	5.1%	2.6%	4.5%
As of and for the nine months ended September 30, 2006:
Rentable square feet	66,468,408	32,197,497	98,665,905
Occupancy percentage at period end	96.0%	94.6%	95.5%
Same space square footage leased	9,086,641	4,329,332	13,415,973
Rent decreases on renewals and rollovers	(1.2)%	(3.1)%	(1.7)%

(1)	Owned and managed operating properties are defined as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

(2)	Our principal global markets are Chicago, Northern New Jersey/New York City, Paris, the San Francisco Bay Area, Seattle, South Florida, Southern California, Tokyo and U.S. On-Tarmac.

(3)	Our other global markets in North America are Atlanta, Austin, Baltimore, Boston, Columbus, Dallas, Guadalajara, Houston, Mexico City, Minneapolis, New Orleans, Orlando, Querétaro, Tijuana and Toronto. In Europe, our other global markets are Amsterdam, Brussels, Frankfurt, Hamburg and Lyon. In Asia, our other global markets are Osaka, Shanghai and Singapore.

(4)	For the quarter ended September 30, 2007, on a consolidated basis, rent increases on renewals and rollovers were 12.2%, 3.9% and 9.9%, for our principal global markets, other global markets and total markets, respectively. For the year-to-date ended September 30, 2007, on a consolidated basis, rent increases on renewals and rollovers were 5.2%, 3.1% and 4.7%, for our principal global markets, other global markets and total markets, respectively.

We believe that higher occupancy levels in our portfolio, driven in part by strengthening fundamentals in our markets tied to global trade, are contributing to rental rate growth in our portfolio. Our operating portfolio’s average occupancy rate in the third quarter of 2007 was 95.4%, on an owned and managed basis, an increase of 50 basis points from the prior quarter and from September 30, 2006. Rental rates on lease renewals and rollovers in our portfolio increased 8.9% in the third quarter of 2007, which we think reflect the generally positive trends in real estate fundamentals in our markets. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, grew by 5.3% and 5.1%, respectively, on an owned and managed basis. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income. We believe that market rents have generally recovered from their lows and, in many of our markets, are back to or above their prior peak levels of 2001.

Private Capital Business

In June 2007, we announced the formation of AMB Europe Fund I, FCP-FIS, our eleventh co-investment fund since our initial public offering in 1997. This Euro-denominated, open-end commingled fund is our tenth active fund. The fund’s investment strategy focuses on acquiring stabilized industrial distribution properties, including those developed by us, near high-volume airports, seaports and transportation networks, and in the major metropolitan areas of Europe, with initial target markets in Belgium, France, Germany, Italy, the Netherlands, Spain, the United Kingdom and Central/Eastern Europe. The gross asset value of AMB Europe Fund I, FCP-FIS was approximately $924 million at September 30, 2007.

Going forward, we think our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment joint ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment joint ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment joint ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment joint ventures, we may also hold acquired and newly developed properties for later contribution to future funds.

As of September 30, 2007, we owned approximately 81.0 million square feet of our properties (57.5% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment joint ventures. We may make additional investments through these co-investment joint ventures or new joint ventures in the future and presently plan to do so.

Development Business

Our development business consists of conventional development, redevelopment, land sales, and value added conversions. We generate earnings from our development business through the disposition or contribution of projects from these categories. We expect our development business to be a significant driver of our earnings growth as we expand the pipeline across each category.

We believe that customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply. To capitalize on this demand, we intend to continue to expand our development business in our existing target markets and into new markets around the world that are essential to global trade. We also will continue to redevelop existing industrial buildings opportunistically by investing significant amounts of capital to enhance the functionality of the properties to meet current industrial market demands. In addition to our committed development pipeline, we hold a total of 2,405 acres of land for future development or sale, 95% of which is located in North America. We currently estimate that these 2,405 acres of land could support approximately 42.1 million square feet of future development.

We believe that our historical investment focus on industrial real estate in some of the world’s most strategic infill markets, positions us to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, we expect to sell to third parties our value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. The most distinguishing characteristics of a value-added conversion project from redevelopment, sale, or other transaction is that the use of the property typically involves a significant enhancement or change in use from industrial distribution warehouse to a higher and better use, such as office, retail or residential, and that the sale price for the property is typically based on the value of the underlying land supporting the property’s repurposed use, not its value as an industrial distribution warehouse.

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on owned and managed annualized base rent). As of September 30, 2007, our non-U.S. operating properties comprised 21.4% of our owned and managed operating portfolio (based on annualized base rent) and 2.2% of our consolidated operating portfolio (based on annualized base rent). In addition to the United States, we include Canada and Mexico as target countries in North America. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including countries in Central/Eastern Europe.

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

Summary of Key Transactions

During the three months ended September 30, 2007, we completed the following significant capital deployment transactions and other transactions:

•	Acquired, on an owned and managed basis, nine properties in North America, Asia and Europe aggregating approximately 1.5 million square feet for $116.3 million, including seven properties aggregating approximately 1.2 million square feet for $97.6 million through unconsolidated joint ventures and two properties aggregating approximately 0.3 million square feet for $18.7 million acquired directly by us;

•	Committed to eleven development projects in North America and Europe totaling 2.8 million square feet with an estimated total investment of approximately $233.0 million;

•	Acquired 108 acres of land for development in North America and Asia for approximately $71.4 million;

•	Sold, on an owned and managed basis, three development projects totaling approximately 0.1 million square feet for an aggregate sale price of $27.5 million;

•	Contributed three completed development projects, aggregating approximately 0.9 million square feet, for approximately $133.4 million to AMB Europe Fund I, FCP-FIS;

•	Contributed one completed development project, aggregating approximately 0.5 million square feet, for approximately $84.4 million to AMB Japan Fund I, L.P.; and

•	Divested one 0.1 million square foot operating property for approximately $7.5 million.

During the nine months ended September 30, 2007, we completed the following significant capital deployment transactions:

•	Acquired, on an owned and managed basis, 40 properties in North America, Asia and Europe aggregating approximately 8.7 million square feet for $752.6 million, including 34 properties aggregating approximately 8.1 million square feet for $697.1 million through unconsolidated joint ventures and six properties aggregating approximately 0.6 million square feet for $55.5 million acquired directly by us;

•	Committed to 25 new development projects and one value-added conversion project in North America, Asia and Europe totaling 7.9 million square feet with an estimated total investment of approximately $688.8 million;

•	Acquired 1,045 acres of land for development in North America and Asia for approximately $184.6 million;

•	Sold, on an owned and managed basis, eight development projects totaling approximately 0.4 million square feet for an aggregate sale price of $73.1 million;

•	Contributed six completed development projects, aggregating approximately 1.3 million square feet, for approximately $214.6 million to AMB Europe Fund I, FCP-FIS;

•	Contributed one completed development project, aggregating approximately 0.5 million square feet, for approximately $84.4 million to AMB Japan Fund I, L.P.;

•	Contributed four completed development projects, aggregating approximately 1.0 million square feet, for approximately $99.1 million to AMB Institutional Alliance Fund III, L.P.;

•	Contributed one completed development project, aggregating approximately 0.2 million square feet, for approximately $14.2 million to AMB-SGP Mexico, LLC;

•	Contributed two land parcels to AMB DFS Fund I, LLC;

•	Contributed two operating properties, aggregating approximately 0.3 million square feet, to AMB-SGP Mexico, LLC and AMB Institutional Alliance Fund III, L.P., for approximately $22.1 million;

•	Divested one 0.1 million square foot operating property for approximately $7.5 million;

•	Formed an unconsolidated open-end co-investment joint venture, AMB Europe Fund I, FCP-FIS, with the contribution to the joint venture of $584.0 million (using the exchange rate on the date of contribution) of operating properties and completed development projects to the fund; and

•	Exercised the purchase option for the remaining equity interest held by an unrelated third party of AMB Pier One, LLC, which is the location of our global headquarters.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended September 30, 2007, we completed the following significant capital markets and other financing transactions:

•	Increased the capacity of our multicurrency credit facility by $250 million to $500 million and extended the maturity date to June 2011;

•	Obtained a $70 million unsecured debt facility, which had a balance of $60.0 million outstanding as of September 30, 2007, with a weighted average interest rate of 5.9%, for AMB Institutional Alliance Fund II, L.P., one of our co-investment joint ventures;

•	Paid off $55 million of medium term notes which matured in August 2007 and had an interest rate of 7.9%; and

•	Repurchased approximately 1.1 million shares of our common stock for an aggregate price of $53.4 million, at a weighted average price of $49.87 per share.

During the nine months ended September 30, 2007, we completed the following significant capital markets and other financing transactions:

•	Raised approximately $472.1 million in net proceeds from the issuance of approximately 8.4 million shares of our common stock;

•	Obtained long-term secured debt financings for our co-investment joint ventures of $334.0 million with a weighted average interest rate of 5.7%;

•	Obtained $140.4 million of debt (using the exchange rates in effect at applicable quarter end dates) with a weighted average interest rate of 3.1% for international assets;

•	Refinanced $305.0 million of secured debt, with a weighted average interest rate of 5.7%, for AMB-SGP, L.P., one of our co-investment joint ventures;

•	Expanded the European revolving mortgage credit facility agreement by 100.0 million Euros to 328.0 million Euros (approximately $436.3 million in U.S. dollars, using the applicable exchange rate at the contribution date), which was assumed by AMB Europe Fund I, FCP-FIS, on June 12, 2007;

•	Refinanced the Series D Cumulative Redeemable Preferred Limited Partnership Units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012;

•	Increased the capacity of our Yen credit facility by 10.0 billion Yen from 45.0 billion Yen to 55.0 billion Yen (approximately $497.1 million in U.S. dollars, using the exchange rate at September 30, 2007);

•	Increased the capacity of our multicurrency credit facility by $250 million to $500 million and extended the maturity date to June 2011;

•	Obtained a $70 million unsecured debt facility, which had a balance of $60.0 million outstanding as of September 30, 2007, with a weighted average interest rate of 5.9%, for AMB Institutional Alliance Fund II, L.P., one of our co-investment joint ventures;

•	Paid off $55 million of medium term notes which matured in August 2007 and had an interest rate of 7.9%;

•	Repurchased approximately 1.1 million shares of our common stock for an aggregate price of $53.4 million, at a weighted average price of $49.87 per share;

•	Redeemed all 800,000 of the operating partnership’s outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions;

•	Redeemed all 800,000 of the operating partnership’s outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $40.0 million, plus accrued and unpaid distributions; and

•	Repurchased all 510,000 of AMB Property II, L.P.’s outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units for an aggregate cost of $25.5 million, plus accrued and unpaid distributions, less applicable withholding.

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

THE COMPANY

We acquire, develop and operate industrial properties in key distribution markets tied to global trade throughout North America, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

We commenced operations as a fully-integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Our strategy focuses on providing industrial distribution warehouse space to customers who value the efficient movement of goods through the global supply chain, primarily in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. As of September 30, 2007, we owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 140.8 million square feet (13.1 million square meters) and 1,168 buildings in 44 markets within thirteen countries. Additionally, as of September 30, 2007, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

We operate our business primarily through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of September 30, 2007, we owned an approximate 96.0% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

Our investment strategy generally targets customers whose businesses are tied to global trade, which, according to the World Bank, has grown more than three times the world gross domestic product growth rate over the last 30 years. To serve the facility needs of these customers, we seek to invest in major global distribution markets and transportation hubs that, generally, are tied to global trade.

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets of our target markets. These infill submarkets are generally characterized by large population densities and typically offer substantial consumer concentrations, proximity to large clusters of distribution-facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, the substantial majority of our portfolio of industrial properties is located in our target markets, and much of this is in in-fill submarkets within our target markets. In-fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

Further, in many of our target markets, we focus on HTD® facilities, which are buildings designed to facilitate the rapid distribution of our customers’ products rather than the storage of goods. Our investment focus on HTD® assets is based on what we think to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. We think these building characteristics represent an important success factor for time-sensitive customers such as air express, logistics and freight forwarding companies, and that these facilities function best when located in convenient proximity to transportation infrastructure, such as major airports and seaports.

Of approximately 140.8 million square feet as of September 30, 2007:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned or partially owned approximately 114.0 million square feet (principally warehouse distribution buildings) that were 95.5% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we had investments in 51 industrial development projects, which are expected to total approximately 16.8 million square feet upon completion;

•	on a consolidated basis, we owned ten development projects, totaling approximately 2.5 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	we held approximately 0.1 million square feet, which is the location of our global headquarters.

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chicago, Dallas, Delhi, Frankfurt, Los Angeles, Menlo Park, Nagoya, Narita, New Jersey, New York, Osaka, Paris, Seoul, Shanghai, Shenzhen, Singapore, Tokyo and Vancouver. As of September 30, 2007, we employed 491 individuals: 186 in our San Francisco headquarters, 59 in our Boston office, 48 in our Tokyo office, 41 in our Amsterdam office and the remainder in our other offices. Our website address is www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the U.S. Securities and Exchange Commission.

Operating Strategy

We base our operating strategy on a variety of operational and service offerings, including in-house acquisitions, development, redevelopment, value-added conversion, asset management, property management, leasing, finance, accounting and market research. Our strategy is to leverage our expertise across a large customer base, and complement our internal management resources with long-standing relationships with entrepreneurial real estate management and development firms in certain of our target markets.

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

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, working to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended September 30, 2007, rent on renewed and re-leased space in our operating portfolio increased 8.9%, on an owned and managed basis. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended September 30, 2007, cash-basis same store net operating income, including lease termination fees, increased by 5.3%, on an owned and managed basis, and 5.1% excluding lease termination fees. While we think that it is important to view real estate as a long-term investment, past results are not necessarily an indication of future performance. See “Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income and Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

Growth through Development, Redevelopment and Value-Added Conversions

We think that the development, redevelopment and expansion of well-located, high-quality industrial properties generally provide us with attractive investment opportunities at higher rates of return than may be obtained from the purchase of existing properties. Through the deployment of our in-house development and redevelopment expertise, we seek to create value both through new construction and the acquisition and management of redevelopment opportunities. We believe that our historical focus on infill locations creates a unique opportunity to enhance stockholder value through the select conversion of industrial properties to higher and better uses, through our value-added conversion business. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from industrial distribution warehouse to a higher and better use, such as office, retail or residential. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment require significant capital investment, to maximize their returns. Completed development and redevelopment properties are generally contributed to our co-investment joint ventures and held in our owned and managed portfolio or sold to third parties. Value-added conversion properties are generally sold to third parties at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. We think our global market presence and expertise will enable us to continue to generate and capitalize on a diverse range of development opportunities.

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

Growth through Acquisitions and Capital Redeployment

Our acquisition experience and our network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to our internal resources, we have long-term relationships with third-party local property management firms, which may give us access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. In addition, we seek to redeploy capital from non-strategic assets into properties that better fit our current investment focus. Since 2002, we have sold more than $2 billion of operating properties, recognizing a gain of approximately $256 million, in an effort to exit non-target markets and dispose of assets that no longer fit our investment criteria.

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

Growth through Global Expansion

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets (based on annualized base rent). As of September 30, 2007, our non-U.S. operating properties comprised 21.4% of our owned and managed operating portfolio (based on annualized base rent) and 2.2% of our consolidated operating portfolio (based on annualized base rent). In addition to the United States, we include Canada and Mexico as target countries in North America. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including countries in Central/Eastern Europe.

Expansion into target markets outside the United States represents a natural extension of our strategy to invest in industrial property markets with high population densities, close proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. Our international expansion strategy mirrors our focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. Our international investments extend our offering of HTD® facilities for customers who value speed-to-market over storage. Specifically, we are focused on customers whose business is derived from global trade. In addition, our investments target major consumer distribution markets and customers. We think that our established customer relationships, our contacts in the air cargo, shipping and logistics industries, our underwriting of markets and investments and our strategic alliances with knowledgeable developers and managers will assist us in competing internationally. For a discussion of the amount of our revenues attributable to the United States and international markets, please see Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or joint ventures. Our co-investment joint ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Generally, we will own a 15-50% interest in our co-investment joint ventures. We expect our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment joint ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment joint ventures. As of September 30, 2007, we owned approximately 81.0 million square feet of our properties (57.5% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures.

CONSOLIDATED RESULTS OF OPERATIONS

Effective October 1, 2006, we deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis due to the re-evaluation of the accounting for our investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. As a result, our results of operations presented below are not comparable between years presented.

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

As of September 30, 2007, same store industrial properties consisted of properties aggregating approximately 73.2 million square feet. The properties acquired during the three months ended September 30, 2007 consisted of two properties, aggregating approximately 0.3 million square feet. During the three months ended September 30, 2006, our acquisitions consisted of nine properties, aggregating approximately 1.3 million square feet. During the three months ended September 30, 2007, property divestitures and contributions consisted of seven properties, aggregating approximately 1.4 million square feet. During the three months ended September 30, 2006, property divestitures and contributions consisted of two properties, aggregating approximately 0.7 million square feet. The properties acquired during the nine months ended September 30, 2007, consisted of six properties, aggregating approximately 0.7 million square feet. During the nine months ended September 30, 2006, our acquisitions consisted of 23 properties, aggregating approximately 5.9 million square feet. During the nine months ended September 30, 2007, property divestitures and contributions consisted of 21 properties, aggregating approximately 7.8 million square feet. During the nine months ended September 30, 2006, property divestitures and contributions consisted of 11 properties, aggregating approximately 3.0 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months Ended September 30, 2007 and 2006 (dollars in millions):

	For the Three
	Months Ended September 30,
Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$138.5	$149.3	$(10.8)	(7.2)%
2007 acquisitions	0.2	—	0.2	100.0%
2006 acquisitions	2.5	5.8	(3.3)	(56.9)%
Development	2.7	0.9	1.8	200.0%
Other industrial	3.6	3.0	0.6	20.0%
Non U.S. industrial	11.2	13.8	(2.6)	(18.8)%

Total rental revenues	158.7	172.8	(14.1)	(8.2)%
Private capital income	7.6	7.5	0.1	1.3%

Total revenues	$166.3	$180.3	$(14.0)	(7.8)%

U.S. industrial same store rental revenues decreased $10.8 million from the prior year for the three-month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., partially offset by an increase in average occupancy and rent increases on renewals and rollovers. Same store rental revenues for the quarter ended September 30, 2006 would have been $133.2 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The properties acquired during the fiscal year ended December 31, 2006 consisted of 27 properties, aggregating approximately 6.6 million square feet. The properties acquired during the three months ended September 30, 2007, consisted of two properties, aggregating approximately 0.3 million square feet. The increase in rental revenues from development was primarily due to increased occupancy at several of our development projects where development activities have been substantially completed as well as an increase in the number of development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The decrease in revenues from non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The increase in private capital income of $0.1 million was primarily due to an increase in acquisition fees and asset management fees as a result of an increase in total assets under management.

	For the Three
	Months Ended September 30,
Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$23.8	$24.8	$(1.0)	(4.0)%
Real estate taxes	19.2	19.8	(0.6)	(3.0)%

Total property operating costs	$43.0	$44.6	$(1.6)	(3.6)%

Property operating costs
U.S. industrial:
Same store	$37.8	$38.8	$(1.0)	(2.6)%
2007 acquisitions	0.1	—	0.1	100.0%
2006 acquisitions	0.7	1.4	(0.7)	(50.0)%
Development	0.8	0.9	(0.1)	(11.1)%
Other industrial	1.1	0.4	0.7	175.0%
Non-U.S. industrial	2.5	3.1	(0.6)	(19.4)%

Total property operating costs	43.0	44.6	(1.6)	(3.6)%
Depreciation and amortization	40.9	46.9	(6.0)	(12.8)%
General and administrative	35.1	25.6	9.5	37.1%
Other expenses	0.9	0.9	—	—%
Fund costs	0.3	0.5	(0.2)	(40.0)%

Total costs and expenses	$120.2	$118.5	$1.7	1.4%

Same store properties’ operating expenses decreased $1.0 million from the prior year for the three-month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. Same store operating expenses for the quarter ended September 30, 2006 would have been $35.6 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The increase of approximately $2.2 million, had AMB Institutional Alliance Fund III, L.P. been deconsolidated as of January 1, 2006, was due primarily to an increase in real estate taxes and insurance expenses. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of two properties, aggregating approximately 0.3 million square feet. Other industrial expenses include expenses from development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. In 2006 and 2007, we continued to contribute non-U.S. properties to our unconsolidated co-investment joint ventures resulting in a decrease in non-U.S. industrial operating costs. The decrease in property operating costs for non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new offices both domestically and internationally. Other expenses include gains and losses on the non-qualified deferred compensation plan and certain deal costs. Fund costs represent general and administrative costs paid to third parties associated with our co-investment joint ventures.

	For the Three
	Months Ended September 30,
Other Income and (Expenses)	2007	2006	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$3.4	$2.2	$1.2	54.5%
Other income	8.0	2.9	5.1	175.9%
Development profits, net of taxes	48.3	23.5	24.8	105.5%
Interest expense, including amortization	(28.9)	(43.9)	(15.0)	(34.2)%

Total other income and (expenses), net	$30.8	$(15.3)	$(46.1)	(301.3)%

The increase in equity in earnings of unconsolidated joint ventures of approximately $1.2 million as compared to the three months ended September 30, 2006 was primarily due to an increase in asset management fees due to the formation of AMB Europe Fund I, FCP-FIS in June 2007 and the deconsolidation of AMB Institutional Alliance Fund III, L.P. Other income increased approximately $5.1 million from the prior year for the three-month period due primarily to an increase in gains on currency remeasurement of $4.7 million. Development profits represent gains from the sale or contribution of development projects including land. During the three months ended September 30, 2007, we sold two completed development projects totaling 0.1 million square feet for approximately $26.3 million, resulting in an after-tax gain of $8.5 million. In addition, we contributed three completed development projects totaling 0.9 million square feet into AMB Europe Fund I, FCP-FIS, and one completed development project totaling 0.5 million square feet into AMB Japan Fund I, L.P., both unconsolidated joint ventures, for a total of $217.9 million. As a result of these contributions, we recognized an aggregate after-tax gain of $39.8 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended September 30, 2006, we sold three development projects, totaling approximately 0.8 million square feet for $38.4 million, resulting in an after-tax gain of $7.0 million. During the three months ended September 30, 2006, we contributed one completed development project totaling approximately 0.7 million square feet into AMB Japan Fund I, L.P., an unconsolidated joint venture. As a result of this contribution, we recognized an aggregate after-tax gain of $16.5 million representing the portion of our interest in the contributed property acquired by the third-party co-investors for cash. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Three
	Months Ended September 30,
Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$2.4	$3.6	$(1.2)	(33.3)%
Gains from dispositions of real estate, net of minority interests	3.9	0.2	3.7	1,850.0%

Total discontinued operations	$6.3	$3.8	$2.5	65.8%

During the three months ended September 30, 2007, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet for $7.5 million, with a resulting gain of approximately $1.9 million and a gain of approximately $2.0 million associated with the sale of one re-development project. During the three months ended September 30, 2006, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet for $5.2 million, with a resulting net gain of approximately $0.2 million.

	For the Three
	Months Ended September 30,
Preferred Stock	2007	2006	$ Change	% Change

Preferred stock dividends	$(4.0)	$(3.4)	$0.6	17.6%

Total preferred stock	$(4.0)	$(3.4)	$0.6	17.6%

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

For the Nine Months Ended September 30, 2007 and 2006 (dollars in millions):

	For the Nine
	Months Ended September 30,
Revenues	2007	2006	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$411.3	$445.6	$(34.3)	(7.7)%
2007 acquisitions	0.2	—	0.2	100.0%
2006 acquisitions	7.4	8.2	(0.8)	(9.8)%
Development	7.5	2.6	4.9	188.5%
Other industrial	9.6	7.4	2.2	29.7%
Non U.S. industrial	41.8	46.2	(4.4)	(9.5)%

Total rental revenues	477.8	510.0	(32.2)	(6.3)%
Private capital income	22.0	17.6	4.4	25.0%

Total revenues	$499.8	$527.6	$(27.8)	(5.3)%

U.S. industrial same store rental revenues decreased $34.3 million from the prior year for the nine-month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P., partially offset by an increase in average occupancy and rent increases on renewals and rollovers. Same store rental revenues for the nine months ended September 30, 2006 would have been $397.2 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of six properties, aggregating approximately 0.7 million square feet. The increase in rental revenues from development was primarily due to increased occupancy at several of our development projects where development activities have been substantially completed as well as an increase in the number of development projects. The decrease in revenues from non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS. The increase in private capital income of $4.4 million was primarily due to an increase in acquisition fees and asset management fees as a result of an increase in total assets under management.

	For the Nine
	Months Ended September 30,
Costs and Expenses	2007	2006	$ Change	% Change

Property operating costs:
Rental expenses	$73.2	$72.6	$0.6	0.8%
Real estate taxes	56.7	59.1	(2.4)	(4.1)%

Total property operating costs	$129.9	$131.7	$(1.8)	(1.4)%

Property operating costs U.S. industrial:
Same store	$113.7	$118.5	$(4.8)	(4.1)%
2007 acquisitions	0.1	—	0.1	100.0%
2006 acquisitions	2.0	1.9	0.1	5.3%
Development	2.7	2.2	0.5	22.7%
Other industrial	2.5	0.5	2.0	400.0%
Non-U.S. industrial	8.9	8.6	0.3	3.5%

Total property operating costs	129.9	131.7	(1.8)	(1.4)%
Depreciation and amortization	122.4	133.5	(11.1)	(8.3)%
General and administrative	95.2	73.8	21.4	29.0%
Impairment losses	0.3	5.4	(5.1)	(94.4)%
Other expenses	3.0	1.1	1.9	172.7%
Fund costs	0.8	1.6	(0.8)	(50.0)%

Total costs and expenses	$351.6	$347.1	$4.5	1.3%

Same store properties’ operating expenses showed a decrease of $4.8 million from the prior year for the nine-month period due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P. Same store operating expenses for the nine months ended September 30, 2006 would have been $107.8 million if AMB Institutional Alliance Fund III, L.P. had been deconsolidated as of January 1, 2006. The increase of approximately $5.9 million, had AMB Institutional Alliance Fund III, L.P. been deconsolidated as of January 1, 2006, was primarily due to an increase in real estate taxes and insurance expenses. The 2006 acquisitions consisted of 27 properties, aggregating approximately 6.6 million square feet. The 2007 acquisitions consisted of six properties, aggregating approximately 0.7 million square feet. The increase in development operating costs was primarily due to increased operations in certain development projects which have been substantially completed. The increase in property operating costs from non-U.S. industrial properties is primarily due to the acquisition of properties in France, Germany, Mexico, the Netherlands and Singapore during 2006 and 2007. The decrease in depreciation and amortization expense was due to the deconsolidation of AMB Institutional Alliance Fund III, L.P. The increase in general and administrative expenses was primarily due to additional staffing and the opening of new offices both domestically and internationally. The impairment losses during the nine months ended September 30, 2007 were taken on a non-core asset as a result of leasing activities and changes in the economic environment. The impairment losses during the nine months ended September 30, 2006 were taken on several non-core assets as a result of leasing activities and changes in the economic environment and the holding period of certain assets. Other expenses increased approximately $1.9 million from the prior year for the nine-month period due primarily to an increase in losses on the non-qualified deferred compensation plan. The decrease of fund costs from the prior year for the nine-month period is due primarily to the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Nine
	Months Ended September 30,
Other Income and (Expenses)	2007	2006	$ Change	% Change

Equity in earnings of unconsolidated joint ventures, net	$7.3	$12.6	$(5.3)	(42.1)%
Other income	20.0	8.7	11.3	129.9%
Gains from sale or contribution of real estate interests, net	74.8	—	74.8	100.0%
Development profits, net of taxes	89.5	69.9	19.6	28.0%
Interest expense, including amortization	(96.4)	(127.5)	(31.1)	(24.4)%

Total other income and (expenses), net	$95.2	$(36.3)	$(131.5)	(362.3)%

The decrease in equity in earnings of unconsolidated joint ventures of approximately $5.3 million as compared to the nine months ended September 30, 2006 was primarily due to a decrease in gains from the disposition of real estate by our unconsolidated joint ventures, partially offset by increased earnings from the formation of AMB Europe Fund I, FCP-FIS in June 2007 and the deconsolidation of AMB Institutional Alliance Fund III, L.P. Other income increased approximately $11.3 million from the prior year for the nine-month period due primarily to an increase in the gain on currency remeasurement of approximately $5.5 million, an increase in insurance proceeds of approximately $2.9 million related to losses from Hurricanes Katrina and Wilma and an increase in interest income of $1.3 million. During the nine months ended September 30, 2007, we contributed 4.2 million square feet in operating properties into AMB Europe Fund I, FCP-FIS, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from contribution of real estate interests of approximately $74.8 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. Development profits represent gains from the sale or contribution of development projects including land. During the nine months ended September 30, 2007, we sold seven completed development projects totaling 0.4 million square feet for approximately $71.9 million, resulting in an after-tax gain of $14.7 million. In addition, we contributed twelve completed development projects totaling 3.0 million square feet and two land parcels into AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB Europe Fund I, FCP-FIS, AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P., five of our unconsolidated joint ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $74.8 million representing the portion of our interest in the contributed assets acquired by the third-party co-investors for cash. During the nine months ended September 30, 2006, we sold one land parcel and four development projects, totaling approximately 0.8 million square feet for an aggregate sale price of $46.0 million, resulting in an after-tax gain of $7.8 million and contributed two completed development projects totaling approximately 1.5 million square feet into AMB Japan Fund I, L.P., and one completed development project totaling approximately 0.6 million square feet into AMB-SGP Mexico, LLC. As a result of these contributions, we recognized an aggregate after-tax gain of $63.1 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. In addition, we received approximately $0.4 million in connection with the condemnation of a parcel of land resulting in a loss of $1.0 million, $0.8 million of which was the joint venture partner’s share. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on unsecured credit facilities and the deconsolidation of AMB Institutional Alliance Fund III, L.P.

	For the Nine
	Months Ended September 30,
Discontinued Operations	2007	2006	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$7.3	$13.5	$(6.2)	(45.9)%
Gains from dispositions of real estate, net of minority interests	4.3	24.3	(20.0)	(82.3)%

Total discontinued operations	$11.6	$37.8	$(26.2)	(69.3)%

During the nine months ended September 30, 2007, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet for $7.5 million, with a resulting gain of approximately $1.9 million and a gain of approximately $2.0 million associated with the sale of one re-development project. The additional gain of $0.4 million during the nine months ended September 30, 2007 resulted primarily from the additional value received from the disposition of properties in 2006. During the nine months ended September 30, 2006, we divested ourselves of 13 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $59.1 million, with a resulting net gain of $24.3 million.

	For the Nine
	Months Ended September 30,
Preferred Stock	2007	2006	$ Change	% Change

Preferred stock dividends	$(11.9)	$(9.6)	$2.3	24.0%
Preferred unit redemption (issuance costs) discount	(2.9)	(1.0)	1.9	190.0%

Total preferred stock	$(14.8)	$(10.6)	$4.2	39.6%

In August 2006, we issued 2,000,000 shares of 6.85% Series P Cumulative Redeemable Preferred Stock. The increase in preferred stock dividends is due to the then newly issued shares. On April 17, 2007, the operating partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, on April 17, 2007, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common stockholders of $2.9 million for the original issuance costs during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, AMB Property II, L.P., one of our subsidiaries, redeemed all 840,000 of its outstanding 8.125% Series H Cumulative Redeemable Preferred Limited Partnership Units, all 220,440 of its outstanding 7.75% Series E Cumulative Redeemable Preferred Limited Partnership Units and all 201,139 of its outstanding 7.95% Series F Cumulative Redeemable Preferred Limited Partnership Units. As a result, we recognized a decrease in income available to common stockholders of $1.0 million for the original issuance costs, net of discount on repurchase.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet Strategy.  In general, we use unsecured lines of credit, unsecured notes, preferred stock and common equity (issued by us and/or the operating partnership and its subsidiaries) to capitalize our wholly-owned assets. Over time, we plan to retire non-recourse, secured debt encumbering our wholly-owned assets and replace that debt with unsecured notes where practicable. In managing the joint ventures, in general, we use non-recourse, secured debt to capitalize our co-investment joint ventures.

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	retained earnings and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contribution of properties and completed development projects to our co-investment joint ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	proceeds from equity (common and preferred) or debt securities offerings;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing; and

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries).

We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions;

•	debt service; and

•	dividends and distributions on outstanding common and preferred stock and limited partnership units.

Cash flows.  For the nine months ended September 30, 2007, cash provided by operating activities was $216.9 million as compared to $221.1 million for the same period in 2006. This change is primarily due to gains from sales and contributions of real estate interests, net and changes in our assets and liabilities offset by an increase in operating distributions received by unconsolidated joint ventures. Cash used in investing activities was $437.2 million for the nine months ended September 30, 2007, as compared to cash used for investing activities of $924.8 million for the same period in 2006. This change is primarily due to an increase in proceeds from divestitures of real estate due largely to the formation of AMB Europe Fund I, FCP-FIS, offset by a decrease in funds used for property acquisitions and an increase in additions to interests in unconsolidated joint ventures. Cash provided by financing activities was $331.4 million for the nine months ended September 30, 2007, as compared to cash provided by financing activities of $622.1 million for the same period in 2006. This change is due primarily to an increase in payments on secured debt, other debt, credit facilities, senior debt, the cost of repurchase of preferred units, and a decrease in proceeds from issuances of senior debt, and contributions from co-investment partners. This activity was partially offset by the issuance of common stock and increased borrowings on secured debt and credit facilities.

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

Capital Resources

Development sales activity during the three and nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Number of completed development projects	1	3	6	4
Number of value-added conversions	1	—	1	—
Number of land parcels	—	—	—	2
Square feet	42,585	766,547	368,492	798,699
Gross sales price	$26,280	$38,421	$71,894	$46,426
Development profits, net of taxes	$8,479	$6,983	$14,686	$6,789

Development contribution activity during the three and nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands):

			For the Nine Months
	For the Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	—	—	4	—
Square feet	—	—	1,006,164	—
Number of projects contributed to AMB-SGP Mexico, LLC	—	—	1	1
Square feet	—	—	217,514	580,669
Number of land parcels contributed to AMB DFS Fund I, LLC	—	—	2	—
Square feet	—	—	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	3	—	6	—
Square feet	864,804	—	1,312,614	—
Number of projects contributed to AMB Japan Fund I, L.P.	1	1	1	2
Square feet	469,627	667,978	469,627	1,457,943

Total number of contributed development assets	4	1	14	3
Total square feet	1,334,431	667,978	3,005,919	2,038,612
Development profits, net of taxes	$39,819	$16,534	$74,800	$63,100

Property Divestitures.  During the three and nine months ended September 30, 2007, we divested ourselves of one industrial building aggregating 0.1 million square feet, for an aggregate price of $7.5 million, with a resulting net gain of $1.9 million and accumulated depreciation re-capture of approximately $2.0 million associated with the sale of one re-development project. During the three months ended September 30, 2006, we divested ourselves of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $5.2 million, with a resulting net gain of $0.2 million. During the nine months ended September 30, 2006, we divested ourselves of 13 industrial buildings, aggregating approximately 0.9 million square feet, for an aggregate price of $59.1 million, with a resulting net gain of $24.3 million.

Gains from Sale or Contribution of Real Estate Interests.  During the nine months ended September 30, 2007, we contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. We recognized a gain of $74.8 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During the three and nine months ended September 30, 2006, there were no comparable events.

Properties Held for Contribution.  As of September 30, 2007, we held for contribution to co-investment joint ventures 16 industrial projects with an aggregate net book value of $258.6 million, which, when contributed to a joint venture, will reduce our average ownership interest in these projects from approximately 90% currently to an expected range of 15-20%.

Properties Held for Divestiture.  As of September 30, 2007, we held for divestiture six industrial projects with an aggregate net book value of $63.7 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

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

Third-party equity interests in the joint ventures are reflected as minority interests in the consolidated financial statements. As of September 30, 2007, we owned approximately 81.0 million square feet of our properties (57.5% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these joint ventures or new joint ventures in the future and presently plan to do so. The following table summarizes our unconsolidated co-investment joint ventures at September 30, 2007 (dollars in thousands):

Unconsolidated Co-Investment	Joint Venture	Approximate	Planned
Joint Venture	Partner	Ownership Percentage	Capitalization(1)

AMB-SGP Mexico, LLC(2)	Industrial (Mexico) JV Pte Ltd	20%	$704,538
AMB Japan Fund I, L.P.(3)	Institutional investors	20%	$2,183,387
AMB Europe Fund I, FCP-FIS(4)(6)	Institutional investors	21%	$1,159,376
AMB Institutional Alliance Fund III, L.P.(5)(6)	AMB Institutional Alliance REIT III, Inc.	19%	$2,101,192
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$407,680

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB-SGP Mexico, LLC is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with 13 institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at September 30, 2007.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at September 30, 2007.

(5)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invests through a private real estate investment trust. Prior to October 1, 2006, we accounted for AMB Institutional Alliance Fund III, L.P. as a consolidated joint venture.

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

On June 30, 2007, we exercised our option to purchase the remaining equity interest held by an unrelated third party, based on the fair market value as stipulated in the joint venture agreement, in AMB Pier One, LLC, for a nominal amount. AMB Pier One, LLC, is a joint venture related to the 2000 redevelopment of the pier that houses our global headquarters in San Francisco, California. As a result, the investment was consolidated as of June 30, 2007.

As of September 30, 2007, we also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of September 30, 2007, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s leading international airports. This equity investment of approximately $2.7 million and $2.7 million, respectively, is included in other assets on the consolidated balance sheets as of September 30, 2007 and December 31, 2006.

Common and Preferred Equity.  We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of September 30, 2007: 1,595,337 shares of series D preferred; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

We have a shelf registration statement filed with the U.S. Securities and Exchange Commission under which we may issue an unspecified number of shares of our common stock and preferred stock. During the nine months ended September 30, 2007, we issued approximately 8.4 million shares of our common stock under this shelf registration statement for net proceeds of approximately $472.1 million, which were contributed to the operating partnership in exchange for the issuance of approximately 8.4 million general partnership units. As a result of the common stock issuance, there was a significant reallocation of partnership interests due to the difference in our stock price at issuance as compared to the book value per share at the time of issuance. We intend to use the proceeds from the offering for general corporate purposes and, over the long term, to expand our global development business.

During the three and nine months ended September 30, 2007, we repurchased approximately 1.1 million shares of our common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. We may still repurchase up to $146.6 million of our common stock under this program.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long term to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of September 30, 2007, our share of total debt-to-our share of total market capitalization ratio was 32.0%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment joint ventures with secured debt at a loan-to-value ratio of 50-65% per our joint venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

As of September 30, 2007, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized debt premiums of $4.6 million. Of the $1.4 billion of secured debt, $1.1 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 9.4% per annum (with a weighted average rate of 6.0%) and final maturity dates ranging from October 2007 to

February 2024. As of September 30, 2007, $1.1 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3%, while the remaining $254.2 million bear interest at variable rates (with a weighted average interest rate of 4.9%).

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

As of September 30, 2007, the operating partnership had outstanding an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.1% and had an average term of 4.5 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

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

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which bore a weighted average interest rate of 5.1% at September 30, 2007. This facility matures on June 1, 2010. We are a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 42.5 basis points as of September 30, 2007, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in U.S. dollars, Euros, Yen or British pounds sterling. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2007, was $231.8 million and the remaining amount available was $301.0 million, net of outstanding letters of credit of $17.2 million.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at September 30, 2007, equaled approximately $479.1 million U.S. dollars and bore a weighted average interest rate of 1.2%. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 42.5 basis points as of September 30, 2007. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of September 30, 2007. As of September 30, 2007, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2007, was $373.1 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On July 16, 2007, certain of our wholly-owned subsidiaries and the operating partnership, each acting as a borrower, with us and the operating partnership as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500 million unsecured revolving credit facility that replaced the existing $250 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500 million with an option to further increase the facility to $750 million, to extend the maturity date to June 2011 and to allow for future borrowing in Indian Rupees. We along with the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, pounds sterling, Euros and Indian Rupees. The line, which matures in June 2011 and carries a one-year extension option, can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60 basis points as of September 30, 2007, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2007, the outstanding balance on this credit facility was approximately $213.4 million and bore a weighted average interest rate of 5.6%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On December 8, 2006, we executed a 228.0 million Euros facility agreement (approximately $303.3 million in U.S. dollars, using the exchange rate at June 12, 2007, the date the facility was assumed by AMB Europe Fund I, FCP-FIS, as discussed below), which provides that certain of our affiliates may borrow either acquisition loans, up to a 100.0 million Euros sub-limit (approximately $133.0 million in U.S. dollars, using the exchange rate at June 12, 2007), or secured term loans, in connection with properties located in France, Germany, the Netherlands, the United Kingdom, Italy or Spain. On March 21, 2007, we increased the facility amount limit from 228.0 million Euros to 328.0 million Euros. Drawings under the term facility bear interest at a rate of 65 basis points over EURIBOR and may occur until, and mature on, April 30, 2014. Drawings under the acquisition loan facility bear interest at a rate of 75 basis points over EURIBOR and are repayable within six months of the date of advance, unless extended. We initially guaranteed the acquisition loan facility and were the carve-out indemnitor in respect of the term loans. In accordance with the facility agreement, these responsibilities were transferred and we were fully discharged from all such obligations when, on June 12, 2007, AMB Europe Fund I, FCP-FIS assumed, and we were released from, all of our obligations and liabilities under the facility agreement. On June 12, 2007, there were 200.7 million Euros (approximately $267.0 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

The tables below summarize our debt maturities and capitalization as of September 30, 2007 (dollars in thousands):

Debt
	Our	Joint	Unsecured
	Secured	Venture	Senior Debt	Credit	Other		Total
	Debt(1)	Debt(1)	Securities	Facilities(2)	Debt		Debt

2007	$57,564	$11,256	$—	$—	$13,173		$81,993
2008	90,800	72,774	175,000	—	810		339,384
2009	25,799	146,333	100,000	—	873		273,005
2010	65,905	95,365	250,000	604,873	941		1,017,084
2011	115	189,640	75,000	213,452	1,014		479,221
2012	2,044	459,082	—	—	61,093	(5)	522,219
2013	—	46,366	175,000	—	65,920	(6)	287,286
2014	—	4,076	—	—	616		4,692
2015	—	18,780	112,491	—	664		131,935
2016	—	54,995	—	—	—		54,995
Thereafter	—	19,091	125,000	—	—		144,091

Subtotal	242,227	1,117,758	1,012,491	818,325	145,104		3,335,905
Unamortized premiums (discounts)	1,129	3,443	(9,681)	—	—		(5,109)

Total consolidated debt	243,356	1,121,201	1,002,810	818,325	145,104		3,330,796
Our share of unconsolidated joint venture debt(3)	—	505,285	—	—	31,478		536,763

Total debt(4)	243,356	1,626,486	1,002,810	818,325	176,582		3,867,559
Joint venture partners’ share of consolidated joint venture debt	—	(718,461)	—	—	(100,000)		(818,461)

Our share of total debt(4)	$243,356	$908,025	$1,002,810	$818,325	$76,582		$3,049,098

Weighed average interest rate	5.6%	6.2%	6.1%	3.4%	6.2%		5.4%
Weighed average maturity (in years)	1.2	4.4	4.5	2.9	4.8		3.8

(1)	Our secured debt and joint venture debt include debt related to European and Asian assets in the amount of $63.7 million and $67.1 million, respectively, translated to U.S. dollars using the exchange rate in effect on September 30, 2007.

(2)	Represents three credit facilities with total capacity of approximately $1.5 billion. Includes $402.7 million, $194.2 million, $102.6 million, $84.6 million and $19.3 million in Yen, Canadian dollar, Euros, British pounds sterling and Singapore dollar-based borrowings, respectively, translated to U.S. dollars using the foreign exchange rates in effect on September 30, 2007.

(3)	The weighted average interest and average maturity for the unconsolidated joint venture debt were 4.7% and 5.3 years, respectively.

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

(5)	Maturity includes $60.0 million balance outstanding on a $70.0 million non-recourse credit facility obtained by AMB Institutional Alliance Fund II, L.P.

(6)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

Market Equity as of September 30, 2007
	Shares/Units	Market	Market
Security	Outstanding	Price	Value

Common stock	98,910,419	$59.81	$5,915,832
Common limited partnership units(1)	4,144,783	59.81	247,899

Total	103,055,202		$6,163,731

(1)	Includes class B common limited partnership units issued by AMB Property II, L.P.

Preferred Stock and Units as of September 30, 2007
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the Series D Cumulative Redeemable Preferred Limited Partnership Units to, among other things, change the rate applicable to the Series D Cumulative Redeemable Preferred Limited Partnership Units from 7.75% to 7.18% and change the date prior to which the Series D Cumulative Redeemable Preferred Limited Partnership Units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of September 30, 2007

Total debt-to-total market capitalization(1)	37.4%
Our share of total debt-to-our share of total market capitalization(1)	32.0%
Total debt plus preferred-to-total market capitalization(1)	40.4%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	35.3%
Our share of total debt-to-our share of total book capitalization(1)	51.4%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of September 30, 2007. Our definition of “preferred” is preferred equity liquidation preferences. Our share of total book capitalization is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. Our share of total debt is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their joint ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of September 30, 2007, we had $296.8 million in cash and cash equivalents and $693.6 million of additional available borrowings under our credit facilities. As of September 30, 2007, we had $103.2 million in restricted cash.

Our board of directors declared a regular cash dividend for the quarter ended September 30, 2007 of $0.50 per share of common stock, and the operating partnership announced its intention to pay a regular cash distribution for the quarter ended September 30, 2007 of $0.50 per common unit. The dividends and distributions were payable on October 15, 2007 to stockholders and unitholders of record on October 5, 2007. The series L, M, O and P preferred stock dividends were payable on October 15, 2007 to stockholders of record on October 5, 2007. The series D preferred unit quarterly distributions were paid on September 25, 2007. The following table sets forth the dividends and distributions paid or payable per share or unit for the three and nine months ended September 30, 2007 and 2006:

		For the Three		For the Nine
		Months		Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2007	2006	2007	2006

AMB Property Corporation	Common stock	$0.500	$0.460	$1.500	$1.380
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$1.219	$1.219
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$1.266	$1.266
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$1.313	$1.313
AMB Property Corporation	Series P preferred stock	$0.428	$0.172	$1.284	$0.172
Operating Partnership	Common limited partnership units	$0.500	$0.460	$1.500	$1.380
Operating Partnership	Series J preferred units(1)	n/a	$0.994	$1.005	$2.981
Operating Partnership	Series K preferred units(1)	n/a	$0.994	$1.005	$2.981
AMB Property II, L.P.	Class B common limited partnership units	$0.500	$0.460	$1.500	$1.380
AMB Property II, L.P.	Series D preferred units	$0.898	$0.969	$2.738	$2.906
AMB Property II, L.P.	Series E preferred units(2)	n/a	n/a	n/a	$1.776
AMB Property II, L.P.	Series F preferred units(3)	n/a	$0.729	n/a	$2.716
AMB Property II, L.P.	Series H preferred units(4)	n/a	n/a	n/a	$0.970
AMB Property II, L.P.	Series I preferred units(5)	n/a	$1.000	$1.244	$3.000
AMB Property II, L.P.	Series N preferred units(6)	n/a	n/a	n/a	$0.215

(1)	In April 2007, the operating partnership redeemed all of its series J and series K preferred units.

(2)	In June 2006, AMB Property II, L.P. repurchased all of its outstanding series E preferred units.

(3)	In September 2006, AMB Property II, L.P. repurchased all of its outstanding series F preferred units.

(4)	In March 2006, AMB Property II, L.P. repurchased all of its outstanding series H preferred units.

(5)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

(6)	The holder of the series N preferred units exercised its put option in January 2006 and sold all of its series N preferred units to the operating partnership and AMB Property II, L.P. repurchased all of such units from the operating partnership.

The anticipated size of our distributions, using only cash from operations, will not allow us to pay all of our debt as it comes due. Therefore, we intend to also repay maturing debt with net proceeds from future debt or equity financings, as well as property divestitures. However, we may not be able to obtain future financings on favorable terms or at all. Our inability to obtain future financings on favorable terms or at all would adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

North America:
Number of new development projects	9	5	20	12
Number of value-added conversion projects	—	—	1	—
Square feet	2,327,175	2,055,118	5,415,497	4,333,307
Estimated total investment(1)	$181,345	$112,316	$407,670	$250,627
Europe:
Number of new development projects	2	1	2	1
Square feet	504,288	37,954	504,288	37,954
Estimated total investment(1)	$51,652	$4,405	$51,652	$4,405
Asia:
Number of new development projects	—	2	3	6
Square feet	—	677,655	2,027,859	3,338,203
Estimated total investment(1)	$—	$134,486	$229,553	$349,592

Total:
Number of new development projects	11	8	25	19
Number of value-added conversion projects	—	—	1	—
Square feet	2,831,463	2,770,727	7,947,644	7,709,464
Estimated total investment(1)	$232,997	$251,207	$688,875	$604,624

Land acquisitions during the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

North America:
Acres	92	253	1,026	579
Estimated build out potential (square feet)	1,444,220	3,233,229	17,996,473	8,618,394
Investment(2)	$65,755	$54,078	$165,951	$183,722
Asia:
Acres	16	19	19	33
Estimated build out potential (square feet)	398,264	799,634	787,264	1,984,430
Investment(2)	$5,645	$11,446	$18,645	$47,382

Total:
Acres	108	272	1,045	612
Estimated build out potential (square feet)	1,842,484	4,032,863	18,783,737	10,602,824
Investment(2)	$71,400	$65,524	$184,596	$231,104

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases and associated carry costs. Estimated total investments are based on current forecasts and are subject to change.

(2)	Includes acquisition cost and associated carry costs.

Acquisition activity during the three and nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	5	6	18	14
Square feet	986,161	1,034,080	3,815,577	3,385,077
Expected investment	$83,284	$97,315	$311,803	$274,201
Number of properties acquired by AMB Europe Fund I, FCP-FIS	1	—	5	—
Square Feet	122,924	—	1,468,239	—
Expected investment	$9,384	$—	$134,779	$—
Number of properties acquired by AMB Japan Fund I, L.P.	1	—	8	—
Square feet	44,566	—	1,107,261	—
Expected investment	$4,957	$—	$180,901	$—
Number of properties acquired by AMB-SGP Mexico, LLC	—	—	3	—
Square Feet	—	—	1,739,976	—
Expected investment	$—	$—	$69,688	$—
Number of properties acquired by AMB Partners II, L.P.	—	—	—	2
Square feet	—	—	—	616,437
Expected investment	—	—	—	60,602
Number of properties acquired by AMB Property, L.P.	2	3	6	7
Square feet	304,777	248,257	665,829	1,901,813
Expected investment	$18,635	$18,280	$55,459	$180,933

Total number of properties acquired	9	9	40	23
Total square feet	1,458,428	1,282,337	8,796,882	5,903,327
Total acquisition cost	$113,601	$112,828	$738,158	$504,953
Total acquisition capital	$2,659	$2,767	$14,472	$10,783

Total expected investment	$116,260	$115,595	$752,630	$515,736

Development Pipeline.  As of September 30, 2007, we had 51 industrial projects in our development pipeline, which are expected to total approximately 16.8 million square feet and have an aggregate estimated investment of $1.6 billion upon completion. We have an additional ten development projects available for sale or contribution totaling approximately 2.5 million square feet, with an aggregate estimated investment of $232.8 million. As of September 30, 2007, we and our joint venture partners have funded an aggregate of $1.1 billion and needed to fund an estimated additional $520.4 million in order to complete our development pipeline. The development pipeline, at September 30, 2007, included projects expected to be completed through the fourth quarter of 2009. In addition to our committed development pipeline, we hold a total of 2,405 acres of land for future development or sale, 95% of which is located in North America. We currently estimate that these 2,405 acres of land could support approximately 42.1 million square feet of future development.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Joint Ventures.  Through the operating partnership, we enter into co-investment joint ventures with institutional investors. These co-investment joint ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2007, we had investments in co-investment joint ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment joint ventures of $275.1 million and a gross book value of $4.0 billion. As of September 30, 2007, we may make additional capital contributions to current and planned co-investment joint ventures of up to $154.0 million (using the exchange rates at September 30, 2007) pursuant to the terms of the joint venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment joint venture formed in 2004 with institutional investors, which invests through a private real estate investment partnership, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment joint venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these funds. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

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

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	claims of customers, vendors or other persons dealing with our acquisition transactions that had not been asserted prior to our formation or acquisition transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax liabilities;

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of September 30, 2007, we had provided approximately $24.5 million in letters of credit, of which $17.2 million was provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial

Statements,” as of September 30, 2007, we had outstanding guarantees and contribution obligations in the aggregate amount of $380.7 million as described below.

As of September 30, 2007, we had outstanding guarantees in the amount of $86.3 million in connection with certain acquisitions. As of September 30, 2007, we also guaranteed $29.1 million and $105.1 million on outstanding loans on three of our consolidated joint ventures and two of our unconsolidated joint ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated joint venture funds. These contribution agreements require us to make additional capital contributions to the applicable joint venture fund upon certain defaults by the joint venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable joint venture’s debt obligation and may be greater than our share of the joint venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements are $160.2 million as of September 30, 2007.

Performance and Surety Bonds.  As of September 30, 2007, we had outstanding performance and surety bonds in an aggregate amount of $15.2 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations and Funds From Operations Per Share and Unit.  We believe that net income, as defined by accounting principles generally accepted in the United States, or GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of our operating performance. Currently and historically, we calculate FFO as defined by the National Association of Real Estate Investment Trusts, or NAREIT, as net income, calculated in accordance with GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. However, if the circumstance arises, we intend to include in our calculation of FFO gains or losses related to sales of previously depreciated real estate held for contribution to our joint ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, we believe such a calculation of FFO will better reflect the value created as a result of the contributions. We define FFOPS as FFO per fully diluted weighted average share of our common stock and operating partnership unit. We do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO and FFOPS are meaningful supplemental measures of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO and FFOPS are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO and FFOPS, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. We consider FFO and FFOPS to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO and FFOPS can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While FFO and FFOPS are relevant and widely used measures of operating performance of real estate investment trusts, these measures do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. FFO and FFOPS also do not consider the costs associated with capital expenditures related to our real estate assets nor are FFO or FFOPS necessarily indicative of cash available to fund our future cash requirements. Further, our computation of FFO or FFOPS may not be comparable to FFO or FFOPS reported by other real estate investment trusts that do not define FFO or FFOPS in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

The following table reflects the calculation of FFO reconciled from net income for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands, except per share and unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income available to common stockholders(1)	$69,155	$29,963	$202,275	$125,682
Gains from sale or contribution of real estate, net of minority interests	(3,912)	(213)	(79,172)	(24,335)
Depreciation and amortization:
Total depreciation and amortization	40,865	46,914	122,433	133,514
Discontinued operations’ depreciation	117	1,810	1,061	2,916
Non-real estate depreciation	(1,387)	(1,001)	(3,965)	(3,069)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ minority interests (Net income)	5,889	12,014	21,149	29,310
Limited partnership unitholders’ minority interests (Net income)	614	(17)	4,998	994
Limited partnership unitholders’ minority interests (Development profits)	2,115	1,086	3,861	3,260
Discontinued operations’ minority interests (Net income)	107	410	267	1,032
FFO attributable to minority interests	(15,731)	(24,471)	(47,347)	(66,654)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(3,425)	(2,239)	(7,286)	(12,605)
Our share of FFO	9,828	4,030	21,308	9,335

Funds from operations	$104,235	$68,286	$239,582	$199,380

Basic FFO per common share and unit	$1.01	$0.74	$2.37	$2.18

Diluted FFO per common share and unit	$0.99	$0.72	$2.31	$2.10

Weighted average common shares and units:
Basic	102,917,908	92,088,600	101,229,730	91,569,011

Diluted	105,109,868	95,117,597	103,777,347	94,734,736

(1)	Includes gains from undepreciated land sales of $4.8 million for the three months ended September 30, 2006. Includes gains from undepreciated land sales of $0.2 million and $5.3 million for the nine months ended September 30, 2007 and 2006, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same-store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues (as calculated in accordance with GAAP), including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI helps the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$73,110	$33,387	$217,061	$136,317
Private capital income	(7,564)	(7,490)	(22,007)	(17,539)
Depreciation and amortization	40,865	46,914	122,433	133,514
Impairment losses	—	—	257	5,394
General and administrative	35,145	25,641	95,259	73,831
Other expenses	944	893	2,995	1,134
Fund costs	261	495	779	1,588
Total other income and expenses	(30,783)	15,299	(95,233)	36,277
Total minority interests’ share of income	10,049	16,938	37,953	45,855
Total discontinued operations	(6,315)	(3,772)	(11,600)	(37,811)
Cumulative effect of change in accounting principle	—	—	—	(193)

Net Operating Income (NOI)	115,712	128,305	347,897	378,367
Less non same store NOI	(13,932)	(30,631)	(48,372)	(89,011)
Less non-cash adjustments(1)	(261)	(2,384)	(2,596)	(8,445)

Cash-basis same store NOI	$101,519	$95,290	$296,929	$280,911

(1)	Non-cash adjustments include straight line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the three and nine months ended September 30, 2007:

	For the Three	For the Nine
	Months Ended	Months Ended
Operating Portfolio(1)	September 30, 2007	September 30, 2007

Square feet owned(2)(3)	114,030,439	114,030,439
Occupancy percentage(3)	95.5%	95.5%
Average occupancy percentage	95.4%	95.4%
Weighted average lease terms (years)
Original	6.1	6.1
Remaining	3.5	3.5
Trailing four quarter tenant retention	72.8%	72.8%
Same Space Leasing Activity(4):
Rent increases on renewals and rollovers	8.9%	4.5%
Same space square footage commencing (millions)	4.0	14.4
Second Generation Leasing Activity(5):
Tenant improvements and leasing commissions per sq. ft.:
Retained	$0.94	$1.06
Re-tenanted	4.23	3.42

Weighted average	$2.22	$2.03

Square footage commencing (millions)	5.5	17.2

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution which have not reached 90% economic occupancy.

(2)	In addition to owned square feet as of September 30, 2007, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of properties. As of September 30, 2007, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of September 30, 2007, we also had investments in 7.5 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures.

(3)	On a consolidated basis, we had approximately 77.5 million rentable square feet with an occupancy rate of 96.1% at September 30, 2007.

(4)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties for the three and nine months ended September 30, 2007:

	For the Three	For the Nine
	Months Ended	Months Ended
Same Store Pool(1)	September 30, 2007	September 30, 2007

Square feet in same store pool(2)(3)	85,480,766	85,480,766
% of total square feet	75.0%	75.0%
Occupancy percentage(3)
September 30, 2007	96.2%	96.2%
September 30, 2006	96.1%	96.1%
Weighted average lease terms (years)
Original	6.1	6.1
Remaining	3.1	3.1
Trailing four quarter tenant retention	72.3%	72.3%
Same Space Leasing Activity(4):
Rent increases on renewals and rollovers	9.2%	4.5%
Same space square footage commencing (millions)	3.7	12.9
Growth % increase (decrease) (including straight-line rents and amortization of lease intangibles):
Revenues(5)	5.0%	4.4%
Expenses(5)	9.3%	6.3%
Net operating income(5)(6)	3.5%	3.7%
Growth % increase (decrease) (excluding straight-line rents and amortization of lease intangibles):
Revenues(5)	6.3%	5.9%
Expenses(5)	9.3%	6.3%
Net operating income(5)(6)	5.3%	5.8%

(1)	Same store properties are those properties that we owned and managed during both the current and prior year reporting periods, excluding properties purchased and development properties stabilized after December 31, 2005 (generally defined as properties that are 90% leased or properties for which we have held a certificate of occupancy or where building has been substantially complete for at least 12 months).

(2)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(3)	On a consolidated basis, we had approximately 73.2 million square feet with an occupancy rate of 96.3% at September 30, 2007.

(4)	Consists of second generation leases renewing or re-tenanting with current and prior lease terms greater than one year.

(5)	For the three months ended September 30, 2007, on a consolidated basis, the percentage change was 4.7%, 6.5% and 4.1%, respectively, for revenues, expenses and net operating income (including straight-line rents and amortization of lease intangibles)and 6.5%, 6.5% and 6.5%, respectively, for the revenues, expenses and net operating income (excluding straight line rents and amortization of lease intangibles). For the nine months ended September 30, 2007, on a consolidated basis, the percentage change was 4.3%, 6.1% and 3.7%, respectively, for revenues, expenses and net operating income (including straight-line rents and amortization of lease intangibles) and 5.8%, 6.1% and 5.7%, respectively, for the revenues, expenses and net operating income (excluding straight line rents and amortization of lease intangibles).

(6)	See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2007, we had one outstanding interest rate swap with a notional amount of $25.0 million. See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $5.1 million as of September 30, 2007 (dollars in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt(1)	$62,150	$251,703	$200,043	$411,731	$248,462	$1,026,343	$2,200,432
Average interest rate	5.8%	7.0%	4.9%	6.6%	6.7%	6.1%	6.2%
Variable rate debt(2)	$19,843	$87,681	$72,962	$605,353	$230,759	$118,875	$1,135,473
Average interest rate	4.6%	2.5%	6.1%	2.7%	5.7%	6.4%	3.9%
Interest Payments	$4,503	$19,833	$14,161	$43,301	$29,730	$69,888	$181,416

(1)	Represents 66.0% of all outstanding debt.

(2)	Represents 34.0% of all outstanding debt.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the variable rate debt would be $4.4 million (net of swaps) annually. As of September 30, 2007, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $3.3 billion and $3.4 billion, respectively, based on our estimate of current market interest rates.

As of September 30, 2007 and December 31, 2006, variable rate debt comprised 34.0% and 37.1%, respectively, of all our outstanding debt. Variable rate debt was $1.1 billion and $1.3 billion, respectively, as of September 30, 2007 and December 31, 2006.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at September 30, 2007 was one interest rate swap hedging cash flows of variable rate borrowings based on U.S. Libor (USD).

The following table summarizes our financial instruments as of September 30, 2007 (dollars in thousands):

	Maturity Dates	Notional	Fair
Related Derivatives (In thousands)	June 9, 2010	Amount	Value

Notional Amount (U.S. Dollars)	$25,000	$25,000
Receive Floating (%)	US LIBOR
Pay Fixed Rate (%)	5.17%
Fair Market Value	$(320)		$(320)

Total		$25,000	$(320)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States, other than Mexico, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and totaled $8.6 million for the nine months ended September 30, 2007.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. For the three and nine months ended September 30, 2007, gains from remeasurement included in our results of operations were $4.7 million and $4.9 million, respectively.

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

As of September 30, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and any amendments thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes our common stock repurchases during the three and nine months ended September 30, 2007 (amounts in thousands except share and per share amounts):

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
		Average Price	as Part of Publicly	that May Yet be
	Total Number of	Paid per	Announced	Purchased Under the
Issuer Purchases of Equity Securities	Shares Purchased	Share	Plans or Programs	Plans or Programs

August 1, 2007 through August 31, 2007	1,069,038	$49.87	1,069,038	$146,630

These stock repurchases were made pursuant to our stock repurchase program approved by our board of directors in December 2005. This stock repurchase program allows for the discretionary repurchase of up to $200.0 million of our common stock and expires on December 31, 2007. We publicly announced this stock repurchase program on December 7, 2005. We may still repurchase up to $146.6 million of our common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

10.1	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder. (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on July 20, 2007).
10.2	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan.
10.3	Form of Amended and Restated Change in Control and Noncompetition Agreements by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007).
10.4	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent.
10.5	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent.
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated November 9, 2007.
32.1	18 U.S.C. § 1350 Certifications dated November 9, 2007. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: November 9, 2007