Form 10-Q
period 2008-03-31
AMB PROPERTY CORP
filed 2008-05-12
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2008, there were 97,977,692 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,255,500	$1,276,621
Buildings and improvements	3,760,206	3,777,210
Construction in progress	1,870,029	1,655,714

Total investments in properties	6,885,735	6,709,545
Accumulated depreciation and amortization	(941,413)	(916,686)

Net investments in properties	5,944,322	5,792,859
Investments in unconsolidated ventures	366,385	356,194
Properties held for contribution, net	559,131	488,339
Properties held for divestiture, net	42,893	40,513

Net investments in real estate	6,912,731	6,677,905
Cash and cash equivalents	256,620	220,224
Restricted cash	65,869	30,192
Accounts receivable, net of allowance for doubtful accounts of $9,185 and $7,378, respectively	181,910	184,270
Deferred financing costs, net	23,675	23,313
Other assets	248,449	126,499

Total assets	$7,689,254	$7,262,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,452,416	$1,471,087
Unsecured senior debt	1,003,435	1,003,123
Unsecured credit facilities	960,479	876,105
Other debt	569,844	144,529

Total debt	3,986,174	3,494,844
Security deposits	46,404	40,842
Dividends payable	56,280	54,907
Accounts payable and other liabilities	219,294	210,447

Total liabilities	4,308,152	3,801,040
Commitments and contingencies (Note 11)
Minority interests:
Co-investment venture partners	512,573	517,572
Preferred unit holders	77,561	77,561
Limited partnership unitholders	100,134	102,278

Total minority interests	690,268	697,411
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $ .01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 97,898,805 and 99,210,508 issued and outstanding, respectively	976	990
Additional paid-in capital	2,196,095	2,283,541
Retained earnings	232,859	244,688
Accumulated other comprehensive income	37,492	11,321

Total stockholders’ equity	2,690,834	2,763,952

Total liabilities and stockholders’ equity	$7,689,254	$7,262,403

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Unaudited, dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$166,563	$158,580
Private capital revenues	9,923	5,925

Total revenues	176,486	164,505

COSTS AND EXPENSES
Property operating expenses	(25,314)	(25,029)
Real estate taxes	(20,857)	(18,657)
Depreciation and amortization	(41,669)	(40,454)
General and administrative	(35,153)	(29,854)
Fund costs	(222)	(241)
Impairment losses	—	(257)
Other expenses	92	(912)

Total costs and expenses	(123,123)	(115,404)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	17,820	12,192
Gains from sale or contribution of real estate interests, net	19,967	136
Equity in earnings of unconsolidated co-investment ventures, net	2,928	2,113
Other income	4,436	5,507
Interest expense, including amortization	(30,928)	(34,395)

Total other income and expenses, net	14,223	(14,447)

Income before minority interests and discontinued operations	67,586	34,654

Minority interests’ share of income:
Co-investment venture partners’ share of income before minority interests and discontinued operations	(18,944)	(7,192)
Co-investment venture partners’ and limited partnership unitholders’ share of development profits	(4,741)	(595)
Preferred unitholders	(1,432)	(3,699)
Limited partnership unitholders	(979)	(356)

Total minority interests’ share of income	(26,096)	(11,842)

Income from continuing operations	41,490	22,812

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	41	2,834
Gains from dispositions of real estate, net of minority interests	1,401	36

Total discontinued operations	1,442	2,870

Net income	42,932	25,682
Preferred stock dividends	(3,952)	(3,952)

Net income available to common stockholders	$38,980	$21,730

Basic income per common share
Income from continuing operations (after preferred stock dividends)	$0.39	$0.21
Discontinued operations	0.01	0.03

Net income available to common stockholders	$0.40	$0.24

Diluted income per common share
Income from continuing operations (after preferred stock dividends)	$0.38	$0.20
Discontinued operations	0.01	0.03

Net income available to common stockholders	$0.39	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	97,750,901	92,265,002

Diluted	99,789,253	95,098,711

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited, in thousands, except share amounts)

Balance as of December 31, 2007	$223,412	99,210,508	$990	$2,283,541	$244,688	$11,321	$2,763,952
Net income	3,952	—	—	—	38,980	—
Unrealized loss on securities and derivatives	—	—	—	—	—	(3,183)
Currency translation adjustment	—	—	—	—	—	29,354
Total comprehensive income	—	—	—	—	—	—	69,103
Stock-based compensation amortization and issuance of restricted stock, net	—	424,172	4	6,525	—	—	6,529
Exercise of stock options	—	13,276	—	484	—	—	484
Conversion of partnership units	—	16,440	—	844	—	—	844
Repurchases of common stock	—	(1,765,591)	(18)	(87,678)	—	—	(87,696)
Forfeiture of restricted stock	—	—	—	(1,362)	—	—	(1,362)
Reallocation of partnership interest	—	—	—	(6,249)	—	—	(6,249)
Offering costs	—	—	—	(10)	—	—	(10)
Dividends	(3,952)	—	—	—	(50,809)	—	(54,761)

Balance as of March 31, 2008	$223,412	97,898,805	$976	$2,196,095	$232,859	$37,492	$2,690,834

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,932	$25,682
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(3,332)	(2,715)
Depreciation and amortization	41,669	40,454
Impairment losses	—	257
Exchange losses	(146)	—
Stock-based compensation amortization	6,529	5,108
Equity in earnings of unconsolidated co-investment ventures	(2,928)	(2,113)
Operating distributions received from unconsolidated co-investment ventures	7,121	3,712
Gains from sale or contribution of real estate interests, net	(19,967)	(136)
Development profits, net of taxes	(17,820)	(12,192)
Debt premiums, discounts and finance cost amortization, net	1,895	(578)
Total minority interests’ share of net income	26,096	11,842
Discontinued operations:
Depreciation and amortization	4	571
Co-investment venture partners’ share of net income (loss)	388	(64)
Limited partnership unitholders’ share of net income	2	142
Gains from dispositions of real estate, net of minority interests	(1,401)	(36)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,056)	(15,802)
Accounts payable and other liabilities	(17,542)	1,828

Net cash provided by operating activities	62,444	55,960
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(34,572)	(5,243)
Cash paid for property acquisitions	(99,882)	(18,553)
Additions to land, buildings, development costs, building improvements and lease costs	(229,620)	(243,638)
Net proceeds from divestiture of real estate	206,784	114,107
Additions to interests in unconsolidated co-investment ventures	(21,007)	(8,873)
Capital distributions received from unconsolidated co-investment ventures	2,761	36
Loans made to affiliates	(75,789)	—

Net cash used in investing activities	(251,325)	(162,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	—	472,072
Proceeds from stock option exercises	484	19,333
Repurchase and retirement of common stock	(87,696)	—
Borrowings on secured debt	653	446,351
Payments on secured debt	(44,664)	(198,351)
Borrowings on other debt	425,000	—
Payments on other debt	(197)	(2,158)
Borrowings on unsecured credit facilities	582,184	241,183
Payments on unsecured credit facilities	(568,857)	(625,083)
Payment of financing fees	(2,151)	(10,489)
Net proceeds from issuances of senior debt	—	24,997
Payments on senior debt	—	(70,000)
Contributions from co-investment ventures partners	1,065	1,111
Dividends paid to common and preferred stockholders	(53,389)	(44,831)
Distributions to minority interests, including preferred units	(32,914)	(63,162)

Net cash provided by financing activities	219,518	190,973
Net effect of exchange rate changes on cash	5,759	286
Net increase in cash and cash equivalents	36,396	85,055
Cash and cash equivalents at beginning of period	220,224	174,763

Cash and cash equivalents at end of period	$256,620	$259,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$27,905	$34,932
Non-cash transactions:
Acquisition of properties	$101,420	$18,109
Assumption of other assets and liabilities	(572)	473
Acquisition capital	(966)	(29)

Net cash paid for property acquisitions	$99,882	$18,553

Contribution of properties to unconsolidated co-investment ventures, net	$4,406	$8,751

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

As of March 31, 2008, the Company owned an approximate 96.1% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 3.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of March 31, 2008, the Company had significant investments in four consolidated and five unconsolidated co-investment ventures.

AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that include development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, conducts a variety of businesses that also include development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are direct subsidiaries of the Operating Partnership.

As of March 31, 2008, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 150.2 million square feet (14.0 million square meters) in 45 markets within 14 countries. Additionally, as of March 31, 2008, the Company managed, but did not have a significant ownership interest in, industrial and other properties, totaling approximately 1.5 million square feet.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the approximately 150.2 million square feet as of March 31, 2008:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Company owned or partially owned approximately 121.7 million square feet (principally warehouse distribution buildings) that were 94.8% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Company had investments in 55 development projects, which are expected to total approximately 18.2 million square feet upon completion;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Company owned 10 development projects, totaling approximately 2.8 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated co-investment ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Company held approximately 0.1 million square feet through a ground lease, which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three months ended March 31, 2008 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. For properties held for use, impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its estimated fair value is charged to earnings. For properties held for sale, impairment is recognized when the carrying value of the property is less than its estimated fair value net of costs to sell. As a result of leasing activity and the economic environment, the Company re-evaluated the carrying value of its investments and recorded an impairment charge of $0.0 and $0.3 million during the three months ended March 31, 2008 and 2007, respectively, on certain of its investments.

Comprehensive Income.  The Company reports comprehensive income in its consolidated statement of stockholders’ equity. Comprehensive income was $69.1 million and $26.0 million for the three months ended March 31, 2008 and 2007, respectively.

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

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board (FASB), goodwill and certain indefinite lived intangible assets, including excess reorganization value and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Company determined that there was no impairment to goodwill and intangible assets during the three months ended March 31, 2008.

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2.  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
				Netting	Assets/Liabilities
	Level 1	Level 2	Level 3	Adjustments	at Fair Value

Assets:
Deferred compensation plan	$18,599	$—	$—	$(574)	$18,025
Derivative assets	1,191	—	—	—	1,191
Investment securities	19,057	—	—	2,509	21,566
Liabilities:
Derivative liabilities	(786)	—	—	(2,331)	(3,117)
Deferred compensation plan	18,599	—	—	(574)	18,025

The Company adopted SFAS No. 157 with respect to its financial assets and liabilities, but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 with no material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161

3.	Development Activity

As of March 31, 2008, the Company had 55 projects in the development pipeline, which are expected to total approximately 18.2 million square feet and have an aggregate estimated investment of $1.8 billion upon completion. Two of these projects totaling approximately 1.2 million square feet with an aggregate estimated investment of $57.8 million are held in an unconsolidated co-investment venture. The Company has an additional 10 development projects available for sale or contribution totaling approximately 2.8 million square feet, with an aggregate estimated investment of $251.7 million, including one project with an estimated total investment of $33.6 million that is held in an unconsolidated co-investment venture. As of March 31, 2008, the Company and its development joint venture partners have funded an aggregate of $1.3 billion and needed to fund an estimated additional $450.0 million in order to complete the Company’s development pipeline. The development pipeline, at March 31, 2008, included projects expected to be completed through the fourth quarter of 2009. In addition to the Company’s committed development pipeline, it holds a total of 2,640 acres of land for future development or sale, approximately 90% of which is located in the Americas, including 81 acres that is held in an unconsolidated con-investment venture. The Company currently estimates that these 2,640 acres of land could support approximately 46.0 million square feet of future development.

4.	Development Profits, Gains from Dispositions of Real Estate Interests and Discontinued Operations

Development sales activity during the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Number of completed development projects	1	2
Square feet	40,359	145,803
Gross sales price	$8,777	$24,698
Development gains, net of taxes	$1,015	$3,303

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development contribution activity during the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	2	1
Square feet	1,003,377	298,000
Number of projects contributed to AMB-SGP Mexico, LLC	—	1
Square feet	—	217,514
Number of land parcels contributed to AMB DFS Fund I, LLC	—	2
Square feet	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	1	—
Square feet	110,701	—
Total number of contributed development assets	3	4
Total square feet	1,114,078	515,514
Development gains, net of taxes	$16,805	$8,889

Gains from Sale or Contribution of Real Estate Interests.  During the three months ended March 31, 2008, the Company contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. The Company recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During the three months ended March 31, 2007, the Company contributed an operating property for approximately $4.6 million, aggregating approximately 0.1 million square feet, into AMB-SGP Mexico, LLC. The Company recognized a gain of $0.1 million on the contribution, representing the portion of the Company’s interest in the contributed property acquired by the third-party investors for cash.

Discontinued Operations.  The Company reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2008, the Company recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the three months ended March 31, 2008, the Company recognized approximately $0.3 million in gains resulting primarily from the additional value received from the disposition of properties in 2007. During the three months ended March 31, 2007, the Company did not divest itself of any industrial properties.

Properties Held for Contribution.  As of March 31, 2008, the Company held for contribution to co-investment ventures 24 properties with an aggregate net book value of $559.1 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 90% currently to an expected range of 15-20%.

Properties Held for Divestiture.  As of March 31, 2008, the Company held for divestiture six properties with an aggregate net book value of $42.9 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of operations of the properties held for divestiture and sold under SFAS No. 144 (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Rental revenues	$776	$3,461
Straight-line rents and amortization of lease intangibles	(199)	(22)
Property operating expenses	(104)	(378)
Real estate taxes	(64)	(252)
Depreciation and amortization	(4)	(571)
Other income and expenses, net	36	2
Interest, including amortization	(10)	672
Co-investment venture partners’ share of income (loss)	(388)	64
Limited partnership unitholders’ share of income	(2)	(142)

Income attributable to discontinued operations	$41	$2,834

As of March 31, 2008 and December 31, 2007, assets and liabilities attributable to properties held for divestiture under the provisions of SFAS No. 144 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Other assets	$1,209	$849
Accounts payable and other liabilities	$5,133	$8,616

5.	Debt

As of March 31, 2008 and December 31, 2007, debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Wholly-owned secured debt, varying interest rates from 1.1% to 8.6%, due April 2008 to January 2017 (weighted average interest rate of 3.5% and 4.0% at March 31, 2008 and December 31, 2007, respectively)	$366,187	$351,032
Consolidated co-investment venture secured debt, varying interest rates from 3.5% to 9.4%, due May 2008 to February 2024 (weighted average interest rates of 5.8% and 6.1% at March 31, 2008 and December 31, 2007, respectively)	1,082,362	1,115,841
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due June 2008 to June 2018 (weighted average interest rates of 6.1% and 6.1% at March 31, 2008 and December 31, 2007, respectively)	1,012,491	1,012,491
Other debt, varying interest rates from 3.4% to 7.5%, due May 2008 to November 2015 (weighted average interest rates of 4.0% and 6.0% at March 31, 2008 and December 31, 2007, respectively)	569,844	144,529
Unsecured credit facilities, variable interest rate, due June 2010 and June 2011 (weighted average interest rates of 2.6% and 3.4% at March 31, 2008 and December 31, 2007, respectively)	960,479	876,105

Total debt before unamortized net premiums (discounts)	3,991,363	3,499,998
Unamortized net premiums (discounts)	(5,189)	(5,154)

Total consolidated debt	$3,986,174	$3,494,844

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of March 31, 2008 and December 31, 2007, the total gross investment book value of those properties securing the debt was $2.1 billion, including $1.8 billion held in consolidated co-investment ventures for each period. As of March 31, 2008, $1.0 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $434.9 million bore interest at variable rates (with a weighted average interest rate of 2.7%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Company, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135 basis points above the one-month LIBOR rate.

On June 12, 2007, AMB Europe Fund I, FCP-FIS assumed, and the Operating Partnership was released from, all of the Operating Partnership’s obligations and liabilities under a 328.0 million Euro facility agreement. On June 12, 2007, there were 267.0 million Euros (approximately $355.2 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

As of March 31, 2008, the Operating Partnership had outstanding an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.1% and had an average term of 4.0 years. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants at March 31, 2008.

As of March 31, 2008, the Company had $569.8 million outstanding in other debt which bore a weighted average interest rate of 4.0% and had an average term of 2.0 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of March 31, 2008. Other debt also includes a $70.0 million non-recourse credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $60.0 million balance outstanding as of March 31, 2008. The Company also had $444.8 million outstanding in other non-recourse debt. During the three months ended March 31, 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of March 31, 2008, with a weighted average interest rate of 3.5%. During the three months ended March 31, 2008, the Operating Partnership also obtained a $100.0 million unsecured money market loan, which had a balance of $100.0 million outstanding as of March 31, 2008, with a weighted average interest rate of 3.6%.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which bore a weighted average interest rate of 4.7% at March 31, 2008. This facility matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of March 31, 2008, with an annual facility fee of 15.0 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollar. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. As of March 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2008, was $129.1 million and the remaining amount available was $392.3 million, net of outstanding letters of credit of $28.6 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at March 31, 2008.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on March 31, 2008, equaled approximately $551.7 million U.S. dollars and bore a weighted average interest rate of 1.2%. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of March 31, 2008. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of March 31, 2008. As of March 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2008, was $503.2 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at March 31, 2008.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The Company, along with the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011 and carries a one-year extension option, can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60 basis points as of March 31, 2008, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2008, the outstanding balance on this credit facility, using the exchange rates in

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect at March 31, 2008, was approximately $328.2 million and it bore a weighted average interest rate of 3.8%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at March 31, 2008.

As of March 31, 2008, the scheduled maturities of the Company’s total debt, were as follows (dollars in thousands):

		Consolidated
		Co-Investment
	Wholly-Owned	Venture	Unsecured	Unsecured
	Secured	Secured	Senior Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2008	$114,813	$72,915	$175,000	$—	$113,723	$476,451
2009	126,110	111,396	100,000	—	325,873	663,379
2010	65,905	104,361	250,000	632,240	941	1,053,447
2011	115	188,886	75,000	328,239	1,014	593,254
2012	4,383	459,366	—	—	61,093	524,842
2013	4,116	48,644	175,000	—	65,920	293,680
2014	4,255	4,102	—	—	616	8,973
2015	4,397	18,806	112,491	—	664	136,358
2016	4,545	54,795	—	—	—	59,340
2017	37,548	1,973	—	—	—	39,521
Thereafter	—	17,118	125,000	—	—	142,118

Sub Total	366,187	1,082,362	1,012,491	960,479	569,844	3,991,363
Unamortized net premiums (discounts)	923	2,944	(9,056)	—	—	(5,189)

Total consolidated debt	$367,110	$1,085,306	$1,003,435	$960,479	$569,844	$3,986,174

6.	Minority Interests

Minority interests in the Company represent the limited partnership interests in the Operating Partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by certain third parties in several real estate co-investment ventures, aggregating approximately 35.1 million square feet, which are consolidated for financial reporting purposes. Such investments are consolidated because the Company exercises significant rights over major operating decisions such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. These co-investment venture investments do not meet the variable interest entity criteria under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.

The Company holds interests in both consolidated and unconsolidated co-investment ventures. The Company determines consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46) or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and SOP 78-9, Accounting for Investments in Real Estate Ventures. For co-investment ventures that are variable interest entities as defined under FIN 46 where the Company is not the primary beneficiary, it does not consolidate the co-investment venture for financial reporting purposes. Based on the

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance set forth in EITF 04-5, the Company consolidates certain co-investment venture investments because it exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. The Company is the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of our consolidated co-investment joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. The Company consolidates certain other joint ventures where it is not the general partner (or equivalent of a general partner in entities not structured as partnerships) because the Company has control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or substantive participating rights. For co-investment ventures under EITF 04-5 where the Company does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Company uses the equity method of accounting and does not consolidate the co-investment venture for financial reporting purposes. In such unconsolidated co-investment ventures, either the Company is not the general partner (or general partner equivalent) and does not hold sufficient capital or any rights that would require consolidation or, alternatively, the Company is the general partner (or the general partner equivalent) and the other partners (or equivalent) hold substantive participating rights that override the presumption of control.

The Company’s consolidated co-investment ventures’ total investment and property debt at March 31, 2008 and December 31, 2007 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
Co-investment		Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Venture	Co-investment Venture Partner	Percentage	2008	2007	2008	2007	2008	2007

AMB/Erie, L.P.(1)	Erie Insurance Company and affiliates	50%	$—	$53,745	$—	$20,026	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	705,196	694,490	318,506	319,956	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(3)	50%	456,579	454,794	345,457	346,638	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	531,011	529,148	236,976	238,284	60,000	60,000
AMB-AMS, L.P.(2)	PMT, SPW and TNO(5)	39%	156,510	156,468	82,674	83,151	—	—
Other Industrial Operating Ventures		93%	259,322	209,554	28,376	28,570	—	—
Other Industrial Development Ventures		80%	354,658	410,847	73,317	82,403	—	—

			$2,463,276	$2,509,046	$1,085,306	$1,119,028	$125,000	$125,000

(1)	During the three months ended March 31, 2008, the Operating Partnership and Erie Insurance Company and its affiliates sold their interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P. for a gain of $20.0 million.

(2)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of March 31, 2008.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the minority interests as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2008	2007	Date

Co-investment venture partners	$512,573	$517,572	N/A
Limited partners in the Operating Partnership	68,435	70,034	N/A
Held through AMB Property II, L.P.:
Class B Limited Partners	31,699	32,244	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total minority interests	$690,268	$697,411

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations, for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Co-investment venture partners	$18,944	$7,192
Co-investment venture partners’ share of development profits	4,741	595
Common limited partners in the Operating Partnership	669	223
Series J preferred units (liquidation preference of $40,000)	—	795
Series K preferred units (liquidation preference of $40,000)	—	795
Held through AMB Property II, L.P.:
Class B common limited partnership units	310	133
Series D preferred units (liquidation preference of $79,767)	1,432	1,599
Series I preferred units (liquidation preference of $25,500)	—	510
Total minority interests’ share of net income	$26,096	$11,842

The Company has consolidated co-investment ventures that have finite lives under the terms of the partnership agreements. As of March 31, 2008 and December 31, 2007, the aggregate book value of the co-investment venture minority interests in the accompanying consolidated balance sheets was approximately $512.6 million and $517.6 million, respectively. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its co-investment venture partners upon dissolution, as required under the terms of the respective co-investment venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated co-investment ventures will affect the Company’s estimate of the aggregate settlement value. The co-investment venture agreements do not limit the amount to which the minority co-investment venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective co-investment ventures.

On April 17, 2007, AMB Property II, L.P. repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units from a single institutional investor for an aggregate

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Investments in Unconsolidated Co-investment Ventures

The Company’s unconsolidated co-investment ventures’ net equity investments at March 31, 2008 and December 31, 2007 (dollars in thousands) were:

				Company’s
	Square	March 31,	December 31,	Ownership
Unconsolidated Co-investment Ventures	Feet	2008	2007	Percentage

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	24,085,275	$133,535	$135,710	17%
AMB Europe Fund I, FCP-FIS(2)	8,490,854	63,126	49,893	21%
AMB Japan Fund I, L.P.(3)	5,392,336	57,998	54,733	20%
AMB-SGP Mexico, LLC(4)	4,903,596	12,740	12,557	20%
AMB DFS Fund I, LLC(5)	1,327,934	20,649	22,004	15%
Other Industrial Operating Ventures	7,418,749	47,882	48,555	55%
G. Accion, S.A. de C.V. (G.Accion)(6)	n/a	30,455	32,742	39%

Total Unconsolidated Co-investment Ventures	51,618,744	$366,385	$356,194

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at year-end exchange rates for

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2008 and 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at year-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2008 and 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	The Company has an approximate 39% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail and residential properties in Mexico.

The following table presents summarized income statement information for the Company’s unconsolidated co-investment ventures for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months				For the Three Months
	Ended March 31, 2008				Ended March 31, 2007
			Income				Income
			(loss)				(loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Co-investment Ventures:	Revenues	Expenses	Operations	(loss)	Revenues	Expenses	Operations	(loss)

AMB Institutional Alliance Fund III, L.P.(1)	$44,082	$(11,653)	$3,653	$3,653	$29,480	$(7,708)	$2,912	$2,927
AMB Japan Fund I, L.P.(2)	17,706	(3,383)	2,121	2,121	10,947	(2,345)	1,063	1,063
AMB Europe Fund I, FCP-FIS(3)	21,862	(4,006)	(922)	(922)	—	—	—	—
AMB-SGP Mexico, LLC(4)	7,209	(1,325)	(1,336)	(1,336)	4,307	(699)	(2,119)	(2,119)
AMB DFS Fund I, LLC(5)	34,324	(27,502)	6,822	6,822	—	(39)	(39)	(39)

Total Co-investment Operating Ventures	125,183	(47,869)	10,338	10,338	44,734	(10,791)	1,817	1,832
Other Industrial Operating Ventures	9,533	(2,006)	3,440	3,440	9,478	(1,995)	3,254	3,247

Total	$134,716	$(49,875)	$13,778	$13,778	$54,212	$(12,786)	$5,071	$5,079

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(2)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at year-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2008 and 2007.

(3)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at year-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the three months ended March 31, 2008 and 2007.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

On December 30, 2004, the Company formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Company retained an approximate 20% interest. During the three months ended March 31, 2008, the Company made no contributions to this co-investment venture. During the three months ended March 31, 2007, the Company contributed one approximately 0.1 million square foot operating property for $4.6 million to this co-investment venture. In addition, the Company recognized development profits from the contribution to this co-investment venture of one completed development project aggregating approximately 0.2 million square feet with a contribution value of $14.2 million.

On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $496.5 million in U.S. dollars, using the exchange rate at March 31, 2008) for an approximate 80% equity interest. During the three months ended March 31, 2008 and 2007, the Company made no contributions to this co-investment venture.

On October 17, 2006, the Company formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which the Company retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Company identifies as its target markets. GE and the Company have committed $425.0 million and $75.0 million of equity, respectively. During the three months ended March 31, 2008 and 2007 the Company contributed $1.5 million and approximately 82 acres of land with a contribution value of approximately $30.3 million to this co-investment venture, respectively.

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During the three months ended March 31, 2008, the Company contributed to this co-investment venture one approximately 0.8 million square foot operating property and two completed development projects, aggregating approximately 1.0 million square feet, for approximately $153.0 million. During the three months ended March 31, 2007, the Company contributed to this co- investment venture one completed development project, aggregating approximately 0.3 million square feet for approximately $41.8 million.

On June 12, 2007, the Company formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the Company retained an approximate 20% interest. The institutional investors have committed approximately 263.0 million Euros (approximately $415.2 million in U.S. dollars, using the exchange rate at March 31, 2008) for an approximate 80% equity interest. During the three months March 31, 2008, the Company contributed to this co-investment venture one development project, aggregating approximately 0.1 million square feet, for approximately $25.9 million (using the exchange rate on the date of contribution).

During the three months ended March 31, 2008, the Company recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2008, the Company recognized development profits of approximately $16.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.1 million square feet, to AMB Europe Fund I, FCP-FIS, and AMB Institutional Alliance Fund III, L.P.

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

As of March 31, 2008, the Company also had an approximate 39.0% unconsolidated equity interest in G.Accion. In addition, as of March 31, 2008, a subsidiary of the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (“IAT”), a Canadian income trust specializing in aviation-related real estate at Canada’s international airports. This equity investment of approximately $2.0 million and $2.1 million is included in other assets on the consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

8.	Stockholders’ Equity

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended March 31, 2008, the Operating Partnership redeemed 16,440 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of March 31, 2008: 1,595,337 shares of series D cumulative redeemable preferred, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the dividends or distributions paid or payable per share or unit:

		For the Three Months Ended
		March 31,
Paying Entity	Security	2008	2007

AMB Property Corporation	Common stock	$0.520	$0.500
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	$0.428
Operating Partnership	Common limited partnership units	$0.520	$0.500
Operating Partnership	Series J preferred units	n/a	$0.994
Operating Partnership	Series K preferred units	n/a	$0.994
AMB Property II, L.P.	Class B common limited partnership units	$0.520	$0.500
AMB Property II, L.P.	Series D preferred units	$0.898	$0.943
AMB Property II, L.P.	Series I preferred units	n/a	$1.000

In December 2007, the Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the three months ended March 31, 2008, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. The Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

As of March 31, 2008, the Company’s stock incentive plans have approximately 8.3 million shares of common stock still available for issuance as either stock options or restricted stock grants. The fair value of each option grant was generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants during the three months ended March 31, 2008:

For the Three Months Ended March 31, 2008
	Expected	Risk-free	Expected	Fair
Dividend Yield	Volatility	Interest Rate	Life (Years)	Value

3.9% - 4.1%	25.5% - 28.7%	2.7% - 2.9%	4.75 - 5.00	$8.45 - $9.04

As of March 31, 2008, approximately 6,515,472 options and 895,446 non-vested stock awards were outstanding under the plans. There were 680,681 stock options granted, 13,276 options exercised, and 7,710 options forfeited during the three months ended March 31, 2008. There were 453,056 restricted stock awards made during the three months ended March 31, 2008, 208,020 non-vested stock awards that vested and 2,428 non-vested stock awards that were forfeited during the three months ended March 31, 2008.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Per Share

The Company’s only dilutive securities outstanding for the three months ended March 31, 2008 and 2007 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2008	2007

Numerator
Income from continuing operations	$41,490	$22,812
Preferred stock dividends	(3,952)	(3,952)

Income from continuing operations (after preferred stock dividends)	37,538	18,860
Total discontinued operations	1,442	2,870

Net income available to common stockholders	$38,980	$21,730

Denominator
Basic	97,750,901	92,265,002
Stock options and restricted stock dilution(1)	2,038,352	2,833,709

Diluted weighted average common shares	99,789,253	95,098,711

Basic income per common share
Income from continuing operations (after preferred stock dividends)	$0.39	$0.21
Discontinued operations	0.01	0.03

Net income available to common stockholders	$0.40	$0.24

Diluted income per common share
Income from continuing operations (after preferred stock dividends)	$0.38	$0.20
Discontinued operations	0.01	0.03

Net income available to common stockholders	$0.39	$0.23

(1)	Excludes anti-dilutive stock options of 1,524,258 and 302,938, for the three months ended March 31, 2008 and 2007, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

10.	Segment Information

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Company has an ownership interest and for which the Company acts as manager, or that are sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Company’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and co-investment ventures, the Company typically earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 1.5% of 80% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management fees of 75 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates performance based upon private capital income.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
Segments(1)	2008	2007	2008	2007	2008	2007

U.S. Markets
Southern California	$27,472	$26,418	$21,784	$20,789	$600	$9,004
No. New Jersey / New York	18,884	17,989	13,398	12,143	—	—
San Francisco Bay Area	21,658	21,465	16,126	16,959	—	—
Chicago	15,169	13,514	9,715	9,208	2,894	2,668
On-Tarmac	13,155	13,460	7,381	7,276	—	—
South Florida	10,239	10,716	7,118	7,236	825	263
Seattle	10,121	9,323	8,158	7,194	7,236	—
Non — U.S. Markets
Europe	1,105	12,432	875	10,333	6,084	—
Japan	5,016	4	3,850	(32)	181	—
Other Markets	40,989	33,983	29,064	23,882	—	257

Total markets	163,808	159,304	117,469	114,988	17,820	12,192
Straight-line rents and amortization of lease intangibles	3,332	2,715	3,332	2,715	—	—
Discontinued operations	(577)	(3,439)	(409)	(2,809)	—	—
Private capital
Private capital income	9,923	5,925	—	—	—	—

Total	$176,486	$164,505	$120,392	$114,894	$17,820	$12,192

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, Southwest and West Central in the Americas. Japan is a subset of our Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Property NOI	$120,392	$114,894
Private capital revenues	9,923	5,925
Depreciation and amortization	(41,669)	(40,454)
General and administrative	(35,153)	(29,854)
Fund costs	(222)	(241)
Impairment losses	—	(257)
Other expenses	92	(912)
Development profits, net of taxes	17,820	12,192
Gains from dispositions of real estate interests	19,967	136
Equity in earnings of unconsolidated co-investment ventures	2,928	2,113
Other income	4,436	5,507
Interest, including amortization	(30,928)	(34,395)
Total minority interests’ share of income	(26,096)	(11,842)
Total discontinued operations	1,442	2,870

Net income	$42,932	$25,682

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	March 31,	December 31,
	2008	2007

U.S. Markets
Southern California	$935,778	$925,771
No. New Jersey / New York	614,456	637,356
San Francisco Bay Area	779,102	777,964
Chicago	431,335	453,086
On-Tarmac	193,026	201,235
South Florida	383,885	384,110
Seattle	343,326	383,893
Non — U.S. Markets
Europe	280,806	254,740
Japan	872,977	717,586
Other Markets	2,119,274	1,891,077

Total markets	6,953,965	6,626,818
Investments in unconsolidated co-investment ventures	366,385	356,194
Non-segment assets	368,904	279,391

Total assets	$7,689,254	$7,262,403

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of one to 55 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of March 31, 2008, the Company had provided approximately $35.6 million in letters of credit, of which $28.6 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of March 31, 2008, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $464.7 million as described below.

As of March 31, 2008, the Company had outstanding guarantees in the amount of $87.3 million in connection with certain acquisitions. As of March 31, 2008, the Company also guaranteed $36.7 million and $120.6 million on outstanding loans on five of its consolidated co-investment ventures and two of its unconsolidated co-investment ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements are $220.1 million as of March 31, 2008.

Performance and Surety Bonds.  As of March 31, 2008, the Company had outstanding performance and surety bonds in an aggregate amount of $23.4 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

On May 1, 2008, AMB Property, L.P., of which we are the sole general partner, sold $325.0 million aggregate principal amount of its fixed rate senior unsecured notes under the Series C medium-term note program that it commenced on August 10, 2006. This issuance exhausts the medium-term note program. The notes mature on June 1, 2013 and bear interest at a rate of 6.3% per annum. The Company has guaranteed the $325.0 million aggregate principal amount and interest on the notes.

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

Our success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We assume no obligation to update or supplement forward-looking statements.

Unless the context otherwise requires, the terms “AMB,” the “Company,” “we,” “us” and “our” refer to AMB Property Corporation, AMB Property, L.P. and their other controlled subsidiaries, and the references to AMB Property Corporation include AMB Property, L.P. and their controlled subsidiaries. We refer to AMB Property, L.P. as the “operating partnership.” The following marks are our registered trademarks: AMB®; and High Throughput Distribution® (HTD®).

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

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We also generate earnings from our private capital business, which consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from our co-investment ventures. Additionally, we generate earnings from the disposition of projects in our development-for-sale and value-added conversion programs, from the contributions of development properties to our co-investment ventures and from land sales. Our long-term growth is driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	continue to develop properties profitably and sell to third parties or contribute to our co-investment ventures; and

•	continue to grow our earnings from our private capital business through the contribution of properties or from the acquisition of new properties.

Real Estate Operations

Real estate fundamentals in the United States remained relatively stable with some decline in demand, whereas the industrial markets in Europe and Asia remained relatively solid during the quarter, driven by the increases in trade flows through ports in Europe and Asia. As a result of less demand, industrial markets in the United States are experiencing some softening. According to data provided by Torto Wheaton Research, availability was 9.8% for the quarter ended March 31, 2008, up 40 basis points from the prior quarter and from the first quarter of 2007. Demand was down from the prior quarter. According to Torto Wheaton Research, absorption was negative 11.1 million square feet in the first quarter of 2008, whereas construction completions were 39.4 million square feet, down from 49.4 million square feet in the prior quarter. While absorption in the first quarter of 2008 was negative for the first time since the second quarter of 2003, construction completions in the first quarter of 2008 were down 20.1% from the previous quarter. We believe that net absorption for the second quarter of 2008 will be slightly below the first quarter 2008 level with a pick up expected in the second half of 2008. With a similar moderation in deliveries, we believe that year-end vacancy should approximate that of the first quarter of 2008.

We think the strongest industrial markets in the United States are the major coastal markets tied to global trade, including Southern California — which is our largest market — Seattle, the San Francisco Bay Area and South Florida. While demand has moderated somewhat across the U.S., due primarily to the slower growth rate in import volumes and the uncertainty in the economy, we believe our coastal markets will outperform other U.S. industrial markets. These markets have some of the highest occupancy rates in the country and we, therefore, expect to see some further rate growth in 2008, even as the national economic picture plays out. Outside the U.S., we believe Toronto remains one of our strongest markets with steady demand and high occupancy levels. We believe customer demand for distribution facilities in our Europe and Asia seaport markets remains relatively strong.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties as of and for the three months ended March 31, 2008 and 2007:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

As of and for the three months ended March 31, 2008:
Rentable square feet	104,696,746	8,736,410	8,291,384	121,724,540
Occupancy percentage at period end(3)	94.6%	97.1%	95.8%	94.8%
Same space square footage leased	17,725,008	913,456	464,812	19,103,276
Trailing four quarter rent change on renewals and rollovers(2)(3)	5.0%	(5.9)%	3.6%	4.2%
As of and for the three months ended March 31, 2007:
Rentable square feet	94,678,038	4,231,348	4,265,824	103,175,210
Occupancy percentage at period end(3)	95.1%	99.2%	94.1%	95.2%
Same space square footage leased	16,795,035	42,334	192,391	17,029,760
Trailing four quarter rent change on renewals and rollovers(2)(3)	3.6%	(0.1)%	1.0%	3.6%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

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

(3)	On a consolidated basis for the Americas, Europe and Asia, occupancy percentage at period end for 2008 was 95.4%, 100.0% and 99.9%, and trailing four quarter rent change on renewals and rollovers at period end for 2008 was 4.5%, 0.0% and 49.4%, respectively. On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2007 was 95.9%, 99.2% and 100.0%, and trailing four quarter rent change on renewals and rollovers at period end for 2007 was 3.8%, (0.1)% and 0.0%, respectively.

We believe that the relatively high occupancy levels in our portfolio, driven in part by relatively solid fundamentals in our markets tied to global trade, are contributing to rental rate growth in our portfolio. Our operating portfolio’s average occupancy rate in the first quarter of 2008 was 94.9%, on an owned and managed basis, a decrease of 70 basis points from the prior quarter and unchanged from the same quarter in 2007. Rental rates on lease renewals and rollovers in our portfolio increased 4.6% in the first quarter of 2008, which we think reflect the generally strong real estate fundamentals in our markets. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, grew by 7.3% on an owned and managed basis. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income. We believe that market rents have generally recovered from their lows and, in many of our markets, are back to or above their prior peak levels of 2001.

Development Business

Our development business consists of conventional development, build-to-suit development, redevelopment, land sales, and value-added conversions. We generate earnings from our development business through the disposition or contribution of projects from these activities. We expect our development business to be a significant driver of our earnings growth as we expand the pipeline across each category.

We believe that customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Europe and Asia. To capitalize on this demand, we intend to continue to expand our development business in many of our global markets and expand into new markets around the world that are essential to global trade. Sixty-eight percent of our 2008 development starts are outside the U.S. Given the uncertain economy in the U.S., we expect to reduce 2008 speculative development starts in the U.S. moderately. We also will continue to redevelop existing industrial buildings opportunistically by investing significant amounts of capital to enhance the functionality of the properties to meet current industrial market demands. In addition to our committed development pipeline, we hold a total of 2,640 acres of land for future development or sale, approximately 90% of which is located in the Americas. We currently estimate that these 2,640 acres of land could support approximately 46.0 million square feet of future development.

We believe that our historical investment focus on industrial real estate in some of the world’s most strategic infill markets positions us to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, we expect to sell to third parties these value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. Value-added conversions involve the repurposing of industrial properties to a higher and better use, including office, residential, retail, research & development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of the value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and as such, little to no residual value is ascribed to the industrial building.

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets based on owned and managed annualized base rent. As of March 31, 2008, our non-U.S. operating properties comprised 26.7% of our owned and managed operating portfolio and 7.9% of our consolidated operating portfolio based on annualized base rent. In addition to the United States, we include Canada and Mexico as target countries in the Americas. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China,

India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including Brazil and countries in Central/Eastern Europe.

To maintain our qualification as a real estate investment trust, we must pay dividends to our stockholders aggregating annually at least 90% of our taxable income. As a result, we cannot rely on retained earnings to fund our on-going operations to the same extent that other corporations that are not real estate investment trusts can. We may need to continue to raise capital in both the debt and equity markets to fund our working capital needs, acquisitions and developments. See “Liquidity and Capital Resources” for a complete discussion of the sources of our capital.

Private Capital Business

In June 2007, we announced the formation of AMB Europe Fund I, FCP-FIS, our eleventh co-investment fund since our initial public offering in 1997. This Euro-denominated, open-end commingled fund is our ninth active fund. The fund’s investment strategy focuses on acquiring stabilized industrial distribution properties, including those developed by us, near high-volume airports, seaports and transportation networks, and in the major metropolitan areas of Europe, with initial target markets in Belgium, France, Germany, Italy, the Netherlands, Spain, the United Kingdom and Central/Eastern Europe. The gross asset value of AMB Europe Fund I, FCP-FIS was approximately $1.3 billion at March 31, 2008.

Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment ventures, we may also hold acquired and newly developed properties for contribution to future funds.

As of March 31, 2008, we owned approximately 86.7 million square feet of our properties (57.7% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

Summary of Key Transactions

During the three months ended March 31, 2008, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, seven properties in the Americas, Asia and Europe aggregating approximately 2.0 million square feet for $244.9 million, including four properties aggregating approximately 0.9 million square feet for $161.4 million through unconsolidated co-investment ventures and three properties aggregating approximately 0.9 million square feet for $83.5 million acquired directly by us;

•	Committed to four new development projects in the Americas totaling 1.1 million square feet with an estimated total investment of approximately $85.2 million;

•	Acquired 145 acres of land for development in the Americas, Europe and Asia for approximately $50.1 million;

•	Sold two development projects totaling approximately 0.1 million square feet, including one project that is held in an unconsolidated co-investment venture, for an aggregate sale price of $43.1 million; and

•	Contributed three completed development projects, aggregating approximately 1.1 million square feet to AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, both unconsolidated co-investment ventures.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended March 31, 2008, we completed the following significant capital markets and other financing transactions:

•	Obtained a $325 million unsecured term loan facility, which had a balance of $325 million outstanding as of March 31, 2008, with a weighted average interest rate of 3.5%;

•	Obtained a $100 million unsecured money market loan, which had a balance of $100 million outstanding as of March 31, 2008, with a weighted average interest rate of 3.6%; and

•	Repurchased approximately 1.8 million shares of our common stock for an aggregate price of $87.7 million, at a weighted average price of $49.64 per share.

See Part I, Item 1: Notes 5, 6 and 8 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our capital markets transactions.

Critical Accounting Policies

In the preparation of financial statements, we utilize certain critical accounting policies. There have been no material changes in our significant accounting policies included in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

THE COMPANY

We acquire, develop and operate industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term.

We commenced operations as a fully-integrated real estate company effective with the completion of our initial public offering on November 26, 1997. Our strategy focuses on providing industrial distribution warehouse space to customers who value the efficient movement of goods through the global supply chain, primarily in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. As of March 31, 2008, we owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 150.2 million square feet (14.0 million square meters) in 45 markets within 14 countries. Additionally, as of March 31, 2008, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

Of approximately 150.2 million square feet as of March 31, 2008:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated co-investment ventures, we owned or partially owned approximately 121.7 million square feet (principally warehouse distribution buildings) that were 94.8% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated co-investment ventures, we had investments in 55 development projects, which are expected to total approximately 18.2 million square feet upon completion;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated co-investment ventures, we owned 10 development projects, totaling approximately 2.8 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated co-investment ventures, we had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	we held approximately 0.1 million square feet through a ground lease, which is the location of our global headquarters.

We operate our business primarily through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of March 31, 2008, we owned an approximate 96.1% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

Our strategy is to be a leading provider of industrial properties in supply-constrained submarkets of our target markets. These infill submarkets are generally characterized by large population densities and typically offer substantial consumer concentrations, proximity to large clusters of distribution-facility users and significant labor pools, and are generally located near key international passenger and cargo airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, the substantial majority of our portfolio of industrial properties is located in our target markets, and much of this is in in fill submarkets within our target markets. In fill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chicago, Dallas, Delhi, Frankfurt, Los Angeles, Menlo Park, Nagoya, Narita, New Jersey, New York, Osaka, Paris, Seoul, Shanghai, Shenzhen, Singapore, Tokyo and Vancouver. As of March 31, 2008, we employed 559 individuals: 196 in our San Francisco headquarters, 62 in our Boston office, 51 in our Tokyo office, 51 in our Amsterdam office and the remainder in our other offices. Our website address is http://www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov.  Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the SEC.

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

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended March 31, 2008, rent on renewed and re-leased space in our operating portfolio increased 4.6%, on an owned and managed basis. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended March 31, 2008, cash-basis same store net operating income, including lease termination fees, increased by 7.3%, on an owned and managed basis, and 7.3% excluding lease termination fees. We believe it is important to view real estate as a long-term investment, however, our past results are not necessarily an indication of our future performance. See “Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income and Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

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

The multidisciplinary backgrounds of our employees should provide us with the skills and experience to capitalize on strategic renovation, expansion and development opportunities. Many of our employees have specific experience in real estate development, both with us and with local, national or international development firms. Over the past several years, we have significantly expanded our development staff. We pursue development projects directly and in co-investment ventures, providing us with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites.

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

Growth through Global Expansion

Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in markets outside the United States based on annualized base rent. As of March 31, 2008, operating properties in our markets outside the United States comprised 26.7% of our owned and managed operating portfolio and 7.9% of our consolidated operating portfolio based on annualized base rent. In addition to the United States, we include Canada and Mexico as target countries in the Americas. In Europe, our target countries currently are Belgium, France, Germany, Italy, the Netherlands, Spain and the United Kingdom. In Asia, our target countries currently are China, India, Japan, Singapore and South Korea. We expect to add additional target countries outside the United States in the future, including Brazil and countries in Central/Eastern Europe.

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

Growth through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or co-investment ventures. Our co-investment ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Generally, we will own a 15-50% interest in our co-investment ventures. We expect our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment ventures. As of March 31, 2008, we owned approximately 86.7 million square feet of our properties (57.7% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures.

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

As of March 31, 2008, same store industrial pool consisted of properties aggregating approximately 75.4 million square feet. The properties acquired during the three months ended March 31, 2008, consisted of three properties, aggregating approximately 0.9 million square feet. During the three months ended March 31, 2007, our acquisitions consisted of one property, aggregating approximately 0.2 million square feet. During the three months ended March 31, 2008, property divestitures and contributions consisted of five properties, aggregating approximately 1.3 million square feet. During the three months ended March 31, 2007, property divestitures and contributions consisted of three properties, aggregating approximately 0.6 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months Ended March 31, 2008 and 2007 (dollars in millions):

	For the Three
	Months Ended
	March 31,
Revenues	2008	2007	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$151.4	$138.8	$12.6	9.1%
2007 acquisitions	0.5	—	0.5	100.0%
Development	0.9	2.3	(1.4)	(60.9)%
Other industrial	2.7	0.5	2.2	440.0%
Non U.S. industrial	11.1	17.0	(5.9)	(34.7)%

Total rental revenues	166.6	158.6	8.0	5.0%
Private capital revenues	9.9	5.9	4.0	67.8%

Total revenues	$176.5	$164.5	$12.0	7.3%

U.S. industrial same store rental revenues increased $12.6 million from the prior year for the three-month period due primarily to higher rent levels as average occupancy was unchanged from the same quarter in 2007. U.S. industrial 2007 acquisition rental revenues increased $0.5 million from the prior year for the three-month period as the properties acquired during the three months ended March 31, 2007, consisted of one property, aggregating approximately 0.2 million square feet, while the properties acquired during the full year 2007, representing rental revenues for the three months ended March 31, 2008, consisted of seven properties, aggregating approximately 0.7 million square feet. The decrease in rental revenues from development was primarily due to increased development contribution activity with the contribution of two projects totaling approximately 1.0 million square feet into AMB Institutional Alliance Fund III, L.P. and one 0.1 million square foot project into AMB Europe Fund I, FCP-FIS, as well as decreased development completions in the first quarter of 2008 as compared to the first quarter of 2007. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The decrease in revenues from non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS during the second quarter of 2007. The increase in private capital revenues of $4.0 million was primarily due to an increase in acquisition fees and asset management fees as a result of an increase in total assets under management and the receipt of an incentive distribution of $1.0 million in connection with the sale of the partnership interests in AMB/Erie, L.P., including the final real estate asset to AMB Institutional Alliance Fund III, L.P.

	For the Three
	Months Ended
	March 31,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$25.3	$25.0	$0.3	1.2%
Real estate taxes	20.8	18.6	2.2	11.8%

Total property operating costs	$46.1	$43.6	$2.5	5.7%

Property operating costs
U.S. industrial:
Same store	$39.9	$38.6	$1.3	3.4%
2007 acquisitions	0.1	—	0.1	100.0%
Development	1.2	0.9	0.3	33.3%
Other industrial	0.9	—	0.9	100.0%
Non-U.S. industrial	4.0	4.1	(0.1)	(2.4)%

Total property operating costs	46.1	43.6	2.5	5.7%
Depreciation and amortization	41.7	40.4	1.3	3.2%
General and administrative	35.2	30.0	5.2	17.3%
Fund costs	0.2	0.2	—	—%
Impairment losses	—	0.3	(0.3)	(100.0)%
Other expenses	(0.1)	0.9	(1.0)	(111.1)%

Total costs and expenses	$123.1	$115.4	$7.7	6.7%

Same store properties’ operating expenses increased $1.3 million from the prior year for the three-month period primarily due to increased real estate taxes and road and grounds expense, partially offset by decreases in insurance and rent expenses. U.S. industrial 2007 acquisition property operating costs increased $0.1 million from the prior year for the three-month period as the properties acquired during the three months ended March 31, 2007, consisted of one property, aggregating approximately 0.2 million square feet, while the properties acquired during the full year 2007, representing property operating costs for the three months ended March 31, 2008, consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in development operating costs is primarily due to increased operations in certain development projects that have been substantially completed. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The decrease in property operating costs for non-U.S. industrial properties was primarily due to the contribution of 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects into AMB Europe Fund I, FCP-FIS during the second quarter of 2007. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate year over year. Fund costs represent general and administrative costs paid to third parties associated with our co-investment ventures. The impairment loss during the quarter ended March 31, 2007 was taken on a non-core asset as a result of decreased leasing activities and changes in the economic environment. Other expenses include gains and losses on our non-qualified deferred compensation plan and certain deal costs. The decrease in other expenses is primarily due to a decrease in certain deal costs.

	For the Three
	Months Ended
	March 31,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$17.8	$12.2	$5.6	45.9%
Gains from dispositions of real estate interests, net	20.0	0.1	19.9	19,900.0%
Equity in earnings of unconsolidated co-investment ventures, net	2.9	2.1	0.8	38.1%
Other income	4.4	5.5	(1.1)	(20.0)%
Interest expense, including amortization	(30.9)	(34.4)	(3.5)	(10.2)%

Total other income and (expenses), net	$14.2	$(14.5)	$(28.7)	(197.9)%

Development profits represent gains from the sale or contribution of development projects including land. During the three months ended March 31, 2008, we sold one completed development project totaling 0.1 million square feet for approximately $8.7 million, resulting in an after-tax gain of $1.0 million. In addition, we contributed two completed development projects totaling 1.0 million square feet into AMB Alliance Fund III, L.P., and one completed development project totaling 0.1 million square feet into AMB Europe Fund I, FCP-FIS, both unconsolidated co-investment ventures, for a total of $112.7 million. As a result of these contributions, we recognized an aggregate after-tax gain of $16.8 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended March 31, 2007, we sold two development projects, totaling approximately 0.1 million square feet for $24.7 million, resulting in an after-tax gain of $3.3 million. During the three months ended March 31, 2007, we contributed two completed development projects totaling approximately 0.5 million square feet into AMB Alliance Fund III, L.P. and AMB-SGP Mexico, LLC, two unconsolidated co-investment ventures. In addition, two land parcels were contributed into AMB DFS Fund I, LLC, a co-investment partnership. As a result of these contributions, we recognized an aggregate after-tax gain of $8.9 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended March 31, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the three months ended March 31, 2007, we contributed an operating property for approximately $4.6 million, aggregating approximately 0.1 million square feet, into AMB-SGP Mexico, LLC. We recognized a gain of $0.1 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. The increase in equity in earnings of unconsolidated co-investment ventures of approximately $0.8 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to growth in our assets under management. Other income decreased approximately $1.1 million from the prior year for the three-month period due primarily to a loss of approximately $1.4 million on our non-qualified deferred compensation plan. The decrease in interest expense, including amortization, was due primarily to decreased borrowings on secured debt.

	For the Three
	Months Ended March 31,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$—	$2.8	$(2.8)	(100.0)%
Development gains and gains from dispositions of real estate, net of taxes and minority interests	1.4	0.1	1.3	1,300.0%

Total discontinued operations	$1.4	$2.9	$(1.5)	(51.7)%

During the three months ended March 31, 2008, we recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet for $3.5 million. In addition, during the three months ended March 31, 2008, we recognized approximately $0.3 million in gains resulting primarily from the additional value received from the disposition of properties in 2007. During the three months ended March 31, 2007, we did not divest any industrial buildings.

	For the Three Months Ended March 31,
Preferred Stock	2008	2007	$ Change	% Change

Preferred stock dividends	$(4.0)	$(4.0)	$—	—%

Total preferred stock	$(4.0)	$(4.0)	$—	—%

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

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to our co-investment ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	proceeds from equity (common and preferred) or debt securities offerings;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing; and

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries).

We currently expect that our principal funding requirements will include:

•	working capital;

•	development, expansion and renovation of properties;

•	acquisitions;

•	debt service; and

•	dividends and distributions on outstanding common and preferred stock and limited partnership units.

Cash Flows.  For the three months ended March 31, 2008, cash provided by operating activities was $62.4 million as compared to $56.0 million for the same period in 2007. This change is primarily due to changes in our assets and liabilities offset by gains from sales and contributions of real estate interests, net, and an increase in operating distributions received by unconsolidated co-investment ventures. Cash used in investing activities was $251.3 million for the three months ended March 31, 2008, as compared to cash used for investing activities of $162.2 million for the same period in 2007. This change is primarily due to an increase in cash used for property acquisitions and additions to interests in unconsolidated co-investment ventures offset by a decrease in additions to land and buildings. Cash provided by financing activities was $219.5 million for the three months ended March 31,

2008, as compared to cash provided by financing activities of $191.0 million for the same period in 2007. This change is due primarily to an increase in borrowings on other debt and credit facilities. This activity was partially offset by the repurchase and retirement of common stock.

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

Capital Resources

Development Completions.  Development completions are generally defined as properties that are substantially complete and 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions during the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Placed in Operations:
Number of projects	—	1
Square feet	—	179,400
Investment	$—	$10,657
Sold:
Number of projects	2	2
Square feet	115,664	145,803
Investment	$26,249	$20,678
Held for Sale or Contribution:
Number of projects	3	4
Square feet	669,940	551,221
Investment	$87,858	$36,464

Total:
Number of projects	5	7
Square feet	785,604	876,424
Investment	$114,107	$67,799

Development sales activity during the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Number of completed development projects	1	2
Square feet	40,359	145,803
Gross sales price	$8,777	$24,698
Development gains, net of taxes	$1,015	$3,303

Development contribution activity during the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	2	1
Square feet	1,003,377	298,000
Number of projects contributed to AMB-SGP Mexico, LLC	—	1
Square feet	—	217,514
Number of land parcels contributed to AMB DFS Fund I, LLC	—	2
Square feet	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	1	—
Square feet	110,701	—
Total number of contributed development assets	3	4
Total square feet	1,114,078	515,514
Development gains, net of taxes	$16,805	$8,889

Property Divestitures.  During the three months ended March 31, 2008, we recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building aggregating 0.1 million square feet, for an aggregate price of $3.5 million. In addition, during the three months ended March 31, 2008, we recognized approximately $0.3 million in gains resulting primarily from the additional value received from the disposition of properties in 2007. During the three months ended March 31, 2007, we did not divest of any industrial buildings.

Gains from Sale or Contribution of Real Estate Interests.  During the three months ended March 31, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the co-investment venture for cash. During the three months ended March 31, 2007, we contributed into AMB-SGP Mexico, LLC, an operating property, aggregating approximately 0.1 million square feet, for approximately $4.6 million. We recognized a gain of $0.1 million on the contribution, representing the portion of our interest in the contributed property acquired by a third-party investor for cash.

Properties Held for Contribution.  As of March 31, 2008, we held for contribution to co-investment ventures 24 properties with an aggregate net book value of $559.1 million which, when contributed, will reduce our average ownership interest in these projects from approximately 90% currently to an expected range of 15-20%.

Properties Held for Divestiture.  As of March 31, 2008, we held for divestiture six industrial projects with an aggregate net book value of $42.9 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as minority interests in the consolidated financial statements. As of March 31, 2008, we owned approximately 86.7 million square feet of our properties (57.7% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

The following table summarizes our significant consolidated co-investment ventures at March 31, 2008 (dollars in thousands):

		Approximate	Original
Consolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Partners II, L.P.(2)	City and County of San Francisco Employees’ Retirement System	20%	$580,000
AMB Institutional Alliance Fund II, L.P.(3)	AMB Institutional Alliance REIT II, Inc.	20%	$490,000
AMB-SGP, L.P.(4)	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.(5)	PMT, SPW and TNO(6)	39%	$228,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Partners II, L.P. is a co-investment partnership formed in 2001 with the City and County of San Francisco Employees’ Retirement System.

(3)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust.

(4)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

(6)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

During the quarter ended March 31, 2008, the partners of AMB/Erie, L.P., sold their interest in the partnership to AMB Institutional Alliance Fund III, L.P., including it final real estate asset.

The following table summarizes our significant unconsolidated co-investment ventures at March 31, 2008 (dollars in thousands):

		Approximate
Unconsolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P. (2)(3)	AMB Institutional Alliance REIT III, Inc.	17%	$2,515,000
AMB Europe Fund I, FCP-FIS (3)(4)	Institutional investors	21%	$1,383,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$2,489,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte Ltd	20%	$705,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$416,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(3)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end, and the investment capacity represents estimated capacity based on the funds’ current cash and leverage limitations as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at March 31, 2008.

(5)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at March 31, 2008.

(6)	AMB-SGP Mexico, LLC is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

As of March 31, 2008, we also had an approximate 39.0% unconsolidated equity interest in G.Accion, a Mexican real estate company. G.Accion provides management and development services for industrial, retail, residential and office properties in Mexico. In addition, as of March 31, 2008, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s international airports. These equity investments of approximately $2.0 million and $2.1 million, respectively, are included in other assets on the consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

Common and Preferred Equity.  We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of March 31, 2008: 1,595,337 shares of series D cumulative redeemable preferred, of which none are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

In December 2007, our board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of our common stock. During the three months ended March 31, 2008, we repurchased approximately 1.8 million shares of our common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. We have the authorization to repurchase up to an additional $112.3 million of our common stock under this program.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long term to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of March 31, 2008, our share of total debt-to-our share of total market capitalization ratio was 39.6%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per our co-investment venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

As of March 31, 2008, the aggregate principal amount of our secured debt was $1.4 billion, excluding unamortized debt premiums of $3.9 million. Of the $1.4 billion of secured debt, $1.1 billion is secured by properties in our co-investment ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 9.4% per annum (with a weighted average rate of 5.2%) and final maturity dates ranging from April 2008 to February 2024. As of March 31, 2008, $1.0 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3%, while the remaining $434.9 million bear interest at variable rates (with a weighted average interest rate of 2.7%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is one of our subsidiaries, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second is a $40.0 million note with an interest rate of 81 basis points above the one-month LIBOR rate. The third note has a principal of $84 million and a fixed interest rate of 5.90%. The fourth note has a principal of $21.0 million and bears interest at a rate of 135 basis points above the one-month LIBOR rate.

As of March 31, 2008, the operating partnership had outstanding an aggregate of $1.0 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.1% and had an average term of 4.0 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. During the first quarter of 2008, the operating partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of March 31, 2008, with a weighted average interest rate of 3.5%. During the first quarter of 2008, the operating partnership also obtained a $100.0 million unsecured money market loan, which had a balance of $100.0 million outstanding as of March 31, 2008, with a weighted average interest rate of 3.6%.

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

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which bore a weighted average interest rate of 4.7% at March 31, 2008. This facility matures on June 1, 2010. We are a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 42.5 basis points as of March 31, 2008, with an annual facility fee of 15 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2008, was $129.1 million and the remaining amount available was $392.3 million, net of outstanding letters of credit of $28.6 million.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at March 31, 2008, equaled approximately $551.7 million U.S. dollars and bore a weighted average interest rate of 1.2%. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 42.5 basis points as of March 31, 2008. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of March 31, 2008. As of March 31, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2008, was $503.2 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On July 16, 2007, certain of our wholly-owned subsidiaries and the operating partnership, each acting as a borrower, with us and the operating partnership as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. We, along with the operating partnership, guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011 and carries a one-year extension option, can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60 basis points as of March 31, 2008, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2008, the outstanding balance on this credit facility was approximately $328.2 million and bore a weighted average interest rate of 3.8%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On June 12, 2007, AMB Europe Fund I, FCP-FIS assumed, and we were released from all of our obligations and liabilities under a 328.0 million Euro facility agreement. On June 12, 2007, there were 267.0 million Euros (approximately $355.2 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

The tables below summarize our debt maturities and capitalization and reconcile our share of total debt to total consolidated debt as of March 31, 2008 (dollars in thousands):

	Our	Co-investment	Unsecured
	Secured	Venture	Senior	Credit	Other		Total
	Debt	Debt	Debt	Facilities(1)	Debt		Debt

2008	$114,813	$72,915	$175,000	$—	$113,723		$476,451
2009	126,110	111,396	100,000	—	325,873		663,379
2010	65,905	104,361	250,000	632,240	941		1,053,447
2011	115	188,886	75,000	328,239	1,014		593,254
2012	4,383	459,366	—	—	61,093	(4)	524,842
2013	4,116	48,644	175,000	—	65,920	(5)	293,680
2014	4,255	4,102	—	—	616		8,973
2015	4,397	18,806	112,491	—	664		136,358
2016	4,545	54,795	—	—	—		59,340
2017	37,548	1,973	—	—	—		39,521
Thereafter	—	17,118	125,000	—	—		142,118

Subtotal	$366,187	$1,082,362	$1,012,491	$960,479	$569,844		$3,991,363
Unamortized premiums/(discount)	923	2,944	(9,056)	—	—		(5,189)

Total consolidated debt	$367,110	$1,085,306	$1,003,435	$960,479	$569,844		$3,986,174
AMB’s share of unconsolidated co-investment venture debt(2)	—	613,162	—	—	31,190		644,352

Total debt(3)	$367,110	$1,698,468	$1,003,435	$960,479	$601,034		$4,630,526
Co-investment venture partners’ share of consolidated debt(3)	—	(697,666)	—	—	(100,000)		(797,666)

Our share of total debt(3)	$367,110	$1,000,802	$1,003,435	$960,479	$501,034		$3,832,860

Weighted average interest rate	3.5%	5.8%	6.1%	2.6%	4.0%		4.6%
Weighted average maturity (years)	2.3	4.0	4.0	2.5	2.0		3.2

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $503.2 million, $269.7 million, $129.1 million and $58.6 million in Yen, Canadian dollar, Euros, and Singapore dollar-based borrowings outstanding at March 31, 2008, respectively, translated to U.S. dollars using the foreign exchange rates in effect on March 31, 2008.

(2)	The weighted average interest and average maturity for the unconsolidated co-investment venture debt were 4.8% and 5.3 years, respectively.

(3)	Our share of total debt represents the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated or unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles our share of total debt to total consolidated debt, a GAAP financial measure.

(4)	Maturity includes $60.0 million balance outstanding on a $70.0 million non-recourse credit facility obtained by AMB Institutional Alliance Fund II, L.P.

(5)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

Market Equity as of March 31, 2008
	Shares/Units	Market	Market
Security	Outstanding	Price	Value

Common stock	97,898,805	$54.42	$5,327,653
Common limited partnership units(1)	3,976,167	54.42	216,383

Total	101,874,972		$5,544,036

Total options outstanding			6,515,472
Dilutive effect of stock options and restricted stock(2)			2,038,352

(1)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(2)	Computed using the treasury stock method and an average share price for AMB Property Corporation’s common stock of $51.26 for the quarter ended March 31, 2008.

Preferred Stock and Units as of March 31, 2008
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of March 31, 2008

Total debt-to-total market capitalization(1)	44.2%
Our share of total debt-to-our share of total market capitalization(1)	39.6%
Total debt plus preferred-to-total market capitalization (1)	47.1%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	42.8%
Our share of total debt-to-our share of total book capitalization(1)	57.2%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of March 31, 2008. Our definition of “preferred” is preferred equity liquidation preferences. “Our share of total book capitalization” is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Our share of total debt” is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of March 31, 2008, we had $256.6 million in cash and cash equivalents and $612.6 million of additional available borrowings under our credit facilities. As of March 31, 2008, we had $65.9 million in restricted cash.

Our board of directors declared a regular cash dividend for the quarter ended March 31, 2008 of $0.52 per share of common stock, and the operating partnership paid a regular cash distribution for the quarter ended March 31, 2008 of $0.52 per common unit. The dividends and distributions were paid on April 15, 2008 to stockholders and unitholders of record on April 4, 2008. The series L, M, O and P preferred stock dividends were paid on April 15, 2008 to stockholders of record on April 4, 2008. The following table sets forth the dividends and distributions paid or payable per share or unit for the three months ended March. 31, 2008 and 2007:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2008	2007

AMB Property Corporation	Common stock	$0.520	$0.500
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	$0.428
Operating Partnership	Common limited partnership units	$0.520	$0.500
Operating Partnership	Series J preferred units(1)	n/a	$0.994
Operating Partnership	Series K preferred units(1)	n/a	$0.994
AMB Property II, L.P.	Class B common limited partnership units	$0.520	$0.500
AMB Property II, L.P.	Series D preferred units	$0.898	$0.943
AMB Property II, L.P.	Series I preferred units(2)	n/a	$1.000

(1)	In April 2007, the operating partnership redeemed all of its series J and series K preferred units.

(2)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

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

Cash flows generated by our business were sufficient to cover our dividends and distributions for the three months ended March 31, 2008 and 2007. Cash flows from our real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in our Cash Flows from Operating Activities and cash flows from our real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in our Cash Flows from Investing Activities in our Consolidated Statements of Cash Flows, were sufficient to pay dividends on our common stock, distributions on the Company’s preferred stock and common and preferred limited partnership units of AMB Property, L.P. and AMB Property II, L.P. and distributions to minority interests for the three months ended March 31, 2008 and 2007. Cash Flows from Operating Activities alone were not sufficient to pay such dividends and distributions, as shown in the table below. We use proceeds from our businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of our real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities.

Summary of Dividends and Distributions Paid	2008	2007
	(Dollars in thousands)

Net cash provided by operating activities	$62,444	$55,960
Dividends paid to common and preferred stockholders	(53,389)	(44,831)
Distributions to minority interests, including preferred units	(32,914)	(63,162)

Excess (shortfall) of net cash provided by operating activities over dividends and distributions paid	$(23,859)	$(52,033)

Net proceeds from divestiture of real estate	$206,784	$114,107

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$182,925	$62,074

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

The Americas:
Number of new development projects	4	3
Square feet	1,121,777	583,168
Estimated total investment(1)	$85,208	$50,637
Asia:
Number of new development projects	—	2
Square feet	—	1,342,102
Estimated total investment(1)	$—	$140,107

Total:
Number of new development projects	4	5
Square feet	1,121,777	1,925,270
Estimated total investment(1)	$85,208	$190,744

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2008 or 2007, as applicable.

Land acquisitions during the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

The Americas:
Acres	110	422
Estimated build out potential (square feet)	1,901,132	6,728,837
Investment(1)	$36,228	$40,793
Europe:
Acres	30	—
Estimated build out potential (square feet)	491,136	—
Investment(1)	$4,311	—
Asia:
Acres	5	—
Estimated build out potential (square feet)	417,833	—
Investment(1)	$9,529	$—

Total:
Acres	145	422
Estimated build out potential (square feet)	2,810,101	6,728,837
Investment(1)	$50,068	$40,793

(1)	Includes acquisition and associated closing costs.

Acquisition activity during the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	3	6
Square feet	877,772	1,491,991
Expected investment	$93,388	$104,295
Number of properties acquired by AMB Europe Fund I, FCP-FIS	1	—
Square Feet	164,795	—
Expected investment	$68,023	$—
Number of properties acquired by AMB Japan Fund I, L.P.	—	1
Square feet	—	137,131
Expected investment	$—	$17,283
Number of properties acquired by AMB Property, L.P.	3	1
Square feet	944,218	162,171
Expected investment	$83,473	$20,179

Total number of properties acquired	7	8
Total square feet	1,986,785	1,791,293
Total acquisition cost	$239,844	$136,965
Total acquisition capital	5,040	4,792

Total expected investment	$244,884	$141,757

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  Through the operating partnership, we enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2008, we had investments in co-investment ventures with a gross book value of $1.8 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $288.0 million and a gross book value of $4.9 billion. As of March 31, 2008, we may make additional capital contributions to current and planned co-investment ventures of up to $139.0 million (using the exchange rates at March 31, 2008) pursuant to the terms of the co-investment venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, which invests through a private real estate investment partnership, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these funds. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

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

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of March 31, 2008, we had provided approximately $35.6 million in letters of credit, of which $28.6 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of March 31, 2008, we had outstanding guarantees and contribution obligations in the aggregate amount of $464.7 million as described below.

As of March 31, 2008, we had outstanding guarantees in the amount of $87.3 million in connection with certain acquisitions. As of March 31, 2008, we also guaranteed $36.7 million and $120.6 million on outstanding loans on five of our consolidated co-investment ventures and two of our unconsolidated co-investment ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated co-investment ventures. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements are $220.1 million as of March 31, 2008.

Performance and Surety Bonds.  As of March 31, 2008, we had outstanding performance and surety bonds in an aggregate amount of $23.4 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

The following table reflects the calculation of FFO reconciled from net income for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2008	2007

Net income available to common stockholders(1)	$38,980	$21,730
Gains from sale or contribution of real estate, net of minority interests	(21,368)	(172)
Depreciation and amortization:
Total depreciation and amortization	41,669	40,454
Discontinued operations’ depreciation	4	571
Non-real estate depreciation	(1,634)	(1,177)
Adjustments to derive FFO from consolidated co-investment ventures:
Co-investment venture partners’ minority interests (Net income)	18,944	7,192
Limited partnership unitholders’ minority interests (Net income)	979	356
Limited partnership unitholders’ minority interests (Development gains)	528	583
Discontinued operations’ minority interests (Net income)	390	78
FFO attributable to minority interests	(16,576)	(16,304)
Adjustments to derive FFO from unconsolidated co-investment ventures:
Our share of net income	(2,928)	(2,113)
Our share of FFO	8,862	5,675

Funds from operations	$67,850	$56,873

Basic FFO per common share and unit	$0.67	$0.59

Diluted FFO per common share and unit	$0.65	$0.57

Weighted average common shares and units:
Basic	101,728,152	96,943,042

Diluted	103,766,504	99,776,750

(1)	Includes gains from undepreciated land sales of $0.0 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same-store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues, including reimbursements, less property operating expenses, both of which are calculated in accordance with GAAP. Property operating expenses exclude depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI help the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Net income	$42,932	$25,682
Private capital revenues	(9,923)	(5,925)
Depreciation and amortization	41,669	40,454
General and administrative	35,153	29,854
Fund costs	222	241
Impairment losses	—	257
Other expenses	(92)	912
Total other income and expenses	(14,223)	14,447
Total minority interests’ share of income	26,096	11,842
Total discontinued operations	(1,442)	(2,870)

Net Operating Income (NOI)	120,392	114,894
Less non same store NOI	(14,463)	(13,246)
Less non-cash adjustments(1)	(473)	(1,849)

Cash basis same store NOI	$105,456	$99,799

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the three months ended March 31, 2008:

For the Three
Months Ended
Operating Portfolio	March 31, 2008

Square feet owned(2)(3)	121,724,540
Occupancy percentage(3)	94.8%
Average occupancy percentage	94.9%
Weighted average lease terms (years):
Original	6.2
Remaining	3.5
Trailing four quarter tenant retention	71.4%
Trailing four quarter rent change on renewals and rollovers:(4)
Percentage	4.2%
Same space square footage commencing (millions)	19.1
Trailing four quarter second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.28
Re-tenanted	$3.19
Weighted average	$2.01
Square footage commencing (millions)	22.7

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	In addition to owned square feet as of March 31, 2008, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of properties. As of March 31, 2008, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of March 31, 2008, we also had investments in 7.4 million square feet of operating properties through our investments in non-managed unconsolidated co-investment ventures and 0.1 million square feet, which is the location of our global headquarters.

(3)	On a consolidated basis, we had approximately 78.8 million rentable square feet with an occupancy rate of 95.6% at March 31, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the three months ended March 31, 2008:

For the Three
Months Ended
Same Store Pool(2)	March 31, 2008

Square feet in same store pool(3)	101,141,867
% of total square feet	83.1%
Occupancy percentage(3)	94.8%
Average occupancy percentage	95.0%
Weighted average lease terms (years):
Original	6.0
Remaining	3.2
Trailing four quarter tenant retention	71.4%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	4.1%
Same space square footage commencing (millions)	18.7
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	5.4%
Expenses(5)	(5.1)%
Net operating income(5)(6)	5.5%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	6.7%
Expenses(5)	(5.1)%
Net operating income(5)(6)	7.3%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months) after December 31, 2006.

(3)	On a consolidated basis, we had approximately 75.4 million square feet with an occupancy rate of 95.5% at March 31, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	As of March 31, 2008, on a consolidated basis, the percentage change was 4.2%, 2.3% and 5.0%, respectively, for revenues, expenses and NOI (including straight-line rents) and 4.8%, 2.3% and 5.8%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

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

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of March 31, 2008, we had two outstanding interest rate swaps with a notional amount of $799.4 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $5.2 million as of March 31, 2008 (dollars in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt(1)	$325,589	$512,709	$419,832	$248,483	$449,569	$576,675	$2,532,857
Average interest rate	5.9%	4.0%	6.5%	6.7%	5.9%	6.2%	5.8%
Variable rate debt(2)	$150,862	$150,670	$633,615	$344,771	$75,273	$103,315	$1,458,506
Average interest rate	2.3%	2.3%	2.6%	2.7%	3.7%	3.7%	2.7%
Interest Payments	$22,595	$24,035	$43,812	$25,878	$29,286	$39,606	$185,212

(1)	Represents 63.4% of all outstanding debt at March 31, 2008.

(2)	Represents 36.6% of all outstanding debt at March 31, 2008.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the variable rate debt would be $3.9 million (net of the swap) annually. As of March 31, 2008, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $4.0 billion and $4.1 billion, respectively, based on our estimate of current market interest rates.

As of March 31, 2008 and 2007, variable rate debt comprised 36.6% and 25.6%, respectively, of all our outstanding debt. Variable rate debt was $1.5 billion and $836.3 million, respectively, as of March 31, 2008 and 2007. The increase is primarily due to higher outstanding balances on our credit facilities. This increase in our outstanding variable rate debt increases our risk associated with unfavorable interest rate fluctuations.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at March 31, 2008 were two interest rate swaps hedging cash flows of variable rate borrowings based on U.S. Libor (USD), one treasury rate lock and two currency forward contracts hedging intercompany loans.

The following table summarizes our financial instruments as of March 31, 2008 (in thousands):

	Maturity Dates
	June 30,	August 20,	September 28,	June 9,	Notional	Fair
Related Derivatives (In thousands)	2008	2008	2009	2010	Amount	Value

Interest Rate Swaps USA
Notional Amount				$25,000	$25,000
Receive Floating (%)				US LIBOR
Pay Fixed Rate (%)				5.17%
Fair Market Value (USD)				$(1,489)		$(1,489)
Notional Amount			$325,000		325,000
Receive Floating (%)			US LIBOR
Pay Fixed Rate (%)			3.50%
Fair Market Value (USD)			$(403)			(403)
Foreign Exchange Forward Contracts
FX Forward Contract, Euro:
Notional Amount (USD)	$180,944				180,944
Forward Strike Rate	1.57
6/30/08 Forward Rate as of 3/31/2008	1.57
Fair Market Value (USD)	$1,582					1,582
FX Forward Contract, GBP:
Notional Amount (USD)	$93,431				93,431
Forward Strike Rate	1.99
6/30/08 Forward Rate as of 3/31/2008	1.97
Fair Market Value (USD)	$(391)					(391)
Treasury Lock
Treasury Rate Lock, USD:
Notional Amount (USD)		$175,000			175,000
Strike Rate		2.75%
Fair Market Value (USD)		$(1,225)				(1,225)

Total					$799,375	$(1,926)

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States, other than Mexico, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $29.4 million for the three months ended March 31, 2008.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended March 31, 2008, total unrealized and realized gains from remeasurement and translation included in our results of operations were $1.0 million.

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

As of March 31, 2008, there were no material pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes our common stock repurchases and the withholding of shares of common stock to pay taxes upon vesting of restricted stock during the three months ended March 31, 2008 (amounts in thousands, except share and per share amounts):

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
		Average Price	as Part of Publicly	that May Yet be
	Total Number of	Paid per	Announced	Purchased Under the
Issuer Purchases of Equity Securities	Shares Purchased	Share	Plans or Programs	Plans or Programs
	(Dollars in thousands)

January 1-31	207,359	$50.20	193,111	$190,394
February 1-29	1,582,650	$49.64	1,572,480	$112,357
March 1-31	741	$50.21	—	$112,357

In December 2007, our board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of our common stock. This plan expires on December 31, 2009. During the three months ended March 31, 2008, we repurchased approximately 1.8 million shares of our common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. We have the authorization to repurchase up to an additional $112.3 million of our common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

4.1	$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on May 1, 2008).
10.1	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on April 2, 2008).
10.2	Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on April 2, 2008).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated May 9, 2008.
32.1	18 U.S.C. § 1350 Certifications dated May 9, 2008. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: May 9, 2008