Form 10-Q
period 2008-06-30
AMB PROPERTY CORP
filed 2008-08-11
CIK 1045609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of August 6, 2008, there were 98,013,537 shares of the Registrant’s common stock, $0.01 par value per share, outstanding.

AMB PROPERTY CORPORATION

PART I

Item 1.	Financial Statements

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,083,098	$1,276,621
Buildings and improvements	3,302,869	3,777,210
Construction in progress	1,715,612	1,655,714

Total investments in properties	6,101,579	6,709,545
Accumulated depreciation and amortization	(894,230)	(916,686)

Net investments in properties	5,207,349	5,792,859
Investments in unconsolidated ventures	373,202	356,194
Properties held for contribution, net	1,442,708	488,339
Properties held for divestiture, net	85,040	40,513

Net investments in real estate	7,108,299	6,677,905
Cash and cash equivalents	339,755	220,224
Restricted cash	38,771	30,192
Accounts receivable, net of allowance for doubtful accounts of $11,095 and $7,378, respectively	209,926	184,270
Deferred financing costs, net	23,750	23,313
Other assets	206,291	126,499

Total assets	$7,926,792	$7,262,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt:
Secured debt	$1,481,422	$1,471,087
Unsecured senior debt	1,153,270	1,003,123
Unsecured credit facilities	916,485	876,105
Other debt	568,498	144,529

Total debt	4,119,675	3,494,844
Security deposits	57,080	40,842
Dividends payable	56,309	54,907
Accounts payable and other liabilities	270,651	210,447

Total liabilities	4,503,715	3,801,040
Commitments and contingencies (Note 11)
Minority interests:
Joint venture partners	532,173	517,572
Preferred unitholders	77,561	77,561
Limited partnership unitholders	100,748	102,278

Total minority interests	710,482	697,411
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 97,998,672 and 99,210,508 issued and outstanding, respectively	977	990
Additional paid-in capital	2,202,247	2,283,541
Retained earnings	255,066	244,688
Accumulated other comprehensive income	30,893	11,321

Total stockholders’ equity	2,712,595	2,763,952

Total liabilities and stockholders’ equity	$7,926,792	$7,262,403

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Unaudited, dollars in thousands, except share
	and per share amounts)

REVENUES
Rental revenues	$167,886	$158,883	$334,430	$316,947
Private capital revenues	41,413	8,518	51,336	14,443

Total revenues	209,299	167,401	385,766	331,390

COSTS AND EXPENSES
Property operating expenses	(25,719)	(24,013)	(50,983)	(48,993)
Real estate taxes	(22,389)	(18,555)	(43,225)	(37,128)
Depreciation and amortization	(40,841)	(40,173)	(82,462)	(80,564)
General and administrative	(33,794)	(30,260)	(68,947)	(60,114)
Fund costs	(384)	(277)	(606)	(518)
Impairment losses	—	—	—	(257)
Other expenses	(1,422)	(1,139)	(1,330)	(2,051)

Total costs and expenses	(124,549)	(114,417)	(247,553)	(229,625)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	30,402	28,996	48,222	41,188
Gains from sale or contribution of real estate interests, net	—	74,707	19,967	74,843
Equity in earnings of unconsolidated joint ventures, net	6,059	1,748	8,987	3,861
Other income	1,909	6,472	6,345	11,979
Interest expense, including amortization	(36,555)	(33,151)	(67,514)	(67,490)

Total other income and expenses, net	1,815	78,772	16,007	64,381

Income before minority interests and discontinued operations	86,565	131,756	154,220	166,146

Minority interests’ share of income:
Joint venture partners’ share of income before discontinued operations	(6,103)	(7,912)	(25,047)	(14,904)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(1,371)	(2,574)	(6,113)	(3,136)
Preferred unitholders	(1,432)	(1,480)	(2,864)	(5,179)
Limited partnership unitholders	(1,740)	(3,928)	(2,719)	(4,321)

Total minority interests’ share of income	(10,646)	(15,894)	(36,743)	(27,540)

Income from continuing operations	75,919	115,862	117,477	138,606

Discontinued operations:
Income attributable to discontinued operations, net of minority interests	297	2,023	272	4,926
Gains from dispositions of real estate, net of minority interests	803	384	2,202	419

Total discontinued operations	1,100	2,407	2,474	5,345

Net income	77,019	118,269	119,951	143,951
Preferred stock dividends	(3,952)	(3,952)	(7,904)	(7,904)
Preferred unit redemption issuance costs	—	(2,927)	—	(2,927)

Net income available to common stockholders	$73,067	$111,390	$112,047	$133,120

Basic income per common share
Income from continuing operations (after preferred stock dividends)	$0.74	$1.11	$1.12	$1.33
Discontinued operations	0.01	0.02	0.03	0.06

Net income available to common stockholders	$0.75	$1.13	$1.15	$1.39

Diluted income per common share
Income from continuing operations (after preferred stock dividends)	$0.72	$1.08	$1.10	$1.30
Discontinued operations	0.01	0.02	0.02	0.05

Net income available to common stockholders	$0.73	$1.10	$1.12	$1.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	97,083,044	98,937,407	97,433,162	95,631,984

Diluted	99,432,356	101,361,013	99,665,809	98,305,299

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive
	Stock	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Unaudited, in thousands, except share amounts)

Balance as of December 31, 2007	$223,412	99,210,508	$990	$2,283,541	$244,688	$11,321	$2,763,952
Net income	7,904	—	—	—	112,047	—
Unrealized gain on securities and derivatives	—	—	—	—	—	572
Currency translation adjustment	—	—	—	—	—	19,000
Total comprehensive income	—	—	—	—	—	—	139,523
Stock-based compensation amortization and issuance of restricted stock, net	—	432,624	4	11,619	—	—	11,623
Exercise of stock options	—	97,339	1	3,483	—	—	3,484
Conversion of partnership units	—	22,479	—	1,191	—	—	1,191
Repurchases of common stock	—	(1,764,278)	(18)	(87,678)	—	—	(87,696)
Forfeiture of restricted stock	—	—	—	(1,450)	—	—	(1,450)
Reallocation of partnership interest	—	—	—	(8,449)	—	—	(8,449)
Offering costs	—	—	—	(10)	—	—	(10)
Dividends	(7,904)	—	—	—	(101,669)	—	(109,573)

Balance as of June 30, 2008	$223,412	97,998,672	$977	$2,202,247	$255,066	$30,893	$2,712,595

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,951	$143,951
Adjustments to net income:
Straight-line rents and amortization of lease intangibles	(6,040)	(4,950)
Depreciation and amortization	82,462	80,564
Impairment losses	—	257
Exchange (gains)/losses	(591)	2,883
Stock-based compensation amortization	11,623	9,403
Equity in earnings of unconsolidated joint ventures	(8,987)	(3,861)
Operating distributions received from unconsolidated joint ventures	14,159	7,409
Gains from sale or contribution of real estate interests, net	(19,967)	(74,843)
Development profits, net of taxes	(48,222)	(41,188)
Debt premiums, discounts and finance cost amortization, net	4,378	958
Total minority interests’ share of net income	36,743	27,540
Discontinued operations:
Depreciation and amortization	103	1,948
Joint venture partners’ share of net income	385	293
Limited partnership unitholders’ share of net income	11	233
Gains from dispositions of real estate, net of minority interests	(2,202)	(419)
Changes in assets and liabilities:
Accounts receivable and other assets	(40,884)	(29,194)
Accounts payable and other liabilities	(15,326)	10,596

Net cash provided by operating activities	127,596	131,580
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(9,205)	(5,979)
Cash paid for property acquisitions	(148,173)	(32,948)
Additions to land, buildings, development costs, building improvements and lease costs	(539,608)	(537,709)
Net proceeds from divestiture of real estate and securities	327,516	402,614
Additions to interests in unconsolidated joint ventures	(33,483)	(47,512)
Capital distributions received from unconsolidated joint ventures	12,622	218
Repayment of mortgage and loan receivables	77,504	1,589
Cash transferred to unconsolidated joint venture	—	(32,465)
Loans made to affiliates	(73,480)	—
Purchase of equity interests, net	(10,678)	—

Net cash used in investing activities	(396,985)	(252,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	—	472,072
Proceeds from stock option exercises	3,484	21,920
Repurchase and retirement of common stock	(87,696)	—
Borrowings on secured debt	209,591	509,033
Payments on secured debt	(156,598)	(237,541)
Borrowings on other debt	525,000	15,956
Payments on other debt	(101,842)	(19,347)
Borrowings on unsecured credit facilities	967,750	709,176
Payments on unsecured credit facilities	(972,420)	(986,558)
Payment of financing fees	(7,596)	(10,956)
Net proceeds from issuances of senior debt	325,000	24,889
Payments on senior debt	(175,000)	(70,000)
Issuance costs on preferred stock or units	—	(562)
Repurchase of preferred units	—	(102,735)
Contributions from joint ventures partners	6,955	30,335
Dividends paid to common and preferred stockholders	(108,172)	(100,237)
Distributions to minority interests, including preferred units	(43,931)	(78,182)

Net cash provided by financing activities	384,525	177,263
Net effect of exchange rate changes on cash	4,395	(7,446)
Net increase in cash and cash equivalents	119,531	49,205
Cash and cash equivalents at beginning of period	220,224	174,763

Cash and cash equivalents at end of period	$339,755	$223,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$70,340	$64,900
Non-cash transactions:
Acquisition of properties	$155,045	$35,050
Assumption of other assets and liabilities	(970)	388
Acquisition capital	(5,902)	(590)
Minority interest contribution, including units issued	—	(1,900)

Net cash paid for property acquisitions	$148,173	$32,948

Preferred unit redemption issuance costs	$—	$2,927
Contribution of properties to unconsolidated co-investment ventures, net	$5,546	$60,027
Purchase of equity interest of unconsolidated joint venture, net	$—	$26,031

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Formation of the Company

AMB Property Corporation, a Maryland corporation (the “Company”), commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Company elected to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Company, through its controlling interest in its subsidiary, AMB Property, L.P., a Delaware limited partnership (the “Operating Partnership”), is engaged in the acquisition, development and operation of industrial properties in key distribution markets throughout the Americas, Europe and Asia. The Company uses the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The Company uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which it currently intends to hold for the long-term. Unless the context otherwise requires, the “Company” means AMB Property Corporation, the Operating Partnership and their other controlled subsidiaries.

As of June 30, 2008, the Company owned an approximate 96.1% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 3.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of June 30, 2008, the Company had significant investments in four consolidated and five unconsolidated co-investment ventures. Additionally, on June 13, 2008, the Company acquired approximately 19% of additional equity interest in G. Accion, a Mexican real estate company, increasing its equity interest from 39% to 58% and, as a result of its increased ownership, the Company began consolidating G. Accion prospectively. G. Accion owns and develops real estate and provides real estate management and development services in Mexico. Through its investment in G. Accion, the Company holds an equity interest in various other unconsolidated joint ventures totaling approximately $24.5 million. The preliminary allocation of the purchase price for the additional equity interest in G. Accion was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to valuation of real estate and joint venture interests, restructuring obligations, income taxes and residual goodwill.

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

As of June 30, 2008, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 155.5 million square feet (14.5 million square meters) in 47 markets within 15 countries. Additionally, as of June 30,

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the Company managed, but did not have a significant ownership interest in, industrial and other properties, totaling approximately 1.5 million square feet.

Of the approximately 155.5 million square feet as of June 30, 2008:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Company owned or partially owned approximately 125.9 million square feet (principally warehouse distribution buildings) that were 95.2% leased;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated co-investment ventures, the Company had investments in 55 development projects, which are expected to total approximately 17.3 million square feet upon completion;

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned 12 development projects, totaling approximately 4.9 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.3 million square feet; and

•	the Company held approximately 0.1 million square feet through a ground lease, which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods. The interim results for the three and six months ended June 30, 2008 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also regularly reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. For properties held for use, impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. For properties held for sale, impairment is recognized when the carrying value of the property is less than its estimated fair value net of costs to sell. As a result of leasing activity and the economic environment, the Company re-evaluated the carrying value of its investments and recorded an impairment charge of $0.3 million during the six months ended June 30, 2007, on certain of its investments. No such impairment was recorded during the six months ended June 30, 2008.

Comprehensive Income.  The Company reports comprehensive income in its consolidated statement of stockholders’ equity. Comprehensive income was $70.4 million and $114.7 million for the three months ended June 30, 2008 and 2007, respectively. Comprehensive income was $139.5 million and $140.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and certain indefinite lived intangible assets, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Company determined that there was no impairment to goodwill and intangible assets during the six months ended June 30, 2008.

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

	Fair Value Measurements on a
	Recurring Basis as of June 30, 2008
	Level 1	Level 2
	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	Total

Assets:
Deferred compensation plan	$20,366	$—	$20,366
Derivative assets	—	4	4
Investment securities	11,069	—	11,069
Liabilities:
Derivative liabilities	—	2,104	2,104
Deferred compensation plan	20,366	—	20,366

The Company adopted SFAS No. 157 with respect to its financial assets and liabilities, but not with respect to its nonfinancial assets (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 have been deferred. SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows with respect to the provisions of SFAS No. 157 that were adopted.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 161.

3.	Development Activity

As of June 30, 2008, the Company had 55 projects in the development pipeline, which are expected to total approximately 17.3 million square feet and have an aggregate estimated investment of $1.6 billion upon completion. Two of these projects totaling approximately 1.2 million square feet with an aggregate estimated investment of $57.8 million are held in an unconsolidated co-investment venture. The Company has an additional 12 development projects available for sale or contribution totaling approximately 4.9 million square feet, with an aggregate estimated investment of $493.3 million, including one project with an estimated total investment of $32.4 million that is held in an unconsolidated co-investment venture. As of June 30, 2008, the Company and its development joint venture partners have funded an aggregate of $1.2 billion, or 76%, of the total estimated investment and needed to fund an estimated additional $379.4 million, or 24%, in order to complete the Company’s development pipeline. The development pipeline, at June 30, 2008, included projects expected to be completed through the second quarter of 2010. In addition to the Company’s committed development pipeline, it holds a total of 2,563 acres of land for future development or sale, approximately 89% of which is located in the Americas, including 81 acres that is held in an unconsolidated joint venture. The Company currently estimates that these 2,563 acres of land could support approximately 44.6 million square feet of future development.

4.	Development Profits, Gains from Dispositions of Real Estate Interests and Discontinued Operations

Development sales activity during the three and six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Number of completed development projects	2	3	3	5
Square feet	19,573	180,104	59,932	325,907
Gross sales price	$4,219	$20,915	$12,996	$45,613
Development gains, net of taxes	$1,253	$2,970	$2,268	$6,273

Development contribution activity during the three and six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Total number of contributed development assets	4	6	7	10
Total square feet	1,896,518	1,155,974	3,010,596	1,671,488
Development gains, net of taxes	$29,149	$26,026	$45,954	$34,915

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains from Sale or Contribution of Real Estate Interests.  During the six months ended June 30, 2008, the Company contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. The Company recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During the three months ended June 30, 2007, the Company contributed approximately 4.2 million square feet in operating properties, to its newly formed unconsolidated co-investment joint venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture, and contributed an approximate 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P. for a total of approximately $520.3 million. The Company recognized aggregate gains of $74.7 million on the contributions, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash. During the six months ended June 30, 2007, the Company contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Company recognized aggregate gains of $74.8 million on the contributions, representing the portion of the Company’s interest in the contributed properties acquired by the third-party investors for cash.

Discontinued Operations.  The Company reports its property divestitures as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended June 30, 2008, the Company sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million. In addition, during the three months ended June 30, 2008, the Company recognized approximately $0.1 million in gains resulting primarily from the additional value received from prior dispositions. During the six months ended June 30, 2008, the Company sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and the Company also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the six months ended June 30, 2008, the Company recognized approximately $0.4 million in gains resulting primarily from the additional value received from prior dispositions. During the three and six months ended June 30, 2007, the Company did not divest any industrial properties.

Properties Held for Contribution.  As of June 30, 2008, the Company held for contribution to co-investment ventures 30 properties with an aggregate net book value of $1.4 billion, which, when contributed, will reduce its average ownership interest in these projects from approximately 90% to an expected range of 15-20%.

Properties Held for Divestiture.  As of June 30, 2008, the Company held for divestiture nine properties with an aggregate net book value of $85.0 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of operations of the properties held for divestiture and sold (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Rental revenues	$586	$3,849	$1,381	$7,840
Straight-line rents and amortization of lease intangibles	7	4	(192)	(32)
Property operating expenses	(161)	(436)	(314)	(863)
Real estate taxes	(103)	(373)	(189)	(709)
Depreciation and amortization	(51)	(1,314)	(103)	(1,948)
Other income and expenses, net	(1)	—	35	2
Interest, including amortization	29	546	50	1,162
Joint venture partners’ share of loss (income)	3	(157)	(385)	(293)
Limited partnership unitholders’ share of (income)	(12)	(96)	(11)	(233)

Income attributable to discontinued operations	$297	$2,023	$272	$4,926

As of June 30, 2008 and December 31, 2007, assets and liabilities attributable to properties held for divestiture consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Other assets	$567	$857
Accounts payable and other liabilities	$4,563	$8,700

5.	Debt

As of June 30, 2008 and December 31, 2007, debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Wholly-owned secured debt, varying interest rates from 1.1% to 8.6%, due December 2008 to January 2017 (weighted average interest rate of 3.4% and 4.0% at June 30, 2008 and December 31, 2007, respectively)	$343,079	$351,032
Consolidated joint venture secured debt, varying interest rates from 3.3% to 10.4%, due July 2008 (extended to July 2009) to February 2024 (weighted average interest rates of 5.9% and 6.1% at June 30, 2008 and December 31, 2007, respectively)	1,134,833	1,115,841
Unsecured senior debt securities, varying interest rates from 3.5% to 8.0%, due March 2009 to June 2018 (weighted average interest rates of 6.0% and 6.1% at June 30, 2008 and December 31, 2007, respectively)	1,162,491	1,012,491
Other debt, varying interest rates from 3.4% to 7.5%, due September 2008 to November 2015 (weighted average interest rates of 3.9% and 6.0% at June 30, 2008 and December 31, 2007, respectively)	568,498	144,529
Unsecured credit facilities, variable interest rate, due June 2010 and June 2011 (weighted average interest rates of 2.6% and 3.4% at June 30, 2008 and December 31, 2007, respectively)	916,485	876,105

Total debt before unamortized net discounts	4,125,386	3,499,998
Unamortized net discounts	(5,711)	(5,154)

Total consolidated debt	$4,119,675	$3,494,844

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of June 30, 2008 and December 31, 2007, the total gross investment book value of those properties securing the debt was $2.2 billion, including $1.8 billion held in consolidated joint ventures for each period. As of June 30, 2008, $1.0 billion of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 6.3% while the remaining $447.6 million bore interest at variable rates (with a weighted average interest rate of 3.0%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Company, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate.

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

As of June 30, 2008, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.0% and had an average term of 4.6 years. The Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants at June 30, 2008.

As of June 30, 2008, the Company had $568.5 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.8 years. Other debt includes a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P., a subsidiary of the Operating Partnership, which had a $65.0 million balance outstanding as of June 30, 2008. Other debt also includes a $70.0 million non-recourse credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $60.0 million balance outstanding as of June 30, 2008. The Company also had $443.5 million outstanding in other non-recourse debt. During the six months ended June 30, 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of June 30, 2008, with a weighted average interest rate of 3.5%. In February 2008, the Operating Partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the Operating Partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4%, which had a $100.0 million balance outstanding as of June 30, 2008.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility which bore a weighted average interest rate of 4.9% at June 30, 2008. This facility matures on June 1, 2010. The Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the Operating Partnership’s long-term debt rating, which was 42.5 basis points as of June 30, 2008, with an annual facility fee of 15.0 basis points. The four-year credit facility includes a multi-currency component, under which up

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollar. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2008, was $111.9 million and the remaining amount available was $408.9 million, net of outstanding letters of credit of $29.2 million. The credit agreement contains affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at June 30, 2008.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2008, equaled approximately $517.8 million U.S. dollars and bore a weighted average interest rate of 1.1%. The Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the Operating Partnership’s long-term debt and was 42.5 basis points as of June 30, 2008. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of June 30, 2008. As of June 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2008, was $404.7 million in U.S. dollars. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company, the Operating Partnership and AMB Japan Finance Y.K. were in compliance with their financial covenants under this credit agreement at June 30, 2008.

On July 16, 2007, certain wholly-owned subsidiaries and the Operating Partnership, each acting as a borrower, and the Company and the Operating Partnership, as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to their credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011 and carries a one-year extension option, can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, which was 60.0 basis points as of June 30, 2008, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. As of June 30, 2008, the outstanding balance on this credit facility, using the exchange rates in effect at June 30, 2008, was approximately $399.9 million and it bore a weighted average interest rate of 3.5%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Company and the Operating Partnership were in compliance with their financial covenants under this credit agreement at June 30, 2008.

As of June 30, 2008, the scheduled maturities of the Company’s total debt were as follows (dollars in thousands):

		Consolidated
	Wholly-owned	Joint Venture	Unsecured	Unsecured
	Secured	Secured	Senior Debt	Credit	Other
	Debt	Debt	Securities	Facilities	Debt	Total

2008	$94,097	$47,375	$—	$—	$112,377	$253,849
2009	123,718	133,848	100,000	—	325,873	683,439
2010	65,905	114,064	250,000	516,530	941	947,440
2011	115	204,806	75,000	399,955	1,014	680,890
2012	4,463	459,496	—	—	61,093	525,052
2013	4,248	59,448	500,000	—	65,920	629,616
2014	4,380	4,102	—	—	616	9,098
2015	4,516	18,806	112,491	—	664	136,477
2016	4,657	54,795	—	—	—	59,452
2017	36,980	1,973	—	—	—	38,953
Thereafter	—	36,120	125,000	—	—	161,120

Sub Total	343,079	1,134,833	1,162,491	916,485	568,498	4,125,386
Unamortized net premiums (discounts)	819	2,691	(9,221)	—	—	(5,711)

Total consolidated debt	$343,898	$1,137,524	$1,153,270	$916,485	$568,498	$4,119,675

6.	Minority Interests

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

The Company holds interests in both consolidated and unconsolidated joint ventures. The Company determines consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46) or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and SOP 78-9, Accounting for Investments in Real Estate Ventures. For joint ventures that are variable interest entities as defined under FIN 46 where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. Based on the guidance set forth in EITF 04-5, the Company consolidates certain joint venture investments because it exercises significant control

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. The Company is the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of our consolidated joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. The Company consolidates certain other joint ventures where it is not the general partner (or equivalent of a general partner in entities not structured as partnerships) because the Company has control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or substantive participating rights. For joint ventures under EITF 04-5 where the Company does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Company uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes. In such unconsolidated joint ventures, either the Company is not the general partner (or general partner equivalent) and does not hold sufficient capital or any rights that would require consolidation or, alternatively, the Company is the general partner (or the general partner equivalent) and the other partners (or equivalent) hold substantive participating rights that override the presumption of control.

The Company’s consolidated joint ventures’ total investment and property debt at June 30, 2008 and December 31, 2007 (dollars in thousands) were:

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
		Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Joint Ventures	Co-investment Venture Partner	Percentage	2008	2007	2008	2007	2008	2007

Co-investment Joint Ventures
AMB/Erie, L.P.(1)	Erie Insurance Company and affiliates	50%	$—	$53,745	$—	$20,026	$—	$—
AMB Partners II, L.P.	City and County of San Francisco Employees’ Retirement System	20%	713,800	694,490	317,015	319,956	65,000	65,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(3)	50%	459,003	454,794	344,281	346,638	—	—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.(4)	20%	535,700	529,148	235,618	238,284	60,000	60,000
AMB-AMS, L.P.(2)	PMT, SPW and TNO(5)	39%	156,927	156,468	84,179	83,151	—	—
Other Industrial Operating Ventures		88%	262,157	209,554	64,410	28,570	—	—
Other Industrial Development Ventures		80%	367,871	410,847	92,021	82,403	—	—

			$2,495,458	$2,509,046	$1,137,524	$1,119,028	$125,000	$125,000

(1)	In March 2008, the Operating Partnership and Erie Insurance Company and its affiliates sold their interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P. for a gain of $20.0 million.

(2)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(3)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2008.

(5)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the minority interests as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2008	2007	Date

Joint venture partners	$532,173	$517,572	N/A
Limited partners in the Operating Partnership	68,806	70,034	N/A
Held through AMB Property II, L.P.:
Class B Limited Partners	31,942	32,244	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total minority interests	$710,482	$697,411

The following table distinguishes the minority interests’ share of income, including minority interests’ share of development profits, but excluding minority interests’ share of discontinued operations, for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Joint venture partners	$6,103	$7,912	$25,047	$14,904
Joint venture partners’ share of development profits	1,371	2,574	6,113	3,136
Common limited partners in the Operating Partnership	879	2,952	1,548	3,212
Series J preferred units (liquidation preference of $40,000)	—	9	—	804
Series K preferred units (liquidation preference of $40,000)	—	9	—	804
Held through AMB Property II, L.P.:
Class B common limited partnership units	861	976	1,171	1,109
Series D preferred units (liquidation preference of $79,767)	1,432	1,337	2,864	2,936
Series I preferred units (liquidation preference of $25,500)	—	125	—	635

Total minority interests’ share of net income	$10,646	$15,894	$36,743	$27,540

The Company has consolidated joint ventures that have finite lives under the terms of the partnership agreements. As of June 30, 2008 and December 31, 2007, the aggregate book value of the joint venture minority interests in the accompanying consolidated balance sheets was approximately $532.2 million and $517.6 million, respectively. The Company believes that the aggregate settlement value of these interests was approximately $1.1 billion at both June 30, 2008 and December 31, 2007. However, there can be no assurance that the aggregate settlement value of the interests will be as such. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Company’s estimate of the aggregate settlement value. The joint

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture agreements do not limit the amount to which the minority joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

7.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at June 30, 2008 and December 31, 2007 (dollars in thousands) were:

				Company’s
	Square	June 30,	December 31,	Ownership
Unconsolidated Joint Ventures	Feet	2008(6)	2007(6)	Percentage

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	24,619,330	$125,038	$135,710	17%
AMB Europe Fund I, FCP-FIS(2)	9,174,372	78,741	49,893	21%
AMB Japan Fund I, L.P.(3)	5,933,371	62,625	54,733	20%
AMB-SGP Mexico, LLC(4)	5,850,919	14,266	12,557	20%
AMB DFS Fund I, LLC(5)	1,323,229	21,615	22,004	15%
Other Industrial Operating Ventures(7)	7,418,749	46,370	48,555	55%

Total Unconsolidated Joint Ventures	54,319,970	$348,655	$323,452

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the six months ended June 30, 2008 and 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the six months ended June 30, 2008 and 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(6)	As a result of its increased ownership in G. Accion, the Company began consolidating its interest in G. Accion effective June 13, 2008. As of June 30, 2008 and December 31, 2007, the Company had an approximate 58% consolidated interest and 39% unconsolidated equity interest, respectively, in G. Accion, a Mexican real estate company which holds equity method investments. G. Accion provides management and development services for industrial, retail and residential properties in Mexico. Through its investment in G. Accion, the Company holds an equity interest in various other unconsolidated ventures totaling approximately $24.5 million and $32.7 million as of June 30, 2008 and December 31, 2007, respectively.

(7)	Other industrial joint ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 50-90% of these joint ventures.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three Months				For the Three Months
	Ended June 30, 2008				Ended June 30, 2007
			Income				Income
			(loss)				(loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(loss)	Revenues	Expenses	Operations	(loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	$47,061	$(12,035)	$2,649	$2,649	$33,324	$(8,347)	$3,917	$3,924
AMB Europe Fund I, FCP-FIS(2)	26,778	(4,249)	2,950	2,950	2,860	(718)	432	432
AMB Japan Fund I, L.P.(3)	17,732	(4,098)	1,089	1,089	11,448	(2,416)	1,510	1,510
AMB-SGP Mexico, LLC(4)	7,166	(959)	(2,720)	(2,720)	5,347	(792)	(2,688)	(2,688)
AMB DFS Fund I, LLC(5)	104	(4)	452	452	—	—	(16)	(16)

Total Unconsolidated Operating Co-investment Ventures	98,841	(21,345)	4,420	4,420	52,979	(12,273)	3,155	3,162
Other Unconsolidated Industrial Operating Joint Ventures	9,755	(2,256)	3,763	3,763	9,847	(2,671)	3,236	3,236

Total	$108,596	$(23,601)	$8,183	$8,183	$62,826	$(14,944)	$6,391	$6,398

	For the Six Months				For the Six Months
	Ended June 30, 2008				Ended June 30, 2007
			Income				Income
			(loss)				(loss)
		Property	from	Net		Property	from	Net
		Operating	Continuing	Income		Operating	Continuing	Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(loss)	Revenues	Expenses	Operations	(loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.(1)	$91,143	$(23,688)	$6,235	$6,235	$62,714	$(16,055)	$6,829	$6,851
AMB Europe Fund I, FCP-FIS(2)	48,565	(8,378)	1,538	1,538	2,860	(718)	432	432
AMB Japan Fund I, L.P.(3)	35,165	(7,481)	3,210	3,210	22,381	(4,761)	3,696	3,696
AMB-SGP Mexico, LLC(4)	14,514	(2,284)	(3,874)	(3,874)	9,654	(1,498)	(4,807)	(4,807)
AMB DFS Fund I, LLC(5)	104	(13)	7,274	7,274	—	—	(55)	(55)

Total Unconsolidated Operating Co-investment Ventures	189,490	(41,844)	14,383	14,383	97,609	(23,032)	6,095	6,117
Other Unconsolidated Industrial Operating Joint Ventures	19,288	(4,262)	7,203	7,203	19,332	(4,666)	6,490	6,490

Total	$208,778	$(46,106)	$21,586	$21,586	$116,941	$(27,698)	$12,585	$12,607

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(2)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the six months ended June 30, 2008 and 2007. Amounts for the three and six months ended June 30, 2007, represent the period from inception (June 12, 2007) through June 30, 2007.

(3)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at period-end exchange rates for balance sheet amounts and at the average exchange rates in effect for income statement amounts during the six months ended June 30, 2008 and 2007.

(4)	AMB-SGP Mexico, LLC, is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd, the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

On December 30, 2004, the Company formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the Company retained an approximate 20% interest. During the three and six months ended June 30, 2008, the Company contributed two completed development projects totaling approximately 0.9 million square feet to this co-investment venture for approximately $67.7 million. During the six months ended June 30, 2007, the Company recognized a gain of approximately $0.1 million from the contribution of one approximately 0.1 million square foot operating property for $4.6 million. This gain is presented in gains from sale or contribution of real estate interests, net, on consolidated statements of operations. In addition, the Company recognized development profits from the contribution of one completed development project aggregating approximately 0.2 million square feet with a contribution value of $14.2 million.

On June 30, 2005, the Company formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $466.1 million in U.S. dollars, using the exchange rate at June 30, 2008) for an approximate 80% equity interest. During the three and six months ended June 30, 2008, the Company contributed to this co-investment venture one completed development project, aggregating approximately 0.5 million square feet for approximately $118.6 million (using the exchange rate on the date of contribution). For the three and six months ended June 30, 2007, the Company made no contributions to this co-investment venture.

On October 17, 2006, the Company formed AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), in which the Company retained an approximate 15% interest. The co-investment venture has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Company identifies as its target markets. GE and the Company have committed $425.0 million and $75.0 million of equity, respectively. During the six months ended June 30, 2008 and 2007 the Company contributed $1.5 million and approximately 82 acres of land with a contribution value of approximately $30.3 million to this co-investment venture, respectively.

Effective October 1, 2006, the Company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the Company’s accounting for its investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During the three months ended June 30, 2008, the Company contributed to this co-investment venture one completed development project, aggregating

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 0.4 million square feet for approximately $29.0 million. During the six months ended June 30, 2008, the Company contributed to this co-investment venture one approximately 0.8 million square foot operating property and three completed development projects, aggregating approximately 1.4 million square feet, for approximately $182.0 million. For the three months ended June 30, 2007, the Company contributed one approximately 0.2 million square foot operating property and three completed development projects totaling approximately 0.7 million square feet to this fund for approximately $74.8 million. For the six months ended June 30, 2007, the Company contributed one approximately 0.2 million square foot operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million.

On June 12, 2007, the Company formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the Company retained an approximate 20% interest. The institutional investors have committed approximately 263.0 million Euros (approximately $414.4 million in U.S. dollars, using the exchange rate at June 30, 2008) for an approximate 80% equity interest. During the three and six months ended June 30, 2008, the Company contributed to this co-investment venture one development project, aggregating approximately 0.1 million square feet, for approximately $25.9 million (using the exchange rate on the date of contribution). During the three and six months ended June 30, 2007, the Company contributed approximately 4.2 million square feet of operating properties and approximately 0.5 million square feet of completed development projects to this fund for approximately 439.0 million Euros (approximately $584.0 million in U.S. dollars, using the exchange rate at the date of contribution).

During the six months ended June 30, 2008, the Company recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

During the three months ended June 30, 2008, the Company recognized development profits of approximately $29.1 million, as a result of the contribution of four completed development projects, aggregating approximately 1.9 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During the six months ended June 30, 2008, the Company recognized development profits of approximately $46.0 million, as a result of the contribution of seven completed development projects, aggregating approximately 3.0 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC.

As a result of the contribution of six completed development projects to AMB Institutional Alliance Fund III, L.P., and AMB Europe Fund I, FCP-FIS, the Company recognized development profits of approximately $26.0 million during the three months ended June 30, 2007, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash. During the six months ended June 30, 2007, the Company recognized development profits of approximately $34.9 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of eight completed development projects and approximately 82 acres of land to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., and AMB DFS Fund I, LLC.

Under the agreements governing the co-investment ventures, the Company and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

AMB Pier One, LLC, is a joint venture related to the 2000 redevelopment of the pier which holds the Company’s global headquarters in San Francisco, California. On June 30, 2007, the Company exercised its option to purchase the remaining equity interest from an unrelated third party, based on the fair market value as stipulated in the joint venture agreement in AMB Pier One, LLC, for a nominal amount. As a result, the investment was consolidated as of June 30, 2007.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2008, a subsidiary of the Company also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund, a Canadian income trust specializing in aviation-related real estate at Canada’s international airports. This equity investment of approximately $1.9 million and $2.1 million is included in other assets on the consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

8.	Stockholders’ Equity

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Company’s charter), elect to have the Company exchange those common units or class B common limited partnership units, as applicable, for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common units, the Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the six months ended June 30, 2008, the Operating Partnership redeemed 22,479 of its common limited partnership units for an equivalent number of shares of the Company’s common stock.

The Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2008: 1,595,337 shares of series D cumulative redeemable preferred, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The following table sets forth the dividends or distributions paid or payable per share or unit:

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,
Paying Entity	Security	2008	2007	2008	2007

AMB Property Corporation	Common stock	$0.520	$0.500	$1.040	$1.000
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$0.856	$0.856
Operating Partnership	Common limited partnership units	$0.520	$0.500	$1.040	$1.000
Operating Partnership	Series J preferred units	n/a	$0.011	n/a	$1.005
Operating Partnership	Series K preferred units	n/a	$0.011	n/a	$1.005
AMB Property II, L.P.	Class B common limited partnership units	$0.520	$0.500	$1.040	$1.000
AMB Property II, L.P.	Series D preferred units	$0.898	$0.838	$1.795	$1.840
AMB Property II, L.P.	Series I preferred units	n/a	$0.244	n/a	$1.244

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the six months ended June 30, 2008, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. The Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

As of June 30, 2008, the Company’s stock incentive plans have approximately 8.3 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants during the six months ended June 30, 2008:

For the Six Months Ended June 30, 2008
	Expected	Risk-free	Expected	Fair
Dividend Yield	Volatility	Interest Rate	Life (Years)	Value

3.6% - 4.1%	25.5% - 31.0%	2.6% - 3.5%	4.75 - 7.50	$7.91 - $14.37

As of June 30, 2008, approximately 6,452,724 options and 893,381 non-vested stock awards were outstanding under the plans. There were 715,771 stock options granted, 97,339 options exercised, and 21,485 options forfeited during the six months ended June 30, 2008. There were 467,515 restricted stock awards made during the six months ended June 30, 2008, 221,514 non-vested stock awards that vested and 5,458 non-vested stock awards that were forfeited during the six months ended June 30, 2008. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the quarter ended June 30, 2008, was $56.25-$57.94. The unamortized expense for restricted stock as of June 30, 2008 was $34.9 million. As of June 30, 2008, the Company had $7.7 million of total unrecognized compensation cost related to unvested options granted under the Stock Incentive Plans which is expected to be recognized over a weighted average period of two years.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Per Share

The Company’s only dilutive securities outstanding for the three and six months ended June 30, 2008 and 2007 were stock options and shares of restricted stock granted under its stock incentive plans. The effect on income per share was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of basic and diluted earnings per share (“EPS”) is presented below (in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Numerator
Income from continuing operations	$75,919	$115,862	$117,477	$138,606
Preferred stock dividends	(3,952)	(3,952)	(7,904)	(7,904)
Preferred unit redemption (issuance costs) discount	—	(2,927)	—	(2,927)

Income from continuing operations (after preferred stock dividends)	71,967	108,983	109,573	127,775
Total discontinued operations	1,100	2,407	2,474	5,345

Net income available to common stockholders	$73,067	$111,390	$112,047	$133,120

Denominator
Basic	97,083,044	98,937,407	97,433,162	95,631,984
Stock options and restricted stock dilution(1)	2,349,312	2,423,606	2,232,647	2,673,315

Diluted weighted average common shares	99,432,356	101,361,013	99,665,809	98,305,299

Basic income per common share
Income from continuing operations (after preferred stock dividends)	$0.74	$1.11	$1.12	$1.33
Discontinued operations	0.01	0.02	0.03	0.06

Net income available to common stockholders	$0.75	$1.13	$1.15	$1.39

Diluted income per common share
Income from continuing operations (after preferred stock dividends)	$0.72	$1.08	$1.10	$1.30
Discontinued operations	0.01	0.02	0.02	0.05

Net income available to common stockholders	$0.73	$1.10	$1.12	$1.35

(1)	Excludes anti-dilutive stock options of 1,174,981 and 1,489,631, for the three and six months ended June 30, 2008, respectively. Excludes anti-dilutive stock options of 623,347 and 437,228, for the three and six months ended June 30, 2007, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Information

The Company has two lines of business, real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance:

•	Real Estate Operations. The Company operates industrial properties and manages its business by geographic markets. Such industrial properties typically comprise multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Company owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Company has an ownership interest and for which the Company acts as manager, or that are sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promoted interests and incentive distributions from the Company’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and co-investment ventures, the Company typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 1.5% of 65% of the committed equity during the investment period and then 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates performance based upon private capital income.

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2008	2007	2008	2007	2008	2007

U.S. Markets
Southern California	$27,398	$27,428	$21,466	$21,809	$507	$336
No. New Jersey / New York	16,997	17,561	11,930	11,932	—	—
San Francisco Bay Area	21,502	21,077	15,642	16,617	—	—
Chicago	13,776	12,966	8,890	9,014	70	—
On-Tarmac	13,197	13,419	7,282	7,706	—	—
South Florida	9,993	11,055	6,624	7,246	6,213	4,159
Seattle	9,772	9,106	7,829	7,131	—	5,161
Non — U.S. Markets
Europe	1,541	10,074	1,265	8,584	—	15,807
Japan	8,058	84	6,003	(127)	13,135	—
Other Markets	43,537	37,731	30,468	27,212	10,477	3,533

Total markets	165,771	160,501	117,399	117,124	30,402	28,996
Straight-line rents and amortization of lease intangibles	2,708	2,235	2,708	2,235	—	—
Discontinued operations	(593)	(3,853)	(329)	(3,044)	—	—
Private capital income	41,413	8,518	—	—	—	—

Total	$209,299	$167,401	$119,778	$116,315	$30,402	$28,996

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Gains
	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2008	2007	2008	2007	2008	2007

U.S. Markets
Southern California	$54,870	$53,847	$43,251	$42,598	$1,107	$9,340
No. New Jersey / New York	35,881	35,551	25,328	24,074	—	—
San Francisco Bay Area	43,160	42,688	31,768	33,723	—	—
Chicago	28,944	26,480	18,604	18,221	2,964	2,668
On-Tarmac	26,352	26,879	14,663	14,982	—	—
South Florida	20,233	21,772	13,742	14,483	7,038	4,422
Seattle	19,893	18,430	15,987	14,325	7,236	5,161
Non — U.S. Markets
Europe	2,235	22,244	1,729	18,235	5,449	15,807
Japan	13,073	88	9,963	(159)	13,316	—
Other Markets	84,938	71,826	59,833	51,630	11,112	3,790

Total markets	329,579	319,805	234,868	232,112	48,222	41,188
Straight-line rents and amortization of lease intangibles	6,040	4,950	6,040	4,950	—	—
Discontinued operations	(1,189)	(7,808)	(686)	(6,236)	—	—
Private capital income	51,336	14,443	—	—	—	—

Total	$385,766	$331,390	$240,222	$230,826	$48,222	$41,188

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, Southwest and West Central in the Americas. Japan is a subset of our Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenue, including reimbursements, less property operating expenses, which excludes depreciation, amortization, general and administrative expenses and interest expense. For a reconciliation of NOI to net income, see the table below.

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

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Property NOI	$119,778	$116,315	$240,222	$230,826
Private capital revenues	41,413	8,518	51,336	14,443
Depreciation and amortization	(40,841)	(40,173)	(82,462)	(80,564)
General and administrative	(33,794)	(30,260)	(68,947)	(60,114)
Fund costs	(384)	(277)	(606)	(518)
Impairment losses	—	—	—	(257)
Other expenses	(1,422)	(1,139)	(1,330)	(2,051)
Development profits, net of taxes	30,402	28,996	48,222	41,188
Gains from dispositions of real estate interests	—	74,707	19,967	74,843
Equity in earnings of unconsolidated joint ventures	6,059	1,748	8,987	3,861
Other income	1,909	6,472	6,345	11,979
Interest, including amortization	(36,555)	(33,151)	(67,514)	(67,490)
Total minority interests’ share of income	(10,646)	(15,894)	(36,743)	(27,540)
Total discontinued operations	1,100	2,407	2,474	5,345

Net income	$77,019	$118,269	$119,951	$143,951

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	June 30,	December 31,
	2008	2007

U.S. Markets
Southern California	$936,729	$925,771
No. New Jersey / New York	616,606	637,356
San Francisco Bay Area	799,538	777,964
Chicago	429,512	453,086
On-Tarmac	190,971	201,235
South Florida	383,060	384,110
Seattle	347,441	383,893
Non — U.S. Markets
Europe	414,526	254,740
Japan	711,024	717,586
Other Markets	2,347,523	1,891,077

Total markets	7,176,930	6,626,818
Investments in unconsolidated joint ventures	373,202	356,194
Non-segment assets	376,660	279,391

Total assets	$7,926,792	$7,262,403

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of one to 55 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of June 30, 2008, the Company had provided approximately $37.3 million in letters of credit, of which $29.2 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of June 30, 2008, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $729.0 million as described below.

As of June 30, 2008, the Company had outstanding guarantees in the amount of $37.1 million in connection with certain acquisitions. As of June 30, 2008, the Company also guaranteed $64.8 million and $175.0 million on outstanding loans on seven of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements total $228.4 million as of June 30, 2008.

On May 30, 2008, the Operating Partnership entered into a Euros 142,000,000 364-day multi-currency revolving facility agreement (approximately $223.7 million in U.S. dollars, using the exchange rate at June 30, 2008) and related guarantee as loan guarantor with our affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of our European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provides that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to Euros 142,000,000 (approximately $223.7 million in U.S. dollars, using the exchange rate at June 30, 2008) all of which are repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement are guaranteed by the Operating Partnership. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS has indemnified the Operating Partnership for all of its obligations under the guarantee.

Performance and Surety Bonds.  As of June 30, 2008, the Company had outstanding performance and surety bonds in an aggregate amount of $14.2 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

Promoted Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, the Company may be obligated to make payments to certain of its joint venture partners pursuant to the terms and provisions of their contractual agreements with the Operating Partnership. From time to time in

AMB PROPERTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 1, 2008, the partnership interests in AMB Partners II, L.P. were contributed to AMB Institutional Alliance Fund III, L.P. by the Company and the City and County of San Francisco Employees’ Retirement System in exchange for partnership interests in AMB Institutional Alliance Fund III, L.P. As a result of this contribution, the City and County of San Francisco Employees’ Retirement System was admitted as a limited partner in AMB Institutional Alliance Fund III, L.P. AMB Partners II, L.P. held 119 industrial buildings totaling 10.3 million square feet, representing $628.0 million of net investments that will be contributed to AMB Institutional Alliance Fund III, L.P. in the third quarter of 2008.

On July 18, 2008, the Company acquired the remaining equity interest (approximately 42%) in G. Accion S.A. de C.V., a Mexican real estate company. G. Accion owns and develops real estate, and provides real estate management and development services in Mexico.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions or in the real estate sector;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as we expect;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, our inability to obtain necessary permits and financing, our inability to lease properties at all or at favorable rents and terms, public opposition to these activities, as well as the risks associated with our expansion of and increased investment in our development business);

•	our failure to contribute properties to our co-investment ventures due to such factors as our inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or our co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of opening offices globally (including increasing headcount);

•	a downturn in the California, U.S., or the global economy or real estate conditions and other financial market fluctuations;

•	risks of changing personnel and roles;

•	losses in excess of our insurance coverage;

•	our failure to divest of properties on advantageous terms or to timely reinvest proceeds from any such divestitures;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	our failure to successfully integrate acquired properties and operations;

•	risks associated with using debt to fund acquisitions and development, including re-financing risks;

•	risks related to our obligations in the event of certain defaults under co-investment venture and other debt;

•	our failure to obtain necessary financing;

•	our failure to maintain our current credit agency ratings;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with our tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures;

•	environmental uncertainties and risks related to natural disasters; and

•	our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

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

Management’s Overview

The primary source of our revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at our properties, including reimbursements from customers for certain operating costs. We also generate earnings from our private capital business, which consists of asset management fees and priority distributions, acquisition and development fees, and promoted interests and incentive distributions from our co-investment ventures. Additionally, we generate earnings from the contributions of development properties to our co-investment ventures, from the disposition of projects in our development-for-sale and value-added conversion programs and from land sales. Our long-term growth is driven by our ability to:

•	maintain and increase occupancy rates and/or increase rental rates at our properties;

•	continue to develop properties profitably and sell to third parties or contribute to our co-investment ventures; and

•	continue to raise third-party equity in our co-investment ventures and to grow our earnings from our private capital business through the contribution of properties or from the acquisition of new properties.

Real Estate Operations

Real estate fundamentals in the United States weakened during the quarter. Despite the pullback in the United States, the industrial markets in Canada and Mexico remained healthy, benefiting from sustained demand. Europe and Asia remained relatively solid during the quarter, driven by the increases in trade flows through major gateway seaports and airports. According to data provided by Torto Wheaton Research, availability in the United States was 10.3% for the quarter ended June 30, 2008, up 50.0 basis points from the prior quarter and 100.0 basis points from the second quarter of 2007. Also, according to Torto Wheaton Research, absorption was negative 30.9 million square feet in the second quarter of 2008, whereas construction completions were 44.7 million square feet, up from 34.7 million square feet in the prior quarter. Year-to-date, absorption was negative 43.5 million square feet year, the worst performing period since 2002. We believe that net absorption for the third quarter of 2008 will remain negative with the possibility of positive absorption in the fourth quarter.

We think the strongest industrial markets in the United States are the major coastal markets tied to global trade, including Southern California, which is our largest market, Seattle and New York/Northern New Jersey. While demand has weakened notably across the U.S., due primarily to the uncertainty in the economy, rising energy costs and a weaker dollar, we believe our coastal markets will continue to outperform other U.S. industrial markets, particularly in the infill submarkets where our industrial properties are concentrated. Outside the United States, we believe that Toronto and our markets in Mexico will continue to experience steady demand and high occupancy levels, and that customer demand for distribution facilities in our Europe infill markets will remain healthy. In Japan, we expect that customer requirements for upgraded distribution space to modern, large floor-plate facilities will continue to drive demand in our infill markets. With the continued growth of trade flows into and out of China, we believe demand should remain steady in China’s seaport and gateway markets.

The table below summarizes key operating and leasing statistics for our owned and managed operating properties for the quarters ended June 30, 2008 and 2007:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the quarter ended June 30, 2008:
Rentable square feet	107,447,963	9,811,777	8,637,920	125,897,660
Occupancy percentage at period end(3)	95.1%	95.7%	95.0%	95.2%
Trailing four quarter same space square footage leased	18,387,894	336,490	339,256	19,063,640
Trailing four quarter rent change on renewals and rollovers(2)(3)	4.9%	(11.0)%	(0.8)%	4.3%
For the quarter ended June 30, 2007:
Rentable square feet	98,659,476	6,005,507	6,670,645	111,335,628
Occupancy percentage at period end(3)	95.9%	99.5%	95.7%	96.1%
Trailing four quarter same space square footage leased	16,281,913	139,016	142,204	16,563,133
Trailing four quarter rent change on renewals and rollovers(2)(3)	3.6%	(1.3)%	(7.0)%	3.5%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(3)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2008 was 95.4%, 100.0% and 99.9%, and trailing four quarter rent change on renewals and rollovers at period end for 2008 was 4.8%, n/a and 7.4% respectively. On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2007 was 96.5%, n/a and 100%, and trailing four quarter rent change on renewals and rollovers at period end for 2007 was 3.6%, n/a and (13.4%), respectively.

Our operating portfolio’s average occupancy in the second quarter of 2008 was 94.6%, on an owned and managed basis, a decrease of 30.0 basis points from the prior quarter and from the second quarter of 2007. Rental rates on lease renewals and rollovers in our portfolio increased 4.3% for the trailing four quarters ended June 30, 2008, which we think reflect the relatively solid real estate fundamentals in our markets tied to global trade. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, grew by 3.3% and 3.7%, respectively, on an owned and managed basis. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

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

Despite the cyclical downturn in the United States, which is projected to continue through at least the third quarter of 2008, we believe that customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Europe and Asia. To capitalize on this demand, we intend to continue to expand our development business in many of our global markets and expand into new markets around the world that are essential to global trade. Fifty-six percent of our 2008 development starts are outside the United States. Given the uncertain economy in the United States, we have reduced our 2008 speculative development starts in the United States moderately. We also will continue to redevelop existing industrial buildings opportunistically by investing significant amounts of capital to enhance the functionality of the properties to meet current industrial market demands. In addition to our committed development pipeline, we hold a total of 2,563 acres of land for future development or sale, approximately 89% of which is located in the Americas. We currently estimate that these 2,563 acres of land could support approximately 44.6 million square feet of future development. Our long-term capital allocation goal is to have approximately 50% of our owned and managed operating portfolio invested in non-U.S. markets based on owned and managed annualized base rent.

We believe that our historical investment focus on industrial real estate in some of the world’s most strategic infill markets positions us to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, we expect to sell to third parties these value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. Value-added conversions involve the repurposing of industrial properties to a higher and better use, including office, residential, retail, research & development or manufacturing. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and as such, little to no residual value is ascribed to the industrial building. Due to dislocation in the housing industry, we do not believe that this is the optimal time to market certain value-added conversion projects, in particular, those intended to include a residential component. We remain committed to the viability of this development activity and believe that a well-timed approach to executing value-added conversion transactions will enhance stockholder value over the long term.

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

Private Capital Business

In June 2007, we announced the formation of AMB Europe Fund I, FCP-FIS, our eleventh co-investment fund since our initial public offering in 1997. This Euro-denominated, open-end commingled fund is our ninth active fund. The fund’s investment strategy focuses on acquiring stabilized industrial distribution properties, including those developed by us, near high-volume airports, seaports and transportation networks, and in the major metropolitan areas of Europe, with initial target markets in Belgium, France, Germany, Italy, the Netherlands, Spain, the United Kingdom and Central/Eastern Europe. The gross asset value of AMB Europe Fund I, FCP-FIS was approximately $1.4 billion at June 30, 2008.

Going forward, we believe that our co-investment program with private-capital investors will continue to serve as a significant source of revenues and capital for new investments. Through these co-investment ventures, we typically earn acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment ventures; however, we cannot assure you that we will continue to do so. Through contribution of development properties to our co-investment ventures, we expect to recognize value creation from our development pipeline. In anticipation of the formation of future co-investment ventures, we may also hold acquired and newly developed properties for contribution to future funds. Equityholders in two of our co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Institutional Alliance Fund III, L.P. is currently exercisable and the redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2010. Although such redemption rights generally do not require the co-investment ventures to allocate newly acquired capital to cover redemption activity, there can be no assurance that such allocation will not occur and will not occur in such magnitude that will affect our contribution of properties to the ventures.

As of June 30, 2008, we owned approximately 89.9 million square feet of our properties (57.8% of the total operating and development portfolio) through our consolidated and unconsolidated joint ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

Summary of Key Transactions

During the three months ended June 30, 2008, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, six properties in the Americas and Europe aggregating approximately 1.5 million square feet for $146.2 million, including three properties aggregating approximately 0.8 million square feet for $94.1 million through unconsolidated co-investment ventures and three properties aggregating approximately 0.7 million square feet for $52.1 million acquired directly by us;

•	Committed to nine new development projects in the Americas, Europe and Asia totaling 3.3 million square feet with an estimated total investment of approximately $247.7 million;

•	Acquired 97 acres of land for development in the Americas, Europe and Asia for approximately $69.1 million;

•	Contributed four completed development projects, aggregating approximately 1.9 million square feet to AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, and AMB Japan Fund I, L.P., all unconsolidated co-investment ventures; and

•	On June 13, 2008, acquired approximately 19% additional equity interest in G. Accion, a Mexican real estate company, increasing our equity interest from 39% to 58%.

During the six months ended June 30, 2008, we completed the following significant capital deployment and other transactions:

•	Acquired, on an owned and managed basis, 13 properties in the Americas, Asia and Europe aggregating approximately 3.5 million square feet for $391.1 million, including seven properties aggregating approximately 1.8 million square feet for $255.6 million through unconsolidated co-investment ventures and six properties aggregating approximately 1.7 million square feet for $135.5 million acquired directly by us;

•	Committed to 13 new development projects in the Americas, Europe and Asia totaling 4.4 million square feet with an estimated total investment of approximately $332.9 million;

•	Acquired 242 acres of land for development in the Americas, Europe and Asia for approximately $119.2 million;

•	Sold four development projects totaling approximately 0.2 million square feet, including one project that is held in an unconsolidated co-investment venture, for an aggregate sale price of $49.1 million;

•	Contributed seven completed development projects, aggregating approximately 3.0 million square feet to AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, AMB Europe Fund I, FCP-FIS, and AMB Japan Fund I, L.P., all unconsolidated co-investment ventures; and

•	On June 13, 2008, acquired approximately 19% additional equity interest in G. Accion, a Mexican real estate company, increasing our equity interest from 39% to 58%.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of our acquisition, development and disposition activity.

During the three months ended June 30, 2008, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our consolidated co-investment joint ventures of $30.3 million with a weighted average interest rate of 5.7%;

•	Assumed $36.4 million secured debt for our co-investment joint ventures with a weighted average interest rate of 8.6%;

•	Obtained $116.9 million of secured debt (using the exchange rates in effect at the applicable quarter end dates) with a weighted average interest rate of 2.0% for international assets;

•	Obtained a $100.0 million unsecured market loan, which had a balance of $100.0 million outstanding as of June 30, 2008, with a weighted average interest rate of 3.4%;

•	Sold $325.0 million aggregate principle amount of the operating partnership’s senior unsecured notes under its Series C medium-term note program;

•	Paid off $175.0 million of medium-term notes which matured in June 2008 and had an interest rate of 7.10%; and

•	Paid off a $100.0 million unsecured money market loan which matured in June 2008 and had an interest rate of 3.6%.

During the six months ended June 30, 2008, we completed the following significant capital markets and other financing transactions:

•	Obtained long-term secured debt financings for our consolidated co-investment joint ventures of $30.3 million with a weighted average interest rate of 5.7%;

•	Assumed $36.4 million secured debt for our co-investment joint ventures with a weighted average interest rate of 8.6%;

•	Obtained $116.9 million of secured debt (using the exchange rates in effect at the applicable quarter end dates) with a weighted average interest rate of 2.0% for international assets;

•	Obtained a $100.0 million unsecured market loan, which had a balance of $100.0 million outstanding as of June 30, 2008, with a weighted average interest rate of 3.4%;

•	Sold $325.0 million aggregate principle amount of the operating partnership’s senior unsecured notes under its Series C medium-term note program;

•	Paid off $175.0 million of medium-term notes which matured in June 2008 and had an interest rate of 7.10%;

•	Obtained and paid off a $100.0 million unsecured money market loan which matured in June 2008 and had an interest rate of 3.6%;

•	Obtained a $325.0 million unsecured term loan facility, which had a balance of $325 million outstanding as of June 30, 2008, with a weighted average interest rate of 3.5%; and

•	Repurchased approximately 1.8 million shares of our common stock for an aggregate price of $87.7 million, at a weighted average price of $49.64 per share.

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

THE COMPANY

We acquire, develop and operate industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. We use the terms “industrial properties” or “industrial buildings” to describe various types of industrial properties in our portfolio and use these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. We use the term “owned and managed” to describe assets in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long-term.

Our strategy focuses on providing industrial distribution warehouse space to customers who value the efficient movement of goods through the global supply chain, primarily in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. As of June 30, 2008, we owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 155.5 million square feet (14.5 million square meters) in 47 markets within 15 countries. Additionally, as of June 30, 2008, we managed, but did not have a significant ownership interest in, industrial and other properties totaling approximately 1.5 million rentable square feet.

Of the approximately 155.5 million square feet as of June 30, 2008:

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned or partially owned approximately 125.9 million square feet (principally warehouse distribution buildings) that were 95.2% leased;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we had investments in 55 development projects, which are expected to total approximately 17.3 million square feet upon completion;

•	on an owned and managed basis, which include investments held on a consolidated basis or through unconsolidated joint ventures, we owned 12 development projects, totaling approximately 4.9 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, we had investments in 46 industrial operating properties, totaling approximately 7.3 million square feet; and

•	we held approximately 0.1 million square feet through a ground lease, which is the location of our global headquarters.

We operate our business primarily through our subsidiary, AMB Property, L.P., a Delaware limited partnership, which we refer to as the “operating partnership”. As of June 30, 2008, we owned an approximate 96.1% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, we have the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; our telephone number is (415) 394-9000. We maintain other office locations in Amsterdam, Atlanta, Baltimore, Beijing, Boston, Chengdu, Chicago, Dallas, Delhi, Frankfurt, Los Angeles, Madrid, Menlo Park, Mumbai, Nagoya, Narita, New Jersey, New York, Osaka, Paris, Seoul, Shanghai, Shenzhen, Singapore, Tokyo, Toronto, Vancouver and Warsaw. As of June 30, 2008, we employed 586 individuals: 205 in our San Francisco headquarters, 58 in our Boston office, 55 in our Tokyo office, 53 in our Amsterdam office and the remainder in our other offices. Our website address is http://www.amb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. Our Corporate Governance Principles and Code of Business Conduct are also posted on our website. Information contained on our website is not and should not be deemed a part of this report or any other report or filing filed with the SEC.

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

Growth Strategies

Growth through Operations

We seek to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at our properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. During the three months ended June 30, 2008, rent on renewed and re-leased space in our operating portfolio increased 2.0%, on an owned and managed basis. This amount excludes expense reimbursements, rental abatements, percentage rents and straight-line rents. During the three months ended June 30, 2008, cash-basis same store net operating income, including lease termination fees, increased by 3.3%, on an owned and managed basis, and 3.7% excluding lease termination fees. Rental rates on lease renewals and rollovers in our portfolio increased 4.3% for the trailing four quarters ended June 30, 2008. During the six months ended June 30, 2008, cash-basis same store net operating income, including lease termination fees, increased by 5.4%, on an owned and managed basis, and 5.5% excluding lease termination fees. We believe it is important to view real estate as a long-term investment, however, our past results are not necessarily an indication of our future performance. See “Supplemental Earnings Measures” for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income and Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements” for detailed segment information, including revenue attributable to each segment, gross investment in each segment and total assets.

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

Growth through Co-Investments

We co-invest in properties with private capital investors through partnerships, limited liability companies or co-investment ventures. Our co-investment ventures are managed by our private capital group and typically operate under the same investment strategy that we apply to our other operations. Generally, we will own a 10-50% interest in our co-investment ventures. We expect our co-investment program will continue to serve as a source of capital for acquisitions and developments; however, we cannot assure you that it will continue to do so. In addition, our co-investment ventures typically allow us to earn acquisition and development fees, asset management fees or priority distributions, as well as promoted interests or incentive distributions based on the performance of the co-investment ventures. As of June 30, 2008, we owned approximately 89.9 million square feet of our properties (57.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures.

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

As of June 30, 2008, the same store industrial pool consisted of properties aggregating approximately 101.1 million square feet. The properties acquired during the three months ended June 30, 2008, consisted of three properties, aggregating approximately 0.7 million square feet. During the three months ended June 30, 2007, our acquisitions consisted of three properties, aggregating approximately 0.2 million square feet. During the three months ended June 30, 2008, property divestitures and contributions consisted of six properties, aggregating approximately 1.9 million square feet. During the three months ended June 30, 2007, property divestitures and contributions consisted of 11 properties, aggregating approximately 5.8 million square feet. The properties acquired during the six months ended June 30, 2008, consisted of six properties, aggregating approximately 1.7 million square feet. During the six months ended June 30, 2007, our acquisitions consisted of four properties, aggregating approximately 0.4 million square feet. During the six months ended June 30, 2008, property divestitures and contributions consisted of ten properties, aggregating approximately 3.2 million square feet. During the six months ended June 30, 2007, property divestitures and contributions consisted of 14 properties, aggregating approximately 6.4 million square feet. Our future financial condition and results of operations, including rental revenues, may be impacted by the acquisition of additional properties and dispositions. Our future revenues and expenses may vary materially from historical results.

For the Three Months Ended June 30, 2008 and 2007 (dollars in millions):

	For the Three Months Ended June 30,
Revenues	2008	2007	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$140.3	$139.2	$1.1	0.8%
2007 acquisitions	0.3	—	0.3	100.0%
Development	2.9	0.6	2.3	383.3%
Other industrial	2.9	0.9	2.0	222.2%
Non-U.S. industrial	21.5	18.2	3.3	18.1%

Total rental revenues	167.9	158.9	9.0	5.7%
Private capital revenues	41.4	8.5	32.9	387.1%

Total revenues	$209.3	$167.4	$41.9	25.0%

U.S. industrial same store rental revenues increased $1.1 million from the prior year for the three-month period due primarily to higher rent levels during the second quarter of 2008. U.S. industrial 2007 acquisition rental revenues increased $0.3 million from the prior year for the three-month period as the properties acquired during the three months ended June 30, 2007, consisted of three properties, aggregating approximately 0.2 million square feet, while the properties acquired during the full year 2007, representing rental revenues for the three months ended June 30, 2008, consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in rental revenues from development is primarily due to an increase in the number of projects in our development pipeline and increased occupancy at several of our development projects where development activities have been substantially completed. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in revenues from non-U.S. industrial properties was primarily due to the acquisition of 1.7 million square feet of operating properties during 2008. The increase in private capital revenues of $32.9 million was primarily due to the recognition of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P., and an increase in asset management fees as a result of an increase in total assets under management, partially offset by a decrease in acquisition fees.

	For the Three Months Ended June 30,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$25.7	$24.0	$1.7	7.1%
Real estate taxes	22.4	18.6	3.8	20.4%

Total property operating costs	$48.1	$42.6	$5.5	12.9%

Property operating costs
U.S. industrial:
Same store	$38.9	$38.1	$0.8	2.1%
2007 acquisitions	0.1	—	0.1	100.0%
Development	1.4	0.5	0.9	180.0%
Other industrial	1.4	0.3	1.1	366.7%
Non-U.S. industrial	6.3	3.7	2.6	70.3%

Total property operating costs	48.1	42.6	5.5	12.9%
Depreciation and amortization	40.8	40.1	0.7	1.7%
General and administrative	33.8	30.3	3.5	11.6%
Fund costs	0.4	0.3	0.1	33.3%
Other expenses	1.4	1.1	0.3	27.3%

Total costs and expenses	$124.5	$114.4	$10.1	8.8%

Same store properties’ operating expenses increased $0.8 million from the prior year for the three-month period primarily due to increased real estate taxes and road and grounds expense, partially offset by decreases in insurance and rent expenses. U.S. industrial 2007 acquisition property operating costs increased $0.1 million from the prior year for the three-month period as the properties acquired during the three months ended June 30, 2007, consisted of three properties, aggregating approximately 0.2 million square feet, while the properties acquired during the full year 2007, representing operating costs for the three months ended June 30, 2008, consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in development operating costs is primarily due to an increase in the number of projects in our development pipeline and increased operations in certain development projects that have been substantially completed. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in property operating costs for non-U.S. industrial properties was primarily due to the acquisition of 1.7 million square feet of operating properties during 2008. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate year over year. The increase in general and administrative expenses is primarily due to an increase in personnel costs, resulting from increased employee headcount.

	For the Three Months Ended June 30,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$30.4	$29.0	$1.4	4.8%
Gains from dispositions of real estate interests, net	—	74.7	(74.7)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	6.1	1.7	4.4	258.8%
Other income	1.9	6.5	(4.6)	(70.8)%
Interest expense, including amortization	(36.6)	(33.1)	3.5	10.6%

Total other income and (expenses), net	$1.8	$78.8	$(77.0)	97.7%

Development profits represent gains from the sale or contribution of development projects including land. During the three months ended June 30, 2008, we sold two completed development projects totaling 0.1 million square feet for approximately $4.2 million, resulting in an after-tax gain of $1.3 million. In addition, we contributed one completed development project totaling 0.4 million square feet into AMB Institutional Alliance Fund III, L.P., two completed development projects totaling 0.9 million square feet into AMB SGP-Mexico, LLC and one completed development project totaling 0.5 million square feet into AMB Japan Fund, L.P., all unconsolidated co-investment ventures, for a total of $215.3 million. As a result of these contributions, we recognized an aggregate after-tax gain of $29.1 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended June 30, 2007, we sold three development projects, totaling approximately 0.2 million square feet for $20.9 million, resulting in an after-tax gain of $3.0 million. During the three months ended June 30, 2007, we contributed three completed development projects totaling approximately 0.7 million square feet into AMB Institutional Alliance Fund III, L.P., and three completed development projects totaling 0.5 million square feet into our then newly formed AMB Europe Fund I, FCP-FIS, both unconsolidated co-investment ventures, for a total of $138.5 million. As a result of these contributions, we recognized an aggregate after-tax gain of $26.0 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the three months ended June 30, 2007, we also contributed 4.2 million square feet in operating properties to our then newly formed unconsolidated co-investment venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture, and contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P. for a total of approximately $520.3 million. As a result of these contributions, we recognized gains from the contribution of real estate interests of approximately $74.7 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. The increase in equity in earnings of unconsolidated co-investment ventures of approximately $4.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to growth in our assets under management. Other income decreased approximately $4.6 million from the prior year for the three-month period due primarily to foreign exchange loss and a decrease in interest income. Interest expense increased $3.4 million as result of increased total consolidated debt at June 30, 2008.

	For the Three Months Ended June 30,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.3	$2.0	$(1.7)	(85.0)%
Development gains and gains from dispositions of real estate, net of taxes and minority interests	0.8	0.4	0.4	100.0%

Total discontinued operations	$1.1	$2.4	$(1.3)	(54.2)%

During the three months ended June 30, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million. In addition, during the three months ended June 30, 2008, we recognized approximately $0.1 million in gains resulting primarily from the additional value received from prior dispositions. During the three months ended June 30, 2007 we did not divest ourselves of any industrial properties. The gains from dispositions of $0.4 million for the three months ended June 30, 2007 resulted primarily from the additional value received from prior dispositions.

	For the Three Months Ended June 30,
Preferred Stock	2008	2007	$ Change	% Change

Preferred stock dividends	$(4.0)	$(4.0)	$—	—%
Preferred unit redemption (issuance costs) discount	—	(2.9)	(2.9)	(100.0)%

Total preferred stock	$(4.0)	$(6.9)	$(2.9)	42.0%

On April 17, 2007, the operating partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase during the three months ended June 30, 2007, we recognized a reduction of income available to common stockholders of $2.9 million for the original issuance costs. No repurchases were made during the three months ended June 30, 2008.

For the Six Months Ended June 30, 2008 and 2007 (dollars in millions):

	For the Six Months Ended June 30,
Revenues	2008	2007	$ Change	% Change

Rental revenues
U.S. industrial:
Same store	$289.8	$278.9	$10.9	3.9%
2007 acquisitions	0.8	—	0.8	100.0%
Development	5.1	2.4	2.7	112.5%
Other industrial	5.0	1.9	3.1	163.2%
Non-U.S. industrial	33.8	33.8	—	—%

Total rental revenues	334.5	317.0	17.5	5.5%
Private capital revenues	51.3	14.4	36.9	256.3%

Total revenues	$385.8	$331.4	$54.4	16.4%

U.S. industrial same store rental revenues increased $10.9 million from the prior year for the six-month period due primarily to higher rent levels. U.S. industrial 2007 acquisition rental revenues increased $0.8 million from the prior year for the six-month period as the properties acquired during the six months ended June 30, 2007, consisted of four properties, aggregating approximately 0.4 million square feet, while the properties acquired during the full year 2007, representing rental revenues for the six months ended June 30, 2008, consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in rental revenues from development was primarily due to increased occupancy at several of our development projects where development activities have been substantially completed. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in private capital revenues of $36.9 million was primarily due to the receipt of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P. and an incentive distribution of $1.0 million in connection with the sale of the partnership interests in AMB/Erie, L.P., including the final real estate asset to AMB Institutional Alliance Fund III, L.P., and an increase in asset management fees as a result of an increase in total assets under management, partially offset by a decrease in acquisition fees.

	For the Six Months Ended June 30,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$51.0	$49.0	$2.0	4.1%
Real estate taxes	43.2	37.1	6.1	16.4%

Total property operating costs	$94.2	$86.1	$8.1	9.4%

Property operating costs
U.S. industrial:
Same store	$78.6	$77.4	$1.2	1.6%
2007 acquisitions	0.2	—	0.2	100.0%
Development	2.3	1.1	1.2	109.1%
Other industrial	2.7	0.6	2.1	350.0%
Non-U.S. industrial	10.4	7.0	3.4	48.6%

Total property operating costs	94.2	86.1	8.1	9.4%
Depreciation and amortization	82.5	80.6	1.9	2.4%
General and administrative	68.9	60.1	8.8	14.6%
Fund costs	0.6	0.5	0.1	20.0%
Impairment losses	—	0.3	(0.3)	(100.0)%
Other expenses	1.4	2.0	(0.6)	(30.0)%

Total costs and expenses	$247.6	$229.6	$18.0	7.8%

Same store properties’ operating expenses increased $1.2 million from the prior year for the six-month period primarily due to increased real estate taxes and road and grounds expenses, partially offset by decreases in insurance and rent expenses. U.S. industrial 2007 acquisition property operating costs increased $0.2 million from the prior year for the six-month period as the properties acquired during the six months ended June 30, 2007, consisted of four properties, aggregating approximately 0.4 million square feet, while the properties acquired during the full the year 2007, representing operating costs for the six months ended June 30, 2008, consisted of seven properties, aggregating approximately 0.7 million square feet. The increase in development operating costs is primarily due to increased operations in certain development projects that have been substantially completed. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, and accordingly are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation and are not yet part of the same store operating pool of properties. The increase in property operating costs for non-U.S. industrial properties was primarily due to the acquisition of 1.7 million square feet of operating properties during 2008. The increase in depreciation and amortization expense was due to the increase in our net investment in real estate year over year. The increase in general and administrative expenses is primarily due to an increase in personnel costs, resulting from increased employee headcount. The impairment loss during the quarter ended June 30, 2007 was taken on a non-core asset as a result of decreased leasing activities and changes in the economic environment.

	For the Six Months Ended June 30,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$48.2	$41.2	$7.0	17.0%
Gains from dispositions of real estate interests, net	20.0	74.8	(54.8)	(73.3)%
Equity in earnings of unconsolidated joint ventures, net	9.0	3.9	5.1	130.8%
Other income	6.3	12.0	(5.7)	(47.5)%
Interest expense, including amortization	(67.5)	(67.5)	—	—%

Total other income and (expenses), net	$16.0	$64.4	$(48.4)	75.2%

Development profits represent gains from the sale or contribution of development projects including land. During the six months ended June 30, 2008, we sold three completed development projects totaling 0.1 million square feet for approximately $13.0 million, resulting in an after-tax gain of $2.3 million. In addition, we contributed three completed development projects totaling 1.4 million square feet into AMB Institutional Alliance Fund III, L.P., one completed development project totaling 0.5 million square feet into AMB Japan Fund I, L.P., one completed development project totaling 0.1 million square feet into AMB Europe Fund I, FCP-FIS, and two completed development projects totaling 0.9 million square feet into AMB SGP-Mexico LLC, all unconsolidated co-investment ventures, for a total of $328.0 million. As a result of these contributions, we recognized an aggregate after-tax gain of $46.0 million representing the portion of our interest in the contributed properties acquired by the third-party co-investors for cash. During the six months ended June 30, 2007, we sold five completed development projects totaling 0.3 million square feet for approximately $45.6 million, resulting in an after-tax gain of $6.3 million. In addition, we contributed eight completed development projects totaling 1.7 million square feet and two land parcels into AMB Institutional Alliance Fund III, L.P., AMB-SGP Mexico, LLC, our then newly formed AMB Europe Fund I, FCP-FIS and AMB DFS Fund I, LLC, four of our unconsolidated co-investment ventures. As a result of these contributions, we recognized an aggregate after-tax gain of $34.9 million representing the portion of our interest in the contributed assets acquired by the third-party co-investors for cash. During the six months ended June 30, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, we recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the six months ended June 30, 2007, we also contributed 4.2 million square feet in operating properties, to our then newly formed unconsolidated co-investment joint venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment joint venture, contributed a 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P., and contributed an operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, we recognized gains from contribution of real estate interests of approximately $74.8 million, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. The increase in equity in earnings of unconsolidated co- investment ventures of approximately $5.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to growth in our assets under management. Other income decreased approximately $5.7 million from the prior year for the six-month period due primarily to foreign exchange loss and a decrease in interest income.

	For the Six Months Ended June 30,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations, net of minority interests	$0.3	$4.9	$(4.6)	(93.9)%
Development gains and gains from dispositions of real estate, net of taxes and minority interests	2.2	0.4	1.8	450.0%

Total discontinued operations	$2.5	$5.3	$(2.8)	(52.8)%

During the six months ended June 30, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and we also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the six months ended June 30, 2008, we recognized approximately $0.4 million in gains resulting primarily from the additional value received from prior dispositions. During the three and six months ended June 30, 2007, we did not divest ourselves of any industrial properties. The gains from dispositions of $0.4 million for the six months ended June 30, 2007, resulted primarily from the additional value received from prior dispositions.

	For the Six Months Ended
	June 30,
Preferred Stock	2008	2007	$ Change	% Change

Preferred stock dividends	$(8.0)	$(7.9)	$0.1	1.3%
Preferred unit redemption (issuance costs) discount	—	(2.9)	(2.9)	(100.0)%

Total preferred stock	$(8.0)	$(10.8)	$(2.8)	25.9%

On April 17, 2007, the operating partnership redeemed all 800,000 of its outstanding 7.95% Series J Cumulative Redeemable Preferred Limited Partnership Units and all 800,000 of its outstanding 7.95% Series K Cumulative Redeemable Preferred Limited Partnership Units. In addition, AMB Property II, L.P., one of our subsidiaries, repurchased all 510,000 of its outstanding 8.00% Series I Cumulative Redeemable Preferred Limited Partnership Units. As a result of the redemptions and repurchase, we recognized a reduction of income available to common stockholders of $2.9 million for the original issuance costs during the six months ended June 30, 2007. No repurchases were made during the six months ended June 30, 2008.

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

We currently expect that our principal sources of working capital and funding for acquisitions, development, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to our co-investment ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	borrowings under our unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by our subsidiaries); and

•	proceeds from equity (common and preferred) or debt securities offerings.

We currently expect that our principal funding requirements will include:

•	development, expansion and renovation of properties;

•	acquisitions;

•	debt service;

•	dividends and distributions on outstanding common and preferred stock and limited partnership units; and

•	working capital.

Cash Flows.  For the six months ended June 30, 2008, cash provided by operating activities was $127.6 million as compared to $131.6 million for the same period in 2007. This change is primarily due to gains from sales and contributions of real estate interests, net, and changes in our asset and liabilities offset by an increase in operating distributions received by unconsolidated co-investment ventures. Cash used in investing activities was $397.0 million for the six months ended June 30, 2008, as compared to cash used for investing activities of $252.2 million for the same period in 2007. This change is primarily due to an increase in cash used for property acquisitions offset by changes in loans made to affiliates and a decrease in net proceeds from divestiture of real estate and securities. Cash provided by financing activities was $384.5 million for the six months ended June 30, 2008, as compared to cash provided by financing activities of $177.3 million for the same period in 2007. This change is due primarily to an increase in borrowings on other debt and credit facilities. This activity was partially offset by the repurchase and retirement of common stock.

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

Capital Resources

Development Completions.  Development completions are generally defined as properties that are substantially complete and 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions during the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Placed in Operations:
Number of projects	1	—	1	1
Square feet	396,710	—	396,710	179,400
Investment	$17,396	$—	$17,396	$10,657
Sold:
Number of projects	—	2	2	5
Square feet	—	153,770	115,664	325,907
Investment	$—	$12,376	$26,249	$35,936
Contributed:
Number of projects	1	1	1	3
Square feet	406,156	388,000	406,156	708,164
Investment	$21,572	$23,417	$21,572	$42,071
Held for Sale or Contribution:
Number of projects	7	6	10	7
Square feet	3,335,886	1,639,928	4,005,826	1,844,680
Investment	$373,634	$190,152	$461,492	$205,036

Total:
Number of projects	9	9	14	16
Square feet	4,138,752	2,181,698	4,924,356	3,058,151
Investment	$412,602	$225,945	$526,709	$293,700

Development sales activity during the three and six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Number of completed development projects	2	3	3	5
Square feet	19,573	180,104	59,932	325,907
Gross sales price	$4,219	$20,915	$12,996	$45,613
Development gains, net of taxes	$1,253	$2,970	$2,268	$6,273

Development contribution activity during the three and six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Total number of contributed development assets	4	6	7	10
Total square feet	1,896,518	1,155,974	3,010,596	1,671,488
Development gains, net of taxes	$29,149	$26,026	$45,954	$34,915

Property Divestitures.  During the three months ended June 30, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million. In addition, during the three months ended June 30, 2008, we recognized approximately $0.1 million in gains resulting primarily from the additional value received from prior dispositions. During the six months ended June 30, 2008, we sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million, and we also recognized a deferred gain of approximately $1.1 million on the divestiture of one industrial building, aggregating approximately 0.1 million square feet, for a price of $3.5 million, which was disposed of on December 31, 2007. In addition, during the six months ended June 30, 2008, we recognized approximately $0.4 million in gains resulting primarily from the additional value received from the disposition of properties in 2007 and 2005. During the three and six months ended June 30, 2007, we did not divest ourselves of any industrial properties.

Gains from Sale or Contribution of Real Estate Interests.  During the six months ended June 30, 2008, we contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. We recognized a gain of $20.0 million on the contribution, representing the portion of our interest in the contributed property acquired by the third-party investors for cash. During the three months ended June 30, 2007, we contributed approximately 4.2 million square feet in operating properties, to our then newly formed unconsolidated co-investment venture, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture, and contributed an approximate 0.2 million square foot operating property into AMB Institutional Alliance Fund III, L.P. for a total of approximately $520.3 million. We recognized a gain of $74.7 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash. During the six months ended June 30, 2007, we contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. We recognized gains of $74.8 million on the contributions, representing the portion of our interest in the contributed properties acquired by the third-party investors for cash.

Properties Held for Contribution.  As of June 30, 2008, we held for contribution to co-investment ventures 30 properties with an aggregate net book value of $1.4 billion which, when contributed, will reduce our average ownership interest in these projects from approximately 90% to an expected range of 15-20%.

Properties Held for Divestiture.  As of June 30, 2008, we held for divestiture nine industrial projects with an aggregate net book value of $85.0 million. These properties either are not in our core markets or do not meet our current investment objectives, or are included as part of our development-for-sale or value-added conversion programs. The divestitures of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for divestiture are stated at the lower of cost or estimated fair value less costs to sell.

Co-investment Ventures.  Through the operating partnership, we enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. We hold interests in both consolidated and unconsolidated joint ventures. We determine consolidation based on standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46) or EITF Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights and SOP 78-9, Accounting for Investments in Real Estate Ventures. For joint ventures that are variable interest entities as defined under FIN 46 where we are not the primary beneficiary, we do not consolidate the joint venture for financial reporting purposes. Based on the guidance set forth in EITF 04-5, we consolidate certain joint venture investments because we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. We are the general partner (or equivalent of a general partner in entities not structured as partnerships) in a number of our consolidated joint venture investments. In all such cases, the limited partners in such investments (or equivalent of limited partners in such investments which are not structured as partnerships) do not have rights described in EITF 04-5, which would preclude consolidation. We consolidate certain other joint ventures where we are not the general partner (or equivalent of a general partner in entities not structured as partnerships) because we have control over those entities through majority ownership, retention of the majority of economics, and a combination of substantive kick-out rights and/or substantive participating rights. For joint ventures under EITF 04-5 where we do not exercise significant control over major operating and management decisions, but where we exercise significant influence, we use the equity method of accounting and do not consolidate the joint venture for financial reporting purposes. In such unconsolidated joint ventures, either we are not the general partner (or general partner equivalent) and do not hold sufficient capital or any rights that would require consolidation or, alternatively, we are the general partner (or the general partner equivalent) and the other partners (or equivalent) hold substantive participating rights that override the presumption of control.

Third-party equity interests in the consolidated co-investment ventures are reflected as minority interests in the consolidated financial statements. As of June 30, 2008, we owned approximately 89.9 million square feet of our properties (57.8% of the total operating and development portfolio) through our consolidated and unconsolidated co-investment ventures. We may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plan to do so.

The following table summarizes our significant consolidated co-investment ventures at June 30, 2008 (dollars in thousands):

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

In March 2008, the partners of AMB/Erie, L.P., sold their interest in the partnership to AMB Institutional Alliance Fund III, L.P., including its final real estate asset.

The following table summarizes our significant unconsolidated co-investment ventures at June 30, 2008 (dollars in thousands):

		Approximate
Unconsolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.(2)(3)	AMB Institutional Alliance REIT III, Inc.	17%	$2,878,000
AMB Europe Fund I, FCP-FIS(3)(4)	Institutional investors	21%	$1,515,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$1,681,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte. Ltd.	20%	$704,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$422,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(3)	The planned capitalization of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end, and the investment capacity represents estimated capacity based on the funds’ current cash and leverage limitations as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The fund is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at June 30, 2008.

(5)	AMB Japan Fund I, L.P. is a co-investment partnership formed in 2005 with institutional investors. The fund is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at June 30, 2008.

(6)	AMB-SGP Mexico, LLC is a co-investment partnership formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment partnership formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

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

As of June 30, 2008, we also had an approximate 58% consolidated interest in G. Accion, a Mexican real estate company. G. Accion owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, we acquired approximately 19% of additional equity interest in G. Accion, increasing our equity interest from 39% to 58%. Through our investment in G. Accion, we hold an equity interest in various other unconsolidated ventures totaling approximately $24.5 million. In addition, as of June 30, 2008, one of our subsidiaries also had an approximate 5% interest in IAT Air Cargo Facilities Income Fund (IAT), a Canadian income trust specializing in aviation-related real estate at Canada’s international airports. These equity investments of approximately $1.9 million and $2.1 million, respectively, are included in other assets on the consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

Common and Preferred Equity.  We have authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of June 30, 2008: 1,595,337 shares of series D cumulative redeemable preferred, of which none are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

In December 2007, our board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of our common stock. During the six months ended June 30, 2008, we repurchased approximately 1.8 million shares of our common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. We have the authorization to repurchase up to an additional $112.3 million of our common stock under this program.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, we presently intend over the long term to operate with an our share of total debt-to-our share of total market capitalization ratio of approximately 45% or less. As of June 30, 2008, our share of total debt-to-our share of total market capitalization ratio was 42.1%. (See footnote 1 to the Capitalization Ratios table below for our definitions of “our share of total market capitalization,” “market equity” and “our share of total debt.”) However, we typically finance our co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per our co-investment venture agreements. Additionally, we currently intend to manage our capitalization in order to maintain an investment grade rating on our senior unsecured debt. Regardless of these policies, however, our organizational documents do not limit the amount of indebtedness that we may incur. Accordingly, our management could alter or eliminate these policies without stockholder approval or circumstances could arise that could render us unable to comply with these policies.

As of June 30, 2008, the aggregate principal amount of our secured debt was $1.5 billion, excluding unamortized debt premiums of $3.5 million. Of the $1.5 billion of secured debt, $1.1 billion is secured by properties in our joint ventures. The secured debt is generally non-recourse and bears interest at rates varying from 1.1% to 10.4% per annum (with a weighted average rate of 5.3%) and final maturity dates ranging from July 2008 (extended to July 2009) to February 2024. As of June 30, 2008, $1.0 billion of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 6.3%, while the remaining $447.6 million bear interest at variable rates (with a weighted average interest rate of 3.0%).

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is one of our subsidiaries, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which matures on March 5, 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second is a $40.0 million note with an interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has a principal of $84 million and a fixed interest rate of 5.90%. The fourth note has a principal of $21.0 million and bears interest at a rate of 135.0 basis points above the one-month LIBOR rate.

As of June 30, 2008, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.0% and had an average term of 4.6 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. In March 2008, the operating partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of June 30, 2008, with a weighted average interest rate of 3.5%. In February 2008, the operating partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the operating partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4%, which had a $100 million balance outstanding as of June 30, 2008.

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

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which bore a weighted average interest rate of 4.9% at June 30, 2008. This facility matures on June 1, 2010. We are a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option and can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, based on the operating partnership’s long-term debt rating, which was 42.5 basis points as of June 30, 2008, with an annual facility fee of 15.0 basis points. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2008, was $111.9 million and the remaining amount available was $408.9 million, net of outstanding letters of credit of $29.2 million.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at June 30, 2008, equaled approximately $517.8 million U.S. dollars and bore a weighted average interest rate of 1.1%. We, along with the operating partnership, guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly own an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option. The extension option is subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which is based on the credit rating of the operating partnership’s long-term debt and was 42.5 basis points as of June 30, 2008. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15 basis points of the outstanding commitments under the facility as of June 30, 2008. As of June 30, 2008, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2008, was $404.7 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On July 16, 2007, certain of our wholly-owned subsidiaries and the operating partnership, each acting as a borrower, with us and the operating partnership as guarantors, entered into a fifth amended and restated revolving credit agreement for a $500.0 million unsecured revolving credit facility that replaced the existing $250.0 million unsecured revolving credit facility. The fifth amended and restated credit facility amends the fourth amended and restated credit facility to, among other things, increase the facility amount to $500.0 million with an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. We, along with the operating partnership, guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to our credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011 and carries a one-year extension option, can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, based on the credit rating of the operating partnership’s senior unsecured long-term debt, which was 60.0 basis points as of June 30, 2008, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2008, the outstanding balance on this credit facility was approximately $399.9 million and bore a weighted average interest rate of 3.5%. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

On June 12, 2007, AMB Europe Fund I, FCP-FIS assumed, and we were released from all of our obligations and liabilities under a 328.0 million Euro facility agreement. On June 12, 2007, there were 267.0 million Euros (approximately $355.2 million in U.S. dollars, using the exchange rate at June 12, 2007) of term loans and no acquisition loans outstanding under the facility agreement.

The tables below summarize our debt maturities and capitalization and reconcile our share of total debt to total consolidated debt as of June 30, 2008 (dollars in thousands):

	Our	Joint	Unsecured
	Secured	Venture	Senior	Credit	Other		Total
	Debt	Debt	Debt	Facilities(1)	Debt		Debt

2008	$94,097	$47,375	$—	$—	$112,377		$253,849
2009	123,718	133,848	100,000	—	325,873		683,439
2010	65,905	114,064	250,000	516,530	941		947,440
2011	115	204,806	75,000	399,955	1,014		680,890
2012	4,463	459,496	—	—	61,093	(4)	525,052
2013	4,248	59,448	500,000	—	65,920	(5)	629,616
2014	4,380	4,102	—	—	616		9,098
2015	4,516	18,806	112,491	—	664		136,477
2016	4,657	54,795	—	—	—		59,452
2017	36,980	1,973	—	—	—		38,953
Thereafter	—	36,120	125,000	—	—		161,120

Subtotal	$343,079	$1,134,833	$1,162,491	$916,485	$568,498		$4,125,386
Unamortized premiums/(discount)	819	2,691	(9,221)	—	—		(5,711)

Total consolidated debt	$343,898	$1,137,524	$1,153,270	$916,485	$568,498		$4,119,675
AMB’s share of unconsolidated co-investment venture debt(2)	—	629,040	—	—	32,626		661,666

Total debt(3)	$343,898	$1,766,564	$1,153,270	$916,485	$601,124		$4,781,341
Co-investment venture partners’ share of consolidated debt(3)	—	(720,336)	—	—	(100,000)		(820,336)

Our share of total debt(3)	$343,898	$1,046,228	$1,153,270	$916,485	$501,124		$3,961,005

Weighted average interest rate	3.4%	5.9%	6.0%	2.6%	3.9%		4.7%
Weighted average maturity (years)	2.3	3.9	4.6	2.4	1.8		3.3

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $404.7 million, $351.9 million, $111.9 million and $48.0 million in Yen, Canadian dollar, Euros and Singapore dollar-based borrowings outstanding at June 30, 2008, respectively, translated to U.S. dollars using the foreign exchange rates in effect on June 30, 2008.

(2)	The weighted average interest and average maturity for the unconsolidated co-investment venture debt were 4.8% and 5.4 years, respectively.

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

(4)	Maturity includes $60.0 million balance outstanding on a $70.0 million non-recourse credit facility obtained by AMB Institutional Alliance Fund II, L.P.

(5)	Maturity includes $65.0 million balance outstanding on a $65.0 million non-recourse credit facility obtained by AMB Partners II, L.P.

Market Equity as of June 30, 2008
	Shares/Units		Market	Market
Security	Outstanding		Price	Value

Common stock	97,998,672	(3)	$50.38	$4,937,173
Common limited partnership units(1)	3,970,128		50.38	200,015

Total	101,968,800			$5,137,188

Total options outstanding				6,452,724
Dilutive effect of stock options and restricted stock(2)				2,349,313

(1)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(2)	Computed using the treasury stock method and an average share price for AMB Property Corporation’s common stock of $56.46 for the quarter ended June 30, 2008.

(3)	Includes 893,381 shares of unvested restricted stock.

Preferred Stock and Units as of June 30, 2008
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% Series D Cumulative Redeemable Preferred Limited Partnership Units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Capitalization Ratios as of June 30, 2008

Total debt-to-total market capitalization(1)	46.7%
Our share of total debt-to-our share of total market capitalization(1)	42.1%
Total debt plus preferred-to-total market capitalization(1)	49.8%
Our share of total debt plus preferred-to-our share of total market capitalization(1)	45.4%
Our share of total debt-to-our share of total book capitalization(1)	57.8%

(1)	Our definition of “total market capitalization” is total debt plus preferred equity liquidation preferences plus market equity. Our definition of “our share of total market capitalization” is our share of total debt plus preferred equity liquidation preferences plus market equity. Our definition of “market equity” is the total number of outstanding shares of our common stock and common limited partnership units multiplied by the closing price per share of our common stock as of June 30, 2008. Our definition of “preferred” is preferred equity liquidation preferences. “Our share of total book capitalization” is defined as our share of total debt plus minority interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Our share of total debt” is the pro rata portion of the total debt based on our percentage of equity interest in each of the consolidated and unconsolidated co-investment ventures holding the debt. We believe that our share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze our leverage and to compare our leverage to that of other companies. In addition, it allows for a more meaningful comparison of our debt to that of other companies that do not consolidate their co-investment ventures. Our share of total debt is not intended to reflect our actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of our share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity

As of June 30, 2008, we had $339.8 million in cash and cash equivalents and $622.2 million of additional available borrowings under our credit facilities. As of June 30, 2008, we had $38.8 million in restricted cash.

Our board of directors declared a regular cash dividend for the quarter ended June 30, 2008 of $0.52 per share of common stock, and the operating partnership paid a regular cash distribution for the quarter ended June 30, 2008 of $0.52 per common unit. The dividends and distributions were paid on July 15, 2008 to stockholders and unitholders of record on July 3, 2008. The series L, M, O and P preferred stock dividends were paid on July 15, 2008 to stockholders of record on July 3, 2008. The following table sets forth the dividends and distributions paid or payable per share or unit for the three and six months ended June 30, 2008 and 2007:

		For the Three		For the Six
		Months		Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2008	2007	2008	2007

AMB Property Corporation	Common stock	$0.520	$0.500	$1.040	$1.000
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$0.856	$0.856
Operating Partnership	Common limited partnership units	$0.520	$0.500	$1.040	$1.000
Operating Partnership	Series J preferred units(1)	n/a	$0.011	n/a	$1.005
Operating Partnership	Series K preferred units(1)	n/a	$0.011	n/a	$1.005
AMB Property II, L.P.	Class B common limited partnership units	$0.520	$0.500	$1.040	$1.000
AMB Property II, L.P.	Series D preferred units	$0.898	$0.838	$1.795	$1.840
AMB Property II, L.P.	Series I preferred units(2)	n/a	$0.244	n/a	$1.244

(1)	In April 2007, the operating partnership redeemed all of its series J and series K preferred units.

(2)	In April 2007, AMB Property II, L.P. repurchased all of its series I preferred units.

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

Cash flows generated by our business were sufficient to cover our dividends and distributions for the three and six months ended June 30, 2008 and 2007. Cash flows from our real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in our Cash Flows from Operating Activities and cash flows from our real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in our Cash Flows from Investing Activities in our Consolidated Statements of Cash Flows, were sufficient to pay dividends on our common stock, distributions on the Company’s preferred stock and common and preferred limited partnership units of AMB Property, L.P. and AMB Property II, L.P. and distributions to minority interests for the three and six months ended June 30, 2008 and 2007. Cash Flows from Operating Activities alone were not sufficient to pay such dividends and distributions, as shown in the table below. We use proceeds from our businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of our real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities.

	For the Six Months
	Ended June 30,
Summary of Distributions Paid	2008	2007
	(dollars in thousands)

Net cash provided by operating activities	$127,596	$131,580
Dividends paid to common and preferred stockholders	(108,172)	(100,237)
Distributions to minority interests, including preferred units	(43,931)	(78,182)

Excess (shortfall) of net cash provided by operating activities over dividends and distributions paid	$(24,507)	$(46,839)

Net proceeds from divestiture of real estate	$327,516	$402,614

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$303,009	$355,775

Capital Commitments

Development starts, generally defined as projects where we have obtained building permits and have begun physical construction, during the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June		Ended June 30,
	2008	2007	2008	2007

The Americas:
Number of new development projects	6	8	10	11
Number of value-added conversion projects(1)	—	1	—	1
Square feet	2,215,980	2,505,154	3,337,757	3,088,322
Estimated total investment(1)	$158,865	$175,688	$244,073	$226,325
Europe:
Number of new development projects	1	—	1	—
Square feet	340,441	—	340,441	—
Estimated total investment(1)	$32,161	$—	$32,161	$—
Asia:
Number of new development projects	2	1	2	3
Square feet	694,315	685,757	694,315	2,027,859
Estimated total investment(1)	$56,651	$89,446	$56,651	$229,553

Total:
Number of new development projects	9	9	13	14
Number of value-added conversion projects	—	1	—	1
Square feet	3,250,736	3,190,911	4,372,513	5,116,181
Estimated total investment(1)	$247,677	$265,134	$332,885	$455,878

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of June 30, 2008 or 2007, as applicable.

Lease Commitments.  We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from one to 55 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  Through the operating partnership, we enter into co-investment ventures with institutional investors. These co-investment ventures are managed by our private capital group and provide us with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2008, we had investments in co-investment ventures with a gross book value of $1.9 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $302.3 million and a gross book value of $5.2 billion. As of June 30, 2008, we may make additional capital contributions to current and planned co-investment ventures of up to $123.0 million (using the exchange rates at June 30, 2008) pursuant to the terms of the co-investment venture agreements. From time to time, we may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, which invests through a private real estate investment partnership, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase our obligation to make additional capital commitments to these funds. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, we are obligated to contribute 20% of the total equity commitments until such time when our total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, our obligation is reduced to 10% of the total equity commitments. We expect to fund these contributions with cash from operations, borrowings under our credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect our cash flow.

Captive Insurance Company.  In December 2001, we formed a wholly owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of our overall risk management program. We capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience of our properties. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, we think that we have more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	claims of customers, vendors or other persons dealing with our predecessors prior to our formation or acquisition transactions that had not been asserted prior to our formation or acquisition transactions;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax liabilities.

Capital Deployment

Land acquisitions during the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

The Americas:
Acres	49	513	159	935
Estimated build out potential (square feet)	962,012	9,816,975	2,863,144	16,545,812
Investment(1)	$43,007	$59,403	$79,235	$100,196
Europe:
Acres	15	—	45	—
Estimated build out potential (square feet)	391,182	—	882,318	—
Investment(1)	$20,062	—	$24,373	—
Asia:
Acres	33	2	38	2
Estimated build out potential (square feet)	767,003	406,793	1,184,836	406,793
Investment(1)	$6,064	$13,000	$15,593	$13,000

Total:
Acres	97	515	242	937
Estimated build out potential (square feet)	2,120,197	10,223,768	4,930,298	16,952,605
Investment(1)	$69,133	$72,403	$119,201	$113,196

(1)	Includes acquisition and associated closing costs.

Acquisition activity during the three and six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	1	7	4	13
Square feet	119,839	1,337,425	997,611	2,829,416
Expected investment	$7,668	$124,223	$101,056	$228,518
Number of properties acquired by AMB Europe Fund I, FCP-FIS	2	4	3	4
Square feet	683,518	1,345,315	848,313	1,345,315
Expected investment	$86,476	$125,395	$154,499	$125,395
Number of properties acquired by AMB Japan Fund I, L.P.	—	1	—	2
Square feet	—	925,564	—	1,062,695
Expected investment	$—	$158,660	$—	$175,943
Number of properties acquired by AMB-SGP Mexico, LLC	—	3	—	3
Square feet	—	1,638,171	—	1,638,171
Expected investment	$—	$69,688	$—	$69,688
Number of properties acquired by AMB Partners II, L.P.	—	—	—	—
Square feet	—	—	—	—
Expected investment	$—	$—	$—	$—
Number of properties acquired by AMB Property, L.P.	3	3	6	4
Square feet	744,688	198,881	1,688,906	361,052
Expected investment	$52,071	$16,644	$135,544	$36,823

Total number of properties acquired	6	18	13	26
Total square feet	1,548,045	5,445,356	3,534,830	7,236,649
Total acquisition cost	$140,263	$487,589	$380,107	$624,554
Total acquisition capital	5,952	7,021	10,992	11,813

Total expected investment	$146,215	$494,610	$391,099	$636,367

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of June 30, 2008, we had provided approximately $37.3 million in letters of credit, of which $29.2 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with unsecured debt or contribution obligations as discussed in Part  I, Item 1: Notes 5 and 7 of the “Notes to Consolidated Financial Statements,” as of June 30, 2008, we had outstanding guarantees and contribution obligations in the aggregate amount of $729.0 million as described below.

As of June 30, 2008, we had outstanding guarantees in the amount of $37.1 million in connection with certain acquisitions. As of June 30, 2008, we also guaranteed $64.8 million and $175.0 million on outstanding loans on seven of our consolidated joint ventures and four of our unconsolidated joint ventures, respectively.

Also, we have entered into contribution agreements with certain of our unconsolidated co-investment ventures. These contribution agreements require us to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than our share of the co-investment venture’s debt obligation or the value of our share of any property securing such debt. Our contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. Our potential obligations under these contribution agreements total $228.4 million as of June 30, 2008.

On May 30, 2008, the operating partnership entered into a Euros 142,000,000 364-day multi-currency revolving facility agreement (approximately $223.7 million in U.S. dollars, using the exchange rate at June 30, 2008) and related guarantee as loan guarantor with our affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of our European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provides that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to Euros 142,000,000 (approximately $223.7 million in U.S. dollars, using the exchange rate at June 30, 2008) all of which are repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement are guaranteed by operating partnership. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS has indemnified the operating partnership for all of its obligations under the guarantee.

Performance and Surety Bonds.  As of June 30, 2008, we had outstanding performance and surety bonds in an aggregate amount of $14.2 million. These bonds were issued in connection with certain of our development projects and were posted to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations (“FFO”) and Funds From Operations Per Share and Unit (“FFOPS”).  We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, we consider funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of our operating performance. We define FFOPS as FFO per fully diluted weighted average share of our common stock and operating partnership units. We calculate FFO as net income, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive our pro rata share of FFO of consolidated and unconsolidated co-investment ventures. We do not adjust FFO to eliminate the effects of non-recurring charges. We include the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO. We believe that value-added conversion dispositions are in substance land sales and as such should be included in FFO, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in FFO. However, our interpretation of FFO or FFOPS may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (NAREIT) definition, and may not be comparable to FFO or FFOPS reported by other real estate investment trusts that interpret the current NAREIT definition differently than we do.

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

The following table reflects the calculation of FFO reconciled from net income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income available to common stockholders(1)	$73,067	$111,390	$112,047	$133,120
Gains from sale or contribution of real estate, net of minority interests	(803)	(75,091)	(22,169)	(75,262)
Depreciation and amortization:
Total depreciation and amortization	40,841	40,173	82,462	80,564
Discontinued operations’ depreciation	51	1,314	103	1,948
Non-real estate depreciation	(2,155)	(1,401)	(3,789)	(2,578)
Adjustments to derive FFO from consolidated co-investment ventures:
Co-investment venture partners’ minority interests (Net income)	6,103	7,912	25,047	14,904
Limited partnership unitholders’ minority interests (Net income)	1,740	3,928	2,719	4,321
Limited partnership unitholders’ minority interests (Development gains)	1,175	1,251	1,704	1,801
Discontinued operations’ minority interests (Net income)	9	253	396	526
FFO attributable to minority interests	(16,417)	(15,312)	(32,993)	(31,616)
Adjustments to derive FFO from unconsolidated joint ventures:
Our share of net income	(6,059)	(1,748)	(8,987)	(3,861)
Our share of FFO	12,276	5,805	21,138	11,480

Funds from operations	$109,828	$78,474	$177,678	$135,347

Basic FFO per common share and unit	$1.09	$0.76	$1.75	$1.35

Diluted FFO per common share and unit	$1.06	$0.74	$1.71	$1.32

Weighted average common shares and units:
Basic	101,055,221	103,382,918	101,407,966	100,193,117

Diluted	103,404,533	105,806,524	103,640,613	102,866,432

(1)	Includes gains from undepreciated land sales of $0.0 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and none for 2008.

SS NOI.  We believe that net income, as defined by GAAP, is the most appropriate earnings measure. However, we consider same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of our operating performance. Properties that are considered part of the same store pool include all properties that were owned, or owned and managed, as the case may be, as of the end of both the current and prior year reporting periods and exclude development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2006 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). In deriving SS NOI, we define net operating income as rental revenues, including reimbursements, less property operating expenses, both of which are calculated in accordance with GAAP. Property operating expenses exclude depreciation, amortization, general and administrative expenses and interest expense. In calculating cash-basis SS NOI, we exclude straight-line rents and amortization of lease intangibles from the calculation of SS NOI. We consider cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of our real estate portfolio excluding effects of non- cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, we believe that SS NOI and cash-basis SS NOI help the investing public compare our operating performance with that of other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expense, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Further, our computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating these measures.

The following table reconciles SS NOI and cash-basis SS NOI from net income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$77,019	$118,269	$119,951	$143,951
Private capital revenues	(41,413)	(8,518)	(51,336)	(14,443)
Depreciation and amortization	40,841	40,173	82,462	80,564
General and administrative	33,794	30,260	68,947	60,114
Fund costs	384	277	606	518
Impairment losses	—	—	—	257
Other expenses	1,422	1,139	1,330	2,051
Total other income and expenses	(1,815)	(78,772)	(16,007)	(64,381)
Total minority interests’ share of income	10,646	15,894	36,743	27,540
Total discontinued operations	(1,100)	(2,407)	(2,474)	(5,345)

Net Operating Income (NOI)	119,778	116,315	240,222	230,826
Less non same store NOI	(16,122)	(13,552)	(31,064)	(26,845)
Less non-cash adjustments(1)	(27)	(1,119)	(364)	(2,927)

Cash basis same store NOI	$103,629	$101,644	$208,794	$201,054

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of our owned and managed operating properties for the quarter ended June 30, 2008:

Operating Portfolio

Square feet owned(2)(3)	125,897,660
Occupancy percentage(3)	95.2%
Average occupancy percentage	94.6%
Weighted average lease terms (years):
Original	6.2
Remaining	3.5
Trailing four quarter tenant retention	70.4%
Trailing four quarter rent change on renewals and rollovers:(4)
Percentage	4.3%
Same space square footage commencing (millions)	19.1
Trailing four quarter second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.28
Re-tenanted	$3.37
Weighted average	$2.00
Square footage commencing (millions)	22.7

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	In addition to owned square feet as of June 30, 2008, we managed, but did not have an ownership interest in, approximately 0.4 million additional square feet of properties. As of June 30, 2008, one of our subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. As of June 30, 2008, we also had investments in 7.3 million square feet of operating properties through our investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of our global headquarters.

(3)	On a consolidated basis, we had approximately 79.9 million rentable square feet with an occupancy rate of 95.5% at June 30, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for our owned and managed same store operating properties as of and for the three and six months ended June 30, 2008:

	For the Three	For the Six
	Months Ended	Months Ended
Same Store Pool(2)	June 30, 2008	June 30, 2008

Square feet in same store pool(3)	101,123,122	101,123,122
% of total square feet	80.3%	80.3%
Occupancy percentage(3)	95.2%	95.2%
Average occupancy percentage	94.6%	94.6%
Weighted average lease terms (years):
Original	6.0	6.0
Remaining	3.1	3.1
Trailing four quarter tenant retention	70.4%	70.4%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	3.9%	3.9%
Same space square footage commencing (millions)	18.5	18.5
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	3.5%	4.8%
Expenses(5)	5.0%	5.1%
Net operating income(5)(6)	3.0%	4.7%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	4.0%	5.4%
Expenses(5)	5.0%	5.1%
Net operating income(5)(6)	3.7%	5.5%

(1)	Schedule includes owned and managed operating properties which we define as properties in which we have at least a 10% ownership interest, for which we are the property or asset manager, and which we currently intend to hold for the long-term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months) after December 31, 2006.

(3)	On a consolidated basis, we had approximately 75.3 million square feet with an occupancy rate of 95.4% at June 30, 2008.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former tenant’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended June 30, 2008, on a consolidated basis, the percentage change was 1.8%, 3.7% and 1.1%, respectively, for revenues, expenses and NOI (including straight-line rents) and 2.4%, 3.7% and 2.0%, respectively, for revenues, expenses and NOI (excluding straight-line rents). For the six months ended June 30, 2008, on a consolidated basis, the percentage change was 3.0%, 2.8% and 3.0%, respectively, for revenues, expenses and NOI (including straight-line rents) and 3.5%, 2.8% and 3.8%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

(6)	See Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of June 30, 2008, we had one outstanding interest rate swap and two outstanding foreign exchange forward contracts with an aggregate notional amount of $595.8 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with our fixed and variable rate debt outstanding before net unamortized debt discounts of $5.7 million as of June 30, 2008 (dollars in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt(1)	$123,280	$511,685	$419,766	$263,555	$449,749	$931,255	$2,699,290
Average interest rate	3.8%	4.0%	6.5%	6.7%	5.9%	6.2%	5.7%
Variable rate debt(2)	$130,569	$171,754	$527,674	$417,335	$75,303	$103,461	$1,426,096
Average interest rate	2.3%	2.9%	2.8%	2.7%	3.5%	3.6%	2.8%
Interest payments	$7,643	$25,569	$42,100	$28,869	$29,116	$61,671	$194,968

(1)	Represents 65.4% of all outstanding debt at June 30, 2008.

(2)	Represents 34.6% of all outstanding debt at June 30, 2008.

If market rates of interest on our variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on our variable rate debt would be $4.0 million (net of the swap) annually. As of June 30, 2008, the book value and the estimated fair value of our total consolidated debt (both secured and unsecured) was $4.1 billion and $4.1 billion, respectively, based on our estimate of current market interest rates.

As of June 30, 2008 and December 31, 2007, variable rate debt comprised 34.6% and 39.0%, respectively, of all our outstanding debt. Variable rate debt was $1.4 billion and $1.4 million, respectively, as of June 30, 2008 and December 31, 2007.

Financial Instruments.  We record all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. For revenues or expenses denominated in non-functional currencies, we may use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments in effect at June 30, 2008 were one interest rate swap hedging cash flows of variable rate borrowings based on U.S. Libor (USD) and two currency forward contracts hedging intercompany loans.

The following table summarizes our financial instruments as of June 30, 2008 (in thousands):

	Maturity Dates
	September 30,	September 27,	Notional	Fair
Related Derivatives (In thousands)	2008	2009	Amount	Value

Interest Rate Swaps USA
Notional Amount		$325,000	$325,000
Receive Floating (%)		1M US LIBOR
Pay Fixed Rate (%)		2.50%
Fair Market Value (USD)		$2,104		$2,104
Foreign Exchange Forward Contracts
FX Forward Contract, Euro:
Notional Amount (USD)	$181,566		$181,566
Forward Strike Rate	$1.5671
9/30/08 Forward Rate as of 6/30/2008	$1.5684
Fair Market Value (USD)	$(21)			$(21)
FX Forward Contract, GBP:
Notional Amount (USD)	$89,255		$89,255
Forward Strike Rate	$1.9900
9/30/08 Forward Rate as of 6/30/2008	$1.9789
Fair Market Value (USD)	$25			$25

Total			$595,821	$2,108

International Operations.  Our exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for our subsidiaries operating in the United States and Mexico. The functional currency for our subsidiaries operating outside the United States, other than Mexico, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. Our subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. We translate income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity and totaled $15.8 million for the six months ended June 30, 2008.

Our international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. We also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three and six months ended June 30, 2008, total unrealized and realized losses from remeasurement and translation included in our results of operations were $4.5 million and $3.5 million, respectively.

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

As of June 30, 2008, there were no material pending legal proceedings to which we are a party or of which any of our properties is the subject, the determination of which we anticipate would have a material effect upon our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and any amendments thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, our board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of our common stock. This plan expires on December 31, 2009. During the six months ended June 30, 2008, we repurchased approximately 1.8 million shares of our common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. We have the authorization to repurchase up to an additional $112.3 million of our common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 8, 2008, at which our stockholders voted to elect nine directors, who are listed below, to our Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	For	Against	Abstain

Hamid R. Moghadam	89,970,930	262,806	12,882
T. Robert Burke	89,995,573	237,929	13,116
David A. Cole	90,188,912	43,904	13,802
Lydia H. Kennard	88,749,383	1,419,134	78,101
J. Michael Losh	84,982,095	5,173,848	90,675
Frederick W. Reid	90,189,018	44,761	12,839
Jeffrey L. Skelton	89,347,344	886,453	12,821
Thomas W. Tusher	89,969,218	262,928	14,472
Carl B. Webb	89,813,265	420,826	12,527

At our Annual Meeting of Stockholders on May 8, 2008, our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm were as follows:

	For	Against	Absentions	Broker Non-votes

Ratification of PricewaterhouseCoopers LLP	88,187,005	2,050,057	9,556	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

4.1	$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee. (incorporated by reference to Exhibit 4.1 of AMB Property Corporation’s Current Report on Form 8-K filed on May 1, 2008).
10.1	AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent. (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on June 5, 2008).
10.2	Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent. (incorporated by reference to Exhibit 10.2 of AMB Property Corporation’s Current Report on Form 8-K filed on June 5, 2008).
10.3	Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à r.l. on behalf of AMB Europe Fund I FCP-FIS. (incorporated by reference to Exhibit 10.3 of AMB Property Corporation’s Current Report on Form 8-K filed on June 5, 2008).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 11, 2008.
32.1	18 U.S.C. § 1350 Certifications dated August 11, 2008. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: August 11, 2008