Form 10-Q
period 2009-06-30
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2009-08-07
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545 (AMB Property Corporation)
001-14245 (AMB Property, L.P.)

AMB Property Corporation
AMB Property, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (AMB Property Corporation) Delaware (AMB Property, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	94-3281941 94-3285362 (I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

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

AMB Property Corporation	Yes ☑ No ☐
AMB Property, L.P.	Yes ☑ No ☐

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
AMB Property Corporation:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
AMB Property, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

AMB Property Corporation	Yes ☐ No ☑
AMB Property, L.P.	Yes ☐ No ☑

As of August 5, 2009, there were 146,247,757 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2009 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of June 30, 2009, the parent company owned an approximate 97.7% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of June 30, 2009, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

The company believes combining the quarterly reports on Form 10-Q of the parent company and the operating partnership into this single report results in the following benefits:

•	enhancing investors’ understanding of the parent company and the operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the company’s disclosure applies to both the parent company and the operating partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the parent company and the operating partnership as one enterprise. The management of the parent company consists of the same members as the management of the operating partnership. These members are officers of the parent company and employees of the operating partnership.

There are few differences between the parent company and the operating partnership, which are reflected in the disclosure in this report. The company believes it is important to understand the differences between the parent company and the operating partnership in the context of how the parent company and the operating partnership operate as an interrelated consolidated company. The parent company is a real estate investment trust, whose only material asset is its ownership of partnership interests of the operating partnership. As a result, the parent company does not conduct business itself, other than acting as the sole general partner of the operating partnership, issuing public equity from time to time and guaranteeing certain debt of the operating partnership. The parent company itself does not hold any indebtedness but guarantees some of the secured debt of the operating partnership and all of the unsecured debt of the operating partnership, as disclosed in this report. The operating partnership holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. The operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the parent company, which are contributed to the operating partnership for partnership units, the operating partnership generates the capital required by the company’s business through the operating partnership’s operations, by the operating partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the operating partnership or its subsidiaries.

Noncontrolling interests and stockholder’s equity and partners’ capital are the main areas of difference between the consolidated financial statements of the parent company and those of the operating partnership. Noncontrolling interests in the operating partnership are interests that are not held by the parent company. The common limited partnership interests in the operating partnership are accounted for as partners’ capital in the operating partnership’s financial statements and in noncontrolling interests in the parent company’s financial statements. The noncontrolling interests in the operating partnership’s financial statements include the interests of joint venture partners, and preferred limited partnership unitholders and common limited partnership unitholders of AMB Property II, L.P., a subsidiary of the operating partnership. The noncontrolling interests in the parent company’s financial statements include the same noncontrolling interests at the operating partnership level and limited partnership unitholders of the operating partnership. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the parent company and operating partnership levels.

To help investors understand the significant differences between the parent company and the operating partnership, this report presents the following separate sections for each of the parent company and the operating partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Debt;

•	Noncontrolling Interests; and

•	Stockholders’ Equity of the Parent Company/Partners’ Capital of the Operating Partnership; and

•	Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the parent company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the parent company and operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

In order to highlight the differences between the parent company and the operating partnership, the separate sections in this report for the parent company and the operating partnership specifically refer to the parent company and the operating partnership. In the sections that combine disclosure of the parent company and the operating partnership, this report refers to actions or holdings as being actions or holdings of the company. Although the operating partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the company is appropriate because the business is one enterprise and the parent company operates the business through the operating partnership.

As general partner with control of the operating partnership, the parent company consolidates the operating partnership for financial reporting purposes, and the parent company does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of the parent company and the operating partnership are the same on their respective financial statements. The separate discussions of the parent company and the operating partnership in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements of AMB Property Corporation

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,049,168	$1,108,193
Land held for development	673,349	677,028
Buildings and improvements	3,604,945	3,525,871
Construction in progress	508,331	1,292,764

Total investments in properties	5,835,793	6,603,856
Accumulated depreciation and amortization	(1,014,490)	(970,737)

Net investments in properties	4,821,303	5,633,119
Investments in unconsolidated joint ventures	434,008	431,322
Properties held for sale or contribution, net	1,072,543	609,023

Net investments in real estate	6,327,854	6,673,464
Cash and cash equivalents	185,906	223,936
Restricted cash	23,439	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,565 and $10,682, respectively	142,288	160,528
Deferred financing costs, net	19,050	25,277
Other assets	186,711	191,148

Total assets	$6,885,248	$7,301,648

LIABILITIES AND EQUITY
Liabilities:
Secured debt	$1,383,862	$1,522,571
Unsecured senior debt	871,369	1,153,926
Unsecured credit facilities	594,942	920,850
Other debt	392,113	392,838

Total debt	3,242,286	3,990,185
Security deposits	50,841	59,093
Dividends payable	45,204	3,395
Accounts payable and other liabilities	255,004	282,771

Total liabilities	3,593,335	4,335,444
Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 146,253,416 and 98,469,872 issued and outstanding, respectively	1,459	981
Additional paid-in capital	2,734,993	2,241,802
Retained (deficit) earnings	(78,059)	26,869
Accumulated other comprehensive (loss) income	(10,503)	22,043

Total stockholders’ equity	2,871,302	2,515,107
Noncontrolling interests:
Joint venture partners	280,714	293,367
Preferred unitholders	77,561	77,561
Limited partnership unitholders	62,336	80,169

Total noncontrolling interests	420,611	451,097

Total equity	3,291,913	2,966,204

Total liabilities and equity	$6,885,248	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited, Dollars in thousands, except per		(Unaudited, Dollars in thousands, except per
	share amounts)		share amounts)

REVENUES
Rental revenues	$139,575	$161,127	$289,860	$321,323
Private capital revenues	7,795	41,413	19,490	51,336

Total revenues	147,370	202,540	309,350	372,659

COSTS AND EXPENSES
Property operating costs	(21,980)	(23,820)	(50,414)	(47,467)
Real estate taxes	(20,533)	(22,389)	(40,791)	(43,225)
Depreciation and amortization	(38,724)	(39,730)	(80,460)	(80,214)
General and administrative	(25,363)	(33,744)	(56,609)	(68,869)
Restructuring charges	(3,824)	—	(3,824)	—
Fund costs	(322)	(384)	(584)	(606)
Real estate impairment losses	—	—	(161,067)	—
Other expenses	(5,684)	(1,422)	(5,022)	(1,330)

Total costs and expenses	(116,430)	(121,489)	(398,771)	(241,711)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	—	30,402	33,286	48,222
Gains from sale or contribution of real estate interests, net	—	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	4,284	6,059	4,250	8,987
Other income	8,595	1,883	1,529	6,293
Interest expense, including amortization	(29,329)	(36,532)	(61,986)	(67,603)

Total other income and expenses, net	(16,450)	1,812	(22,921)	15,866

Income (loss) from continuing operations	14,490	82,863	(112,342)	146,814

Discontinued operations:
Income (loss) attributable to discontinued operations	4,454	4,008	(10,684)	8,074
Gains from sale of real estate interests, net of taxes	10,090	1,159	28,704	2,547

Total discontinued operations	14,544	5,167	18,020	10,621

Net income (loss)	29,034	88,030	(94,322)	157,435
Noncontrolling interests’ share of net income:
Joint venture partners’ share of net income	(4,949)	(6,424)	(2,771)	(25,687)
Joint venture partners’ and limited partnership unitholders’ share of development profits	—	(1,371)	(1,108)	(6,113)
Preferred unitholders	(1,432)	(1,432)	(2,864)	(2,864)
Limited partnership unitholders	(1,279)	(1,784)	4,041	(2,820)

Total noncontrolling interests’ share of net income	(7,660)	(11,011)	(2,702)	(37,484)

Net income (loss) attributable to AMB Property Corporation	21,374	77,019	(97,024)	119,951
Preferred stock dividends	(3,952)	(3,952)	(7,904)	(7,904)
Allocation to participating securities	(260)	(666)	(521)	(1,018)

Net income (loss) available to common stockholders	$17,162	$72,401	$(105,449)	$111,029

Basic income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations (after preferred stock dividends)	$0.04	$0.71	$(0.98)	$1.05
Discontinued operations	0.08	0.04	0.12	0.09

Net income (loss) available to common stockholders	$0.12	$0.75	$(0.86)	$1.14

Diluted income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations (after preferred stock dividends)	$0.04	$0.69	$(0.98)	$1.03
Discontinued operations	0.08	0.04	0.12	0.09

Net income (loss) available to common stockholders	$0.12	$0.73	$(0.86)	$1.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	145,318,364	97,083,044	121,991,039	97,433,162

Diluted	145,379,807	99,269,047	121,991,039	99,482,367

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2009
(Unaudited, Dollars in thousands)

						Accumulated
		Common Stock		Additional	Retained	Other
	Preferred	Number		Paid-in	Earnings	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	(Deficit)	Income (Loss)	Interests	Total

Balance as of December 31, 2008	$223,412	98,469,872	$981	$2,241,802	$26,869	$22,043	$451,097	$2,966,204
Net income (loss)	7,904	—	—	—	(104,928)	—	2,702
Unrealized gain on securities and derivatives	—	—	—	—	—	1,952	—
Currency translation adjustment	—	—	—	—	—	(34,498)	—
Total comprehensive loss								(126,868)
Contributions	—	—	—	—	—	—	6,444	6,444
Distributions and allocations	—	—	—	—	—	—	(17,973)	(17,973)
Issuance of common stock, net	—	47,437,500	474	551,855	—	—	—	552,329
Stock-based compensation amortization and issuance of restricted stock, net	—	388,126	4	11,945	—	—	—	11,949
Exercise of stock options	—	8,174	—	130	—	—	—	130
Redemption of partnership units	—	—	—	—	—	—	(71)	(71)
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of restricted stock	—	(50,256)	—	(789)	—	—	—	(789)
Reallocation of partnership interest	—	—	—	12,679	—	—	(12,679)	—
Dividends	(7,904)	—	—	(81,770)	—	—	—	(89,674)

Balance as of June 30, 2009	$223,412	146,253,416	$1,459	$2,734,993	$(78,059)	$(10,503)	$420,611	$3,291,913

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(94,322)	$157,435
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(4,934)	(6,040)
Depreciation and amortization	80,460	80,214
Real estate impairment losses	161,067	—
Foreign exchange losses (gains)	4,980	(591)
Stock-based compensation amortization	11,949	11,623
Equity in earnings of unconsolidated joint ventures	(4,250)	(8,987)
Operating distributions received from unconsolidated joint ventures	2,406	14,159
Gains from sale or contribution of real estate interests, net	—	(19,967)
Development profits, net of taxes	(33,286)	(48,222)
Debt premiums, discounts and finance cost amortization, net	6,484	4,378
Discontinued operations:
Depreciation and amortization	2,315	2,351
Real estate impairment losses	20,786	—
Gains from sale of real estate interests, net of taxes	(28,704)	(2,547)
Changes in assets and liabilities:
Accounts receivable and other assets	7,224	(40,884)
Accounts payable and other liabilities	(11,047)	(15,326)

Net cash provided by operating activities	121,128	127,596
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,629)	(9,205)
Cash paid for property acquisitions	—	(148,173)
Additions to land, buildings, development costs, building improvements and lease costs	(270,801)	(539,608)
Net proceeds from divestiture of real estate and securities	278,580	327,516
Additions to interests in unconsolidated joint ventures	(4,160)	(33,483)
Repayment of mortgage and loan receivables	—	77,504
Purchase of noncontrolling interest	(8,968)	—
Capital distributions received from unconsolidated joint ventures	5,350	12,622
Loans made to affiliates	—	(73,480)
Purchase of equity interests, net	—	(10,678)

Net cash used in investing activities	(3,628)	(396,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and units, net	552,258	—
Proceeds from stock option exercises	130	3,484
Repurchase and retirement of common stock	—	(87,696)
Borrowings on secured debt	21,688	209,591
Payments on secured debt	(50,729)	(156,598)
Borrowings on other debt	—	525,000
Payments on other debt	(488)	(101,842)
Borrowings on unsecured credit facilities	407,702	967,750
Payments on unsecured credit facilities	(709,065)	(972,420)
Payment of financing fees	(2,941)	(7,596)
Net proceeds from issuances of senior debt	—	325,000
Payments on senior debt	(283,205)	(175,000)
Contributions from joint venture partners	6,444	6,955
Dividends paid to common and preferred stockholders	(47,410)	(108,172)
Distributions to noncontrolling interests, including preferred units	(11,695)	(43,931)

Net cash (used in) provided by financing activities	(117,311)	384,525
Net effect of exchange rate changes on cash	(38,219)	4,395
Net (decrease) increase in cash and cash equivalents	(38,030)	119,531
Cash and cash equivalents at beginning of period	223,936	220,224

Cash and cash equivalents at end of period	$185,906	$339,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$64,594	$70,340
Non-cash transactions:
Acquisition of properties	$—	$155,045
Assumption of other assets and liabilities	—	(970)
Acquisition capital	—	(5,902)

Net cash paid for property acquisitions	$—	$148,173

Contribution of properties to unconsolidated joint ventures, net	$8,879	$5,546

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.	Financial Statements of AMB Property, L.P.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,049,168	$1,108,193
Land held for development	673,349	677,028
Buildings and improvements	3,604,945	3,525,871
Construction in progress	508,331	1,292,764

Total investments in properties	5,835,793	6,603,856
Accumulated depreciation and amortization	(1,014,490)	(970,737)

Net investments in properties	4,821,303	5,633,119
Investments in unconsolidated joint ventures	434,008	431,322
Properties held for sale or contribution, net	1,072,543	609,023

Net investments in real estate	6,327,854	6,673,464
Cash and cash equivalents	185,906	223,936
Restricted cash	23,439	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,565 and $10,682, respectively	142,288	160,528
Deferred financing costs, net	19,050	25,277
Other assets	186,711	191,148

Total assets	$6,885,248	$7,301,648

LIABILITIES AND CAPITAL
Debt:
Secured debt	$1,383,862	$1,522,571
Unsecured senior debt	871,369	1,153,926
Unsecured credit facilities	594,942	920,850
Other debt	392,113	392,838

Total debt	3,242,286	3,990,185
Security deposits	50,841	59,093
Distributions payable	45,204	3,395
Accounts payable and other liabilities	255,004	282,771

Total liabilities	3,593,335	4,335,444
Commitments and contingencies (Note 15)
Capital
Partners’ capital:
General partner, 146,024,005 and 98,240,461 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,871,302	2,515,107
Limited partners, 2,176,809 and 2,180,809 units outstanding, respectively	39,497	50,831

Total partners’ capital	2,910,799	2,565,938
Noncontrolling interests:
Joint venture partners	280,714	293,367
Preferred unitholders	77,561	77,561
Class B limited partnership unitholders	22,839	29,338

Total noncontrolling interests	381,114	400,266

Total capital	3,291,913	2,966,204

Total liabilities and capital	$6,885,248	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited, Dollars in		(Unaudited, Dollars in
	thousands, except per unit		thousands, except per unit
	amounts)		amounts)

REVENUES
Rental revenues	$139,575	$161,127	$289,860	$321,323
Private capital revenues	7,795	41,413	19,490	51,336

Total revenues	147,370	202,540	309,350	372,659
COSTS AND EXPENSES
Property operating expenses	(21,980)	(23,820)	(50,414)	(47,467)
Real estate taxes	(20,533)	(22,389)	(40,791)	(43,225)
Depreciation and amortization	(38,724)	(39,730)	(80,460)	(80,214)
General and administrative	(25,363)	(33,744)	(56,609)	(68,869)
Restructuring charges	(3,824)	—	(3,824)	—
Fund costs	(322)	(384)	(584)	(606)
Real estate impairment losses	—	—	(161,067)	—
Other expenses	(5,684)	(1,422)	(5,022)	(1,330)

Total costs and expenses	(116,430)	(121,489)	(398,771)	(241,711)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	—	30,402	33,286	48,222
Gains from sale or contribution of real estate interests, net	—	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	4,284	6,059	4,250	8,987
Other income	8,595	1,883	1,529	6,293
Interest expense, including amortization	(29,329)	(36,532)	(61,986)	(67,603)

Total other income and expenses, net	(16,450)	1,812	(22,921)	15,866

Income (loss) from continuing operations	14,490	82,863	(112,342)	146,814

Discontinued operations:
Income (loss) attributable to discontinued operations	4,454	4,008	(10,684)	8,074
Gains from sale of real estate interests, net of taxes	10,090	1,159	28,704	2,547

Total discontinued operations	14,544	5,167	18,020	10,621

Net income (loss)	29,034	88,030	(94,322)	157,435
Noncontrolling interests’ share of net income:
Joint venture partners’ share of net income	(4,949)	(6,424)	(2,771)	(25,687)
Joint venture partners’ share of development profits	—	(196)	—	(4,409)
Preferred unitholders	(1,432)	(1,432)	(2,864)	(2,864)
Class B limited partnership unitholders	(468)	(861)	1,074	(1,171)

Total noncontrolling interests’ share of net (income) loss	(6,849)	(8,913)	(4,561)	(34,131)

Net income (loss) attributable to AMB Property, L.P.	22,185	79,117	(98,883)	123,304
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)	(7,904)	(7,904)
Allocation to participating securities	(260)	(685)	(521)	(1,049)

Net income (loss) available to common unitholders	$17,973	$74,480	$(107,308)	$114,351

Income (loss) available to common unitholders attributable to:
General partner	$17,162	$72,401	$(105,449)	$111,029
Limited partners	811	2,079	(1,859)	3,322

Net income (loss) available to common unitholders	$17,973	$74,480	$(107,308)	$114,351

Basic income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations (after preferred unit distributions)	$0.02	$0.69	$(1.01)	$1.03
Discontinued operations	0.10	0.05	0.15	0.10

Net income (loss) available to common unitholders	$0.12	$0.74	$(0.86)	$1.13

Diluted income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations (after preferred unit distributions)	$0.02	$0.67	$(1.01)	$1.01
Discontinued operations	0.10	0.05	0.15	0.10

Net income (loss) available to common unitholders	$0.12	$0.72	$(0.86)	$1.11

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	147,495,173	101,055,221	124,168,600	101,407,966

Diluted	147,556,616	103,241,224	124,168,600	103,457,171

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
For the Six Months Ended June 30, 2009
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2008	9,300,000	$223,412	98,240,461	$2,291,695	2,180,809	$50,831	$400,266	$2,966,204
Net (loss) income	—	7,904	—	(104,928)	—	(1,859)	4,561
Unrealized gain on securities and derivatives	—	—	—	1,952	—	—	—
Currency translation adjustment	—	—	—	(34,498)	—	—	—
Total comprehensive loss								(126,868)
Contributions	—	—	—	—	—	—	6,444	6,444
Distributions and allocations	—	—	—	—	—	(1,362)	(16,611)	(17,973)
Issuance of common units	—	—	47,437,500	552,329	—	—	—	552,329
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	388,126	11,949	—	—	—	11,949
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	8,174	130	—	—	—	130
Cash redemption of operating partnership units	—	—	—	—	(4,000)	(71)	—	(71)
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(50,256)	(789)	—	—	—	(789)
Reallocation of interests	—	—	—	12,679	—	(8,042)	(4,637)	—
Distributions	—	(7,904)	—	(81,770)	—	—	—	(89,674)

Balance as of June 30, 2009	9,300,000	$223,412	146,024,005	$2,647,890	2,176,809	$39,497	$381,114	$3,291,913

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(94,322)	$157,435
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(4,934)	(6,040)
Depreciation and amortization	80,460	80,214
Real estate impairment losses	161,067	—
Foreign exchange losses (gains)	4,980	(591)
Stock-based compensation amortization	11,949	11,623
Equity in earnings of unconsolidated joint ventures	(4,250)	(8,987)
Operating distributions received from unconsolidated joint ventures	2,406	14,159
Gains from sale or contribution of real estate interests, net	—	(19,967)
Development profits, net of taxes	(33,286)	(48,222)
Debt premiums, discounts and finance cost amortization, net	6,484	4,378
Discontinued operations:
Depreciation and amortization	2,315	2,351
Real estate impairment losses	20,786	—
Gains from sale of real estate interests, net of taxes	(28,704)	(2,547)
Changes in assets and liabilities:
Accounts receivable and other assets	7,224	(40,884)
Accounts payable and other liabilities	(11,047)	(15,326)

Net cash provided by operating activities	121,128	127,596
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,629)	(9,205)
Cash paid for property acquisitions	—	(148,173)
Additions to land, buildings, development costs, building improvements and lease costs	(270,801)	(539,608)
Net proceeds from divestiture of real estate and securities	278,580	327,516
Additions to interests in unconsolidated joint ventures	(4,160)	(33,483)
Repayment of mortgage and loan receivables	—	77,504
Purchase of noncontrolling interest	(8,968)	—
Capital distributions received from unconsolidated joint ventures	5,350	12,622
Loans made to affiliates	—	(73,480)
Purchase of equity interests, net	—	(10,678)

Net cash provided used in investing activities	(3,628)	(396,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of partnership units	—	—
Issuance of common units, net	552,388	3,484
Repurchase and retirement of common units	—	(87,696)
Borrowings on secured debt	21,688	209,591
Payments on secured debt	(50,729)	(156,598)
Borrowings on other debt	—	525,000
Payments on other debt	(488)	(101,842)
Borrowings on unsecured credit facilities	407,702	967,750
Payments on unsecured credit facilities	(709,065)	(972,420)
Payment of financing fees	(2,941)	(7,596)
Net proceeds from issuances of senior debt	—	325,000
Payments on senior debt	(283,205)	(175,000)
Contributions from joint venture partners	6,444	6,955
Distributions paid to partners	(48,629)	(108,172)
Distributions to noncontrolling interests, including preferred units	(10,476)	(43,931)

Net cash (used in) provided by financing activities	(117,311)	384,525
Net effect of exchange rate changes on cash	(38,219)	4,395
Net (decrease) increase in cash and cash equivalents	(38,030)	119,531
Cash and cash equivalents at beginning of period	223,936	220,224

Cash and cash equivalents at end of period	$185,906	$339,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$64,594	$70,340
Non-cash transactions:
Acquisition of properties	$—	$155,045
Assumption of other assets and liabilities	—	(970)
Acquisition capital	—	(5,902)

Net cash paid for property acquisitions	$—	$148,173

Contribution of properties to unconsolidated joint ventures, net	$8,879	$5,546

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.	Organization and Formation of the Parent Company and the Operating Partnership

The Parent Company commenced operations as a fully integrated real estate company effective with the completion of its initial public offering on November 26, 1997. The Parent Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997, and believes its current organization and method of operation will enable it to maintain its status as a REIT. The Parent Company, through its controlling interest in its subsidiary, the Operating Partnership, is engaged in the ownership, acquisition, development and operation of industrial properties in key distribution markets throughout the Americas, Europe and Asia. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Parent Company and the Operating Partnership.

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

As of June 30, 2009, the Parent Company owned an approximate 97.7% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of June 30, 2009, the Company had significant investments in three consolidated and five unconsolidated co-investment ventures. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. No gain or loss was recognized on the contribution.

On July 18, 2008, the Company acquired the remaining equity interest (approximately 42%) in G. Accion, S.A. de C.V. (“G. Accion”), a Mexican real estate company. G. Accion is now a wholly-owned subsidiary of the Company and has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. Through its investment in AMB Property Mexico, the Company held equity interests in various other

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unconsolidated joint ventures totaling approximately $19.3 million and $24.6 million as of June 30, 2009 and December 31, 2008, respectively.

AMB Capital Partners, LLC, a Delaware limited liability company (“AMB Capital Partners”), provides real estate investment services to clients on a fee basis. Headlands Realty Corporation, a Maryland corporation, conducts a variety of businesses that includes development projects available for sale or contribution to third parties and incremental income programs. IMD Holding Corporation, a Delaware corporation, conducts a variety of businesses that also includes development projects available for sale or contribution to third parties. AMB Capital Partners, Headlands Realty Corporation and IMD Holding Corporation are direct subsidiaries of the Operating Partnership.

As of June 30, 2009, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 156.9 million square feet (14.6 million square meters) in 48 markets within 14 countries.

Of the approximately 156.9 million square feet as of June 30, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 131.9 million square feet (principally, warehouse distribution buildings) that were 90.5% leased; the Company had investments in 34 development projects, which are expected to total approximately 9.0 million square feet upon completion; and the Company owned 27 projects, totaling approximately 8.5 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Company held approximately 0.1 million square feet through a ground lease, which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The interim results for the three months ended June 30, 2009 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Reports on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2008.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also reviews the impact of above or below-

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly.

Real Estate Impairment Losses.  The Company conducts a comprehensive review of all real estate asset classes in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on an annual basis. As a result of changing market conditions, the Company re-evaluated the carrying value of its investments and recognized real estate impairment losses of $181.9 million during the six months ended June 30, 2009 on certain of its investments. Real estate impairment losses, net of recoveries, were immaterial for the three months ended June 30, 2009. The Company did not recognize any real estate impairment losses for the three and six months ended June 30, 2008.

Derivatives and Hedging Activities.  As required by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records all derivatives on the balance sheet at fair value. The majority of the Company’s derivatives are either designated or qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, and are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Comprehensive Income (Loss).  The Parent Company reports comprehensive income (loss) in its consolidated statement of equity. The Operating Partnership reports comprehensive income (loss) in its consolidated statement of capital. Comprehensive income was $33.4 million and $70.4 million for the three months ended June 30, 2009 and 2008, respectively. Comprehensive (loss) income was $(126.9) million and $139.5 million for the six months ended June 30, 2009 and 2008, respectively.

International Operations.  The U.S. dollar is the functional currency for the Company’s subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for the Company’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. The Company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the Parent Company, these gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. For the Operating Partnership, these gains (losses) are included in partners’ capital.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, non-monetary assets and liabilities are reflected at the historical exchange

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement gain or loss accounts are remeasured at the average exchange rate for the period. The Company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. These gains (losses) are included in the consolidated statements of operations.

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. As prescribed in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain indefinite lived intangible assets, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under SFAS No. 142. The Company determined that there was no impairment to goodwill and intangible assets pursuant to SFAS No. 142 during the three and six months ended June 30, 2009 and 2008.

Fair Value of Financial Instruments.  Effective, April 1, 2009, the Company adopted FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at June 30, 2009, the book value and the estimated fair value of total debt (both secured and unsecured) was $3.2 billion and $3.0 billion, respectively. Based on financing fees, the estimated fair value of Deferred Financing Costs approximates its book value. Refer to Note 16, Derivatives and Hedging Activities for their related fair value disclosures.

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. This category generally includes long-term derivative contracts, real estate and unconsolidated joint ventures.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2008
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate	$—	$—	$690,667	$690,667
Deferred compensation plan	16,937	—	—	16,937
Derivative assets	—	1,566	—	1,566
Investment securities	7,812	—	—	7,812
Liabilities:
Derivative liabilities	$—	$8,803	$—	$8,803
Deferred compensation plan	16,937	—	—	16,937

Fair Value Measurements on a Recurring or Nonrecurring Basis as of June 30, 2009
(Dollars in thousands)

-

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$656,486	$656,486
Deferred compensation plan	17,103	—	—	17,103
Derivative assets	—	4,819	—	4,819
Investment securities(2)	1,535	—	—	1,535
Liabilities:
Derivative liabilities	$—	$5,211	$—	$5,211
Deferred compensation plan	17,103	—	—	17,103

(1)	Represents certain real estate assets on a consolidated basis, that are marked to their fair values at June 30, 2009, as a result of real estate impairment losses, net of recoveries in value as discussed in Note 2.

(2)	The fair value at June 30, 2009 reflects an other-than-temporary loss on impairment of an investment of $3.7 million recognized in the consolidated statements of operations during the six months ended June 30, 2009.

Effective January 1, 2008, the Company adopted SFAS No. 157 with respect to its financial assets and liabilities, but not with respect to its nonfinancial assets and liabilities (such as real estate, which is not subject to annual fair value measurements) as those provisions of SFAS No. 157 were deferred to fiscal years beginning after November 15, 2008. In the three and six months ended June 30, 2009, in conjunction with a SFAS No. 144 review for impairment (as discussed in Note 3), selected assets were adjusted to fair value and impairment charges were recorded. Additionally, effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 with respect to its nonfinancial assets and liabilities. SFAS No. 157 had no material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. With respect to transactions costs, of the three alternatives available to transition to the adoption of SFAS No. 141(R), the Company has elected to expense acquisition costs related to business combinations, which were previously capitalized during the interim period prior to adoption as of January 1, 2009. The Company will continue to

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalize land acquisition costs. Adoption of SFAS No. 141(R) did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity or capital in the consolidated financial statements. As a result of the adoption of SFAS No. 160, the Company has retrospectively renamed the minority interests as noncontrolling interests and has reclassified these balances to the equity or capital sections of the consolidated balance sheets. In addition, on the consolidated statements of operations, the presentation of net (loss) income retrospectively includes the portion of income attributable to noncontrolling interests.

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

Effective June 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of SFAS No. 165 did not have any impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance for variable-interest entities under FIN 46(R). The amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In contrast to FIN 46(R), SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 will have on its financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 will not have a material impact on the Company’s financial statements.

3.	Impairment and Restructuring Charges

The Company conducted a comprehensive review of all real estate asset classes in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset class for instances where the book value might exceed the estimated fair value. As a result of changing market conditions, a portion of the Company’s real estate assets were written down to estimated fair value and a non-cash impairment charge was recognized.

In order to comply with disclosure requirements in SFAS No. 157, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing estimated fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as little or no current

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant unobservable inputs in establishing estimated fair value measurements.

The Company used the market participant pricing approach to estimate fair value of land, assets under development and assets held for sale or contribution, which estimates what a potential buyer would pay today. The key inputs used in the model included the Company’s intent to sell, hold or contribute, along with capitalization and rental growth rate assumptions, estimated costs to complete and expected lease up and holding periods. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on the Company’s understanding of market conditions and the experience of the management team. Actual results could differ significantly from the Company’s estimates.

The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in the assumptions of leasing and rental rates and rising vacancies. In addition, the pricing of current transactions in some of the Company’s markets, as well as in-process sales agreements on some of its assets targeted for disposition were indicative of an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. The real estate impairment losses recognized on these assets represent the difference between the carrying value and the estimated fair value, which, on a consolidated basis, totaled approximately $59.7 million for land, $115.2 million for assets under development and assets available for sale or contribution and $7.0 million for operating properties for the six months ended June 30, 2009, respectively. Real estate impairment losses, net of recoveries, were immaterial for the three months ended June 30, 2009. The Company did not recognize any real estate impairment losses for the three and six months ended June 30, 2008.

The impairment charges disclosed above do not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

In the second quarter of 2009, the Company continued a broad based cost reduction plan that was initiated in the fourth quarter of 2008. As a result, the Company recognized restructuring charges of approximately $3.8 million in the second quarter of 2009 and $12.3 million in the fourth quarter of 2008, associated with severance, office closures and the termination of certain contractual obligations. All of the restructuring charges were cash-related expenses.

4.	Development Activity

As of June 30, 2009, the Company had 34 projects in the development pipeline, on an owned and managed basis, which are expected to total approximately 9.0 million square feet and have an aggregate estimated investment of $706.7 million upon completion, net of $51.4 million of cumulative real estate impairment losses to date. Two of these projects totaling approximately 0.4 million square feet with an aggregate estimated investment of $37.4 million were held in an unconsolidated co-investment venture. On a consolidated basis, the Company had an additional 25 development projects available for sale or contribution totaling approximately 7.5 million square feet, with an aggregate estimated investment of $777.7 million, net of $64.5 million of cumulative real estate impairment losses to date, and an aggregate net book value of $760.8 million. As of June 30, 2009, on a consolidated basis, the Company and its development joint venture partners had funded an aggregate of $612.1 million, or 85%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $108.7 million, or 15%, in order to complete the Company’s development pipeline. The development pipeline, at June 30, 2009, included projects expected to be completed through the fourth quarter of 2010. In addition to the Company’s committed development pipeline, it held a total of 2,423 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in North America. The Company currently estimates that these 2,423 acres of land could support approximately 44.2 million square feet of future development.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended June 30, 2009, the Company recognized no development profits or losses as a result of the sale of two development projects, aggregating approximately 1.0 million square feet. During the six months ended June 30, 2009, the Company recognized development profits of approximately $4.7 million as a result of the sale of four development projects, aggregating approximately 1.5 million square feet. During the three months ended June 30, 2008, the Company recognized development profits of approximately $1.3 million as a result of the sale of two development projects, aggregating approximately 0.1 million square feet. During the six months ended June 30, 2008, the Company recognized development profits of approximately $2.3 million as a result of the sale of four development projects, aggregating approximately 0.1 million square feet.

During the three months ended June 30, 2009, the Company did not contribute any development projects to unconsolidated co-investment ventures. During the six months ended June 30, 2009, the Company recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. During the three months ended June 30, 2008, the Company recognized development profits of approximately $29.1 million, as a result of the contribution of four completed development properties, aggregating approximately 1.9 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During the six months ended June 30, 2008, the Company recognized development profits of approximately $45.9 million, as a result of the contribution of seven completed development properties, aggregating approximately 3.0 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the three and six months ended June 30, 2009, the Company did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended June 30, 2008, the Company did not contribute any operating properties to unconsolidated co-investment ventures. During the six months ended June 30, 2008, the Company contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB Institutional Alliance Fund III, L.P. The Company recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of June 30, 2009, the Company held for sale 14 properties with an aggregate net book value of $212.9 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the Company held for sale two properties with an aggregate net book value of $8.2 million.

As of June 30, 2009, the Company held for contribution to co-investment ventures 26 properties with an aggregate net book value of $859.6 million, which, when contributed, will reduce the Company’s average ownership interest in these projects from approximately 99% to an expected range of 15-20%. As of June 30, 2009, properties with an aggregate net book value of $76.0 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of an appropriate co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the six months ended June 30, 2009, the Company recognized additional depreciation expense and related accumulated depreciation of $3.2 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated fair value. As of December 31, 2008, the Company held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended June 30, 2009, the Company sold five industrial operating properties aggregating approximately 1.0 million square feet for a sale price of $48.0 million, with a resulting net gain of $5.4 million (net of the noncontrolling interests’ share of $3.1 million). Additionally, during the three months ended June 30, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of one industrial property, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the six months ended June 30, 2009, the Company sold 12 industrial operating properties aggregating approximately 1.7 million square feet for a sale price of $106.4 million, with a resulting net gain of $24.3 million (net of the noncontrolling interests’ share of $2.8 million). Additionally, during the six months ended June 30, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of one industrial property, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the three months ended June 30, 2008, the Company sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of the noncontrolling interests’ share of $0.3 million). During the six months ended June 30, 2008, the Company sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of the noncontrolling interests’ share of $0.3 million), and the Company recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

The following summarizes the condensed results of operations of the properties held for sale and sold, net of noncontrolling interests (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Rental revenues	$6,677	$7,148	$16,056	$14,224
Straight-line rents and amortization of lease intangibles	428	204	793	72
Property operating expenses	(910)	(1,022)	(2,224)	(1,979)
Real estate taxes	(1,026)	(1,141)	(2,317)	(2,040)
Depreciation and amortization	(592)	(1,162)	(2,315)	(2,351)
General and administrative	(64)	(52)	(79)	(80)
Real estate impairment losses	—	—	(20,786)	—
Other income and expenses, net	(18)	27	(2)	89
Interest, including amortization	(41)	6	190	139

(Loss) income attributable to discontinued operations before noncontrolling interests	4,454	4,008	(10,684)	8,074
Gains from sale of real estate interests, net of taxes, before noncontrolling interests	10,090	1,159	28,704	2,547

Discontinued operations attributable to the Parent Company and the Operating Partnership	14,544	5,167	18,020	10,621

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Parent Company:
Discontinued operations	14,544	5,167	18,020	10,621
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of loss (income) attributable to discontinued operations	(30)	(425)	266	(1,088)
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(3,343)	(356)	(3,526)	(345)

Income from discontinued operations attributable to the Parent Company	$11,171	$4,386	$14,760	$9,188

Operating Partnership:
Discontinued operations	14,544	5,167	18,020	10,621
Noncontrolling interests:
Joint venture partners’ share of loss (income) attributable to discontinued operations	94	(280)	(25)	(804)
Joint venture partners’ share of loss from sale of real estate interests, net of taxes	—	324	—	255

Income from discontinued operations attributable to the Operating Partnership	$14,638	$5,211	$17,995	$10,072

The difference in income from discontinued operations, net of controlling interests, as between the Parent Company and the Operating Partnership is due to the inclusion of the Operating Partnership’s common limited partnership unitholders as noncontrolling interests in the Parent Company’s financial statements.

As of June 30, 2009 and December 31, 2008, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$2,554	$—
Accounts receivable, deferred financing costs and other assets	$3,869	$83
Secured debt	$1,956	$1,923
Accounts payable and other liabilities	$5,527	$(489)

6.	Debt of the Parent Company

The Parent Company itself does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership. The Parent Company has guaranteed some of the Operating Partnership’s secured debt and all of the Operating Partnership’s unsecured debt. The debt that is guaranteed by the Parent Company is discussed below. Note 7 below entitled “Debt of the Operating Partnership” should be read in conjunction with this Note 6 for a discussion of the debt of the Operating Partnership consolidated into the Parent Company’s financial statements. In this Note 6, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured Debt Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under a $230.0 million secured term loan credit facility that matures on September 4, 2010 and had a fixed interest rate of 4.0% at June 30, 2009. The Operating Partnership entered into this facility on September 4, 2008. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of June 30, 2009, the Operating Partnership had outstanding an aggregate of $879.3 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.5 years. In May 2008, the Operating Partnership sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its other debt. As of June 30, 2009, the Parent Company guaranteed $342.1 million in other debt issued by the Operating Partnership which bore a weighted average interest rate of 3.6% and had an average term of 1.3 years. Of the total other debt, $325.0 million is related to the following loan facility. In March 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of June 30, 2009, with an interest rate of 3.5%. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company. In February 2008, the Operating Partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the Operating Partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2009, equaled approximately $570.8 million U.S. dollars and bore a weighted average interest rate of 0.78%. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The Operating Partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees. The credit

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

If the Operating Partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then its cash flow may be insufficient to pay its distributions to the Parent Company, which will have, as a result, insufficient funds to pay cash dividends to the Parent Company’s stockholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the Operating Partnership’s interest expense relating to that refinanced indebtedness would increase. This increased interest expense of the Operating Partnership would adversely affect its ability to pay its distributions to the Parent Company, which will, in turn, adversely affect the Parent Company’s ability to pay cash dividends to its stockholders and the market price of the Parent Company’s stock.

In the event that the Operating Partnership does not have sufficient cash available through its operations or under its lines of credit to continue operating its business as usual, including making its distributions to the Parent Company, it may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, decreasing the Operating Partnership’s cash distribution to the Parent Company and paying some of the Parent Company’s dividends in stock rather than cash. In addition, the Parent Company may issue equity in public or private transactions whether or not with favorable pricing or on favorable terms and contribute the proceeds of such issuances to the Operating Partnership for a number of partnership units in the Operating Partnership equal to the number of shares of Parent Company stock issued in the applicable transaction.

7.	Debt of the Operating Partnership

As of June 30, 2009 and December 31, 2008, debt of the Operating Partnership consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Wholly-owned secured debt, varying interest rates from 0.8% to 8.6%, due July 2009 to November 2015 (weighted average interest rates of 3.7% and 3.7% at June 30, 2009 and December 31, 2008, respectively)	$604,024	$715,640
Consolidated joint venture secured debt, varying interest rates from 1.1% to 9.4%, due July 2009 to November 2022 (weighted average interest rates of 5.1% and 4.8% at June 30, 2009 and December 31, 2008, respectively)	781,482	808,119
Unsecured senior debt securities, varying interest rates from 5.1% to 8.0%, due November 2010 to June 2018 (weighted average interest rates of 6.4% and 6.0% at June 30, 2009 and December 31, 2008, respectively)	879,286	1,162,491
Other debt, varying interest rates from 3.4% to 7.5%, due November 2009 to November 2015 (weighted average interest rates of 3.9% and 3.9% at June 30, 2009 and December 31, 2008, respectively)	392,113	392,838
Unsecured credit facilities, variable interest rate, due June 2010 and July 2011 (weighted average interest rates of 0.8% and 2.2% at June 30, 2009 and December 31, 2008, respectively)	594,942	920,850

Total debt before unamortized net discounts	3,251,847	3,999,938
Unamortized net discounts	(9,561)	(9,753)

Total consolidated debt	$3,242,286	$3,990,185

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholly-owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of June 30, 2009 and December 31, 2008, the total gross investment book value of those properties securing the debt was $1.9 billion, including $1.4 billion held in consolidated joint ventures, for each period. As of June 30, 2009, $905.1 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 5.8% while the remaining $480.4 million bore interest at variable rates (with a weighted average interest rate of 2.0%). As of June 30, 2009, $619.4 million of the secured debt was held by the Operating Partnership’s co-investment ventures.

On September 4, 2008, the Operating Partnership entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and had a fixed interest rate of 4.0% at June 30, 2009. The Parent Company is a guarantor of the Operating Partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase.

Unsecured Senior Debt

As of June 30, 2009, the Operating Partnership had outstanding an aggregate of $879.3 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.5 years.

In April 2009, the Company commenced a cash tender offer to purchase any and all of the Operating Partnership’s outstanding 8.00% medium-term notes due 2010, guaranteed by the Parent Company, which had $75.0 million aggregate principal outstanding, and any and all of the Operating Partnership’s outstanding 5.45% medium-term notes due 2010, guaranteed by the Parent Company, which had $175.0 million aggregate principal outstanding. The tender offer expired in May 2009, with $28.5 million and $146.5 million in aggregate principal amount of the 8.00% medium-term notes due 2010 and 5.45% medium-term notes due 2010, respectively, validly tendered, not withdrawn and accepted by the Operating Partnership for purchase at par.

In June 2009, the Operating Partnership also repurchased at an 8% discount, $8.2 million original principal amount of its Series C medium-term notes due 2013, guaranteed by the Parent Company, for $7.5 million. A net gain of approximately $0.6 million, including the write-off of unamortized finance costs is included in interest expense on the consolidated statement of operations for the six months ended June 30, 2009.

In May 2008, the Operating Partnership sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants at June 30, 2009.

Other Debt

As of June 30, 2009, the Operating Partnership had $392.1 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.5 years. Of the total other debt, $325.0 million is related to the loan facility described below.

In March 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of June 30, 2009, with an interest rate of 3.5%. In February 2008, the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the Operating Partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008. The Parent Company guarantees the Operating Partnership’s obligations with respect to all of its unsecured debt. The unsecured debt is subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this loan facility at June 30, 2009.

Unsecured Credit Facilities

As of June 30, 2009, the Operating Partnership had three credit facilities with total capacity of approximately $1.6 billion.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The Parent Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of June 30, 2009, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2009, the outstanding balance on this credit facility was $206.0 million and the remaining amount available was $328.2 million, net of outstanding letters of credit of $15.8 million, using the exchange rate in effect on June 30, 2009. The credit agreement contains affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at June 30, 2009.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2009, equaled approximately $570.8 million U.S. dollars and bore a weighted average interest rate of 0.78%. The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of June 30, 2009, based on the credit rating of the Operating Partnership’s

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt and was 15.0 basis points of the outstanding commitments under the facility as of June 30, 2009. As of June 30, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2009, was $273.5 million, and the remaining amount available was $297.3 million. The credit agreement contains affirmative covenants of the Operating Partnership, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at June 30, 2009.

The Operating Partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of June 30, 2009, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at June 30, 2009, was approximately $115.5 million with a weighted average interest rate of 0.96%, and the remaining amount available was $384.5 million. The credit agreement contains affirmative covenants of the Operating Partnership, including financial reporting requirements and maintenance of specified financial ratios by the Operating Partnership, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the Operating Partnership was in compliance with its financial covenants under this credit agreement at June 30, 2009.

As a result of the current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As of June 30, 2009, the Operating Partnership’s total consolidated debt maturities, including scheduled principal amortization, for 2009 were $222.4 million.

If the Operating Partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then its cash flow may be insufficient to make cash distributions to its unitholders and payments to its noteholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect the Operating Partnership’s financial condition, results of operations, cash flow and ability to make cash distributions to its unitholders and payments to its noteholders.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, the Operating Partnership had $185.9 million in cash and cash equivalents, held in accounts managed by third party financial institutions, consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $1.0 billion available for future borrowings under its three multicurrency lines of credit at June 30, 2009. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties; issuing the Operating Partnership’s debt securities; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with its existing customers without an increase or with a decrease in rental rates at turnover; or the Parent Company issuing equity and contributing the net proceeds to the Operating Partnership.

If the long-term debt ratings of the Operating Partnership fall below current levels, the borrowing cost of debt under the Operating Partnership’s unsecured credit facilities and certain term loans may increase. In addition, if the long-term debt ratings of the Operating Partnership fall below investment grade, the Operating Partnership may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect the Operating Partnership’s ability to fully draw down under the credit facilities or term loans. While the Operating Partnership currently does not expect its long-term debt ratings to fall below investment grade, in the event that its ratings do fall below those levels, the Operating Partnership will be unable to exercise its unilateral options to extend the term of its credit facilities or its $230.0 million secured term loan credit agreement (and its borrowing costs may increase), and the loss of its ability to borrow in currencies other than U.S. dollars or Japanese Yen could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes.

As of June 30, 2009, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly-Owned				Consolidated Joint Venture
	Unsecured						Total
	Senior	Credit	Other	Secured	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt

2009	$—	$—	$11,865	$130,845	$79,644	$—	$222,354
2010	75,000	479,482	325,941	419,368	110,917	—	1,410,708
2011	75,000	115,460	1,014	15,036	83,193	—	289,703
2012	—	—	1,093	2,683	386,920	50,000	440,696
2013	491,795	—	920	19,416	39,222	—	551,353
2014	—	—	616	405	6,481	—	7,502
2015	112,491	—	664	16,271	17,609	—	147,035
2016	—	—	—	—	16,231	—	16,231
2017	—	—	—	—	1,272	—	1,272
2018	125,000	—	—	—	1,455	—	126,455
Thereafter	—	—	—	—	38,538	—	38,538

Subtotal	$879,286	$594,942	$342,113	$604,024	$781,482	$50,000	$3,251,847
Unamortized net discount	(7,917)	—	—	(1,460)	(184)	—	(9,561)

Total	$871,369	$594,942	$342,113	$602,564	$781,298	$50,000	$3,242,286

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $165.0 million of U.S. dollar borrowings, as well as $273.5 million, $87.7 million, $41.0 million and $27.7 million in Yen,

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at June 30, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on June 30, 2009.

8.	Noncontrolling Interests in the Parent Company

In this Note 8, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries. Noncontrolling interests in the Parent Company’s financial statements include the common limited partnership interests in the Operating Partnership, common limited and preferred limited partnership interests in AMB Property II, L.P., a Delaware limited partnership and a subsidiary of the Operating Partnership, and interests held by third party partners in joint ventures. Such joint ventures hold approximately 20.9 million square feet and are consolidated for financial reporting purposes.

The Company’s consolidated joint ventures’ total investment and property debt at June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures
AMB-SGP, L.P.	Industrial JV Pte. Ltd.(2)	50%	$464,954	$461,981	$339,335	$341,855	$—	$—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc. (3)	20%	510,502	538,906	197,559	232,856	50,000	50,000
AMB-AMS, L.P.(1)	PMT, SPW and TNO(4)	39%	157,522	157,034	82,473	83,337	—	—
Other Industrial Operating Joint Ventures		89%	241,522	212,472	33,237	21,544	—	—
Other Industrial Development Joint Ventures		61%	249,872	299,687	128,694	128,501	—	—

Total Consolidated Joint Ventures			$1,624,372	$1,670,080	$781,298	$808,093	$50,000	$50,000

(1)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2009.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table reconciles the change in the Parent Company’s noncontrolling interests for the six months ended June 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$697,411
Net income	37,484
Contributions	6,504
Distributions and allocations	(53,983)
Redemption of partnership units	(450)
Purchase of noncontrolling interest	15,067
Reallocation of partnership interest	8,449

Balance as of June 30, 2008	$710,482

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests of the Parent Company as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$280,714	$293,367	N/A
Limited partners in the Operating Partnership	39,497	50,831	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,839	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$420,611	$451,097

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Joint venture partners’ share of net income	$4,949	$6,424	$2,771	$25,687
Joint venture partners’ and common limited partners’ share
of development profits	—	1,371	702	6,113
Common limited partners in the Operating Partnership’s share of net income (loss)	811	1,219	(2,561)	1,927
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	—	—	406	—
Class B common limited partnership units share of net income (loss)	468	565	(1,480)	893
Series D preferred units (liquidation preference of $79,767)	1,432	1,432	2,864	2,864

Total noncontrolling interests’ share of net income	$7,660	$11,011	$2,702	$37,484

9.	Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third party partners in several real estate joint ventures, aggregating approximately 20.9 million square feet, which are consolidated for financial reporting purposes.

The Operating Partnership holds interests in both consolidated and unconsolidated joint ventures. The Operating Partnership consolidates joint ventures where it exhibits financial or operational control. Control is determined using standards set forth in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46), or EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), or Accounting for Investments in Real Estate Ventures (SOP 78-9). For joint ventures that are variable interest entities as defined under FIN 46, the primary beneficiary consolidates the entity. In instances where the Operating Partnership is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not variable interest entities as defined under FIN 46, management first considers whether the Operating Partnership is the general partner or a limited partner (or

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the equivalent in such investments which are not structured as partnerships). The Operating Partnership consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights described in EITF 04-5, which would preclude control and, therefore, consolidation for financial reporting purposes. For joint ventures where the Operating Partnership is the general partner (or the equivalent), but does not control the joint venture as the other partners (or the equivalent) hold substantive participating rights, the Operating Partnership uses the equity method of accounting. For joint ventures where the Operating Partnership is a limited partner (or the equivalent), management considers factors described/set forth in SOP 78-9, such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the Operating Partnership controls the joint venture, the Operating Partnership consolidates the joint venture; otherwise it uses the equity method of accounting.

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures AMB-SGP, L.P.	Industrial JV Pte. Ltd.(2)	50%	$464,954	$461,981	$339,335	$341,855	$—	$—
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc. (3)	20%	510,502	538,906	197,559	232,856	50,000	50,000
AMB-AMS, L.P.(1)	PMT, SPW and TNO(4)	39%	157,522	157,034	82,473	83,337	—	—
Other Industrial Operating Joint Ventures		89%	241,522	212,472	33,237	21,544	—	—
Other Industrial Development Joint Ventures		61%	249,872	299,687	128,694	128,501	—	—

Total Consolidated Joint Ventures			$1,624,372	$1,670,080	$781,298	$808,093	$50,000	$50,000

(1)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(2)	A subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	Comprised of 14 institutional investors as stockholders and one third-party limited partner as of June 30, 2009.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table reconciles the change in the Operating Partnership’s noncontrolling interests for the six months ended June 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$627,377
Net income	34,394
Contributions	6,504
Distributions and allocations	(44,345)
Purchase of noncontrolling interest	15,067
Reallocation of partnership interest	2,679

Balance as of June 30, 2008	$641,676

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests of the Operating Partnership as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$280,714	$293,367	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,839	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$381,114	$400,266

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Joint venture partners’ share of net income	$4,949	$6,424	$2,771	$25,687
Joint venture partners’ share of development profits	—	196	—	4,409
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	—	—	406	—
Class B common limited partnership units	468	565	(1,480)	893
Series D preferred units (liquidation preference of $79,767)	1,432	1,432	2,864	2,864

Total noncontrolling interests’ share of net income	$6,849	$8,617	$4,561	$33,853

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of June 30, 2009 and December 31, 2008, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $280.7 million and $293.4 million, respectively. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $411.2 million at June 30, 2009 and $451.2 million at December 31, 2008. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

10.	Investments in Unconsolidated Joint Ventures

On December 30, 2004, AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, was formed, in which the Company retained an approximate 20% interest. This interest increased to approximately 22% upon the Company’s acquisition of AMB Property Mexico in 2008. During the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three and six months ended June 30, 2009, the Company made no contributions to this co-investment venture. During the three and six months ended June 30, 2008, the Company contributed two completed development projects totaling approximately 0.9 million square feet to this co-investment venture for approximately $67.7 million.

On June 30, 2005, AMB Japan Fund I, L.P., a Yen-denominated co-investment venture with 13 institutional investors, was formed, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $513.7 million in U.S. dollars, using the exchange rate at June 30, 2009) for an approximate 80% equity interest. During the three months ended June 30, 2009, the Company made no contributions to this co-investment venture. During the six months ended June 30, 2009, the Company contributed to this co-investment venture one completed development project, aggregating approximately 1.0 million square feet for approximately $184.8 million (using the exchange rate on the date of contribution). During the three and six months ended June 30, 2008, the Company contributed to this co-investment venture one completed development project, aggregating approximately 0.5 million square feet for approximately $118.6 million (using the exchange rate on the date of contribution).

On October 17, 2006, AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), was formed, in which the Company retained an approximate 15% interest. The co-investment venture was formed to build and sell properties and has total investment capacity of approximately $500.0 million to pursue development-for-sale opportunities primarily in U.S. markets other than those the Company identifies as its target markets. GE and the Company have committed $425.0 million and $75.0 million of equity, respectively. During the three and six months ended June 30, 2009, the Company contributed approximately $0.2 million and $1.0 million to this co-investment venture, respectively. During the three and six months ended June 30, 2008, the Company contributed $1.4 million and $2.9 million to this co-investment venture, respectively. During the six months ended June 30, 2008, the Company contributed approximately $2.2 million to this co-investment venture. During the three and six months ended June 30, 2009, AMB DFS Fund I, LLC sold one development project for approximately $4.0 million and four development projects for approximately $20.3 million, respectively. During the three and six months ended June 30, 2008, AMB DFS Fund I, LLC sold one development project for approximately $1.8 million and two development projects for $36.1 million, respectively.

Effective October 1, 2006, AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner, on a prospective basis, was deconsolidated due to the re-evaluation of the Company’s accounting for its investment because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. During the three and six months ended June 30, 2009, the Company made no contributions to this co-investment venture. During the three months ended June 30, 2008, the Company contributed to this co-investment venture one completed development project, aggregating approximately 0.4 million square feet for approximately $29.0 million. During the six months ended June 30, 2008, the Company contributed to this co-investment venture one approximately 0.8 million square foot operating property and three completed development projects, aggregating approximately 1.4 million square feet for approximately $182.0 million. During the three and six months ended June 30, 2009, AMB Institutional Alliance Fund III, L.P. sold two operating properties and one building for approximately $33.5 million and three operating properties and one building for approximately $36.9 million, respectively. No property sales were made from this venture during the three and six months ended June 30, 2008.

On June 12, 2007, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, was formed, in which the Company retained an approximate 20% interest upon formation. The institutional investors have committed approximately 263.0 million Euros (approximately $369.1 million in U.S. dollars, using the exchange rate at June 30, 2009) for an approximate 80% equity interest. During the three and six months ended June 30, 2009, the Company made no contributions to this co-investment venture. During the three months ended June 30, 2008, the Company made no contributions to this co-investment

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture. During the six months ended June 30, 2008, the Company contributed to this co-investment venture one development project, aggregating approximately 0.1 million square feet, for approximately $25.9 million (using the exchange rate on the date of contribution).

During the three and six months ended June 30, 2009, the Company made no contributions of real estate interests, and no gains were recognized. During the three months ended June 30, 2008, the Company made no contributions of real estate interests, and no gains were recognized. During the six months ended June 30, 2008, the Company recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

The Company made no contributions of development projects during the three months ended June 30, 2009, and no development profits were recognized. During the six months ended June 30, 2009, the Company recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. During the three months ended June 30, 2008, the Company recognized development profits of approximately $29.1 million, as a result of the contribution of four completed development projects, aggregating approximately 1.9 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During the six months ended June 30, 2008, the Company recognized development profits of approximately $45.9 million, as a result of the contribution of seven completed development projects, aggregating approximately 3.0 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. These gains are included in development profits, net of taxes, in the consolidated statements of operations.

Under the agreements governing the co-investment ventures, the Company and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

Distributions received from unconsolidated joint ventures are classified as either cash flows from operating activities or cash flows from investing activities in the Company’s consolidated statements of cash flows based on the nature of the distribution received. Distributions from operations of the unconsolidated joint ventures are considered to be returns on investment and are classified as cash inflows from operating activities. If the unconsolidated joint venture sells assets, or performs any equity or debt financing, then the distribution to the Company of its share of the proceeds from the asset sale or financings is considered a return of investment that is classified as cash inflows from investing activities in the Company’s consolidated statement of cash flows.

For the six months ended June 30, 2009 and 2008, the Company received $5.4 million and $12.6 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financing during the respective periods.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s unconsolidated joint ventures’ net equity investments at June 30, 2009 and December 31, 2008 were (dollars in thousands):

	June 30, 2009
	Company’s
	Ownership	Square	June 30,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	19%	36,572,045	$186,497	$185,430
AMB Europe Fund I, FCP-FIS	21%	9,236,263	61,943	65,563
AMB Japan Fund I, L.P.	20%	7,263,082	79,008	65,705
AMB-SGP Mexico, LLC	22%	6,331,990	19,757	19,519
AMB DFS Fund I, LLC	15%	1,235,492	17,464	20,663
Other Industrial Operating Joint Ventures(1)	51%	7,418,749	50,049	49,791

Total Unconsolidated Joint Ventures		68,057,621	$414,718	$406,671

(1)	Other Industrial Operating Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

On June 13, 2008, the Company acquired an additional approximate 19% interest in G. Accion, a Mexican real estate company that holds equity method investments, and as a result of its increased ownership, the Company began consolidating its interest in G. Accion, effective as of that date. On July 18, 2008, the Company acquired the remaining equity interest (approximately 42%) in G. Accion. As of June 30, 2009 and December 31, 2008, the Company had a 100% consolidated interest in G. Accion. As a wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico. Through its investment in AMB Property Mexico, the Company held equity interests in various other unconsolidated ventures totaling approximately $19.3 million and $24.6 million as of June 30, 2009 and December 31, 2008, respectively.

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months						For the Three Months
	Ended June 30, 2009						Ended June 30, 2008
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	$69,204	$(18,102)	$3,317		$4,343		$47,061	$(12,035)	$2,649		$2,649
AMB Europe Fund I, FCP-FIS	24,179	(4,988)	1,188		1,188		26,778	(4,249)	2,950		2,950
AMB Japan Fund I, L.P.	23,950	(5,768)	3,635		3,635		17,732	(4,098)	1,089		1,089
AMB-SGP Mexico, LLC	9,819	(1,317)	739	(1)	739	(1)	7,166	(959)	(2,720	)(1)	(2,720	)(1)
AMB DFS Fund I, LLC	—	(118)	(5,370)		(5,370)		104	(4)	452		452

Total Co-investment Ventures	127,152	(30,293)	3,509		4,535		98,841	(21,345)	4,420		4,420
Other Industrial Operating Joint Ventures	9,314	(2,333)	2,296		2,296		9,755	(2,256)	3,763		3,763

Total Unconsolidated Joint Ventures	$136,466	$(32,626)	$5,805		$6,831		$108,596	$(23,601)	$8,183		$8,183

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months				For the Six Months
	Ended June 30, 2009				Ended June 30, 2008
			Income				Income
			(Loss)				(Loss)
		Property	from	Net		Property	from		Net
		Operating	Continuing	Income		Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(Loss)	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	$141,339	$(38,743)	$2,992	$(3,798)	$91,143	$(23,688)	$6,235		$6,235
AMB Europe Fund I, FCP-FIS	47,112	(9,735)	(9,049)	(9,049)	48,565	(8,378)	1,538		1,538
AMB Japan Fund I, L.P.	49,693	(11,142)	8,465	8,465	35,165	(7,481)	3,210		3,210
AMB-SGP Mexico, LLC	19,280	(2,608)	1,435 (2)	1,435 (2)	14,514	(2,284)	(3,874	)(2)	(3,874	)(2)
AMB DFS Fund I, LLC	50	31	(2,067)	(2,067)	104	(13)	7,274		7,274

Total Co-investment Ventures	257,474	(62,197)	1,776	(5,014)	189,491	(41,844)	14,383		14,383
Other Industrial Operating Joint Ventures	18,432	(4,446)	4,956	4,956	19,288	(4,262)	7,203		7,203

Total Unconsolidated Joint Ventures	$275,906	$(66,643)	$6,732	$(58)	$208,779	$(46,106)	$21,586		$21,586

(1)	Excludes $3.8 million and $3.0 million of interest expense on loans from co-investment venture partners for the three months ended June 30, 2009 and 2008, respectively.

(2)	Excludes $7.6 million and $6.0 million of interest expense on loans from co-investment venture partners for the six months ended June 30, 2009 and 2008, respectively.

11.	Stockholders’ Equity of the Parent Company

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Parent Company at the time of redemption) or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter), elect to have the Parent Company exchange those common limited partnership units or class B common limited partnership units, as applicable, for shares of the Parent Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common limited partnership units, the Parent Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended June 30, 2009, the Operating Partnership did not exchange any of its common limited partnership units for shares of the Parent Company’s common stock.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2009: 1,595,337 shares of series D cumulative redeemable preferred, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s consolidated stockholders’ equity for the six months ended June 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$2,763,952
Net income	119,951
Unrealized loss on securities	(2,330)
Unrealized gain on derivatives	2,902
Foreign currency translation adjustments	19,000

Total comprehensive income	139,523
Stock-based compensation amortization and issuance of restricted stock, net	11,623
Exercise of stock options	3,484
Conversion of partnership units	1,191
Repurchases of common stock	(87,696)
Forfeiture of restricted stock	(1,450)
Reallocation of partnership interest	(8,449)
Offering costs	(10)
Dividends	(109,573)

Balance as of June 30, 2008	$2,712,595

The following table sets forth the dividends or distributions paid or payable per share or unit:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property Corporation	Common stock	$0.280	$0.520	$0.560	$1.040
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$0.856	$0.856

In December 2007, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the Parent Company’s common stock. During the three and six months ended June 30, 2009, the Parent Company did not repurchase any shares of its common stock. The Parent Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

In March 2009, the Parent Company completed the issuance of 47.4 million shares of its common stock at a price of $12.15 per share for proceeds of approximately $552.3 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million. The net proceeds from the offering were contributed to the Operating Partnership in exchange for the issuance of 47.4 million general partnership units to the Parent Company. The Operating Partnership used the net proceeds to repay borrowings under its unsecured credit facilities.

As of June 30, 2009, the Parent Company’s stock incentive plans have approximately 6.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Parent Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the assumptions and fair values for grants made during 2009:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2009	6.1% - 7.0%	7.0%	40.1% - 42.2%	42.1%	1.4% - 2.4%	2.0%	6.1	$3.19
June 30, 2009	6.0% - 6.3%	6.3%	46.3% - 47.0%	47.0%	1.9% - 2.9%	2.8%	7.8	$4.56
Weighted Average	6.0% - 7.0%	7.0%	40.1% - 47.0%	42.4%	1.4% - 2.9%	2.0%	6.2	$3.26

As of June 30, 2009, approximately 8,253,496 options and 930,321 non-vested stock awards were outstanding under the plans. There were 2,362,261 stock options granted, 8,174 options exercised, and 275,812 options forfeited during the six months ended June 30, 2009. There were 405,416 restricted stock awards made during the six months ended June 30, 2009, 310,020 non-vested stock awards that vested and 24,101 non-vested stock awards that were forfeited during the six months ended June 30, 2009. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the six months ended June 30, 2009 was $15.92-$23.07. The unamortized expense for restricted stock as of June 30, 2009 was $25.2 million. As of June 30, 2009, the Parent Company had $8.6 million of total unrecognized compensation cost related to unvested options granted under the Parent Company’s stock incentive plans which is expected to be recognized over a weighted average period of 2.3 years.

12.	Partners’ Capital of the Operating Partnership

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right, commencing generally on or after the first anniversary of the holder becoming a limited partner of the Operating Partnership or AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the applicable unit holders), to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value, as defined in the applicable partnership agreement, of an equivalent number of shares of common stock of the Parent Company at the time of redemption), or the Operating Partnership or AMB Property II, L.P. may, in its respective sole and absolute discretion (subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter), elect to have the Parent Company exchange those common limited partnership units or class B common limited partnership units, as applicable, for shares of the Parent Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. With each redemption or exchange of the Operating Partnership’s common limited partnership units, the Parent Company’s percentage ownership in the Operating Partnership will increase. Common limited partners and class B common limited partners may exercise this redemption right from time to time, in whole or in part, subject to certain limitations. During the three months ended June 30, 2009, the Operating Partnership did not exchange any of its common limited partnership units for shares of the Parent Company’s common stock.

As of June 30, 2009, the Operating Partnership had 146,024,005 common general partnership units; 2,176,809 common limited partnership units; 2,000,000 6 1/2% series L cumulative redeemable preferred units; 2,300,000 6 3/4% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in Operating Partnership’s partners’ capital for the six months ended June 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$2,833,986
Net income	123,304
Unrealized loss on securities	(2,330)
Unrealized gain on derivatives	2,902
Foreign currency translation adjustments	19,000

Total comprehensive income	142,876
Stock-based compensation amortization and issuance of partnership units
in connection with the issuance of restricted stock, net	11,623
Issuance of partnership units in connection with the exercise of stock options	3,484
Conversion of partnership units	741
Repurchases of common units	(87,696)
Forfeiture of partnership units in connection with the forfeiture of restricted stock	(1,450)
Reallocation of partnership interest	(8,448)
Offering costs	(10)
Distributions	(113,705)

Balance at June 30, 2008	$2,781,401

The following table sets forth the distributions paid or payable per share or unit:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property, L.P.	Common limited partnership units	$0.280	$0.520	$0.560	$1.040
AMB Property, L.P.	Series L preferred units	$0.406	$0.406	$0.813	$0.813
AMB Property, L.P.	Series M preferred units	$0.422	$0.422	$0.844	$0.844
AMB Property, L.P.	Series O preferred units	$0.438	$0.438	$0.875	$0.875
AMB Property, L.P.	Series P preferred units	$0.428	$0.428	$0.856	$0.856
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.520	$0.560	$1.040
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898	$1.795	$1.795

In December 2007, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the Parent Company’s common stock. During the three and six months ended June 30, 2009, the Parent Company did not repurchase any shares of its common stock. The Parent Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program. This program expires in December 2009. Immediately prior to any repurchase under this program, the Operating Partnership will repurchase a number of partnership units from the Parent Company equal to the number of shares of Parent Company common stock to be repurchased at a price per partnership unit equal to the price per share of common stock to be repurchased.

The net proceeds from the Parent Company’s March 2009 offering of 47.4 million shares of common stock were contributed to the Operating Partnership in exchange for the issuance of 47.4 million general partnership units to the Parent Company. The proceeds were approximately $552.3 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of June 30, 2009, the stock incentive plans have approximately 6.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2009:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2009	6.1% - 7.0%	7.0%	40.1% - 42.2%	42.1%	1.4% - 2.4%	2.0%	6.1	$3.19
June 30, 2009	6.0% - 6.3%	6.3%	46.3% - 47.0%	47.0%	1.9% - 2.9%	2.8%	7.8	$4.56
Weighted Average	6.0% - 7.0%	7.0%	40.1% - 47.0%	42.4%	1.4% - 2.9%	2.0%	6.2	$3.26

As of June 30, 2009, approximately 8,253,496 options and 930,321 non-vested stock awards were outstanding under the plans. There were 2,362,261 stock options granted, 8,174 options exercised, and 275,812 options forfeited during the six months ended June 30, 2009. There were 405,416 restricted stock awards made during the six months ended June 30, 2009, 310,020 non-vested stock awards that vested and 24,101 non-vested stock awards that were forfeited during the six months ended June 30, 2009. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the six months ended June 30, 2009 was $15.92-$23.07. The unamortized expense for restricted stock as of June 30, 2009 was $25.2 million. As of June 30, 2009, the Operating Partnership had $8.6 million of total unrecognized compensation cost related to unvested options granted under the Operating Partnership’s stock incentive plans which is expected to be recognized over a weighted average period of 2.3 years.

13.	Income (Loss) Per Share and Unit

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method under SFAS No. 128, Earnings per Share. The provisions of FSP No. EITF 03-6-1 have been applied retrospectively to adjust the computation of EPS for the three and six months ended June 30, 2008.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company had 61,443 dilutive stock options outstanding for the three months ended June 30, 2009. The Parent Company had no dilutive stock options outstanding for the six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Parent Company had 2,186,003 and 2,049,205 dilutive stock options outstanding, respectively. The effect on income per share for the three months ended June 30, 2009 and the three and six months ended June 30, 2008 was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Numerator
Income (loss) from continuing operations attributable to common stockholders	$10,203	$72,633	$(111,784)	$110,763
Preferred stock dividends	(3,952)	(3,952)	(7,904)	(7,904)

Income (loss) from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations and preferred stock dividends)	6,251	68,681	(119,688)	102,859
Total discontinued operations attributable to common stockholders after noncontrolling interests	11,171	4,386	14,760	9,188
Allocation to participating securities	(260)	(666)	(521)	(1,018)

Net income (loss) available to common stockholders	$17,162	$72,401	$(105,449)	$111,029

Denominator
Basic	145,318,364	97,083,044	121,991,039	97,433,162
Stock option dilution(1)	61,443	2,186,003	—	2,049,205

Diluted weighted average common shares	145,379,807	99,269,047	121,991,039	99,482,367

Basic income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations	$0.04	$0.71	$(0.98)	$1.05
Discontinued operations	0.08	0.04	0.12	0.09

Net income (loss) available to common stockholders(2)	$0.12	$0.75	$(0.86)	$1.14

Diluted income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations	$0.04	$0.69	$(0.98)	$1.03
Discontinued operations	0.08	0.04	0.12	0.09

Net income (loss) available to common stockholders(2)	$0.12	$0.73	$(0.86)	$1.12

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Excludes anti-dilutive stock options of 7,764,478 and 7,443,578 for the three and six months ended June 30, 2009, respectively. Excludes anti-dilutive stock options of 1,174,981 and 1,489,631 for the three and six months ended June 30, 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with FSP No. EITF 03-6-1 and SFAS No. 128, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 930,321 unvested restricted shares outstanding for both the three and six months ended June 30, 2009, and 893,381 unvested restricted shares outstanding for both the three and six months ended June 30, 2008.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had 61,443 dilutive stock options outstanding for the three months ended June 30, 2009. The Operating Partnership had no dilutive stock options outstanding for the six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Operating Partnership had 2,186,003 and 2,049,205 dilutive stock options outstanding, respectively. The effect on income per unit for the three months ended June 30, 2009 and the three and six months ended June 30, 2008 was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (in thousands, except unit and per unit amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Numerator
Income (loss) from continuing operations attributable to common unitholders	$7,547	$74,202	$(116,878)	$113,510
Preferred unit distributions	(3,952)	(3,952)	(7,904)	(7,904)

Income (loss) from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations and preferred unit distributions)	3,595	70,250	(124,782)	105,606
Total discontinued operations attributable to common unitholders after noncontrolling interests	14,638	5,211	17,995	10,072
Allocation to participating securities	(260)	(688)	(521)	(1,051)

Net income (loss) available to common unitholders	$17,973	$74,773	$(107,308)	$114,627

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Denominator
Basic	147,495,173	101,055,221	124,168,600	101,407,966
Stock option dilution(1)	61,443	2,186,003	—	2,049,205

Diluted weighted average common units	147,556,616	103,241,224	124,168,600	103,457,171

Basic income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations	$0.02	$0.69	$(1.01)	$1.03
Discontinued operations	0.10	0.05	0.15	0.10

Net income (loss) available to common unitholders(2)	$0.12	$0.74	$(0.86)	$1.13

Diluted (loss) income per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations	$0.02	$0.67	$(1.01)	$1.01
Discontinued operations	0.10	0.05	0.15	0.10

Net income (loss) available to common unitholders(2)	$0.12	$0.72	$(0.86)	$1.11

(1)	Excludes anti-dilutive stock options of 7,764,478 and 7,443,578 for the three and six months ended June 30, 2009, respectively. Excludes anti-dilutive stock options of 1,174,981 and 1,489,631 for the three and six months ended June 30, 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with FSP No. EITF 03-6-1 and SFAS No. 128, the net income (loss) available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 930,321 unvested restricted shares outstanding for both the three and six months ended June 30, 2009, and 893,381 unvested restricted shares outstanding for both the three and six months ended June 30, 2008.

14.	Segment Information

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promote interests and incentive distributions from the Company’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and co-investment ventures, the Company typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management priority distributions of 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Notes to the Consolidated Financial Statements in the Annual Reports on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2008.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2009	2008	2009	2008	2009	2008

U.S. Markets
Southern California	$22,858	$27,398	$18,099	$21,466	$—	$507
No. New Jersey / New York	15,267	16,997	10,198	11,930	—	—
San Francisco Bay Area	20,710	21,502	14,585	15,642	—	—
Chicago	9,942	13,776	6,773	8,890	—	70
On-Tarmac	13,131	13,197	7,236	7,282	—	—
South Florida	10,277	9,993	6,796	6,624	—	6,213
Seattle	5,380	9,772	4,417	7,829	—	—
Non — U.S. Markets
Europe	3,763	1,541	2,061	1,265	—	—
Japan	5,367	8,058	3,181	6,003	—	13,135
Other Markets	38,443	43,537	27,343	30,468	—	10,477

Total markets	145,138	165,771	100,689	117,399	—	30,402
Straight-line rents and amortization of lease intangibles	1,542	2,708	1,542	2,708	—	—
Discontinued operations	(7,105)	(7,352)	(5,169)	(5,189)	—	—
Private capital income	7,795	41,413	—	—	—	—

Total	$147,370	$202,540	$97,062	$114,918	$—	$30,402

	Revenues		Property NOI(2)		Development Gains
	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2009	2008	2009	2008	2009	2008

U.S. Markets
Southern California	$47,627	$54,870	$37,830	$43,251	$838	$1,107
No. New Jersey / New York	31,376	35,881	20,359	25,328	—	—
San Francisco Bay Area	43,476	43,160	31,196	31,768	—	—
Chicago	21,329	28,944	13,617	18,604	—	2,964
On-Tarmac	26,487	26,352	14,263	14,663	—	—
South Florida	20,296	20,233	13,384	13,742	—	7,038
Seattle	11,593	19,893	9,359	15,987	3,044	7,236
Non — U.S. Markets
Europe	6,512	2,235	3,493	1,729	—	5,449
Japan	10,899	13,073	6,453	9,963	28,588	13,316
Other Markets	82,180	84,938	56,075	59,833	816	11,112

Total markets	301,775	329,579	206,029	234,868	33,286	48,222
Straight-line rents and amortization of lease intangibles	4,934	6,040	4,934	6,040	—	—
Discontinued operations	(16,849)	(14,296)	(12,308)	(10,277)	—	—
Private capital income	19,490	51,336	—	—	—	—

Total	$309,350	$372,659	$198,655	$230,631	$33,286	$48,222

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense. The Company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the Company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The Company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the Company’s real estate operations and should be excluded from its calculation of NOI.

In addition, the Company believes that NOI helps investors compare the operating performance of its real estate as compared to other companies. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating the Company’s liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. Further, the Company’s computation of NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI to net income, see the table below.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net (loss) income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Property NOI	$97,062	$114,918	$198,655	$230,631
Private capital revenues	7,795	41,413	19,490	51,336
Depreciation and amortization	(38,724)	(39,730)	(80,460)	(80,214)
General and administrative	(25,363)	(33,744)	(56,609)	(68,869)
Restructuring charges	(3,824)	—	(3,824)	—
Fund costs	(322)	(384)	(584)	(606)
Real estate impairment losses	—	—	(161,067)	—
Other expenses	(5,684)	(1,422)	(5,022)	(1,330)
Development profits, net of taxes	—	30,402	33,286	48,222
Gains from sale or contribution of real estate interests, net of taxes	—	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	4,284	6,059	4,250	8,987
Other income	8,595	1,883	1,529	6,293
Interest expense, including amortization	(29,329)	(36,532)	(61,986)	(67,603)
Total discontinued operations	14,544	5,167	18,020	10,621

Net (loss) income	$29,034	$88,030	$(94,322)	$157,435

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	June 30,	December 31,
	2009	2008

U.S. Markets
Southern California	$718,439	$776,819
No. New Jersey / New York	544,825	524,883

San Francisco Bay Area	736,867	783,345
Chicago	306,445	319,043
On-Tarmac	179,554	185,877
South Florida	412,716	411,408
Seattle	143,583	195,822
Non — U.S. Markets
Europe	546,229	484,866
Japan	627,977	860,982
Other Markets	2,005,747	2,050,431

Total markets	6,222,382	6,593,476
Investments in unconsolidated joint ventures	434,008	431,322
Non-segment assets	228,858	276,850

Total assets	$6,885,248	$7,301,648

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the three and six months ended June 30, 2009 is as follows (dollars in thousands):

	Real Estate Impairment Losses		Restructuring Charges
	For the Three Months	For the Six Months	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009	Ended June 30, 2009	Ended June 30, 2009

U.S. Markets
Southern California	$—	$16,809	$71	$71
No. New Jersey / New York	—	9,056	—	—
San Francisco Bay Area	—	4,275	1,637	1,637
Chicago	—	1,330	36	36
On-Tarmac	—	—	—	—
South Florida	—	5,531	—	—
Seattle	—	—	—	—
Non — U.S. Markets
Europe	—	30,393	378	378
Japan	—	13,469	310	310
Other Markets	—	100,990	1,392	1,392

Total markets	$—	$181,853	$3,824	$3,824

15.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 54 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of June 30, 2009, the Company had provided approximately $21.4 million in letters of credit, of which $15.8 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 6, 7 and 10 as of June 30, 2009, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $442.4 million as described below.

As of June 30, 2009, the Company had outstanding bank guarantees in the amount of $27.9 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of June 30, 2009, the Company also guaranteed $49.0 million and $104.9 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements total $260.6 million as of June 30, 2009.

On May 30, 2008, the Company entered into a 142.0 million Euros 364-day multi-currency revolving facility agreement (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) and related guarantee with the Operating Partnership as loan guarantor with the Company’s affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of the Company’s European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates as lenders and ING Real Estate Finance N.V. as facility agent. The facility agreement provided that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) all of which were repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement were guaranteed by the Operating Partnership. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS indemnified the Operating Partnership for all of its obligations under the guarantee. On December 29, 2008, the Operating Partnership terminated the facility agreement and related guarantee. Prior to the termination of the facility agreement, four of the Company’s European affiliates that were subsidiaries of AMB Europe Fund I, FCP-FIS holding real property interests in Germany were borrowers under such facility agreement. The outstanding borrowed amount of the Company’s European affiliate borrowers under such facility agreement was repaid in full on December 29, 2008. In connection with the payment in full under, and the termination of, this facility agreement, the Company’s European affiliate borrowers and/or their affiliates borrowed funds under an existing credit facility held by AMB Europe Fund I, FCP-FIS, and entered new 5-year term loans with the lender in the aggregate amount of 50.2 million Euros (approximately $70.1 million in U.S. dollars using the exchange rate as of December 31, 2008) under such facility. The borrowed funds were used to repay the outstanding amounts under the terminated 142.0 million Euros credit facility. The Operating Partnership agreed to guarantee the 50.2 million Euros amount borrowed under such existing credit facility only until the security interests were granted by the borrowers, at which time the guarantees would be extinguished. As of June 30, 2009, the European affiliate borrowers had granted security interests to the lender, as the security agent, under and in accordance with the terms of such facility, and the guarantees of the Operating Partnership had been fully extinguished.

Performance and Surety Bonds.  As of June 30, 2009, the Company had outstanding performance and surety bonds in an aggregate amount of $12.0 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

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

16.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at June 30, 2009 were three interest rate swaps and one interest rate cap hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At June 30, 2009, the Company had three currency forward contracts hedging intercompany loans.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the twelve months from June 30, 2009, the Company estimates that an additional $6.1 million will be reclassified as an increase to interest expense.

As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swaps	3	$555,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of SFAS No. 133. At June 30, 2009, the Company had three foreign currency forward contracts hedging intercompany loans and one interest rate cap hedging a construction loan which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings which resulted in losses of $45.8 million and $39.9 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2009, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Foreign exchange forward contracts	3	$646,786
Interest rate caps	1	$7,319

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2009 (in thousands):

	Fair Value of Derivative Instruments at June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet		Fair
	Location	Value	Location		Value
		(in thousands)			(in thousands)

Derivatives designated as hedging instruments
under SFAS No. 133
Interest rate swaps		$—	Other assets (contra asset	)	$5,211
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange forward contracts	Other assets	$4,816			$—
Interest rate caps	Other assets	3			—

Total		$4,819			$—

Total derivative instruments		$4,819			$5,211

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 (in thousands):

	Gain (Loss) Recognized		Gain (Loss)
Derivative Instruments in	in Accumulated Other	Location of Gain	Reclassified
SFAS No. 133 Cash Flow	Comprehensive (Loss)	(Loss) Reclassified	from Accumulated
Hedging Relationships	Income (OCI)	from Accumulated OCI into	OCI into Income
(in thousands)	(Effective Portion)	Income (Effective Portion)	(Effective Portion)

For the three months ended June 30, 2009:
Interest rate swaps	$1,468	Interest expense	$(2,572)
For the six months ended June 30, 2009:
Interest rate swaps	$1,773	Interest expense	$(4,566)

Derivative Instruments Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Statement	Amount of Gain (Loss)
Instruments under SFAS No. 133	of Operations	Recognized
		(in thousands)

For the three months ended June 30, 2009:
Foreign exchange forward contracts	Other (expenses) income	$2,377
Interest rate caps	Other (expenses) income	3

Total		$2,380

For the six months ended June 30, 2009:
Foreign exchange forward contracts	Other (expenses) income	$(789)
Interest rate caps	Other (expenses) income	3

Total		$(786)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Subsequent Events

On July 28, 2009, the Company sold a 21 acre land parcel, located at Los Angeles International Airport for a sales price of approximately $125 million.

In preparing the consolidated financial statements, the Company evaluated subsequent events occurring through August 7, 2009, the date these financial statements were issued, in accordance with SFAS No. 165.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information included in this quarterly report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve numerous risks and uncertainties, there are important factors that could cause the company’s actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in the forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “forecasting,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and the company may not be able to realize them.

The following factors, among others, apply to the company’s business as a whole and could cause its actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions, global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund the company’s business activities, including re-financing and interest rate risks;

•	the company’s failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	the company’s failure to maintain its current credit agency ratings or comply with its debt covenants;

•	risks related to the company’s obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	a downturn in the California, U.S., or the global economy, world trade or real estate conditions and other financial market fluctuations;

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	risks and uncertainties relating to the disposition of properties to third parties and the company’s ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	the company’s failure to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or the company’s co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	difficulties in identifying properties to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as the company expects;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, the company’s inability to obtain necessary permits and financing, the company’s inability to lease properties at all or at favorable rents and terms, and public opposition to these activities);

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of the company’s insurance coverage;

•	unknown liabilities acquired in connection with acquired properties or otherwise;

•	the company’s failure to successfully integrate acquired properties and operations;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with the company’s tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disasters.

In addition, if the parent company fails to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, then the parent company’s actual results and future events could differ materially from those set forth or contemplated in the forward-looking statements.

The company’s success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Reports on Form 10-K for AMB Property Corporation and AMB Property, L.P. for the year ended December 31, 2008, and any amendments thereto. The company cautions you not to place undue reliance on forward-looking statements, which reflect the company’s analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of the company’s forward-looking statements, including those in this report, are qualified in their entirety by this statement. The company assumes no obligation to update or supplement forward-looking statements.

The company’s website address is http://www.amb.com. The annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K of the parent company and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the company’s website free of charge as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. The company’s Corporate Governance Principles and Code of Business Conduct are also posted on the company’s website. Information contained on the company’s website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC. The operating partnership does not have a separate internet address and its SEC reports are available free of charge upon request to the attention of the company’s Investor Relations Department, AMB Property Corporation, Pier 1, Bay 1, San Francisco, CA 94111. The following marks are registered trademarks of AMB Property Corporation: AMB®; and High Throughput Distribution® (HTD®). Unless otherwise indicated, management’s discussion and analysis applies to both the operating partnership and the parent company.

THE COMPANY

The company owns, acquires, develops and operates industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia. The company uses the terms “industrial properties” or “industrial buildings” to describe the various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses; distribution facilities, centers or warehouses; High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The company uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager and which it currently intends to hold for the long term. The company uses the term “joint venture” to describe all joint ventures, including co-investment ventures with real estate developers, other real estate operators, or institutional investors where the company may or may not have control, act as the manager and/or developer, earn asset management distributions or fees, or earn incentive distributions or promote interests. In certain cases, the company might provide development, leasing, property management and/or accounting services, for which it may receive compensation. The company uses the term “co-investment venture” to describe joint ventures with institutional investors, managed by the company, from which the company typically receives acquisition fees for acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promote interests.

The company’s business is operated primarily through the operating partnership. As of June 30, 2009, the parent company owned an approximate 97.7% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

The parent company is a self-administered and self-managed real estate investment trust and it expects that it has qualified, and will continue to qualify, as a real estate investment trust for federal income tax purposes beginning with the year ended December 31, 1997. As a self-administered and self-managed real estate investment trust, the company’s own employees perform its corporate administrative and management functions, rather than the company relying on an outside manager for these services. The company manages its portfolio of properties generally through direct property management performed by its own employees. Additionally, within its flexible operating model, the company may from time to time establish relationships with third-party real estate management firms, brokers and developers that provide some property-level administrative and management services under the company’s direction.

The company’s global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; the company’s telephone number is (415) 394-9000. The company’s other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of June 30, 2009, the company employed 541 individuals: 148 in its San Francisco headquarters, 41 in its Boston office, 48 in its Tokyo office, 53 in its Amsterdam office, 55 in its Mexico City office and the remainder in its other offices.

Investment Strategy

The company’s strategy focuses on providing distribution space to customers whose businesses are tied to global trade and who value the efficient movement of goods through the global supply chain. The company’s properties are primarily located in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to airports, seaports and major highway systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of the company’s portfolio of industrial properties is located in its target markets and much of this is in infill submarkets within its target markets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

In many of its target markets, the company focuses on HTD® facilities, which are buildings designed to facilitate the rapid distribution of its customers’ products rather than the long term storage of goods. The company’s investment focus on HTD® assets is based on what it believes to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. The company believes that these building characteristics help its customers to reduce their costs and become more efficient in their delivery systems. The company’s customers include air express, logistics and freight forwarding companies that have time-sensitive needs, and that value facilities located in convenient proximity to transportation infrastructure, such as major airports and seaports.

As of June 30, 2009, the company owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 156.9 million square feet (14.6 million square meters) in 48 markets within 14 countries.

Of the approximately 156.9 million square feet as of June 30, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the company owned or partially owned approximately 131.9 million square feet (principally, warehouse distribution buildings) that were 90.5% leased; the company had investments in 34 development projects, which are expected to total approximately 9.0 million square feet upon completion; and the company owned 27 projects, totaling approximately 8.5 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the company had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the company held approximately 0.1 million square feet through a ground lease, which is the location of its global headquarters.

Operating Strategy

The company believes that real estate is fundamentally a local business and is best operated by local teams in each of its markets. As a vertically integrated company, the company actively manages its portfolio of properties. In select markets, the company may, from time to time, establish relationships with third-party real estate management firms, brokers and developers that provide some property-level administrative and management services under the company’s direction. The company has a broad array of service offerings, including access to multiple locations worldwide and build-to-suit developments.

Long Term Growth Strategies

Growth through Operations

The company seeks to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at its properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. The company actively manages its portfolio, whether directly or with an alliance partner, by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. The company believes that its long-standing focus on customer relationships and ability to provide global solutions in 14 countries for a well-diversified customer base in the shipping, air cargo and logistics industries will enable it to capitalize on opportunities as they arise.

The company believes that the strategic locations within its portfolio, the experience of its cycle-tested operations team and its ability to respond quickly to the needs of its customers allow it to achieve solid operating results. The company believes that its regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies that provide benefit to it and its customers.

Growth through Development

The company thinks that the development, redevelopment and expansion of well-located, high-quality industrial properties provide it with attractive investment opportunities at higher rates of return, although with greater risk, than may be obtained from the purchase of existing properties. Through the deployment of its in-house development and redevelopment expertise, the company seeks to create value both through new construction and the acquisition and management of redevelopment opportunities. Additionally, the company believes that its longstanding focus on infill locations creates a unique opportunity to enhance value through the select conversion of industrial properties to higher and better uses, within its value-added conversion business. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from industrial distribution warehouse to a higher and better use, such as office, retail or residential. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment require significant capital investment, to maximize their returns. Completed development and redevelopment properties are generally contributed to the company’s co-investment ventures and held in its owned and managed portfolio or sold to third parties. Value-added conversion properties are generally sold to third parties at some point in the re-

entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. The company thinks its global market presence and expertise will enable it to generate and capitalize on a diverse range of development opportunities in the long term. At this time, however, while development, redevelopment and value-added conversions will continue to be a fundamental part of its long-term growth strategy, the company will limit this activity to situations where it is fulfilling prior commitments or commencing build-to-suit projects for specific customers until the financial and real estate markets stabilize.

Although the company has reduced its development staff in correlation to reduced levels of development activity, its core team possesses multidisciplinary backgrounds, which positions it to complete the build out of its development pipeline and for future development or redevelopment opportunities when stability returns to the financial and real estate markets. The company believes its development team has extensive experience in real estate development, both with the company and with local, national or international development firms. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital.

The company believes that its historical investment focus on industrial real estate in some of the world’s most strategic infill markets positions it to create value through the select conversion of industrial properties to higher and better uses (value-added conversions). Generally, the company expects to sell to third parties these value-added conversion projects at some point in the re-entitlement/conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. Value-added conversions involve the repurposing of industrial properties to a higher and better use, including use as office, residential, retail, research & development or manufacturing properties. Activities required to prepare the property for conversion to a higher and better use may include such activities as rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and as such, little to no residual value is ascribed to the industrial building. Due to dislocation in the housing industry, the company does not believe that this is the optimal time to market certain value-added conversion projects, in particular, those intended to include a residential component. The company remains committed to the viability of this development activity and believes that a well-timed approach to executing value-added conversion transactions will enhance stockholder value over the long term.

Growth through Acquisitions and Capital Redeployment

The company’s acquisition experience and its network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to its internal resources, the company has long-term relationships with leasing and investment sales brokers, as well as third-party local property management firms, which may give it access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. In addition, the company seeks to redeploy capital from non-strategic assets into properties that better fit its current investment focus. See “Summary of Key Transactions.” At this time, while acquisitions will continue to be a fundamental part of its long-term growth strategy, the company will limit this activity to situations where it is fulfilling prior commitments until the financial and real estate markets stabilize.

The company is generally engaged in various stages of negotiations for a number of acquisitions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios or property owning or real estate-related entities. The company cannot assure you that it will consummate any of these transactions. Such transactions, if the company consummates them, may be material individually or in the aggregate.

Growth through Global Expansion

Expansion into target markets outside the United States represents a natural extension of the company’s strategy to invest in industrial property markets with high population densities, proximity to large customer clusters and available labor pools, and major distribution centers serving global trade. The company’s international expansion strategy mirrors its focus in the United States on supply-constrained submarkets with political, economic or physical constraints to new development. The company’s international investments extend its offering of HTD®

facilities to customers who value speed-to-market over storage. The company thinks that its established customer relationships, its contacts in the air cargo, shipping and logistics industries, its underwriting of markets and investments, its in-house expertise and its strategic alliances with knowledgeable developers and managers will assist it in competing internationally. For a discussion of the amount of the company’s revenues attributable to the United States and international markets, please see Part I, Item 1: Note 14 of the “Notes to Consolidated Financial Statements.”

Growth through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 25 years of experience in this business. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with institutional investors. Approximately 60% of the company’s owned and managed operating portfolio is owned through its eight co-investment ventures. The company tailors industrial portfolios to investors’ specific needs — in separate or commingled accounts — deploying capital in both close-ended and open-ended structures and providing complete portfolio management and financial reporting services. Generally, the company will own a 10-50% interest in its co-investment ventures. The company’s co-investment ventures typically allow it to earn acquisition and development fees, asset management fees or priority distributions, as well as promote interests or incentive distributions based on the performance of the co-investment ventures.

Management’s Overview

Current Global Market and Economic Conditions

The global financial market and economic conditions have been unprecedented, challenging and unpredictable with significantly tighter credit and declining economic conditions through the first half of 2009. Current World Bank and Global Insight forecasts indicate that global trade will fall by 10-12% in 2009, which is substantially steeper than the 3% forecasted decline in global GDP, and, if realized, would represent the steepest drop in modern history. The company has observed that change in the global trade environment has been a primary driver of industrial real estate demand for decades, with 80% of the historical variation in net absorption of industrial space accounted for by variations in U.S. imports and exports. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. The company believes that trade and GDP are closely interrelated as higher levels of investment, production and consumption within a globalized country are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will increase. Current consensus estimates for the U.S. and global GDP growth is in excess of 2% for 2010, a level that implies recovery in GDP growth and a rebound in trade and industrial real estate demand.

The financial and real estate markets have been undergoing pervasive and fundamental disruptions, which began to impact the company late in the fourth quarter of 2008. To maintain its competitive advantage during these difficult times, the company focused on three important near-term priorities starting in the fourth quarter of 2008. These priorities include:

•	strengthening the balance sheet and liquidity position,

•	realigning its cost structure; and

•	positioning for future opportunities.

The company believes its substantial progress with its near-term priorities, over the last six months, coupled with its long-term business strategies, have prepared it to weather a difficult operating environment and have positioned it to emerge from this downturn in an even stronger competitive position. To preserve its long-term growth potential, the company has retained certain key investment and development personnel in its most productive platforms around the globe. The company has temporarily deployed these team members in leasing, operations and customer service, as it completes the build-out of its current development pipeline.

While the company continues to work through a challenging operating environment, it will take a long-term view to ensure that the value of its real estate is maximized. The company’s goal is to do what it considers best for long-term value creation and enhancement of its net asset value.

Focus on the Company’s Balance Sheet, Liquidity and Cost Structure

Management believes that it has made significant progress on its near-term business priorities year-to-date. The company believes it has enhanced its liquidity, strengthened its balance sheet and realigned and streamlined internal resources, as well as its overhead structure, to meet the needs of the business and operating environment.

During the first half of 2009, the company increased the availability under its lines of credit by $300 million while reducing its share of outstanding debt by approximately $750 million. As of June 30, 2009, the company had $1.0 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 38%, and had cash, cash equivalents and restricted cash of $209.3 million.

The company has made progress on monetizing select development and operating assets and will match asset sales beyond its deleveraging objectives with new investment opportunities to continue to upgrade its portfolio on a leverage neutral or leverage reducing basis. The company is in active dialogue with prospective investors to attract new capital to take advantage of new opportunities which may include the formation of new joint ventures. During the first half of 2009, the company disposed of approximately $461 million of properties with a weighted average stabilized capitalization rate of 6.9%. During the second quarter, the company completed sales totaling $156 million, with a weighted average stabilized capitalization rate of 7.8%. Additionally, on an owned and managed basis, as of June 30, 2009, the company has properties available for sale or contribution with an estimated total investment upon completion of approximately $1.3 billion, before the impact of real estate impairment losses.

During the first quarter of 2009, the parent company successfully completed the issuance and sale of 47.4 million shares of its common stock for proceeds of approximately $552.3 million, net of discounts, commissions and estimated transaction expenses. The parent company was issued units from the operating partnership in exchange for a cash contribution of the net proceeds from the offering. The net proceeds from the offering were used to repay borrowings under the operating partnership’s unsecured credit facilities, which enhanced the company’s liquidity position.

The company believes its current debt maturity schedule is well-laddered. The company has completed approximately $1.0 billion of debt repayments, repurchases and extensions, year-to-date, of which $241 million occurred in the second quarter of 2009. Also during the second quarter, the operating partnership completed the purchase of $183 million of its outstanding unsecured senior debt securities at a weighted average yield-to-maturity of 6.3%. The company used proceeds from asset sales completed during the first quarter of 2009 to fund the purchase of the debt securities. The company believes the early retirement of this debt will strengthen its balance sheet and enhance its liquidity position. The company may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. As of June 30, 2009, the company’s total consolidated debt maturities for 2009 after extension options (subject to certain conditions) were $213.6 million, excluding principal amortization. The company’s total unconsolidated debt maturities for 2009 after extension options (subject to certain conditions) were $150,000 as of June 30, 2009, excluding principal amortization.

To address the challenges of the current business environment, the company implemented a broad-based cost reduction plan that began in the fourth quarter of 2008. As part of this plan, the company reduced its total global headcount by approximately 33% as of June 30, 2009. In executing these cost-saving efforts, the company believes that it has preserved its ability to serve its global customers and manage its operating portfolio. While the company has removed excess capacity in its deployment teams, it believes that it has retained its key talent and left its global platforms intact.

The company’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of June 30,

2009, the company was in compliance with its financial covenants. There can be no assurance, however, that if the financial markets and economic conditions continue to deteriorate, the company will be able to continue to comply with its financial covenants.

Primary Sources of Revenue and Earnings

The primary source of the company’s revenue and earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs. The company may also generate earnings from its private capital business, which consists of asset management fees and priority distributions, acquisition and development fees, and promote interests and incentive distributions from its co-investment ventures. Additionally, the company may generate earnings from the disposition of projects in its development-for-sale and value-added conversion programs, from land sales and from the contributions of development properties to its co-investment ventures. The company believes that its long-term growth will be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	raise third-party equity in its co-investment ventures and grow its earnings from its private capital business from the acquisition of new properties or through the possible contribution of properties; and

•	develop properties profitably and sell to third parties or contribute to its co-investment ventures such development properties.

Real Estate Operations

Real estate fundamentals in the United States continued to weaken in the first half of 2009 as the national economy slowed further. Deteriorating fundamentals have spread to all of the company’s major markets, with the exception of China. The company expects the operating environment to remain weak in the near term. The company believes that, while there is anecdotal feedback that customer demand is beginning to slowly return, customer decision-making is prolonged, as commitments for first generational space is put on hold with only time critical leasing decisions being made. According to data provided by Torto Wheaton Research as of July 15, 2009, availability in the United States reached a historical high of 13.0% for the quarter ended June 30, 2009, up 80 basis points from the prior quarter and 270 basis points from the second quarter of 2008. Also, according to Torto Wheaton Research, absorption was negative 80.5 million square feet in the second quarter of 2009, and construction completions were 16.1 million square feet, down from a revised 25.1 million square feet in the prior quarter. Second quarter absorption was the lowest quarterly total since 1989, falling just short of the largest historical decline in the first quarter 2009 (negative 90.7 million square feet). While the company expects the delivery pipeline to continue declining, the company expects net absorption to be negative in 2009.

The company believes the strongest industrial markets in the United States continue to be the primary infill coastal markets tied to global trade. While demand has weakened notably across the U.S., due primarily to the weakening economy, the company believes its coastal markets will continue to outperform other U.S. industrial markets. Outside the United States, while activity is moderating, the company believes that it will continue to experience demand for its distribution facilities due to the reconfiguration of supply chains and customer requirements for upgraded distribution space to modern facilities.

The company’s owned and managed portfolio occupancy during the three months ended June 30, 2009 was 90.5%, down from 92.2% during the three months ended March 31, 2009 and 95.2% during the three months ended June 30, 2008, while average occupancy during the three months ended June 30, 2009 was 91.1%, down from 93.1% during the three months ended March 31, 2009 and 94.6% during the three months ended June 30, 2008. During the three months ended June 30, 2009, rent on renewed and re-leased space in the company’s operating portfolio declined by 2.5% on an owned and managed basis, excluding expense reimbursements, rental abatements, percentage rents and straight-line rents. Rental rates on lease renewals and rollovers in the company’s portfolio was flat with 0.2% for the trailing four quarters ended June 30, 2009. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, declined by 3.4% and 4.1%, respectively, on an owned and managed basis. Excluding the impact of foreign currency exchange rate movements against the

U.S. dollar, cash-basis same store net operating income without the effect of lease termination fees decreased 3.2% during the three months ended June 30, 2009. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

Customer Bankruptcies

From a customer receivables standpoint, as of June 30, 2009, the company believes that account receivables delinquency levels were consistent with its historical experience, during recessionary periods, and it believes that it maintains adequate bad debt reserves. Although the number of bankruptcies of its customers increased during the first half of 2009, the company believes the impact of such bankruptcies on its business was not significant for the three and six months ended June 30, 2009. The company’s account receivables delinquencies may not continue at the same levels, its bad debt reserves may not be sufficient to cover such delinquencies as they occur and the level of customer bankruptcies may increase to levels that could be significant to its operations. However, the company will continue to monitor its accounts receivable delinquencies and the adequacy of its reserves in order to limit its exposure.

Private Capital Business

The company believes that its co-investment program with private-capital investors will continue to serve as a source of revenues and capital for new investments. Through these co-investment ventures, the company typically earns acquisition fees, asset management fees and priority distributions, as well as promote interests and incentive distributions based on the performance of the co-investment ventures; however, the company cannot assure you that it will continue to do so. Through contribution of development properties to its co-investment ventures, the company expects to recognize value creation from its development pipeline. In anticipation of the formation of future co-investment ventures, the company may also hold acquired and newly developed properties for contribution to such future co-investment ventures. The company may make additional investments through its existing co- investment ventures or new co-investment ventures in the future and presently plans to do so. Given the current economic environment, however, the pace of new private capital commitments has slowed significantly.

Equityholders in two of the company’s co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Institutional Alliance Fund III, L.P. is currently exercisable, and as of June 30, 2009, this co-investment venture had $117.9 million of outstanding redemption requests based on the co-investment venture’s net asset value at June 30, 2009. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011. Although such redemption rights generally do not require the co-investment ventures to allocate newly acquired capital to cover redemption activity, there can be no assurance that such allocation will not occur and will not occur in such magnitude that will affect the company’s contribution of properties to the ventures. While it has no obligation to fund redemption requests, these co-investment ventures currently plan to meet redemption requests as cash becomes available through property sales, financings and new capital contributions. There can be no assurance, however, that any such cash will become available or that, if such cash does become available, these co-investment ventures will use any or all of it to fund such requests.

Development Business

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. The company generates earnings from its development business through the disposition or contribution of projects from these activities.

Despite the cyclical downturn in the U.S. and global economies, the company believes that, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia and Europe. Given the current uncertainty in the global economy, the company curtailed development activity, and as a result, development starts for the first half of 2009 decreased 82% from 2008 with 88% of its 2009 development starts outside the United States. For 2009, the company’s development activity will be limited to fulfilling prior commitments or commencing build-to-suit projects on a select basis until the financial and real estate markets stabilize. In addition to its committed development pipeline, as of June 30, 2009, the company held a total of 2,501 acres of land for future development or sale on an owned and managed basis, approximately 85% of which was located in the Americas. The company currently estimates that these 2,501 acres of land could support approximately 45.4 million square feet of future development. The company’s long-term capital allocation goal is to have approximately 50% of its owned and managed operating portfolio invested in non-U.S. markets based on annualized base rent.

Impairment Charges

The company recognized real estate impairment charges on certain of its assets in the six months ended June 30, 2009 of approximately $181.4 million (represents the pro rata portion of the total impairment charges based on the company’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the associated properties) on an owned and managed basis ($181.9 million on a consolidated basis). The company’s share of cumulative impairment charges for the fourth quarter of 2008 and first half of 2009 was approximately $371.7 million on an owned and managed basis ($366.9 million on a consolidated basis). The company’s share of the cumulative impairment charges on the assets under development and those available for sale or contribution on an owned and managed basis totaled approximately $185.2 million ($182.0 million on a consolidated basis), reflecting a 14% decline from the $1.3 billion cost basis of the assets written down. Both the company’s share of cumulative impairment charges on the land inventory on an owned and managed and cumulative impairment charges on a consolidated basis totaled approximately $162.2 million, reflecting a 38% decline from the $426.7 million cost basis of the land written down. The company’s share of the cumulative impairment charges on operating properties on an owned and managed basis totaled approximately $24.4 million ($22.7 million on a consolidated basis), reflecting a 20% decline from the $121.0 million cost basis of the properties written down. These charges were entirely non-cash.

The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in leasing and rental rates and rising vacancies. In addition, the pricing of current transactions in some of the company’s markets as well as in-process sales agreements on some of its assets targeted for disposition were indicative of an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. The company also utilized the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically-diversified pool of assets, all of which are subject to third-party appraisals on an annual basis. See Part 1, Item 1: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the three and six months ended June 30, 2009.

Market Price of the Parent Company’s Shares

Recent global financial market and economic conditions have adversely impacted the market price per share of the parent company’s common stock. The parent company’s market equity was $2.82 billion as of June 30, 2009, compared to $5.14 billion as of June 30, 2008. The parent company defines market equity as the total number of outstanding shares of the parent company’s common stock and the operating partnership’s common limited partnership units, including class B common limited partnership units issued by AMB Property II, L.P., multiplied by the closing price per share of the parent company’s common stock at the relevant period end.

Summary of Key Transactions

During the six months ended June 30, 2009, the company completed the following significant capital deployment and other transactions:

•	Contributed one completed development project aggregating approximately 1.0 million square feet to AMB Japan Fund I, L.P., an unconsolidated co-investment venture;

•	Sold eight development projects aggregating approximately 1.6 million square feet, including 0.1 million square feet that was held in an unconsolidated co-investment venture, and one five-acre land parcel for an aggregate sales price of $132.8 million; and

•	Sold sixteen operating properties aggregating approximately 2.2 million square feet, including 0.5 million square feet that was held in an unconsolidated co-investment venture, for an aggregate sales price of $143.3 million.

See Part I, Item 1: Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s acquisition, development and disposition activity.

During the six months ended June 30, 2009, the company completed the following significant capital markets and other financing transactions:

•	The parent company completed a common equity offering of 47.4 million shares, generating net proceeds of $552.3 million, and contributed cash from the proceeds of the offering to the operating partnership in exchange for the issuance of 47.4 million partnership units;

•	Extended a $325.0 million unsecured term loan facility through September 2010;

•	Retired the AMB Japan Fund I subscription facility which matured in January 2009 and had an outstanding balance of $132.2 million as of December 31, 2008;

•	Extended a Yen-denominated secured construction loan of ¥10.6 billion in the first quarter of 2009 ($107.1 million using the exchange rate at March 31, 2009), through March 2010;

•	Extended two secured mortgage loans in the first quarter of 2009 totaling $67.3 million (at the date of extension) in one of the company’s unconsolidated joint ventures for terms of two and four years;

•	Paid off a $100 million medium-term note which matured in March 2009 and had an interest rate of 3.5%;

•	Completed a cash tender offer for $28.5 million and $146.5 million in aggregate principal amount of the 8% medium-term notes due 2010 and 5.45% medium-term notes due 2010, respectively; and

•	Repurchased $8.2 million of 5.9% medium-term notes due 2013.

See Part I, Item 1: Notes 6, 7, 8, 9, 11 and 12 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s capital markets transactions.

Critical Accounting Policies

In the preparation of financial statements, the company utilizes certain critical accounting policies. There have been no material changes in the company’s significant accounting policies included in the notes to its audited financial statements included in the Annual Reports on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2008.

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2007 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). As of June 30, 2009, the same store industrial pool consisted of properties aggregating approximately 115.4 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three and six months ended June 30, 2009 and 2008 was as follows.

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Acquired:
Number of properties	—	3	—	6
Square feet (in thousands)	—	745	—	1,689
Acquisition cost (in thousands)	$—	$57,071	$—	$135,544
Development Properties Sold or Contributed:
Number of development projects	2	6	5	10
Number of land parcels	—	—	1	—
Square feet (in thousands)	976	1,916	2,507	3,071

For the Three Months Ended June 30, 2009 and 2008 (dollars in millions):

	For the Three Months Ended
	June 30,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$117.4	$141.7	$(24.3)	(17.1)%
2008 acquisitions	2.5	0.5	2.0	400.0%
Development	14.1	4.9	9.2	187.8%
Other industrial	5.6	14.0	(8.4)	(60.0)%

Total rental revenues	139.6	161.1	(21.5)	(13.3)%
Private capital revenues	7.8	41.4	(33.6)	(81.2)%

Total revenues	$147.4	$202.5	$(55.1)	(27.2)%

Same store rental revenues decreased $24.3 million from the prior year for the three-month period due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the three months ended June 30, 2009 would have been $135.8 million if the interests in AMB Partners II, L.P. had not been contributed as of June 30, 2009. The decrease of $5.9 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to decreased occupancy during the second quarter of 2009. The increase in revenues from prior year acquisitions is due to receiving revenues in the second quarter of 2009 for properties acquired throughout all of 2008. The increase in rental revenues from development of $9.2 million is primarily due to increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The decrease in these revenues of $8.4 million was primarily due to dispositions of industrial operating properties made during the first half of 2009. The decrease in private capital revenues of $33.6 million was primarily due to a decrease in incentive fees and acquisition fees in the second quarter of 2009 as well as the recognition of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P. in the second quarter of 2008.

	For the Three Months Ended
	June 30,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$22.0	$23.8	$(1.8)	(7.6)%
Real estate taxes	20.5	22.4	(1.9)	(8.5)%

Total property operating costs	$42.5	$46.2	$(3.7)	(8.0)%

Property operating costs
Same store	$33.2	$39.7	$(6.5)	(16.4)%
2008 acquisitions	0.6	—	0.6	100.0%
Development	7.1	1.6	5.5	343.8%
Other industrial	1.6	4.9	(3.3)	(67.3)%

Total property operating costs	42.5	46.2	(3.7)	(8.0)%
Depreciation and amortization	38.7	39.7	(1.0)	(2.5)%
General and administrative	25.4	33.7	(8.3)	(24.6)%
Restructuring charges	3.8	—	3.8	100.0%
Fund costs	0.3	0.4	(0.1)	(25.0)%
Other expenses	5.7	1.5	4.2	280.0%

Total costs and expenses	$116.4	$121.5	$(5.1)	(4.2)%

Same store properties’ operating expenses decreased $6.5 million from the prior year for the three-month period due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the three months ended June 30, 2009 would have been $38.0 million if the interests in AMB Partners II, L.P. had not been contributed as of June 30, 2009. The decrease of $1.7 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to a decrease in real estate tax expense. The increase in development operating costs of $5.5 million was primarily due to an increase in the number of projects in the company’s development pipeline and increased operating expenses due to higher occupancy in certain development projects. The decrease in other industrial operating costs of $3.3 million was primarily due to dispositions of industrial operating properties made during the first half of 2009. The decrease in general and administrative expenses of $8.3 million is primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. During the three months ended June 30, 2009, the company recorded $3.8 million in restructuring charges due to the further implementation of the cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. Other expenses increased $4.2 million as a result of an increase in the company’s non-qualified deferred compensation plan expenses of $5.7 million, partially offset by a decrease in dead deal costs.

	For the Three Months Ended
	June 30,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$—	$30.4	$(30.4)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	4.3	6.0	(1.7)	(28.3)%
Other income	8.6	1.9	6.7	352.6%
Interest expense, including amortization	(29.3)	(36.5)	(7.2)	(19.7)%

Total other income and (expenses), net	$(16.4)	$1.8	$(18.2)	1,011.1%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “— Development Sales and Contributions” in “Capital Resources of the Operating Partnership” for a discussion of the development asset sales and contributions and the associated development profits during the three months ended June 30, 2009 and 2008. During the three months ended June 30, 2009, the company did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended June 30, 2008, the company sold two completed development projects totaling 0.1 million square feet for approximately $4.2 million, resulting in an after-tax gain of $1.3 million. In addition, the company contributed one completed development project totaling 0.4 million square feet into AMB Institutional Alliance Fund III, L.P., two completed development projects totaling 0.9 million square feet into AMB SGP-Mexico, LLC and one completed development project totaling 0.5 million square feet into AMB Japan Fund, L.P., all unconsolidated co-investment ventures, for a total of $215.3 million. As a result of these contributions, the company recognized an aggregate after-tax gain of $29.1 million representing the portion of the company’s interest in the contributed properties acquired by the third-party co-investors for cash.

The decrease in equity in earnings of unconsolidated joint ventures of $1.7 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to the consolidation of G. Accion, effective June 13, 2008. Other income increased $6.7 million from the prior year for the three-month period primarily due to a $5.7 million increase in gains related to the company’s non-qualified deferred compensation plan, an increase in asset management fees and a decrease in foreign currency exchange rate losses, partially offset by a decrease in bank interest income of $1.2 million due to lower cash balances and interest rates. During the three months ended June 30, 2009, the company recognized a loss on currency remeasurement of approximately $1.5 million, compared to a loss of approximately $2.5 million in the same period of 2008. Interest expense decreased $7.2 million primarily due to decreased borrowings as well as a decrease in interest rates.

	For the Three Months Ended
	June 30,
Discontinued Operations	2009	2008	$ Change	% Change

Income attributable to discontinued operations	$4.4	$4.0	$0.4	10.0%
Gains from sale of real estate interests, net of taxes	10.1	1.2	8.9	741.7%

Total discontinued operations	$14.5	$5.2	$9.3	178.8%

The increase in income attributable to discontinued operations of $0.4 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to an increase in properties held for sale in the second quarter of 2009. During the three months ended June 30, 2009, the company sold five industrial operating properties aggregating approximately 1.0 million square feet for a sale price of $48.0 million, with a resulting net gain of $5.4 million (net of noncontrolling interests’ share of $3.1 million). In addition, during the three months ended June 30, 2009, the company recognized a deferred gain of $1.6 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the three months ended June 30, 2008, the company sold an approximately 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of noncontrolling interests’ share of $0.3 million).

	For the Three Months Ended
	June 30,
Preferred Stock/Units	2009	2008	$ Change	% Change

Preferred stock dividends/unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred stock/units	$(4.0)	$(4.0)	$—	—%

For the Six Months Ended June 30, 2009 and 2008 (dollars in millions):

	For the Six
	Months Ended
	June 30,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$241.8	$292.2	$(50.4)	(17.2)%
2008 acquisitions	5.1	0.8	4.3	537.5%
Development	26.4	10.3	16.1	156.3%
Other industrial	16.6	18.0	(1.4)	(7.8)%

Total rental revenues	289.9	321.3	(31.4)	(9.8)%
Private capital revenues	19.5	51.4	(31.9)	(62.1)%

Total revenues	$309.4	$372.7	$(63.3)	(17.0)%

Same store rental revenues decreased $50.4 million from the prior year for the six-month period due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the six months ended June 30, 2009 would have been $279.3 million if the interests in AMB Partners II, L.P. had not been contributed as of June 30, 2009. The decrease of $12.9 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to decreased occupancy during the first half of 2009. The increase in revenues from prior year acquisitions is due to receiving revenues in the first half of 2009 for properties acquired throughout all of 2008. The increase in rental revenues from development of $16.1 million is primarily due to increased occupancy at several of the company’s development projects. The decrease in private capital revenues of $31.9 million was primarily due to a decrease in incentive fees and acquisition fees in the first half of 2009 as well as the recognition of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P. in the first half of 2008.

	For the Six
	Months Ended
	June 30,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$50.4	$47.5	$2.9	6.1%
Real estate taxes	40.8	43.2	(2.4)	(5.6)%

Total property operating costs	$91.2	$90.7	$0.5	0.6%

Property operating costs
Same store	$73.0	$80.2	$(7.2)	(9.0)%
2008 acquisitions	1.4	—	1.4	100.0%
Development	11.9	2.9	9.0	310.3%
Other industrial	4.9	7.6	(2.7)	(35.5)%

Total property operating costs	91.2	90.7	0.5	0.6%
Depreciation and amortization	80.5	80.2	0.3	0.4%
General and administrative	56.6	68.9	(12.3)	(17.9)%
Restructuring charges	3.8	—	3.8	100.0%
Fund costs	0.6	0.6	—	—%
Real estate impairment losses	161.1	—	161.1	100.0%
Other expenses	5.0	1.3	3.7	280.0%

Total costs and expenses	$398.8	$241.7	$157.1	65.0%

Same store properties’ operating expenses decreased $7.2 million from the prior year for the six-month period due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the six months ended June 30, 2009 would have been $83.6 million if the interests in AMB Partners II, L.P. had not been contributed as of June 30, 2009. The increase of $3.4 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to an increase in common area maintenance expenses. The increase in development operating costs of $9.0 million was primarily due to an increase in the number of projects in the company’s development pipeline and increased operating expenses due to higher occupancy in certain development projects. The decrease in other industrial operating costs of $2.7 million was primarily due to the disposition of industrial operating properties in the first half of 2009. The decrease in general and administrative expenses of $12.3 million is primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. During the six months ended June 30, 2009, the company recorded $3.8 million in restructuring charges due to the further implementation of the cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. The increase in real estate impairment losses was primarily a result of changes in the economic environment. See Item 1: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the first half of 2009. Other expenses increased $3.7 million as a result of an increase in the company’s non-qualified deferred compensation plan expenses of $5.8 million, partially offset by a decrease in dead deal costs.

	For the Six
	Months Ended
	June 30,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$33.3	$48.2	$(14.9)	(30.9)%
Gains from sale or contribution of real estate interests, net	—	20.0	(20.0)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	4.3	9.0	(4.7)	(52.2)%
Other income	1.5	6.3	(4.8)	(76.2)%
Interest expense, including amortization	(62.0)	(67.6)	(5.6)	(8.3)%

Total other income and (expenses), net	$(22.9)	$15.9	$(38.8)	244.0%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “Development Sales and Contributions” in “Capital Resources of the Operating Partnership” for a discussion of the development asset sales and contributions and the associated development profits during the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009, the company did not contribute any operating properties to unconsolidated co-investment ventures. During the six months ended June 30, 2008, the company contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, the company recognized a gain of $20.0 million on the contribution, representing the portion of the company’s interest in the contributed property acquired by the third-party investors for cash.

The decrease in equity in earnings of unconsolidated joint ventures of $4.7 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to impairment losses recognized on the company’s unconsolidated assets under management, partially offset by the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Other income decreased $4.8 million from the prior year for the six-month period primarily due to a $5.8 million increase in gains related to the company’s non-qualified deferred compensation plan and an increase in asset management fees, partially offset by the recognition of a $3.8 million loss on impairment of an investment, a decrease in bank interest income of $2.3 million due to lower cash balances and interest rates, and an increase in foreign currency exchange rate losses. During the six months ended June 30, 2009, the company recognized a loss on currency remeasurement of approximately $6.2 million, compared to a loss of approximately $1.4 million in the same period of 2008. Interest expense decreased $5.6 million primarily due to decreased borrowings as well as a decrease in interest rates.

	For the Six Months Ended
	June 30,
Discontinued Operations	2009	2008	$ Change	% Change

(Loss) income attributable to discontinued operations	$(10.7)	$8.1	$(18.8)	(232.1)%
Gains from sale of real estate interests, net of taxes	28.7	2.5	26.2	1,048.0%

Total discontinued operations	$18.0	$10.6	$7.4	69.8%

The decrease in income attributable to discontinued operations of $18.8 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to an increase in properties held for sale in the first half of 2009 offset by a real estate impairment loss on assets held for sale of $20.8 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, the company sold 12 industrial operating properties aggregating approximately 1.7 million square feet for a sale price of $106.4 million, with a resulting net gain of $24.3 million (net of noncontrolling interests’ share of $2.8 million). In addition, during the six months ended June 30, 2009, the company recognized a deferred gain of $1.6 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the six months ended June 30, 2008, the company sold an approximately 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of noncontrolling interests’ share of $0.3 million), and the company recognized a deferred gain of approximately $1.1 million (net of noncontrolling interests’ share of $0.3 million) on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007.

	For the Six Months Ended
	June 30,
Preferred Stock/Units	2009	2008	$ Change	% Change

Preferred stock dividends/unit distributions	$(7.9)	$(7.9)	$—	—%

Total preferred stock/units	$(7.9)	$(7.9)	$—	—%

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY

In this “Liquidity and Capital Resources of the Parent Company” section, the “parent company” refers only to AMB Property Corporation and not to any of its subsidiaries.

The parent company’s business is operated primarily through the operating partnership. The parent company issues public equity from time to time, but does not otherwise conduct any business or generate any capital itself. The parent company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the operating partnership. The parent company’s principal funding requirement is the payment of dividends on its common and preferred stock. The parent company’s principal source of funding for its dividend payments are distributions it receives from the operating partnership.

As of June 30, 2009, the parent company owned an approximate 97.7% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of June 30, 2009, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

As general partner with control of the operating partnership, the parent company consolidates the operating partnership for financial reporting purposes, and the parent company does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of the parent company and the operating partnership are the same on their respective financial statements. However, all debt is held directly or indirectly at the operating partnership level, and the parent company has guaranteed the operating partnership’s secured and unsecured debt as discussed below. As the parent company consolidates the operating partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the company on a consolidated basis and how the company is operated as a whole.

Capital Resources of the Parent Company

Distributions from the operating partnership are the parent company’s principal source of capital. The parent company receives proceeds from equity issuances from time to time, but is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for partnership units of the operating partnership.

Common and Preferred Equity The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of June 30, 2009: 1,595,337 shares of series D cumulative redeemable preferred stock, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

In December 2007, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase up to $200.0 million of the parent company’s common stock. During the three and six months ended June 30, 2009, the parent company did not repurchase any shares of its common stock. The parent company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

In March 2009, the parent company completed the issuance of 47.4 million shares of its common stock at a price of $12.15 per share for proceeds of approximately $552.3 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million. The proceeds from the offering were contributed to the operating partnership in exchange for the issuance of 47.4 million general partnership units to the parent company.

Market Equity as of June 30, 2009
	Shares/Units		Market	Market
Security	Outstanding		Price	Value

Common stock	146,253,416	(3)	$18.81	$2,751,027
Common limited partnership units(1)	3,435,522		18.81	64,622

Total	149,688,938			$2,815,649

Total options outstanding				8,253,496
Dilutive effect of stock options(2)				61,443

(1)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(2)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $18.08 for the quarter ended June 30, 2009.

(3)	Includes 930,231 shares of unvested restricted stock.

Preferred Stock as of June 30, 2009
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% series D cumulative redeemable preferred limited partnership units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 20.9 million square feet, and are consolidated for financial reporting purposes.

The following table reconciles the change in the parent company’s noncontrolling interests for the six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

Balance as of December 31, 2008	$451,097
Net income	2,702
Contributions	6,444
Distributions and allocations	(17,973)
Redemption of partnership units	(71)
Sale of noncontrolling interests	(8,909)
Reallocation of partnership interest	(12,679)

Balance as of June 30, 2009	$420,611

Balance as of December 31, 2007	$697,411
Net income	37,484
Contributions	6,504
Distributions and allocations	(53,983)
Redemption of partnership units	(450)
Purchase of noncontrolling interest	15,067
Reallocation of partnership interest	8,449

Balance as of June 30, 2008	$710,482

The following table details the noncontrolling interests of the parent company as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$280,714	$293,367	N/A
Limited partners in the operating partnership	39,497	50,831	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,839	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$420,611	$451,097

The following table distinguishes the parent company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Joint venture partners’ share of net income	$4,949	$6,424	$2,771	$25,687
Joint venture partners’ and common limited partners’ share
of development profits	—	1,371	702	6,113
Common limited partners in the operating partnership’s share of net income (loss)	811	1,219	(2,561)	1,927
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	—	—	406	—
Class B common limited partnership units share of net income (loss)	468	565	(1,480)	893
Series D preferred units (liquidation preference of $79,767)	1,432	1,432	2,864	2,864

Total noncontrolling interests’ share of net income	$7,660	$11,011	$2,702	$37,484

Please see “Explanatory Note” on page 1 for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of operating assets to further enhance liquidity. As of June 30, 2009, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 44.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets”). The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of June 30, 2009

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	53.1%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	57.8%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	44.0%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	47.9%
Parent company’s share of total debt-to-parent company’s share of total book capitalization(1)	47.9%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of June 30, 2009. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total book capitalization” is defined as the parent company’s share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of AMB Property, L.P.”

Liquidity of the Parent Company

The liquidity of the parent company is dependent on the operating partnership’s ability to make sufficient distributions to the parent company. The primary cash requirement of the parent company is its payment of dividends to its stockholders. The parent company also guarantees the operating partnership’s secured and unsecured debt described in the “Debt Guarantees” section below. If the operating partnership fails to fulfill its debt requirements, which trigger parent guarantee obligations, then the parent company will be required to fulfill its cash payment commitments under such guarantees.

The parent company believes the operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the parent company and, in turn, for the parent company to make its dividend payments to its stockholders. However, there can be no assurance that the operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the parent company. The unavailability of capital could adversely affect the operating partnership’s ability to pay its distributions to the parent company, which will, in turn, adversely affect the parent company’s ability to pay cash dividends to its stockholders and the market price of the parent company’s stock.

Should the parent company face a situation in which the operating partnership does not have sufficient cash available through its operations to continue operating its business as usual (including making its distributions to the parent company), the operating partnership may need to find alternative ways to increase the operating partnership’s liquidity. Such alternatives, which would be done through the operating partnership, may include, without limitation, divesting itself of properties and decreasing the operating partnership’s cash distribution to the parent company. Other alternatives are for the parent company to pay some or all of its dividends in stock rather than cash or issuing its equity in public or private transactions whether or not at favorable pricing or on favorable terms.

If the operating partnership is unable to obtain new financing or refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then its cash flow may be insufficient to pay its distributions to the parent company, which will have, as a result, insufficient funds to pay cash dividends to the parent company’s stockholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the operating partnership’s interest expense relating to that refinanced indebtedness would increase. This increased interest expense of the operating partnership would adversely affect the parent company’s ability to pay cash dividends to its stockholders and the market price of its stock.

The operating partnership may, from time to time, seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for the parent company’s equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the parent company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For the parent company to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. While historically the parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the parent company’s own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The parent company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments.

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the three and six months ended June 30, 2009 and 2008:

				For the Six
		For the Three Months Ended		Months Ended
		June 30,		June 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property Corporation	Common stock	$0.280	$0.520	$0.560	$1.040
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$0.856	$0.856

The parent company anticipates that the operating partnership will be required to use proceeds from debt and equity financings (including the issuance of equity by the parent company) and the divestiture of properties, in addition to cash from its operations, to make its distribution payments and repay its maturing debt as it comes due. However, the parent company and the operating partnership may not be able to issue such securities on favorable terms or at all. The parent company’s or the operating partnership’s inability to issue securities on favorable terms or at all would adversely affect the operating partnership’s financial condition, results of operations and cash flow and its ability to pay distributions to the parent company, which will, in turn, adversely affect the market price of the parent company’s stock and the parent company’s ability to pay cash dividends to its stockholders.

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the six months ended June 30, 2009 and 2008, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the six months ended June 30, 2009 and 2008. Cash Flows from Operating Activities alone were not sufficient to pay such dividends and distributions for the six months ended June 30, 2008, as shown in the table below. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the six months ended June 30, 2009 and 2008:

	For the Six Months
	Ended June 30,
Summary of Dividends and Distributions Paid	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$121,128	$127,596
Dividends paid to common and preferred stockholders(1)	(47,410)	(108,172)
Distributions to noncontrolling interests, including preferred units	(11,695)	(43,931)

Excess (shortfall) of net cash provided by operating activities over dividends and distributions paid	$62,023	$(24,507)

Net proceeds from divestiture of real estate	$278,580	$327,516

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$340,603	$303,009

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations under a $230.0 million secured term loan credit agreement, which had a fixed interest rate of 4.0% as of June 30, 2009. The operating partnership entered into this facility on September 4, 2008. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of June 30, 2009, the operating partnership had outstanding an aggregate of $879.3 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.5 years. In May 2008, the operating partnership sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The indenture for the senior debt securities contains limitation on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to its unsecured debt. As of June 30, 2009, the parent company guaranteed $342.1 million in other debt issued by the operating partnership which bore a weighted average interest rate of 3.6% and had an average term of 1.3 years. Of the total other debt, $325.0 million is related to the following loan facility. In March 2008, the operating partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of June 30, 2009, with an interest rate of 3.5%. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company. In February 2008, the operating partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the operating partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008.

The parent company is a guarantor of the operating partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which, as of June 30, 2009, had a balance of $206.0 million using the exchange rate in effect at June 30, 2009 and bore a weighted average interest rate of 0.81%. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at June 30, 2009, equaled approximately $570.8 million U.S. dollars. As of June 30, 2009, this facility had a balance of $273.5 million using the exchange rate in effect at June 30, 2009 and bore a weighted average interest rate of 0.78%. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. As of June 30, 2009, this facility had a balance of $115.5 million using the exchange rate in effect at June 30, 2009 and bore a weighted average interest rate of 0.96%. The credit agreement contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include claims for indemnification by officers and directors and tax, legal and regulatory liabilities.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

Balance Sheet Strategy.  In general, the operating partnership uses unsecured lines of credit, unsecured notes, common and preferred equity (issued by the parent company, the operating partnership and their subsidiaries, as applicable) to capitalize its wholly-owned assets. Over time, the operating partnership plans to retire non-recourse, secured debt encumbering its wholly-owned assets and replace that debt with unsecured notes where practicable. In managing the co-investment ventures, in general, the operating partnership uses non-recourse, secured debt to capitalize its co-investment ventures.

The operating partnership currently expects that its principal sources of working capital and funding for debt service, development, acquisitions, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to its co-investment ventures;

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties;

•	net proceeds from divestitures of properties;

•	borrowings under its unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by the operating partnership’s subsidiaries);

•	proceeds from debt securities offerings by the operating partnership; and

•	proceeds from equity offerings by the parent company.

The operating partnership currently expects that its principal funding requirements will include:

•	debt service;

•	development, expansion and renovation of properties;

•	acquisitions;

•	distributions on outstanding common, preferred and general partnership units; and

•	working capital.

For the parent company to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its taxable income. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other corporations whose parent companies are not real estate investment trusts can. The operating partnership may need to continue to raise capital in both the debt and equity markets to fund its working capital needs, acquisitions and developments.

If the long-term debt ratings of the operating partnership fall below their current levels, the borrowing cost of debt under the operating partnership’s unsecured credit facilities and certain term loans will increase. In addition, if the long-term debt ratings of the operating partnership fall below investment grade, it may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect its ability to fully draw down under the credit facilities or term loans. In the event the long-term debt ratings of the operating partnership fall below investment grade, it may be unable to exercise its options to extend the term of its credit facilities or its $230 million secured term loan. However, the operating partnership’s lenders will not be able to terminate its credit facilities or certain term loans in the event that its credit rating falls below investment grade status. None of the operating partnership’s credit facilities contain covenants regarding the parent company’s stock price or market capitalization, thus a decrease in the parent company’s stock price is not expected to impact the operating partnership’s ability to borrow under its existing lines of credit. Based on publicly available information regarding its lenders, the operating partnership currently does not expect to lose borrowing capacity under its existing lines of credit as a result of a dissolution, bankruptcy, consolidation, merger or other business combination among its lenders. However, the operating partnership’s access to funds under its credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to the operating partnership. The operating partnership continues to closely monitor global economic conditions and the lenders who are parties to its credit facilities, as well as its long-term debt and credit ratings and outlooks, its customers’ financial positions, private capital raising and capital market activity.

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of June 30, 2009, the operating partnership was in compliance with its financial covenants. There can be no assurance, however, that if the financial markets and economic conditions continue to deteriorate, the operating partnership will be able to continue to comply with its financial covenants.

Should the operating partnership face a situation in which it does not have sufficient cash available to it through its operations to continue operating its business as usual, it may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties, whether or not the sales price is optimal or if they otherwise meet the operating partnership’s strategic objectives to keep for the long term; issuing and selling the operating partnership’s debt and equity whether or not at favorable pricing or on favorable terms;

entering into leases with its customers at lower rental rates or entering into lease renewals with its existing customers without an increase in rental rates at turnover or, in either case, on suboptimal terms.

Cash Flows.  For the six months ended June 30, 2009, cash provided by operating activities was $121.1 million as compared to $127.6 million for the same period in 2008. This change is primarily due to changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash used in investing activities was $3.6 million for the six months ended June 30, 2009, as compared to cash used in investing activities of $397.0 million for the same period in 2008. This decrease is primarily due to a decrease in cash paid for property acquisitions, additions to land, buildings, development costs, building improvements and lease costs, as well as a decrease in loans made to affiliates, partially offset by a decrease in net proceeds from divestiture of real estate and securities. Cash used in financing activities was $117.3 million for the six months ended June 30, 2009, as compared to cash provided by financing activities of $384.5 million for the same period in 2008. This decrease is due primarily to a decrease in net borrowings on other debt and unsecured credit facilities, a decrease in net proceeds from issuances of senior debt and an increase in payments on senior debt. This activity was partially offset by an increase in the issuance of common and preferred units, a decrease in the repurchase of common units, and a decrease in distributions paid to common and preferred unitholders and noncontrolling interests.

Subject to the above discussion, the operating partnership believes its sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to meet its current liquidity requirements. However, there can be no assurance that the operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs. The unavailability of capital could adversely affect the operating partnership’s financial condition, results of operations, cash flow and the ability to pay cash distributions to its unitholders and make payments to its noteholders.

Capital Resources of the Operating Partnership

The net proceeds from the parent company’s March 2009 offering of 47.4 million shares of common stock were contributed to the operating partnership in exchange for the issuance of 47.4 million general partnership units to the parent company. The operating partnership used the proceeds from the offering to reduce borrowings under its unsecured credit facilities. The proceeds were approximately $552.3 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million.

Partners’ Capital.  As of June 30, 2009, the operating partnership had outstanding 146,024,005 common general partnership units; 2,176,809 common limited partnership units; 2,000,000 6 1/2% series L cumulative redeemable preferred units; 2,300,000 6 3/4% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis during the three and six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Placed in Operations:
Number of projects	2	1	5	1
Square feet	522,081	396,710	2,555,844	396,710
Estimated investment(1)	$55,047	$17,396	$198,929	$17,396
Sold:
Number of projects	1	—	2	2
Square feet	318,850	—	706,850	115,664
Estimated investment(1)	$28,441	$—	$50,968	$26,249
Contributed:
Number of projects	—	1	—	1
Square feet	—	406,156	—	406,156
Estimated investment	$—	$21,572	$—	$21,572
Available for Sale or Contribution:
Number of projects	8	7	14	10
Square feet	2,169,293	3,335,886	3,743,267	4,005,826
Estimated investment(1)	$206,906	$373,634	$332,116	$461,492

Total:
Number of projects	11	9	21	14
Square feet	3,010,224	4,138,752	7,005,961	4,924,356
Estimated investment(1)	$290,394	$412,602	$582,013	$526,709

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three and six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Number of completed development projects	2	2	4	4
Number of land parcels	—	—	1	—
Square feet	976,450	19,573	1,525,941	59,932
Gross sales price	$70,993	$4,218	$112,801	$12,995
Net proceeds	$58,900	$3,980	$98,610	$11,171
Development gains, net of taxes	$—	$1,253	$4,698	$2,268

Development contribution activity during the three and six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	—	1	—	3
Square feet	—	406,156	—	1,409,533
Number of projects contributed to AMB-SGP Mexico, LLC	—	2	—	2
Square feet	—	947,323	—	947,323
Number of projects contributed to AMB Europe Fund I, FCP-FIS	—	—	—	1
Square feet	—	—	—	110,701
Number of projects contributed to AMB Japan Fund I, L.P.	—	1	1	1
Square feet	—	543,039	981,162	543,039

Total number of contributed development assets	—	4	1	7
Total square feet	—	1,896,518	981,162	3,010,596
Gross contribution price	$—	$120,032	$184,793	$232,750
Net proceeds	$—	$97,081	$56,822	$194,733
Development gains, net of taxes	$—	$29,149	$28,588	$45,954

Development Sales and Contributions.  During the three months ended June 30, 2009, the operating partnership recognized no development profits as a result of the sale of two development projects, aggregating approximately 1.0 million square feet. During the six months ended June 30, 2009, the operating partnership recognized development profits of approximately $4.7 million as a result of the sale of four development projects, aggregating approximately 1.5 million square feet. During the three months ended June 30, 2008, the operating partnership recognized development profits of approximately $1.3 million as a result of the sale of two development projects, aggregating approximately 0.1 million square feet. During the six months ended June 30, 2008, the operating partnership recognized development profits of approximately $2.3 million as a result of the sale of four development projects, aggregating approximately 0.1 million square feet.

During the three months ended June 30, 2009, the operating partnership did not contribute any development projects to unconsolidated co-investment ventures. During the six months ended June 30, 2009, the operating partnership recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. During the three months ended June 30, 2008, the operating partnership recognized development profits of approximately $29.1 million, as a result of the contribution of four completed development properties, aggregating approximately 1.9 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund  I, L.P. and AMB-SGP Mexico, LLC. During the six months ended June 30, 2008, the operating partnership recognized development profits of approximately $45.9 million, as a result of the contribution of seven completed development properties, aggregating approximately 3.0 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the three and six months ended June 30, 2009, the operating partnership did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended June 30, 2008, the operating partnership did not contribute any operating properties to unconsolidated co-investment ventures. During the six months ended June 30, 2008, the operating partnership contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB Institutional Alliance Fund III, L.P. The operating partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of June 30, 2009, the operating partnership held for sale 14 properties with an aggregate net book value of $212.9 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the operating partnership held for sale two properties with an aggregate net book value of $8.2 million.

As of June 30, 2009, the operating partnership held for contribution to co-investment ventures 26 properties with an aggregate net book value of $859.6 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 99% to an expected range of 15-20%. As of June 30, 2009, properties with an aggregate net book value of $76.0 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s expectations regarding the launch of an appropriate co-investment venture. These properties may be reclassified as properties held for contribution at some future time. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the six months ended June 30, 2009, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $3.2 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value. As of June 30, 2008, the operating partnership held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three months ended June 30, 2009, the operating partnership sold five industrial operating properties aggregating approximately 1.0 million square feet for a sale price of $48.0 million, with a resulting net gain of $5.4 million (net of noncontrolling interests’ share of $3.1 million). In addition, during the three months ended June 30, 2009, the company recognized a deferred gain of $1.6 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the six months ended June 30, 2009, the operating partnership sold 12 industrial operating properties aggregating approximately 1.7 million square feet for a sale price of $106.4 million, with a resulting net gain of $24.3 million (net of noncontrolling interests’ share of $2.8 million). In addition, during the six months ended June 30, 2009, the company recognized a deferred gain of $1.6 million on the divestiture of one industrial property, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the three months ended June 30, 2008, the operating partnership sold an approximately 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of noncontrolling interests’ share of $0.3 million). During the six months ended June 30, 2008, the operating partnership sold an approximately 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of noncontrolling interests’ share of $0.3 million), and it recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the statements of operations.

Co-investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, which are managed by the operating partnership’s private capital group and provide it with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. The operating partnership holds interests in both consolidated and unconsolidated joint ventures.

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of June 30, 2009, the operating partnership owned approximately 78.4 million square feet of its properties (50.0% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at June 30, 2009 (dollars in thousands):

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

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at June 30, 2009 (dollars in thousands):

		Approximate
Unconsolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.(2)(3)	AMB Institutional Alliance REIT III, Inc.	19%	$3,306,000
AMB Europe Fund I, FCP-FIS(3)(4)	Institutional investors	21%	$1,231,000
AMB Japan Fund I, L.P.(5)	Institutional investors	20%	$1,445,000
AMB-SGP Mexico, LLC(6)	Industrial (Mexico) JV Pte. Ltd.	22%	$601,000
AMB DFS Fund I, LLC(7)	Strategic Realty Ventures, LLC	15%	$117,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture.

(3)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds is not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(4)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The venture is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at June 30, 2009.

(5)	AMB Japan Fund I, L.P. is a co-investment venture formed in 2005 with institutional investors. The venture is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at June 30, 2009.

(6)	AMB-SGP Mexico, LLC is a co-investment venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(7)	AMB DFS Fund I, LLC is a co-investment venture formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

As of June 30, 2009, the operating partnership also had a 100% consolidated interest in G. Accion, a Mexican real estate company, which has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, the operating partnership acquired approximately 19% of additional equity interest and on July 18, 2008, it acquired the remaining equity interest (approximately 42%) in AMB Property Mexico, increasing its equity interest from approximately 39% to 100%. Through its investment in AMB Property Mexico, the operating partnership held equity interests in various other unconsolidated ventures totaling approximately $19.3 million and $24.6 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2008, the operating partnership also had an approximate 58.0% consolidated equity interest in G.Accion.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of June 30, 2009, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 44.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market equity,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets”). The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of June 30, 2009, the aggregate principal amount of the operating partnership’s secured debt was $1.4 billion, excluding unamortized net discounts of $1.6 million. Of the $1.4 billion of secured debt, $781.5 million is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of June 30, 2009, bears interest at rates varying from 0.8% to 9.4% per annum (with a weighted average rate of 4.5%) and has final maturity dates ranging from July 2009 to November 2022. As of June 30, 2009, $905.1 million of the secured debt obligations bear interest at fixed rates with a weighted average interest rate of 5.8%, while the remaining $480.4 million bear interest at variable rates (with a weighted average interest rate of 2.0%). As of June 30, 2009, $619.4 million of the secured debt was held by co-investment ventures.

On September 4, 2008, the operating partnership entered into a $230.0 million secured term loan credit agreement, which had a fixed interest rate of 4.0% as of June 30, 2009. The parent company is the guarantor of the operating partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. If the operating partnership’s long-term debt ratings fall below current levels, its cost of debt will increase.

As of June 30, 2009, the operating partnership had outstanding an aggregate of $879.3 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.5 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of June 30, 2009, the operating partnership had $392.1 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.5 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $50.0 million balance outstanding as of June 30, 2009. Of the remaining $342.1 million outstanding in other debt, $325.0 million is related to the loan facility described below.

In March 2008, the operating partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of June 30, 2009, with an interest rate of 3.5%. In February 2008, the operating partnership also obtained a $100.0 million unsecured money market loan with a weighted average interest rate of 3.6% and subsequently paid off the entire balance in June 2008. In June 2008, the operating partnership obtained a new $100.0 million unsecured loan with a weighted average interest rate of 3.4% and subsequently paid off the entire balance in September 2008. The parent company guarantees the operating partnership’s obligations with respect to its unsecured debt. The unsecured debt is subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the operating partnership was in compliance with its financial covenants under this loan facility at June 30, 2009.

If the operating partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, then its cash flow may be insufficient to pay cash distributions to the operating partnership’s unitholders in all years and to repay debt upon maturity. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect its financial condition, results of operations, cash flow and ability to pay cash distributions to its unitholders and make payments to its noteholders.

The operating partnership may from time to time, seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

If the long-term debt ratings of the operating partnership fall below current levels, the borrowing cost of debt under the operating partnership’s unsecured credit facilities and certain term loans may increase. In addition, if the long-term debt ratings of the operating partnership fall below investment grade, the operating partnership may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable. However, the lack of other currency borrowings does not affect the operating partnership’s ability to fully draw down under the credit facilities or term loans. While the operating partnership currently does not expect its long-term debt ratings to fall below investment grade, in the event that the ratings do fall below those levels, it may be unable to exercise its options to extend the term of its credit facilities or its $230.0 million secured term loan credit agreement, and the loss of the operating partnership’s ability to borrow in foreign currencies could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes. In addition, based on publicly available information regarding its lenders, the operating partnership currently does not expect to lose borrowing capacity under its existing lines of credit as a result of a dissolution, bankruptcy, consolidation, merger or other business combination among its lenders. The operating partnership’s access to funds under its credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to the operating partnership. If the operating partnership does not have sufficient cash flows and income from its operations to meet its financial commitments and lenders are not able to meet their funding commitments to the operating partnership, the operating partnership’s business, results of operations, cash flows and financial condition could be adversely affected.

Certain of the operating partnership’s third party indebtedness is held by its consolidated or unconsolidated joint ventures. In the event that a joint venture partner is unable to meet its obligations under the operating partnership’s joint venture agreements or the third party debt agreements, the operating partnership may elect to pay its joint venture partner’s portion of debt to avoid foreclosure on the mortgaged property or permit the lender to foreclose on the mortgaged property to meet the joint venture’s debt obligations. In either case, the operating partnership would lose income and asset value on the property.

In addition, a continued increase in the cost of credit and inability to access the capital and credit markets may adversely impact the occupancy of the operating partnership’s properties, the disposition of its properties, private capital raising and contribution of properties to its co-investment ventures. If it is unable to contribute completed development properties to its co-investment ventures or sell its completed development projects to third parties, the operating partnership will not be able to recognize gains from the contribution or sale of such properties and, as a result, the net income available to its common unitholders and its funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect the operating partnership’s customers may adversely impact its business and financial condition. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or the operating partnership’s co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts the operating partnership’s net asset value.

While the operating partnership believes that it has sufficient working capital and capacity under its credit facilities to continue its business operations as usual in the near term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect its liquidity and financial condition, as well as the liquidity and financial condition of its customers. If these market conditions persist in the long term, they may limit the operating partnership’s ability, and the ability of its customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs. In the event that it does not have sufficient cash available to it through its operations to continue operating its business as usual, the operating partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the operating partnership of properties, whether or not they otherwise meet its strategic objectives to keep in the long term, at less than optimal terms; issuing and selling the operating partnership’s debt and equity in public or private transactions under less than optimal conditions; entering into leases with the operating partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with the operating partnership’s existing customers without an increase in rental rates at turnover; or paying a portion of the parent company’s dividends in stock rather than cash. There can be no assurance, however, that such alternative ways to increase its liquidity will be available to the operating partnership. Additionally, taking such measures to increase its liquidity may adversely affect the operating partnership’s business, results of operations and financial condition.

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of June 30, 2009, based on the operating partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the operating partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2009, the outstanding balance on this credit facility was $206.0 million and the remaining amount available was $328.2 million, net of outstanding letters of credit of $15.8 million, using the exchange rate in effect on June 30, 2009. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on mergers or consolidations. Management believes that the operating partnership was in compliance with its financial covenants under this credit agreement at June 30, 2009.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at June 30, 2009, equaled approximately $570.8 million U.S. dollars and bore a weighted average interest rate of 0.78%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of June 30, 2009, based on the credit rating of the operating partnership’s long-term debt. If the operating partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of June 30, 2009. As of June 30, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2009, was $273.5 million, and the remaining amount available was $297.3 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the operating partnership was in compliance with its financial covenants under this credit agreement as of June 30, 2009.

The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of June 30, 2009, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at June 30, 2009, was approximately $115.5 million with a weighted average interest rate of 0.96%, and the remaining amount available was $384.5 million. The credit agreement contains affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios by the operating partnership, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. Management believes that the operating partnership was in compliance with its financial covenants under this credit agreement as of June 30, 2009.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of June 30, 2009 (dollars in thousands):

					Consolidated Joint
	Wholly-Owned				Venture
	Unsecured						Total	Unconsolidated
	Senior	Credit	Other	Secured	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Venture Debt	Debt

2009	$—	$—	$11,865	$130,845	$79,644	$—	$222,354	$22,930	$245,284
2010	75,000	479,482	325,941	419,368	110,917	—	1,410,708	200,990	1,611,698
2011	75,000	115,460	1,014	15,036	83,193	—	289,703	672,504	962,207
2012	—	—	1,093	2,683	386,920	50,000	440,696	442,797	883,493
2013	491,795	—	920	19,416	39,222	—	551,353	710,493	1,261,846
2014	—	—	616	405	6,481	—	7,502	777,870	785,372
2015	112,491	—	664	16,271	17,609	—	147,035	274,300	421,335
2016	—	—	—	—	16,231	—	16,231	73,051	89,282
2017	—	—	—	—	1,272	—	1,272	351,585	352,857
2018	125,000	—	—	—	1,455	—	126,455	183,194	309,649
Thereafter	—	—	—	—	38,538	—	38,538	5,844	44,382

Subtotal	$879,286	$594,942	$342,113	$604,024	$781,482	$50,000	$3,251,847	$3,715,558	$6,967,405
Unamortized net discount	(7,917)	—	—	(1,460)	(184)	—	(9,561)	(4,253)	(13,814)

Subtotal	$871,369	$594,942	$342,113	$602,564	$781,298	$50,000	$3,242,286	$3,711,305	$6,953,591
Joint venture partners’ share of debt	—	—	—	—	(437,562)	(40,000)	(477,562)	(2,932,806)	(3,410,368)

Operating partnership’s share of total debt(2)	$871,369	$594,942	$342,113	$602,564	$343,736	$10,000	$2,764,724	$778,499	$3,543,223

Weighted average interest rate	6.4%	0.8%	3.6%	3.7%	5.1%	5.8%	4.2%	4.8%	4.5%
Weighted average maturity (years)	4.5	1.2	1.3	1.2	3.0	3.2	2.6	4.6	3.6

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $165.0 million of U.S. dollar borrowings, as well as $273.5 million, $87.7 million, $41.0 million and $27.7 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at June 30, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on June 30, 2009.

(2)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of June 30, 2009, the operating partnership had debt maturing in 2009 through 2012, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
Wholly-owned debt	2009	2010	2011	2012

Unsecured Senior Debt	$—	$75,000	$75,000	$—
Credit Facilities	—	—	479,482	115,460
Other Debt	11,421	325,000	—	—
AMB Secured Debt	130,385	188,403	244,677	2,316

Subtotal	141,806	588,403	799,159	117,776
Consolidated Joint Ventures
AMB-AMS	13,294	2,597	—	—
AMB Institutional Alliance Fund II	—	10,157	31,432	5,655
AMB-SGP	15,414	—	28,038	295,883
Other Industrial Operating Joint Ventures	43,069	49,089	15,699	—

Subtotal	71,777	61,843	75,169	301,538
Unconsolidated Joint Ventures
AMB Institutional Alliance Fund III	—	27,443	301,136	78,568
AMB Japan Fund I	—	108,110	198,021	175,010
AMB-SGP Mexico	—	—	58,825	168,814
Other Industrial Operating Joint Ventures	150	9,059	32,428	—
AMB Europe Fund I	—	—	—	6,338

Subtotal	150	144,612	590,410	428,730
Total Consolidated	213,583	650,246	874,328	419,314
Total Unconsolidated	150	144,612	590,410	428,730

Total	$213,733	$794,858	$1,464,738	$848,044

Total Operating Partnership’s Share(3)	$181,014	$652,649	$955,180	$355,546

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2012, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total operating partnership’s share calculation represents the operating partnership’s pro-rata portion of total debt maturing in 2009 through 2012 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of June 30, 2009
	Units		Market	Market
Security	Outstanding		Price(1)	Value(1)

Common general partnership units	146,024,005	(4)	$18.81	$2,746,712
Common limited partnership units(2)	3,435,522		18.81	64,622

Total	149,459,527			$2,811,334

Total options outstanding				8,253,496
Dilutive effect of stock options(3)				61,443

(1)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units.

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $18.08 for the quarter ended June 30, 2009.

(4)	Includes 930,321 shares of unvested restricted stock.

Preferred Units as of June 30, 2009
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units(1)	7.18%	$79,767	February 2012
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

(1)	On January 29, 2007, all of the outstanding 7.75% series D cumulative redeemable preferred limited partnership units of AMB Property II, L.P. were transferred from one institutional investor to another institutional investor. In connection with that transfer, AMB Property II, L.P. agreed to amend the terms of the series D preferred units to, among other things, change the rate applicable to the series D preferred units from 7.75% to 7.18% and change the date prior to which the series D preferred units may not be redeemed from May 5, 2004 to February 22, 2012.

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures hold approximately 20.9 million square feet and are consolidated for financial reporting purposes.

The following table reconciles the change in the operating partnership’s noncontrolling interests for the six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

Balance as of December 31, 2008	$400,266
Net income	4,561
Contributions	6,444
Distributions and allocations	(16,611)
Sale of noncontrolling interests	(8,909)
Reallocation of partnership interest	(4,637)

Balance as of June 30, 2009	$381,114

Balance as of December 31, 2007	$627,377
Net income	34,394
Contributions	6,504
Distributions and allocations	(44,345)
Purchase of noncontrolling interest	15,067
Reallocation of partnership interest	2,679

Balance as of June 30, 2008	$641,676

The following table details the noncontrolling interests of the operating partnership as of June 30, 2009 and December 31, 2008 (dollars in thousands):

			Redemption/Callable
	June 30, 2009	December 31, 2008	Date

Joint venture partners	$280,714	$293,367	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,839	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$381,114	$400,266

The following table distinguishes the operating partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Joint venture partners’ share of net (loss) income	$4,949	$6,424	$2,771	$25,687
Joint venture partners’ share of development profits	—	196	—	4,409
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	—	—	406	—
Class B common limited partnership units	468	565	(1,480)	893
Series D preferred units (liquidation preference of $79,767)	1,432	1,432	2,864	2,864

Total noncontrolling interests’ share of net (loss) income	$6,849	$8,617	$4,561	$33,853

Capitalization Ratios as of June 30, 2009

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	53.1%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	57.8%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	44.0%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	47.9%
Operating partnership’s share of total debt-to-operating partnership’s share of total book capitalization(1)	47.9%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of June 30, 2009. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total book capitalization” is defined as the operating partnership’s share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of June 30, 2009, the operating partnership had $185.9 million in cash and cash equivalents and $23.4 million in restricted cash. As of June 30, 2009, the operating partnership increased the availability under its lines of credit by $300 million while reducing its share of outstanding debt by more than $750 million. As of June 30, 2009, the operating partnership had $1.0 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 38%.

The operating partnership’s available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in its operating accounts. The invested cash is invested in money market funds that invest solely in direct obligations of the government of the United States or in time deposits with certain financial institutions. To date, the operating partnership has experienced no loss or lack of access to its invested cash or cash equivalents; however, the operating partnership can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of June 30, 2009, approximately $160.2 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the three and six months ended June 30, 2009 and 2008:

				For the Six
		For the Three Months Ended		Months Ended
		June 30,		June 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property, L.P.	Common limited partnership units	$0.280	$0.520	$0.560	$1.040
AMB Property, L.P.	Series L preferred units	$0.406	$0.406	$0.813	$0.813
AMB Property, L.P.	Series M preferred units	$0.422	$0.422	$0.844	$0.844
AMB Property, L.P.	Series O preferred units	$0.438	$0.438	$0.875	$0.875
AMB Property, L.P.	Series P preferred units	$0.428	$0.428	$0.856	$0.856
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.520	$0.560	$1.040

AMB Property II, L.P.	Series D preferred units	$0.898	$0.898	$1.795	$1.795

The operating partnership anticipates that it will be required to use proceeds from debt and equity financings and the divestitures of properties, in addition to cash from its operations, to make its distribution payments and repay its maturing debt as it comes due. However, the operating partnership may not be able to obtain future financings on favorable terms or at all. The operating partnership’s inability to obtain future financings on favorable terms or at all would adversely affect its financial condition, results of operations, cash flow and ability to pay cash distributions to its unitholders and make payments to its noteholders. The operating partnership is currently exploring various options to monetize its development assets including contribution to funds where investment capacity is available, the formation of joint ventures and the sale of assets to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. There can be no assurance, however, that the operating partnership will choose to or be able to monetize any of its assets.

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the six months ended June 30, 2009 and 2008, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the six months ended June 30, 2009 and 2008. Cash Flows from Operating Activities alone were not sufficient to pay such distributions for the six months ended June 30, 2008, as shown in the table below. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing

Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the six months ended June 30, 2009 and 2008:

	For the Six Months
	Ended June 30,
Summary of Distributions Paid	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$121,128	$127,596
Distributions paid to partners	(48,629)	(108,172)
Distributions to noncontrolling interests, including preferred units	(10,476)	(43,931)

Excess (shortfall) of net cash provided by operating activities
over distributions paid	$62,023	$(24,507)

Net proceeds from divestiture of real estate	$278,580	$327,516

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$340,603	$303,009

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the three and six months ended June 30, 2009 and 2008 on an owned and managed basis were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

The Americas:
Number of new development projects	1	6	2	10
Square feet	96,250	2,215,980	285,587	3,337,757
Estimated total investment(1)	$7,248	$158,865	$19,364	$244,073
Europe:
Number of new development projects	1	1	2	1
Square feet	125,227	340,441	400,029	340,441
Estimated total investment(1)	$24,121	$32,161	$41,239	$32,161

Asia:
Number of new development projects	—	2	—	2
Square feet	—	694,315	—	694,315
Estimated total investment(1)	$—	$56,651	$—	$56,651

Total:
Number of new development projects	2	9	4	13
Square feet	221,477	3,250,736	685,616	4,372,513
Estimated total investment(1)	$31,369	$247,677	$60,603	$332,885
Total development pipeline estimated investment(1)(2)	$758,141	$1,580,997	$758,141	$1,580,997
Total development pipeline invested to date(3)	$645,190	$1,201,627	$645,190	$1,201,627
Total development pipeline remaining to invest(3)(4)	$112,951	$379,370	$112,951	$379,370

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of June 30, 2009 or 2008, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Pipeline.  As of June 30, 2009, the operating partnership had 34 projects in the development pipeline on an owned and managed basis which are expected to total approximately 9.0 million square feet and have an aggregate estimated investment of $706.7 million upon completion, net of $51.4 million of cumulative real estate impairment losses to date. Two of these projects totaling approximately 0.4 million square feet with an aggregate estimated investment of $37.4 million are held in an unconsolidated co-investment venture. On an owned and managed basis, the operating partnership had an additional 27 development projects available for sale or contribution totaling approximately 8.5 million square feet, with an aggregate estimated investment of $810.0 million, net of $70.1 million of cumulative real estate impairment losses to date, and an aggregate net book value of $792.7 million. As of June 30, 2009, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $645.2 million, or 85%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $113.0 million, or 15%, in order to complete its development pipeline. The development pipeline, at June 30, 2009, included projects expected to be completed through the fourth quarter of 2010. In addition to its committed development pipeline, the operating partnership held a total of 2,501 acres of land for future development or sale, on an owned and managed basis, approximately 85% of which was located in North America, including 78 acres that were held in an unconsolidated joint venture. The operating partnership currently estimates that these 2,501 acres of land could support approximately 45.4 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 54 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2009, the operating partnership had investments in co-investment ventures with a gross book value of $1.1 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $364.7 million and a gross book value of $6.5 billion. As of June 30, 2009, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $24.6 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

Captive Insurance Company.  In December 2001, the operating partnership formed a wholly owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the attachment point of the operating partnership’s third-party insurance policies. The captive insurance company is one element of the operating partnership’s overall risk management program. The company capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience of the operating partnership’s properties. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, the operating partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	losses in excess of insured coverage;

•	claims of customers, vendors or other persons dealing with the company’s predecessors prior to the company’s formation or acquisition transactions that had not been asserted or were unknown prior to the operating partnership’s formation or acquisition transactions;

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the operating partnership’s properties;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax, legal and regulatory liabilities.

Capital Deployment

Land acquisitions during the three and six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

The Americas:
Acres	—	49	4	159
Estimated build out potential (square feet)	—	962,012	—	2,863,144
Investment(1)	$—	$43,007	$1,539	$79,235
Europe:
Acres	—	15	—	45
Estimated build out potential (square feet)	—	391,182	—	882,318
Investment(1)	$—	$20,062	$—	$24,373
Asia:
Acres	22	33	38	38
Estimated build out potential (square feet)	619,290	767,003	1,075,819	1,184,836
Investment(1)	$13,519	$6,064	$17,032	$15,593

Total:
Acres	22	97	42	242
Estimated build out potential (square feet)	619,290	2,120,197	1,075,819	4,930,298
Investment(1)	$13,519	$69,133	$18,571	$119,201

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity during the three and six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	—	1	—	4
Square feet	—	119,839	—	997,611
Expected investment(1)	$—	$7,668	$—	$101,056
Number of properties acquired by AMB Europe Fund I, FCP-FIS	—	2	—	3
Square feet	—	683,518	—	848,313
Expected investment(1)	$—	$86,476	$—	$154,499
Number of properties acquired by AMB Property, L.P.	—	3	—	6
Square feet	—	744,688	—	1,688,906
Expected investment(1)	$—	$52,071	$—	$135,544

Total number of properties acquired	—	6	—	13
Total square feet	—	1,548,045	—	3,534,830
Total acquisition cost	$—	$140,263	$—	$380,107
Total acquisition capital	—	5,952	—	10,992

Total expected investment(1)	$—	$146,215	$—	$391,099

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of June 30, 2009 or 2008, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of June 30, 2009, the company had provided approximately $21.4 million in letters of credit, of which $15.8 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1: Notes 6, 7 and 10 of the “Notes to Consolidated Financial Statements,” as of June 30, 2009, the company had outstanding guarantees and contribution obligations in the aggregate amount of $442.4 million as described below.

As of June 30, 2009, the company had outstanding bank guarantees in the amount of $27.9 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of June 30, 2009, the company also guaranteed $49.0 million and $104.9 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements total $260.6 million as of June 30, 2009.

On May 30, 2008, the company entered into a 142.0 million Euro 364-day multi-currency revolving facility agreement (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) and related guarantee with the operating partnership as loan guarantor with the company’s affiliate AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I, FCP-FIS, certain of the company’s European affiliates, ING Real Estate Finance N.V. and certain of its European affiliates and ING Real Estate Finance N.V. The facility agreement provided that certain of the affiliates of AMB Europe Fund I, FCP-FIS may borrow unsecured loans in an aggregate amount of up to 142.0 million Euros (approximately $198.4 million in U.S. dollars, using the exchange rate at December 31, 2008) all of which were repayable 364 days after the date of the facility agreement (unless otherwise agreed). All amounts owed under the facility agreement were guaranteed by the operating partnership. AMB Fund Management S.á.r.l. on behalf of AMB Europe Fund I, FCP-FIS indemnified the operating partnership for all of its obligations under the guarantee. On December 29, 2008, the operating partnership terminated the facility agreement and related guarantee. Prior to the termination of the facility agreement, four of the company’s European affiliates that were subsidiaries of AMB Europe Fund I, FCP-FIS holding real property interests in Germany were borrowers under such facility agreement. The outstanding borrowed amount of the company’s European affiliate borrowers under such facility agreement was repaid in full on December 29, 2008. In connection with the payment in full under, and the termination of, this facility agreement, the company’s European affiliate borrowers and/or their affiliates borrowed funds under an existing credit facility held by AMB Europe Fund I, FCP-FIS, and entered new 5-year term loans with the lender in the aggregate amount of 50.2 million Euros (approximately $70.1 million in U.S. dollars using the exchange rate as of December 31, 2008) under such facility. The borrowed funds were used to repay the outstanding amounts under the terminated 142.0 million Euro credit facility. The operating partnership agreed to guarantee the 50.2 million Euros amount borrowed under such existing credit facility only until the security interests were granted by the borrowers, at which time the guarantees would be extinguished. As of June 30, 2009, the European affiliate borrowers had granted security interests to the lender, as the security agent, under and in accordance with the terms of such facility, and the guarantees of the operating partnership had been fully extinguished.

Performance and Surety Bonds.  As of June 30, 2009, the company had outstanding performance and surety bonds in an aggregate amount of $12.0 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

Promote Interests and Other Contractual Obligations.  Upon the achievement of certain return thresholds and the occurrence of certain events, the company may be obligated to make payments to certain of its joint venture partners pursuant to the terms and provisions of their contractual agreements with the company. From time to time in the normal course of its business, the company enters into various contracts with third parties that may obligate the company to make payments, pay promotes, or perform other obligations upon the occurrence of certain events.

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations (“FFO”) and Funds From Operations Per Share and Unit (“FFOPS”)

The company believes that net (loss) income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, the company considers funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of its operating performance. The company defines FFOPS as FFO per fully diluted weighted average share of its common stock and operating partnership units. The company calculates FFO as net (loss) income available to common stockholders, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive the company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.

The company includes the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO. The company believes that value-added conversion dispositions are in substance land sales and as such should be included in FFO, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in FFO. However, the company’s interpretation of FFO or FFOPS may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (“NAREIT”) definition, and may not be comparable to FFO or FFOPS reported by other real estate investment trusts that interpret the current NAREIT definition differently than the company does. In connection with the formation of a joint venture, the company may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, the company intends to include in its calculation of FFO gains or losses related to the contribution of previously depreciated real estate to joint ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, the company believes such calculation of FFO will better reflect the value created as a result of the contributions. To date, the company has not included gains or losses from the contribution of previously depreciated warehoused assets in FFO.

The company believes that FFO and FFOPS are meaningful supplemental measures of its operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO and FFOPS are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net (loss) income available to common stockholders, as defined by U.S. GAAP. The company believes that the use of FFO and FFOPS, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. The company considers FFO and FFOPS to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO and FFOPS can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While FFO and FFOPS are relevant and widely used measures of operating performance of real estate investment trusts, FFO and FFOPS do not represent cash flow from operations or net (loss) income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. FFO and FFOPS also do not consider the costs associated with capital expenditures related to the company’s real estate assets nor are FFO and FFOPS necessarily indicative of cash available to fund the company’s future cash requirements. Management compensates for the limitations of FFO and FFOPS by providing investors with financial statements prepared according to U.S. GAAP, along with this detailed discussion of FFO and FFOPS and a reconciliation of FFO and FFOPS to net (loss) income available to common stockholders, a U.S. GAAP measurement.

The following table reflects the calculation of FFO reconciled from net income (loss) available to common unitholders of the operating partnership and common stockholders of the parent company for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss) available to common unitholders of the operating partnership	$17,973	$74,773	$(107,308)	$114,627
Net (income) loss available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	(811)	(2,372)	1,859	(3,598)

Net income (loss) available to common stockholders of the parent company	17,162	72,401	(105,449)	111,029
Gains from sale or contribution of real estate interests, net	(10,090)	(1,159)	(28,704)	(22,514)
Depreciation and amortization:
Total depreciation and amortization	38,724	39,730	80,460	80,214
Discontinued operations’ depreciation	592	1,162	2,315	2,351
Non-real estate depreciation	(1,953)	(2,155)	(4,090)	(3,789)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net income (loss))	4,949	6,424	2,771	25,687
Limited partnership unitholders’ noncontrolling interests (Net income (loss))	1,279	1,784	(4,041)	2,820
Limited partnership unitholders’ noncontrolling interests (Development gains)	—	1,175	1,108	1,704
FFO attributable to noncontrolling interests	(7,151)	(16,417)	(10,863)	(32,993)
Adjustments to derive FFO from unconsolidated joint ventures:
The company’s share of net (income) loss	(4,284)	(6,059)	(4,250)	(8,987)
The company’s share of FFO	11,786	12,276	19,310	21,138
Allocation to participating securities(1)	(66)	(335)	—	(596)

Funds from operations	$50,948	$108,827	$(51,433)	$176,064

Basic FFO per common share and unit	$0.34	$1.08	$(0.41)	$1.74

Diluted FFO per common share and unit	$0.34	$1.05	$(0.41)	$1.70

Weighted average common shares and units:
Basic	148,753,886	101,055,221	125,427,312	101,407,966

Diluted	148,815,329	103,241,224	125,427,312	103,457,171

(1)	In accordance with FSP No. EITF 03-6-1 and SFAS No. 128, the FFO per common share and unit is adjusted for FFO distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 930,321 unvested restricted shares outstanding for both the three and six months ended June 30, 2009 and 893,381 unvested restricted shares outstanding for both the three and six months ended June 30, 2008.

Same Store Net Operating Income (“SS NOI”)

The company defines net operating income, or NOI, as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the company’s operating performance, excluding the effects of costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the company does not consider its impairment losses to be a property operating expense. The company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the company’s real estate operations and should be excluded from its calculation of NOI.

The company considers same store net operating income, or SS NOI, and cash-basis SSNOI to be useful supplemental measures of its operating performance for properties that are considered part of the same store pool. The company defines SS NOI as NOI on a same store basis. The company defines cash-basis SS NOI as SS NOI excluding straight line rents and amortization of lease intangibles. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2007. The company considers cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of the real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, the company believes that SS NOI and cash-basis SS NOI help investors compare the operating performance of its real estate as compared to other companies. While SS NOI and cash-basis SSNOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the company’s results from operations. Further, the company’s computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI and cash-basis SS NOI.

The following table reconciles SS NOI and cash-basis SS NOI from net income (loss) for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$29,034	$88,030	$(94,322)	$157,435
Private capital revenues	(7,795)	(41,413)	(19,490)	(51,336)
Depreciation and amortization	38,724	39,730	80,460	80,214
Real estate impairment losses	—	—	161,067	—
General and administrative and fund costs	25,685	34,128	57,193	69,475
Restructuring charges	3,824	—	3,824	—
Total other income and expenses	22,134	(390)	27,943	(14,536)
Total discontinued operations	(14,544)	(5,167)	(18,020)	(10,621)

Net operating income	97,062	114,918	198,655	230,631
Less non same-store NOI	(11,487)	(26,839)	(24,030)	(51,783)
Less non-cash adjustments(1)	844	(607)	853	(1,794)

Cash-basis same-store NOI	$86,419	$87,472	$175,478	$177,054

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties for the quarter ended June 30, 2009:

Operating Portfolio

Square feet owned(2)(3)	131,901,732
Occupancy percentage(3)	90.5%
Average occupancy percentage	91.1%
Weighted average lease terms (years):
Original	6.2
Remaining	3.5
Trailing four quarters tenant retention	62.1%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	0.2%
Same space square footage commencing (millions)	16.8
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.33
Re-tenanted	$2.85
Weighted average	$1.84
Square footage commencing (millions)	21.0

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of June 30, 2009, the company had investments in 7.4 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 72.6 million rentable square feet with an occupancy rate of 89.5% at June 30, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for the company’s owned and managed operating properties for the quarter ended June 30, 2009:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the quarter ended June 30, 2009:
Rentable square feet	110,999,085	10,588,112	10,314,535	131,901,732
Occupancy percentage at period end(2)	90.0%	95.3%	90.7%	90.5%
Trailing four quarters same space square footage leased	14,699,827	524,481	1,555,781	16,780,089
Trailing four quarters rent change on renewals and rollovers(2)(3)	0.8%	(5.4)%	(1.0)%	0.2%

(1)	Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which the company is the property or asset manager and which the company currently intends to hold for the long term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2009 was 89.5%, 94.1% and 88.8%, and trailing four quarters rent change on renewals and rollovers at period end for 2009 was 1.6%, n/a and (1.1)%, respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the three months ended June 30, 2009:

Same Store Pool(2)

Square feet in same store pool(3)	115,425,681
% of total square feet	87.5%
Occupancy percentage(3)	90.4%
Average occupancy percentage	91.2%
Weighted average lease terms (years):
Original	6.1
Remaining	3.2
Trailing four quarters tenant retention	62.9%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(0.1)%
Same space square footage commencing (millions)	15.6
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	(3.4)%
Expenses(5)	0.9%
Net operating income, excluding lease termination fees(5)(6)	(4.9)%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	(2.8)%
Expenses(5)	0.9%
Net operating income, excluding lease termination fees(5)(6)	(4.1)%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2007 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, the company had approximately 65.4 million square feet with an occupancy rate of 89.2% at June 30, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended June 30, 2009, on a consolidated basis, the percentage change was (2.7)%, 1.6% and (3.2)%, respectively, for revenues, expenses and net operating income (including straight-line rents) and (1.7)%, (1.6)% and (1.7)%, respectively, for revenues, expenses and net operating income (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. The company’s future earnings and cash flows are dependent upon prevailing market rates. Accordingly, the company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, payments to noteholders, and other cash requirements. The majority of the company’s outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. The company’s exposure to market risk includes interest rate fluctuations in connection with its credit facilities and other variable rate borrowings and its ability to incur more debt without stockholder and unitholder approval, thereby increasing its debt service obligations, which could adversely affect its cash flows. As of June 30, 2009, the company had three outstanding interest rate swaps, three outstanding foreign exchange forward contracts and one interest rate cap with an aggregate notional amount of $1.2 billion (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $9.6 million as of June 30, 2009 (dollars in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt(1)	$45,404	$759,755	$141,972	$378,055	$532,320	$307,565	$2,165,071	$1,993,520
Average interest rate	7.1%	4.7%	6.6%	5.9%	6.1%	6.4%	5.7%	n/a
Variable rate debt(2)	$176,950	$650,953	$147,731	$62,641	$19,033	$29,468	$1,086,776	$1,042,522
Average interest rate	1.6%	1.1%	1.1%	1.3%	2.3%	6.3%	1.4%	n/a
Interest payments	$6,082	$42,762	$10,969	$23,194	$33,110	$21,399	$137,516	n/a

(1)	Represents 66.6% of all outstanding debt at June 30, 2009.

(2)	Represents 33.4% of all outstanding debt at June 30, 2009.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.5 million (net of the swap) annually. As of June 30, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.3 billion and $3.0 billion, respectively, based on the company’s estimate of current market interest rates.

As of June 30, 2009 and December 31, 2008, variable rate debt comprised 33.4% and 38.0%, respectively, of all the company’s outstanding debt. Variable rate debt was $1.1 billion and $1.5 billion, respectively, as of June 30, 2009 and December 31, 2008.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at June 30, 2009 were three interest rate swaps and one interest rate cap hedging cash flows of variable rate borrowings based on U.S. LIBOR and three foreign exchange forward contracts hedging intercompany loans.

The following table summarizes the company’s financial instruments as of June 30, 2009 (in thousands):

	September 27,	September 30,	December 11,	September 4,	November 1,	Notional	Fair
Related Derivatives (in thousands)	2009	2009	2009	2010	2010	Amount	Value

Interest Rate Swaps (USD)
Notional Amount	$325,000					$325,000
Receive Floating (%)	US LIBOR
Pay Fixed Rate (%)	2.50%
Fair Market Value (USD)	$(1,724)						$(1,724)
Notional Amount				$130,000		$130,000
Receive Floating (%)				3 mo. US LIBOR
Pay Fixed Rate (%)				2.70%
Fair Market Value (USD)				$(2,594)			$(2,594)
Notional Amount			$100,000			$100,000
Receive Floating (%)			3 mo. US LIBOR
Pay Fixed Rate (%)			2.70%
Fair Market Value (USD)			$(893)				$(893)
Interest Rate Caps (USD)
Notional Amount					$7,319	$7,319
Underlying Rate					1 mo. US LIBOR
Strike Price					3.15%
Fair Market Value (USD)					3		$3
Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Notional Amount (USD)		$334,989				$334,989
Forward Strike Rate		1.4126
9/30/09 Forward Rate as of 6/30/2009		1.4025
Fair Market Value (USD)		$2,379					$2,379
FX Forward Contract, CAD
Notional Amount (USD)		$241,058				$241,058
Forward Strike Rate		1.1533
9/30/09 Forward Rate as of 6/30/2009		1.1621
Fair Market Value (USD)		$1,824					$1,824
FX Forward Contract, GBP
Notional Amount (USD)		$70,739				$70,739
Forward Strike Rate		1.6593
9/30/09 Forward Rate as of 6/30/2009		1.6449
Fair Market Value (USD)		$613					$613

						$1,209,105	$(392)

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The (losses) gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $(34.5) million and $19.0 million for the six months ended June 30, 2009 and 2008, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three and six months ended June 30, 2009, total unrealized and realized losses from remeasurement and translation included in the company’s results of operations were $1.5 million and $6.2 million, respectively. For the three and six months ended June 30, 2008, total unrealized and realized losses from remeasurement and translation included in the company’s results of operations were $4.5 million and $3.5 million, respectively.

Item 4.

Controls and Procedures (AMB Property Corporation)

The parent company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the parent company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the parent company has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the parent company does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the parent company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the parent company’s chief executive officer and chief financial officer each concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the parent company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Controls and Procedures (AMB Property, L.P.)

The operating partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the operating partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the operating partnership has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the operating partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the chief executive officer and chief financial officer of the operating partnership’s general partner each concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

As of June 30, 2009, there were no material pending legal proceedings to which the parent company, the operating partnership or the company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Reports on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2008, and any amendments thereto, continue to apply to the company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. This plan expires on December 31, 2009. During the three and six months ended June 30, 2009, the parent company did not repurchase any shares of its common stock. The parent company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders (AMB Property Corporation)

The parent company held its Annual Meeting of Stockholders on May 7, 2009, at which its stockholders voted to elect nine directors, who are listed below, to its board of directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders’ votes with respect to the election of directors were as follows:

	For	Against	Abstain

Hamid R. Moghadam	87,075,851	2,044,136	12,427
T. Robert Burke	88,374,245	745,742	12,427
David A. Cole	88,369,979	748,058	14,377
Lydia H. Kennard	88,990,643	134,969	6,802
J. Michael Losh	73,100,124	16,024,213	8,077
Frederick W. Reid	88,378,442	744,709	9,263
Jeffrey L. Skelton	77,279,794	11,838,079	14,541
Thomas W. Tusher	87,759,666	1,358,343	14,405
Carl B. Webb	77,874,010	11,251,556	6,848

At the parent company’s Annual Meeting of Stockholders on May 7, 2009, the parent company’s stockholders ratified the selection of PricewaterhouseCoopers LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2009. The stockholders’ votes with respect to the ratification of PricewaterhouseCoopers LLP as the parent company’s independent registered public accounting firm were as follows:

				Broker
	For	Against	Absentions	Non-votes

Ratification of PricewaterhouseCoopers LLP	71,985,787	17,143,538	3,089	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 7, 2009 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated August 7, 2009 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated August 7, 2009 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated August 7, 2009 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

AMB PROPERTY CORPORATION

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

Date: August 7, 2009

AMB PROPERTY, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMB PROPERTY, L.P., REGISTRANT

By: AMB Property Corporation,
its general partner

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

Date: August 7, 2009