Form 10-Q
period 2009-09-30
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2009-10-30
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545 (AMB Property Corporation)
001-14245 (AMB Property, L.P.)

AMB Property Corporation
AMB Property, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (AMB Property Corporation) Delaware (AMB Property, L.P.)	94-3281941 94-3285362
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
AMB Property Corporation:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
AMB Property, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

AMB Property Corporation	Yes ☐ No ☑
AMB Property, L.P.	Yes ☐ No ☑

As of October 28, 2009, there were 146,305,850 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2009 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of September 30, 2009, the parent company owned an approximate 97.7% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of September 30, 2009, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are few differences between the parent company and the operating partnership, which are reflected in the disclosure in this report. The company believes it is important to understand the differences between the parent company and the operating partnership in the context of how the parent company and the operating partnership operate as an interrelated consolidated company. The parent company is a real estate investment trust, whose only material asset is its ownership of partnership interests of the operating partnership. As a result, the parent company does not conduct business itself, other than acting as the sole general partner of the operating partnership, issuing public equity from time to time and guaranteeing certain debt of the operating partnership. The parent company itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of the operating partnership, as disclosed in this report. The operating partnership holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. The operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the parent company, which are contributed to the operating partnership for partnership units, the operating partnership generates the capital required by the company’s business through the operating partnership’s operations, by the operating partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the operating partnership or its subsidiaries.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements of AMB Property Corporation

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,284,333	$1,108,193
Land held for development	658,483	677,028
Buildings and improvements	4,229,302	3,525,871
Construction in progress	412,719	1,292,764

Total investments in properties	6,584,837	6,603,856
Accumulated depreciation and amortization	(1,062,681)	(970,737)

Net investments in properties	5,522,156	5,633,119
Investments in unconsolidated joint ventures	459,612	431,322
Properties held for sale or contribution, net	348,349	609,023

Net investments in real estate	6,330,117	6,673,464
Cash and cash equivalents	174,651	223,936
Restricted cash	26,045	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,984 and $10,682, respectively	135,164	160,528
Deferred financing costs, net	18,618	25,277
Other assets	188,671	191,148

Total assets	$6,873,266	$7,301,648

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$1,398,212	$1,522,571
Unsecured senior debt	871,379	1,153,926
Unsecured credit facilities	510,951	920,850
Other debt	391,459	392,838

Total debt	3,172,001	3,990,185
Security deposits	52,576	59,093
Dividends payable	45,198	3,395
Accounts payable and other liabilities	253,311	282,771

Total liabilities	3,523,086	4,335,444
Commitments and contingencies (Note 15)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 146,307,353 and 98,469,872 issued and outstanding, respectively	1,459	981
Additional paid-in capital	2,699,709	2,241,802
Retained (deficit) earnings	(14,871)	26,869
Accumulated other comprehensive income	15,334	22,043

Total stockholders’ equity	2,925,043	2,515,107
Noncontrolling interests:
Joint venture partners	285,108	293,367
Preferred unitholders	77,561	77,561
Limited partnership unitholders	62,468	80,169

Total noncontrolling interests	425,137	451,097

Total equity	3,350,180	2,966,204

Total liabilities and equity	$6,873,266	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited, Dollars in thousands, except per		(Unaudited, Dollars in thousands, except per
	share amounts)		share amounts)

REVENUES
Rental revenues	$149,649	$148,975	$443,852	$474,440
Private capital revenues	7,886	9,502	27,376	60,838

Total revenues	157,535	158,477	471,228	535,278

COSTS AND EXPENSES
Property operating costs	(26,415)	(24,912)	(79,852)	(74,594)
Real estate taxes	(20,206)	(18,277)	(59,586)	(60,638)
Depreciation and amortization	(47,166)	(45,799)	(128,133)	(126,001)
General and administrative	(27,156)	(34,413)	(83,836)	(103,323)
Restructuring charges	—	—	(3,824)	—
Fund costs	(240)	(312)	(824)	(919)
Real estate impairment losses	—	—	(174,410)	—
Other expenses	(3,049)	1,088	(8,070)	1,926

Total costs and expenses	(124,232)	(122,625)	(538,535)	(363,549)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	1,220	28,026	34,506	76,248
Gains from sale or contribution of real estate interests, net	—	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	3,257	5,372	7,507	14,359
Other income (expenses)	4,941	(4,238)	6,498	(63)
Interest expense, including amortization	(28,855)	(33,303)	(90,843)	(100,835)

Total other income and expenses, net	(19,437)	(4,143)	(42,332)	9,676

Income (loss) from continuing operations	13,866	31,709	(109,639)	181,405

Discontinued operations:
Income attributable to discontinued operations	1,162	3,040	1,641	8,232
Development profits, net of taxes	53,002	—	53,002	—
Gains (losses) from sale of real estate interests, net of taxes	8,434	(12)	37,138	2,865

Total discontinued operations	62,598	3,028	91,781	11,097

Net income (loss)	76,464	34,737	(17,858)	192,502
Noncontrolling interests’ share of net income:
Joint venture partners’ share of net income	(6,058)	(4,194)	(8,829)	(29,881)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(1,388)	(1,090)	(2,445)	(7,204)
Preferred unitholders	(1,431)	(1,431)	(4,295)	(4,295)
Limited partnership unitholders	(447)	129	3,543	(3,020)

Total noncontrolling interests’ share of net income	(9,324)	(6,586)	(12,026)	(44,400)

Net income (loss) atrributable to AMB Property Corporation	67,140	28,151	(29,884)	148,102
Preferred stock dividends	(3,952)	(3,952)	(11,856)	(11,856)
Allocation to participating securities	(398)	(471)	(773)	(1,412)

Net income (loss) available to common stockholders	$62,790	$23,728	$(42,513)	$134,834

Basic income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations (after preferred stock dividends)	$0.04	$0.21	$(0.98)	$1.30
Discontinued operations	0.39	0.03	0.65	0.09

Net income (loss) available to common stockholders	$0.43	$0.24	$(0.33)	$1.39

Diluted income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations (after preferred stock dividends)	$0.04	$0.21	$(0.98)	$1.27
Discontinued operations	0.39	0.03	0.65	0.09

Net income (loss) available to common stockholders	$0.43	$0.24	$(0.33)	$1.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	145,332,050	97,149,079	129,859,647	97,339,577

Diluted	145,658,847	98,832,143	129,859,647	99,267,978

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2009
(Unaudited, Dollars in thousands)

						Accumulated
		Common Stock		Additional	Retained	Other
	Preferred	Number		Paid-in	Earnings	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	(Deficit)	Income (Loss)	Interests	Total

Balance as of December 31, 2008	$223,412	98,469,872	$981	$2,241,802	$26,869	$22,043	$451,097	$2,966,204
Net income (loss)	11,856	—	—	—	(41,740)	—	12,026
Unrealized gain on securities and derivatives	—	—	—	—	—	3,572	—
Currency translation adjustment	—	—	—	—	—	(10,281)	—
Total comprehensive loss								(24,567)
Contributions	—	—	—	—	—	—	10,017	10,017
Distributions and allocations	—	—	—	—	—	—	(25,457)	(25,457)
Issuance of common stock, net	—	47,437,500	474	551,851	—	—	—	552,325
Stock-based compensation amortization and issuance of restricted stock, net	—	382,976	4	16,485	—	—	—	16,489
Exercise of stock options	—	23,213	—	384	—	—	—	384
Conversion and redemption of partnership units	—	46,063	—	1,055	—	—	(1,166)	(111)
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of restricted stock	—	(52,271)	—	(808)	—	—	—	(808)
Reallocation of partnership interest	—	—	—	12,471	—	—	(12,471)	—
Dividends ($0.84 per share)	(11,856)	—	—	(122,672)	—	—	—	(134,528)

Balance as of September 30, 2009	$223,412	146,307,353	$1,459	$2,699,709	$(14,871)	$15,334	$425,137	$3,350,180

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(17,858)	$192,502
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(6,903)	(9,050)
Depreciation and amortization	128,133	126,001
Real estate impairment losses	174,410	—
Foreign exchange losses (gains)	5,607	(66)
Stock-based compensation amortization	16,489	16,741
Equity in earnings of unconsolidated joint ventures	(7,507)	(14,359)
Operating distributions received from unconsolidated joint ventures	7,232	24,913
Gains from sale or contribution of real estate interests, net	—	(19,967)
Development profits, net of taxes	(34,506)	(76,248)
Debt premiums, discounts and finance cost amortization, net	9,291	6,456
Discontinued operations:
Depreciation and amortization	1,877	3,553
Real estate impairment losses	7,443	—
Development profits, net of taxes	(53,002)	—
Gains from sale of real estate interests, net of taxes	(37,138)	(2,865)
Changes in assets and liabilities:
Accounts receivable and other assets	17,479	(14,410)
Accounts payable and other liabilities	(2,808)	6,830

Net cash provided by operating activities	208,239	240,031
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(8,916)	3,305
Cash paid for property acquisitions	—	(185,153)
Additions to land, buildings, development costs, building improvements and lease costs	(337,237)	(768,440)
Net proceeds from divestiture of real estate and securities	449,703	403,637
Additions to interests in unconsolidated joint ventures	(5,051)	(51,601)
Repayment of mortgage and loan receivables	—	81,494
Purchase of noncontrolling interest	(8,968)	—
Capital distributions received from unconsolidated joint ventures	5,367	27,055
Cash transferred to unconsolidated joint ventures	(357)	(16,848)
Repayments from (loans made to) affiliates	3,631	(73,480)
Purchase of equity interests, net	—	(60,330)

Net cash provided by (used in) investing activities	98,172	(640,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of partnership units	(323)	—
Issuance of common stock, net	552,325	—
Proceeds from stock option exercises	384	4,213
Repurchase and retirement of common stock	—	(87,696)
Borrowings on secured debt	65,352	518,828
Payments on secured debt	(100,889)	(197,861)
Borrowings on other debt	—	525,000
Payments on other debt	(1,380)	(202,046)
Borrowings on unsecured credit facilities	507,786	1,377,720
Payments on unsecured credit facilities	(924,118)	(1,409,412)
Payment of financing fees	(4,914)	(6,145)
Net proceeds from issuances of senior debt	—	325,000
Payments on senior debt	(283,520)	(175,000)
Issuance costs on preferred stock	—	(10)
Contributions from joint venture partners	9,426	9,023
Dividends paid to common and preferred stockholders	(92,270)	(163,081)
Distributions to noncontrolling interests, including preferred units	(17,054)	(63,563)

Net cash (used in) provided by financing activities	(289,195)	454,970
Net effect of exchange rate changes on cash	(66,501)	11,068
Net (decrease) increase in cash and cash equivalents	(49,285)	65,708
Cash and cash equivalents at beginning of period	223,936	220,224

Cash and cash equivalents at end of period	$174,651	$285,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$86,477	$98,096
Non-cash transactions:
Acquisition of properties	$—	$227,617
Assumption of secured debt	—	(20,203)
Assumption of other assets and liabilities	—	(14,872)
Acquisition capital	—	(7,389)

Net cash paid for property acquisitions	$—	$185,153

Contribution of properties to unconsolidated joint ventures, net	$41,379	$114,035

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.	Financial Statements of AMB Property, L.P.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,284,333	$1,108,193
Land held for development	658,483	677,028
Buildings and improvements	4,229,302	3,525,871
Construction in progress	412,719	1,292,764

Total investments in properties	6,584,837	6,603,856
Accumulated depreciation and amortization	(1,062,681)	(970,737)

Net investments in properties	5,522,156	5,633,119
Investments in unconsolidated joint ventures	459,612	431,322
Properties held for sale or contribution, net	348,349	609,023

Net investments in real estate	6,330,117	6,673,464
Cash and cash equivalents	174,651	223,936
Restricted cash	26,045	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,984 and $10,682, respectively	135,164	160,528
Deferred financing costs, net	18,618	25,277
Other assets	188,671	191,148

Total assets	$6,873,266	$7,301,648

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$1,398,212	$1,522,571
Unsecured senior debt	871,379	1,153,926
Unsecured credit facilities	510,951	920,850
Other debt	391,459	392,838

Total debt	3,172,001	3,990,185
Security deposits	52,576	59,093
Distributions payable	45,198	3,395
Accounts payable and other liabilities	253,311	282,771

Total liabilities	3,523,086	4,335,444
Commitments and contingencies (Note 15)
Capital:
Partners’ capital:
General partner, 146,077,942 and 98,240,461 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,925,043	2,515,107
Limited partners, 2,121,428 and 2,180,809 units outstanding, respectively	39,235	50,831

Total partners’ capital	2,964,278	2,565,938
Noncontrolling interests:
Joint venture partners	285,108	293,367
Preferred unitholders	77,561	77,561
Class B limited partnership unitholders	23,233	29,338

Total noncontrolling interests	385,902	400,266

Total capital	3,350,180	2,966,204

Total liabilities and capital	$6,873,266	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited, Dollars in thousands, except per unit		(Unaudited, Dollars in thousands, except per unit
	amounts)		amounts)

REVENUES
Rental revenues	$149,649	$148,975	$443,852	$474,440
Private capital revenues	7,886	9,502	27,376	60,838

Total revenues	157,535	158,477	471,228	535,278
COSTS AND EXPENSES
Property operating expenses	(26,415)	(24,912)	(79,852)	(74,594)
Real estate taxes	(20,206)	(18,277)	(59,586)	(60,638)
Depreciation and amortization	(47,166)	(45,799)	(128,133)	(126,001)
General and administrative	(27,156)	(34,413)	(83,836)	(103,323)
Restructuring charges	—	—	(3,824)	—
Fund costs	(240)	(312)	(824)	(919)
Real estate impairment losses	—	—	(174,410)	—
Other expenses	(3,049)	1,088	(8,070)	1,926

Total costs and expenses	(124,232)	(122,625)	(538,535)	(363,549)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	1,220	28,026	34,506	76,248
Gains from sale or contribution of real estate interests, net	—	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	3,257	5,372	7,507	14,359
Other income (expenses)	4,941	(4,238)	6,498	(63)
Interest expense, including amortization	(28,855)	(33,303)	(90,843)	(100,835)

Total other income and expenses, net	(19,437)	(4,143)	(42,332)	9,676

Income (loss) from continuing operations	13,866	31,709	(109,639)	181,405

Discontinued operations:
Income attributable to discontinued operations	1,162	3,040	1,641	8,232
Development profits, net of taxes	53,002	—	53,002	—
Gains (losses) from sale of real estate interests, net of taxes	8,434	(12)	37,138	2,865

Total discontinued operations	62,598	3,028	91,781	11,097

Net income (loss)	76,464	34,737	(17,858)	192,502
Noncontrolling interests’ share of net income:
Joint venture partners’ share of net income	(6,058)	(4,194)	(8,829)	(29,881)
Joint venture partners’ share of development profits	—	—	—	(4,409)
Preferred unitholders	(1,431)	(1,431)	(4,295)	(4,295)
Class B limited partnership unitholders	(673)	44	402	(800)

Total noncontrolling interests’ share of net income	(8,162)	(5,581)	(12,722)	(39,385)

Net income (loss) attributable to AMB Property, L.P.	68,302	29,156	(30,580)	153,117
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)	(11,856)	(11,856)
Allocation to participating securities	(401)	(471)	(773)	(1,412)

Net income (loss) available to common unitholders	$63,949	$24,733	$(43,209)	$139,849

Income (loss) available to common unitholders attributable to:
General partner	$62,790	$23,728	$(42,513)	$134,834
Limited partners	1,159	1,005	(696)	5,015

Net income (loss) available to common unitholders	$63,949	$24,733	$(43,209)	$139,849

Basic income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations (after preferred unit distributions)	$0.03	$0.21	$(0.99)	$1.28
Discontinued operations	0.40	0.03	0.66	0.10

Net income (loss) available to common unitholders	$0.43	$0.24	$(0.33)	$1.38

Diluted income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations (after preferred unit distributions)	$0.03	$0.21	$(0.99)	$1.26
Discontinued operations	0.40	0.03	0.66	0.09

Net income (loss) available to common unitholders	$0.43	$0.24	$(0.33)	$1.35

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	147,505,288	101,119,207	132,037,394	101,312,811

Diluted	147,832,085	102,802,271	132,037,394	103,241,212

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
For the Nine Months Ended September 30, 2009
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2008	9,300,000	$223,412	98,240,461	$2,291,695	2,180,809	$50,831	$400,266	$2,966,204
Net (loss) income	—	11,856	—	(41,740)	—	(696)	12,722
Unrealized gain on securities and derivatives	—	—	—	3,572	—	—	—
Currency translation adjustment	—	—	—	(10,281)	—	—	—
Total comprehensive loss								(24,567)
Contributions	—	—	—	—	—	—	10,017	10,017
Distributions and allocations	—	—	—	—	—	(1,825)	(23,632)	(25,457)
Issuance of common units	—	—	47,437,500	552,325	—	—	—	552,325
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	382,976	16,489	—	—	—	16,489
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	23,213	384	—	—	—	384
Conversion of operating partnership units to common stock and cash redemption	—	—	46,063	1,055	(59,381)	(1,166)	—	(111)
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(52,271)	(808)	—	—	—	(808)
Reallocation of interests	—	—	—	12,471	—	(7,909)	(4,562)	—
Distributions ($0.84 per unit)	—	(11,856)	—	(122,672)	—	—	—	(134,528)

Balance as of September 30, 2009	9,300,000	$223,412	146,077,942	$2,701,631	2,121,428	$39,235	$385,902	$3,350,180

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(17,858)	$192,502
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(6,903)	(9,050)
Depreciation and amortization	128,133	126,001
Real estate impairment losses	174,410	—
Foreign exchange losses (gains)	5,607	(66)
Stock-based compensation amortization	16,489	16,741
Equity in earnings of unconsolidated joint ventures	(7,507)	(14,359)
Operating distributions received from unconsolidated joint ventures	7,232	24,913
Gains from sale or contribution of real estate interests, net	—	(19,967)
Development profits, net of taxes	(34,506)	(76,248)
Debt premiums, discounts and finance cost amortization, net	9,291	6,456
Discontinued operations:
Depreciation and amortization	1,877	3,553
Real estate impairment losses	7,443	—
Development profits, net of taxes	(53,002)
Gains from sale of real estate interests, net of taxes	(37,138)	(2,865)
Changes in assets and liabilities:
Accounts receivable and other assets	17,479	(14,410)
Accounts payable and other liabilities	(2,808)	6,830

Net cash provided by operating activities	208,239	240,031
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(8,916)	3,305
Cash paid for property acquisitions	—	(185,153)
Additions to land, buildings, development costs, building improvements and lease costs	(337,237)	(768,440)
Net proceeds from divestiture of real estate and securities	449,703	403,637
Additions to interests in unconsolidated joint ventures	(5,051)	(51,601)
Repayment of mortgage and loan receivables	—	81,494
Purchase of noncontrolling interest	(8,968)	—
Capital distributions received from unconsolidated joint ventures	5,367	27,055
Cash transferred to unconsolidated joint ventures	(357)	(16,848)
Repayments from (loans made to) affiliates	3,631	(73,480)
Purchase of equity interests, net	—	(60,330)

Net cash provided by (used in) investing activities	98,172	(640,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of partnership units	(323)	—
Issuance of common units, net	552,325	—
Proceeds from stock option exercises	384	4,213
Repurchase and retirement of common units	—	(87,696)
Borrowings on secured debt	65,352	518,828
Payments on secured debt	(100,889)	(197,861)
Borrowings on other debt	—	525,000
Payments on other debt	(1,380)	(202,046)
Borrowings on unsecured credit facilities	507,786	1,377,720
Payments on unsecured credit facilities	(924,118)	(1,409,412)
Payment of financing fees	(4,914)	(6,145)
Net proceeds from issuances of senior debt	—	325,000
Payments on senior debt	(283,520)	(175,000)
Issuance costs on preferred units	—	(10)
Contributions from joint venture partners	9,426	9,023
Distributions paid to partners	(94,083)	(163,081)
Distributions to noncontrolling interests, including preferred units	(15,241)	(63,563)

Net cash (used in) provided by financing activities	(289,195)	454,970
Net effect of exchange rate changes on cash	(66,501)	11,068
Net (decrease) increase in cash and cash equivalents	(49,285)	65,708
Cash and cash equivalents at beginning of period	223,936	220,224

Cash and cash equivalents at end of period	$174,651	$285,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$86,477	$98,096
Non-cash transactions:
Acquisition of properties	$—	$227,617
Assumption of secured debt	—	(20,203)
Assumption of other assets and liabilities	—	(14,872)
Acquisition capital	—	(7,389)

Net cash paid for property acquisitions	$—	$185,153

Contribution of properties to unconsolidated joint ventures, net	$41,379	$114,035

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

As of September 30, 2009, the Parent Company owned an approximate 97.7% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of September 30, 2009, the Company had significant investments in three consolidated and five unconsolidated co-investment ventures.

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

As of September 30, 2009, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 156.1 million square feet (14.5 million square meters) in 47 markets within 14 countries.

Of the approximately 156.1 million square feet as of September 30, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 131.8 million square feet (principally, warehouse distribution buildings) that were 91.0% leased; the Company had investments in 22 development projects, which are expected to total approximately 6.8 million square feet upon completion; and the Company owned 35 projects, totaling approximately 10.0 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the Company held approximately 0.1 million square feet through a ground lease, which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Reports on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2008.

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

Investments in Real Estate.  Investments in real estate and leasehold interests are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. The Company also reviews the impact of above or below-market leases, in-place leases and lease origination costs for acquisitions, and records an intangible asset or liability accordingly.

Real Estate Impairment Losses.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. As a result of changing market conditions, the Company re-evaluated the carrying value of its investments and recognized real estate impairment losses of $181.9 million during the nine months ended September 30, 2009 on certain of its investments. The Company did not recognize any real estate impairment losses for the three months ended September 30, 2009 and the three and nine months ended September 30, 2008.

Investments in Unconsolidated Joint Ventures.  Investments in unconsolidated joint ventures are presented under the equity method. The equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture. Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. No impairment charge was recognized for the three and nine months ended September 30, 2009 and 2008, respectively.

Derivatives and Hedging Activities.  Based on the Company’s policy of accounting for derivative instruments and hedging activities, the Company records all derivatives on the balance sheet at fair value. The majority of the Company’s derivatives are either designated or qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, and are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Comprehensive Income (Loss).  The Parent Company reports comprehensive income (loss) in its consolidated statement of equity. The Operating Partnership reports comprehensive income (loss) in its consolidated statement of capital. Comprehensive income was $102.3 million and $8.0 million for the three months ended September 30, 2009 and 2008, respectively. Comprehensive (loss) income was $(24.6) million and $147.5 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. In accordance with the Company’s policy of accounting for goodwill and other intangible assets, goodwill and certain indefinite lived intangible assets, are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under this policy. The Company determined that there was no impairment to goodwill and intangible assets pursuant to this testing during the three and nine months ended September 30, 2009 and 2008.

Fair Value of Financial Instruments.  Effective April 1, 2009, the Financial Accounting Standards Board (FASB) issued guidance which the Company has adopted regarding the evaluation of the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at September 30, 2009, the book value and the estimated fair value of total debt (both secured and unsecured) was $3.2 billion and $3.1 billion, respectively. The estimated fair value of Deferred Financing Costs approximates its book value. Refer to Note 16, Derivatives and Hedging Activities for their related fair value disclosures.

New Accounting Pronouncements.  In September 2006, the FASB issued guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2008
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate	$—	$—	$690,667	$690,667
Deferred compensation plan	16,937	—	—	16,937
Derivative assets	—	1,566	—	1,566
Investment securities	7,812	—	—	7,812
Liabilities:
Derivative liabilities	$—	$8,803	$—	$8,803
Deferred compensation plan	16,937	—	—	16,937

Fair Value Measurements on a Recurring or Nonrecurring Basis as of September 30, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$652,227	$652,227
Deferred compensation plan	20,198	—	—	20,198
Derivative assets	—	380	—	380
Investment securities(2)	2,361	—	—	2,361
Liabilities:
Derivative liabilities	$—	$3,393	$—	$3,393
Deferred compensation plan	20,198	—	—	20,198

(1)	Represents certain real estate assets on a consolidated basis, that are marked to their fair values at September 30, 2009, as a result of real estate impairment losses, net of recoveries in value as discussed in Note 2.

(2)	The fair value at September 30, 2009 reflects an other-than-temporary loss on impairment of an investment of $3.7 million recognized in the consolidated statements of operations during the nine months ended September 30, 2009.

Effective January 1, 2008, the Company adopted policies of fair value measurement with respect to its financial assets and liabilities. In the three and nine months ended September 30, 2009, in conjunction with a review for impairment (as discussed in Note 3), selected assets were adjusted to fair value and impairment charges were recorded. Additionally, effective January 1, 2009, the Company adopted a policy of accounting for fair value measurements with respect to its nonfinancial assets and liabilities. This adoption had no material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted policies related to accounting for business combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. With respect to transactions costs, the Company has elected to expense acquisition costs related to business combinations, which were previously capitalized during the interim period prior to adoption as of January 1, 2009. The Company will continue to capitalize land acquisition costs. This adoption did not have a material effect on the Company’s financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2009, the Company adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity or capital in the consolidated financial statements. As a result of the adoption of these policies, the Company has retrospectively renamed the minority interests as noncontrolling interests and has reclassified these balances to the equity or capital sections of the consolidated balance sheets. In addition, on the consolidated statements of operations, the presentation of net income (loss) retrospectively includes the portion of income attributable to noncontrolling interests.

Effective January 1, 2009, the Company adopted policies related to disclosures about derivative instruments and hedging activities, which provides enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the Company’s accounting policy, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. This adoption did not have a material effect on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a policy related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Company’s financial statements.

In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Company has adopted the Codification, which did not have a material impact on the Company’s financial statements.

3.	Impairment and Restructuring Charges

The Company conducted a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset class for instances where the book value might exceed the estimated fair value. As a result of changing market conditions, a portion of the Company’s real estate assets were written down to estimated fair value and a non-cash impairment charge was recognized in the first quarter of 2009.

In order to comply with the Company’s disclosure requirements related to fair value measurements, the designation of the level of inputs used in the fair value models must be determined. Inputs used in establishing estimated fair value for real estate assets generally fall within level three, which are characterized as requiring significant judgment as little or no current market activity may be available for validation. The main indicator used to establish the classification of the inputs was current market conditions that, in many instances, resulted in the use of significant unobservable inputs in establishing estimated fair value measurements.

The Company used the market participant pricing approach to estimate the fair value of land, assets under development and assets held for sale or contribution, which estimates what a potential buyer would pay today. The

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

key inputs used in the model included the Company’s intent to sell, hold or contribute, along with capitalization and rental growth rate assumptions, estimated costs to complete and expected lease up and holding periods. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on the Company’s understanding of market conditions and the experience of the management team. Actual results could differ significantly from the Company’s estimates.

The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in the assumptions of leasing and rental rates and rising vacancies. In addition, the pricing of current transactions in some of the Company’s markets, as well as in-process sales agreements on some of its assets targeted for disposition were indicative of an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. The real estate impairment losses recognized on these assets represent the difference between the carrying value and the estimated fair value, which, on a consolidated basis, totaled approximately $59.7 million for land, $115.2 million for assets under development and assets available for sale or contribution and $7.0 million for operating properties for the nine months ended September 30, 2009. The Company did not recognize any real estate impairment losses for the three months ended September 30, 2009 or the three and nine months ended September 30, 2008.

The impairment charges disclosed above do not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

In the second quarter of 2009, the Company continued a broad based cost reduction plan that was initiated in the fourth quarter of 2008. As a result, the Company recognized restructuring charges of approximately $3.8 million in the first nine months of 2009 and $12.3 million in the fourth quarter of 2008, associated with severance, office closures and the termination of certain contractual obligations. The Company did not recognize any restructuring charges for the three months ended September 30, 2009. All of the restructuring charges were cash-related expenses.

4.	Development Activity

As of September 30, 2009, the Company had 22 projects in the development pipeline, on an owned and managed basis, which are expected to total approximately 6.8 million square feet and have an aggregate estimated investment of $514.1 million upon completion, net of $33.4 million of cumulative real estate impairment losses to date. One of these projects totaling approximately 0.2 million square feet with an aggregate estimated investment of $25.1 million was held in an unconsolidated co-investment venture. The development pipeline, at September 30, 2009, included projects expected to be completed through the fourth quarter of 2010. In addition to the Company’s committed development pipeline, it held a total of 2,423 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in North America. The Company currently estimates that these 2,423 acres of land could support approximately 44.2 million square feet of future development.

On a consolidated basis, the Company had an additional 33 development projects available for sale or contribution totaling approximately 8.9 million square feet, with an aggregate estimated investment of $990.8 million, net of $82.5 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $961.5 million, net of cumulative real estate impairment losses. As of September 30, 2009, on a consolidated basis, the Company and its development joint venture partners had funded an aggregate of $455.9 million, or 87%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $66.4 million, or 13%, in order to complete the Company’s development pipeline.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended September 30, 2009, the Company recognized development profits of approximately $53.0 million as a result of the sale of one development project and one land parcel, aggregating approximately 0.2 million square feet. During the nine months ended September 30, 2009, the Company recognized development profits of approximately $57.7 million as a result of the sale of five development projects and two land parcels, aggregating approximately 1.7 million square feet. During the three months ended September 30, 2008, the Company recognized development profits of approximately $0.6 million as a result of the sale of one development project and one land parcel, aggregating less than 0.1 million square feet. During the nine months ended September 30, 2008, the Company recognized development profits of approximately $2.9 million as a result of the sale of five development projects and one land parcel, aggregating approximately 0.1 million square feet.

During the three months ended September 30, 2009, the Company recognized development profits of approximately $1.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.4 million square feet, to AMB Institutional Alliance Fund III, L.P. in exchange for units in the fund. During the nine months ended September 30, 2009, the Company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During the three months ended September 30, 2008, the Company recognized development profits of approximately $27.4 million, as a result of the contribution of three completed development properties, aggregating approximately 2.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During the nine months ended September 30, 2008, the Company recognized development profits of approximately $73.4 million, as a result of the contribution of ten completed development properties, aggregating approximately 5.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the three and nine months ended September 30, 2009, the Company did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended September 30, 2008, the Company did not contribute any operating properties to unconsolidated co-investment ventures. During the nine months ended September 30, 2008, the Company contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB Institutional Alliance Fund III, L.P. The Company recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of September 30, 2009, the Company held for sale four properties with an aggregate net book value of $21.3 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the Company held for sale two properties with an aggregate net book value of $8.2 million.

As of September 30, 2009, the Company held for contribution to co-investment ventures 18 properties with an aggregate net book value of $327.1 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 92% to an expected range of 15-20%. As of December 31, 2008, the Company held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

As of September 30, 2009, properties with an aggregate net book value of $104.2 million and $580.7 million were reclassified from properties held for sale and held for contribution, respectively, to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties held for sale or held for contribution at some future time. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the nine months ended September 30, 2009, the Company recognized additional depreciation expense from the reclassification of assets from properties held for sale or contribution to investments in real estate and related accumulated depreciation of $9.1 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the three months ended September 30, 2009, the Company sold three industrial operating properties aggregating approximately 0.3 million square feet for a sale price of $25.3 million, with a resulting gain of $5.8 million (net of the noncontrolling interests’ share of $2.9 million). During the nine months ended September 30, 2009, the Company sold 15 industrial operating properties aggregating approximately 2.0 million square feet for a sale price of $131.7 million, with a resulting net gain of $30.1 million (net of the noncontrolling interests’ share of $5.7 million). Additionally, during the nine months ended September 30, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of one industrial property, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the three months ended September 30, 2008, the Company did not divest itself of any industrial operating properties. During the nine months ended September 30, 2008, the Company sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of the noncontrolling interests’ share of $0.3 million), and the Company recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Rental revenues	$1,830	$5,162	$14,039	$15,390
Straight-line rents and amortization of lease intangibles	24	73	321	(2)
Property operating expenses	(388)	(934)	(1,906)	(2,548)
Real estate taxes	(235)	(540)	(1,646)	(1,594)
Depreciation and amortization	(69)	(1,190)	(1,877)	(3,553)
General and administrative	—	(2)	(9)	(40)
Real estate impairment losses	—	—	(7,443)	—
Other income and expenses, net	—	9	(30)	49
Interest, including amortization	—	462	192	530

Income attributable to discontinued operations before noncontrolling interests	1,162	3,040	1,641	8,232
Development profits, net of taxes	53,002	—	53,002	—
Gains from sale of real estate interests, net of taxes, before noncontrolling interests	8,434	(12)	37,138	2,865

Discontinued operations attributable to the Parent Company and the Operating Partnership	$62,598	$3,028	$91,781	$11,097

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Parent Company:
Discontinued operations	$62,598	$3,028	$91,781	$11,097
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of loss (income) attributable to discontinued operations	(7)	(282)	(43)	(1,256)
Joint venture partners’ and limited partnership unitholders’ share of development profits attributable to discontinued operations	(1,357)	—	(1,357)	—
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(4,390)	—	(7,874)	(674)

Income from discontinued operations attributable to the Parent Company	$56,844	$2,746	$82,507	$9,167

Operating Partnership:
Discontinued operations	$62,598	$3,028	$91,781	$11,097
Noncontrolling interests:
Joint venture partners’ share of loss (income) attributable to discontinued operations	24	(170)	(1)	(974)
Joint venture partners’ share of loss from sale of real estate interests, net of taxes	(2,891)	—	(5,713)	(255)

Income from discontinued operations attributable to the Operating Partnership	$59,731	$2,858	$86,067	$9,868

The difference in income from discontinued operations, net of controlling interests, as between the Parent Company and the Operating Partnership is due to the inclusion of the Operating Partnership’s common limited partnership unitholders as noncontrolling interests in the Parent Company’s financial statements.

As of September 30, 2009 and December 31, 2008, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Accounts receivable, deferred financing costs and other assets	$424	$572
Secured debt	$1,979	$1,923
Accounts payable and other liabilities	$3,682	$—

6.	Debt of the Parent Company

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secured Debt Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under a $230.0 million secured term loan credit facility that matures on September 4, 2010 and had a fixed interest rate of 4.0% at September 30, 2009. The Operating Partnership entered into this facility on September 4, 2008. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of September 30, 2009, the Operating Partnership had outstanding an aggregate of $879.0 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.3 years. In May 2008, the Operating Partnership issued and sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to $325.0 million of its other debt, related to the following loan facility. In March 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2009, with an interest rate of 3.5%. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2009, equaled approximately $613.2 million U.S. dollars and bore a weighted average interest rate of 0.76%.

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

The credit agreements related to the above facilities contain limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

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

7.	Debt of the Operating Partnership

As of September 30, 2009 and December 31, 2008, debt of the Operating Partnership consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Wholly-owned secured debt, varying interest rates from 0.7% to 9.0%, due December 2009 to November 2015 (weighted average interest rates of 3.5% and 3.7% at September 30, 2009 and December 31, 2008, respectively)	$616,286	$715,640
Consolidated joint venture secured debt, varying interest rates from 1.1% to 9.4%, due October 2009 to November 2022 (weighted average interest rates of 4.9% and 4.8% at September 30, 2009 and December 31, 2008, respectively)	783,153	808,119
Unsecured senior debt securities, varying interest rates from 5.1% to 8.0%, due November 2010 to June 2018 (weighted average interest rates of 6.4% and 6.0% at September 30, 2009 and December 31, 2008, respectively)	878,972	1,162,491
Other debt, varying interest rates from 3.4% to 7.5%, due November 2009 to November 2015 (weighted average interest rates of 3.9% and 3.9% at September 30, 2009 and December 31, 2008, respectively)	391,459	392,838
Unsecured credit facilities, variable interest rate, due June 2010 and July 2011 (weighted average interest rates of 0.8% and 2.2% at September 30, 2009 and December 31, 2008, respectively)	510,951	920,850

Total debt before unamortized net discounts	3,180,821	3,999,938
Unamortized net discounts	(8,820)	(9,753)

Total consolidated debt	$3,172,001	$3,990,185

Wholly-owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. As of September 30, 2009 and December 31, 2008, the total gross investment book value of those properties securing the debt was $2.5 billion, including $1.5 billion held in consolidated joint ventures, for each period. As of September 30, 2009, $874.7 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 5.7% while the remaining

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$524.7 million bore interest at variable rates (with a weighted average interest rate of 1.8%). As of September 30, 2009, $783.2 million of the secured debt was held by the Operating Partnership’s co-investment ventures.

On September 4, 2008, the Operating Partnership entered into a $230.0 million secured term loan credit agreement that matures on September 4, 2010 and had a fixed interest rate of 4.0% at September 30, 2009. The Parent Company is a guarantor of the Operating Partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. If the Operating Partnership’s long-term debt ratings fall below current levels, the Operating Partnership’s cost of debt will increase.

Unsecured Senior Debt

As of September 30, 2009, the Operating Partnership had outstanding an aggregate of $879.0 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.3 years.

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

In May 2008, the Operating Partnership issued and sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants at September 30, 2009.

Other Debt

As of September 30, 2009, the Operating Partnership had $391.5 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.3 years. Of the total other debt, $325.0 million is related to the loan facility described below.

In March 2008, the Operating Partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2009, with an interest rate of 3.5%. The Parent Company guarantees the Operating Partnership’s obligations with respect to this loan facility. This loan facility is subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants at September 30, 2009.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Credit Facilities

As of September 30, 2009, the Operating Partnership had three credit facilities with total capacity of approximately $1.6 billion.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The Parent Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of September 30, 2009, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2009, the outstanding balance on this credit facility was $98.9 million and the remaining amount available was $439.9 million, net of outstanding letters of credit of $11.2 million, using the exchange rate in effect on September 30, 2009.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2009, equaled approximately $613.2 million U.S. dollars and bore a weighted average interest rate of 0.76%. The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of September 30, 2009, based on the credit rating of the Operating Partnership’s long-term debt. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt and was 15.0 basis points of the outstanding commitments under the facility as of September 30, 2009. As of September 30, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2009, was $294.6 million, and the remaining amount available was $318.6 million.

The Operating Partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of September 30, 2009, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at September 30, 2009, was approximately $117.4 million with a weighted average interest rate of 0.93%, and the remaining amount available was $382.6 million.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at September 30, 2009.

As a result of the current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. As of September 30, 2009, the Operating Partnership’s total consolidated debt maturities, including scheduled principal amortization, for 2009 were $160.0 million.

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

As of September 30, 2009, the Operating Partnership had $174.7 million in cash and cash equivalents, held in accounts managed by third party financial institutions, consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $1.1 billion available for future borrowings under its three multicurrency lines of credit at September 30, 2009. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties; issuing the Operating Partnership’s debt securities; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with its existing customers without an increase or with a decrease in rental rates at turnover; or the Parent Company issuing equity and contributing the net proceeds to the Operating Partnership.

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

As of September 30, 2009, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

						Consolidated Joint
	Wholly-Owned					Venture
	Unsecured							Total
	Senior	Credit	Other		Secured	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt		Debt	Debt	Debt	Debt

2009	$—	$—	$11,212		$110,171	$38,583	$—	$159,966
2010	75,000	393,555	325,941	(2)	425,870	116,198	—	1,336,564
2011	75,000	117,396	1,014		15,516	108,474	—	317,400
2012	—	—	1,093		28,126	387,102	50,000	466,321
2013	491,480	—	919		19,927	49,938	—	562,264
2014	—	—	616		405	6,481	—	7,502
2015	112,492	—	664		16,271	17,610	—	147,037
2016	—	—	—		—	16,231	—	16,231
2017	—	—	—		—	1,272	—	1,272
2018	125,000	—	—		—	1,455	—	126,455
Thereafter	—	—	—		—	39,809	—	39,809

Subtotal	$878,972	$510,951	$341,459		$616,286	$783,153	$50,000	$3,180,821
Unamortized net discount	(7,593)	—	—		(1,012)	(215)	—	(8,820)

Total	$871,379	$510,951	$341,459		$615,274	$782,938	$50,000	$3,172,001

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $45.5 million of U.S. dollar borrowings, as well as $294.6 million, $90.7 million, $53.4 million and $26.7 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at September 30, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on September 30, 2009.

(2)	Subsequent to September 30, 2009, the $325.0 million term loan was replaced with a $345.0 million term loan, which matures in 2012.

8.	Noncontrolling Interests in the Parent Company

In this Note 8, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries. Noncontrolling interests in the Parent Company’s financial statements include the common limited partnership interests in the Operating Partnership, common limited and preferred limited partnership interests in AMB Property II, L.P., a Delaware limited partnership and a subsidiary of the Operating Partnership, and interests held by third party partners in joint ventures. Such joint ventures hold approximately 21.0 million square feet and are consolidated for financial reporting purposes.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated joint ventures’ total investment and property debt at September 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	20%	$511,558	$538,906	$196,280	$232,856	$50,000	$50,000
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	467,250	461,981	337,070	341,855	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO(3)	39%	158,192	157,034	80,103	83,337	—	—
Other Industrial Operating Joint Ventures		89%	229,203	212,472	33,107	21,544	—	—
Other Industrial Development Joint Ventures		61%	269,711	299,687	136,378	128,501	—	—

Total Consolidated Joint Ventures			$1,635,914	$1,670,080	$782,938	$808,093	$50,000	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 14 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of September 30, 2009.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table reconciles the change in the Parent Company’s noncontrolling interests for the nine months ended September 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$697,411
Net income	44,400
Contributions	(4,739)
Distributions and allocations	(70,287)
Redemption of partnership units	(6,192)
Contribution of a consolidated interest to an unconsolidated joint venture	(206,240)
Reallocation of partnership interest	(2,095)

Balance as of September 30, 2008	$452,258

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests of the Parent Company as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$285,108	$293,367	N/A
Limited partners in the Operating Partnership	39,235	50,831	N/A
Held through AMB Property II, L.P.:
Class B limited partners	23,233	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$425,137	$451,097

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Joint venture partners’ share of net income	$6,058	$4,194	$8,829	$29,881
Joint venture partners’ and common limited partners’ share of development profits	899	1,090	1,551	7,204
Common limited partners in the Operating Partnership’s share of net income (loss)	263	(85)	(2,247)	2,220
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	489	—	894	—
Class B common limited partnership units share of net income (loss)	184	(44)	(1,296)	800
Series D preferred units (liquidation preference of $79,767)	1,431	1,431	4,295	4,295

Total noncontrolling interests’ share of net income	$9,324	$6,586	$12,026	$44,400

9.	Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third party partners in several real estate joint ventures, aggregating approximately 21.0 million square feet, which are consolidated for financial reporting purposes.

The Operating Partnership holds interests in both consolidated and unconsolidated joint ventures. The Operating Partnership consolidates joint ventures where it exhibits financial or operational control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity. In instances where the Operating Partnership is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not defined as variable interest entities, management first considers whether the Operating Partnership is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). The Operating Partnership consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes. For joint ventures where the Operating Partnership is the general partner (or the equivalent), but does not control the joint

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture as the other partners (or the equivalent) hold substantive participating rights, the Operating Partnership uses the equity method of accounting. For joint ventures where the Operating Partnership is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the Operating Partnership controls the joint venture, the Operating Partnership consolidates the joint venture; otherwise it uses the equity method of accounting.

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at September 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

			Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	20%	$511,558	$538,906	$196,280	$232,856	$50,000	$50,000
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	467,250	461,981	337,070	341,855	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO(3)	39%	158,192	157,034	80,103	83,337	—	—
Other Industrial Operating Joint Ventures		89%	229,203	212,472	33,107	21,544	—	—
Other Industrial Development Joint Ventures		61%	269,711	299,687	136,378	128,501	—	—

Total Consolidated Joint Ventures			$1,635,914	$1,670,080	$782,938	$808,093	$50,000	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 14 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of September 30, 2009.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds.

(4)	PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table reconciles the change in the Operating Partnership’s noncontrolling interests for the nine months ended September 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$627,377
Net income	40,433
Contributions	(4,739)
Distributions and allocations	(64,869)
Contribution of a consolidated interest to an unconsolidated joint venture	(206,240)
Reallocation of partnership interest	(666)

Balance as of September 30, 2008	$391,296

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests of the Operating Partnership as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$285,108	$293,367	N/A
Held through AMB Property II, L.P.:
Class B limited partners	23,233	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	77,561	77,561	February 2012

Total noncontrolling interests	$385,902	$400,266

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Joint venture partners’ share of net income	$6,058	$4,194	$8,829	$29,881
Joint venture partners’ share of development profits	—	—	—	4,409
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	489	—	894	—
Class B common limited partnership units	184	(44)	(1,296)	800
Series D preferred units (liquidation preference of $79,767)	1,431	1,431	4,295	4,295

Total noncontrolling interests’ share of net income	$8,162	$5,581	$12,722	$39,385

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of September 30, 2009 and December 31, 2008, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $285.1 million and $293.4 million, respectively. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $390.9 million at September 30, 2009 and $451.2 million at December 31, 2008. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

10.	Investments in Unconsolidated Joint Ventures

On December 30, 2004, AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, was formed, in which the Company retained an approximate 20% interest. This interest increased to approximately 22% upon the Company’s acquisition of AMB Property Mexico in 2008. During the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three and nine months ended September 30, 2009, the Company made no contributions to this co-investment venture. During the three months ended September 30, 2008, the Company contributed one completed development project totaling approximately 0.5 million square feet to this co-investment venture for approximately $22.8 million. During the nine months ended September 30, 2008, the Company contributed three completed development projects totaling approximately 1.4 million square feet to this co-investment venture for approximately $90.5 million.

On June 30, 2005, AMB Japan Fund I, L.P., a Yen-denominated co-investment venture with 13 institutional investors, was formed, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $551.9 million in U.S. dollars, using the exchange rate at September 30, 2009) for an approximate 80% equity interest. During the three months ended September 30, 2009, the Company made no contributions to this co-investment venture. During the nine months ended September 30, 2009, the Company contributed to this co-investment venture one completed development project, aggregating approximately 1.0 million square feet for approximately $184.8 million (using the exchange rate on the date of contribution). During the three months ended September 30, 2008, the Company contributed to this co-investment venture one completed development project, aggregating approximately 0.4 million square feet for approximately $56.3 million (using the exchange rate on the date of contribution). During the nine months ended September 30, 2008, the Company contributed to this co-investment venture two completed development projects, aggregating approximately 0.9 million square feet for approximately $174.9 million (using the exchange rate on the date of contribution).

On October 17, 2006, AMB DFS Fund I, LLC, a merchant development co-investment venture with GE Real Estate (“GE”), was formed, in which the Company retained an approximate 15% interest. The co-investment venture was formed to build and sell properties. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of September 30, 2009 was the estimated investment of $18.0 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.1 million of equity to the fund. During the three and nine months ended September 30, 2009, the Company contributed an immaterial amount and approximately $1.0 million to this co-investment venture, respectively. During the three and nine months ended September 30, 2008, the Company contributed $0.7 million and $3.6 million to this co-investment venture, respectively. During the three and nine months ended September 30, 2009, AMB DFS Fund I, LLC sold one development project for approximately $1.0 million and five development projects for approximately $21.3 million, respectively. During the three and nine months ended September 30, 2008, AMB DFS Fund I, LLC sold three development projects and one land parcel for approximately $18.8 million and five development projects and one land parcel for $54.9 million, respectively.

AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner, on a prospective basis. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. During the three and nine months ended September 30, 2009, the Company contributed to this co-investment venture two completed development projects, aggregating approximately 0.4 million square feet, for additional units in the fund equal to 100% of the fair value of the assets, for an aggregate price of approximately $32.5 million. During the three months ended September 30, 2008, the Company contributed to this co-investment venture one completed development project, aggregating approximately 1.3 million square feet for approximately $92.3 million. During the nine months ended September 30, 2008, the Company contributed to this co-investment venture one approximately 0.8 million square foot operating property and four completed development projects, aggregating approximately 2.7 million square feet for approximately $274.3 million. During the three and nine months ended September 30, 2009 and 2008, the Company made no contributions of operating properties to this co-investment venture. During the three and nine months ended September 30, 2009, AMB Institutional Alliance Fund III, L.P. sold one operating property for approximately $6.3 million and four operating properties and one building for

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $43.2 million, respectively. No property sales were made from this venture during the three and nine months ended September 30, 2008.

On June 12, 2007, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, was formed, in which the Company retained an approximate 20% interest upon formation. The institutional investors have committed approximately 263.0 million Euros (approximately $385.0 million in U.S. dollars, using the exchange rate at September 30, 2009) for an approximate 80% equity interest. During the three and nine months ended September 30, 2009, the Company made no contributions to this co-investment venture. During the three months ended September 30, 2008, the Company made no contributions to this co-investment venture. During the nine months ended September 30, 2008, the Company contributed to this co-investment venture one development project, aggregating approximately 0.1 million square feet, for approximately $25.9 million (using the exchange rate on the date of contribution).

During the three and nine months ended September 30, 2009, the Company made no contributions of real estate interests, and no gains were recognized. During the three months ended September 30, 2008, the Company made no contributions of real estate interests, and no gains were recognized. During the nine months ended September 30, 2008, the Company recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of operating properties to AMB Institutional Alliance Fund III, L.P. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

During the three months ended September 30, 2009, the Company recognized development profits of approximately $1.2 million as a result of the contribution of two completed development projects, aggregating approximately 0.4 million square feet, to AMB Institutional Alliance Fund III, L.P. During the nine months ended September 30, 2009, the Company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During the three months ended September 30, 2008, the Company recognized development profits of approximately $27.4 million, as a result of the contribution of three completed development projects, aggregating approximately 2.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During the nine months ended September 30, 2008, the Company recognized development profits of approximately $73.4 million, as a result of the contribution of ten completed development projects, aggregating approximately 5.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. These gains are included in development profits, net of taxes, in the consolidated statements of operations.

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

For the nine months ended September 30, 2009 and 2008, the Company received $5.4 million and $27.1 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financing during the respective periods.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s unconsolidated joint ventures’ net equity investments at September 30, 2009 and December 31, 2008 were (dollars in thousands):

	September 30, 2009
	Company’s
	Ownership	Square	September 30,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	23%	36,642,807	$218,129	$185,430
AMB Europe Fund I, FCP-FIS	21%	9,235,628	60,942	65,563
AMB Japan Fund I, L.P.	20%	7,263,090	79,949	65,705
AMB-SGP Mexico, LLC	22%	6,331,990	19,392	19,519
AMB DFS Fund I, LLC	15%	1,232,216	17,601	20,663
Other Industrial Operating Joint Ventures(1)	51%	7,418,749	49,802	49,791

Total Unconsolidated Joint Ventures(2)		68,124,480	$445,815	$406,671

(1)	Other Industrial Operating Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

(2)	Through its investment in AMB Property Mexico, the Company held equity interests in various other unconsolidated ventures totaling approximately $13.8 million and $24.6 million as of September 30, 2009 and December 31, 2008, respectively.

On June 13, 2008, the Company acquired an additional approximate 19% interest in G. Accion, a Mexican real estate company that holds equity method investments, and as a result of its increased ownership, the Company began consolidating its interest in G. Accion, effective as of that date. On July 18, 2008, the Company acquired the remaining equity interest (approximately 42%) in G. Accion. As of September 30, 2009 and December 31, 2008, the Company had a 100% consolidated interest in G. Accion. As a wholly-owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico.

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months				For the Three Months
	Ended September 30, 2009				Ended September 30, 2008
			Income				Income
			(Loss)				(Loss)
		Property	from	Net		Property	from		Net
		Operating	Continuing	Income		Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(Loss)	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	$67,777	$(19,651)	$(369)	$(660)	$69,480	$(17,517)	$5,859		$5,859
AMB Europe Fund I, FCP-FIS	25,025	(4,913)	2,547	2,547	28,724	(5,782)	2,876		2,876
AMB Japan Fund I, L.P.	25,197	(5,749)	3,650	3,650	19,757	(4,321)	1,621		1,621
AMB-SGP Mexico, LLC	10,498	(2,529)	792 (1)	792 (1)	9,082	(1,541)	(4,716	)(1)	(4,716	)(1)
AMB DFS Fund I, LLC	(32)	(86)	(166)	(166)	187	(26)	2,911		2,911

Total Co-investment Ventures	128,465	(32,928)	6,454	6,163	127,230	(29,187)	8,551		8,551
Other Industrial Operating Joint Ventures	8,844	(3,059)	1,417	1,417	9,611	(2,011)	1,822		1,822

Total Unconsolidated Joint Ventures	$137,309	$(35,987)	$7,871	$7,580	$136,841	$(31,198)	$10,373		$10,373

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months				For the Nine Months
	Ended September 30, 2009				Ended September 30, 2008
			Income				Income
			(Loss)				(Loss)
		Property	from	Net		Property	from		Net
		Operating	Continuing	Income		Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations	(Loss)	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	$209,116	$(58,394)	$4,530	$(4,458)	$160,623	$(41,205)	$11,989		$11,989
AMB Europe Fund I, FCP-FIS	72,137	(14,648)	(6,502)	(6,502)	76,752	(14,053)	4,452		4,452
AMB Japan Fund I, L.P.	74,890	(16,891)	12,115	12,115	54,712	(11,802)	4,830		4,830
AMB-SGP Mexico, LLC	29,778	(5,137)	2,227 (2)	2,227 (2)	23,462	(3,824)	(8,590	)(2)	(8,590	)(2)
AMB DFS Fund I, LLC	18	(55)	(2,233)	(2,233)	291	(30)	10,185		10,185

Total Co-investment Ventures	385,939	(95,125)	10,137	1,149	315,840	(70,914)	22,866		22,866
Other Industrial Operating Joint Ventures	27,276	(7,505)	6,373	6,373	28,899	(6,273)	19,090		19,090

Total Unconsolidated Joint Ventures	$413,215	$(102,630)	$16,510	$7,522	$344,739	$(77,187)	$41,956		$41,956

(1)	Excludes $3.9 million and $3.4 million of interest expense on loans from co-investment venture partners for the three months ended September 30, 2009 and 2008, respectively.

(2)	Excludes $11.5 million and $9.4 million of interest expense on loans from co-investment venture partners for the nine months ended September 30, 2009 and 2008, respectively.

11.	Stockholders’ Equity of the Parent Company

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the three and nine months ended September 30, 2009, the Operating Partnership exchanged 46,063 of its common limited partnership units for shares of the Parent Company’s common stock.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of September 30, 2009: 1,595,337 shares of series D cumulative redeemable preferred, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At September 30, 2009, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

The following table reconciles the change in the Parent Company’s consolidated stockholders’ equity for the nine months ended September 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$2,763,952
Net income	148,102
Unrealized loss on securities	(3,262)
Unrealized loss on derivatives	(147)
Foreign currency translation adjustments	2,792

Total comprehensive income	147,485
Stock-based compensation amortization and issuance of restricted stock, net	16,741
Exercise of stock options	4,213
Conversion of partnership units	15,585
Repurchases of common stock	(87,696)
Forfeiture of restricted stock	(1,521)
Reallocation of partnership interest	2,095
Offering costs	(10)
Dividends	(164,557)

Balance as of September 30, 2008	$2,696,287

The following table sets forth the dividends or distributions paid or payable per share:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property Corporation	Common stock	$0.280	$0.520	$0.840	$1.560
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$1.219	$1.219
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$1.266	$1.266
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$1.313	$1.313
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$1.284	$1.284

In December 2007, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the Parent Company’s common stock. During the three and nine months ended September 30, 2009, the Parent Company did not repurchase any shares of its common stock.

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

As of September 30, 2009, the Parent Company’s stock incentive plans have approximately 6.1 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Parent Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2009:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2009	6.1% - 7.0%	7.0%	40.1% - 42.2%	42.1%	1.4% - 2.4%	2.0%	6.1	$3.19
June 30, 2009	6.0% - 6.3%	6.3%	46.3% - 47.0%	47.0%	1.9% - 2.9%	2.8%	7.8	$4.56
September 30, 2009	6.3%	6.3%	47.9%	47.9%	2.5%	2.5%	5.0	$5.09
Weighted Average	6.0% - 7.0%	7.0%	40.1% - 47.9%	42.4%	1.4% - 2.9%	1.8%	6.2	$3.26

As of September 30, 2009, approximately 8,199,308 options and 920,413 non-vested stock awards were outstanding under the plans. There were 2,370,261 stock options granted, 23,213 options exercised, and 322,961 options forfeited during the nine months ended September 30, 2009. There were 405,416 restricted stock awards made during the nine months ended September 30, 2009, 314,778 non-vested stock awards that vested and 29,251 non-vested stock awards that were forfeited during the nine months ended September 30, 2009. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the nine months ended September 30, 2009 was $9.72-$24.85. The unamortized expense for restricted stock as of September 30, 2009 was $21.7 million. As of September 30, 2009, the Parent Company had $7.2 million of total unrecognized compensation cost related to unvested options granted under the Parent Company’s stock incentive plans which is expected to be recognized over a weighted average period of 2.0 years.

12.	Partners’ Capital of the Operating Partnership

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder).

The series L, M, O and P preferred units have preference rights with respect to distributions and liquidation over the common units. The series L, M, O and P preferred units are only redeemable if and when the shares of the series L, M, O and P preferred stock are redeemed by the Parent Company. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. Any such redemption would be for a purchase price equivalent to that of the Parent Company’s preferred stock. The Parent Company’s series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable solely at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

The Operating Partnership has classified the preferred and common units held by outside parties and by the Parent Company as permanent equity based on the following considerations:

•	The Operating Partnership determined that settlement in the Parent Company’s stock is equivalent to settlement in equity of the Operating Partnership. The Parent Company’s only significant asset is its interest in the Operating Partnership and the Parent Company conducts substantially all of its business through the Operating Partnership. The Parent Company’s stock is the economic equivalent of the Operating Partnership’s corresponding units. The Company has concluded that a redemption and issuance of shares in exchange for units does not represent a delivery of assets.

•	In accordance with the guidance for Contracts in Entity’s Own Equity, the Operating Partnership, as the issuer of the units, controls the settlement options of the redemption of the units (shares or cash). Pursuant to an assignment agreement, the Parent Company has transferred to the Operating Partnership the right to elect to acquire some or all of any tendered units from the tendering partner in exchange for stock of the Parent Company. The unitholder has no control over whether it receives cash or Parent Company stock. There are no factors outside the issuer’s control that could impact those settlement options and there are no provisions that could require cash settlement upon redemption of units. The Operating Partnership units that are held by the Parent Company are redeemable only to maintain the 1:1 ratio of outstanding shares of the Parent Company to the outstanding units of the Operating Partnership and to facilitate the transfer of cash to the Parent Company from the Operating Partnership upon redemption of Parent Company stock. The Parent Company and the Operating Partnership are structured and operated as one interrelated, consolidated business under a single management. The decision to pay cash or have the Parent Company issue registered or unregistered shares of stock is made by a single management team acting for both the Operating Partnership and the Parent Company and causing the entities to act in concert.

•	Management has concluded that there is no conflict in fiduciary duty or interest with respect to the decision to settle a redemption request in cash or common shares of the Parent Company.

As of September 30, 2009, the Operating Partnership had 146,077,942 common general partnership units; 2,121,428 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in Operating Partnership’s partners’ capital for the nine months ended September 30, 2008 (dollars in thousands):

Balance as of December 31, 2007	$2,833,986
Net income	152,787
Unrealized loss on securities	(3,262)
Unrealized loss on derivatives	(147)
Foreign currency translation adjustments	2,792

Total comprehensive income	152,170
Stock-based compensation amortization and issuance of partnership units in connection with the issuance of restricted stock, net	16,741
Issuance of partnership units in connection with the exercise of stock options	4,213
Conversion of partnership units	9,393
Repurchases of common units	(87,696)
Forfeiture of partnership units in connection with the forfeiture of restricted stock	(1,521)
Reallocation of partnership interest	577
Offering costs	(10)
Distributions	(170,604)

Balance at September 30, 2008	$2,757,249

The following table sets forth the distributions paid or payable per unit:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property, L.P.	Common limited partnership units	$0.280	$0.520	$0.840	$1.560
AMB Property, L.P.	Series L preferred units	$0.406	$0.406	$1.219	$1.219
AMB Property, L.P.	Series M preferred units	$0.422	$0.422	$1.266	$1.266
AMB Property, L.P.	Series O preferred units	$0.438	$0.438	$1.313	$1.313
AMB Property, L.P.	Series P preferred units	$0.428	$0.428	$1.284	$1.284
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.520	$0.840	$1.560
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898	$2.693	$2.693

In December 2007, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the Parent Company’s common stock. During the three and nine months ended September 30, 2009, the Parent Company did not repurchase any shares of its common stock. The Parent Company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program. This program expires in December 2009. Immediately prior to any repurchase under this program, the Operating Partnership will repurchase a number of partnership units from the Parent Company equal to the number of shares of Parent Company common stock to be repurchased at a price per partnership unit equal to the price per share of common stock to be repurchased.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of September 30, 2009, the stock incentive plans have approximately 6.1 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2009:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2009	6.1% - 7.0%	7.0%	40.1% - 42.2%	42.1%	1.4% - 2.4%	2.0%	6.1	$3.19
June 30, 2009	6.0% - 6.3%	6.3%	46.3% - 47.0%	47.0%	1.9% - 2.9%	2.8%	7.8	$4.56
September 30, 2009	6.3%	6.3%	47.9%	47.9%	2.5%	2.5%	5.0	$5.09
Weighted Average	6.0% - 7.0%	7.0%	40.1% - 47.9%	42.4%	1.4% - 2.9%	1.8%	6.2	$3.26

As of September 30, 2009, approximately 8,199,308 options and 920,413 non-vested stock awards were outstanding under the plans. There were 2,370,261 stock options granted, 23,213 options exercised, and 322,961 options forfeited during the nine months ended September 30, 2009. There were 405,416 restricted stock awards made during the nine months ended September 30, 2009, 314,779 non-vested stock awards that vested and 29,251 non-vested stock awards that were forfeited during the nine months ended September 30, 2009. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the nine months ended September 30, 2009 was $15.92-$23.07. The unamortized expense for restricted stock as of September 30, 2009 was $21.7 million. As of September 30, 2009, the Operating Partnership had $7.2 million of total unrecognized compensation cost related to unvested options granted under the Operating Partnership’s stock incentive plans which is expected to be recognized over a weighted average period of 2.0 years.

13.	Income (Loss) Per Share and Unit

Effective January 1, 2009, the Company adopted a policy which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. Pursuant to this adoption, the computation of EPS has been retrospectively adjusted for the three and nine months ended September 30, 2008.

The Parent Company had 326,797 dilutive stock options outstanding for the three months ended September 30, 2009. The Parent Company had no dilutive stock options outstanding for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Parent Company had 1,683,064 and 1,928,401 dilutive stock options outstanding, respectively. The effect on income (loss) per share for the three months ended September 30, 2009 and the three and nine months ended September 30, 2008 was to increase weighted average

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding. Such dilution was computed using the treasury stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Numerator
Income (loss) from continuing operations attributable to common stockholders	$10,296	$25,405	$(112,391)	$138,935
Preferred stock dividends	(3,952)	(3,952)	(11,856)	(11,856)

Income (loss) from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations and preferred stock dividends)	6,344	21,453	(124,247)	127,079
Total discontinued operations attributable to common stockholders after noncontrolling interests	56,844	2,746	82,507	9,167
Allocation to participating securities	(398)	(471)	(773)	(1,412)

Net income (loss) available to common stockholders	$62,790	$23,728	$(42,513)	$134,834

Denominator
Basic	145,332,050	97,149,079	129,859,647	97,339,577
Stock option dilution(1)	326,797	1,683,064	—	1,928,401

Diluted weighted average common shares	145,658,847	98,832,143	129,859,647	99,267,978

Basic income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations	$0.04	$0.21	$(0.98)	$1.30
Discontinued operations	0.39	0.03	0.65	0.09

Net income (loss) available to common stockholders(2)	$0.43	$0.24	$(0.33)	$1.39

Diluted income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations	$0.04	$0.21	$(0.98)	$1.27
Discontinued operations	0.39	0.03	0.65	0.09

Net income (loss) available to common stockholders(2)	$0.43	$0.24	$(0.33)	$1.36

(1)	Excludes anti-dilutive stock options of 5,933,592 and 7,584,045 for the three and nine months ended September 30, 2009, respectively. Excludes anti-dilutive stock options of 2,021,612 and 1,735,402 for the three and nine months ended September 30, 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 920,413 unvested restricted shares outstanding for both the three and nine months ended September 30, 2009, and 905,220 unvested restricted shares outstanding for both the three and nine months ended September 30, 2008.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had 326,797 dilutive stock options outstanding for the three months ended September 30, 2009. The Operating Partnership had no dilutive stock options outstanding for the nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Operating Partnership had 1,683,064 and 1,928,401 dilutive stock options outstanding, respectively. The effect on income (loss) per unit for the three months ended September 30, 2009 and the three and nine months ended September 30, 2008 was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Numerator
Income (loss) from continuing operations attributable to common unitholders	$8,571	$26,298	$(116,647)	$143,249
Preferred unit distributions	(3,952)	(3,952)	(11,856)	(11,856)

Income (loss) from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations and preferred unit distributions)	4,619	22,346	(128,503)	131,393
Total discontinued operations attributable to common unitholders after noncontrolling interests	59,731	2,858	86,067	9,868
Allocation to participating securities	(401)	(471)	(773)	(1,412)

Net income (loss) available to common unitholders	$63,949	$24,733	$(43,209)	$139,849

Denominator
Basic	147,505,288	101,119,207	132,037,394	101,312,811
Stock option dilution(1)	326,797	1,683,064	—	1,928,401

Diluted weighted average common units	147,832,085	102,802,271	132,037,394	103,241,212

Basic income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations	$0.03	$0.21	$(0.99)	$1.28
Discontinued operations	0.40	0.03	0.66	0.10

Net income (loss) available to common unitholders(2)	$0.43	$0.24	$(0.33)	$1.38

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Diluted (loss) income per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations	$0.03	$0.21	$(0.99)	$1.26
Discontinued operations	0.40	0.03	0.66	0.09

Net income (loss) available to common unitholders(2)	$0.43	$0.24	$(0.33)	$1.35

(1)	Excludes anti-dilutive stock options of 5,933,592 and 7,584,045 for the three and nine months ended September 30, 2009, respectively. Excludes anti-dilutive stock options of 2,021,612 and 1,735,402 for the three and nine months ended September 30, 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 920,413 unvested restricted shares outstanding for both the three and nine months ended September 30, 2009, and 905,220 unvested restricted shares outstanding for both the three and nine months ended September 30, 2008.

14.	Segment Information

The Company has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance:

•	Real Estate Operations. The Company operates industrial properties and manages its business by geographic markets. Such industrial properties are typically comprised of multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Company owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Company has an ownership interest and for which the Company acts as manager, or that are sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promote interests and incentive distributions from the Company’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and co-investment ventures, the Company typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management priority distributions of 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2, Notes to the Consolidated Financial Statements in the Annual Reports on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2008.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2009	2008	2009	2008	2009	2008

U.S. Markets
Southern California	$15,786	$14,811	$11,224	$10,813	$47,690	$20,456
No. New Jersey / New York	20,786	25,379	16,072	20,008	—	—
San Francisco Bay Area	20,424	20,477	14,302	14,879	—	—
Chicago	9,537	10,522	6,314	7,035	—	—
On-Tarmac	13,773	13,086	6,857	7,557	5,312	—
South Florida	10,495	10,019	6,911	6,419	—	—
Seattle	4,245	6,157	3,217	4,815	—	—
Non — U.S. Markets
Europe	5,034	2,431	3,545	1,782	—	—
Japan	6,368	6,648	3,936	4,763	—	4,016
Other Markets	43,086	41,670	29,912	28,466	1,220	3,554

Total markets	149,534	151,200	102,290	106,537	54,222	28,026
Straight-line rents and amortization of lease intangibles	1,969	3,010	1,969	3,010	—	—
Discontinued operations	(1,854)	(5,235)	(1,231)	(3,761)	(53,002)	—
Private capital income	7,886	9,502	—	—	—	—

Total	$157,535	$158,477	$103,028	$105,786	$1,220	$28,026

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Gains
	For the Nine Months		For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2009	2008	2009	2008	2009	2008

U.S. Markets
Southern California	$47,162	$50,692	$31,583	$35,743	$48,528	$21,563
No. New Jersey / New York	68,412	80,249	53,902	63,258	—	—
San Francisco Bay Area	63,900	63,636	45,497	46,647	—	—
Chicago	30,866	39,466	19,930	25,640	—	2,964
On-Tarmac	40,260	39,438	21,120	22,220	5,312	—
South Florida	30,792	26,200	20,295	20,135	—	7,038
Seattle	15,838	26,050	12,576	20,802	3,044	7,236
Non — U.S. Markets
Europe	11,546	3,910	7,038	2,746	—	9,003
Japan	17,266	19,723	10,380	14,792	28,588	17,332
Other Markets	125,267	131,414	85,998	89,421	2,036	11,112

Total markets	451,309	480,778	308,319	341,404	87,508	76,248
Straight-line rents and amortization of lease intangibles	6,903	9,050	6,903	9,050	—	—
Discontinued operations	(14,360)	(15,388)	(10,808)	(11,246)	(53,002)	—
Private capital income	27,376	60,838	—	—	—	—

Total	$471,228	$535,278	$304,414	$339,208	$34,506	$76,248

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense. The Company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the Company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The Company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the Company’s real estate operations and should be excluded from its calculation of NOI.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation from NOI to reported net (loss) income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Property NOI	$103,028	$105,786	$304,414	$339,208
Private capital revenues	7,886	9,502	27,376	60,838
Depreciation and amortization	(47,166)	(45,799)	(128,133)	(126,001)
General and administrative	(27,156)	(34,413)	(83,836)	(103,323)
Restructuring charges	—	—	(3,824)	—
Fund costs	(240)	(312)	(824)	(919)
Real estate impairment losses	—	—	(174,410)	—
Other expenses	(3,049)	1,088	(8,070)	1,926
Development profits, net of taxes	1,220	28,026	34,506	76,248
Gains from sale or contribution of real estate interests, net of taxes	—	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	3,257	5,372	7,507	14,359
Other income	4,941	(4,238)	6,498	(63)
Interest expense, including amortization	(28,855)	(33,303)	(90,843)	(100,835)
Total discontinued operations	62,598	3,028	91,781	11,097

Net (loss) income	$76,464	$34,737	$(17,858)	$192,502

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	September 30,	December 31,
	2009	2008

U.S. Markets
Southern California	$636,721	$776,819
No. New Jersey / New York	544,155	524,883
San Francisco Bay Area	734,183	783,345
Chicago	302,792	319,043
On-Tarmac	163,362	185,877
South Florida	411,743	411,408
Seattle	144,195	195,822
Non — U.S. Markets
Europe	582,047	484,866
Japan	685,960	860,982
Other Markets	1,984,365	2,050,431

Total markets	6,189,523	6,593,476
Investments in unconsolidated joint ventures	459,612	431,322
Non-segment assets	224,131	276,850

Total assets	$6,873,266	$7,301,648

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the three and nine months ended September 30, 2009 is as follows (dollars in thousands):

	Real Estate Impairment Losses		Restructuring Charges
	For the Three Months	For the Nine Months	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009	Ended September 30, 2009	Ended September 30, 2009

U.S. Markets
Southern California	$—	$16,809	$—	$71
No. New Jersey / New York	—	9,056	—	—
San Francisco Bay Area	—	4,275	—	1,637
Chicago	—	1,330	—	36
On-Tarmac	—	—	—	—
South Florida	—	5,531	—	—
Seattle	—	—	—	—
Non — U.S. Markets			—	—
Europe	—	30,393	—	378
Japan	—	13,469	—	310
Other Markets	—	100,990	—	1,392

Total markets	$—	$181,853	$—	$3,824

15.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 54 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of September 30, 2009, the Company had provided approximately $16.7 million in letters of credit, of which $11.2 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 6, 7 and 10 as of September 30, 2009, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $449.8 million as described below.

As of September 30, 2009, the Company had outstanding bank guarantees in the amount of $29.1 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of September 30, 2009, the Company also guaranteed $51.3 million and $108.8 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of September 30, 2009.

Performance and Surety Bonds.  As of September 30, 2009, the Company had outstanding performance and surety bonds in an aggregate amount of $9.5 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at September 30, 2009 were two interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At September 30, 2009, the Company had four currency forward contracts hedging intercompany loans.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the twelve months from September 30, 2009, the Company estimates that an additional $3.1 million will be reclassified as an increase to interest expense.

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swaps	2	$230,000
Interest rate caps	1	$26,500

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting policy for derivative instruments and hedging activities. At September 30, 2009, the Company had four foreign currency forward contracts hedging intercompany loans and one interest rate cap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of September 30, 2009, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Foreign exchange forward contracts	4	$674,872
Interest rate caps	1	$7,319

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009 (in thousands):

	Fair Value of Derivative Instruments at September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location		Fair Value

Derivatives designated as hedging instruments
Interest rate swaps		$—	Other assets (contra asset	)	$3,043
Interest rate caps	Other assets	171			—

Total		$171			$3,043

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$207	Other assets (contra asset	)	$350
Interest rate caps	Other assets	2			—

Total		$209			$350

Total derivative instruments		$380			$3,393

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009 (in thousands):

	Gain (Loss) Recognized	Location of Gain	Gain (Loss)
	in Accumulated Other	(Loss) Reclassified	Reclassified
Derivative Instruments in	Comprehensive (Loss)	from Accumulated OCI	from Accumulated
Cash Flow Hedging	Income (OCI)	into Income	OCI into Income
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)

For the three months ended September 30, 2009:
Interest rate swaps	$787	Interest expense	$(1,231)
Interest rate caps	$114	Interest expense	$—
For the nine months ended September 30, 2009:
Interest rate swaps	$2,560	Interest expense	$(5,797)
Interest rate caps	$114	Interest expense	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Location of Gain (Loss)
Derivative Instruments Not	Recognized in Statement		Amount of Gain (Loss)
Designated as Hedging Instruments	of Operations		Recognized

For the three months ended September 30, 2009:
Foreign exchange forward contracts	Other (expenses	) income	$(33,260)
Interest rate caps	Other (expenses	) income	(1)

Total			$(33,261)

For the nine months ended September 30, 2009:
Foreign exchange forward contracts	Other (expenses	) income	$(71,584)
Interest rate caps	Other (expenses	) income	2

Total			$(71,582)

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

17.	Subsequent Events

Subsequent to quarter end, the Company replaced the $325.0 million unsecured term loan facility set to mature in September 2010 with a $345.0 million unsecured term loan facility with a maturity date of October 2012.

In preparing the consolidated financial statements, the Company evaluated subsequent events occurring through October 30, 2009, the date these financial statements were issued, in accordance with the Company’s policy related to disclosures of subsequent events.

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

The company uses the terms “industrial properties” or “industrial buildings” to describe the various types of industrial properties in its portfolio and uses these terms interchangeably with the following: logistics facilities, centers or warehouses, High Throughput Distribution® (HTD®) facilities; or any combination of these terms. The company uses the term “owned and managed” to describe assets in which it has at least a 10% ownership interest, for which it is the property or asset manager and which it currently intends to hold for the long term. The company uses the term “joint venture” to describe all joint ventures, including co-investment ventures with real estate developers, other real estate operators, or institutional investors where the company may or may not have control, act as the manager and/or developer, earn asset management distributions or fees, or earn incentive distributions or promote interests. In certain cases, the company might provide development, leasing, property management and/or accounting services, for which it may receive compensation. The company uses the term “co-investment venture” to describe joint ventures with institutional investors, managed by the company, from which the company typically receives acquisition fees for acquisitions, portfolio and asset management distributions or fees, as well as incentive distributions or promote interests.

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

THE COMPANY

The company owns, operates, acquires and develops industrial properties in key distribution markets tied to global trade in the Americas, Europe and Asia.

As of September 30, 2009, the company owned, or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 156.1 million square feet (14.5 million square meters) in 47 markets within 14 countries.

Of the approximately 156.1 million square feet as of September 30, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the company owned or partially owned approximately 131.8 million square feet (principally, warehouse distribution buildings) that were 91.0% leased; the company had investments in 22 development projects, which are expected to total approximately 6.8 million square feet upon completion; and the company owned 35 projects, totaling approximately 10.0 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the company had investments in 46 industrial operating properties, totaling approximately 7.4 million square feet; and

•	the company held approximately 0.1 million square feet through a ground lease, which is the location of its global headquarters.

The company’s business is operated primarily through the operating partnership. As of September 30, 2009, the parent company owned an approximate 97.7% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

The company’s global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; the company’s telephone number is (415) 394-9000. The company’s other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of September 30, 2009, the company employed 529 individuals.

Investment Strategy

The company’s investment strategy focuses on providing distribution space to customers whose businesses are tied to global trade and who value the efficient movement of goods through the global supply chain. The company’s properties are primarily located in the world’s busiest distribution markets: large, supply-constrained infill locations with dense populations and proximity to seaports, airports and major highway systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of the company’s portfolio of industrial properties is located in its target markets and much of this is in infill submarkets within its target markets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development.

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades, with approximately 80% of the historical variation in net absorption of industrial space explained by variations in U.S. imports and exports. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. The company believes that trade and GDP are closely correlated as higher levels of investment, production and consumption within a globalized country are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will increase. International Monetary Fund forecasts indicate that global trade will fall by 11-12% in 2009, which is substantially steeper than the 1% forecasted decline in global GDP, and, if realized, would represent the steepest drop in modern history. Current consensus estimates for the U.S. and global GDP growth are in excess of 3% for 2010, a level that implies recovery in GDP growth and a significant rebound in trade and industrial real estate demand.

In many of its target markets, the company focuses on HTD® facilities, which are buildings designed to facilitate the rapid distribution of its customers’ products rather than the long term storage of goods. The company’s investment focus on HTD® assets is based on what it believes to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical characteristics that allow for the rapid transport of goods from point-to-point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. The company believes that these building characteristics help its customers to reduce their costs and become more efficient in their delivery systems. The company’s customers include logistics, freight forwarding and air-express companies with time-sensitive needs, that value facilities that are proximate to transportation infrastructure, such as major seaports and airports.

Primary Sources of Revenue and Earnings

The primary source of the company’s core earnings is revenues received from its real estate operations and private capital business. The principal contributor of its core earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs and asset management fees and distributions from its private capital business. The company may also generate core earnings from its private capital business, which include priority distributions, acquisition and development fees, promote interests and incentive distributions from its co-investment ventures. The company may generate additional earnings from the disposition of assets in its development-for-sale and value-added conversion programs as well as from land sales.

Long-Term Growth Strategies

The company believes that its long-term growth will be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	raise third-party equity in its co-investment ventures and grow its earnings from its private capital business from the acquisition of new properties or through the possible contribution of properties;

•	acquire assets that are valued in excess of the company’s cost of capital; and

•	develop properties profitably and either to hold or to sell these development properties to third parties.

Growth through Operations

The company seeks to generate long-term internal growth through rent increases on existing space and renewals on rollover space, striving to maintain a high occupancy rate at its properties and to control expenses by capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. The company actively manages its portfolio by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. With respect to its leasing strategies, the company takes a long term view to ensure that it maximizes the value of its real estate. As the company continues to work through a challenging operating environment and to provide flexibility to its customers, the company continues to evaluate and adjust its leasing activity for market terms and leasing rates, which may include leasing terms of less than four years in duration. The company believes that its long-standing focus on customer relationships and ability to provide global solutions in 14 countries for a well-diversified customer base in the logistics, shipping, and air cargo industries will enable it to capitalize on opportunities as they arise.

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

Growth through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 26 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with institutional investors. Approximately 60% of the company’s owned and managed operating portfolio is owned through its eight co-investment ventures. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company will own a 10-50% interest in its co-investment ventures.

The company believes that its co-investment program with private-capital investors will continue to serve as a source of revenues and capital for new investments. Through these co-investment ventures, the company typically earns acquisition fees, asset management fees and priority distributions, as well as promoted interests and incentive distributions based on the performance of the co-investment ventures; however, the company cannot provide assurance that it will continue to do so. In anticipation of the formation of future co-investment ventures, the company may also hold acquired and newly developed properties for contribution to such future co-investment ventures. The company may make additional investments through its existing co-investment ventures or new co-investment ventures in the future and presently plans to do so. The company is in various stages of discussions with prospective investors to attract new capital to take advantage of potential future opportunities and these capital raising activities may include the formation of new joint ventures. Such transactions, if the company completes them, may be material individually or in aggregate.

Growth through Acquisitions and Capital Redeployment

The company’s acquisition experience and its network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to its internal resources, the company has long-term relationships with leasing and investment sales brokers, as well as third-party local property management firms, which may give it access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. The company is actively monitoring its target markets and may seek opportunities to selectively acquire high-quality real estate. The company strives to enhance the quality of its portfolio through acquisitions that are accretive to the company’s earnings and its net asset value. In addition, the company seeks to redeploy capital from the sale of non-strategic assets into properties that better fit its current investment focus.

The company is generally engaged in various stages of negotiations for a number of acquisitions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios or property owning or real estate-related entities.

Growth through Development

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. Despite the cyclical downturn in the U.S. and global economy, the company believes that, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia and Europe. The company believes that the development, redevelopment and expansion of well-located, high-quality industrial properties provide attractive investment opportunities at higher rates of return, although with greater risk, than may be obtained from the purchase of existing properties. Through the deployment of its in-house development and redevelopment expertise, the company seeks to create value both through new construction and the acquisition and management of redevelopment opportunities. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment may require significant capital investment, to maximize their returns. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital. Completed development and redevelopment properties are generally held in its owned and managed portfolio or sold to third parties.

The company believes that its long-standing focus on infill locations creates a unique opportunity to enhance value through the conversion of select industrial properties to higher and better uses. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from an industrial facility to a higher and better use, including use as office, residential, retail, research & development or manufacturing properties. Activities required to prepare the property for conversion to a higher and better use may include rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and, as such, little to no residual value is ascribed to the industrial building. Generally, the company expects to sell to third parties these value-added conversion projects at some point in the re-entitlement and conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use.

The company believes that its global market presence and expertise will enable it to generate and capitalize on a diverse range of development opportunities over the long term. At this time, the company will limit this activity to commencing build-to-suit projects for specific customers until the financial and real estate markets stabilize.

The company believes its development team has experience in real estate development, both with the company and with local, national or international development firms. Although the company has reduced its development staff in correlation to reduced levels of development activity, the company has retained certain key investment and development personnel in its most productive platforms around the globe to preserve its long-term growth potential. This core development team possesses multidisciplinary backgrounds that allows for the completion of the build-out of the company’s development pipeline, as well as the temporary deployment of some of the team members in leasing, operations and customer service, as it completes the build-out and lease-up of its current development pipeline.

Management’s Overview

Current Global Market and Economic Conditions

The financial and real estate markets have been undergoing pervasive and fundamental disruptions, including significantly tighter credit and declining economic conditions, which began to impact the company in the fourth quarter of 2008. To maintain its competitive advantage during these difficult times, the company focused on three important near-term priorities. These priorities include:

•	strengthening the balance sheet and liquidity position;

•	realigning its cost structure; and

•	positioning itself for future opportunities.

Management believes that it has addressed its near-term priorities, which enabled the company to navigate through a challenging environment. Management also believes that it is now positioned to pursue growth opportunities. As such, the company established three key growth initiatives, which include realizing the potential from its low-yielding assets; acquiring assets that are accretive to the company’s value; and forming new private capital ventures. The first growth initiative includes stabilizing its owned and managed operating portfolio at its historical occupancy average of 95%; completing the build-out and leasing of its development platform; and realizing value from its land bank through new ventures, sales and future build-to-suit projects. The second growth initiative includes acquiring industrial real estate at a value above the company’s cost of capital. The company’s third growth initiative includes forming new private capital ventures and funds.

The Company’s Liquidity and Balance Sheet

During the first nine months of 2009, the company increased the availability under its lines of credit by approximately $431 million while reducing its share of outstanding debt by approximately $750 million. As of September 30, 2009, the company had $1.1 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 31%, and had cash, cash equivalents and restricted cash of $200.7 million.

During the first nine months of 2009, the company disposed of approximately $670 million of properties with a weighted average stabilized capitalization rate of 6.7%. During the third quarter, the company completed sales and contributions totaling $209 million, with a weighted average stabilized capitalization rate of 6.2%. Additionally, on an owned and managed basis, as of September 30, 2009, the company has properties available for sale or contribution with an estimated total investment upon completion of approximately $1.3 billion, before the impact of real estate impairment losses.

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

The company believes its current debt maturity schedule is well-laddered. The company has completed approximately $1.1 billion of debt repayments, repurchases and extensions, year-to-date, of which $122 million occurred in the third quarter of 2009. The company reduced its share of debt and funding to complete the development pipeline by approximately $952 million and its share of total debt-to-AMB’s share of total assets to 43% from 51%. Also during 2009, the operating partnership completed the purchase of $183 million of its outstanding unsecured senior debt securities at a weighted average yield-to-maturity of 6.3%. The company used proceeds from asset sales completed during the first quarter of 2009 to fund the purchase of the debt securities. The company may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions and other factors. As of September 30, 2009, the company’s total consolidated debt maturities for 2009 after extension options (subject to certain conditions) were $155.1 million, excluding principal amortization. The company had no unconsolidated debt maturities for 2009 after extension options (subject to certain conditions) as of September 30, 2009, excluding principal amortization.

The Company’s Cost Structure

To address the challenges of the current business environment, the company implemented a broad-based cost reduction plan that began in the fourth quarter of 2008. As part of this plan, the company reduced its total global headcount by approximately 33% as of September 30, 2009. In executing these cost-saving efforts, the company believes that it has preserved its ability to serve its global customers and manage its operating portfolio. While the company has removed excess capacity in its deployment teams, it believes that it has retained its key talent and left its global platforms intact.

Real Estate Operations

While the current consensus view indicates that global GDP grew by 3% in the third quarter and leasing activity has improved in selected markets, real estate fundamentals across the globe remained challenging. The company believes the strongest industrial markets continue to be the primary infill markets tied to global trade. Within the U.S., the company believes that its coastal markets will continue to outperform other U.S. industrial markets, as evidenced by more moderate increases in vacancy rates in the primary markets relative to its other markets in the U.S. Rents further deteriorated; however, the company believes that rental rates have begun to bottom.

According to data provided by Torto Wheaton Research as of October 8, 2009, availability in the United States reached a historical high of 13.5% for the quarter ended September 30, 2009, up 50 basis points from the prior quarter and 280 basis points from the third quarter of 2008. Also, according to Torto Wheaton Research, construction completions were 16.6 million square feet. While the company expects the delivery pipeline to continue declining, the company expects net absorption to be negative in 2009 before turning positive in 2010. Outside the United States, while activity has moderated, the company believes that it will continue to experience demand for its distribution facilities due to the reconfiguration of supply chains and customer requirements for upgraded distribution space to modern facilities.

For the first nine months of 2009, the company generated $304 million of net operating income, on a consolidated basis, from its real estate operations. The company’s owned and managed portfolio occupancy during the three months ended September 30, 2009 was 91.0%, up from 90.5% during the three months ended June 30, 2009 and down from 95.4% during the three months ended September 30, 2008, while average occupancy during the three months ended September 30,

2009 was 90.4%, down from 91.1% during the three months ended June 30, 2009 and 95.3% during the three months ended September 30, 2008. During the three months ended September 30, 2009, rent on renewed and re-leased space in the company’s operating portfolio declined by 10.3% on an owned and managed basis, excluding expense reimbursements, rental abatements, percentage rents and straight-line rents. Rental rates on lease renewals and rollovers in the company’s portfolio declined by 3.9% for the trailing four quarters ended September 30, 2009. During the quarter, cash-basis same store net operating income, with and without the effect of lease termination fees, declined by 6.1% and 7.0%, respectively, on an owned and managed basis. Excluding the impact of foreign currency exchange rate movements against the U.S. dollar, cash-basis same store net operating income without the effect of lease termination fees decreased 7.6% during the three months ended September 30, 2009. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

As of September 30, 2009, the company believes that account receivables delinquency levels were consistent with its historical level, during recessionary periods, and it believes that it continues to maintain adequate bad debt reserves. Although the number of bankruptcies of its customers increased during the first nine months of 2009, the company believes the impact of such bankruptcies on its business was not significant for the three and nine months ended September 30, 2009.

Private Capital Business

For the nine months ended September 30, 2009, the company generated private capital revenues of $27.4 million, of which $7.9 occurred in the third quarter. During the third quarter, the company transferred two assets to AMB Institutional Alliance Fund III, L.P. in exchange for additional units equal to the fair value of the assets, for an aggregate price of $33 million, increasing its ownership interest in the fund to 22.7% from 19.3%.

Equityholders in two of the company’s co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Institutional Alliance Fund III, L.P. is currently exercisable, and as of September 30, 2009, this co-investment venture had $82.0 million of outstanding redemption requests based on the co-investment venture’s net asset value at September 30, 2009. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011. While they have no obligation to fund redemption requests, these co-investment ventures currently plan to meet redemption requests as cash becomes available through property sales, financings and new capital contributions. There can be no assurance, however, that any such cash will become available or that, if such cash does become available, these co-investment ventures will use any or all of it to fund such requests.

Development Business

Given the current uncertainty in the global economy, the company curtailed development activity and, as a result, development starts for the first nine months of 2009 decreased 87% from 2008 with 88% of its 2009 development starts outside the United States. During the nine months ended September 30, 2009, the company commenced development on four previously committed development projects for a total estimated investment cost of $60.6 million. For the remainder of 2009, the company does not anticipate undertaking any new development projects without significant pre-leasing commitments from creditworthy tenants. In addition to its committed development pipeline, as of September 30, 2009, the company held a total of 2,515 acres of land for future development or sale on an owned and managed basis, approximately 85% of which was located in the Americas. The company currently estimates that these 2,515 acres of land could support approximately 45.7 million square feet of future development.

Impairment Charges

During the second and third quarters of 2009, the company did not recognize any impairment charges. However, the company recognized real estate impairment charges on certain of its assets of $181.9 million in the first quarter of 2009 and of $193.9 million in the fourth quarter of 2008.

The principal trigger which led to the impairment charges was the severe economic deterioration in some markets resulting in a decrease in leasing and rental rates, rising vacancies and an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value, which may include impairments relating to the company’s unconsolidated real estate as well as impairments relating to the company’s investments in its unconsolidated co-investment ventures. See Part 1, Item 1: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the three and nine months ended September 30, 2009.

Market Price of the Parent Company’s Shares

The global financial market and economic crisis have adversely impacted the market price per share of the parent company’s common stock. The parent company’s market equity was $3.44 billion as of September 30, 2009, compared to $4.62 billion as of September 30, 2008. The parent company defines market equity as the total number of outstanding shares of the parent company’s common stock and the operating partnership’s common limited partnership units, including class B common limited partnership units issued by AMB Property II, L.P., multiplied by the closing price per share of the parent company’s common stock at the relevant period end.

Summary of Key Transactions

During the nine months ended September 30, 2009, the company completed the following significant capital deployment and other transactions:

•	Contributed one completed development project aggregating approximately 1.0 million square feet to AMB Japan Fund I, L.P., an unconsolidated co-investment venture;

•	Sold ten development projects aggregating approximately 1.7 million square feet, including 0.1 million square feet that was held in an unconsolidated co-investment venture, and two land parcels totaling 26 acres for an aggregate sales price of $277.9 million;

•	Sold 20 operating properties aggregating approximately 2.5 million square feet, including 0.5 million square feet that was held in an unconsolidated co-investment venture, for an aggregate sales price of $174.9 million; and

•	Transferred two development assets to AMB Institutional Alliance Fund III, L.P. in exchange for additional partnership units equal to the fair value of the assets for an aggregate price of $32.5 million and aggregating approximately 0.4 million square feet.

See Part I, Item 1: Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s acquisition, development and disposition activity.

During the nine months ended September 30, 2009, the company completed the following significant capital markets and other financing transactions:

•	The parent company completed a common equity offering of 47.4 million shares, generating net proceeds of $552.3 million, and contributed cash from the proceeds of the offering to the operating partnership in exchange for the issuance of 47.4 million partnership units;

•	Retired the AMB Japan Fund I, L.P. subscription facility which matured in January 2009 and had an outstanding balance of $132.2 million as of December 31, 2008;

•	Extended a Yen-denominated secured construction loan of ¥10.6 billion in the first quarter of 2009 ($107.1 million using the exchange rate at March 31, 2009) through March 2010;

•	Extended two secured mortgage loans in the first quarter of 2009 totaling $67.3 million (at the date of extension) in one of the company’s unconsolidated joint ventures for terms of two and four years;

•	Paid off a $100 million medium-term note which matured in March 2009 and had an interest rate of 3.5%;

•	Completed a cash tender offer for $28.5 million and $146.5 million in aggregate principal amount of the operating partnership’s 8% medium-term notes due 2010 and 5.45% medium-term notes due 2010, respectively;

•	Repaid $68.8 million of debt in one of our unconsolidated joint ventures; and

•	Refinanced $52.1 million of consolidated secured debt which was scheduled to mature in 2009.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2007 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months). As of September 30, 2009, the same store industrial pool consisted of properties aggregating approximately 114.6 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three and nine months ended September 30, 2009 and 2008 was as follows:

			For the Nine
	For the Three Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Acquired:
Number of properties	—	3	—	9
Square feet (in thousands)	—	941	—	2,630
Acquisition cost (in thousands)	$—	$68,989	$—	$204,533
Development Properties Sold or Contributed:
Number of development projects	3	4	8	14
Number of land parcels	1	1	2	1
Square feet (in thousands)	596	2,143	3,103	5,214

For the Three Months Ended September 30, 2009 and 2008 (dollars in millions):

	For the Three Months Ended
	September 30,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$117.6	$121.9	$(4.3)	(3.5)%
2008 acquisitions	3.6	4.4	(0.8)	(18.2)%
Development	14.4	5.9	8.5	144.1%
Other industrial	14.0	16.8	(2.8)	(16.7)%

Total rental revenues	149.6	149.0	0.6	0.4%
Private capital revenues	7.9	9.5	(1.6)	(16.8)%

Total revenues	$157.5	$158.5	$(1.0)	(0.6)%

Same store rental revenues and revenues from prior year acquisitions decreased $4.3 million and $0.8 million, respectively, from the prior year for the three-month period due primarily to decreased occupancy during 2009. The increase in rental revenues from development of $8.5 million is primarily due to increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The decrease in these revenues of $2.8 million was primarily due to dispositions of industrial operating properties made during the first nine months of 2009. The decrease in private capital revenues of $1.6 million was primarily due to no recognition of incentive fees or acquisition fees in the third quarter of 2009.

	For the Three Months Ended
	September 30,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$26.4	$24.9	$1.5	6.0%
Real estate taxes	20.2	18.3	1.9	10.4%

Total property operating costs	$46.6	$43.2	$3.4	7.9%

Property operating costs
Same store	$35.9	$34.5	$1.4	4.1%
2008 acquisitions	0.8	1.5	(0.7)	(46.7)%
Development	5.5	2.4	3.1	129.2%
Other industrial	4.4	4.8	(0.4)	(8.3)%

Total property operating costs	46.6	43.2	3.4	7.9%
Depreciation and amortization	47.2	45.8	1.4	3.1%
General and administrative	27.2	34.4	(7.2)	(20.9)%
Fund costs	0.2	0.3	(0.1)	(33.3)%
Other expenses	3.0	(1.1)	4.1	372.7%

Total costs and expenses	$124.2	$122.6	$1.6	1.3%

Same store properties’ operating expenses increased $1.4 million from the prior year for the three-month period due to increased ground rent expenses and real estate taxes, partially offset by decreases in administrative and repair and maintenance expenses. The increase in development operating costs of $3.1 million was primarily due to an increase in the number of projects in the company’s development pipeline and increased operating expenses due to higher occupancy in certain development projects. The increase in depreciation and amortization costs of $1.4 million is primarily due to additional depreciation expense recorded upon reclassification of assets from properties held for contribution to investments in real estate in the third quarter of 2009 and asset stabilizations, partially offset by the full depreciation expense taken on an asset demolition in the third quarter of 2008. The decrease in general and administrative expenses of $7.2 million is primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. Other expenses increased $4.1 million primarily as a result of an increase in the company’s non-qualified deferred compensation plan expenses of $4.4 million.

	For the Three Months Ended
	September 30,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$1.2	$28.0	$(26.8)	(95.7)%
Equity in earnings of unconsolidated joint ventures, net	3.3	5.4	(2.1)	(38.9)%
Other income (expenses)	5.0	(4.2)	9.2	219.0%
Interest expense, including amortization	(28.9)	(33.3)	(4.4)	(13.2)%

Total other income and (expenses), net	$(19.4)	$(4.1)	$(15.3)	(373.2)%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “Development Sales and Contributions” in “Capital Resources of the Operating Partnership” for a discussion of the development asset sales and contributions and the associated development profits during the three months ended September 30, 2009 and 2008. The decrease in equity in earnings of unconsolidated joint ventures of $2.1 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to lower occupancy in 2009 as well as higher bad debt expenses. Other income increased $9.2 million from the prior year for the three-month period primarily due to a $4.4 million increase in gains related to the company’s non-qualified deferred compensation plan and a net increase in foreign currency exchange rate gains of $4.4 million over the prior year.

During the three months ended September 30, 2009, the company recognized a gain on currency remeasurement of approximately $1.6 million, compared to a loss of approximately $2.8 million in the same period of 2008. Interest expense decreased $4.4 million primarily due to decreased borrowings as well as a decrease in interest rates.

	For the Three Months Ended
	September 30,
Discontinued Operations	2009	2008	$ Change	% Change

Income attributable to discontinued operations	$1.2	$3.0	$(1.8)	(60.0)%
Development profits, net of taxes	53.0	—	53.0	100.0%
Gains from sale of real estate interests, net of taxes	8.4	—	8.4	100.0%

Total discontinued operations	$62.6	$3.0	$59.6	1,986.7%

The decrease in income attributable to discontinued operations of $1.8 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to a decrease in properties held for sale in the third quarter of 2009 as well as decreased occupancy in 2009. During the three months ended September 30, 2009, the company sold one value-added conversion development property aggregating approximately 0.2 million square feet and one land parcel for a sale price of $143.9 million, with a resulting net gain of $53.0 million. During the three months ended September 30, 2009, the company sold three industrial operating properties aggregating approximately 0.3 million square feet for a sale price of $25.3 million, with a resulting gain of $8.4 million. During the three months ended September 30, 2008, the company did not divest itself of any industrial operating properties.

	For the Three Months Ended
	September 30,
Preferred Stock/Units	2009	2008	$ Change	% Change

Preferred stock dividends/unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred stock/units	$(4.0)	$(4.0)	$—	—%

For the Nine Months Ended September 30, 2009 and 2008 (dollars in millions):

	For the Nine
	Months Ended
	September 30,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$359.2	$403.0	$(43.8)	(10.9)%
2008 acquisitions	11.0	7.1	3.9	54.9%
Development	38.1	16.0	22.1	138.1%
Other industrial	35.5	48.3	(12.8)	(26.5)%

Total rental revenues	443.8	474.4	(30.6)	(6.5)%
Private capital revenues	27.4	60.8	(33.4)	(54.9)%

Total revenues	$471.2	$535.2	$(64.0)	(12.0)%

Same store rental revenues decreased $43.8 million from the prior year for the nine-month period due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the nine months ended September 30, 2009 would have been $396.7 million if the interests in AMB Partners II, L.P. had been contributed as of July 1, 2009, rather than July 1, 2008. The decrease of $6.3 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to decreased occupancy during the first nine months of 2009. The increase in revenues from prior year acquisitions is due to receiving revenues in the first nine months of 2009 for properties acquired throughout all of 2008. The increase in rental revenues from development of $22.1 million is primarily due to increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The decrease in these revenues of $12.8 million primarily reflects a decline in occupancy in 2009. The decrease in private capital revenues of $33.4 million was primarily due to no incentive and acquisition fees in the first nine months of 2009, partially offset by an increase in asset management fees and distributions. In the first nine months of 2008, the company recognized an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P.

	For the Nine
	Months Ended
	September 30,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$79.9	$74.6	$5.3	7.1%
Real estate taxes	59.6	60.6	(1.0)	(1.7)%

Total property operating costs	$139.5	$135.2	$4.3	3.2%

Property operating costs
Same store	$108.9	$114.0	$(5.1)	(4.5)%
2008 acquisitions	3.0	2.0	1.0	50.0%
Development	15.7	5.3	10.4	196.2%
Other industrial	11.9	13.9	(2.0)	(14.4)%

Total property operating costs	139.5	135.2	4.3	3.2%
Depreciation and amortization	128.1	126.0	2.1	1.7%
General and administrative	83.8	103.3	(19.5)	(18.9)%
Restructuring charges	3.8	—	3.8	100.0%
Fund costs	0.8	0.9	(0.1)	(11.1)%
Real estate impairment losses	174.4	—	174.4	100.0%
Other expenses	8.1	(1.9)	10.0	526.3%

Total costs and expenses	$538.5	$363.5	$175.0	48.1%

Same store properties’ operating expenses decreased $5.1 million from the prior year for the nine-month period due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the nine months ended September 30, 2009 would have been $119.5 million if the interests in AMB Partners II, L.P. had been contributed as of July 1, 2009, rather than July 1, 2008. The increase of $5.5 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to an increase in common area maintenance expenses and ground rent expense. The increase in expenses of $1.0 million related to properties acquired in 2008 is due to recognizing expenses in the first nine months of 2009 for properties acquired throughout all of 2008. The increase in development operating costs of $10.4 million was primarily due to an increase in real estate taxes as well as increased utilities, repairs and maintenance expenses and ground rent expenses due to higher occupancy in certain development projects. The decrease in other industrial operating costs of $2.0 million was primarily due to the disposition of industrial operating properties in the first nine months of 2009. The increase in depreciation and amortization expenses of $2.1 million is primarily due to additional depreciation expense recorded upon reclassification of assets from properties held for contribution to investments in real estate in 2009 and asset stabilizations, partially offset by the full depreciation expense taken on an asset demolition in the third quarter of 2008. The decrease in general and administrative expenses of $19.5 million is primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. During the nine months ended September 30, 2009, the company recorded $3.8 million in restructuring charges due to the further implementation of the cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. The increase in real estate impairment losses was primarily a result of changes in the economic environment. See Item 1: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the first nine months of 2009. Other expenses increased $10.0 million as a result of an increase in the company’s non-qualified deferred compensation plan expenses of $10.2 million.

	For the Nine
	Months Ended
	September 30,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$34.5	$76.2	$(41.7)	(54.7)%
Gains from sale or contribution of real estate interests, net	—	20.0	(20.0)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	7.5	14.4	(6.9)	(47.9)%
Other income (expenses)	6.5	(0.1)	6.6	6,600.0%
Interest expense, including amortization	(90.8)	(100.8)	(10.0)	(9.9)%

Total other income and (expenses), net	$(42.3)	$9.7	$(52.0)	(536.1)%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “Development Sales and Contributions” in “Capital Resources of the Operating Partnership” for a discussion of the development asset sales and contributions and the associated development profits during the nine months ended September 30, 2009 and 2008. During the nine months ended September 30, 2009, the company did not contribute any operating properties to unconsolidated co-investment ventures. During the nine months ended September 30, 2008, the company contributed an operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, the company recognized a gain of $20.0 million on the contribution, representing the portion of the company’s interest in the contributed property acquired by the third-party investors for cash.

The decrease in equity in earnings of unconsolidated joint ventures of $6.9 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to lower occupancy in 2009 and impairment losses recognized on the company’s unconsolidated assets under management, partially offset by the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Other income increased $6.6 million from the prior year for the nine-month period primarily due to a $10.2 million increase in gains related to the company’s non-qualified deferred compensation plan and a decrease in foreign currency exchange rate losses, partially offset by a decrease in bank interest income of $3.5 million due to lower cash balances and interest rates. During the nine months ended September 30, 2009, the company recognized a loss on currency remeasurement of approximately $4.7 million, compared to a loss of approximately $6.4 million in the same period of 2008. Interest expense decreased $10.0 million primarily due to decreased borrowings as well as a decrease in interest rates.

	For the Nine Months Ended
	September 30,
Discontinued Operations	2009	2008	$ Change	% Change

Income attributable to discontinued operations	$1.7	$8.2	$(6.5)	(79.3)%
Development profits, net of taxes	53.0	—	53.0	100.0%
Gains from sale of real estate interests, net of taxes	37.1	2.9	34.2	1,179.3%

Total discontinued operations	$91.8	$11.1	$80.7	727.0%

The decrease in income attributable to discontinued operations of $6.5 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to an increase in sales in the first nine months of 2009 offset by a real estate impairment loss on assets sold and held for sale of $7.4 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the company sold one value-added conversion development property aggregating approximately 0.2 million square feet and one land parcel for a sale price of $143.9 million, with a resulting net gain of $53.0 million. During the nine months ended September 30, 2009, the company sold 15 industrial operating properties aggregating approximately 2.0 million square feet for a sale price of $131.7 million, with a resulting net gain of $30.1 million (net of the noncontrolling interests’ share of $5.7 million). Additionally, during the nine months ended September 30, 2009, the company recognized a deferred gain of $1.6 million on the divestiture of one industrial property, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the nine months ended September 30, 2008, the company sold an approximate 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of the noncontrolling interests’ share of $0.3 million), and the company recognized a deferred gain of approximately $1.1 million (net of noncontrolling interests’ share of $0.3 million) on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007.

	For the Nine Months Ended
	September 30,
Preferred Stock/Units	2009	2008	$ Change	%Change

Preferred stock dividends/unit distributions	$(11.9)	$(11.9)	$—	—%

Total preferred stock/units	$(11.9)	$(11.9)	$—	—%

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY

In this “Liquidity and Capital Resources of the Parent Company” section, the “parent company” refers only to AMB Property Corporation and not to any of its subsidiaries.

The parent company’s business is operated primarily through the operating partnership. The parent company issues public equity from time to time, but does not otherwise conduct any business or generate any capital itself. The parent company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the operating partnership. The parent company’s principal funding requirement is the payment of dividends on its common and preferred stock. The parent company’s principal source of funding for its dividend payments is distributions it receives from the operating partnership.

As of September 30, 2009, the parent company owned an approximate 97.7% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.3% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of September 30, 2009, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

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

Common and Preferred Equity The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of September 30, 2009: 1,595,337 shares of series D cumulative redeemable preferred stock, none of which are outstanding; 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

In December 2007, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase up to $200.0 million of the parent company’s common stock. During the three and nine months ended September 30, 2009, the parent company did not repurchase any shares of its common stock. The parent company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

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

Market Equity as of September 30, 2009
	Shares/Units		Market	Market
Security	Outstanding		Price(1)	Value

Common stock	146,307,353	(4)	$22.95	$3,357,754
Common limited partnership units(2)	3,377,641		$22.95	77,517

Total	149,684,994			$3,435,271

Total options outstanding				8,199,308
Dilutive effect of stock options(3)				326,797

(1)	Dollars, per share/unit

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $22.95 for the quarter ended September 30, 2009.

(4)	Includes 920,413 shares of unvested restricted stock.

Preferred Stock as of September 30, 2009
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units	7.18%	$79,767	February 2012
Series L preferred stock	6.50%	50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of September 30, 2009, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1: Note 8 of the “Notes to Consolidated Financial Statements.” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of operating assets to further enhance liquidity. As of September 30, 2009, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 43.1%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of September 30, 2009

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	48.6%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	52.9%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	43.1%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	46.9%
Parent company’s share of total debt-to-parent company’s share of total book capitalization(1)	46.8%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of September 30, 2009. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total book capitalization” is defined as the parent company’s share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of AMB Property, L.P.”

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

As circumstances warrant, the parent company may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The parent company would contribute any such proceeds to the operating partnership, which would then use the proceeds to repay debt, including borrowings under its lines of credit, to make acquisitions of properties, portfolios of properties or U.S. or foreign property-owning or real estate-related entities or for general corporate purposes.

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the three and nine months ended September 30, 2009 and 2008:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property Corporation	Common stock	$0.280	$0.520	$0.840	$1.560
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$1.219	$1.219
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$1.266	$1.266
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$1.313	$1.313
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$1.284	$1.284

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the nine months ended September 30, 2009 and 2008, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the nine months ended September 30, 2009 and 2008. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the nine months ended September 30, 2009 and 2008:

	For the Nine Months
	Ended September 30,
Summary of Dividends and Distributions Paid	2009	2008
	(dollars in thousands)

Net cash provided by operating activities	$208,239	$240,031
Dividends paid to common and preferred stockholders(1)	(92,270)	(163,081)
Distributions to noncontrolling interests, including preferred units	(17,054)	(63,563)

Excess of net cash provided by operating activities
over dividends and distributions paid	$98,915	$13,387

Net proceeds from divestiture of real estate	$449,703	$403,637

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$548,618	$417,024

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations under a $230.0 million secured term loan credit agreement, which had a fixed interest rate of 4.0% as of September 30, 2009. The operating partnership entered into this facility on September 4, 2008. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of September 30, 2009, the operating partnership had outstanding an aggregate of $879.0 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.3 years. In May 2008, the operating partnership sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The indenture for the senior debt securities contains limitation on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to $325.0 million of its other debt, related to the following loan facility. In March 2008, the operating partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2009, with an interest rate of 3.5%. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which, as of September 30, 2009, had a balance of $98.9 million using the exchange rate in effect at September 30, 2009 and bore a weighted average interest rate of 0.77%.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at September 30, 2009, equaled approximately $613.2 million U.S. dollars. As of September 30, 2009, this facility had a balance of $294.6 million using the exchange rate in effect at September 30, 2009 and bore a weighted average interest rate of 0.76%.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. As of September 30, 2009, this facility had a balance of $117.4 million using the exchange rate in effect at September 30, 2009 and bore a weighted average interest rate of 0.93%.

The credit agreements related to the above facilities contain limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

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

The operating partnership currently expects that its principal sources of working capital and funding for debt service, development, acquisitions, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	net proceeds from divestitures of properties;

•	borrowings under its unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by the operating partnership’s subsidiaries);

•	proceeds from debt securities offerings by the operating partnership;

•	proceeds from equity offerings by the parent company;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to its co-investment ventures; and

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties.

The operating partnership currently expects that its principal funding requirements will include:

•	debt service;

•	distributions on outstanding common, preferred and general partnership units;

•	working capital;

•	development, expansion and renovation of properties; and

•	acquisitions.

Capital Resources of the Operating Partnership

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

Cash Flows.  For the nine months ended September 30, 2009, cash provided by operating activities was $208.2 million as compared to $240.0 million for the same period in 2008. This change is primarily due to lower net operating income in 2009 as well as changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash provided by investing activities was $98.2 million for the nine months ended September 30, 2009, as compared to cash used in investing activities of $640.4 million for the same period in 2008. This change is primarily due to decreases in the following: cash paid for property acquisitions, additions to land, buildings, development costs, building improvements and lease costs, loans made to affiliates and the purchase of equity interests. Cash used in financing activities was $289.2 million for the nine months ended September 30, 2009, as compared to cash provided by financing activities of $455.0 million for the same period in 2008. This change is due primarily to a decrease in net borrowings on secured debt, other debt and unsecured credit facilities, a decrease in net proceeds from issuances of senior debt and an increase in payments on senior debt. This activity was partially offset by an increase in the issuance of common and preferred units, a decrease in the repurchase of common units, and a decrease in distributions paid to common and preferred unitholders and noncontrolling interests.

Partners’ Capital.  As of September 30, 2009, the operating partnership had outstanding 146,077,942 common general partnership units; 2,121,428 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

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

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis during the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Placed in Operations:
Number of projects	4	—	10	1
Square feet	669,327	—	3,288,678	396,710
Estimated investment(1)	$37,479	$—	$246,017	$17,396
Sold:
Number of projects	—	—	2	2
Square feet	—	—	706,850	115,664
Estimated investment(1)	$—	$—	$50,968	$26,249
Contributed:
Number of projects	—	—	—	1
Square feet	—	—	—	406,156
Estimated investment	$—	$—	$—	$21,572
Available for Sale or Contribution:
Number of projects	6	2	21	12
Square feet	1,494,182	771,930	6,238,192	4,777,756
Estimated investment(1)	$159,468	$82,975	$521,802	$542,507

Total:
Number of projects	10	2	33	16
Square feet	2,163,509	771,930	10,233,720	5,696,286
Estimated investment(1)	$196,947	$82,975	$818,787	$607,724

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Number of completed development projects	1	1	5	5
Number of land parcels	1	1	2	1
Square feet	167,723	7,180	1,693,664	67,112
Gross sales price	$143,929	$2,696	$256,731	$15,691
Net proceeds	$142,739	$2,434	$241,349	$13,606
Development gains, net of taxes	$53,002	$588	$57,700	$2,856

Development contribution activity during the three and nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	2	1	2	4
Square feet	428,180	1,313,470	428,180	2,723,003
Number of projects contributed to AMB-SGP Mexico, LLC	—	1	—	3
Square feet	—	473,720	—	1,421,043
Number of projects contributed to AMB Europe Fund I, FCP-FIS	—	—	—	1
Square feet	—	—	—	110,701
Number of projects contributed to AMB Japan Fund I, L.P.	—	1	1	2
Square feet	—	348,557	981,162	891,596

Total number of contributed development assets	2	3	3	10
Total square feet	428,180	2,135,747	1,409,342	5,146,343
Gross contribution price	$32,500	$132,847	$217,293	$365,597
Net proceeds	$—	$50,777	$56,822	$245,510
Development gains, net of taxes	$1,220	$27,438	$29,808	$73,392

Development Sales and Contributions.  During the three months ended September 30, 2009, the operating partnership recognized development profits of approximately $53.0 million as a result of the sale of one development project and one land parcel, aggregating approximately 0.2 million square feet. During the nine months ended September 30, 2009, the operating partnership recognized development profits of approximately $57.7 million as a result of the sale of five development projects and two land parcels, aggregating approximately 1.7 million square feet. During the three months ended September 30, 2008, the operating partnership recognized development profits of approximately $0.6 million as a result of the sale of one development project and one land parcel, aggregating less than 0.1 million square feet. During the nine months ended September 30, 2008, the operating partnership recognized development profits of approximately $2.9 million as a result of the sale of five development projects and one land parcel, aggregating approximately 0.1 million square feet.

During the three months ended September 30, 2009, the operating partnership recognized development profits of approximately $1.2 million, as a result of the contribution of two completed development properties, aggregating approximately 0.4 million square feet, to AMB Institutional Alliance Fund III, L.P. During the nine months ended September 30, 2009, the operating partnership recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During the three months ended September 30, 2008, the operating partnership recognized development profits of approximately $27.4 million, as a result of the contribution of three completed development properties, aggregating approximately 2.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Japan Fund  I, L.P. and AMB-SGP Mexico, LLC. During the nine months ended September 30, 2008, the operating partnership recognized development profits of approximately $73.4 million, as a result of the contribution of ten completed development properties, aggregating approximately 5.1 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the three and nine months ended September 30, 2009, the operating partnership did not contribute any operating properties to unconsolidated co-investment ventures. During the three months ended September 30, 2008, the operating partnership did not contribute any operating properties to unconsolidated co-investment ventures. During the nine months ended September 30, 2008, the operating partnership contributed one operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB Institutional Alliance Fund III, L.P. The operating partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of September 30, 2009, the operating partnership held for sale four properties with an aggregate net book value of $21.3 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the operating partnership held for sale two properties with an aggregate net book value of $8.2 million.

As of September 30, 2009, the operating partnership held for contribution to co-investment ventures 18 properties with an aggregate net book value of $327.1 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 92% to an expected range of 15-20%. As of December 31, 2008, the company held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

As of September 30, 2009, properties with an aggregate net book value of $104.2 million and $580.7 million were reclassified from properties held for sale and held for contribution, respectively, to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the nine months ended September 30, 2009, the operating partnership recognized additional depreciation expense from the reclassification of assets from properties held for sale or contribution to investments in real estate and related accumulated depreciation of $9.1 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three months ended September 30, 2009, the operating partnership sold three industrial operating properties aggregating approximately 0.3 million square feet for a sale price of $25.3 million, with a resulting net gain of $5.8 million (net of noncontrolling interests’ share of $2.9 million). During the nine months ended September 30, 2009, the operating partnership sold 15 industrial operating properties aggregating approximately 2.0 million square feet for a sale price of $131.7 million, with a resulting net gain of $30.1 million (net of noncontrolling interests’ share of $5.7 million). In addition, during the nine months ended September 30, 2009, the company recognized a deferred gain of $1.6 million on the divestiture of one industrial property, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the three months ended September 30, 2008, the operating partnership did not divest itself of any industrial operating properties. During the nine months ended September 30, 2008, the operating partnership sold an approximately 0.1 million square foot industrial operating property for a sale price of $3.6 million, with a resulting net gain of $0.7 million (net of noncontrolling interests’ share of $0.3 million), and it recognized a deferred gain of approximately $1.4 million on the sale of one industrial building, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the statements of operations.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of September 30, 2009, the operating partnership owned approximately 78.5 million square feet of its properties (50.3% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at September 30, 2009 (dollars in thousands):

		Approximate	Original
Consolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	20%	$490,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.	PMT, SPW and TNO	39%	$228,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

In March 2008, the partners of AMB/Erie, L.P., sold their interests in the partnership to AMB Institutional Alliance Fund III, L.P., including its final real estate asset, for a gain of $20.0 million.

Please see Part I, Item 1: Note 9 of the “Notes to Consolidated Financial Statements.” for a discussion of the operating partnership’s significant consolidated co-investment ventures.

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at September 30, 2009 (dollars in thousands):

		Approximate
Unconsolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.	23%	$3,327,000	(2)
AMB Europe Fund I, FCP-FIS	Institutional investors	21%	$1,285,000	(2)
AMB Japan Fund I, L.P.	Institutional investors	20%	$1,552,000
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$602,000
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$116,000	(3)

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds is not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(3)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of September 30, 2009 was the estimated investment of $18.0 million to complete the existing development assets held by the fund.

As of September 30, 2009, the operating partnership also had a 100% consolidated interest in G. Accion, a Mexican real estate company, which has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, the operating partnership acquired approximately 19% of additional equity interest and on July 18, 2008, it acquired the remaining equity interest (approximately 42%) in

AMB Property Mexico, increasing its equity interest from approximately 39% to 100%. Through its investment in AMB Property Mexico, the operating partnership held equity interests in various other unconsolidated ventures totaling approximately $13.8 million and $24.6 million as of September 30, 2009 and December 31, 2008, respectively.

Please see Part I, Item 1: Note 10 of the “Notes to Consolidated Financial Statements.” for a discussion of the operating partnership’s significant unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of September 30, 2009, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 43.1%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market equity,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of September 30, 2009, the aggregate principal amount of the operating partnership’s secured debt was $1.4 billion, excluding unamortized net discounts of $1.2 million. Of the $1.4 billion of secured debt, $783.2 million is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of September 30, 2009, bore interest at rates varying from 0.7% to 9.4% per annum (with a weighted average rate of 4.2%) and had final maturity dates ranging from October 2009 to November 2022. As of September 30, 2009, $874.7 million of the secured debt obligations bore interest at fixed rates with a weighted average interest rate of 5.7%, while the remaining $524.7 million bore interest at variable rates (with a weighted average interest rate of 1.8%). As of September 30, 2009, $613.5 million of the secured debt was held by co-investment ventures.

On September 4, 2008, the operating partnership entered into a $230.0 million secured term loan credit agreement, which had a fixed interest rate of 4.0% as of September 30, 2009. The parent company is the guarantor of the operating partnership’s obligations under the term loan facility. The term loan facility carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $300.0 million upon certain conditions. If the operating partnership’s long-term debt ratings fall below current levels, its cost of debt will increase.

As of September 30, 2009, the operating partnership had outstanding an aggregate of $879.0 million in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 4.3 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of September 30, 2009, the operating partnership had $391.5 million outstanding in other debt which bore a weighted average interest rate of 3.9% and had an average term of 1.3 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $50.0 million balance outstanding as of September 30, 2009. Of the remaining $341.5 million outstanding in other debt, $325.0 million is related to the loan facility described below.

In March 2008, the operating partnership obtained a $325.0 million unsecured term loan facility, which had a balance of $325.0 million outstanding as of September 30, 2009, with an interest rate of 3.5%. The parent company guarantees the operating partnership’s obligations with respect to this loan facility. This loan facility is subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under this loan facility at September 30, 2009.

Subsequent to quarter end, the operating partnership replaced the $325.0 million unsecured term loan facility set to mature in September 2010 with a $345.0 million unsecured term loan facility with a maturity date of October 2012.

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

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of September 30, 2009, the operating partnership was in compliance with its financial covenants. There can be no assurance, however, that if the financial markets and economic conditions continue to deteriorate, the operating partnership will be able to continue to comply with its financial covenants.

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

While the operating partnership believes that it has sufficient working capital and capacity under its credit facilities to continue its business operations as usual in the near term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect its liquidity and financial condition, as well as the liquidity and financial condition of its customers. If these market conditions persist in the long term, they may limit the operating partnership’s ability, and the ability of its customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs. In the event that it does not have sufficient cash available to it through its operations to continue operating its business as usual, the operating partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the operating partnership of properties, whether or not they otherwise meet its strategic objectives to keep in the long term, at less than optimal terms; issuing and selling the operating partnership’s debt and equity in public or private transactions under less than optimal conditions; entering into leases with the operating partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with the operating partnership’s existing customers without an increase in rental rates at turnover or on suboptimal terms; or paying a portion of the parent company’s dividends in stock rather than cash. There can be no assurance, however, that such alternative ways to increase its liquidity will be available to the operating partnership. Additionally, taking such measures to increase its liquidity may adversely affect the operating partnership’s business, results of operations and financial condition.

As circumstances warrant, the operating partnership may issue debt securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The operating partnership would use the proceeds to repay debt, including borrowings under its lines of credit, to make acquisitions of properties, portfolios of properties or U.S. or foreign property-owning or real estate-related entities or for general corporate purposes.

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of September 30, 2009, based on the operating partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2009, the outstanding balance on this credit facility was $98.9 million and the remaining amount available was $439.9 million, net of outstanding letters of credit of $11.2 million, using the exchange rate in effect on September 30, 2009.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at September 30, 2009, equaled approximately $613.2 million U.S. dollars and bore a weighted average interest rate of 0.76%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of September 30, 2009, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of September 30, 2009. As of September 30, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2009, was $294.6 million, and the remaining amount available was $318.6 million.

The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of September 30, 2009, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at September 30, 2009, was approximately $117.4 million with a weighted average interest rate of 0.93%, and the remaining amount available was $382.6 million.

The credit agreements related to the above facilities contain affirmative covenants, including financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of September 30, 2009.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of September 30, 2009 (dollars in thousands):

	Wholly-Owned
	Unsecured					Consolidated Joint Venture		Total	Unconsolidated
	Senior	Credit	Other		Secured	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt		Debt	Debt	Debt	Debt	Venture Debt	Debt

2009	$—	$—	$11,212		$110,171	$38,583	$—	$159,966	$11,703	$171,669
2010	75,000	393,555	325,941	(2)	425,870	116,198	—	1,336,564	210,509	1,547,073
2011	75,000	117,396	1,014		15,516	108,474	—	317,400	619,140	936,540
2012	—	—	1,093		28,126	387,102	50,000	466,321	456,406	922,727
2013	491,480	—	919		19,927	49,938	—	562,264	724,824	1,287,088
2014	—	—	616		405	6,481	—	7,502	868,277	875,779
2015	112,492	—	664		16,271	17,610	—	147,037	248,300	395,337
2016	—	—	—		—	16,231	—	16,231	73,156	89,387
2017	—	—	—		—	1,272	—	1,272	351,697	352,969
2018	125,000	—	—		—	1,455	—	126,455	183,194	309,649
Thereafter	—	—	—		—	39,809	—	39,809	5,844	45,653

Subtotal	$878,972	$510,951	$341,459		$616,286	$783,153	$50,000	$3,180,821	$3,753,050	$6,933,871
Unamortized net discount	(7,593)	—	—		(1,012)	(215)	—	(8,820)	(4,277)	(13,097)

Subtotal	$871,379	$510,951	$341,459		$615,274	$782,938	$50,000	$3,172,001	$3,748,773	$6,920,774
Joint venture partners’ share of debt	—	—	—		—	(437,769)	(40,000)	(477,769)	(2,899,484)	(3,377,253)

Operating partnership’s share of total debt(3)	$871,379	$510,951	$341,459		$615,274	$345,169	$10,000	$2,694,232	$849,289	$3,543,521

Weighted average interest rate	6.4%	0.8%	3.6%		3.5%	4.9%	5.8%	4.2%	4.7%	4.5%
Weighted average maturity (years)	4.3	1.0	1.0		1.1	2.8	2.9	2.4	4.3	3.4

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $45.5 million of U.S. dollar borrowings, as well as $294.6 million, $90.7 million, $53.4 million and $26.7 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at September 30, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on September 30, 2009.

(2)	Subsequent to September 30, 2009, the $325.0 million term loan was replaced with a $345.0 million term loan, which matures in 2012.

(3)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of September 30, 2009, the operating partnership had debt maturing in 2009 through 2012, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
Wholly-owned debt	2009	2010	2011	2012

Unsecured Senior Debt	$—	$75,000	$75,000	$—
Credit Facilities	—	—	393,555	117,396
Other Debt(3)	10,987	—	—	325,000
AMB Secured Debt	109,823	194,425	244,617	28,792

Subtotal	120,810	269,425	713,172	471,188
Consolidated Joint Ventures
AMB-AMS, L.P.	—	2,578	—	—
AMB Institutional Alliance Fund II, L.P.	—	10,094	31,228	5,605
AMB-SGP, L.P.	—	14,414	27,846	294,810
Other Industrial Operating Joint Ventures	34,242	53,680	26,347	—

Subtotal	34,242	80,766	85,421	300,415
Unconsolidated Joint Ventures
AMB Institutional Alliance Fund III, L.P.	—	27,301	185,905	78,119
AMB Japan Fund I, L.P.	—	116,150	212,409	187,267
AMB-SGP Mexico, LLC	—	—	58,825	168,003
Other Industrial Operating Joint Ventures	—	9,059	32,214	—
AMB Europe Fund I, FCP-FIS	—	—	—	6,520

Subtotal	—	152,510	489,353	439,909
Total Consolidated	155,052	350,191	798,593	771,603
Total Unconsolidated	—	152,510	489,353	439,909

Total	$155,052	$502,701	$1,287,946	$1,211,512

Total Operating Partnership’s Share(4)	$141,763	$345,385	$856,153	$710,658

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2012, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Subsequent to September 30, 2009, the $325.0 million term loan was replaced with a $345.0 million term loan, which matures in 2012.

(4)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2009 through 2012 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of September 30, 2009
	Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common general partnership units	146,077,942	(5)	$22.95	$3,352,489
Common limited partnership units(3)	3,377,641		$22.95	77,517

Total	149,455,583			$3,430,006

Total options outstanding				8,199,308
Dilutive effect of stock options(4)				326,797

(1)	Dollars, per unit.

(2)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units.

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $22.95 for the quarter ended September 30, 2009.

(5)	Includes 920,413 shares of unvested restricted stock.

Preferred Units as of September 30, 2009
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series D preferred units	7.18%	$79,767	February 2012
Series L preferred units	6.50%	50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.90%	$312,267

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of September 30, 2009 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1: Note 9 of the “Notes to Consolidated Financial Statements.” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of September 30, 2009

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	48.6%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	52.9%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	43.1%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	46.9%
Operating partnership’s share of total debt-to-operating partnership’s share of total book capitalization(1)	47.0%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of September 30, 2009. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total book capitalization” is defined as the operating partnership’s share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of September 30, 2009, the operating partnership had $174.7 million in cash and cash equivalents and $26.0 million in restricted cash. As of September 30, 2009, the operating partnership increased the availability under its lines of credit by $400 million while reducing its share of outstanding debt by more than $750 million. As of September 30, 2009, the operating partnership had $1.1 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 31%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of September 30, 2009, approximately $147.9 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the three and nine months ended September 30, 2009 and 2008:

				For the Nine
		For the Three		Months Ended
		Months Ended September 30,		September 30,
Paying Entity	Security	2009	2008	2009	2008

AMB Property, L.P.	Common limited partnership units	$0.280	$0.520	$0.840	$1.560
AMB Property, L.P.	Series L preferred units	$0.406	$0.406	$1.219	$1.219
AMB Property, L.P.	Series M preferred units	$0.422	$0.422	$1.266	$1.266
AMB Property, L.P.	Series O preferred units	$0.438	$0.438	$1.313	$1.313
AMB Property, L.P.	Series P preferred units	$0.428	$0.428	$1.284	$1.284
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.520	$0.840	$1.560
AMB Property II, L.P.	Series D preferred units	$0.898	$0.898	$2.693	$2.693

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the nine months ended September 30, 2009 and 2008, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the nine months ended September 30, 2009 and 2008. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the nine months ended September 30, 2009 and 2008:

	For the Nine Months
	Ended September 30,
Summary of Distributions Paid	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$208,239	$240,031
Distributions paid to partners	(94,083)	(163,081)
Distributions to noncontrolling interests, including preferred units	(15,241)	(63,563)

Excess of net cash provided by operating activities over distributions paid	$98,915	$13,387

Net proceeds from divestiture of real estate	$449,703	$403,637

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$548,618	$417,024

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the three and nine months ended September 30, 2009 and 2008 on an owned and managed basis were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

The Americas:
Number of new development projects	—	5	2	15
Square feet	—	1,126,541	285,587	4,464,298
Estimated total investment(1)	$—	$72,922	$19,364	$316,995
Europe:
Number of new development projects	—	2	2	3
Square feet	—	477,465	400,029	817,906
Estimated total investment(1)	$—	$59,419	$41,239	$91,580

Asia:
Number of new development projects	—	—	—	2
Square feet	—	—	—	694,315
Estimated total investment(1)	$—	$—	$—	$56,651

Total:
Number of new development projects	—	7	4	20
Square feet	—	1,604,006	685,616	5,976,519
Estimated total investment(1)	$—	$132,341	$60,603	$465,226
Total development pipeline estimated investment(1)(2)	$547,467	$1,539,463	$547,467	$1,539,463
Total development pipeline invested to date(3)	$476,351	$1,211,141	$476,351	$1,211,141
Total development pipeline remaining to invest(3)(4)	$71,116	$328,322	$71,116	$328,322

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of September 30, 2009 or 2008, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Pipeline.  As of September 30, 2009, the operating partnership had 22 projects in the development pipeline, on an owned and managed basis, which are expected to total approximately 6.8 million square feet and have an aggregate estimated investment of $514.1 million upon completion, net of $33.4 million of cumulative real estate impairment losses to date. One of these projects totaling approximately 0.2 million square feet with an aggregate estimated investment of $25.1 million is held in an unconsolidated co-investment venture. On an owned and managed basis, the operating partnership had an additional 35 development projects available for sale or contribution totaling approximately 10.0 million square feet, with an aggregate estimated investment of $1.0 billion, net of $88.1 million of cumulative real estate impairment losses to date, and an aggregate net book value of $992.6 million. As of September 30, 2009, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $476.4 million, or 87%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $71.1 million, or 13%, in order to complete its development pipeline. The development pipeline, at September 30, 2009, included projects expected to be completed through the fourth quarter of 2010. In addition to its committed development pipeline, the operating partnership held a total of 2,515 acres of land for future development or sale, on an owned and managed basis, approximately 85% of which was located in North America, including 92 acres that were held in an unconsolidated joint venture. The operating partnership currently estimates that these 2,515 acres of land could support approximately 45.7 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 54 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2009, the operating partnership had investments in co-investment ventures with a gross book value of $1.1 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $396.0 million and a gross book value of $6.7 billion. As of September 30, 2009, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $24.6 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

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

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	losses in excess of insured coverage;

•	claims of customers, vendors or other persons dealing with the company’s predecessors prior to the company’s formation or acquisition transactions that had not been asserted or were unknown prior to the operating partnership’s formation or acquisition transactions;

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the operating partnership’s properties;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax, legal and regulatory liabilities.

Capital Deployment

Land acquisitions during the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

The Americas:
Acres	—	38	4	197
Estimated build out potential (square feet)	—	674,488	—	3,537,632
Investment(1)	$—	$9,201	$1,539	$88,436
Europe:
Acres	—	16	—	61
Estimated build out potential (square feet)	—	400,029	—	1,282,347
Investment(1)	$—	$11,813	$—	$36,186
Asia:
Acres	—	36	38	74
Estimated build out potential (square feet)	—	1,654,137	1,075,819	2,838,973
Investment(1)	$—	$19,090	$17,032	$34,683

Total:
Acres	—	90	42	332
Estimated build out potential (square feet)	—	2,728,654	1,075,819	7,658,952
Investment(1)	$—	$40,104	$18,571	$159,305

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity during the three and nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	—	4	—	8
Square feet	—	625,038	—	1,622,649
Expected investment(1)	$—	$70,638	$—	$171,694
Number of properties acquired by AMB Europe Fund I, FCP-FIS	—	—	—	3
Square feet	—	—	—	848,313
Expected investment(1)	$—	$—	$—	$154,499
Number of properties acquired by AMB Property, L.P.	—	3	—	9
Square feet	—	941,412	—	2,630,318
Expected investment(1)	$—	$68,990	$—	$204,534

Total number of properties acquired	—	7	—	20
Total square feet	—	1,566,450	—	5,101,280
Total acquisition cost	$—	$137,218	$—	$517,325
Total acquisition capital	—	2,410	—	13,402

Total expected investment(1)	$—	$139,628	$—	$530,727

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of September 30, 2009 or 2008, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of September 30, 2009, the company had provided approximately $16.7 million in letters of credit, of which $11.2 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1: Notes 6, 7 and 10 of the “Notes to Consolidated Financial Statements,” as of September 30, 2009, the company had outstanding guarantees and contribution obligations in the aggregate amount of $449.8 million as described below.

As of September 30, 2009, the company had outstanding bank guarantees in the amount of $29.1 million used to secure contingent obligations, primarily obligations under development and purchase agreements, including $0.7 million guaranteed under a purchase agreement entered into by an unconsolidated joint venture. As of September 30, 2009, the company also guaranteed $51.3 million and $108.8 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of September 30, 2009.

Performance and Surety Bonds.  As of September 30, 2009, the company had outstanding performance and surety bonds in an aggregate amount of $9.5 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

The company includes the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO. The company believes gains from development should be included in FFO to more completely reflect the performance of one of its lines of business. The company believes that value-added conversion dispositions are in substance land sales and as such should be included in FFO, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in FFO. However, the company’s interpretation of FFO or FFOPS may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (“NAREIT”) definition, and may not be comparable to FFO or FFOPS reported by other real estate investment trusts that interpret the current NAREIT definition differently than the company does. In connection with the formation of a joint venture, the company may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, the company intends to include in its calculation of FFO gains or losses related to the contribution of previously depreciated real estate to joint ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, the company believes such calculation of FFO will better reflect the value created as a result of the contributions. To date, the company has not included gains or losses from the contribution of previously depreciated warehoused assets in FFO.

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

The following table reflects the calculation of FFO reconciled from net income (loss) available to common unitholders of the operating partnership and common stockholders of the parent company for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income (loss) available to common unitholders of the operating partnership	$63,949	$24,733	$(43,209)	$139,849
Net (income) loss available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	(1,159)	(1,005)	696	(5,015)

Net income (loss) available to common stockholders of the parent company	62,790	23,728	(42,513)	134,834
Gains from sale or contribution of real estate interests, net	(8,434)	12	(37,138)	(22,832)
Depreciation and amortization:
Total depreciation and amortization	47,166	45,799	128,133	126,001
Discontinued operations’ depreciation	69	1,190	1,877	3,553
Non-real estate depreciation	(1,927)	(1,997)	(6,017)	(5,786)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net income (loss))	6,058	4,194	8,829	29,881
Limited partnership unitholders’ noncontrolling interests (Net income (loss))	447	(129)	(3,543)	3,020
Limited partnership unitholders’ noncontrolling interests (Development gains)	1,388	1,090	2,445	2,795
FFO attributable to noncontrolling interests	(8,587)	(8,819)	(19,450)	(41,812)
Adjustments to derive FFO from unconsolidated joint ventures:
The company’s share of net (income) loss	(3,257)	(5,372)	(7,507)	(14,359)
The company’s share of FFO	11,079	11,589	30,389	32,727
Allocation to participating securities(1)	(271)	(173)	—	(886)

Funds from operations	$106,521	$71,112	$55,505	$247,136

Basic FFO per common share and unit	$0.72	$0.70	$0.42	$2.44

Diluted FFO per common share and unit	$0.71	$0.69	$0.42	$2.39

Weighted average common shares and units:
Basic	148,761,501	101,119,207	133,293,607	101,312,811

Diluted	149,088,298	102,802,271	133,350,535	103,241,212

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share and unit is adjusted for FFO distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 920,413 unvested restricted shares outstanding for both the three and nine months ended September 30, 2009 and 905,220 unvested restricted shares outstanding for both the three and nine months ended September 30, 2008.

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

The following table reconciles SS NOI and cash-basis SS NOI from net income (loss) for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$76,464	$34,737	$(17,858)	$192,502
Private capital revenues	(7,886)	(9,502)	(27,376)	(60,838)
Depreciation and amortization	47,166	45,799	128,133	126,001
Real estate impairment losses	—	—	174,410	—
General and administrative and fund costs	27,396	34,725	84,660	104,242
Restructuring charges	—	—	3,824	—
Total other income and expenses	22,486	3,055	50,402	(11,602)
Total discontinued operations	(62,598)	(3,028)	(91,781)	(11,097)

Net operating income	103,028	105,786	304,414	339,208
Less non same-store NOI	(20,876)	(18,712)	(53,305)	(78,851)
Less non-cash adjustments(1)	(43)	(374)	855	(2,161)

Cash-basis same-store NOI	$82,109	$86,700	$251,964	$258,196

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties for the quarter ended September 30, 2009:

Operating Portfolio

Square feet owned(2)(3)	131,789,032
Occupancy percentage(3)	91.0%
Average occupancy percentage	90.4%
Weighted average lease terms (years):
Original	6.3
Remaining	3.6
Trailing four quarters tenant retention	61.1%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(3.9)%
Same space square footage commencing (millions)	19.6
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.19
Re-tenanted	$2.80
Weighted average	$1.80
Square footage commencing (millions)	25.3

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of September 30, 2009, the company had investments in 7.4 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 72.2 million rentable square feet with an occupancy rate of 89.6% at September 30, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for the company’s owned and managed operating properties for the quarter ended September 30, 2009:

				Total/Weighted
Owned and Managed Property Data(1)	The Americas	Europe	Asia	Average

For the quarter ended September 30, 2009:
Rentable square feet	110,886,880	10,587,617	10,314,535	131,789,032
Occupancy percentage at period end(2)	90.6%	95.3%	90.2%	91.0%
Trailing four quarters same space square footage leased	17,201,541	894,705	1,532,553	19,628,799
Trailing four quarters rent change on renewals and rollovers(2)(3)	(4.2)%	(6.3)%	(1.0)%	(3.9)%

(1)	Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which the company is the property or asset manager and which the company currently intends to hold for the long term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2009 was 89.5%, 95.9% and 89.8%, respectively, and trailing four quarters rent change on renewals and rollovers at period end for 2009 was (3.9)%, (4.3)% and (5.4)%, respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the three months ended September 30, 2009:

Same Store Pool(2)

Square feet in same store pool(3)	114,643,564
% of total square feet	87.0%
Occupancy percentage(3)	90.8%
Average occupancy percentage	90.3%
Weighted average lease terms (years):
Original	6.2
Remaining	3.2
Trailing four quarters tenant retention	59.5%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(4.8)%
Same space square footage commencing (millions)	17.5
Growth% increase (decrease) (including straight-line rents):
Revenues(5)	(3.1)%
Expenses(5)	3.8%
Net operating income, excluding lease termination fees(5)(6)	(5.6)%
Growth% increase (decrease) (excluding straight-line rents):
Revenues(5)	(4.1)%
Expenses(5)	3.8%
Net operating income, excluding lease termination fees(5)(6)	(7.0)%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2007 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, the company had approximately 64.2 million square feet with an occupancy rate of 90.0% at September 30, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended September 30, 2009, on a consolidated basis, the percentage change was (4.3)%, 2.6% and (7.1)%, respectively, for revenues, expenses and net operating income (including straight-line rents) and (4.0)%, 2.6% and (6.7)%, respectively, for revenues, expenses and net operating income (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. The company’s future earnings and cash flows are dependent upon prevailing market rates. Accordingly, the company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, payments to noteholders, and other cash requirements. The majority of the company’s outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. The company’s exposure to market risk includes interest rate fluctuations in connection with its credit facilities and other variable rate borrowings and its ability to incur more debt without stockholder and unitholder approval, thereby increasing its debt service obligations, which could adversely affect its cash flows. As of September 30, 2009, the company had two outstanding interest rate swaps, four outstanding foreign exchange forward contracts and two interest rate caps with an aggregate notional amount of $938.7 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $8.8 million as of September 30, 2009 (dollars in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt(1)	$3,626	$759,909	$142,136	$378,234	$542,721	$307,566	$2,134,192	$2,108,021
Average interest rate	6.4%	4.7%	6.6%	5.9%	6.2%	6.4%	5.7%	n/a
Variable rate debt(2)	$156,340	$576,655	$175,264	$88,087	$19,543	$30,740	$1,046,629	$1,007,282
Average interest rate	1.2%	1.3%	1.5%	2.0%	2.0%	1.8%	1.3%	n/a
Interest payments	$2,150	$42,144	$12,017	$24,121	$33,888	$20,084	$134,404	n/a

(1)	Represents 67.1% of all outstanding debt at September 30, 2009.

(2)	Represents 32.9% of all outstanding debt at September 30, 2009.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.4 million (net of the swap) annually. As of September 30, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.2 billion and $3.1 billion, respectively, based on the company’s estimate of current market interest rates.

As of September 30, 2009 and December 31, 2008, variable rate debt comprised 32.9% and 38.0%, respectively, of all the company’s outstanding debt. Variable rate debt was $1.0 billion and $1.5 billion, respectively, as of September 30, 2009 and December 31, 2008.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at September 30, 2009 were two interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans.

The following table summarizes the company’s financial instruments as of September 30, 2009 (in thousands):

	December 11,	December 31,	September 4,	November 1,	October 1,	Notional	Fair
Related Derivatives	2009	2009	2010	2010	2012	Amount	Value

Interest Rate Swaps (USD)
Trade Notional Amount			$130,000			$130,000
Receive Floating(%)			3 mo. US LIBOR
Pay Fixed Rate(%)			2.70%
Fair Market Value (USD)			$(2,575)				$(2,575)
Trade Notional Amount	$100,000					$100,000
Receive Floating(%)	3 mo. US LIBOR
Pay Fixed Rate(%)	2.70%
Fair Market Value (USD)	$(468)						$(468)
Interest Rate Caps (USD)
Trade Notional Amount				$7,319		$7,319
Underlying Rate				1 mo. US LIBOR
Strike Price				3.15%
Fair Market Value (USD)				2			$2
Trade Notional Amount					$26,500	$26,500
Underlying Rate					1 mo. US LIBOR
Strike Price					4.25%
Fair Market Value (USD)					171		$171
Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Trade Notional Amount (USD)		$346,668				$346,668
Forward Strike Rate		1.4619
12/31/09 Forward Rate as of 9/30/2009		1.4633
Fair Market Value (USD)		$(336)					$(336)
FX Forward Contract, CAD
Trade Notional Amount (USD)		$186,965				$186,965
Forward Strike Rate		1.0697
12/31/09 Forward Rate as of 9/30/2009		1.0697
Fair Market Value (USD)		$3					$3
FX Forward Contract, CAD
Trade Notional Amount (USD)		$72,901				$72,901
Forward Strike Rate		1.0700
12/31/09 Forward Rate as of 9/30/2009		1.0697
Fair Market Value (USD)		$(14)					$(14)
FX Forward Contract, GBP
Trade Notional Amount (USD)		$68,339				$68,339
Forward Strike Rate		1.6030
12/31/09 Forward Rate as of 9/30/2009		1.5982
Fair Market Value (USD)		$204					$204

						$938,692	$(3,013)

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The (losses) gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $(10.3) million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three and nine months ended September 30, 2009, total unrealized and realized gains (losses) from remeasurement and translation included in the company’s results of operations were $1.6 million and $(4.7) million, respectively. For the three and nine months ended September 30, 2008, total unrealized and realized losses from remeasurement and translation included in the company’s results of operations were $0.5 million and $6.4 million, respectively.

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

As of September 30, 2009, there were no material pending legal proceedings to which the parent company, the operating partnership or the company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Reports on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2008, and any amendments thereto, continue to apply to the company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. This plan expires on December 31, 2009. During the three and nine months ended September 30, 2009, the parent company did not repurchase any shares of its common stock. The parent company has the authorization to repurchase up to an additional $112.3 million of its common stock under this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders (AMB Property Corporation)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

10.1	Separation Agreement and Release of All Claims, dated September 18, 2009, by and between AMB Property Corporation and John T. Roberts, Jr. (incorporated by reference to Exhibit 10.1 of AMB Property Corporation’s Current Report on Form 8-K filed on September 23, 2009).
10.2	Credit Agreement, dated as of October 15, 2009, by and among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent for Euros, Sumitomo Mitsui Banking Corporation, as administrative agent for Yen and syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Calyon Credit Agricole CIB, New York Branch, and U.S. Bank National Association, and HSBC Bank USA, National Association, as documentation agents, AMB European Investments LLC and AMB Japan Finance, Y.K., as the initial qualified borrowers, and a syndicate of banks (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.3	Guaranty of Payment, dated as of October 15, 2009, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).

Exhibit
Number	Description

10.4	Qualified Borrower Guaranty, dated as of October 15, 2009, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Administrative Agent, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated October 30, 2009 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated October 30, 2009 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated October 30, 2009 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated October 30, 2009 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: October 30, 2009

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

Date: October 30, 2009