Form 10-K
period 2009-12-31
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2010-02-22
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545 (AMB Property Corporation)
001-14245 (AMB Property, L.P.)
AMB Property Corporation
AMB Property, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (AMB Property Corporation) Delaware (AMB Property, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	94-3281941 94-3285362 (I.R.S. Employer Identification No.)
Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

(415) 394-9000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered

AMB Property Corporation	Common Stock, $.01 par value	New York Stock Exchange
AMB Property Corporation	6.50% Series L Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property Corporation	6.75% Series M Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property Corporation	7.00% Series O Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property Corporation	6.85% Series P Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

AMB Property Corporation	None
AMB Property, L.P.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

AMB Property Corporation	Yes ☑	No ☐
AMB Property, L.P.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

AMB Property Corporation	Yes ☐	No ☑
AMB Property, L.P.	Yes ☐	No ☑

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

AMB Property Corporation:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

AMB Property, L.P.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

AMB Property Corporation	Yes ☐	No ☑
AMB Property, L.P.	Yes ☐	No ☑

The aggregate market value of common shares held by non-affiliates of AMB Property Corporation (based upon the closing sale price on the New York Stock Exchange) on June 30, 2009 was $2,668,464,248.

As of February 17, 2010, there were 149,203,394 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of AMB Property Corporation’s Proxy Statement for its Annual Meeting of Stockholders which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2009 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of December 31, 2009, the parent company owned an approximate 97.8% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of December 31, 2009, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

The company believes combining the annual reports on Form 10-K of the parent company and the operating partnership into this single report results in the following benefits:

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

There are few differences between the parent company and the operating partnership, which are reflected in the disclosure in this report. The company believes it is important to understand the differences between the parent company and the operating partnership in the context of how the parent company and the operating partnership operate as an interrelated consolidated company. The parent company is a real estate investment trust, whose only material asset is its ownership of partnership interests of the operating partnership. As a result, the parent company does not conduct business itself, other than acting as the sole general partner of the operating partnership, issuing public equity from time to time and guaranteeing certain debt of the operating partnership. The parent company itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of the operating partnership, as disclosed in this report. The operating partnership holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. The operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the parent company, which are contributed to the operating partnership in exchange for partnership units, the operating partnership generates the capital required by the company’s business through the operating partnership’s operations, by the operating partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the operating partnership or its subsidiaries.

Noncontrolling interests and stockholder’s equity and partners’ capital are the main areas of difference between the consolidated financial statements of the parent company and those of the operating partnership. The common limited partnership interests in the operating partnership are accounted for as partners’ capital in the operating partnership’s financial statements and as noncontrolling interests in the parent company’s financial statements. The noncontrolling interests in the operating partnership’s financial statements include the interests of joint venture partners, and preferred limited partnership unitholders and common limited partnership unitholders of AMB Property II, L.P., a subsidiary of the operating partnership. The noncontrolling interests in the parent company’s financial statements include the same noncontrolling interests at the operating partnership level and limited partnership unitholders of the operating partnership. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the parent company and operating partnership levels.

To help investors understand the significant differences between the parent company and the operating partnership, this report presents the following separate sections for each of the parent company and the operating partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Debt;

•	Income taxes;

•	Noncontrolling Interests; and

•	Stockholders’ Equity of the Parent Company/Partners’ Capital of the Operating Partnership; and

•	Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the parent company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the parent company and operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

The following factors, among others, apply to the company’s business as a whole and could cause its actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions in California, the U.S. or globally (including financial market fluctuations), global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund the company’s business activities, including re-financing and interest rate risks;

•	the company’s failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	the company’s failure to maintain its current credit agency ratings or comply with its debt covenants;

•	risks related to the company’s obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	defaults on or non-renewal of leases by customers or renewal at lower than expected rent;

•	difficulties in identifying properties, portfolios of properties, or interests in real-estate related entities or platforms to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as the company expects;

•	unknown liabilities acquired in connection with acquired properties, portfolios of properties, or interests in real-estate related entities;

•	the company’s failure to successfully integrate acquired properties and operations;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, the company’s inability to obtain necessary permits and financing, the company’s inability to lease properties at all or at favorable rents and terms, and public opposition to these activities);

•	the company’s failure to set up additional funds, attract additional investment in existing funds or to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or the co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements;

•	risks and uncertainties relating to the disposition of properties to third parties and the company’s ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of the company’s insurance coverage;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with the company’s tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disasters.

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

The Company

The company is a global owner, operator and developer of industrial real estate, focused on major hub and gateway distribution markets in the Americas, Europe and Asia. As of December 31, 2009, the company owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 155.1 million square feet (14.4 million square meters) in 47 markets within 14 countries. The company invests in properties located predominantly in the infill submarkets of its targeted markets. The company’s portfolio is comprised of High Throughput Distribution® facilities — industrial properties built for speed and located near airports, seaports and ground transportation systems.

The approximately 155.1 million square feet as of December 31, 2009 included:

•	132.6 million square feet (principally, warehouse distribution buildings) on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, that were 91.2% leased;

•	15.0 million square feet in its development portfolio, including approximately 9.7 million square feet in 33 development projects that are complete and in the process of stabilization and approximately 5.3 million square feet in 15 development projects under construction;

•	7.4 million square feet in 46 industrial operating buildings in unconsolidated joint ventures in which the company has investments but does not manage; and

•	152,000 square feet through a ground lease, which is the location of its global headquarters.

The company’s business is operated primarily through the operating partnership. As of December 31, 2009, the parent company owned an approximate 97.8% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

The company’s global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; the company’s telephone number is (415) 394-9000. The company’s other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of December 31, 2009, the company employed 521 individuals.

Investment Strategy

The company’s investment strategy focuses on providing distribution space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. The company’s properties are primarily located in the world’s busiest distribution markets featuring large, supply-constrained infill locations with dense populations and proximity to seaports, airports and major freeway interchanges. When measured by annualized base rent, on an owned and managed basis, a substantial majority of the company’s portfolio of industrial properties is located in its target markets and much of this is in infill submarkets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. The company believes that its facilities are essential to creating efficiencies in the supply chain and its business encompasses a blend of real estate, global logistics and infrastructure.

In its target markets, the company focuses on HTD® facilities, industrial properties designed to facilitate the rapid distribution of its customers’ products rather than the long term storage of goods. The company’s investment focus on HTD® assets is based on what it believes to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical and locational characteristics that allow for the rapid transport of goods from point to point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. The company believes that these building characteristics help its customers to reduce their costs and become more efficient in their delivery systems. The locational characteristics feature large, supply-constrained infill locations with dense populations and proximity to seaports, airports and major freeway interchanges. The company’s customers comprise logistics, freight forwarding and air-express companies with time-sensitive needs that value facilities that are proximate to transportation infrastructure.

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades, as the correlation between industrial demand and U.S. imports and exports is approximately 80%. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. Trade and GDP are closely interrelated as higher levels of investment, production and consumption within a globalized country are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will continue to increase at a rate well in excess of global GDP. International Monetary Fund (IMF) forecasts indicated that global trade fell by more than 12% in 2009, the steepest decline in modern history. This compares to a forecasted decline of only 1% in global GDP. Current 2010 consensus estimates for the U.S. and global GDP growth are 2.7% and 3.9%, respectively, which the company believes should result in a significant rebound in trade and industrial real estate demand.

Primary Sources of Revenue and Earnings

The primary source of the company’s core earnings is revenues received from its real estate operations and private capital business. The principal contributor of its core earnings is rent received from customers under long-term (generally three to ten years) operating leases at its properties, including reimbursements from customers for certain operating costs and asset management fees. The company also generates core earnings from its private capital business, which include priority distributions, acquisition and development fees, promote interests and incentive distributions from its co-investment ventures. The company may generate additional earnings from the disposition of assets in its development-for-sale and value-added conversion programs as well as from land sales.

Long-Term Growth Strategies

The company believes that its long-term growth will be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	raise third-party equity and grow its earnings from its private capital business from the acquisition of new properties or through the possible contribution of properties;

•	acquire industrial real estate with total returns above the company’s cost of capital; and

•	develop properties profitably and either to hold or to sell these development properties to third parties.

Growth through Operations

The company seeks to generate long-term internal growth by maintaining a high occupancy rate at its properties, by controlling expenses and through contractual rent increases on existing space and thus capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. The company actively manages its portfolio by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. With respect to its leasing strategies, the company takes a long-term view to ensure that it maximizes the value of its real estate. As the company continues to work through a challenging operating environment and to provide flexibility to its customers, the company evaluates and adjusts its leasing strategies for market terms and leasing rates, which may include leasing terms of less than four years in duration. The company believes that its long-standing focus on customer relationships and ability to provide global solutions for a well-diversified customer base in the logistics, shipping, and air cargo industries will enable it to capitalize on opportunities as they arise.

The company believes that the strategic locations within its portfolio, the experience of its cycle-tested operations team and its ability to respond quickly to the needs of its customers provides a competitive advantage in leasing. The company believes that its regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies that provide benefit to it and its customers.

Growth through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 26 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with institutional investors. More than 60% of the company’s owned and managed operating portfolio is held through its eight co-investment ventures. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company is the largest investor in its funds and owns a 10-50% interest in its co-investment ventures. The company believes that its significant ownership of 10-50% in each of its funds provides a strong alignment of its interest with its co-investment partners’ interests.

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

Growth through Acquisitions and Capital Redeployment

The company’s acquisition experience and its network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to its internal resources, the company has long-term relationships with lenders, leasing and investment sales brokers, as well as third-party local property management firms, which may give it access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. The company is actively monitoring its target markets and may seek opportunities to selectively acquire high-quality, well-located industrial real estate. The company strives to enhance the quality of its portfolio through acquisitions that are accretive to the company’s earnings and its net asset value. In addition, the company seeks to redeploy capital from the sale of non-strategic assets into properties that better fit its current investment focus.

The company is generally engaged in various stages of negotiations for a number of acquisitions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios and platforms or property owning or real estate-related entities.

Growth through Development

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. Despite the cyclical downturn in the U.S. and global economy, the company believes that, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia, Europe and Brazil. The company believes that the development, redevelopment and expansion of well-located, high-quality industrial properties provide attractive investment opportunities at higher rates of return, due to the development risk, than may be obtained from the purchase of existing properties. Through the deployment of its in-house development and redevelopment expertise, the company seeks to create value both through new construction and the acquisition and management of redevelopment opportunities. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment may require significant capital investment, to maximize their returns. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital. Completed development and redevelopment properties are held in its owned and managed portfolio or sold to third parties.

The company believes that its long-standing focus on infill locations creates a unique opportunity to enhance value through the conversion of select industrial properties to higher and better uses. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from an industrial facility to a higher and better use, including use as research & development, office, residential, retail, or manufacturing properties. Activities required to prepare the property for conversion to a higher and better use may include rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate higher and better use and, as such, little to no residual value is ascribed to the industrial building. Generally, the company expects to sell to third parties these value-added conversion projects at some point in the re-entitlement and conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use. The company believes that its global market presence and expertise will enable it to generate and capitalize on a diverse range of development opportunities over the long term.

The company’s development team has experience in real estate development, both with the company and with local, national or international development firms. Although the company has reduced its development staff in correlation to reduced levels of development activity, the company has retained certain key investment and development personnel in its most productive platforms around the globe to preserve its long-term growth potential. This core development team possesses multidisciplinary backgrounds that allows for the completion of the build-out of the company’s development pipeline, as well as the temporary deployment of some of the team members in leasing, operations and customer service, as it completes the build-out and lease-up of its current development pipeline.

See Part IV, Item 15: Note 18 of “Notes to Consolidated Financial Statements” for segment information related to the company’s operations and information regarding geographic areas.

ITEM 1A.	Risk Factors

BUSINESS RISKS

The company’s operations involve various risks that could have adverse consequences to it. These risks include, among others:

Risks of the Current Economic Environment

Disruptions in the global capital and credit markets may adversely affect the company’s business, results of operations, cash flows and financial condition.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions, slower growth and recession in most major economies during 2009. Although signs of recovery may exist, there are continued concerns about the systemic impact of inflation, the availability and cost of credit, a declining real estate market, and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. These conditions, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, contributed to unprecedented levels of volatility in the capital markets during 2009. Any additional, continued or recurring disruptions in the capital and credit markets may adversely affect the company’s business, results of operations, cash flows and financial condition.

As a result of these market conditions, the cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While the company currently believes that it has sufficient working capital and capacity under its credit facilities in the near term, continued or recurring turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect its liquidity and financial condition, as well as the liquidity and financial condition of its customers. If these market conditions persist, recur or worsen in the long term, they may limit the company’s ability, and the ability of its customers, to timely replace maturing liabilities, and access the credit markets to meet liquidity needs.

If the long-term debt ratings of the operating partnership fall below its current levels, the borrowing cost of debt under its unsecured credit facilities and certain term loans may increase. In addition, if the long-term debt ratings of the operating partnership fall below investment grade, it may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable; however, the lack of other currency borrowings does not affect its ability to fully draw down under the credit facilities or term loans. While the operating partnership currently does not expect its long-term debt ratings to fall below investment grade, in the event that its ratings do fall below those levels, it may be unable to exercise its options to extend the term of its credit facilities, and the loss of its ability to borrow in foreign currencies could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes. In addition, the company cannot assure you that additional, continuing or recurring long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-party financial institutions as a result of such disruptions will not have an adverse effect on the operating partnership’s borrowing capacity and liquidity position. The operating partnership’s access to funds under its credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to the operating partnership. The company cannot assure you that if one of the operating partnership’s lenders fails (some of whom are lenders under a number of the operating partnership’s facilities), the operating partnership will be successful in finding a replacement lender and, as a result, its borrowing capacity under the applicable facilities may be permanently reduced. If the company does not have sufficient cash flows and income from its operations to meet its financial commitments and those lenders are not able to meet their funding commitments to the operating partnership, the company’s business, results of operations, cash flows and financial condition could be adversely affected.

Certain of the company’s third-party indebtedness is held by the company’s consolidated or unconsolidated joint ventures. In the event that the company’s joint venture partner is unable to meet its obligations under the joint venture agreements or the third-party debt agreements, the company may elect to pay its joint venture partner’s portion of debt to avoid foreclosure on the mortgaged property or permit the lender to foreclose on the mortgaged property to meet the joint venture’s debt obligations. In either case, the company could face a loss of income and asset value on the property.

There can be no assurance that the markets will stabilize in the near future or that the company will choose to or be able to increase its levels of capital deployment at such time or ever. In addition, a continued increase in the cost of credit and inability to access the capital and credit markets may adversely impact the occupancy of the company’s properties, the disposition of its properties, private capital raising and contribution of properties to its co-investment ventures. For example, an inability to fully lease the company’s properties may result in such properties not meeting the company’s investment criteria for contributions to its co-investment ventures. If the company is unable to contribute completed development properties to its co-investment ventures or sell its completed development projects to third parties, the company will not be able to recognize gains from the contribution or sale of such properties and, as a result, the net income available to the parent company’s common stockholders and its funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect the company’s customers may adversely impact its business and financial condition. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or the company’s co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts the company’s net asset value. In addition, the operating partnership may face difficulty in refinancing its mortgage debt, or may be unable to refinance such debt at all, if its property values significantly decline. Such a decline may also cause a default under the loan-to-value covenants in some of the company’s joint ventures’ mortgage debt, which may require its joint ventures to re-margin or pay down a portion of the applicable debt. There can be no assurance, however, that in such an event, the company will be able to do so to prevent foreclosure.

In the event that the company does not have sufficient cash available to it through its operations to continue operating its business as usual, the company may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties, whether or not they otherwise meet the company’s strategic objectives to keep in the long term, at less than optimal terms; issuing and selling its debt and equity in public or private transactions under less than optimal conditions; entering into leases with its customers at lower rental rates or less than optimal terms; or entering into lease renewals with its existing customers without an increase in rental rates at turnover. There can be no assurance, however, that such alternative ways to increase the company’s liquidity will be available to the company. Additionally, taking such measures to increase the company’s liquidity may adversely affect its business, results of operations and financial condition.

As of December 31, 2009, the company had $187.2 million in cash and cash equivalents. The company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in its operating accounts. The invested cash is invested in money market funds that invest solely in direct obligations of the government of the United States or in time deposits with certain financial institutions. To date, the company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the company also has a significant amount of cash deposits in its operating accounts that are with third-party financial institutions, and, as of December 31, 2009, the amount in such deposits was approximately $159.4 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the company has experienced no loss or lack of access to cash in its operating accounts.

The price per share of the parent company’s stock may decline or fluctuate significantly.

The market price per share of the parent company’s common stock may decline or fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in the parent company’s operating results or dividends or the parent company’s payment of dividends in shares of its stock;

•	changes in its funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance existing debt;

•	breaches of covenants and defaults under the operating partnership’s credit facilities and other debt;

•	decreasing (or uncertainty in) real estate valuations, market rents and rental occupancy rates;

•	a change in analyst ratings or the operating partnership’s credit ratings;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the parent company’s stock to demand a higher annual yield from future dividends;

•	adverse market reaction to any additional debt the operating partnership incurs in the future or any other capital market activity the company may conduct, including additional issuances of parent company stock;

•	adverse market reaction to the company’s strategic initiatives and their implementation;

•	changes in market valuations of similar companies;

•	publication of research reports about the parent company or the real estate industry;

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	terrorist activity may adversely affect the markets in which the company’s securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•	governmental regulatory action and changes in tax laws; and

•	the realization of any of the other risk factors included in this report.

Many of the factors listed above are beyond the company’s control. These factors may cause the market price of shares of the parent company’s common stock to decline, regardless of its financial condition, results of operations, business or its prospects.

Debt Financing Risks

The company faces risks associated with the use of debt to fund its business activities, including refinancing and interest rate risks.

As of December 31, 2009, the operating partnership had total debt outstanding of $3.2 billion. As of December 31, 2009, the parent company guaranteed $1.2 billion of the operating partnership’s obligations with respect to the senior debt securities referenced in the parent company’s financial statements. The operating partnership is subject to risks normally associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest. It is likely that the operating partnership will need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the operating partnership may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of its existing debt. If the operating partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then the operating partnership expects that its cash flow will not be sufficient in all years to repay all such maturing debt and to pay distributions to its unitholders, including the parent company, which, in turn, will be unable to pay cash dividends to its stockholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact the operating partnership as well. If interest rates increase, the operating partnership’s interest costs and overall costs of capital will increase, which could adversely affect its financial condition, results of operation and cash flow, the market price of the parent company’s stock, the operating partnership’s ability to pay principal and interest on its debt and to pay distributions to its unitholders, the parent company’s ability to pay cash dividends to its stockholders and the operating partnership’s capital deployment activity. In addition, there may be circumstances that will require the operating partnership to obtain amendments or waivers to provisions in its credit facilities or other financings. There can be no assurance that the operating partnership will be able to obtain necessary amendments or waivers at all or without significant expense. In such case, the operating partnership may not be able to fund its business activities as planned, within budget or at all.

In addition, if the company mortgages one or more of its properties to secure payment of indebtedness and the company is unable to meet mortgage payments, then the property could be foreclosed upon or transferred to the lender with a consequent loss of income and asset value. A foreclosure on one or more of the company’s properties could adversely affect its financial condition, results of operations, cash flow and ability to pay distributions to the operating partnership’s unitholders and cash dividends to the parent company’s stockholders, and the market price of the parent company’s stock.

As of December 31, 2009, the company had outstanding bank guarantees in the amount of $0.4 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of December 31, 2009, the company also guaranteed $47.9 million and $106.7 million on outstanding loans for six of its consolidated co-investment ventures and four of its unconsolidated co-investment ventures, respectively. Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment venture funds. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements were $260.6 million as of December 31, 2009. The company intends to continue to guarantee debt of its unconsolidated co-investment venture funds and make additional contributions to its unconsolidated co-investment venture funds in connection with property contributions to the funds. Such payment obligations under such guarantees and contribution obligations under such contribution agreements, if required to be paid, could be of a magnitude that could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock.

Adverse changes in the company’s credit ratings could negatively affect its financing activity.

The credit ratings of the operating partnership’s senior unsecured long-term debt and the parent company’s preferred stock are based on its operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of the company. The company’s credit ratings can affect the amount of capital it can access, as well as the terms and pricing of any debt the operating partnership may incur. There can be no assurance that the company will be able to maintain its current credit ratings, and in the event its current credit ratings are downgraded, the company would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in the company’s credit ratings may trigger additional payments or other negative consequences under its current and future credit facilities and debt instruments. For example, if the operating partnership’s credit ratings of its senior unsecured long-term debt are downgraded to below investment grade levels, the operating partnership may not be able to obtain or maintain extensions on certain of its existing debt. Adverse changes in the operating partnership’s credit ratings could negatively impact its refinancing and other capital market activities, its ability to manage its debt maturities, its future growth, its financial condition, the market price of the parent company’s stock, and its development and acquisition activity.

Covenants in the operating partnership’s debt agreements could adversely affect its financial condition.

The terms of the operating partnership’s credit agreements and other indebtedness require that it complies with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in the operating partnership’s operations, and its failure to comply with these covenants could cause a default under the applicable debt agreement even if it has satisfied its payment obligations. As of December 31, 2009, the operating partnership had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If the operating partnership defaults on any of these loans, it may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on the operating partnership’s properties, or its inability to refinance its loans on favorable terms, could adversely impact its financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders or distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock. In addition, the operating partnership’s credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that its other material indebtedness is in default. These cross-default provisions may require the operating partnership to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect the operating partnership’s financial condition, results of operations, cash flow and ability to pay distributions to its unitholders and the parent company’s ability to pay cash dividends to its stockholders and the market price of its stock.

Failure to hedge effectively against exchange and interest rates may adversely affect results of operations.

The company seeks to manage its exposure to exchange and interest rate volatility by using exchange and interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing the company’s exposure to exchange or interest rate changes and that a court could rule that such agreements are not legally enforceable. Hedging may reduce overall returns on the company’s investments. Failure to hedge effectively against exchange and interest rate changes may materially adversely affect the company’s results of operations.

The company is dependent on external sources of capital.

In order to qualify as a real estate investment trust, the parent company is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and is subject to tax to the extent its income is not fully distributed. While historically the parent company has satisfied these distribution requirements by making cash distributions to its stockholders, the parent company may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, recent Internal Revenue Service guidance allows the parent company to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of its stock, if certain conditions are met. Assuming the parent company continues to satisfy these distribution requirements with cash, the parent company and the operating partnership may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order to maintain the parent company’s real estate investment trust status and avoid the payment of federal income and excise taxes, the parent company, through the operating partnership, may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The company’s ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of the company’s growth potential, its current and potential future earnings and cash distributions and the market price of its securities.

The operating partnership could incur more debt, increasing its debt service.

As of December 31, 2009, the operating partnership’s share of total debt-to-its share of total market capitalization ratio was 46.5%. The operating partnership’s definition of “the operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for the operating partnership’s definitions of “market equity” and “the operating partnership’s share of total debt.” As this ratio percentage increases directly with a decrease in the market price per share of the parent company’s capital stock, an unstable market environment will impact this ratio in a volatile manner. There can also be no assurance that the operating partnership would not become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to its unitholders and, in turn, the cash available to distribute to the parent company’s stockholders. Furthermore, if the operating partnership becomes more highly leveraged, the operating partnership may not be in compliance with the debt covenants contained in the agreements governing its co-investment ventures, which could adversely impact its private capital business.

Other Real Estate Industry Risks

The company’s performance and value are subject to general economic conditions and risks associated with its real estate assets.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If the company’s properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then the operating partnership’s ability to pay distributions to its unitholders (including the parent company) and, in turn, the parent company’s ability to pay cash dividends to its stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from, and the value of, the company’s properties may be adversely affected by:

•	changes in the general economic climate, such as the current one, including diminished access to or availability of capital (including difficulties in financing, refinancing and extending existing debt) and rising inflation (see “Risks of the Current Economic Environment”);

•	local conditions, such as oversupply of or a reduction in demand for industrial space;

•	the attractiveness of the company’s properties to potential customers;

•	competition from other properties;

•	the company’s ability to provide adequate maintenance and insurance;

•	increased operating costs;

•	increased cost of compliance with regulations;

•	the potential for liability under applicable laws (including changes in tax laws); and

•	disruptions in the global supply chain caused by political, regulatory or other factors, including terrorism.

In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates, diminished access to or availability of capital or declining demand for real estate, may result in a general decrease in rents, an increased occurrence of defaults under existing leases or greater difficulty in financing the company’s acquisition and development activities, which would adversely affect the company’s financial condition and results of operations. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of the company’s properties. To the extent that future attacks impact the company’s customers, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

The company’s properties are concentrated predominantly in the industrial real estate sector. As a result of this concentration, the company feels the impact of an economic downturn in this sector more acutely than if the company’s portfolio included other property types.

Declining real estate valuations and impairment charges could adversely affect the company’s earnings and financial condition.

The current economic downturn has generally resulted in lower real estate valuations, which has required the company to recognize real estate impairment charges on its assets. The company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the first test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. As a result of changing market conditions, the company re-evaluated the carrying value of its investments and recognized real estate impairment losses of $181.9 million during the year ended December 31, 2009 on certain of its investments.

The principal trigger which led to the impairment charges was the severe economic deterioration in some markets resulting in a decrease in leasing and rental rates, rising vacancies and an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value, which may include impairments relating to the company’s unconsolidated real estate as well as impairments relating to the company’s investments in its unconsolidated co-investment ventures. Investments in unconsolidated joint ventures are presented under the equity method. The equity method is used when the company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture. Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the company evaluates the investment for impairment by estimating the company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the company’s positive intent and ability to hold the investment until the forecasted recovery. If the company determines the loss in value is other than temporary, the company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. During the year ended December 31, 2009, the company did not record any impairment on its investments in unconsolidated co-investment ventures. There can be no assurance that the estimates and assumptions the company uses to assess impairments are accurate and will reflect actual results. A worsening real estate market may cause the company to reevaluate the assumptions used in its impairment analysis and its intent to hold, sell, develop or contribute properties. Impairment charges could adversely affect the company’s financial condition, results of operations and its ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock. See Part IV, Item 15: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations.

The company may be unable to lease vacant space or renew leases or relet space as leases expire.

As of December 31, 2009, on an owned and managed basis, the company’s occupancy average was 91.4% year-to-date and the leases on 13.1% of the company’s industrial properties (based on annualized base rent) will expire on or prior to December 31, 2010. The company derives most of its income from rent received from its customers. Accordingly, the company’s financial condition, results of operations, cash flow and its ability to pay dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock could be adversely affected if the company is unable to lease vacant space at favorable rents or terms or at all and to promptly relet or renew expiring leases or if the rental rates upon leasing, renewal or reletting are significantly lower than expected. There can be no assurance that the company will be able to lease its vacant space, renew its expiring leases, increase its occupancy to its historical averages or generally realize the potential of its currently low-yielding assets (including the build-out and leasing of its development platform). Periods of economic slowdown or recession are likely to adversely affect the company’s leasing activities. If a customer experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, the company’s ability to rent space and the rents that it can charge are impacted, not only by customer demand, but by the number of other properties the company has to compete with to appeal to customers.

The company could be adversely affected if a significant number of its customers are unable to meet their lease obligations.

The company’s results of operations, distributable cash flow and the value of the parent company’s stock would be adversely affected if a significant number of the company’s customers were unable to meet their lease obligations. In the current economic environment, it is likely that customer bankruptcies will increase. If a customer seeks the protection of bankruptcy, insolvency or similar laws, such customer’s lease may be terminated in the process and result in a reduction of cash flow to the company. In the event of a significant number of lease defaults and/or tenant bankruptcies, the company’s cash flow may not be sufficient to pay distributions to the operating partnership’s unitholders and cash dividends to the parent company’s stockholders and repay maturing debt and any other obligations. As of December 31, 2009, on an owned and managed basis, the company did not have any single customer account for annualized base rent revenues greater than 3.6%. However, in the event of lease defaults by a significant number of the company’s customers, the company may incur substantial costs in enforcing its rights as landlord.

The company may be unable to consummate acquisitions on advantageous terms or at all or acquisitions may not perform as it expects.

On a strategic and selective basis, the company may acquire U.S. or foreign properties, portfolios of properties or interests in property-owning or real-estate related entities and platforms, which could include large acquisitions that could increase the company’s size and alter its capital and organizational structure. Such acquisitions entail various risks, including the risks that the company’s investments may not perform or be accretive to the company’s value as it expects, that it may be unable to quickly and efficiently integrate its new acquisitions into its existing operations or, if applicable, contribute the acquired properties to a joint venture, that portfolio acquisitions may include non-core assets, that the new investments may come with unexpected liabilities and that the company’s cost estimates for developing or bringing an acquired property up to market standards may prove inaccurate. The company may not be able to acquire assets at values above the company’s cost of capital. In addition, the company expects to finance future acquisitions through a combination of borrowings under its unsecured credit facilities, proceeds from private or public equity or debt offerings (including issuances of operating partnership units) and proceeds from property divestitures, which may not be available at favorable pricing or at all and which could adversely affect the company’s cash flow. Further, the company faces significant competition for attractive investment opportunities from other real estate investors, including both publicly-traded real estate investment trusts and private institutional investors and funds. This competition increases as quality investment opportunities arise at favorable pricing and investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, the company may be unable to make additional investments as it desires or the purchase price of the investments may be significantly elevated. Also, the company may incur significant transaction-related costs in exploring and pursuing potential transactions it may not consummate. Any of the above risks could adversely affect the company’s financial condition, results of operations, cash flow and the ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock.

The company is subject to risks and liabilities in connection with forming new joint ventures, investing in new or existing joint ventures, attracting third party investment and owning properties through joint ventures and other investment vehicles.

As of December 31, 2009, approximately 88.1 million square feet of the company’s properties were held through joint ventures, limited liability companies or partnerships with third parties. The company’s organizational documents do not limit the amount of available funds that it may invest in partnerships, limited liability companies or joint ventures, and the company may and currently intends to develop and acquire properties through joint ventures, limited liability companies, partnerships with and investments in other entities when warranted by the circumstances. However, there can be no assurance that the company will be able to form new joint ventures, attract third party investment or make additional investments in new or existing joint ventures, successfully develop or acquire properties through such joint ventures, or realize value from such joint ventures. The company’s inability to do so may have an adverse effect on the company’s growth, its earnings and the market price of the parent company’s securities.

Joint venture partners may share certain approval rights over major decisions and some partners may manage the properties in the joint venture investments. Joint venture investments involve certain risks, including:

•	if the company’s joint venture partners go bankrupt, then the company and any other remaining partners may generally remain liable for the investment’s liabilities;

•	if the company’s joint venture partners fail to fund their share of any required capital contributions, then the company may choose to or be required to contribute such capital;

•	the company may, under certain circumstances, guarantee all or a portion of the joint venture’s debt, which may require the company to pay an amount greater than its investment in the joint venture;

•	the company’s joint venture partners might have economic or other business interests or goals that are inconsistent with the company’s business interests or goals that would affect the company’s ability to operate the property;

•	the company’s joint venture partners may have the power to act contrary to the company’s instructions, requests, policies or objectives, including its current policy with respect to maintaining the parent company’s qualification as a real estate investment trust;

•	the joint venture or other governing agreements often restrict the transfer of an interest in the joint venture or may otherwise restrict the company’s ability to sell the interest when it desires or on advantageous terms;

•	the company’s relationships with its joint venture partners are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, the company may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•	disputes between the company and its joint venture partners may result in litigation or arbitration that would increase the company’s expenses and prevent its officers and directors from focusing their time and effort on the company’s business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•	the company may in certain circumstances be liable for the actions of its joint venture partners.

The company generally seeks to maintain sufficient control or influence over its joint ventures to permit it to achieve its business objectives; however, the company may not be able to do so, and the occurrence of one or more of the events described above could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock.

The company may not be successful in contributing properties to its co-investment ventures.

The company may contribute or sell properties to certain of its co-investment ventures on a case-by-case basis. However, the company may fail to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or its co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as forward commitments, loan maturities and future redemptions. If the co-investment ventures are unable to raise additional capital on favorable terms after available capital is depleted or if the value of properties to be contributed or sold to the co-investment ventures are appraised at less than the cost of such properties, then such contributions or sales could be delayed or prevented, adversely affecting the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock.

A delay in these contributions could result in adverse effects on the company’s liquidity and on its ability to meet projected earnings levels in a particular reporting period, which could have an adverse effect on the company’s results of operations, distributable cash flow and the value of its securities.

The company may be unable to complete divestitures on advantageous terms or at all.

The company may divest itself of properties, which are currently in its portfolio, are held for sale or which otherwise do not meet its strategic objectives. The company may, in certain circumstances, divest itself of properties to increase its liquidity or to capitalize on opportunities that arise. The company’s ability to dispose of properties on advantageous terms or at all depends on factors beyond its control, including competition from other sellers, current market conditions (including capitalization rates applicable to its properties) and the availability of financing for potential buyers of its properties. If the company is unable to dispose of properties on favorable terms or at all or redeploy the proceeds of property divestitures in accordance with its investment strategy, then the company’s financial condition, results of operations, cash flow, ability to meet its debt obligations in a timely manner and the ability to pay cash dividends and distributions could be adversely affected, which could also negatively impact the market price of the parent company’s stock.

Actions by the company’s competitors may affect the company’s ability to divest properties and may decrease or prevent increases of the occupancy and rental rates of the company’s properties.

The company competes with other owners, operators and developers of real estate, some of which own properties similar to the company’s properties in the same submarkets in which the company’s properties are located. If the company’s competitors sell assets similar to assets the company intends to divest in the same markets and/or at valuations below the company’s valuations for comparable assets, the company may be unable to divest its assets at favorable pricing or on favorable terms or at all. In addition, if the company’s competitors offer space at rental rates below current market rates or below the rental rates the company currently charges its customers, the company may lose potential customers, and the company may be pressured to reduce its rental rates below those the company currently charges in order to retain customers when its customers’ leases expire. As a result, the company’s financial condition, cash flow, cash available for distributions and dividends and, trading price of the parent company’s stock and ability to satisfy the operating partnership’s debt service obligations could be materially adversely affected.

The company may be unable to complete renovation, development and redevelopment projects on advantageous terms or at all.

On a strategic and selective basis, the company may develop, renovate and redevelop properties. After the financial and real estate markets stabilize, the company may expand its investment in its development, renovation and redevelopment business and complete the build-out and leasing of its development platform. The company may also develop, renovate and redevelop properties in newly formed development joint ventures into which the company may contribute assets. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock, which include the following risks:

•	the company may not be able to obtain financing for development projects on favorable terms or at all and complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties, generating cash flow and, if applicable, contributing properties to a joint venture;

•	the company may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	the company may not be able to lease properties on favorable terms or at all;

•	construction costs, total investment amounts and the company’s share of remaining funding may exceed the company’s estimates and projects may not be completed, delivered or stabilized as planned;

•	the company may not be able to attract third party investment in new development joint ventures or sufficient customer demand for its product;

•	the company may not be able to capture the anticipated enhanced value created by its value-added conversion projects on its expected timetables or at all;

•	the company may not be able to successfully form development joint ventures or capture value from such newly formed ventures;

•	the company may fail to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or its co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements such as future redemptions;

•	the company may experience delays (temporary or permanent) if there is public opposition to its activities;

•	substantial renovation, new development and redevelopment activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from the company’s day-to-day operations; and

•	upon completion of construction, the company may not be able to obtain, on advantageous terms or at all, permanent financing for activities that it has financed through construction loans.

Real estate investments are relatively illiquid, making it difficult for the company to respond promptly to changing conditions.

Real estate assets are not as liquid as certain other types of assets. Further, the Internal Revenue Code regulates the number of properties that the parent company, as a real estate investment trust, can dispose of in a year, their tax bases and the cost of improvements that the parent company makes to the properties. In addition, a portion of the properties held directly or indirectly by certain of the company’s subsidiary partnerships were acquired in exchange for limited partnership units in the applicable partnership. The contribution agreements for such properties may contain restrictions on certain sales, exchanges or other dispositions of these properties, or a portion thereof, which result in a taxable transaction for specified periods, following the contribution of these properties to the applicable partnership. These limitations may affect the company’s ability to sell properties. This lack of liquidity and the Internal Revenue Code restrictions may limit the company’s ability to vary its portfolio promptly in response to changes in economic or other conditions and, as a result, could adversely affect the company’s financial condition, results of operations and cash flow, the market price of the parent company’s stock, the ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the operating partnership’s ability to access capital necessary to meet its debt payments and other obligations.

Risks Associated with the Company’s International Business

The company’s international activities are subject to special risks and it may not be able to effectively manage its international business.

The company acquired and developed, and may continue to acquire and develop on a strategic and selective basis, properties and operating platforms outside the United States. Because local markets affect the company’s operations, the company’s international investments are subject to economic fluctuations in the international locations in which the company invests. Access to capital may be more restricted, or unavailable on favorable terms or at all, in certain locations. In addition, the company’s international operations are subject to the usual risks of doing business abroad such as revisions in tax treaties or other laws and regulations, including those governing the taxation of the company’s international revenues, restrictions on the transfer of funds, and, in certain parts of the world, uncertainty over property rights, terrorist or gang-related activities, civil unrest and political instability. The company cannot predict the likelihood that any of these developments may occur. Further, the company has entered, and may in the future enter, into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. The company cannot accurately predict whether such a forum would provide it with an effective and efficient means of resolving disputes that may arise. Further, even if the company is able to obtain a satisfactory decision through arbitration or a court proceeding, the company could have difficulty enforcing any award or judgment on a timely basis or at all.

The company also has offices in many countries outside the United States and, as a result, the company’s operations may be subject to risks that may limit its ability to effectively establish, staff and manage its offices outside the United States, including:

•	differing employment practices and labor issues;

•	local business and cultural factors that differ from the company’s usual standards and practices;

•	regulatory requirements and prohibitions that differ between jurisdictions; and

•	health concerns.

The company’s global growth (including growth in new regions in the United States) subjects the company to certain risks, including risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with regulations such as the Foreign Corrupt Practices Act. In addition, payroll expenses are paid in local currencies and, therefore, the company is exposed to risks associated with fluctuations in the rate of exchange between the U.S. dollar and these currencies.

Further, the company’s business has grown rapidly and may continue to grow in a strategic and deliberate manner. If the company fails to effectively manage its international growth, then the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock could be adversely affected.

The company is subject to risks from potential fluctuations in exchange rates between the U.S. dollar and the currencies of the other countries in which it invests.

The company may pursue growth opportunities in international markets on a strategic and selective basis. As the company invests in countries where the U.S. dollar is not the national currency, the company is subject to international currency risks from the potential fluctuations in exchange rates between the U.S. dollar and the currencies of those other countries. A significant depreciation in the value of the currency of one or more countries where the company has a significant investment may materially affect its results of operations. The company attempts to mitigate any such effects by borrowing in the currency of the country in which it is investing and, under certain circumstances, by putting in place international currency put option contracts to hedge exchange rate fluctuations. For leases denominated in international currencies, the company may use derivative financial instruments to manage the international currency exchange risk. The company cannot assure you, however, that its efforts will successfully neutralize all international currency risks.

Acquired properties may be located in new markets, where the company may face risks associated with investing in an unfamiliar market.

The company has acquired and may continue to acquire properties, portfolios of properties, interests in real-estate related entities or platforms on a strategic and selective basis in international markets that are new to it. When the company acquires properties or platforms located in these markets, it may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. The company works to mitigate such risks through extensive diligence and research and associations with experienced partners; however, there can be no guarantee that all such risks will be eliminated.

General Business Risks

The company’s performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.

As of December 31, 2009, the company’s industrial properties located in California represented 22.6% of the aggregate square footage of its industrial operating properties and 21.0% of its industrial annualized base rent, on an owned and managed basis. The company’s revenue from, and the value of, its properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties the company has located in California, a downturn in California’s economy or real estate conditions could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to its stockholders and the market price of its stock.

The company faces risks associated with short-term liquid investments.

The company continues to have significant cash balances that it invests in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances the company may be required to redeem all or part of its investment, and its right to redeem some or all of its investment may be delayed or suspended. In addition, there is no guarantee that the company’s investments in these securities or funds will be redeemable at par value. A decline in the value of the company’s investment or a delay or suspension of its right to redeem may have an adverse effect on the company’s results of operations or financial condition.

The company may experience losses that its insurance does not cover.

The company carries commercial liability, property and rental loss insurance covering all the properties that it owns and manages in types and amounts that it believes are adequate and appropriate given the relative risks applicable to the property, the cost of coverage and industry practice. Certain losses, such as those due to terrorism, windstorms, floods or seismic activity, may be insured subject to certain limitations, including large deductibles or co-payments and policy limits. Although the company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that the company considers commercially reasonable given the cost and availability of such coverage, the company cannot be certain that it will be able to renew coverage on comparable terms or collect under such policies. In addition, there are other types of losses, such as those from riots, bio-terrorism or acts of war, that are not generally insured in the company’s industry because it is not economically feasible to do so. The company may incur material losses in excess of insurance proceeds and it may not be able to continue to obtain insurance at commercially reasonable rates. Given current market conditions, there can also be no assurance that the insurance companies providing the company’s coverage will not fail or have difficulty meeting their coverage obligations to the company. Furthermore, the company cannot assure you that its insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If the company experiences a loss that is uninsured or that exceeds its insured limits with respect to one or more of its properties or if the company’s insurance companies fail to meet their coverage commitments to it in the event of an insured loss, then the company could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then the company would remain obligated for any mortgage debt or other financial obligations related to the properties. Moreover, as the general partner of the operating partnership, the parent company generally will be liable for all of the operating partnership’s unsatisfied recourse obligations, including any obligations incurred by the operating partnership as the general partner of co-investment ventures. Any such losses or higher insurance costs could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock.

A number of the company’s properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. The company’s largest concentration of such properties is in California where, on an owned and managed basis, as of December 31, 2009, the company had 280 industrial buildings, aggregating approximately 30.0 million square feet and representing 22.6% of its industrial operating properties based on aggregate square footage and 21.0% based on industrial annualized base rent, on an owned and managed basis. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. The company carries earthquake insurance on all of its properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that it believes are commercially reasonable. The company evaluates its earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

A number of the company’s properties are located in areas that are known to be subject to hurricane and/or flood risk. The company carries hurricane and flood hazard insurance on all of its properties located in areas historically subject to such activity, subject to coverage limitations and deductibles that it believes are commercially reasonable. The company evaluates its insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Contingent or unknown liabilities could adversely affect the company’s financial condition.

The company has acquired and may in the future acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against the company based upon ownership of any of these entities or properties, then the company might have to pay substantial sums to settle it, which could adversely affect its cash flow. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	losses in excess of the company’s insured coverage;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax, legal and regulatory liabilities;

•	claims of customers, vendors or other persons dealing with the company’s predecessors prior to its formation or acquisition transactions that had not been asserted or were unknown prior to the company’s formation or acquisition transactions; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the company’s properties.

Risks Associated with the Company’s Dependence on Key Personnel

The company depends on the efforts of its executive officers and other key employees. From time to time, the company’s personnel and their roles may change. As part of the company’s cost savings plan, the company has reduced its total global headcount and may do so again in the future. While the company believes that it has retained its key talent, left its global platform intact and can find suitable employees to meet its personnel needs, the loss of key personnel, any change in their roles, or the limitation of their availability could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock. The company does not have employment agreements with any of its executive officers.

Because the company’s compensation packages include equity-based incentives, pressure on the parent company’s stock price or limitations on the company’s ability to award such incentives could affect the company’s ability to offer competitive compensation packages to its executives and key employees. If the company is unable to continue to attract and retain its executive officers, or if compensation costs required to attract and retain key employees become more expensive, the company’s performance and competitive position could be materially adversely affected.

Conflicts of Interest Risks

Some of the company’s directors and executive officers are involved in other real estate activities and investments and, therefore, may have conflicts of interest with the company.

From time to time, certain of the company’s executive officers and directors may own interests in other real-estate related businesses and investments, including de minimis holdings of the equity securities of public and private real estate companies. The company’s executive officers’ involvement in other real estate-related activities could divert their attention from the company’s day-to-day operations. The company’s executive officers have entered into non-competition agreements with the company pursuant to which they have agreed not to engage in any activities, directly or indirectly, in respect of commercial real estate, and not to make any investment in respect of any industrial or retail real estate, other than through ownership of not more than 5% of the outstanding shares of a public company engaged in such activities or through certain specified investments. State law may limit the company’s ability to enforce these agreements. The company will not acquire any properties from its executive officers, directors or their affiliates unless the transaction is approved by a majority of the disinterested and independent (as defined by the rules of the New York Stock Exchange) members of the parent company’s board of directors with respect to that transaction.

The parent company’s role as general partner of the operating partnership may conflict with the interests of its stockholders.

As the general partner of the operating partnership, the parent company has fiduciary obligations to the operating partnership’s limited partners, the discharge of which may conflict with the interests of the parent company’s stockholders. In addition, those persons holding limited partnership units will have the right to vote as a class on certain amendments to the operating partnership’s partnership agreement and individually to approve certain amendments that would adversely affect their rights. The limited partners may exercise these voting rights in a manner that conflicts with the interests of the parent company’s stockholders. In addition, under the terms of the operating partnership’s partnership agreement, holders of limited partnership units will have approval rights with respect to specified transactions that affect all stockholders but which they may not exercise in a manner that reflects the interests of all stockholders.

Risks Associated with Government Regulations

The costs of compliance with environmental laws and regulations and any related potential liability could exceed the company’s budgets for these items.

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

Environmental laws in some countries, including the United States, also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of the company’s properties are known to contain asbestos-containing building materials.

In addition, some of the company’s properties are leased or have been leased, in part, to owners and operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances, creating a potential for the release of such hazardous or toxic substances. Further, certain of the company’s properties are on, adjacent to or near other properties that have contained or currently contain petroleum products or other hazardous or toxic substances, or upon which others have engaged, are engaged or may engage in activities that may release such hazardous or toxic substances. From time to time, the company may acquire properties, or interests in properties, with known adverse environmental conditions where the company believes that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, the company underwrites the costs of environmental investigation, clean-up and monitoring into the acquisition cost and obtains appropriate environmental insurance for the property. Further, in connection with certain divested properties, the company has agreed to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

At the time of acquisition, the company subjects all of its properties to a Phase I or similar environmental assessments by independent environmental consultants and the company may have additional Phase II testing performed upon the consultant’s recommendation. These environmental assessments have not revealed, and the company is not aware of, any environmental liability that it believes would have a material adverse effect on the company’s financial condition or results of operations taken as a whole. Nonetheless, it is possible that the assessments did not reveal all environmental liabilities and that there are material environmental liabilities unknown to the company, or that known environmental conditions may give rise to liabilities that are greater than the company anticipated. Further, the company’s properties’ current environmental condition may be affected by customers, the condition of land, operations in the vicinity of the properties (such as releases from underground storage tanks) or by unrelated third parties. If the costs of compliance with existing or future environmental laws and regulations exceed the company’s budgets for these items, then the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock could be adversely affected.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If the company is required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then the company’s cash flow and the amounts available for dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders may be adversely affected. The company’s properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life-safety requirements. The company could incur fines or private damage awards if it fails to comply with these requirements. While the company believes that its properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by the company that will affect its cash flow and results of operations.

Federal Income Tax Risks

The parent company’s failure to qualify as a real estate investment trust would have serious adverse consequences to its stockholders.

The parent company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ended December 31, 1997. The parent company believes it has operated so as to qualify as a real estate investment trust under the Internal Revenue Code and believes that the parent company’s current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable it to continue to qualify as a real estate investment trust. However, it is possible that the parent company has been organized or has operated in a manner that would not allow it to qualify as a real estate investment trust, or that the parent company’s future operations could cause it to fail to qualify. Qualification as a real estate investment trust requires the parent company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the parent company’s control. For example, in order to qualify as a real estate investment trust, the parent company must derive at least 95% of its gross income in any year from qualifying sources. In addition, the parent company must pay dividends to its stockholders aggregating annually at least 90% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. While historically the parent company has satisfied the distribution requirement discussed above by making cash distributions to its stockholders, the parent company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, recent Internal Revenue

Service guidance allows the parent company to satisfy up to 90% of this distribution requirement through the distribution of shares of its stock, if certain conditions are met. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a real estate investment trust are more complicated in the parent company’s case because it holds its assets through the operating partnership. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of such qualification. However, the parent company is not aware of any pending tax legislation that would adversely affect its ability to qualify as a real estate investment trust.

If the parent company fails to qualify as a real estate investment trust in any taxable year, the parent company will be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless the parent company is entitled to relief under certain statutory provisions, the parent company would be disqualified from treatment as a real estate investment trust for the four taxable years following the year in which the parent company lost its qualification. If the parent company lost its real estate investment trust status, the parent company’s net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, the parent company would no longer be required to make distributions to its stockholders.

Furthermore, the parent company owns a direct or indirect interest in certain subsidiary REITs which elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. Provided that each subsidiary REIT qualifies as a REIT, the parent company’s interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests, and any dividend income or gains derived by the parent company from such subsidiary REIT will generally be treated as income that qualifies for purposes of the REIT gross income tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. If such subsidiary REIT were to fail to qualify as a REIT, and certain relief provisions did not apply, it would be treated as a regular taxable corporation and its income would be subject to United States federal income tax. In addition, a failure of the subsidiary REIT to qualify as a REIT would have an adverse effect on the parent company’s ability to comply with the REIT income and asset tests, and thus the parent company’s ability to qualify as a REIT.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, the company may transfer or otherwise dispose of some of its properties, including by contributing properties to its co-investment venture funds. Under the Internal Revenue Code, any gain resulting from transfers of properties the company holds as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. The company does not believe that its transfers or disposals of property or its contributions of properties into its co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by the company or contributions of properties into the company’s co-investment venture funds are prohibited transactions. While the company believes that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, the company would be required to pay a 100% penalty tax on any gain allocable to the company from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect the company’s ability to satisfy the income tests for qualification as a real estate investment trust.

The parent company may in the future choose to pay dividends in its own stock, in which case you may be required to pay tax in excess of the cash you receive.

The parent company may distribute taxable dividends that are partially payable in cash and partially payable in its stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in the parent company’s stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of the parent company’s current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the parent company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the parent company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the parent company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the parent company’s stock.

Legislative or regulatory action could adversely affect the parent company’s stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and there can be no assurance that any such changes will not adversely affect the taxation of the parent company, the operating partnership, any stockholder of the parent company or any limited partner of the operating partnership.

Risks Associated with Ownership of the Parent Company’s Stock

Limitations in the parent company’s charter and bylaws could prevent a change in control.

Certain provisions of the parent company’s charter and bylaws may delay, defer or prevent a change in control or other transaction that could provide the holders of the parent company’s common stock with the opportunity to realize a premium over the then-prevailing market price for the common stock. To maintain the parent company’s qualification as a real estate investment trust for federal income tax purposes, not more than 50% in value of the parent company’s outstanding stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year after the first taxable year for which a real estate investment trust election is made. Furthermore, the parent company’s common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year (or a proportionate part of a short tax year). In addition, if the parent company, or an owner of 10% or more of the parent company’s stock, actually or constructively owns 10% or more of one of the parent company’s customers (or a customer of any partnership in which the company is a partner), then the rent received by the parent company (either directly or through any such partnership) from that customer will not be qualifying income for purposes of the real estate investment trust gross income tests of the Internal Revenue Code. To help the parent company maintain its qualification as a real estate investment trust for federal income tax purposes, the parent company prohibits the ownership, actually or by virtue of the constructive ownership provisions of the Internal Revenue Code, by any single person, of more than 9.8% (by value or number of shares, whichever is more restrictive) of the issued and outstanding shares of each of the parent company’s common stock, series L preferred stock, series M preferred stock, series O preferred stock, and series P preferred stock (unless such limitations are waived by the parent company’s board of directors). The parent company refers to this limitation as the “ownership limit.” The charter provides that shares acquired or held in violation of the ownership limit will be transferred to a trust for the benefit of a designated charitable beneficiary. The charter further provides that any person who acquires shares in violation of the ownership limit will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid for the shares or the amount realized from the sale. A transfer of shares in violation of the above limits may be void under certain circumstances. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the parent company’s stockholders’ ability to realize a premium over the then-prevailing market price for the shares of the parent company’s common stock in connection with such transaction.

The parent company’s charter authorizes it to issue additional shares of common and preferred stock and to establish the preferences, rights and other terms of any series or class of preferred stock that the parent company issues. The parent company’s board of directors could establish a series or class of preferred stock that could have the effect of delaying, deferring or preventing a transaction, including a change in control, that might involve a premium price for the common stock or otherwise be in the best interests of the parent company’s stockholders.

The parent company’s charter and bylaws and Maryland law also contain other provisions that may impede various actions by stockholders without the approval of the parent company’s board of directors, which in turn may delay, defer or prevent a transaction, including a change in control. The parent company’s charter and bylaws include the following provisions:

•	directors may be removed only for cause and only upon a two-thirds vote of stockholders;

•	the parent company’s board can fix the number of directors within set limits (which limits are subject to change by the parent company’s board), and fill vacant directorships upon the vote of a majority of the remaining directors, even though less than a quorum, or in the case of a vacancy resulting from an increase in the size of the board, a majority of the entire board;

•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and

•	the request of the holders of 50% or more of the parent company’s common stock is necessary for stockholders to call a special meeting.

Maryland law includes the following provisions:

•	a two-thirds vote of stockholders is required to amend the parent company’s charter; and

•	stockholders may only act by written consent with the unanimous approval of all stockholders entitled to vote on the matter in question.

In addition, the parent company’s board could elect to adopt, without stockholder approval, other provisions under Maryland law that may impede a change in control.

If the parent company issues additional securities, then the investment of existing stockholders will be diluted.

As the parent company is a real estate investment trust, the company is dependent on external sources of capital and the parent company may issue common or preferred stock and the operating partnership may issue debt securities to fund the company’s future capital needs. The company has the authority to issue shares of common stock or other equity or debt securities, and to cause the operating partnership or AMB Property II, L.P., one of the company’s subsidiaries, to issue limited partnership units, in exchange for property or otherwise. Existing stockholders have no preemptive right to acquire any additional securities issued by the operating partnership, AMB Property II, L.P., or the parent company and any issuance of additional equity securities may adversely affect the market price of the parent company’s stock and could result in dilution of an existing stockholder’s investment.

Earnings, cash dividends, asset value and market interest rates affect the price of the parent company’s stock.

As the parent company is a real estate investment trust, the market value of the parent company’s equity securities, in general, is based primarily upon the market’s perception of the parent company’s growth potential and its current and potential future earnings and cash dividends. The market value of the parent company’s equity securities is based secondarily upon the market value of its underlying real estate assets. For this reason, shares of the parent company’s stock may trade at prices that are higher or lower than its net asset value per share. To the extent that the parent company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the parent company’s underlying assets, may not correspondingly increase the market price of its stock. The parent company’s failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the parent company’s stock. Further, the distribution yield on the stock (as a percentage of the price of the stock) relative to market interest rates may also influence the price of the parent company’s stock. An increase in market interest rates might lead prospective purchasers of the parent company’s stock to expect a higher distribution yield, which would adversely affect the parent company’s stock’s market price. Additionally, if the market price of the parent company’s stock declines significantly, then the operating partnership might breach certain covenants with respect to its debt obligations, which could adversely affect the company’s liquidity and ability to make future acquisitions and the parent company’s ability to pay cash dividends to its stockholders and the operating partnership’s ability to pay distributions to its unitholders.

The parent company’s board of directors has decided to align the parent company’s regular dividend payments with the projected taxable income from recurring operations alone. The parent company may make special distributions going forward, as necessary, related to taxable income associated with any asset dispositions and gain activity. In the past, the parent company’s board of directors has suspended dividends to the parent company’s stockholders, and it is possible that they may do so again in the future, or decide to pay dividends in the parent company’s own stock as provided for in the Internal Revenue Code.

The parent company could change its investment and financing policies without a vote of stockholders.

Subject to the parent company’s current investment policy to maintain the parent company’s qualification as a real estate investment trust (unless a change is approved by the parent company’s board of directors under certain circumstances), the parent company’s board of directors determines the company’s investment and financing policies, its growth strategy and its debt, capitalization, distribution and operating policies. The parent company’s board of directors may revise or amend these strategies and policies at any time without a vote of stockholders. Any such changes may not serve the interests of all of the parent company’s stockholders or the operating partnership’s unitholders and could adversely affect the company’s financial condition or results of operations, including its ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders.

Shares available for future sale could adversely affect the market price of the parent company’s common stock.

The operating partnership and AMB Property II, L.P. had 3,376,141 common limited partnership units issued and outstanding as of December 31, 2009, all of which are currently exchangeable on a one-for-one basis into shares of the parent company’s common stock. In the future, the operating partnership or AMB Property II, L.P. may issue additional limited partnership units, and the parent company may issue shares of common stock, in connection with the acquisition of properties or in private placements. These shares of common stock and the shares of common stock issuable upon exchange of limited partnership units may be sold in the public securities markets over time, pursuant to registration rights that the parent company has granted, or may grant in connection with future issuances, or pursuant to Rule 144 under the Securities Act of 1933. In addition, common stock issued under the company’s stock option and incentive plans may also be sold in the market pursuant to registration statements that the parent company has filed or pursuant to Rule 144. As of December 31, 2009, under the company’s stock option and incentive plans, the company had 6,079,937 shares of common stock reserved and available for future issuance, had outstanding options to purchase 8,107,697 shares of common stock (of which 5,807,455 are vested and exercisable and 3,200,220 have exercise prices below market value at December 31, 2009) and had 918,753 unvested restricted shares of common stock outstanding. Future sales of a substantial number of shares of the parent company’s common stock in the market or the perception that such sales might occur could adversely affect the market price of the parent company’s common stock. Further, the existence of the common limited partnership units of the operating partnership and AMB Property II, L.P. and the shares of the parent company’s common stock reserved for issuance upon exchange of limited partnership units and the exercise of options, and registration rights referred to above, may adversely affect the terms upon which the parent company is able to obtain additional capital through the sale of equity securities.

Risks Associated with the Company’s Disclosure Controls and Procedures and Internal Control over Financial Reporting

The company’s business could be adversely impacted if it has deficiencies in its disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of the company’s disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of the company’s disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that the company’s internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, the company’s disclosure controls and procedures and internal control over financial reporting with respect to entities that the company does not control or manage or third-party entities that the company may acquire may be substantially more limited than those the company maintains with respect to the subsidiaries that the company has controlled or managed over the course of time. Deficiencies, including any material weakness, in the company’s internal control over financial reporting which may occur in the future could result in misstatements of the company’s results of operations, restatements of its financial statements, a decline in the parent company’s stock price, or otherwise materially adversely affect the company’s business, reputation, results of operations, financial condition or liquidity.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

INDUSTRIAL PROPERTIES

As of December 31, 2009, the company owned and managed 1,101 industrial buildings aggregating approximately 132.6 million rentable square feet (on a consolidated basis, the company had 684 industrial buildings aggregating approximately 73.7 million rentable square feet), excluding development and renovation projects and recently completed development projects available for sale or contribution, located in 47 global markets throughout the Americas, Europe and Asia. The company’s industrial properties were 91.2% leased to 2,481 customers, the largest of which accounted for no more than 3.6% of the company’s annualized base rent from its industrial properties. See Part IV, Item 15: Note 18 of “Notes to Consolidated Financial Statements” for segment information related to the company’s operations.

Property Characteristics.  The company’s industrial properties, which consist primarily of warehouse distribution facilities suitable for single or multiple customers, are typically comprised of multiple buildings.

The following table identifies types and characteristics of the company’s industrial buildings and each type’s percentage, based on square footage, of the company’s total owned and managed operating portfolio:

		December 31,
Building Type	Description	2009	2008

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-customer	55.3%	53.6%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-customer	34.8%	36.2%
Flex Industrial	Includes assembly or research & development, single or multi-customer	3.6%	3.4%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	2.3%	2.7%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	2.4%	2.5%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	1.0%	1.1%
Office	Single or multi-customer, used strictly for office	0.6%	0.5%

		100.0%	100.0%

Lease Terms.  The company’s industrial properties are typically subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance and operating costs, or are subject to leases on a “modified gross basis,” in which customers pay expenses over certain threshold levels. In addition, most of the company’s leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from three to ten years, with a weighted average of six years, excluding renewal options. However, the majority of the company’s industrial leases do not include renewal options.

Overview of Our Global Market Presence.  The company’s industrial properties are located in the following markets:

The Americas		Europe	Asia

Atlanta	Northern New Jersey/	Amsterdam	Beijing
Austin	New York City	Bremerhaven	Guangzhou
Baltimore/Washington D.C.	Orlando	Brussels	Nagoya
Boston	Querétaro	Frankfurt	Osaka
Chicago	Reynosa	Hamburg	Seoul
Dallas/Ft. Worth	San Francisco Bay Area	Le Havre	Shanghai
Guadalajara	Savannah	London	Singapore
Houston	Seattle	Lyon	Tokyo
Mexico City	South Florida	Madrid
Minneapolis	Southern California	Milan
Monterrey	Tijuana	Paris
New Orleans	Toronto	Rotterdam

Within these metropolitan areas, the company’s industrial properties are generally concentrated in locations with limited new construction opportunities within established, relatively large submarkets, which we believe should provide a higher rate of occupancy and rent growth than properties located elsewhere. These infill locations are typically near major airports or seaports or convenient to major highway systems and rail lines, and are proximate to large and diverse labor pools. There is typically broad demand for industrial space in these centrally-located submarkets due to a diverse mix of industries and types of industrial uses, including warehouse distribution, light assembly and manufacturing. The company generally avoids locations at the periphery of metropolitan areas where there are fewer constraints to the supply of additional industrial properties.

Portfolio Overview

The following includes the company’s owned and managed operating portfolio and development properties, investments in operating properties through non-managed unconsolidated joint ventures, and recently completed developments that have not yet been placed in operations but are being held for sale or contribution:

					Year-to-Date	Trailing Four
		The Company’s		Annualized	Same Store NOI	Quarters Rent
	Square Feet	Share of Square	2009	Base Rent(1)	Growth Without	Change on
	as of	Feet as of	Average	psf as of	Lease	Renewals and
Markets	12/31/2009	12/31/2009	Occupancy	12/31/2009	Termination Fees(2)	Rollovers(3)

Southern California	18,917,656	55.6%	92.0%	$6.34	(1.8)%	(6.5)%
Chicago	13,118,853	54.0%	90.4%	5.14	(2.2)%	(15.6)%
No. New Jersey/New York	11,638,422	50.8%	90.2%	7.65	(9.5)%	(5.5)%
San Francisco Bay Area	10,958,673	76.3%	90.1%	6.33	(5.2)%	(1.8)%
Seattle	7,883,158	51.6%	94.1%	5.48	(5.2)%	(0.7)%
South Florida	6,363,198	72.8%	94.4%	7.37	(1.0)%	(12.4)%
U.S. On-Tarmac(4)	2,463,090	92.4%	89.7%	19.85	(4.2)%	1.0%
Other U.S. Markets	28,502,247	62.5%	88.9%	5.52	(7.6)%	(11.0)%

U.S. Subtotal/Wtd Avg	99,845,297	60.8%	90.9%	$6.43	(5.1)%	(7.5)%

Canada	3,564,059	100.0%	95.3%	$5.49	(28.6)%	3.4%

Mexico City	4,165,885	36.9%	91.4%	$5.59	(18.7)%	(14.8%)
Guadalajara	2,890,526	21.6%	96.7%	4.42	(2.2)%	(13.2)%
Other Mexico Markets	893,500	65.6%	90.5%	4.63	(26.0)%	(8.0)%

Mexico Subtotal/Wtd Avg	7,949,911	34.5%	93.5%	$5.08	(12.2)%	(14.1)%

The Americas Total/Wtd Avg	111,359,267	60.1%	91.1%	$6.30	(5.4)%	(8.2)%

France	4,060,708	32.7%	97.6%	$8.70	(0.7)%	(14.3)%
Germany	3,192,628	30.2%	96.9%	8.98	(5.5)%	(1.8)%
Benelux	3,267,362	31.2%	91.9%	9.90	(15.1)%	1.2%
Other Europe Markets	343,077	61.9%	100.0%	14.92	n/a	n/a

Europe Subtotal/Wtd Avg(5)	10,863,775	32.4%	95.7%	$9.32	(4.7)%	(3.9)%

Tokyo	5,364,804	21.5%	91.6%	$14.80	4.4%	(3.1)%
Osaka	2,000,037	20.0%	90.5%	11.96	(3.2)%	6.7%

Japan Subtotal/Wtd Avg(5)	7,364,841	21.1%	91.3%	$14.07	3.4%	(0.6)%

China	1,897,400	100.0%	86.1%	$4.54	3.5%	14.1%
Singapore	935,926	100.0%	98.4%	9.41	(0.2)%	(4.2)%
Other Asia Markets	218,119	100.0%	85.2%	5.96	0.0%	(15.7)%

Asia Total/Wtd Avg(5)	10,416,286	44.2%	91.0%	$11.95	1.1%	(1.6)%

Owned and Managed Total/Wtd Avg(6)	132,639,328	56.6%	91.4%	$6.98	(4.5)%	(6.9)%
Other Real Estate Investments(7)	7,495,959	51.8%	86.7%	5.31

Total Operating Portfolio	140,135,287	56.4%	91.1%	$6.90

Development
Construction-in-Progress	5,260,930	86.6%
Pre-Stabilized Developments(8)	9,667,775	97.0%

Development Portfolio Subtotal	14,928,705	93.3%

Total Global Portfolio	155,063,992	59.9%

(1)	Annualized base rent (“ABR”) is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2009, multiplied by 12.

(2)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a reconciliation to net income and a discussion of why management believes same store cash basis NOI is a useful supplemental measure for the company’s management and investors, ways to use this measure when assessing the company’s financial performance, and the limitations of the measure as a measurement tool.

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

(4)	Includes domestic on-tarmac air cargo facilities at 14 airports.

(5)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2009.

(6)	Owned and managed is defined by the company as assets in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which the company currently intends to hold for the long term.

(7)	Includes investments in operating properties through the company’s investments in unconsolidated joint ventures that it does not manage, and are therefore excluded from the company’s owned and managed portfolio, and the location of the company’s global headquarters.

(8)	Represents development projects available for sale or contribution that are not included in the operating portfolio.

Lease Expirations(1)

The following table summarizes the lease expirations for the company’s owned and managed operating properties for leases in place as of December 31, 2009, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

	Square	Annualized Base	% of Annualized
Year	Feet	Rent (000’s)(2)(3)	Base Rent(2)

2010	17,309,720	$116,679	13.1%
2011	23,340,991	167,194	18.8%
2012	17,790,198	138,026	15.5%
2013	16,418,476	118,763	13.4%
2014	14,197,938	113,349	12.8%
2015	11,079,728	78,101	8.8%
2016	3,955,600	26,703	3.0%
2017	5,007,304	35,374	4.0%
2018	3,777,633	30,570	3.4%
2019+	8,647,646	64,062	7.2%

Total	121,525,234	$888,821	100.0%

(1)	Schedule includes leases that expire on or after December 31, 2009. Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which the company currently intends to hold for the long term.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2009, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2009.

(3)	Apron rental amounts (but not square footage) are included.

Customer Information(1)

Top Customers.  As of December 31, 2009, the company’s largest customers by annualized base rent, on an owned and managed basis, are set forth in the table below:

			Annualized
		Square	Base (000’s)	% of Annualized
Customer(2)		Feet	Rent(3)	Base Rent(3)(4)

1	Deutsche Post World Net (DHL)(5)	3,545,758	$30,668	3.6%
2	United States Government(5)(6)	1,355,450	20,287	2.4%
3	FedEx Corporation(5)	1,400,090	14,687	1.7%
4	Sagawa Express	828,552	13,825	1.6%
5	Nippon Express	1,029,170	13,578	1.6%
6	BAX Global Inc/Schenker/Deutsche Bahn(5)	1,127,451	10,450	1.2%
7	La Poste	902,391	8,829	1.0%
8	Panalpina	1,316,351	8,636	1.0%
9	Caterpillar Logistics Services	543,039	7,810	0.9%
10	CEVA Logistics, Inc.	1,032,000	6,933	0.8%

	Subtotal	13,080,252	$135,703	15.8%
	Top 11-20 Customers	6,634,092	46,682	5.6%

	Total	19,714,344	$182,385	21.4%

(1)	Schedule includes owned and managed operating properties.

(2)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2009, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2009.

(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of operating properties.

(5)	Airport apron rental amounts (but not square footage) are included.

(6)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.

OWNED AND MANAGED OPERATING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties as of and for the years ended December 31, 2009, 2008 and 2007:

Operating Portfolio	2009	2008	2007

Square feet owned(2)(3)	132,639,328	131,508,119	118,180,295
Occupancy percentage(3)	91.2%	95.1%	96.0%
Average occupancy percentage	91.4%	94.9%	95.1%

Weighted average lease terms (years):
Original	6.3	6.2	6.2
Remaining	3.5	3.4	3.5

Trailing four quarters tenant retention	61.2%	71.5%	74.0%

Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(6.9)%	3.1%	4.9%
Same space square footage commencing (millions)	21.7	18.4	19.2

Trailing four quarters second generation leasing activity:(5) Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.14	$1.43	$1.19
Re-tenanted	$2.61	$3.23	$3.25
Weighted average	$1.73	$2.02	$2.03
Square footage commencing (millions)	27.0	22.0	22.8

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of December 31, 2008, one of the company’s subsidiaries also managed approximately 1.1 million additional square feet of properties representing the IAT portfolio on behalf of the IAT Air Cargo Facilities Income Fund. In December 2008, the company entered into a definitive agreement to terminate our management agreement with IAT Air Cargo Facilities Income Fund, effective in the first quarter of 2009. As of December 31, 2009, the company also had investments in 7.3 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 0.1 million square feet, which is the location of the company’s global headquarters.

(3)	On a consolidated basis, the company had approximately 73.7 million rentable square feet with an occupancy rate of 89.6% at December 31, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the years ended December 31, 2009, 2008 and 2007:

Same Store Pool(2)	2009	2008	2007

Square feet in same store pool(3)	113,692,509	100,912,256	85,192,781
% of total square feet	85.7%	76.7%	72.1%
Occupancy percentage(3)	90.9%	94.8%	96.4%
Average occupancy percentage	91.6%	94.6%	95.9%

Weighted average lease terms (years):
Original	6.2	5.8	6.1
Remaining	3.2	2.8	3.1

Trailing four quarters tenant retention	61.1%	71.7%	73.4%

Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(7.7)%	2.7%	5.0%
Same space square footage commencing (millions)	20.2	17.3	17.6

Growth % increase (decrease) (including straight-line rents):
Revenues(5)	(2.3)%	3.4%	4.3%
Expenses(5)	2.8%	5.0%	6.7%
Net operating income, excluding lease termination fees(5)(6)	(4.2)%	2.8%	3.4%

Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	(2.5)%	4.0%	5.6%
Expenses(5)	2.8%	5.0%	6.7%
Net operating income, excluding lease termination fees(5)(6)	(4.5)%	3.7%	5.1%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments completed (generally defined as properties that are stabilized or have been substantially complete for at least 12 months) after December 31, 2007, 2006 and 2005 for the years ended December 31, 2009, 2008 and 2007, respectively. Stabilized is generally defined as properties that are 90% occupied.

(3)	On a consolidated basis, the company had approximately 63.8 million square feet with an occupancy rate of 89.5% at December 31, 2009.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	As of December 31, 2009, on a consolidated basis, the percentage change was (3.0)%, 1.9% and (5.0)%, respectively, for revenues, expenses and NOI (including straight-line rents) and (2.8)%, 1.9% and (4.8)%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

(6)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

DEVELOPMENT PROPERTIES

Development Portfolio(1)

The following table sets forth the development portfolio of the company as of December 31, 2009 (dollars in thousands):

	2010 Expected Completions(2)		2011 Expected Completions(2)		Total Construction-in-Progress		Pre-Stabilized Developments(3)		Total Development Portfolio
		Estimated		Estimated		Estimated		Estimated		Estimated	% of Total
	Estimated	Total	Estimated	Total	Estimated	Total	Estimated	Total	Estimated	Total	Estimated
	Square Feet	Investment(4)	Square Feet	Investment(4)	Square Feet	Investment(4)	Square Feet	Investment(4)	Square Feet	Investment(4)	Investment(4)

The Americas

United States	389,767	$36,601	559,605	$67,537	949,372	$104,138	2,716,297	$237,578	3,665,669	$341,716	22.2%

Other Americas	607,202	46,487	—	—	607,202	46,487	1,715,452	96,415	2,322,654	142,902	9.2%

The Americas Total	996,969	$83,088	559,605	$67,537	1,556,574	$150,625	4,431,749	$333,993	5,988,323	$484,618	31.4%

Europe

France	692,754	$59,927	—	$—	692,754	$59,927	37,760	$5,085	730,514	$65,012	4.2%

Germany	426,552	50,170	—	—	426,552	50,170	139,608	19,320	566,160	69,490	4.5%

Benelux	573,352	81,649	—	—	573,352	81,649	207,232	35,061	780,584	116,710	7.6%

Other Europe	—	—	—	—	—	—	1,022,887	115,045	1,022,887	115,045	7.5%

Europe Total	1,692,658	$191,746	—	$—	1,692,658	$191,746	1,407,487	$174,511	3,100,145	$366,257	23.8%

Asia

Japan	420,847	$54,574	—	$—	420,847	$54,574	2,835,609	$501,942	3,256,456	$556,516	36.1%

China	523,793	22,251	1,067,058	56,525	1,590,851	78,776	598,850	29,854	2,189,701	108,630	7.0%

Other Asia	—	—	—	—	—	—	394,080	25,749	394,080	25,749	1.7%

Asia Total	944,640	$76,825	1,067,058	$56,525	2,011,698	$133,350	3,828,539	$557,545	5,840,237	$690,895	44.8%

Total	3,634,267	$351,659	1,626,663	$124,062	5,260,930	$475,721	9,667,775	$1,066,049	14,928,705	$1,541,770	100.0%

Real estate impairment losses(5)						(28,160)		(84,245)		(112,405)

Estimated total investment, net of real estate impairment losses						$447,561		$981,804		$1,429,365

Number of Projects		13		2		15		33		48

The Company’s Weighted Average Ownership Percentage		90.7%		57.9%		82.2%		97.1%		92.5%

Remainder to Invest		$23,661		$31,160		$54,821		$28,841		$83,662

The Company’s Share of Remainder to Invest(6)(7)		$18,300		$23,833		$42,133		$27,014		$69,147

Weighted Average Estimated Yield(7)(8)		6.6%		7.6%		6.8%		6.8%		6.8%

Percent Pre-Leased(9)		15.1%		14.8%		15.0%		59.9%		44.1%

(1)	Includes investments held through unconsolidated joint ventures.

(2)	Completions are generally defined as properties that are stabilized or have been substantially complete for at least 12 months.

(3)	Pre-stabilized development represents assets which have reached completion but have not reached stabilization. Stabilization is generally defined as properties that are 90% occupied.

(4)	Represents total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2009. We cannot assure you that any of these projects will be completed on schedule or within budgeted amounts. Includes value-added conversion projects.

(5)	See Part IV, Item 15: Note 3 of “Notes to Consolidated Financial Statements” for discussion of real estate impairment losses.

(6)	Amounts include capitalized interest as applicable.

(7)	Calculated as the company’s share of amounts funded to date to its share of estimated total investment.

(8)	Yields exclude value-added conversion projects and are calculated on an after-tax basis for international projects.

(9)	Represents the executed lease percentage of total square feet as of the balance sheet date.

PROPERTIES HELD THROUGH CO-INVESTMENT VENTURES, LIMITED LIABILITY COMPANIES AND PARTNERSHIPS

The company holds interests in both consolidated and unconsolidated joint ventures. The company consolidates joint ventures where it exhibits financial or operational control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity. In instances where the company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not defined as variable interest entities, management first considers whether the company is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). The company consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes. For joint ventures where the company is the general partner (or the equivalent), but does not control the joint venture as the other partners (or the equivalent) hold substantive participating rights, the company uses the equity method of accounting. For joint ventures where the company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the company controls the joint venture, the company consolidates the joint venture; otherwise it uses the equity method of accounting.

The following table summarizes the company’s eight consolidated and unconsolidated significant co-investment ventures as of December 31, 2009:

			Principal		Incentive
	Date	Geographic	Venture	Functional	Distribution
Co-investment Venture	Established	Focus	Investors	Currency	Frequency	Term

Consolidated

AMB-SGP	March 2001	United States	Subsidiary of GIC Real Estate Pte Ltd.	USD	10 years	March 2011; extendable 10 years
AMB Institutional Alliance Fund II	June 2001	United States	Various	USD	At dissolution	December 2014 (estimated)
AMB-AMS	June 2004	United States	Various	USD	At dissolution	December 2012; extendable 4 years
Unconsolidated

AMB Institutional Alliance Fund III	October 2004	United States	Various	USD	3 years (next 2Q11)	Open ended
AMB-SGP Mexico	December 2004	Mexico	Subsidiary of GIC Real Estate Pte Ltd.	USD	7 years	December 2011; extendable 7 years
AMB Japan Fund I	June 2005	Japan	Various	JPY	At dissolution	June 2013; extendable 2 years
AMB DFS Fund I	October 2006	United States	Strategic Realty Ventures, LLC	USD	Upon project sales	Perpetual(1)
AMB Europe Fund I	June 2007	Europe	Various	EUR	3 years (next 2Q10)	Open ended

(1)	For AMB DFS Fund I, the investment period ended in June 2009. The fund will terminate upon completion and disposition of assets currently owned and under development by the fund.

Consolidated Joint Ventures

As of December 31, 2009, the company held interests in co-investment ventures, limited liability companies and partnerships with institutional investors and other third parties, which it consolidates in its financial statements. Under the agreements governing the co-investment ventures, the company and the other party to the co-investment venture may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of co-investment venture interests by the company or the other party to the co-investment venture and typically provide certain rights to the company or the other party to the co-investment venture to sell the company’s or their interest in the co-investment venture to the co-investment venture or to the other co-investment venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the co-investment ventures include buy/sell provisions. See Part IV, Item 15: Notes 11 and 12 of the “Notes to Consolidated Financial Statements” for additional details.

The table that follows summarizes the company’s consolidated joint ventures as of December 31, 2009 (dollars in thousands):

	Our		Gross
	Ownership	Square	Book	Property	Other
Consolidated Joint Ventures	Percentage	Feet(1)	Value(2)	Debt	Debt

Operating Co-investment Ventures
AMB-SGP(3)	50%	8,288,663	$470,740	$335,764	$—
AMB Institutional Alliance Fund II(4)	20%	7,318,208	513,450	194,980	50,000
AMB-AMS(5)	39%	2,172,137	158,865	79,756	—

Total Operating Co-investment Ventures	35%	17,779,008	1,143,055	610,500	50,000
Total Consolidated Co-investment Ventures	35%	17,779,008	1,143,055	610,500	50,000
Other Industrial Operating Joint Ventures	89%	2,436,591	230,463	32,186	—
Other Industrial Development Joint Ventures	60%	770,442	272,237	128,374	—

Total Consolidated Joint Ventures	47%	20,986,041	$1,645,755	$771,060	$50,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture and excludes net other assets as of December 31, 2009. Development book values include uncommitted land.

(3)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(5)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

Unconsolidated Joint Ventures

As of December 31, 2009, the company held interests in five significant equity investment co-investment ventures that are not consolidated in its financial statements.

The table that follows summarizes our unconsolidated joint ventures as of December 31, 2009 (dollars in thousands):

	The Company’s			Gross			The Company’s	Estimated	Planned
	Ownership	Square		Book	Property	Other	Net Equity	Investment	Gross
Unconsolidated Joint Ventures	Percentage	Feet(1)		Value(2)	Debt	Debt	Investment(3)	Capacity	Capitalization

Operating Co-Investment Ventures
AMB Institutional Alliance Fund III(4)(5)	23%	36,057,101		$3,269,614	$1,720,405	$—	$209,999	$—	$3,270,000
AMB Europe Fund I(5)(6)	21%	9,236,984		1,260,362	719,431	—	60,177	—	1,260,000
AMB Japan Fund I(7)	20%	7,263,090		1,498,044	832,370	8,601	80,074	—	1,498,000
AMB-SGP Mexico(8)	22%	6,331,990		357,493	167,180	150,272	19,014	245,000	602,000

Total Operating Co-investment Ventures	22%	58,889,165		6,385,513	3,439,386	158,873	369,264	245,000	6,630,000
Development Co-investment Ventures:
AMB DFS Fund I(9)	15%	200,027		85,270	—	—	14,259	—	85,000
AMB Institutional Alliance Fund III(4)(5)	23%	559,605		82,547	42,376	—	9,122	n/a	n/a

Total Development Co-investment Ventures	19%	759,632		167,817	42,376	—	23,381	—	85,000

Total Unconsolidated Co-investment Ventures	22%	59,648,797		6,553,330	3,481,762	158,873	392,645	245,000	6,715,000
Other Industrial Operating Joint Ventures	51%	7,419,049	(10)	280,432	160,290	—	50,741	n/a	n/a

Total Unconsolidated Joint Ventures	23%	67,067,846		$6,833,762	$3,642,052	$158,873	$443,386	$245,000	$6,715,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture and excludes net other assets as of December 31, 2009. Development book values include uncommitted land.

(3)	Through its investment in AMB Property Mexico, the company held equity interests in various other unconsolidated ventures totaling approximately $18.7 million as of December 31, 2009.

(4)	AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust.

(5)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds are not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(6)	AMB Europe Fund I, FCP-FIS, is an open-ended co-investment venture formed in 2007 with institutional investors. The venture is Euro-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2009.

(7)	AMB Japan Fund I, L.P. is a co-investment venture formed in 2005 with institutional investors. The venture is Yen-denominated. U.S. dollar amounts are converted at the exchange rate in effect at December 31, 2009.

(8)	AMB-SGP Mexico, LLC is a co-investment venture formed in 2004 with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation. Other debt includes $91.4 million of loans from co-investment venture partners.

(9)	AMB DFS Fund I, LLC is a co-investment venture formed in 2006 with a subsidiary of GE Real Estate to build and sell properties.

(10)	Includes investments in 7.4 million square feet of operating properties held through the company’s investments in unconsolidated joint ventures that it does not manage, which are excluded from the company’s owned and managed portfolio. The company’s owned and managed operating portfolio includes properties in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which the company currently intends to hold for the long-term.

On December 30, 2004, the company formed AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, in which the company retained an approximate 20% interest. This interest increased to approximately 22% upon the company’s acquisition of AMB Property Mexico. During 2009, the company made no contributions to this co-investment venture. During 2008, the company contributed three completed development projects totaling approximately 1.4 million square feet to this co-investment venture for approximately $90.5 million. During 2007, the company contributed one approximately 0.1 million square foot operating property for approximately $4.6 million to this co-investment venture. In addition, the company recognized development profits from the contribution to this co-investment venture of two completed development projects aggregating approximately 0.3 million square feet with a contribution value of $22.9 million.

On June 30, 2005, the company formed AMB Japan Fund I, L.P., a co-investment venture with 13 institutional investors, in which the company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $532.2 million in U.S. dollars, using the exchange rate at December 31, 2009) for an approximate 80% equity interest. During 2009, the company contributed to this co-investment venture one completed development project, aggregating approximately 1.0 million square feet for approximately $184.8 million (using the exchange rate on the date of contribution). During 2008, the company contributed to this co-investment venture two completed development projects, aggregating approximately 0.9 million square feet for approximately $174.9 million (using the exchange rate on the date of contribution). During 2007, the company contributed to this co-investment venture one completed development project aggregating approximately 0.5 million square feet for approximately $84.4 million (using the exchange rate on the date of contribution).

On October 17, 2006, the company formed AMB DFS Fund I, LLC, a merchant development co-investment venture with Strategic Realty Ventures, LLC, in which the company retained an approximate 15% interest. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of December 31, 2009 was the estimated investment of $5.1 million to complete the existing development assets held by the fund. Since inception, the company has contributed $28.5 million of equity to the fund. No properties were contributed to this co-investment venture during 2009 or 2008. During the year ended December 31, 2007, the company contributed to this co-investment venture approximately 82 acres of land with a contribution value of approximately $30.3 million. During the years ended December 31, 2009, 2008 and 2007, the company contributed $1.4 million, $4.7 million and $6.0 million to this co-investment venture, respectively. During the year ended December 31, 2009, AMB DFS Fund I, LLC sold development projects for approximately $53.6 million. During the year ended December 31, 2008, AMB DFS Fund I, LLC sold development projects and one land parcel for approximately $57.5 million. During the year ended December 31, 2007, AMB DFS Fund I, LLC sold development projects for approximately $8.9 million.

Effective October 1, 2006, the company deconsolidated AMB Institutional Alliance Fund III, L.P., an open-ended co-investment partnership formed in 2004 with institutional investors, on a prospective basis, due to the re-evaluation of the company’s accounting for its investment because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. During 2009, the company contributed to this co-investment venture two completed development projects, aggregating approximately 0.4 million square feet, for additional units in the fund equal to 100% of the fair value of the assets, for an aggregate price of approximately $32.5 million. During 2008, the company contributed to this co-investment venture one approximately 0.8 million square foot operating property and four completed development projects, aggregating approximately 2.7 million square feet, for approximately $274.3 million. During 2007, the company contributed to this co-investment venture one approximately 0.2 million square foot industrial operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million. During 2009, AMB Institutional Alliance Fund III, L.P. sold industrial operating properties for approximately $46.6 million. No industrial operating property sales were made from this venture during the years ended December 31, 2008 and 2007.

On June 12, 2007, the company formed AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, in which the company retained an approximate 20% interest upon formation. At the time of formation, the institutional investors committed approximately 263.0 million Euros (approximately $376.8 million in U.S. dollars, using the exchange rate at December 31, 2009) for an approximate

80% equity interest. During 2009, the company made no contributions to this co-investment venture. During 2008, the company contributed to this co-investment venture two development projects, aggregating approximately 0.2 million square feet, for approximately $35.2 million (using the exchange rate on the date of contribution). During 2007, the company contributed approximately 4.2 million square feet of industrial operating properties and approximately 1.8 million square feet of completed development projects to this co-investment venture for approximately $799.3 million (using the exchange rates on the dates of contribution).

During the year ended December 31, 2009, the company made no contributions of real estate interests, and no gains were recognized. During 2008, the company recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the company’s interest in the contributed properties acquired by the third-party investors for cash, as a result of the contribution of approximately 0.8 million square feet of industrial operating properties to AMB Institutional Alliance Fund III, L.P. During the year ended December 31, 2007, the company contributed industrial operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The company recognized a gain of $73.4 million on the contributions, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net of taxes in the consolidated statements of operations.

During the year ended December 31, 2009, the company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During 2008, the company recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, the company recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

Under the agreements governing the co-investment ventures, the company and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

Secured Debt

As of December 31, 2009, the company had $1.1 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2009, the total gross investment book value of those properties securing the debt was $2.0 billion. Of the $1.1 billion of secured indebtedness, $771.1 million, net of unamortized premiums, was consolidated co-investment venture debt secured by properties with a gross investment value of $1.5 billion. As of December 31, 2008, the company had $1.5 billion of secured indebtedness, net of unamortized premiums, secured by deeds of trust or mortgages. As of December 31, 2008, the total gross investment book value of those properties securing the debt was $2.1 billion. Of the $1.5 billion of secured indebtedness, $808.1 million was consolidated co-investment venture debt secured by properties with a gross investment value of $1.4 billion. For additional details, see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Part IV, Item 15: Notes 6 and 7 of “Notes to Consolidated Financial Statements” included in this report.

ITEM 3.	Legal Proceedings

As of December 31, 2009, there were no material pending legal proceedings to which we were a party or of which any of our properties was the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition, results of operations and cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (AMB Property Corporation)

The parent company’s common stock trades on the New York Stock Exchange under the symbol “AMB.” As of February 17, 2010, there were approximately 452 holders of record of the parent company’s common stock. Set forth below are the high and low sales prices per share of the parent company’s common stock, as reported on the NYSE composite tape, and the dividend per share paid or payable by the parent company during the period from January 1, 2008 through December 31, 2009:

Year	High	Low	Dividend

2008
1st Quarter	$57.92	$45.75	$0.520
2nd Quarter	60.17	49.91	0.520
3rd Quarter	57.13	40.27	0.520
4th Quarter	44.18	8.73	—
2009
1st Quarter	$26.03	$9.12	$0.280
2nd Quarter	20.75	13.81	0.280
3rd Quarter	25.96	15.91	0.280
4th Quarter	27.43	20.71	0.280

The payment of dividends and other distributions by the parent company is at the discretion of its board of directors and depends on numerous factors, including the parent company’s cash flow, financial condition and capital requirements, real estate investment trust provisions of the Internal Revenue Code and other factors.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (AMB Property, L.P.)

There is no established public trading market for the operating partnership’s partnership units. As of December 31, 2009, the operating partnership had outstanding 160,448,893 partnership units, consisting of 158,328,965 general partnership units (consisting of 149,028,965 common units, 2,000,000 6.50% series L cumulative redeemable preferred units, 2,300,000 6.75% series M cumulative redeemable preferred units, 3,000,000 7.00% series O cumulative redeemable preferred units and 2,000,000 6.85% series P cumulative redeemable preferred units) and 2,119,928 common limited partnership units. The series L preferred units were issued on June 23, 2003 to the parent company for total consideration of $50.0 million. The series M preferred units were issued on November 25, 2003 to the parent company for total consideration of $57.5 million. The series O preferred units were issued on December 13, 2005 to the parent company for total consideration of $75.0 million. The series P preferred units were issued on August 25, 2006 to the parent company for total consideration of $50.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at the operating partnership’s option, exchangeable on a one-for-one basis for shares of the common stock of the parent company. As of December 31, 2009, there were 48 holders of record of our common limited partnership units (including the parent company’s general partnership interest).

During 2009, the operating partnership redeemed 47,563 common limited partnership units for the same number of shares of the parent company’s common stock. In addition, during 2009, the operating partnership redeemed 13,318 common limited partnership units for approximately $268,599. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2009 and 2008:

Year	Distribution

2008
1st Quarter	$0.520
2nd Quarter	0.520
3rd Quarter	0.520
4th Quarter	—
2009
1st Quarter	$0.280
2nd Quarter	0.280
3rd Quarter	0.280
4th Quarter	0.280

Stock Performance Graph

The following line graph compares the change in the parent company’s cumulative total stockholder return on shares of its common stock from December 31, 2004 to December 31, 2009 to the cumulative total return of the Standard and Poor’s 500 Stock Index and the FTSE NAREIT Equity REITs Index from December 31, 2004 to December 31, 2009. The graph assumes an initial investment of $100 in the common stock of the parent company and each of the indices on December 31, 2004 and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among AMB Property Corporation, The S&P 500 Index
And The FTSE NAREIT Equity REITs Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	Selected Financial Data

SELECTED COMPANY FINANCIAL AND OTHER DATA (1) (AMB Property Corporation)

The following table sets forth selected consolidated historical financial and other data for the parent company on a historical basis as of and for the years ended December 31:

See footnote 2 below for discussion of the comparability of selected financial and other data.

	2009	2008(2)	2007	2006(2)	2005
	(dollars in thousands, except share and per share amounts)

Operating Data
Total revenues	$633,842	$693,563	$650,886	$694,372	$630,643
(Loss) income from continuing operations(3)	(122,685)	(11,308)	288,266	216,304	190,159
Income from discontinued operations	94,725	4,558	83,450	72,509	158,455
Net (loss) income before cumulative effect of change in accounting principle	(27,960)	(6,750)	371,716	288,813	348,614
Net (loss) income	(27,960)	(6,750)	371,716	289,006	348,614
Net (loss) income available to common stockholders	(50,077)	(66,451)	293,552	207,970	248,798
(Loss) income from continuing operations available to common stockholders per common share:
Basic	(1.02)	(0.71)	2.23	1.60	1.21
Diluted	(1.02)	(0.71)	2.18	1.55	1.16
Income from discontinued operations available to common stockholders per common share:
Basic	0.65	0.03	0.79	0.77	1.75
Diluted	0.65	0.03	0.77	0.74	1.68
Net (loss) income available to common stockholders per common share:
Basic	(0.37)	(0.68)	3.02	2.37	2.96
Diluted	(0.37)	(0.68)	2.95	2.29	2.84
Dividends declared per common share	1.12	1.56	2.00	1.84	1.76
Weighted average common shares outstanding — basic	134,321,231	97,403,659	97,189,749	87,710,500	84,048,936
Weighted average common shares outstanding — diluted	134,321,231	97,403,659	99,601,396	90,960,637	87,733,596
Other Data
Funds from operations(4)	$99,275	$79,195	$363,102	$295,893	$252,752
Funds from operations per common share and unit:(4)
Basic	0.72	0.78	3.58	3.21	2.85
Diluted	0.72	0.77	3.49	3.10	2.74
Cash flows provided by (used in):
Operating activities	242,276	301,020	240,543	335,855	295,815
Investing activities	75,129	(881,768)	(632,240)	(880,560)	(60,407)
Financing activities	(288,549)	581,765	420,025	483,621	(101,856)
Balance Sheet Data
Investments in real estate at cost	$6,708,660	$6,603,856	$6,709,545	$6,575,733	$6,798,294
Total assets	6,841,958	7,301,648	7,262,403	6,713,512	6,802,739
Total consolidated debt	3,212,596	3,990,185	3,494,844	3,437,415	3,401,561
Parent company’s share of total debt(5)	3,580,353	4,293,510	3,272,513	3,088,624	2,601,878
Preferred stock	223,412	223,412	223,412	223,417	175,548
Stockholders’ equity (excluding preferred stock)	2,716,604	2,291,695	2,540,540	1,943,240	1,740,751

(1)	All amounts in the consolidated financial statements for prior years have been retrospectively updated for new accounting guidance related to accounting for noncontrolling interests, discontinued operations and per share calculations.

(2)	Effective October 1, 2006, the company deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis, due to the re-evaluation of the accounting for the company’s investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. As a result, the financial measures for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, included in the parent company’s operating data, other data and balance sheet data above are not comparable.

(3)	(Loss) income from continuing operations for the years ended December 31, 2009 and 2008 includes real estate impairment losses of $174.4 million and $183.8 million, respectively, and restructuring charges of $6.4 million and $12.3 million, respectively.

(4)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures,” for a reconciliation to net income and a discussion of why the company believes FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing the parent company’s financial performance, and FFO’s limitations as a measurement tool.

(5)	Parent company’s share of total debt is the pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. The company believes that parent company’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of the Operating Partnership”

SELECTED COMPANY FINANCIAL AND OTHER DATA (1) (AMB Property, L.P.)

The following table sets forth selected consolidated historical financial and other data for the operating partnership on a historical basis as of and for the years ended December 31:

See footnote 2 below for discussion of the comparability of selected financial and other data.

	2009	2008(2)	2007	2006(2)	2005
	(dollars in thousands, except unit and per unit amounts)

Operating Data
Total revenues	$633,842	$693,563	$650,886	$694,372	$630,643
(Loss) income from continuing operations(3)	(122,685)	(11,308)	288,266	216,304	190,159
Income from discontinued operations	94,725	4,558	83,450	72,509	158,455
Net (loss) income before cumulative effect of change in accounting principle	(27,960)	(6,750)	371,716	288,813	348,614
Net (loss) income	(27,960)	(6,750)	371,716	289,006	348,614
Net (loss) income available to common unitholders	(50,866)	(67,233)	305,241	217,419	262,381
(Loss) income from continuing operations available to common unitholders per common unit:
Basic	(1.02)	(0.69)	2.20	1.59	1.20
Diluted	(1.02)	(0.69)	2.15	1.54	1.15
Net income from discontinued operations available to common uniholders per common unit:
Basic	0.65	0.03	0.81	0.77	1.76
Diluted	0.65	0.03	0.79	0.74	1.69
Net (loss) income available to common unitholders per common unit:
Basic	(0.37)	(0.66)	3.01	2.36	2.96
Diluted	(0.37)	(0.66)	2.94	2.28	2.84
Distributions declared per common unit	1.12	1.56	2.00	1.84	1.76
Weighted average common units outstanding — basic	136,484,612	101,253,972	101,550,001	92,047,678	88,684,262
Weighted average common units outstanding — diluted	136,484,612	101,253,972	103,961,648	95,297,815	92,368,922
Other Data
Funds from operations(4)	$99,275	$79,195	$363,102	$295,893	$252,752
Funds from operations per common unit:(4)
Basic	0.72	0.78	3.58	3.21	2.85
Diluted	0.72	0.77	3.49	3.10	2.74
Cash flows provided by (used in):
Operating activities	242,276	301,020	240,543	335,855	295,815
Investing activities	75,129	(881,768)	(632,240)	(880,560)	(60,407)
Financing activities	(288,549)	581,765	420,025	483,621	(101,856)
Balance Sheet Data
Investments in real estate at cost	$6,708,660	$6,603,856	$6,709,545	$6,575,733	$6,798,294
Total assets	6,841,958	7,301,648	7,262,403	6,713,512	6,802,739
Total consolidated debt	3,212,596	3,990,185	3,494,844	3,437,415	3,401,561
Operating partnership’s share of total debt(5)	3,580,353	4,293,510	3,272,513	3,088,624	2,601,878
Preferred units	223,412	223,412	223,412	223,417	175,548
Partner’s capital (excluding preferred units)	2,755,165	2,342,526	2,610,574	2,095,835	1,904,730

(1)	All amounts in the consolidated financial statements for prior years have been retrospectively updated for new accounting guidance related to accounting for noncontrolling interests, discontinued operations and per unit calculations.

(2)	Effective October 1, 2006, the company deconsolidated AMB Institutional Alliance Fund III, L.P. on a prospective basis, due to the re-evaluation of the accounting for the company’s investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. As a result, the financial measures for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, included in the operating partnership’s operating data, other data and balance sheet data above are not comparable.

(3)	(Loss) income from continuing operations for the years ended December 31, 2009 and 2008 includes real estate impairment losses of $174.4 million and $183.8 million, respectively, and restructuring charges of $6.4 million and $12.3 million, respectively.

(4)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures,” for a reconciliation to net income and a discussion of why the company believes FFO is a useful supplemental measure of operating performance, ways in which investors might use FFO when assessing the operating partnership’s financial performance, and FFO’s limitations as a measurement tool.

(5)	Operating partnership’s share of total debt is the pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. The company believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the operating partnership’s leverage and to compare the operating partnership’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of the Operating Partnership”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our consolidated financial condition and results of operations in conjunction with the notes to the consolidated financial statements.

Management’s Overview

Beginning in the fourth quarter of 2008, the company began to be impacted by the economic, financial and real estate market crisis. To maintain its competitive advantage, the company established three key near-term priorities for 2009 which included: strengthening its balance sheet and liquidity position; reducing its cost structure; and positioning for future growth opportunities.

Management believes that in 2009 it successfully executed on these near-term priorities, which enabled the company to navigate through a challenging environment, and that the company is now positioned to pursue growth opportunities. As such, the company has established three key growth initiatives for 2010, which include:

•	improving the utilization of its existing assets;

•	acquiring industrial real estate with total returns above the company’s cost of capital; and

•	forming new private capital ventures and funds.

Management believes that the leading indicators for economic recovery reached an inflection point during the fourth quarter and expects that improving economic conditions will lead to an increase in the demand for industrial real estate. Management expects to see earnings growth if it is able to improve asset utilization by returning its owned and managed portfolio closer to its historical occupancy average of 95%; complete the build-out and leasing of its development portfolio; and realize value from its land bank through new ventures, sales and future build-to-suit projects. The company believes that capital deployment opportunities are increasing and is evaluating multiple transactions in its target markets around the globe. Management believes that its ability to provide multiple forms of consideration to institutional investors, lenders and private developers provide the company with proprietary access to acquisition opportunities. The company is also observing a positive shift in investor interest and believes that this growing level of interest is being met by the scarcity of high quality, well-located industrial real estate. Management believes that its existing and new private capital funds and ventures are well positioned to benefit from this shift in investor preferences.

The Company’s Liquidity and Balance Sheet

Management believes that the company’s financial position is strong and its debt maturity schedule is well laddered. During 2009, the company completed approximately $2.7 billion of debt repayments, repurchases and extensions, of which $1.6 billion occurred in the fourth quarter. Notable transactions during 2009, which further strengthened the company’s liquidity position included:

•	The issuance and sale of 47.4 million shares of its common stock for net proceeds of approximately $552.3 million, during the first quarter;

•	The issuance of $500.0 million of senior unsecured notes consisting of a $250.0 million tranche at 6.13% due 2016 and a $250.0 million tranche at 6.63% due 2019;

•	The refinancing of its $325.0 million unsecured term loan facility with a $345.0 million multi-currency facility, maturing October 2012, which was subsequently upsized to $425.0 million in December 2009;

•	The early repayment of its $230.0 million secured term loan facility originally due September 2010;

•	The completion of the repurchase of $213.6 million in bonds including $168.9 million in connection with its cash tender offer of notes due 2011 and 2013 and $44.7 million of open market repurchases of notes due 2010 and 2013 with a weighted average yield-to maturity of 4.74%, and the completion of a cash tender offer for $146.5 million and $28.5 million in aggregate principal amount of the operating partnership’s 5.45% medium-term notes due 2010 and 8.0% medium-term notes due 2010, respectively; and

•	The purchase of AMB Property II, L.P.’s outstanding 7.18% series D cumulative redeemable preferred units in exchange for 2.9 million shares of the parent company’s common stock for an aggregate price of $67.8 million, which represented a 15% discount to the liquidation preference.

As a result of its 2009 financing activity, the company reduced its share of total debt-to-its share of total assets to 43.6% from 51.1% and extended the weighted average remaining life of over 25% of its debt to more than five and a half years at an average interest rate of 4.9%. Having resolved its near-term maturities, the company embarked on a strategy, during the fourth quarter, to further lengthen its maturity schedule to minimize its debt maturities through 2013. Management believes this strategy will provide it with maximum flexibility and further position the company to take advantage of opportunities as they arise.

As of December 31, 2009, the company’s total consolidated debt maturities for 2010 after extension options (subject to certain conditions) were $322.4 million, excluding principal amortization. The company had unconsolidated debt maturities of $148.2 million for 2010 after extension options (subject to certain conditions) as of December 31, 2009, excluding principal amortization.

During 2009, the company disposed of $762.9 million of properties with a weighted average stabilized capitalization rate of 6.8%. During the fourth quarter, the company completed dispositions totaling $92.9 million, with a weighted average stabilized capitalization rate of 8.2%.

During 2009, the company increased the availability under its lines of credit by approximately $441 million while reducing its share of outstanding debt by approximately $713 million. As of December 31, 2009, the company had $1.2 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 30%, and had cash, cash equivalents and restricted cash of $206.1 million.

The Company’s Cost Structure

To address the challenges of the current business environment, the company implemented a broad-based cost reduction plan that began in the fourth quarter of 2008. As a result of this plan, the company reduced its total global headcount by approximately one third and reduced gross G&A costs by approximately $60.0 million on a run-rate basis as of December 31, 2009. In executing these cost-saving efforts, the company believes that it has preserved its ability to serve its global customers and manage its industrial operating and development portfolios. While the company has removed excess capacity in its capital deployment teams, it believes that it has retained its key talent and left its global capabilities intact.

During the fourth quarter, the company began the process of outsourcing various global property accounting and certain back office functions. The company believes that this initiative will improve the efficiency, cost structure and scalability of its back office operations. The company incurred $2.5 million in severance costs during the fourth quarter and expects to realize $2-3 million of additional restructuring costs in 2010 related to completing this initiative. Management believes that it will produce approximately $5.0 million in annual savings upon the completion of this initiative.

Real Estate Operations

During 2009, industrial property fundamentals were the most challenging on record. According to data provided by CBRE Econometric Advisors as of January 25, 2010, availability in the United States reached a historical high of 13.9% for the quarter ended December 31, 2009, up 40 basis points from the prior quarter and 250 basis points from the fourth quarter of 2008. For the full year 2009, industrial net absorption was negative 265 million square feet, the lowest on record. The negative trend decelerated over the course of the year, slowing to a negative 38 million square feet in the fourth quarter. Within the U.S., the company believes that its coastal markets will continue to outperform other U.S. industrial markets, as evidenced by flat net absorption and availability unchanged at 12.1% in the fourth quarter. The company continues to believe that the primary infill markets tied to global trade remain relatively strong.

Also according to CBRE Econometric Advisors, new construction was at an all time low of 71 million square feet for 2009 and 15.2 million square feet for the fourth quarter. While the company expects the delivery pipeline to continue to decline, the company expects net absorption to be positive in the second half of 2010. At the end of the third quarter, the global market fundamentals began to show early signs of stability. Globally, industrial demand is still soft, but management believes that it is seeing signs of increased customer activity and decision making. Market occupancy declines are slowing globally and leasing activity has increased. Market rents remain lower than a year ago and the company expects rent changes on rollovers to continue to trend down through 2010.

Current forecasts for 2010, according to the IMF, indicate that global GDP is expected to increase by 3.9% and global trade by 6%, all of which should lead to inventory rebuilding and demand for industrial real estate. The company believes that while the leading indicators for demand for industrial real estate have reached an inflection point, recovery in operating fundamentals will lag behind the recovery in the macro economy as it has in prior cycles. Management expects that its operating fundamentals in the first half of 2010 will be consistent with occupancy in the fourth quarter of 2009 before improving by the end of 2010. Rent changes on rollover are expected to be negative for 2010.

For 2009, the company generated $406.9 million of net operating income, on a consolidated basis, from its real estate operations. The company’s owned and managed portfolio occupancy during the three months ended December 31, 2009 was 91.2%, up 20 basis points from September 30, 2009. Average occupancy during the three months ended December 31, 2009 was 90.7%, up 30 basis points from the three months ended September 30, 2009. During the three months ended December 31, 2009, rent changes on rollovers in the company’s industrial operating portfolio declined by 11.5% on an owned and managed basis, excluding expense reimbursements, rental abatements, percentage rents and straight-line rents. Rental rates on lease renewals and rollovers in the company’s portfolio declined by 6.9% for the trailing four quarters ended December 31, 2009.

During the quarter, cash-basis same store net operating income without the effect of lease termination fees, decreased by 7.3% and 4.5% for the full year 2009 on an owned and managed basis. Excluding the impact of foreign currency exchange rate movements against the U.S. dollar, cash-basis same store net operating income without the effect of lease termination fees decreased 8.9% for the fourth quarter and 4.7% for the full year 2009. See “Supplemental Earnings Measures” below for a discussion of cash-basis same store net operating income and a reconciliation of cash-basis same store net operating income and net income.

As of December 31, 2009, the accounts receivable levels were consistent with historical levels, during recessionary periods, and management believes that the accounts receivable are leveling and that it continues to maintain adequate bad debt reserves. Although the number of bankruptcies of its customers increased during 2009, the company believes the impact of such bankruptcies on its business was not significant for the quarter and year ended December 31, 2009.

Private Capital Business

For the year ended December 31, 2009, the company generated private capital revenues of $37.9 million, of which $10.5 million occurred in the fourth quarter. During the first quarter, the company contributed one $185.0 million development project to AMB Japan Fund I, L.P. During the third quarter, the company transferred two assets to AMB Institutional Alliance Fund III, L.P. in exchange for additional units equal to the fair value of the assets, for an aggregate price of $32.5 million, increasing its ownership interest in the fund to 22.7% from 19.3%.

Subsequent to year end, the company’s two open-ended funds completed approximately $267.0 million in net capital transactions consisting of: $50.0 million in new third-party equity in AMB Institutional Alliance Fund III; $67.0 million in investor-elected redemption withdrawals, thereby reducing AMB Institutional Alliance Fund III’s redemption queue to $14.9 million as of February 1, 2010; the company’s $100.0 million investment in AMB Institutional Alliance Fund III; and its $50.0 million investment in AMB Europe Fund I, FCP-FIS.

Equityholders in two of the company’s co-investment ventures, AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011.

Development Business

Given the uncertainty in the global economy during 2009, the company limited its development activity to previously committed projects. During the year ended December 31, 2009, the company commenced development on four previously committed development projects for a total estimated investment cost of $60.6 million. In addition to its committed development pipeline, as of December 31, 2009, the company held a total of 2,488 acres of land for future development or sale on an owned and managed basis, approximately 85% of which is located in the Americas. The company currently estimates that these 2,488 acres of land could support approximately 45.1 million square feet of future development.

Impairment Charges

The company recognized real estate impairment charges on certain of its assets of $181.9 million in the first quarter of 2009 and of $193.9 million in the fourth quarter of 2008. The principal trigger which led to the impairment charges was the severe economic deterioration in some markets resulting in a decrease in leasing and rental rates, rising vacancies and an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value, which may include impairments relating to the company’s unconsolidated real estate as well as impairments relating to the company’s investments in its unconsolidated co-investment ventures. See Part IV, Item 15: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the year ended December 31, 2009.

Summary of Key Transactions

During the year ended December 31, 2009, the company completed the following significant capital deployment and other transactions:

•	Contributed one completed development project aggregating approximately 1.0 million square feet for an aggregate price of approximately $184.8 million (using the exchange rate in effect on the date of contribution) to AMB Japan Fund I, L.P., an unconsolidated co-investment venture;

•	Sold development projects aggregating approximately 3.1 million square feet, including 1.1 million square feet that was held in an unconsolidated co-investment venture, and three land parcels totaling 35 acres for an aggregate sales price of $347.5 million;

•	Sold industrial operating properties aggregating approximately 2.9 million square feet, including 0.6 million square feet that were held in an unconsolidated co-investment venture, for an aggregate sales price of $198.1 million; and

•	Transferred two development assets to AMB Institutional Alliance Fund III, L.P. in exchange for additional partnership units equal to the fair value of the assets for an aggregate price of $32.5 million and aggregating approximately 0.4 million square feet.

See Part IV, Item 15: Notes 4 and 5 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s acquisition, development and disposition activity.

Critical Accounting Policies

The company’s discussion and analysis of financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The company evaluates its assumptions and estimates on an on-going basis. The company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Revenue Recognition.  The company records rental revenue from operating leases on a straight-line basis over the term of the leases and maintains an allowance for estimated losses that may result from the inability of the company’s customers to make required payments. If customers fail to make contractual lease payments that are greater than the company’s allowance for doubtful accounts, security deposits and letters of credit, then the company may have to recognize additional doubtful account charges in future periods. The company monitors the liquidity and creditworthiness of its customers on an on-going basis by reviewing their financial condition periodically as appropriate. Each period the company reviews its outstanding accounts receivable, including straight-line rents, for doubtful accounts and provide allowances as needed. The company also records lease termination fees when a customer has executed a definitive termination agreement with the company and the payment of the termination fee is not subject to any conditions that must be met or waived before the fee is due to the company. If a customer remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such customer’s occupancy.

Property Dispositions.  The company reports real estate dispositions in four separate categories on its consolidated statements of operations. First, when the company divests a portion of its interests in real estate entities or properties, gains from the sale represent the interests acquired by third-party investors for cash and are included in gains from sale or contribution of real estate interests in the statements of operations. Second, the company disposes of value-added conversion projects and build-to-suit and speculative development projects for which it has not generated material operating income prior to sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable, and is included in development profits, net of taxes, within continuing operations of the statements of operations. Third, the company disposes of value-added conversion and other redevelopment projects for which it may have generated material operating income prior to sale. The gain or loss recognized is reported net of estimated taxes, when applicable, in the development profits, net of taxes, line within discontinued operations. Lastly, guidance related to accounting for the impairment or disposal of long-lived assets requires the company to separately report as discontinued operations the historical operating results attributable to industrial operating properties sold and the applicable gain or loss on the disposition of the properties, which is included in development profits and gains from sale of real estate interests, net of taxes, in the statements of operations. The consolidated statements of operations for prior periods are also retrospectively adjusted to conform with new guidance regarding accounting for discontinued operations and noncontrolling interests, and there is no impact on the company’s previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Joint Ventures.  The company holds interests in both consolidated and unconsolidated joint ventures. The company consolidates joint ventures where it exhibits financial or operational control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity. In instances where the company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not defined as variable interest entities, management first considers whether the company is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). The company consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes. For joint ventures where the company is the general partner (or the equivalent), but does not control the joint venture as the other partners (or the equivalent) hold substantive participating rights, the company uses the equity method of accounting. For joint ventures where the company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the company controls the joint venture, the company consolidates the joint venture; otherwise it uses the equity method of accounting.

Investments in unconsolidated joint ventures are presented under the equity method. Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the company evaluates the investment for impairment by estimating the company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the company’s positive intent and ability to hold the investment until the forecasted recovery. If the company determines the loss in value is other than temporary, the company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals.

Real Estate Investment Trust.  As a real estate investment trust, the parent company generally will not be subject to corporate level federal income taxes in the United States if it meets minimum distribution requirements, and certain income, asset and share ownership tests. However, some of the company’s subsidiaries may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on the company’s taxable income arising from its taxable real estate investment trust subsidiaries and international entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. The company is required to establish a valuation allowance for deferred tax assets if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The company concluded, based on a review of the relative weight of the available evidence, that it was more likely than not that it would not generate sufficient future taxable income to realize certain deferred tax assets.

Foreign Currency Remeasurement and Translation.  Transactions that require the remeasurement and translation of a foreign currency are recorded according to accounting guidance on foreign currency translation. The U.S. dollar is the functional currency for the company’s subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for the company’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2007 (generally defined as properties that are 90% occupied). As of December 31, 2009, the same store industrial pool consisted of properties aggregating approximately 63.8 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	For the Years Ended December 31,
	2009	2008	2007

Acquired:
Square feet (in thousands)	—	2,831	702
Acquisition cost (in thousands)	$—	$217,044	$62,241
Development Properties Sold or Contributed:
Square feet (in thousands)	3,387	5,274	8,600

For the Years Ended December 31, 2009 and 2008 (dollars in millions):

	For the Years Ended
	December 31,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$473.8	$533.5	$(59.7)	(11.2)%
2008 acquisitions	19.5	11.0	8.5	77.3%
Development	50.9	21.8	29.1	133.5%
Other industrial	51.8	58.8	(7.0)	(11.9)%

Total rental revenues	596.0	625.1	(29.1)	(4.7)%
Private capital revenues	37.9	68.5	(30.6)	(44.7)%

Total revenues	$633.9	$693.6	$(59.7)	(8.6)%

Same store rental revenues decreased $59.7 million from the prior year due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the year ended December 31, 2008 would have been $494.6 million if the interests in AMB Partners II, L.P. had been contributed as of January 1, 2008, rather than July 1, 2008. The decrease of $20.8 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to decreased occupancy during 2009. The increase in revenues from prior year acquisitions is due to revenues recognized for the full year ended December 31, 2009 for properties acquired throughout all of 2008. The increase in rental revenues from development of $29.1 million is primarily due to increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The decrease in these revenues of $7.0 million primarily reflects a decline in occupancy in 2009. The decrease in private capital revenues of $30.6 million was primarily due to a decrease in incentive and acquisition fees recognized in 2009 from fees recognized in the prior year. In 2009, the company recognized incentive distributions of $2.9 million for AMB DFS Fund I, LLC, and in 2008, the company received incentive distributions of $33.0 million for AMB Institutional Alliance Fund III, L.P. and $1.0 million in connection with the sale of the partnership interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P.

	For the Years Ended
	December 31,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$109.9	$100.5	$9.4	9.4%
Real estate taxes	79.1	78.9	0.2	0.3%

Total property operating costs	$189.0	$179.4	$9.6	5.4%

Property operating costs
Same store	$143.6	$149.6	$(6.0)	(4.0)%
2008 acquisitions	7.8	3.1	4.7	151.6%
Development	21.3	7.7	13.6	176.6%
Other industrial	16.3	19.0	(2.7)	(14.2)%

Total property operating costs	189.0	179.4	9.6	5.4%
Depreciation and amortization	179.9	164.2	15.7	9.6%
General and administrative	115.3	144.0	(28.7)	(19.9)%
Restructuring charges	6.4	12.3	(5.9)	(48.0)%
Fund costs	1.1	1.1	—	—%
Real estate impairment losses	174.4	183.7	(9.3)	(5.1)%
Other expenses	10.2	0.5	9.7	1,940.0%

Total costs and expenses	$676.3	$685.2	$(8.9)	(1.3)%

Same store properties’ operating expenses decreased $6.0 million from the prior year primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the year ended December 31, 2008 would have been $139.7 million if the interests in AMB Partners II, L.P. had been contributed as of January 1, 2008, rather than July 1, 2008. The increase of $3.9 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to an increase in common area maintenance expenses and ground rent expense. The increase in expenses of $4.7 million related to properties acquired in 2008 is due to the recognition of expenses for the full year ended December 31, 2009 for properties acquired throughout all of 2008. The increase in development operating costs of $13.6 million was primarily due to an increase in utilities, repairs and maintenance expenses and ground rent expenses due to higher occupancy in certain development projects. The decrease in other industrial operating costs of $2.7 million was primarily due to the disposition of industrial operating properties during 2009. The increase in depreciation and amortization expenses of $15.7 million is primarily due to $15.5 million additional depreciation expense recorded upon reclassification of assets from properties held for contribution to investments in real estate in 2009 and asset stabilizations, partially offset by the full depreciation expense taken on an asset demolition in the third quarter of 2008. The decrease in general and administrative expenses of $28.7 million is primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. During the year ended December 31, 2009, the company recorded $6.4 million in restructuring charges, as compared to $12.3 million recorded in the fourth quarter of 2008, due to the further implementation of the cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. See Item 15: Note 3 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during 2009 and 2008. Other expenses increased $9.7 million primarily as a result of an increase in the company’s non-qualified deferred compensation plan expenses of $15.7 million, partially offset by a decrease in dead deal costs of $5.8 million from prior year.

	For the Years Ended
	December 31,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$35.9	$81.1	$(45.2)	(55.7)%
Gains from sale or contribution of real estate interests, net	—	20.0	(20.0)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	11.3	17.1	(5.8)	(33.9)%
Other income (expenses)	6.3	(3.1)	9.4	303.2%
Interest expense, including amortization	(121.4)	(134.0)	(12.6)	(9.4)%
Loss on early extinguishment of debt	(12.3)	(0.8)	11.5	1,437.5%

Total other income and (expenses), net	$(80.2)	$(19.7)	$(60.5)	(307.1)%

Development profits represent gains from the sale or contribution of development projects, including land. See the development sales and development contributions tables and “Development Sales and Contributions” in “Capital Resources of the Operating Partnership” for a discussion of the development asset sales and contributions and the associated development profits during the years ended December 31, 2009 and 2008. During the year ended December 31, 2009, the company did not contribute any industrial operating properties to unconsolidated co-investment ventures. During the year ended December 31, 2008, the company contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, the company recognized a gain of $20.0 million on the contribution, representing the portion of the company’s interest in the contributed property acquired by the third-party investors for cash.

The decrease in equity in earnings of unconsolidated joint ventures of $5.8 million for 2009 as compared to 2008 was primarily due to lower occupancy in 2009 and impairment losses recognized on the company’s unconsolidated assets under management, partially offset by the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Other income increased $9.4 million from the prior year primarily due to a $15.7 million increase in gains related to the company’s non-qualified deferred compensation plan, partially offset by a decrease in bank interest income of $4.7 million due to lower cash balances and interest rates and an increase in foreign currency exchange rate losses. During the year ended December 31, 2009, the company recognized a loss on currency remeasurement of approximately $7.2 million, compared to a loss of approximately $5.7 million in the same period of 2008. Interest expense decreased $12.6 million primarily due to decreased borrowings as well as a decrease in interest rates. Loss on early extinguishment of debt increased by $11.5 million primarily due to early repayments of secured debt and the completion of the repurchase of bonds in connection with the company’s tender offers in 2009.

	For the Years
	Ended
	December 31,
Discontinued Operations	2009	2008	$ Change	% Change

Income attributable to discontinued operations	$3.0	$2.0	$1.0	50.0%
Development profits, net of taxes	53.0	—	53.0	100.0%
Gains from sale of real estate interests, net of taxes	38.7	2.6	36.1	1,388.5%

Total discontinued operations	$94.7	$4.6	$90.1	1,958.7%

The increase in income attributable to discontinued operations of $1.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a decrease in real estate impairment losses on properties sold in 2009 or held for sale as of December 31, 2009. During the year ended December 31,

2009, the company sold value-added conversion development projects and land parcels aggregating approximately 0.2 million square for a sale price of $143.9 million, with a resulting net gain of $53.0 million. During the year ended December 31, 2009, the company sold industrial operating properties aggregating approximately 2.3 million square feet for a sale price of $151.6 million, with a resulting gain of $37.2 million. Additionally, during the year ended December 31, 2009, the company recognized a deferred gain of $1.6 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the year ended December 31, 2008, the company sold approximately 0.1 million square feet of industrial operating properties for a sale price of $3.6 million, with a resulting gain of $1.0 million, and the company recognized a deferred gain of approximately $1.4 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which were disposed of on December 31, 2007.

	For the Years
	Ended
	December 31,
Preferred Stock/Units	2009	2008	$ Change	% Change

Preferred stock dividends/unit distributions	$(15.8)	$(15.8)	$—	—%
Preferred stock unit redemption discount	9.8	—	9.8	100.0%

Total preferred stock/units	$(6.0)	$(15.8)	$9.8	62.0%

On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million and contributed the series D preferred units to the operating partnership. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased. No repurchases of units were made during the year ended December 31, 2008.

For the Years Ended December 31, 2008 and 2007 (dollars in millions):

	For the Years Ended
	December 31,
Revenues	2008	2007	$ Change	% Change

Rental revenues
Same store	$533.5	$555.0	$(21.5)	(3.9)%
2008 acquisitions	11.0	—	11.0	100.0%
Development	21.8	7.3	14.5	198.6%
Other industrial	58.8	56.9	1.9	3.3%

Total rental revenues	625.1	619.2	5.9	1.0%
Private capital revenues	68.5	31.7	36.8	116.1%

Total revenues	$693.6	$650.9	$42.7	6.6%

Same store rental revenues decreased $21.5 million from the prior year due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the year ended December 31, 2008 would have been $573.3 million if the interests in AMB Partners II, L.P. had not been contributed as of December 31, 2008. The increase of $18.3 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to increased rental rates and decreases in free rent. The increase in rental revenues from development of $14.5 million is primarily due to increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $1.9 million primarily reflects the number of projects that have reached these levels of operation and higher rent levels during 2008. The increase in private capital revenues of $36.8 million was primarily due to the receipt of an incentive distribution of $33.0 million for AMB Institutional Alliance Fund III, L.P., an incentive distribution of $1.0 million in connection with the sale of the partnership interests in AMB/Erie, L.P., including its final real estate asset to AMB Institutional Alliance Fund III, L.P., and an increase in asset management fees as a result of an increase in total unconsolidated assets under management, partially offset by a decrease in acquisition fees.

	For the Years Ended
	December 31,
Costs and Expenses	2008	2007	$ Change	% Change

Property operating costs:
Rental expenses	$100.5	$95.9	$4.6	4.8%
Real estate taxes	78.9	73.2	5.7	7.8%

Total property operating costs	$179.4	$169.1	$10.3	6.1%

Property operating costs
Same store	$149.6	$155.3	$(5.7)	(3.7)%
2008 acquisitions	3.1	—	3.1	100.0%
Development	7.7	2.9	4.8	165.5%
Other industrial	19.0	10.9	8.1	74.3%

Total property operating costs	179.4	169.1	10.3	6.1%
Depreciation and amortization	164.2	157.3	6.9	4.4%
General and administrative	144.0	129.5	14.5	11.2%
Restructuring charges	12.3	—	12.3	100.0%
Fund costs	1.1	1.1	—	—%
Real estate impairment losses	183.7	0.9	182.8	20,311.1%
Other expenses	0.5	5.1	(4.6)	(90.2)%

Total costs and expenses	$685.2	$463.0	$222.2	48.0%

Same store properties’ operating expenses decreased $5.7 million from the prior year primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the year ended December 31, 2008 would have been $159.9 million if the interests in AMB Partners II, L.P. had not been contributed as of December 31, 2008. The increase of $4.6 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to increased real estate taxes, utilities, repairs and maintenance expenses, ground rent expenses and non-reimbursable expenses. The increase in development operating costs of $4.8 million was primarily due to an increase in real estate taxes as well as increased utilities, repairs and maintenance expenses and ground rent expenses due to higher occupancy in certain development projects. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, which are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in other industrial operating costs of $8.1 million was primarily due to an increase in the number of properties that have reached these levels of operations. The increase in depreciation and amortization expenses of $6.9 million was primarily due to the recognition of $4.3 million of depreciation expense resulting from the reclassification of $76.7 million from properties held for contribution to investments in real estate in 2008 and asset stabilizations, as well as the full depreciation expense taken on an asset demolition in the third quarter of 2008. The increase in general and administrative expenses of $14.5 million was primarily due to an increase in personnel costs, resulting from increased employee headcount in the first three quarters of 2008 as well as an increase in professional services, and taxes. During the year ended December 31, 2008, the company recorded $12.3 million in restructuring charges due to the implementation of a broad-based cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. The increase in real estate impairment losses was primarily a result of changes in the economic environment in addition to the write-off of pursuit costs. See Item 15: Note 3 of the “Notes to

Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the fourth quarter of 2008. The decrease in other expenses of $4.6 million was primarily due to a loss on our non-qualified deferred compensation plans during the year ended December 31, 2008, compared to a gain during the year ended December 31, 2007.

	For the Years Ended
	December 31,
Other Income and (Expenses)	2008	2007	$ Change	% Change

Development profits, net of taxes	$81.1	$124.3	$(43.2)	(34.8)%
Gains from sale or contribution of real estate interests, net	20.0	73.4	(53.4)	(72.8)%
Equity in earnings of unconsolidated joint ventures, net	17.1	7.5	9.6	128.0%
Other income (expenses)	(3.1)	22.3	(25.4)	(113.9)%
Interest expense, including amortization	(134.0)	(126.8)	7.2	5.7%
Loss on early extinguishment of debt	(0.8)	(0.4)	0.4	100.0%

Total other income and (expenses), net	$(19.7)	$100.3	$(120.0)	(119.6)%

Development profits represent gains from the sale or contribution of development projects including land. See the development sales and development contributions tables and “Development Sales and Contributions” in “Capital Resources of the Operating Partnership” for a discussion of the development asset sales and contributions and the associated development profits during the years ended December 31, 2008 and 2007. During the year ended December 31, 2008, the company contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB Institutional Alliance Fund III, L.P. As a result, the company recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During the year ended December 31, 2007, the company contributed 4.2 million square feet in industrial operating properties into AMB Europe Fund I, FCP-FIS, contributed one 0.2 million square foot industrial operating property into AMB Institutional Alliance Fund III, L.P., and contributed one industrial operating property aggregating approximately 0.1 million square feet into AMB-SGP Mexico, LLC, for a total of approximately $524.9 million. As a result of these contributions, the company recognized gains from the contribution of real estate interests of approximately $73.4 million, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash.

The increase in equity in earnings of unconsolidated joint ventures of $9.6 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to the contribution of the interests in AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture, as well as growth in the company’s unconsolidated assets under management. Other income (expenses) decreased $25.4 million from the prior year primarily due to foreign currency exchange rate loss, a loss on the company’s nonqualified deferred compensation plan of $7.8 million, the recognition of a $5.5 million loss on impairment of an investment and a decrease in interest income of approximately $3.3 million, partially offset by an increase in third party management fees. During the year ended December 31, 2007, the company recognized a gain on currency remeasurement of approximately $3.9 million, compared to a loss of approximately $5.7 million in 2008. Additionally, other income during the year ended December 31, 2007 included insurance proceeds of approximately $2.9 million related to losses from Hurricanes Katrina and Wilma. Interest expense increased $7.2 million as a result of increased total consolidated debt at December 31, 2008.

	For the Years
	Ended
	December 31,
Discontinued Operations	2008	2007	$ Change	% Change

Income attributable to discontinued operations	$2.0	$19.2	$(17.2)	(89.6)%
Development profits, net of taxes	—	52.1	(52.1)	100.0%
Gains from sale of real estate interests, net of taxes	2.6	12.1	(9.5)	(78.5)%

Total discontinued operations	$4.6	$83.4	$(78.8)	(94.5)%

The decrease in income attributable to discontinued operations of $17.2 million for 2008 as compared to 2007 was primarily due to $10.2 million of real estate impairment losses on assets sold in 2008 and held for sale as of December 31, 2008, as well as a decrease in sales and contributions of industrial operating properties in 2008. During the year ended December 31, 2008, the company sold approximately 0.1 million square feet of industrial operating properties for a sale price of $3.6 million, with a resulting gain of $1.0 million, and the company recognized a deferred gain of approximately $1.4 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which were disposed of on December 31, 2007. No value-added conversion projects were sold during 2008. During the year ended December 31, 2007, the company sold industrial operating properties, aggregating approximately 0.3 million square feet, for an aggregate price of $16.3 million, with a resulting gain of $12.1 million, and value-added conversion projects for an aggregate price of $88.0 million, resulting in a gain of approximately $52.1 million.

	For the Years
	Ended
	December 31,
Preferred Stock/Units	2008	2007	$ Change		% Change

Preferred stock dividends/unit distributions	$(15.8)	$(15.8)	$		—%
Preferred stock unit redemption premium	—	(2.9)		2.9	(100.0)%

Total preferred stock/units	$(15.8)	$(18.7)		$2.9	(15.5)%

On April 17, 2007, the operating partnership redeemed all 800,000 of its outstanding 7.95% series J cumulative redeemable preferred limited partnership units and all 800,000 of its outstanding 7.95% series K cumulative redeemable preferred limited partnership units. In addition, AMB Property II, L.P., one of the operating partnership’s subsidiaries, repurchased all 510,000 of its outstanding 8.00% series I cumulative redeemable preferred limited partnership units. As a result of the redemptions and repurchase, the company recognized a reduction of income available to common stockholders of $2.9 million for the original issuance costs during the year ended December 31, 2007. No repurchases of units were made during the year ended December 31, 2008.

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

As of December 31, 2009, the parent company owned an approximate 97.8% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of December 31, 2009, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

As general partner with control of the operating partnership, the parent company consolidates the operating partnership for financial reporting purposes, and the parent company does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of the parent company and the operating partnership are the same on their respective financial statements. However, all debt is held directly or indirectly at the operating partnership level, and the parent company has guaranteed some of the operating partnership’s secured and unsecured debt as discussed below. As the parent company consolidates the operating partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the company on a consolidated basis and how the company is operated as a whole.

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

As circumstances warrant, the parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The operating partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to make acquisitions of properties, portfolios of properties or U.S. or foreign property-owning or real estate-related entities, to invest in existing or newly created co-investment ventures or for general corporate purposes.

Common and Preferred Equity  The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of December 31, 2009: 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million and contributed the series D preferred units to the operating partnership. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

In December 2007, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock, which terminated on December 31, 2009. During the year ended December 31, 2009, the parent company did not repurchase any shares of its common stock. During the year ended December 31, 2008, the parent company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. During the year ended December 31, 2007, the parent company repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share.

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

Market Equity as of December 31, 2009
	Shares/Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common stock	149,258,376	(5)	$25.55	$3,813,552
Common limited partnership units(3)	3,376,141		$25.55	86,260

Total	152,634,517			$3,899,812

Total options outstanding				8,107,697
Dilutive effect of stock options(4)				—

(1)	Dollars, per share/unit

(2)	Dollars, in thousands

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $23.74 for the quarter ended December 31, 2009. All stock options were anti-dilutive as of December 31, 2009.

(5)	Includes 918,753 shares of unvested restricted stock.

Preferred Stock as of December 31, 2009 (dollars in thousands)
	Dividend	Liquidation	Redemption/
Security	Rate	Preference	Callable Date

Series L preferred stock	6.50%	$50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of December 31, 2009, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part IV, Item 15: Note 11 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of industrial operating assets to further enhance liquidity. As of December 31, 2009, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 43.6%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% pursuant to its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of December 31, 2009
Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	46.4%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	49.4%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	43.6%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	46.4%
Parent company’s share of total debt-to-parent company’s share of total book capitalization(1)	47.7%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of December 31, 2009. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total book capitalization” is defined as the parent company’s share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of AMB Property, L.P.”

Liquidity of the Parent Company

The liquidity of the parent company is dependent on the operating partnership’s ability to make sufficient distributions to the parent company. The primary cash requirement of the parent company is its payment of dividends to its stockholders. The parent company also guarantees some of the operating partnership’s secured and unsecured debt described in the “Debt Guarantees” section below. If the operating partnership fails to fulfill its debt requirements, which trigger parent guarantee obligations, then the parent company will be required to fulfill its cash payment commitments under such guarantees.

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

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the years ended December 31, 2009, 2008 and 2007:

		For the Years Ended December 31,
Paying Entity	Security	2009	2008	2007

AMB Property Corporation	Common stock	$1.12	$1.56	$2.00
AMB Property Corporation	Series L preferred stock	$1.63	$1.63	$1.63
AMB Property Corporation	Series M preferred stock	$1.69	$1.69	$1.69
AMB Property Corporation	Series O preferred stock	$1.75	$1.75	$1.75
AMB Property Corporation	Series P preferred stock	$1.71	$1.71	$1.71

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the years ended December 31, 2009, 2008 and 2007, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the years ended December 31, 2009, 2008 and 2007. For the year ended December 31, 2007, Cash Flows from Operating Activities alone were not sufficient to pay such dividends and distributions, as shown in the table below. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
Summary of Dividends and Distributions Paid	2009	2008	2007
(dollars in thousands)

Net cash provided by operating activities	$242,276	$301,020	$240,543
Dividends paid to common and preferred stockholders(1)	(137,108)	(220,476)	(211,744)
Distributions to noncontrolling interests, including preferred units	(21,178)	(66,007)	(137,722)

Excess of net cash provided by operating activities
over dividends and distributions paid	$83,990	$14,537	$(108,923)

Net proceeds from divestiture of real estate	$482,515	$421,647	$824,628
Excess (deficit) of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends
and distributions paid	$566,505	$436,184	$715,705

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of December 31, 2009, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 6.1 years. In May 2008, the operating partnership sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The indenture for the senior debt securities contains limitation on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to $425.0 million of its other debt, related to the following loan facility. In October 2009, the operating partnership refinanced its $325.0 million senior unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the operating partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. The facility includes Euro and Yen tranches, with both the multi-currency and the U.S. dollar components currently priced at 275 basis points over the applicable LIBOR index. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which, as of December 31, 2009, had a balance of $55.5 million using the exchange rate in effect at December 31, 2009 and bore a weighted average interest rate of 0.68%.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at December 31, 2009, equaled approximately $591.3 million U.S. dollars. As of December 31, 2009, this facility had a balance of $182.9 million using the exchange rate in effect at December 31, 2009 and bore a weighted average interest rate of 0.7%.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for future borrowing in Indian rupees. As of December 31, 2009, this facility had a balance of $239.2 million using the exchange rate in effect at December 31, 2009 and bore a weighted average interest rate of 0.89%.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

Balance Sheet Strategy.  In general, the operating partnership uses unsecured lines of credit, unsecured notes, common and preferred equity (issued by the parent company, the operating partnership and their subsidiaries, as applicable) to capitalize its wholly owned assets. Over time, the operating partnership plans to retire non-recourse, secured debt encumbering its wholly owned assets and replace that debt with unsecured notes where practicable. In managing the co-investment ventures, in general, the operating partnership uses non-recourse, secured debt to capitalize its co-investment ventures.

The operating partnership currently expects that its principal sources of working capital and funding for debt service, development, acquisitions, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	borrowings under its unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by the operating partnership’s subsidiaries);

•	proceeds from debt securities offerings by the operating partnership;

•	proceeds from equity offerings by the parent company;

•	net proceeds from divestitures of properties;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to its co-investment ventures; and

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties.

The operating partnership currently expects that its principal funding requirements will include:

•	debt service;

•	distributions on outstanding common, preferred and general partnership units;

•	working capital;

•	acquisitions of properties, portfolios of properties, interests in real-estate related entities or platforms; and

•	development, expansion and renovation of properties.

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

Cash Flows.  For the year ended December 31, 2009, cash provided by operating activities was $242.3 million as compared to $301.0 million for the same period in 2008. This change is primarily due to lower net operating income in 2009 as well as changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash provided by investing activities was $75.1 million for the year ended December 31, 2009, as compared to cash used in investing activities of $881.8 million for the same period in 2008. This change is primarily due to an increase in net proceeds from divestiture of real estate and securities and decreases in the following: cash paid for property acquisitions, additions to land, buildings, development costs, building improvements and lease costs, loans made to affiliated entities and the purchase of equity interests. This is partially offset by the decrease in repayment of mortgage and loan receivables. Cash used in financing activities was $288.5 million for the year ended December 31, 2009, as compared to cash provided by financing activities of $581.8 million for the same period in 2008. This change is due primarily to a decrease in net borrowings on secured debt, other debt and unsecured credit facilities and an increase in payments on senior debt. This activity was partially offset by an increase in net proceeds from issuances of senior debt, an increase in the issuance of common and preferred units, a decrease in the repurchase of common units, and a decrease in distributions paid to common and preferred unitholders and noncontrolling interests.

Partners’ Capital.  As of December 31, 2009, the operating partnership had outstanding 149,028,965 common general partnership units; 2,119,928 common limited partnership units; 2,000,000 6.50% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million and contributed the series D preferred units to the operating partnership. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

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

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis during the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2009	2008

Placed in Operations:
Number of projects	11	1
Square feet	3,685,677	396,710
Estimated investment(1)	$264,697	$17,396
Sold:
Number of projects	3	2
Square feet	774,663	158,871
Estimated investment(1)	$62,695	$37,686
Contributed:
Number of projects	—	4
Square feet	—	2,122,056
Estimated investment	$—	$139,316
Available for Sale or Contribution:
Number of projects	24	19
Square feet	6,669,855	5,834,143
Estimated investment(1)	$567,634	$751,028

Total:
Number of projects	38	26
Square feet	11,130,195	8,511,780
Estimated investment(1)	$895,026	$945,426

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Square feet	1,977,185	73,927	498,017
Gross sales price	$293,846	$26,116	$222,963
Net proceeds	$254,888	$23,557	$208,795
Development profits, net of taxes	$59,068	$7,235	$80,706

Development contribution activity during the years ended December 31, 2009, 2008 and 2007 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Number of projects contributed to AMB Institutional Alliance Fund III, L.P.	2	4	4
Square feet	428,180	2,723,003	1,006,164
Number of projects contributed to AMB-SGP Mexico, LLC	—	3	2
Square feet	—	1,421,043	329,114
Number of land parcels contributed to AMB DFS Fund I, LLC	—	—	2
Square feet	—	—	—
Number of projects contributed to AMB Europe Fund I, FCP-FIS	—	2	8
Square feet	—	164,574	1,838,011
Number of projects contributed to AMB Japan Fund I, L.P.	1	2	1
Square feet	981,162	891,596	469,627

Total number of contributed development assets	3	11	17
Total square feet	1,409,342	5,200,216	3,642,916
Gross contribution price	$217,293	$374,878	$397,389
Net proceeds	$56,822	$254,791	$378,531
Development profits, net of taxes	$29,808	$73,849	$95,713

Development Sales and Contributions.  During 2009, the operating partnership recognized development profits of approximately $59.1 million as a result of the sale of development projects and land parcels, aggregating approximately 2.0 million square feet. During the year ended December 31, 2008, the operating partnership recognized development profits of approximately $7.2 million as a result of the sale of development projects, aggregating approximately 0.1 million square feet, and land parcels, aggregating approximately 95 acres. During 2007, the operating partnership recognized development profits of approximately $28.6 million as a result of the sale of development projects and 76 acres of land.

During the year ended December 31, 2009, the operating partnership recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During the year ended December 31, 2008, the operating partnership recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, the operating partnership recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the year ended December 31, 2009, the operating partnership did not contribute any industrial operating properties to unconsolidated co-investment ventures. During the year ended December 31, 2008, the operating partnership contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB Institutional Alliance Fund III, L.P. Also during 2008, the operating partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During 2007, the operating partnership contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The operating partnership also recognized a gain of $73.4 million in 2007 on the contributions, representing the portion of its interest in the contributed properties acquired by the third-

party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of December 31, 2009, the operating partnership held for sale three properties with an aggregate net book value of $13.9 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the operating partnership held for sale two properties with an aggregate net book value of $8.2 million.

As of December 31, 2009, the operating partnership held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 96% to an expected range of 15-20%. As of December 31, 2008, the operating partnership held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

As of December 31, 2009, no properties were reclassified from held for sale and properties with an aggregate net book value of $143.9 million were reclassified from held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the year December 31, 2009, the operating partnership recognized additional depreciation expense from the reclassification of assets from properties held for sale and contribution to investments in real estate and related accumulated depreciation of $15.5 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value. As of December 31, 2008, properties with an aggregate net book value of $100.4 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the year ended December 31, 2008, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $2.2 million as a result of the reclassification, as well as impairment charges of $21.8 million on real estate assets held for divestiture or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the year ended December 31, 2009, the operating partnership sold industrial operating properties aggregating approximately 2.3 million square feet for a sale price of $151.6 million, with a resulting gain of $37.2 million. Additionally, during the year ended December 31, 2009, the operating partnership recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the year ended December 31, 2008, the operating partnership sold approximately 0.1 million square feet of industrial operating properties for a sale price of $3.6 million, with a resulting gain of $1.0 million, and it recognized a deferred gain of approximately $1.4 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which were disposed of on December 31, 2007. During 2007, the operating partnership sold industrial operating properties, aggregating approximately 0.3 million square feet, for an aggregate price of $16.3 million, with a resulting gain of approximately $12.1 million. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the statements of operations.

Value-added Conversion Sales.  During the year ended December 31, 2009, the operating partnership sold value-added conversion projects, including approximately 0.2 million square feet and 21 land acres, for an aggregate price of $143.9 million, with a resulting gain of approximately $53.0 million. No value-added conversion projects were sold during 2008. During 2007, the operating partnership sold value-added conversion projects, aggregating approximately 0.3 million square feet, for an aggregate price of $88.0 million, with a resulting gain of approximately $52.1 million. These gains are presented in development profits, net of taxes, as discontinued operations in the consolidated statements of operations.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of December 31, 2009, the operating partnership owned approximately 77.4 million square feet of its properties (49.9% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at December 31, 2009 (dollars in thousands):

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

Please see Part IV, Item 15: Note 12 of the “Notes to Consolidated Financial Statements.” for a discussion of the operating partnership’s significant consolidated co-investment ventures.

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at December 31, 2009 (dollars in thousands):

		Approximate
		Ownership	Planned
Unconsolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund III, L.P.	AMB Institutional Alliance REIT III, Inc.	23%	$3,270,000	(2)
AMB Europe Fund I, FCP-FIS	Institutional investors	21%	$1,260,000	(2)
AMB Japan Fund I, L.P.	Institutional investors	20%	$1,498,000
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$602,000
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$85,000	(3)

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

(2)	The planned capitalization and investment capacity of AMB Institutional Alliance Fund III, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds is not limited. The planned capitalization represents the gross book value of real estate assets as of the most recent quarter end.

(3)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and the planned capitalization of this fund as of December 31, 2009 was the gross book value as of December 31, 2009 plus the estimated investment of $5.1 million to complete the existing development assets held by the fund.

As of December 31, 2009 and 2008, the operating partnership also had a 100% consolidated interest in G. Accion, a Mexican real estate company, which has been renamed AMB Property Mexico, S.A. de C.V. (“AMB

Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico. On June 13, 2008, the operating partnership acquired approximately 19% of additional equity interest and on July 18, 2008, it acquired the remaining equity interest (approximately 42%) in AMB Property Mexico, increasing its equity interest from approximately 39% to 100%. Through its investment in AMB Property Mexico, the operating partnership held equity interests in various other unconsolidated ventures totaling approximately $18.7 million and $24.6 million as of December 31, 2009 and 2008, respectively.

Please see Part IV, Item 15: Note 13 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of December 31, 2009, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 43.6%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market equity,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of December 31, 2009, the aggregate principal amount of the operating partnership’s secured debt was $1.1 billion, excluding insignificant unamortized net premiums. Of the $1.1 billion of secured debt, $771.3 million, excluding unamortized discounts, is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of December 31, 2009, bore interest at rates varying from 0.7% to 9.4% per annum (with a weighted average rate of 4.5%) and had final maturity dates ranging from February 2010 to November 2022. As of December 31, 2009, $622.4 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 6.4%), while the remaining $474.1 million bore interest at variable rates (with a weighted average interest rate of 2.0%). As of December 31, 2009, $610.5 million of the secured debt was held by co-investment ventures.

On September 4, 2008, the operating partnership entered into a $230.0 million secured term loan credit agreement set to mature on September 4, 2010. In December 2009, the operating partnership paid off the entire balance under this facility.

As of December 31, 2009, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 6.1 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of December 31, 2009, the operating partnership had $482.9 million outstanding in other debt which bore a weighted average interest rate of 4.1% and had an average term of 2.8 years. Other debt also includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $50.0 million balance outstanding as of December 31, 2009. Of the remaining $432.9 million outstanding in other debt, $425.0 million is related to the loan facility described below.

In October 2009, the operating partnership refinanced its $325.0 million unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the operating partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. As of December 31, 2009, the facility had an outstanding balance of $417.7 million, using the exchange rates in effect at December 31, 2009. The parent company guarantees the operating partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under its unsecured credit facilities at December 31, 2009.

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

If the long-term debt ratings of the operating partnership fall below current levels, the borrowing cost of debt under the operating partnership’s unsecured credit facilities and certain term loans will increase. In addition, if the long-term debt ratings of the operating partnership fall below investment grade, the operating partnership may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable. However, the lack of other currency borrowings does not affect the operating partnership’s ability to fully draw down under the credit facilities or term loans. However, the operating partnership’s lenders will not be able to terminate its credit facilities or certain term loans in the event that its credit rating falls below investment grade status. None of the operating partnership’s credit facilities contain covenants regarding the parent company’s stock price or market capitalization, thus a decrease in the parent company’s stock price is not expected to impact the operating partnership’s ability to borrow under its existing lines of credit. While the operating partnership currently does not expect its long-term debt ratings to fall below investment grade, in the event that the ratings do fall below those levels, it may be unable to exercise its options to extend the term of its credit facilities and the loss of the operating partnership’s ability to borrow in foreign currencies could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes. In addition, based on publicly available information regarding its lenders, the operating partnership currently does not expect to lose borrowing capacity under its existing lines of credit as a result of a dissolution, bankruptcy, consolidation, merger or other business combination among its lenders. The operating partnership’s access to funds under its credit facilities is dependent on the ability of the lenders that are parties to such facilities to meet their funding commitments to the operating partnership. If the operating partnership does not have sufficient cash flows and income from its operations to meet its financial commitments and lenders are not able to meet their funding commitments to the operating partnership, the operating partnership’s business, results of operations, cash flows and financial condition could be adversely affected.

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of December 31, 2009, the operating partnership was in compliance with its financial covenants under its credit facilities. There can be no assurance, however, that if the financial markets and economic conditions worsen, the operating partnership will be able to continue to comply with its financial covenants.

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

While the operating partnership believes that it has sufficient working capital and capacity under its credit facilities to continue its business operations as usual in the near term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect its liquidity and financial condition, as well as the liquidity and financial condition of its customers. If these market conditions persist, recur or worsen in the long term, they may limit the operating partnership’s ability, and the ability of its customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs. In the event that it does not have sufficient cash available to it through its operations to continue operating its business as usual, the operating partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the operating partnership of properties, whether or not they otherwise meet its strategic objectives to keep in the long term, at less than optimal terms; issuing and selling the operating partnership’s debt and equity in public or private transactions under less than optimal conditions; entering into leases with the operating partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with the operating partnership’s existing customers with a decrease in rental rates at turnover or on suboptimal terms; or paying a portion of the parent company’s dividends in stock rather than cash. There can be no assurance, however, that such alternative ways to increase its liquidity will be available to the operating partnership. Additionally, taking such measures to increase its liquidity may adversely affect the operating partnership’s business, results of operations and financial condition.

As circumstances warrant, the operating partnership may issue debt securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The operating partnership would use the proceeds to repay debt, including borrowings under its lines of credit, to make acquisitions of properties, portfolios of properties or U.S. or foreign property-owning or real estate-related entities or platforms, to invest in newly formed or existing joint ventures, or for general corporate purposes.

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of December 31, 2009, based on the operating partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2009, the outstanding balance on this credit facility was $55.5 million and the remaining amount available was $481.7 million, net of outstanding letters of credit of $12.8 million, using the exchange rate in effect on December 31, 2009.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at December 31, 2009, equaled approximately $591.3 million U.S. dollars and bore a weighted average interest rate of 0.70%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain other conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of December 31, 2009, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of December 31, 2009. As of December 31, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2009, was $182.9 million, and the remaining amount available was $408.4 million.

The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of December 31, 2009, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2009, was approximately $239.2 million with a weighted average interest rate of 0.89%, and the remaining amount available was $260.8 million.

The above credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the operating partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of December 31, 2009.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of December 31, 2009 (dollars in thousands):

	Wholly-Owned				Consolidated Joint Venture
	Unsecured						Total	Unconsolidated
	Senior	Credit	Other	Secured	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Venture Debt	Debt

2010	$65,000	$238,429	$2,112	$189,562	$131,497	$—	$626,600	$197,198	$823,798
2011	69,000	239,201	2,186	88,284	120,355	—	519,026	620,324	1,139,350
2012	—	—	426,385	27,764	388,113	50,000	892,262	449,870	1,342,132
2013	293,897	—	920	19,611	49,938	—	364,366	712,750	1,077,116
2014	—	—	616	—	5,659	—	6,275	855,551	861,826
2015	112,491	—	664	—	17,610	—	130,765	264,519	395,284
2016	250,000	—	—	—	16,231	—	266,231	73,102	339,333
2017	—	—	—	—	1,272	—	1,272	351,639	352,911
2018	125,000	—	—	—	1,455	—	126,455	183,194	309,649
2019	250,000	—	—	—	—	—	250,000	—	250,000
Thereafter	—	—	—	—	39,154	—	39,154	5,844	44,998

Subtotal	$1,165,388	$477,630	$432,883	$325,221	$771,284	$50,000	$3,222,406	$3,713,991	$6,936,397
Unamortized net (discount) premium	(9,859)	—	—	273	(224)	—	(9,810)	(4,513)	(14,323)

Subtotal	$1,155,529	$477,630	$432,883	$325,494	$771,060	$50,000	$3,212,596	$3,709,478	$6,922,074
Joint venture partners’ share of debt	—	—	—	—	(433,601)	(40,000)	(473,601)	(2,868,120)	(3,341,721)

Operating partnership’s share of total debt(2)	$1,155,529	$477,630	$432,883	$325,494	$337,459	$10,000	$2,738,995	$841,358	$3,580,353

Weighted average interest rate	6.4%	0.8%	3.9%	3.5%	4.9%	5.8%	4.6%	4.8%	4.7%
Weighted average maturity (years)	6.1	1.0	2.8	1.0	2.7	2.7	3.5	4.1	3.8

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $175.5 million of U.S. dollar borrowings, as well as $182.9 million, $93.0 million and $26.2 million in Yen, Canadian dollar and Singapore dollar-based borrowings outstanding at December 31, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2009.

(2)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of December 31, 2009, the operating partnership had debt maturing in 2010 through 2013, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
	2010		2011	2012	2013

Wholly-owned debt
Unsecured Senior Debt	$65,000		$69,000	$—	$293,897
Credit Facilities	—		238,429	239,201	—
Other Debt	—		—	427,635	1,916
Operating Partnership Secured Debt	188,445	(3)	87,667	28,648	20,466

Subtotal	253,445		395,096	695,484	316,279
Consolidated Joint Ventures
AMB-AMS, L.P.	2,559	(4)	—	—	39,786
AMB Institutional Alliance Fund II, L.P.	10,029	(5)	31,022	5,555	93,712
AMB-SGP, L.P.	—		42,064	293,700	—
Other Industrial Operating Joint Ventures	56,408		42,353	8,506	—

Subtotal	68,996		115,439	307,761	133,498
Unconsolidated Joint Ventures
AMB Institutional Alliance Fund III, L.P.	27,157	(6)	184,580	77,660	287,002
AMB Japan Fund I, L.P.	112,004		204,502	179,852	344,432
AMB-SGP Mexico, LLC	—		58,825	167,180	—
Other Industrial Operating Joint Ventures	9,059		31,995	—	58,771
AMB Europe Fund I, FCP-FIS	—		—	6,381	5,018

Subtotal	148,220		479,902	431,073	695,223
Total Consolidated	322,441		510,535	1,003,245	449,777
Total Unconsolidated	148,220		479,902	431,073	695,223

Total	$470,661		$990,437	$1,434,318	$1,145,000

Total Operating Partnership’s Share(7)	$323,530		$558,967	$940,365	$513,611

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2013, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Subsequent to year end, 10.2 billion yen ($109.7 million using the exchange rate at December 31, 2009) was repaid.

(4)	Subsequent to year end, $2.6 million was repaid at maturity.

(5)	Subsequent to year end, $4.7 million was refinanced and extended to maturity in 2014.

(6)	Subsequent to year end, $27.2 million was repaid.

(7)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2010 through 2013 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of December 31, 2009
	Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common general partnership units	149,028,965	(5)	$25.55	$3,807,690
Common limited partnership units(3)	3,376,141		$25.55	86,260

Total	152,405,106			$3,893,950

Total options outstanding				8,107,697
Dilutive effect of stock options(4)				—

(1)	Dollars, per unit.

(2)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units. Dollars, in thousands.

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $23.74 for the quarter ended December 31, 2009.

(5)	Includes 918,753 shares of unvested restricted stock.

Preferred units as of December 31, 2009 (dollars in thousands)
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred units	6.50%	$50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of December 31, 2009 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part IV, Item 15: Note 12 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of December 31, 2009

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	46.5%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	49.5%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	43.6%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	46.4%
Operating partnership’s share of total debt-to-operating partnership’s share of total book capitalization(1)	47.7%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of December 31, 2009. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total book capitalization” is defined as the operating partnership’s share of total debt plus noncontrolling interests to preferred unitholders and limited partnership unitholders plus stockholders’ equity. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of December 31, 2009, the operating partnership had $187.2 million in cash and cash equivalents and $18.9 million in restricted cash. During the year ended December 31, 2009, the operating partnership increased the availability under its lines of credit by approximately $441 million while reducing its share of outstanding debt by approximately $713 million. As of December 31, 2009, the operating partnership had $1.2 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 30%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of December 31, 2009, approximately $159.4 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the years ended December 31, 2009, 2008 and 2007:

		For the Years Ended December 31,
Paying Entity	Security	2009	2008	2007

AMB Property, L.P.	Common limited partnership units	$1.12	$1.56	$2.00
AMB Property, L.P.	Series L preferred units	$1.63	$1.63	$1.63
AMB Property, L.P.	Series M preferred units	$1.69	$1.69	$1.69
AMB Property, L.P.	Series O preferred units	$1.75	$1.75	$1.75
AMB Property, L.P.	Series P preferred units	$1.71	$1.71	$1.71
AMB Property II, L.P.	Class B common limited partnership units	$1.12	$1.56	$2.00
AMB Property II, L.P.	Series D preferred units	$2.69	$3.59	$3.64

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the years ended December 31, 2009, 2008 and 2007, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the years ended December 31, 2009, 2008 and 2007. For the year ended December 31, 2007, Cash Flows from Operating Activities alone were not sufficient to pay such dividends and distributions, as shown in the table below. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
Summary of Distributions Paid	2009	2008	2007
(dollars in thousands)

Net cash provided by operating activities	$242,276	$301,020	$240,543
Distributions paid to partners	(139,515)	(224,549)	(211,744)
Distributions to noncontrolling interests, including preferred units	(18,771)	(61,934)	(137,722)

Excess (deficit) of net cash provided by operating activities over distributions paid	$83,990	$14,537	$(108,923)

Net proceeds from divestiture of real estate	$482,515	$421,647	$824,628

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$566,505	$436,184	$715,705

Capital Commitments of the Operating Partnership

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 54 years. The buildings and improvements subject to these ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2009 were as follows (dollars in thousands):

2010	$37,603
2011	35,943
2012	33,085
2013	31,393
2014	28,769
Thereafter	435,722

Total	$602,515

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2009, the operating partnership had investments in co-investment ventures with a gross book value of $1.1 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $392.6 million and a gross book value of $6.6 billion. As of December 31, 2009, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $24.6 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB Institutional Alliance Fund III, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This would increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB Institutional Alliance Fund III, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

Captive Insurance Company.  In December 2001, the operating partnership formed a wholly-owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the attachment point of the operating partnership’s third-party insurance policies. The captive insurance company is one element of the operating partnership’s overall risk management program. The company capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience of the operating partnership’s properties. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, the operating partnership believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

Potential Contingent and Unknown Liabilities.  Contingent and unknown liabilities may include the following:

•	liabilities for environmental conditions;

•	losses in excess of insured coverage;

•	claims of customers, vendors or other persons dealing with the company’s predecessors prior to the company’s formation or acquisition transactions that had not been asserted or were unknown prior to the operating partnership’s formation or acquisition transactions;

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of the operating partnership’s properties;

•	accrued but unpaid liabilities incurred in the ordinary course of business; and

•	tax, legal and regulatory liabilities.

Capital Deployment

Land acquisitions during the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008

The Americas:
Acres	4	197
Estimated build out potential (square feet)	—	3,537,632
Investment(1)	$1,539	$88,436
Europe:
Acres	2	72
Estimated build out potential (square feet)	67,805	1,613,087
Investment(1)	$5,656	$66,850
Asia:
Acres	38	111
Estimated build out potential (square feet)	1,075,819	4,371,377
Investment(1)	$17,032	$61,776

Total:
Acres	44	380
Estimated build out potential (square feet)	1,143,624	9,522,096
Investment(1)	$24,227	$217,062

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity during the years ended December 31, 2009 and 2008 was as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008

Number of properties acquired by AMB Institutional Alliance Fund III, L.P.	—	8
Square feet	—	1,622,649
Expected investment	$—	$171,694
Number of properties acquired by AMB Europe Fund I, FCP-FIS	—	3
Square feet	—	848,313
Expected investment	$—	$154,499
Number of properties acquired by AMB Property, L.P.	—	10
Square feet	—	2,830,936
Expected investment	$—	$217,044

Total number of properties acquired	—	21
Total square feet	—	5,301,898
Total acquisition cost	$—	$529,574
Total acquisition capital	—	13,663

Total expected investment(1)	$—	$543,237

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of December 31, 2009 or 2008, as applicable.

Overview of Contractual Obligations

The following table summarizes our debt, interest and lease payments due by period as of December 31, 2009 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$626,600	$1,411,288	$370,641	$813,877	$3,222,406
Debt interest payments	19,894	54,756	22,136	50,543	147,329
Operating lease commitments	37,603	69,028	60,162	435,722	602,515

Total	$684,097	$1,535,072	$452,939	$1,300,142	$3,972,250

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of December 31, 2009, the company had provided approximately $15.2 million in letters of credit, of which $12.8 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part IV, Item 15: Notes 6, 7 and 13 of the “Notes to Consolidated Financial Statements,” as of December 31, 2009, the company had outstanding guarantees and contribution obligations in the aggregate amount of $415.6 million as described below.

As of December 31, 2009, the company had outstanding bank guarantees in the amount of $0.4 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of December 31, 2009, the company also guaranteed $47.9 million and $106.7 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of December 31, 2009.

Performance and Surety Bonds.  As of December 31, 2009, the company had outstanding performance and surety bonds in an aggregate amount of $5.1 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations (“FFO”) and Funds From Operations Per Share and Unit (“FFOPS”)

The company believes that net (loss) income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, the company considers funds from operations, or FFO, and FFO per share and unit, or FFOPS, to be useful supplemental measures of its operating performance. The company defines FFOPS as FFO per fully diluted weighted average share of the parent company’s common stock and operating partnership units. The company calculates FFO as net (loss) income available to common stockholders, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive the company’s pro rata share of FFO of consolidated and unconsolidated joint ventures.

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

The following table reflects the calculation of FFO reconciled from net (loss) income available to common unitholders of the operating partnership and common stockholders of the parent company for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Net (loss) income available to common unitholders of the operating partnership	$(50,866)	$(67,233)	$305,241
Net loss (income) available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	789	782	(11,689)

Net (loss) income available to common stockholders of the parent company	(50,077)	(66,451)	293,552
Gains from sale or contribution of real estate interests, net	(38,718)	(22,561)	(85,559)
Depreciation and amortization:
Total depreciation and amortization	179,894	164,188	157,290
Discontinued operations’ depreciation	2,042	5,011	6,436
Non-real estate depreciation	(8,593)	(7,270)	(5,623)
Adjustments to derive FFO from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net income)	11,063	32,855	27,235
Limited partnership unitholders’ noncontrolling interests (Net (loss) income)	(3,625)	(5,063)	6,019
Limited partnership unitholders’ noncontrolling interests (Development gains)	2,377	2,822	7,148
FFO attributable to noncontrolling interests	(26,695)	(49,957)	(62,902)
Adjustments to derive FFO from unconsolidated joint ventures:
The company’s share of net loss	(11,331)	(17,121)	(7,467)
The company’s share of FFO	42,938	42,742	27,391
Allocation to participating securities(1)	—	—	(418)

Funds from operations	$99,275	$79,195	$363,102

Basic FFO per common share and unit	$0.72	$0.78	$3.58

Diluted FFO per common share and unit	$0.72	$0.77	$3.49

Weighted average common shares and units:
Basic	137,740,825	101,253,972	101,550,001

Diluted	137,903,929	102,734,827	103,961,648

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO per common share and unit is adjusted for FFO distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 918,753, 855,919 and 652,838 unvested restricted shares outstanding for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The company considers same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of its operating performance for properties that are considered part of the same store pool. The company defines SS NOI as NOI on a same store basis. The company defines cash-basis SS NOI as SS NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2007. The company considers cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of the real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, the company believes that SS NOI and cash-basis SS NOI help investors compare the operating performance of its real estate as compared to other companies. While SS NOI and cash-basis SSNOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the company’s results from operations. Further, the company’s computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI and cash-basis SS NOI.

The following table reconciles SS NOI, cash-basis SS NOI and cash-basis SS NOI, excluding lease termination fees from net (loss) income for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Net (loss) income	$(27,960)	$(6,750)	$371,716
Private capital revenues	(37,879)	(68,470)	(31,707)
Depreciation and amortization	179,894	164,188	157,290
Real estate impairment losses	174,410	183,754	900
General and administrative and fund costs	116,315	145,040	130,584
Restructuring charges	6,368	12,306	—
Total other income and expenses	90,484	20,213	(95,235)
Total discontinued operations	(94,725)	(4,558)	(83,450)

Net operating income	406,907	445,723	450,098
Less non same-store NOI	(77,719)	(96,766)	(28,414)
Less non-cash adjustments(1)	(398)	(891)	(6,214)

Cash-basis same-store NOI	$328,790	$348,066	$415,470

Less lease termination fees	(2,613)	(5,498)	(327)

Cash-basis same-store NOI, excluding lease termination fees	$326,177	$342,568	$415,143

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. The company’s future earnings and cash flows are dependent upon prevailing market rates. Accordingly, the company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, payments to noteholders, and other cash requirements. The majority of the company’s outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. The company’s exposure to market risk includes interest rate fluctuations in connection with its credit facilities and other variable rate borrowings and its ability to incur more debt without stockholder and unitholder approval, thereby increasing its debt service obligations, which could adversely affect its cash flows. As of December 31, 2009, the company had one outstanding interest rate swap, four outstanding foreign exchange forward contracts and two interest rate caps with an aggregate notional amount of $836.4 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $9.8 million as of December 31, 2009 (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt(1)	$194,579	$135,794	$507,872	$344,755	$6,275	$783,792	$1,973,067	$1,964,410
Average interest rate	7.4%	6.6%	5.8%	6.2%	6.8%	6.4%	6.3%	n/a
Variable rate debt(2)	$432,021	$383,232	$384,390	$19,611	$—	$30,085	$1,249,339	$1,223,420
Average interest rate	1.2%	1.4%	2.9%	1.9%	—%	1.7%	1.8%	n/a
Interest payments	$19,894	$14,329	$40,427	$21,711	$425	$50,543	$147,329	n/a

(1)	Represents 61.2% of all outstanding debt at December 31, 2009.

(2)	Represents 38.8% of all outstanding debt at December 31, 2009.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $2.3 million (net of the swap) annually. As of December 31, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.2 billion and $3.2 billion, respectively, based on the company’s estimate of current market interest rates. As of December 31, 2008, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $4.0 billion and $3.5 billion, respectively, based on our estimate of current market interest rates.

As of December 31, 2009 and December 31, 2008, variable rate debt comprised 38.8% and 38.0%, respectively, of all the company’s outstanding debt. Variable rate debt was $1.2 billion and $1.5 billion, respectively, as of December 31, 2009 and December 31, 2008.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at December 31, 2009 were one interest rate swap and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans. The company does not hold or issue derivatives for trading purposes.

The following table summarizes the company’s financial instruments as of December 31, 2009 (in thousands):

	March 31,	September 4,	November 1,	October 1,	Notional
Related Derivatives	2010	2010	2010	2012	Amount	Fair Value

Interest Rate Swaps (USD)
Trade Notional Amount		$130,000			$130,000
Receive Floating(%)		3 mo. US LIBOR
Pay Fixed Rate(%)		2.70%
Fair Market Value (USD)		$(1,992)				$(1,992)

Interest Rate Caps (USD)
Trade Notional Amount			$7,319		$7,319
Underlying Rate			1 mo. US LIBOR
Strike Price			3.15%
Fair Market Value (USD)			—			$—
Trade Notional Amount				$26,500	$26,500
Underlying Rate				1 mo. US LIBOR
Strike Price				4.25%
Fair Market Value (USD)				$141		$141

Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Trade Notional Amount (USD)	$339,732				$339,732
Forward Strike Rate	1.4380
3/31/2010 Forward Rate as of 12/31/2009	1.4328
Fair Market Value (USD)	$1,228					$1,228
FX Forward Contract, CAD
Trade Notional Amount (USD)	$189,879				$189,879
Forward Strike Rate	1.0467
3/31/10 Forward Rate as of 12/31/2009	1.0466
Fair Market Value (USD)	$(20)					$(20)
FX Forward Contract, CAD
Trade Notional Amount (USD)	$74,053				$74,053
Forward Strike Rate	1.0463
3/31/10 Forward Rate as of 12/31/2009	1.0466
Fair Market Value (USD)	$16					$16
FX Forward Contract, GBP
Trade Notional Amount (USD)	$68,949				$68,949
Forward Strike Rate	1.6208
3/31/10 Forward Rate as of 12/31/2009	1.6169
Fair Market Value (USD)	$168					$168

					$836,432	$(459)

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The (losses) gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $(22.0) million and $23.6 million for the years ended December 31, 2009 and 2008, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the years ended December 31, 2009, 2008 and 2007, total unrealized and realized (losses) gains from remeasurement and translation included in the company’s results of operations were $(7.2) million, $(5.7) million and $3.9 million, respectively.

ITEM 8.	Financial Statements and Supplementary Data

See Item 15: “Exhibits and Financial Statement Schedules.”

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Controls and Procedures (AMB Property Corporation)

Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the parent company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the year covered by this report. Based on the foregoing, the parent company’s chief executive officer and chief financial officer each concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

There have been no changes in the parent company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The parent company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

The parent company’s management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on the parent company’s evaluation under the framework in “Internal Control — Integrated Framework,” the parent company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the parent company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Controls and Procedures (AMB Property, L.P.)

Disclosure Controls and Procedures and Changes to Internal Control over Financial Reporting

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the year covered by this report. Based on the foregoing, the chief executive officer and chief financial officer of the operating partnership’s general partner each concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The operating partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

The operating partnership’s management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on the operating partnership’s evaluation under the framework in “Internal Control — Integrated Framework,” the operating partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the operating partnership’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	Other Information

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

The information required by Items 10 through 14 will be contained in a definitive proxy statement for the parent company’s Annual Meeting of Stockholders, which the parent company anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).

Exhibit
Number	Description

3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.19 to AMB Property Corporation’s Registration Statement on Form 8-A filed on December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Registration Statement on Form 8-A filed on August 24, 2006).
3.6	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.7	Articles Supplementary Redesignating and Reclassifying 510,000 Shares of 8.00% Series I Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.8	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series J Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.9	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series K Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.10	Sixth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 25, 2008).
3.11	Articles Supplementary Redesignating and Reclassifying 1,595,337 Shares of 7.18% Series D Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on December 22, 2009).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 to AMB Property Corporation’s Form 8-A filed on August 24, 2006).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number	Description

4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).
4.10	$175,000,000 Fixed Rate Note No, B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005).
4.11	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.12	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form S-11 (No. 333-49163)).
4.13	Second Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.14	Third Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Fourth Supplemental Indenture dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K/A filed on November 16, 2000).
4.16	Fifth Supplemental Indenture dated as of May 7, 2002 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.17	Sixth Supplemental Indenture dated as of July 11, 2005 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.18	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.19	Seventh Supplemental Indenture dated as of August 10, 2006 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).

Exhibit
Number		Description

4.20		$175,000,000 Fixed Rate Note No. FXR-C-1 dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 15, 2006).
4.21		Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.22		Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).
4.23		Registration Rights Agreement dated as of May 5, 1999 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.24		Registration Rights Agreement dated as of November 1, 2006 by and among AMB Property Corporation, AMB Property II, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.25		$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on 8-K filed on May 1, 2008).
4.26		$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.27		$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000 attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.28		Registration Rights Agreement dated as of November 10, 2009 by and between AMB Property Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 10, 2009).
4.29		Eighth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
4.30		Ninth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
4.31		6.125% Notes due 2016, attaching Parent Guarantee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
4.32		6.625% Notes due 2019, attaching Parent Guarantee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 30, 2006).
10.6		Fifteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 19, 2010.
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, and J.P. Morgan Europe Limited, as administrative agents, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.10 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.11 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006).

Exhibit
Number		Description

10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers (incorporated by reference to Exhibit 10.17 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.17	Separation Agreement and Release of All Claims, dated November 20, 2006, by and between AMB Property Corporation and W. Blake Baird (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
*10	.18	Separation Agreement and Release of All Claims, dated November 21, 2006, by and between AMB Property Corporation and Michael A. Coke (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
10.19		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.20		$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.21		$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.22		$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.23	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.24	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2007).
10.25	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 20, 2007).
10.26	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.27	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.28	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008).
10.29	Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008).
10.30	AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008).

Exhibit
Number		Description

10.31		Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008).
10.32		Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008).
10.33		Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008).
10.34		Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008).
10.35		Termination Letter, dated December 29, 2008, from ING Real Estate Finance N.V., as Facility Agent, to AMB Fund Management S.à.r.l., acting in its own name but on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on January 5, 2009).
10.36		Amendment No. 1 to Credit Agreement, dated as of January 26, 2009, by and among AMB Property, L.P., AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, and HSBC Bank USA, National Association and U.S. Bank National Association, as documentation agents (incorporated by reference to Exhibit 10.37 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.37	Separation Agreement and Release of All Claims, dated September 18, 2009, by and between AMB Property Corporation and John T. Roberts, Jr. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 23, 2009).
10.38		Credit Agreement, dated as of October 15, 2009, by and among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent for Euros, Sumitomo Mitsui Banking Corporation, as administrative agent for Yen and syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Calyon Credit Agricole CIB, New York Branch, and U.S. Bank National Association, and HSBC Bank USA, National Association, as documentation agents, AMB European Investments LLC and AMB Japan Finance, Y.K., as the initial qualified borrowers, and a syndicate of banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).

Exhibit
Number	Description

10.39	Guaranty of Payment, dated as of October 15, 2009, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.40	Qualified Borrower Guaranty, dated as of October 15, 2009, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Administrative Agent, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
21.1	Subsidiaries of AMB Property Corporation.
21.2	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in signature pages of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 19, 2010.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated February 19, 2010.
32.1	18 U.S.C. § 1350 Certifications dated February 19, 2010. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated February 19, 2010. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement

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

Date: February 19, 2010

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

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ T. ROBERT BURKE T. Robert Burke	Director	February 19, 2010

/s/ DAVID A. COLE David A. Cole	Director	February 19, 2010

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 19, 2010

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 19, 2010

/s/ FREDERICK W. REID Frederick W. Reid	Director	February 19, 2010

Name	Title	Date

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 19, 2010

Thomas W. Tusher	Director	February 19, 2010

/s/ CARL B. WEBB Carl B. Webb	Director	February 19, 2010

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	February 19, 2010

/s/ NINA A. TRAN Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	February 19, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB PROPERTY, L.P. :

By:	AMB Property Corporation, Its General Partner

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer

Date: February 19, 2010

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

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ T. ROBERT BURKE T. Robert Burke	Director	February 19, 2010

/s/ DAVID A. COLE David A. Cole	Director	February 19, 2010

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 19, 2010

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 19, 2010

/s/ FREDERICK W. REID Frederick W. Reid	Director	February 19, 2010

Name	Title	Date

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 19, 2010

Thomas W. Tusher	Director	February 19, 2010

/s/ CARL B. WEBB Carl B. Webb	Director	February 19, 2010

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	February 19, 2010

/s/ NINA A. TRAN Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of AMB Property Corporation

In our opinion, the consolidated financial statements of AMB Property Corporation (the “Company”) listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounted for uncertain tax positions in 2007, the manner in which it accounted for fair value measurements of financial and nonfinancial instruments in 2008 and 2009, respectively, the manner in which it accounted for business combinations in 2009 and the manner in which it accounted for noncontrolling interests in 2009. As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which participating securities are included in earnings per share in 2009.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of AMB Property, L.P.

In our opinion, the consolidated financial statements of AMB Property, L.P. (the “Operating Partnership”) listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Operating Partnership and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed the manner in which it accounted for uncertain tax positions in 2007, the manner in which it accounted for fair value measurements of financial and nonfinancial instruments in 2008 and 2009, respectively, the manner in which it accounted for business combinations in 2009 and the manner in which it accounted for noncontrolling interests in 2009. As discussed in Note 17 to the consolidated financial statements, the Operating Partnership changed the manner in which participating securities are included in earnings per unit in 2009.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 19, 2010

Financial Statements of AMB Property Corporation

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,317,461	$1,108,193
Land held for development	591,489	677,028
Buildings and improvements	4,439,313	3,525,871
Construction in progress	360,397	1,292,764

Total investments in properties	6,708,660	6,603,856
Accumulated depreciation and amortization	(1,113,808)	(970,737)

Net investments in properties	5,594,852	5,633,119
Investments in unconsolidated joint ventures	462,130	431,322
Properties held for sale or contribution, net	214,426	609,023

Net investments in real estate	6,271,408	6,673,464
Cash and cash equivalents	187,169	223,936
Restricted cash	18,908	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,715 and $10,682, respectively	155,958	160,528
Deferred financing costs, net	24,883	25,277
Other assets	183,632	191,148

Total assets	$6,841,958	$7,301,648

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$1,096,554	$1,522,571
Unsecured senior debt	1,155,529	1,153,926
Unsecured credit facilities	477,630	920,850
Other debt	482,883	392,838

Total debt	3,212,596	3,990,185
Security deposits	53,283	59,093
Dividends payable	46,041	3,395
Accounts payable and other liabilities	238,718	282,771

Total liabilities	3,550,638	4,335,444
Commitments and contingencies (Note 19)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 149,258,376 and 98,469,872 issued and outstanding, respectively	1,489	981
Additional paid-in capital	2,740,307	2,238,872
Retained (deficit) earnings	(29,008)	29,799
Accumulated other comprehensive income	3,816	22,043

Total stockholders’ equity	2,940,016	2,515,107
Noncontrolling interests:
Joint venture partners	289,909	293,367
Preferred unitholders	—	77,561
Limited partnership unitholders	61,395	80,169

Total noncontrolling interests	351,304	451,097

Total equity	3,291,320	2,966,204

Total liabilities and equity	$6,841,958	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except per
	share amounts)

REVENUES
Rental revenues	$595,963	$625,093	$619,179
Private capital revenues	37,879	68,470	31,707

Total revenues	633,842	693,563	650,886

COSTS AND EXPENSES
Property operating costs	(109,889)	(100,479)	(95,854)
Real estate taxes	(79,167)	(78,891)	(73,227)
Depreciation and amortization	(179,894)	(164,188)	(157,290)
General and administrative	(115,253)	(143,962)	(129,508)
Restructuring charges	(6,368)	(12,306)	—
Fund costs	(1,062)	(1,078)	(1,076)
Real estate impairment losses	(174,410)	(183,754)	(900)
Other expenses	(10,247)	(520)	(5,112)

Total costs and expenses	(676,290)	(685,178)	(462,967)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	35,874	81,084	124,288
Gains from sale or contribution of real estate interests, net	—	19,967	73,436
Equity in earnings of unconsolidated joint ventures, net	11,331	17,121	7,467
Other income (expenses)	6,284	(3,124)	22,286
Interest expense, including amortization	(121,459)	(133,955)	(126,692)
Loss on early extinguishment of debt	(12,267)	(786)	(438)

Total other income and expenses, net	(80,237)	(19,693)	100,347

(Loss) income from continuing operations	(122,685)	(11,308)	288,266

Discontinued operations:
Income attributable to discontinued operations	3,005	1,964	19,196
Development profits, net of taxes	53,002	—	52,131
Gains from sale of real estate interests, net of taxes	38,718	2,594	12,123

Total discontinued operations	94,725	4,558	83,450

Net (loss) income	(27,960)	(6,750)	371,716
Noncontrolling interests’ share of net income:
Joint venture partners’ share of net income	(11,063)	(32,855)	(27,235)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(3,308)	(9,041)	(16,160)
Preferred unitholders	(4,295)	(5,727)	(8,042)
Limited partnership unitholders	3,625	5,063	(6,019)

Total noncontrolling interests’ share of net income	(15,041)	(42,560)	(57,456)

Net (loss) income attributable to AMB Property Corporation	(43,001)	(49,310)	314,260
Preferred stock dividends	(15,806)	(15,806)	(15,806)
Preferred unit redemption discount (issuance costs)	9,759	—	(2,930)
Allocation to participating securities	(1,029)	(1,335)	(1,972)

Net (loss) income available to common stockholders	$(50,077)	$(66,451)	$293,552

Basic (loss) income per common share attributable to AMB Property Corporation
(Loss) income from continuing operations (after preferred stock dividends)	$(1.02)	$(0.71)	$2.23
Discontinued operations	0.65	0.03	0.79

Net (loss) income available to common stockholders	$(0.37)	$(0.68)	$3.02

Diluted (loss) income per common share attributable to AMB Property Corporation
(Loss) income from continuing operations (after preferred stock dividends)	$(1.02)	$(0.71)	$2.18
Discontinued operations	0.65	0.03	0.77

Net (loss) income available to common stockholders	$(0.37)	$(0.68)	$2.95

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	134,321,231	97,403,659	97,189,749

Diluted	134,321,231	97,403,659	99,601,396

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

						Accumulated
		Common Stock		Additional	Retained	Other
	Preferred	Number		Paid-in	Earnings	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	(Deficit)	Income (Loss)	Interests	Total

Balance as of December 31, 2006	$223,417	89,662,435	$895	$1,796,849	$147,274	$(1,778)	$837,560	$3,004,217
Net income	15,806	—	—	—	298,454	—	57,456
Unrealized (loss) on securities and derivatives	—	—	—	—	—	(1,676)	—
Currency translation adjustment	—	—	—	—	—	14,775	—
Total comprehensive income								384,815
Contributions	—	—	—	—	—	—	47,136	47,136
Distributions and allocations	—	—	—	—	—	—	(132,411)	(132,411)
Issuance of common stock, net	—	8,365,800	84	471,988	—	—	—	472,072
Stock-based compensation amortization and issuance of restricted stock, net	—	(1,179)	—	16,046	—	—	—	16,046
Exercise of stock options	—	1,536,041	15	28,313	—	—	—	28,328
Conversion of partnership units	—	716,449	7	42,289	—	—	(14,329)	27,967
Repurchases of preferred stock	—	—	—	(2,930)	—	—	(102,737)	(105,667)
Repurchases of common stock	—	(1,069,038)	(11)	(53,348)	—	—	—	(53,359)
Forfeiture of restricted stock	—	—	—	(3,070)	—	—	—	(3,070)
Reallocation of partnership interest	—	—	—	(14,947)	—	—	14,947	—
Offering costs	(5)	—	—	(579)	—	—	—	(584)
Dividends ($2.00 per share)	(15,806)	—	—	—	(198,110)	—	(10,211)	(224,127)

Balance as of December 31, 2007	223,412	99,210,508	990	2,280,611	247,618	11,321	697,411	3,461,363
Net income (loss)	15,806	—	—	—	(65,116)	—	42,560
Unrealized (loss) on securities and derivatives	—	—	—	—	—	(12,894)	—
Currency translation adjustment	—	—	—	—	—	23,616	—
Total comprehensive income								3,972
Contributions	—	—	—	—	—	—	15,251	15,251
Distributions and allocations	—	—	—	—	—	—	(66,172)	(66,172)
Stock-based compensation amortization and issuance of restricted stock, net	—	430,997	3	21,464	—	—	—	21,467
Exercise of stock options	—	129,507	1	4,212	—	—	—	4,213
Conversion of partnership units	—	495,306	5	20,565	—	—	(11,724)	8,846
Repurchases of common stock	—	(1,765,591)	(18)	(87,678)	—	—	—	(87,696)
Forfeiture of restricted stock	—	(30,855)	—	(1,594)	—	—	—	(1,594)
Repurchase of noncontrolling interest	—	—	—	—	—	—	(12,650)	(12,650)
Contribution of consolidated interest to an
unconsolidated joint venture	—	—	—	—	—	—	(206,240)	(206,240)
Reallocation of partnership interest	—	—	—	1,302	—	—	(1,302)	—
Offering costs	—	—	—	(10)	—	—	—	(10)
Dividends ($1.56 per share)	(15,806)	—	—	—	(152,703)	—	(6,037)	(174,546)

Balance as of December 31, 2008	223,412	98,469,872	981	2,238,872	29,799	22,043	451,097	2,966,204
Net income (loss)	15,806	—	—	—	(58,807)	—	15,041
Unrealized gain on securities and derivatives	—	—	—	—	—	3,793	—
Currency translation adjustment	—	—	—	—	—	(22,020)	—
Total comprehensive loss								(46,187)
Contributions	—	—	—	—	—	—	15,733	15,733
Distributions and allocations	—	—	—	—	—	—	(26,670)	(26,670)
Issuance of common stock, net	—	47,437,500	474	551,845	—	—	—	552,319
Stock-based compensation amortization and issuance of restricted stock, net	—	382,391	4	23,045	—	—	—	23,049
Exercise of stock options	—	94,749	1	1,822	—	—	—	1,823
Conversion and redemption of partnership units	—	47,563	—	1,091	—	—	(1,413)	(322)
Repurchases of preferred units	—	2,880,281	29	77,532	—	—	(77,561)	—
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of restricted stock	—	(53,980)	—	(837)	—	—	—	(837)
Reallocation of partnership interest	—	—	—	12,199	—	—	(12,199)	—
Dividends ($1.12 per share)	(15,806)	—	—	(164,403)	—	—	(3,815)	(184,024)

Balance as of December 31, 2009	$223,412	149,258,376	$1,489	$2,740,307	$(29,008)	$3,816	$351,304	$3,291,320

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(27,960)	$(6,750)	$371,716
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(10,531)	(10,549)	(13,246)
Depreciation and amortization	179,894	164,188	157,290
Real estate impairment losses	174,410	183,754	900
Foreign exchange losses	6,081	1,043	2,883
Stock-based compensation amortization	23,049	21,467	16,046
Equity in earnings of unconsolidated joint ventures	(11,331)	(17,121)	(7,467)
Operating distributions received from unconsolidated joint ventures	11,687	24,279	18,930
Gains from sale or contribution of real estate interests, net	—	(19,967)	(73,436)
Development profits, net of taxes	(35,874)	(81,084)	(124,288)
Debt premiums, discounts and finance cost amortization, net	21,866	9,192	3,961
Discontinued operations:
Depreciation and amortization	2,042	5,011	6,436
Real estate impairment losses	7,443	10,164	257
Development profits, net of taxes	(53,002)	—	(52,131)
Gains from sale of real estate interests, net of taxes	(38,718)	(2,594)	(12,123)
Changes in assets and liabilities:
Accounts receivable and other assets	17,311	27,776	(82,288)
Accounts payable and other liabilities	(24,091)	(7,789)	27,103

Net cash provided by operating activities	242,276	301,020	240,543
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(2,312)	(671)	(11,303)
Cash paid for property acquisitions	—	(195,554)	(57,249)
Additions to land, buildings, development costs, building improvements and lease costs	(402,349)	(1,020,819)	(1,300,651)
Net proceeds from divestiture of real estate and securities	482,515	421,647	824,628
Additions to interests in unconsolidated joint ventures	(7,447)	(52,267)	(54,334)
Repayment of mortgage and loan receivables	—	81,542	1,588
Purchase of noncontrolling interest	(8,968)	—	—
Capital distributions received from unconsolidated joint ventures	9,457	35,012	227
Cash transferred to unconsolidated joint ventures	(357)	(16,848)	(35,146)
Repayments from (loans made to) affiliates	4,590	(73,480)	—
Purchase of equity interests, net	—	(60,330)	—

Net cash provided by (used in) investing activities	75,129	(881,768)	(632,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	552,319	—	472,072
Proceeds from stock option exercises	1,823	4,213	28,328
Repurchase and retirement of common stock	—	(87,696)	(53,359)
Borrowings on secured debt	147,995	641,572	718,153
Payments on secured debt	(478,699)	(210,440)	(259,592)
Borrowings on other debt	219,045	525,000	75,956
Payments on other debt	(122,632)	(212,547)	(20,473)
Borrowings on unsecured credit facilities	704,639	1,913,126	1,489,256
Payments on unsecured credit facilities	(1,147,258)	(1,856,734)	(1,507,188)
Payment of financing fees	(25,187)	(14,931)	(13,755)
Net proceeds from issuances of senior debt	500,000	325,000	24,689
Payments on senior debt	(497,103)	(175,000)	(125,000)
Issuance, redemption or repurchases of preferred stock or units	(322)	(10)	(584)
Repurchase of preferred units	—	—	(102,737)
Contributions from joint venture partners	15,117	16,695	43,725
Dividends paid to common and preferred stockholders	(137,108)	(220,476)	(211,744)
Distributions to noncontrolling interests, including preferred units	(21,178)	(66,007)	(137,722)

Net cash (used in) provided by financing activities	(288,549)	581,765	420,025
Net effect of exchange rate changes on cash	(65,623)	2,695	17,133
Net (decrease) increase in cash and cash equivalents	(36,767)	3,712	45,461
Cash and cash equivalents at beginning of period	223,936	220,224	174,763

Cash and cash equivalents at end of period	$187,169	$223,936	$220,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$108,901	$137,613	$134,470
Non-cash transactions:
Acquisition of properties	$—	$227,612	$60,293
Assumption of secured debt	—	(16,843)	—
Assumption of other assets and liabilities	—	(7,564)	(17)
Acquisition capital	—	(7,651)	(1,127)
Noncontrolling interest contribution, including units issued	—	—	(1,900)

Net cash paid for property acquisitions	$—	$195,554	$57,249

Preferred unit redemption (discount) issuance costs	$(9,759)	$—	$2,930
Contribution of properties to unconsolidated joint ventures, net	$41,379	$114,423	$78,218
Purchase of equity interest of unconsolidated joint ventures, net	$—	$—	$26,031
Exchange of common stock for preferred units	$67,802	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements of AMB Property, L.P.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,317,461	$1,108,193
Land held for development	591,489	677,028
Buildings and improvements	4,439,313	3,525,871
Construction in progress	360,397	1,292,764

Total investments in properties	6,708,660	6,603,856
Accumulated depreciation and amortization	(1,113,808)	(970,737)

Net investments in properties	5,594,852	5,633,119
Investments in unconsolidated joint ventures	462,130	431,322
Properties held for sale or contribution, net	214,426	609,023

Net investments in real estate	6,271,408	6,673,464
Cash and cash equivalents	187,169	223,936
Restricted cash	18,908	27,295
Accounts receivable, net of allowance for doubtful accounts of $11,715 and $10,682, respectively	155,958	160,528
Deferred financing costs, net	24,883	25,277
Other assets	183,632	191,148

Total assets	$6,841,958	$7,301,648

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$1,096,554	$1,522,571
Unsecured senior debt	1,155,529	1,153,926
Unsecured credit facilities	477,630	920,850
Other debt	482,883	392,838

Total debt	3,212,596	3,990,185
Security deposits	53,283	59,093
Distributions payable	46,041	3,395
Accounts payable and other liabilities	238,718	282,771

Total liabilities	3,550,638	4,335,444
Commitments and contingencies (Note 19)
Capital:
Partners’ capital:
General partner, 149,028,965 and 98,240,461 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,940,016	2,515,107
Limited partners, 2,119,928 and 2,180,809 units outstanding, respectively	38,561	50,831

Total partners’ capital	2,978,577	2,565,938
Noncontrolling interests:
Joint venture partners	289,909	293,367
Preferred unitholders	—	77,561
Class B limited partnership unitholders	22,834	29,338

Total noncontrolling interests	312,743	400,266

Total capital	3,291,320	2,966,204

Total liabilities and capital	$6,841,958	$7,301,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 , 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except per unit amounts)

REVENUES
Rental revenues	$595,963	$625,093	$619,179
Private capital revenues	37,879	68,470	31,707

Total revenues	633,842	693,563	650,886
COSTS AND EXPENSES
Property operating expenses	(109,889)	(100,479)	(95,854)
Real estate taxes	(79,167)	(78,891)	(73,227)
Depreciation and amortization	(179,894)	(164,188)	(157,290)
General and administrative	(115,253)	(143,962)	(129,508)
Restructuring charges	(6,368)	(12,306)	—
Fund costs	(1,062)	(1,078)	(1,076)
Real estate impairment losses	(174,410)	(183,754)	(900)
Other expenses	(10,247)	(520)	(5,112)

Total costs and expenses	(676,290)	(685,178)	(462,967)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	35,874	81,084	124,288
Gains from sale or contribution of real estate interests, net	—	19,967	73,436
Equity in earnings of unconsolidated joint ventures, net	11,331	17,121	7,467
Other income (expenses)	6,284	(3,124)	22,286
Interest expense, including amortization	(121,459)	(133,955)	(126,692)
Loss on early extinguishment of debt	(12,267)	(786)	(438)

Total other income and expenses, net	(80,237)	(19,693)	100,347

(Loss) income from continuing operations	(122,685)	(11,308)	288,266

Discontinued operations:
Income attributable to discontinued operations	3,005	1,964	19,196
Development profits, net of taxes	53,002	—	52,131
Gains from sale of real estate interests, net of taxes	38,718	2,594	12,123

Total discontinued operations	94,725	4,558	83,450

Net (loss) income	(27,960)	(6,750)	371,716
Noncontrolling interests’ share of net income:
Joint venture partners’ share of net income	(11,063)	(32,855)	(27,235)
Joint venture partners’ and Class B limited partnership unitholders’ share of development profits	(1,804)	(6,219)	(9,012)
Preferred unitholders	(4,295)	(5,727)	(6,434)
Class B limited partnership unitholders	1,332	1,459	(1,488)

Total noncontrolling interests’ share of net income	(15,830)	(43,342)	(44,169)

Net (loss) income attributable to AMB Property, L.P.	(43,790)	(50,092)	327,547
Series L, M, O and P preferred unit distributions	(15,806)	(15,806)	(15,806)
Series J and K preferred unit distributions	—	—	(1,608)
Preferred unit redemption discount (issuance costs)	9,759	—	(2,930)
Allocation to participating securities	(1,029)	(1,335)	(1,962)

Net (loss) income available to common unitholders	$(50,866)	$(67,233)	$305,241

(Loss) income available to common unitholders attributable to:
General partner	$(50,077)	$(66,451)	$293,552
Limited partners	(789)	(782)	11,689

Net (loss) income available to common unitholders	$(50,866)	$(67,233)	$305,241

Basic (loss) income per common unit attributable to AMB Property, L.P.
(Loss) income from continuing operations (after preferred unit distributions)	$(1.02)	$(0.69)	$2.20
Discontinued operations	0.65	0.03	0.81

Net (loss) income available to common unitholders	$(0.37)	$(0.66)	$3.01

Diluted (loss) income per common unit attributable to AMB Property, L.P.
(Loss) income from continuing operations (after preferred unit distributions)	$(1.02)	$(0.69)	$2.15

Discontinued operations	0.65	0.03	0.79

Net (loss) income available to common unitholders	$(0.37)	$(0.66)	$2.94

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	136,484,612	101,253,972	101,550,001

Diluted	136,484,612	101,253,972	103,961,648

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Preferred Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2006	9,300,000	$223,417	89,433,024	$1,943,240	1,600,000	$77,815	3,450,343	$74,780	$762,780	$3,082,032
Comprehensive income:
Net income	—	15,806	—	298,454	—	1,608	—	11,679	44,169
Unrealized gain on securities and derivatives	—	—	—	(1,676)	—	—	—	—	—
Currency translation adjustment	—	—	—	14,775	—	—	—	—	—
Total comprehensive income										384,815
Contributions	—	—	—	—	—	—	—	—	47,136	47,136
Distributions and allocations	—	—	—	—	—	—	—	(6,614)	(203,612)	(210,226)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	(1,179)	16,046	—	—	—	—	—	16,046
Issuance of common units	—	—	8,365,800	472,072	—	—	—	—	—	472,072
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	1,536,041	28,328	—	—	—	—	—	28,328
Conversion of operating partnership
units to common stock	—	—	716,449	42,296	—	—	(716,449)	(14,329)	—	27,967
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,070)	—	—	—	—	—	(3,070)
Repurchase of preferred units	—	—	—	(2,930)	(1,600,000)	(77,815)	—	—	(24,922)	(105,667)
Repurchase of common units	—	—	(1,069,038)	(53,359)	—	—	—	—	—	(53,359)
Reallocation of interests	—	—	—	(14,947)	—	—	—	10,603	4,344	—
Offering costs	—	(5)	—	(579)	—	—	—	—	—	(584)
Distributions ($2.00 per unit)	—	(15,806)	—	(198,110)	—	(1,608)	—	(6,085)	(2,518)	(224,127)

Balance as of December 31, 2007	9,300,000	223,412	98,981,097	2,540,540	—	—	2,733,894	70,034	627,377	3,461,363
Comprehensive income:
Net (loss) income	—	15,806	—	(65,116)	—	—	—	(782)	43,342
Unrealized (loss) on securities and derivatives	—	—	—	(12,894)	—	—	—	—	—
Currency translation adjustment	—	—	—	23,616	—	—	—	—	—
Total comprehensive income										3,972
Contributions	—	—	—	—	—	—	—	—	15,251	15,251
Distributions and allocations	—	—	—	—	—	—	—	(1,748)	(64,424)	(66,172)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	430,997	21,467	—	—	—	—	—	21,467
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	129,507	4,213	—	—	—	—	—	4,213
Conversion of operating partnership units to common stock	—	—	495,306	20,570	—	—	(495,306)	(10,673)	—	9,897
Cash redemption of operating partnership units	—	—	—	—	—	—	(57,779)	(1,051)	—	(1,051)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(30,855)	(1,594)	—	—	—	—	—	(1,594)
Contribution of consolidated interest to an unconsolidated joint venture	—	—	—	—	—	—	—	—	(206,240)	(206,240)
Repurchase of common units	—	—	(1,765,591)	(87,696)	—	—	—	—	—	(87,696)
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	—	(12,650)	(12,650)
Reallocation of interests	—	—	—	1,302	—	—	—	(876)	(426)	—
Offering costs	—	—	—	(10)	—	—	—	—	—	(10)
Distributions ($1.56 per unit)	—	(15,806)	—	(152,703)	—	—	—	(4,073)	(1,964)	(174,546)

Balance as of December 31, 2008	9,300,000	223,412	98,240,461	2,291,695	—	—	2,180,809	50,831	400,266	2,966,204
Net (loss) income	—	15,806	—	(58,807)	—	—	—	(789)	15,830
Unrealized gain on securities and derivatives	—	—	—	3,793	—	—	—	—	—
Currency translation adjustment	—	—	—	(22,020)	—	—	—	—	—
Total comprehensive loss										(46,187)
Contributions	—	—	—	—	—	—	—	—	15,733	15,733
Distributions and allocations	—	—	—	—	—	—	—	(53)	(26,617)	(26,670)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	382,391	23,049	—	—	—	—	—	23,049
Issuance of common units	—	—	47,437,500	552,319	—	—	—	—	—	552,319
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	94,749	1,823	—	—	—	—	—	1,823
Conversion of operating partnership units to common stock and cash redemption	—	—	47,563	1,091	—	—	(60,881)	(1,359)	(54)	(322)
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	—	—	(8,909)	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	(53,980)	(837)	—	—	—	—	—	(837)
Repurchase of preferred units	—	—	2,880,281	77,561	—	—	—	—	(77,561)	—
Reallocation of interests	—	—	—	12,199	—	—	—	(7,662)	(4,537)	—
Distributions ($1.12 per unit)	—	(15,806)	—	(164,403)	—	—	—	(2,407)	(1,408)	(184,024)

Balance as of December 31, 2009	9,300,000	$223,412	149,028,965	$2,716,604	—	$—	2,119,928	$38,561	$312,743	$3,291,320

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(27,960)	$(6,750)	$371,716
Adjustments to net (loss) income:
Straight-line rents and amortization of lease intangibles	(10,531)	(10,549)	(13,246)
Depreciation and amortization	179,894	164,188	157,290
Real estate impairment losses	174,410	183,754	900
Foreign exchange losses	6,081	1,043	2,883
Stock-based compensation amortization	23,049	21,467	16,046
Equity in earnings of unconsolidated joint ventures	(11,331)	(17,121)	(7,467)
Operating distributions received from unconsolidated joint ventures	11,687	24,279	18,930
Gains from sale or contribution of real estate interests, net	—	(19,967)	(73,436)
Development profits, net of taxes	(35,874)	(81,084)	(124,288)
Debt premiums, discounts and finance cost amortization, net	21,866	9,192	3,961
Discontinued operations:
Depreciation and amortization	2,042	5,011	6,436
Real estate impairment losses	7,443	10,164	257
Development profits, net of taxes	(53,002)	—	(52,131)
Gains from sale of real estate interests, net of taxes	(38,718)	(2,594)	(12,123)
Changes in assets and liabilities:
Accounts receivable and other assets	17,311	27,776	(82,288)
Accounts payable and other liabilities	(24,091)	(7,789)	27,103

Net cash provided by operating activities	242,276	301,020	240,543
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(2,312)	(671)	(11,303)
Cash paid for property acquisitions	—	(195,554)	(57,249)
Additions to land, buildings, development costs, building improvements and lease costs	(402,349)	(1,020,819)	(1,300,651)
Net proceeds from divestiture of real estate and securities	482,515	421,647	824,628
Additions to interests in unconsolidated joint ventures	(7,447)	(52,267)	(54,334)
Repayment of mortgage and loan receivables	—	81,542	1,588
Purchase of noncontrolling interest	(8,968)	—	—
Capital distributions received from unconsolidated joint ventures	9,457	35,012	227
Cash transferred to unconsolidated joint ventures	(357)	(16,848)	(35,146)
Repayments from (loans made to) affiliates	4,590	(73,480)	—
Purchase of equity interests, net	—	(60,330)	—

Net cash provided by (used in) investing activities	75,129	(881,768)	(632,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	552,319	—	472,072
Proceeds from stock option exercises	1,823	4,213	28,328
Repurchase and retirement of common units	—	(87,696)	(53,359)
Borrowings on secured debt	147,995	641,572	718,153
Payments on secured debt	(478,699)	(210,440)	(259,592)
Borrowings on other debt	219,045	525,000	75,956
Payments on other debt	(122,632)	(212,547)	(20,473)
Borrowings on unsecured credit facilities	704,639	1,913,126	1,489,256
Payments on unsecured credit facilities	(1,147,258)	(1,856,734)	(1,507,188)
Payment of financing fees	(25,187)	(14,931)	(13,755)
Net proceeds from issuances of senior debt	500,000	325,000	24,689
Payments on senior debt	(497,103)	(175,000)	(125,000)
Issuance, redemption or repurchases of preferred units	(322)	(10)	(584)
Repurchase of preferred units	—	—	(102,737)
Contributions from joint venture partners	15,117	16,695	43,725
Distributions paid to partners	(139,515)	(224,549)	(211,744)
Distributions to noncontrolling interests, including preferred units	(18,771)	(61,934)	(137,722)

Net cash (used in) provided by financing activities	(288,549)	581,765	420,025
Net effect of exchange rate changes on cash	(65,623)	2,695	17,133
Net (decrease) increase in cash and cash equivalents	(36,767)	3,712	45,461
Cash and cash equivalents at beginning of period	223,936	220,224	174,763

Cash and cash equivalents at end of period	$187,169	$223,936	$220,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$108,901	$137,613	$134,470
Non-cash transactions:
Acquisition of properties	$—	$227,612	$60,293
Assumption of secured debt	—	(16,843)	—
Assumption of other assets and liabilities	—	(7,564)	(17)
Acquisition capital	—	(7,651)	(1,127)
Noncontrolling interest contribution, including units issued	—	—	(1,900)

Net cash paid for property acquisitions	$—	$195,554	$57,249

Preferred unit redemption (discount) issuance costs	$(9,759)	$—	$2,930
Contribution of properties to unconsolidated joint ventures, net	$41,379	$114,423	$78,218
Purchase of equity interest of unconsolidated joint ventures, net	$—	$—	$26,031
Exchange of common units for preferred units	$67,802	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

As of December 31, 2009, the Parent Company owned an approximate 97.8% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of December 31, 2009, the Company had significant investments in three consolidated and five unconsolidated co-investment ventures.

Any references to the number of buildings, square footage, customers and occupancy in the financial statement footnotes are unaudited.

On July 18, 2008, the Company acquired the remaining equity interest (approximately 42%) in G. Accion, S.A. de C.V. (“G. Accion”), a Mexican real estate company. G. Accion is now a wholly owned subsidiary of the Company and has been renamed AMB Property Mexico, S.A. de C.V. (“AMB Property Mexico”). AMB Property Mexico owns and develops real estate and provides real estate management and development services in Mexico.

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

As of December 31, 2009, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 155.1 million square feet (14.4 million square meters) in 47 markets within 14 countries.

Of the approximately 155.1 million square feet as of December 31, 2009:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 132.6 million square feet (principally, warehouse distribution buildings) that were 91.2% leased; the Company had investments in 15 development projects, which are expected to total approximately 5.3 million square feet upon completion; and the Company owned 33 projects, totaling approximately 9.7 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating buildings, totaling approximately 7.4 million square feet; and

•	the Company held approximately 152,000 square feet through a ground lease, which is the location of the Company’s global headquarters.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, its wholly owned qualified REIT and taxable REIT subsidiaries, the Operating Partnership and co-investment ventures, in which the Company has a controlling interest. Third-party equity interests in the Operating Partnership and co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. The Company also has non-controlling partnership interests in unconsolidated real estate co-investment ventures, which are accounted for under the equity method. All significant intercompany amounts have been eliminated.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are located on-tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives and components of depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 are as follows (dollars in thousands):

Depreciation and Amortization Expense	Estimated Lives	2009	2008	2007

Building costs	5-40 years	$75,765	$72,746	$69,625
Building costs on ground leases	5-40 years	19,731	16,302	15,951
Buildings and improvements:
Roof/HVAC/parking lots	5-40 years	10,632	6,020	10,639
Plumbing/signage	7-25 years	1,676	2,342	1,851
Major painting and other	5-40 years	16,535	19,326	12,709
Tenant improvements	Over initial lease term	26,099	18,711	20,125
Lease commissions	Over initial lease term	22,344	20,573	21,123

Total real estate depreciation and amortization		172,782	156,020	152,023
Other depreciation and amortization	Various	9,154	13,179	11,703
Discontinued operations’ depreciation	Various	(2,042)	(5,011)	(6,436)

Total depreciation and amortization from continuing operations		$179,894	$164,188	$157,290

The cost of buildings and improvements includes the purchase price of the property including legal fees and, for 2008 and 2007, acquisition costs. Upon adoption of new accounting guidance related to business combinations, the Company has elected to expense acquisition costs related to business combinations and will continue to capitalize land acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2009, 2008 and 2007 was $41.3 million, $64.4 million and $64.0 million, respectively.

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

Real Estate Impairment Losses.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the first test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. As a result of changing market conditions, the Company re-evaluated the carrying value of its investments and recognized real estate impairment losses of $181.9 million during the year ended December 31, 2009 on certain of its investments. The Company recognized real estate impairment losses of $193.9 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

Investments in Consolidated and Unconsolidated Joint Ventures.  The Company holds interests in both consolidated and unconsolidated joint ventures. The Company consolidates joint ventures where it exhibits financial or operational control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity. In instances where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not defined as variable interest entities, management first considers whether the Company is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). The Company consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes. For joint ventures where the Company is the general partner (or the equivalent), but does not control the joint venture as the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting. For joint ventures where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the Company controls the joint venture, the Company consolidates the joint venture; otherwise it uses the equity method of accounting.

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the Company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the Company’s positive intent and ability to hold the investment until the forecasted recovery. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. At December 31, 2009, valuations of AMB Institutional Alliance Fund III, L.P.’s and AMB-SGP Mexico, LLC’s properties were below the book value of the Company’s investment in those funds. No impairment charge was recognized for the years ended December 31, 2009, 2008 and 2007 because the Company deemed the impairments to be temporary. However, the Company’s analysis is an ongoing process and there can be no assurance that the Company will not recognize such impairment charges in the future.

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

Accounts Receivable.  Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $68.4 million and $63.9 million as of December 31, 2009 and 2008, respectively. The Company regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

Concentration of Credit Risk.  Other real estate companies compete with the Company in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the amount of rent received. As of December 31, 2009, the Company does not have any material concentration of credit risk due to the diversification of its customers.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related loan. As of December 31, 2009 and 2008, deferred financing costs were $24.9 million and $25.3 million, respectively, net of accumulated amortization.

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. In accordance with the Company’s policy of accounting for goodwill and other intangible assets, goodwill and certain indefinite lived intangible assets are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under this policy. The Company determined that there was no impairment to goodwill and intangible assets pursuant to this testing during the years ended December 31, 2009 and 2008.

Income Taxes.  The Company follows Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of this guidance on January 1, 2007 did not have a material effect on the Company’s financial statements. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments.  Effective April 1, 2009, the FASB issued guidance which the Company has adopted regarding the evaluation of the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at December 31, 2009, the book value and the estimated fair value of total debt (both secured and unsecured) were both $3.2 billion. The estimated fair value of deferred financing costs approximates its book value.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative financial instruments in effect at December 31, 2009 consisted of one interest rate swap hedging cash flows of variable rate borrowings based on U.S. Libor (USD), two interest rate caps hedging cash flows of variable rate borrowings based on USD, and four currency forward contracts hedging intercompany loans. Adjustments to the fair value of the interest rate swap and one interest rate cap are included in other assets in the consolidated balance sheet and accumulated other comprehensive loss in the consolidated statements of equity. Adjustments to the fair value of one interest rate cap and the four currency forward contracts are included in other assets in the consolidated balance sheet and other income (expenses) in the consolidated statements of operations. The adjustments to fair value for year ended December 31, 2009 are discussed in Note 22.

Fair Value of Assets and Liabilities.  In September 2006, the FASB issued guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$202,067	$202,067
Deferred compensation plan	22,905	—	—	22,905
Derivative assets	—	1,553	—	1,553
Investment securities(2)	2,242	—	—	2,242
Liabilities:
Derivative liabilities	$—	$2,012	$—	$2,012
Deferred compensation plan	22,905	—	—	22,905

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2008
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$690,667	$690,667
Deferred compensation plan	16,937	—	—	16,937
Derivative assets	—	1,566	—	1,566
Investment securities	7,812	—	—	7,812
Liabilities:
Derivative liabilities	$—	$8,803	$—	$8,803
Deferred compensation plan	16,937	—	—	16,937

(1)	Represents certain real estate assets on a consolidated basis that are marked to their fair values at December 31, 2009, as a result of real estate impairment losses, net of recoveries in value as discussed in Note 2.

(2)	The fair value at December 31, 2009 reflects an other-than-temporary loss on impairment of an investment of $3.7 million recognized in the consolidated statements of operations during the year ended December 31, 2009.

Debt.  The Company’s debt includes both fixed and variable rate secured debt, fixed and variable rate unsecured debt, unsecured variable rate debt and credit facilities. Based on borrowing rates available to the Company at December 31, 2009, the book value and the estimated fair value of the total debt (both secured and unsecured) were both $3.2 billion.

Debt Premiums and Discounts.  Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums and discounts are being amortized to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. As of both December 31, 2009 and 2008, the net unamortized debt discount was $9.8 million, and was included as a component of secured debt and unsecured senior debt on the accompanying consolidated balance sheets.

Rental Revenues and Allowance for Doubtful Accounts.  The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Company also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Company, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Company. In addition, the Company nets its allowance for doubtful accounts against rental income for financial reporting purposes. Such amounts totaled $6.1 million, $3.9 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Private Capital Income.  Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by the Company from co-investment ventures and clients. Private capital income also includes promote interests and incentive distributions from the Operating Partnership’s co-investment ventures. The Company received incentive distributions of $2.9 million, $33.7 million and $0.5 million, respectively, during the years ended December 31, 2009, 2008 and 2007.

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

Gains from Sale or Contribution of Real Estate Interests.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met. During 2009, the Company completed the installment sale of one 0.2 million square foot development property and recognized a gain of $0.2 million. The remaining gain of $3.9 million related to this sale was deferred as of December 31, 2009 and will be recognized in 2010.

Other Income (Expense).  Other income (expense) consists primarily of foreign currency remeasurement losses and gains, losses and gains on the Company’s nonqualified deferred compensation plan and interest income from mortgages receivable and on cash and cash equivalents.

Discontinued Operations.  The Company reported real estate dispositions as discontinued operations separately as prescribed under the FASB guidance on accounting for the impairment or disposal of long-lived assets. The Company separately reports as discontinued operations the historical operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties, which is included in development profits and gains from sale of real estate interests, net of taxes, in the statement of operations. The consolidated statements of operations for prior periods are also retrospectively adjusted to conform with new guidance regarding accounting for discontinued operations and noncontrolling interests. There is no impact on the Company’s previously reported consolidated financial position, net (loss) income available to common stockholders or cash flows.

Comprehensive (Loss) Income.  The Parent Company reports comprehensive (loss) income in its consolidated statement of equity. The Operating Partnership reports comprehensive (loss) income in its consolidated statement of capital. Comprehensive (loss) income was $(46.2) million, $4.0 million and $384.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

International Operations.  The U.S. dollar is the functional currency for the Company’s subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for the Company’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses on the results of operations. The Company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Parent Company, these gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. For the Operating Partnership, these gains (losses) are included in partners’ capital.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rates, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement gain or loss accounts are remeasured at the average exchange rate for the period. The Company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. These gains (losses) are included in the consolidated statements of operations.

New Accounting Pronouncements.  Effective January 1, 2008, the Company adopted policies of fair value measurement with respect to its financial assets and liabilities. In the year ended December 31, 2009, in conjunction with a review for impairment (as discussed in Note 3), selected assets were adjusted to fair value and impairment charges were recorded. Additionally, effective January 1, 2009, the Company adopted a policy of accounting for fair value measurements with respect to its nonfinancial assets and liabilities. This adoption had no material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Company adopted the Codification, which did not have a material impact on the Company’s financial statements.

3.	Impairment and Restructuring Charges

The Company conducted a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of each asset class for instances where the book value might exceed the estimated fair value. As a result of changing market conditions, a portion of the Company’s real estate assets were written down to estimated fair value and a non-cash impairment charge was recognized in the fourth quarter of 2008 and first quarter of 2009.

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

The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in the assumptions of leasing and rental rates and rising vacancies. In addition, the pricing of current transactions in some of the Company’s markets, as well as in-process sales agreements on some of its assets targeted for disposition were indicative of an increase in capitalization rates. Additional impairments may be necessary in the future in the event that market conditions continue to deteriorate and impact the factors used to estimate fair value. The real estate impairment losses recognized on these assets represent the difference between the carrying value and the estimated fair value, which, on a consolidated basis, totaled approximately $59.7 million for land, $115.2 million for assets under development and assets available for sale or contribution and $7.0 million for industrial operating properties for the year ended December 31, 2009. The Company recognized real estate impairment losses of approximately $94.7 million for land and $99.2 million for assets under development and assets available for sale or contribution for the year ended December 31, 2008.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment charges disclosed above do not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

In the second quarter of 2009, the Company continued a broad-based cost reduction plan that was initiated in the fourth quarter of 2008. As a result, the Company recognized restructuring charges of approximately $6.4 million and $12.3 million, respectively, in the years ended December 31, 2009 and 2008, associated with severance, office closures and the termination of certain contractual obligations. During 2009 and 2008, $3.9 million and all of the restructuring charges were cash-related expenses, respectively. As of December 31, 2009, the Company had accrued liabilities of $2.5 million for restructuring charges to be paid in 2010.

4.	Real Estate Acquisition and Development Activity

During 2009, the Company did not acquire any properties. During 2008, the Company acquired 10 properties in the Americas, Asia and Europe aggregating approximately 2.8 million square feet for $217.0 million.

As of December 31, 2009, the Company had 15 construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 5.3 million square feet and have an aggregate estimated investment of $447.6 million upon completion, net of $28.2 million of cumulative real estate impairment losses to date. Two of these projects totaling approximately 0.8 million square feet with an aggregate estimated investment of $87.3 million were held in an unconsolidated co-investment venture. Construction-in-progress, at December 31, 2009, included projects expected to be completed through the fourth quarter of 2011. As of December 31, 2009, on a consolidated basis, the Company and its development joint venture partners had funded an aggregate of $346.6 million, or 89%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $41.8 million, or 11%, in order to complete the Company’s development pipeline.

In addition to the Company’s committed construction-in-progress, it held a total of 2,395 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in North America. The Company currently estimates that these 2,395 acres of land could support approximately 43.6 million square feet of future development.

On a consolidated basis, as of December 31, 2009, the Company had an additional 33 pre-stabilized development projects totaling approximately 9.7 million square feet, with an aggregate estimated investment of $981.8 million, net of $84.2 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $953.0 million, net of cumulative real estate impairment losses.

5.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the year ended December 31, 2009, the Company recognized development profits of approximately $59.1 million as a result of the sale of development projects, including approximately $53.0 million from sales of value-added conversion projects as discussed in Discontinued Operations below, and land parcels, aggregating approximately 2.0 million square feet. During the year ended December 31, 2008, the Company recognized development profits of approximately $7.2 million as a result of the sale of development projects, aggregating approximately 0.1 million square feet and land parcels, aggregating approximately 95 acres. During 2007, the Company recognized development profits of approximately $28.6 million as a result of the sale of development projects and 76 acres of land.

During the year ended December 31, 2009, the Company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During the year ended December 31, 2008, the Company recognized development profits of approximately $73.9 million, as a result

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the contribution of 11 completed development properties, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP Mexico, LLC. During 2007, the Company recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the year ended December 31, 2009, the Company did not contribute any industrial operating properties to unconsolidated co-investment ventures. During the year ended December 31, 2008, the Company contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB Institutional Alliance Fund III, L.P. The Company recognized a gain of $20.0 million on this contribution, representing the portion of its interest in the contributed property acquired by the third-party investors for cash. During 2007, the Company contributed operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Company also recognized a gain of $73.4 million in 2007 on these contributions, representing the portion of its interest in the contributed properties acquired by the third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of December 31, 2009, the Company held for sale three properties with an aggregate net book value of $13.9 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2008, the Company held for sale two properties with an aggregate net book value of $8.2 million.

As of December 31, 2009, the Company held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 96% to an expected range of 15-20%. As of December 31, 2008, the Company held for contribution to co-investment ventures 20 properties with an aggregate net book value of $600.8 million.

As of December 31, 2009, no properties were reclassified from held for sale and properties with an aggregate net book value of $143.9 million were reclassified from held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the year ended December 31, 2009, the Company recognized additional depreciation expense from the reclassification of assets from properties held for sale or contribution to investments in real estate and related accumulated depreciation of $15.5 million, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value. As of December 31, 2008, properties with an aggregate net book value of $100.4 million were reclassified from properties held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the year ended December 31, 2008, the Company recognized additional depreciation expense and related accumulated depreciation of $2.2 million as a result of the reclassification, as well as impairment charges of $21.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the year ended

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, the Company sold industrial operating properties aggregating approximately 2.3 million square feet for a sale price of $151.6 million, with a resulting gain of $37.2 million. Additionally, during the year ended December 31, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in July 2008. During the year ended December 31, 2008, the Company sold approximately 0.1 million square feet of industrial operating properties for a sale price of $3.6 million, with a resulting gain of $1.0 million, and the Company recognized a deferred gain of approximately $1.4 million on the sale of industrial operating buildings, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007. During 2007, the Company sold industrial operating properties, aggregating approximately 0.3 million square feet, for an aggregate price of $16.3 million, with a resulting gain of approximately $12.1 million. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

During the year ended December 31, 2009, the Company sold value-added conversion projects, including development projects aggregating approximately 0.2 million square feet and 21 land acres, for an aggregate price of $143.9 million, with a resulting gain of approximately $53.0 million. No value-added conversion projects were sold during 2008. During 2007, the Company sold value-added conversion projects, aggregating approximately 0.3 million square feet, for an aggregate price of $88.0 million, with a resulting gain of approximately $52.1 million. These gains are presented in development profits, net of taxes, as discontinued operations in the consolidated statements of operations.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	2009	2008	2007

Rental revenues	$15,070	$21,810	$31,372
Straight-line rents and amortization of lease intangibles	565	38	512
Property operating expenses	(2,122)	(3,511)	(4,354)
Real estate taxes	(1,842)	(2,304)	(3,019)
Depreciation and amortization	(2,042)	(5,011)	(6,436)
General and administrative	—	(52)	(2)
Real estate impairment losses	(7,443)	(10,164)	(257)
Other income and expenses, net	819	1,158	1,380

Income attributable to discontinued operations	3,005	1,964	19,196
Development profits, net of taxes	53,002	—	52,131
Gains from sale of real estate interests, net of taxes	38,718	2,594	12,123

Discontinued operations attributable to the Parent Company and the Operating Partnership	$94,725	$4,558	$83,450

Parent Company:
Discontinued operations	$94,725	$4,558	$83,450
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of income attributable to discontinued operations	(50)	(1,184)	(1,920)
Joint venture partners’ and limited partnership unitholders’ share of development profits attributable to discontinued operations	(1,309)	—	(2,226)
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(8,148)	(707)	(2,241)

Income from discontinued operations attributable to the Parent Company	$85,218	$2,667	$77,063

Operating Partnership:
Discontinued operations	$94,725	$4,558	$83,450
Noncontrolling interests:
Joint venture partners’ and Class B limited partnership unitholders’ share of income attributable to discontinued operations	(3)	(1,154)	(1,150)
Class B limited partnership unitholders’ share of development profits attributable to discontinued operations	(481)	—	—
Joint venture partners’ and Class B limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(6,809)	(312)	450

Income from discontinued operations attributable to the Operating Partnership	$87,432	$3,092	$82,750

The difference in income from discontinued operations, net of controlling interests, between the Parent Company and the Operating Partnership is due to the inclusion of the Operating Partnership’s common limited partnership unitholders as noncontrolling interests in the Parent Company’s financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	2009	2008

Accounts receivable, deferred financing costs and other assets	$53	$572
Secured debt	$1,979	$1,923
Accounts payable and other liabilities	$4,622	$—

6.	Debt of the Parent Company

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

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of December 31, 2009, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 6.1 years. In May 2008, the Operating Partnership issued and sold $325.0 million aggregate principal amount of its senior unsecured notes under its Series C medium-term note program. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to $425.0 million of its other debt, related to the following loan facility. In October 2009, the Operating Partnership refinanced its $325.0 million senior unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the Operating Partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. The facility includes Euro and Yen tranches, with both the multi-currency and the U.S. dollar components currently priced at 275 basis points over the applicable LIBOR index.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2009, equaled approximately $591.3 million U.S. dollars and bore a weighted average interest rate of 0.70%.

The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The Operating Partnership

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million, to extend the maturity date to July 2011 and to allow for borrowing in Indian rupees.

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

7.	Debt of the Operating Partnership

As of December 31, 2009 and 2008, debt of the Operating Partnership consisted of the following (dollars in thousands):

	2009	2008

Wholly owned secured debt, varying interest rates from 0.7% to 9.1%, due February 2010 to August 2013 (weighted average interest rates of 3.5% and 3.7% at December 31, 2009 and 2008, respectively)	$325,221	$715,640
Consolidated joint venture secured debt, varying interest rates from 1.0% to 9.4%, due February 2010 to November 2022 (weighted average interest rates of 4.9% and 4.8% at December 31, 2009 and 2008, respectively)	771,284	808,119
Unsecured senior debt securities, varying interest rates from 5.1% to 8.0%, due November 2010 to December 2019 (weighted average interest rates of 6.4% and 6.0% at December 31, 2009 and 2008, respectively)	1,165,388	1,162,491
Other debt, varying interest rates from 3.0% to 7.5%, due May 2012 to November 2015 (weighted average interest rates of 4.1% and 3.9% at December 31, 2009 and 2008, respectively)	482,883	392,838
Unsecured credit facilities, variable interest rate, due June 2010 and July 2011 (weighted average interest rates of 0.8% and 2.2% at December 31, 2009 and 2008, respectively)	477,630	920,850

Total debt before unamortized net discounts	3,222,406	3,999,938
Unamortized net discounts	(9,810)	(9,753)

Total consolidated debt	$3,212,596	$3,990,185

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholly owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust, mortgages or other instruments on certain properties and is generally non-recourse. As of December 31, 2009 and 2008, the total gross investment book value of those properties securing the debt was $2.0 billion and $2.1 billion, respectively, including $1.5 billion and $1.4 billion held in consolidated joint ventures, respectively. As of December 31, 2009, $622.4 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 6.4%), while the remaining $474.1 million bore interest at variable rates (with a weighted average interest rate of 2.0%). As of December 31, 2009, $610.5 million of the secured debt was held by the Operating Partnership’s co-investment ventures.

On September 4, 2008, the Operating Partnership entered into a $230.0 million secured term loan credit agreement set to mature on September 4, 2010. In December 2009, the Operating Partnership paid off the entire outstanding balance under this facility.

The Operating Partnership recognized a loss on early extinguishment of debt of $12.3 million in relation to early repayments of secured debt including the $230.0 million facility mentioned above and the completion of the repurchase of bonds in connection with the Operating Partnership’s tender offers in 2009.

Unsecured Senior Debt

As of December 31, 2009, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 6.1 years.

In November 2009, the Operating Partnership issued $500.0 million in aggregate principal amount of senior unsecured notes, consisting of a new series of $250.0 million in aggregate principal amount of 6.125% notes due 2016 and a new series of $250.0 million in aggregate principal amount of 6.625% notes due 2019, respectively. The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities.

In November 2009, the Company commenced a cash tender offer to purchase up to $250.0 million in aggregate principal amount of the Operating Partnership’s outstanding 6.3% medium-term notes due 2013, 5.9% medium-term notes due 2013, 7.0% medium-term notes due 2011 and 6.75% medium-term notes due 2011. The tender offer expired in December 2009, with approximately $88.0 million, $74.9 million and $6.0 million in aggregate principal amount of the 6.3% medium-term notes due 2013, 5.9% medium-term notes due 2013 and 7.0% medium-term notes due 2011, respectively, validly tendered, not withdrawn and accepted for payment.

In June 2009, the Operating Partnership also repurchased at an 8% discount, $8.2 million aggregate principal amount of its Series C medium-term notes due 2013, guaranteed by the Parent Company, for $7.5 million.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all unsecured senior debt securities at December 31, 2009.

Other Debt

As of December 31, 2009, the Operating Partnership had $482.9 million outstanding in other debt which bore a weighted average interest rate of 4.1% and had an average term of 2.8 years. Of the total other debt, $425.0 million is related to the loan facility described below.

In October 2009, the Operating Partnership refinanced its $325.0 million senior unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the Operating Partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. Using the exchange rates in effect on December 31, 2009, the facility had an outstanding balance of approximately $417.7 million in U.S. dollars. The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all other debt at December 31, 2009.

Unsecured Credit Facilities

As of December 31, 2009, the Operating Partnership had three credit facilities with total capacity of approximately $1.6 billion.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures on June 1, 2010. The Parent Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The line carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of December 31, 2009, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2009, the outstanding balance on this credit facility was $55.5 million, which bore a weighted average interest rate of 0.68%, and the remaining amount available was $481.7 million, net of outstanding letters of credit of $12.8 million, using the exchange rate in effect on December 31, 2009.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on December 31, 2009, equaled approximately $591.3 million U.S. dollars and bore a weighted average interest rate of 0.70%. The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2010 and has a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things. The extension option is also subject to the satisfaction of certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments under the facility at that time. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of December 31, 2009, based on the credit rating of the Operating Partnership’s long-term debt. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt and was 15.0 basis points of the outstanding commitments under the facility as of December 31, 2009. As of December 31, 2009, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2009, was $182.9 million, and the remaining amount available was $408.4 million.

The Operating Partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of December 31, 2009, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2009, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2009, was approximately $239.2 million with a weighted average interest rate of 0.89%, and the remaining amount available was $260.8 million.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at December 31, 2009.

As of December 31, 2009, the Operating Partnership had $187.2 million in cash and cash equivalents, held in accounts managed by third party financial institutions, consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $1.2 billion available for future borrowings under its three multicurrency lines of credit at December 31, 2009. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties; issuing the Operating Partnership’s debt securities; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with its existing customers without an increase or with a decrease in rental rates at turnover; or the Parent Company issuing equity and contributing the net proceeds to the Operating Partnership.

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

As of December 31, 2009, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly Owned				Consolidated Joint Venture
	Unsecured						Total
	Senior	Credit	Other	Secured	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt

2010	$65,000	$238,429	$2,112	$189,562	$131,497	$—	$626,600
2011	69,000	239,201	2,186	88,284	120,355	—	519,026
2012	—	—	426,385	27,764	388,113	50,000	892,262
2013	293,897	—	920	19,611	49,938	—	364,366
2014	—	—	616	—	5,659	—	6,275
2015	112,491	—	664	—	17,610	—	130,765
2016	250,000	—	—	—	16,231	—	266,231
2017	—	—	—	—	1,272	—	1,272
2018	125,000	—	—	—	1,455	—	126,455
2019	250,000	—	—	—	—	—	250,000
Thereafter	—	—	—	—	39,154	—	39,154

Subtotal	$1,165,388	$477,630	$432,883	$325,221	$771,284	$50,000	$3,222,406
Unamortized net (discount) premium	(9,859)	—	—	273	(224)	—	(9,810)

Total	$1,155,529	$477,630	$432,883	$325,494	$771,060	$50,000	$3,212,596

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $175.5 million of U.S. dollar borrowings, as well as $182.9 million, $93.0 million and $26.2 million in Yen, Canadian dollar and Singapore dollar-based borrowings outstanding at December 31, 2009, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2009.

8.	Leasing Activity

Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2009 was as follows (dollars in thousands):

2010	$464,247
2011	394,959
2012	313,621
2013	224,307
2014	157,343
Thereafter	397,891

Total	$1,952,368

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements and straight-line rents. In addition to minimum rental

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $136.8 million, $139.8 million and $142.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included as rental revenues and operating expenses in the accompanying consolidated statements of operations. Some leases contain options to renew.

9.	Income Taxes of the Parent Company

The Parent Company elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1997. To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. While historically the Parent Company has satisfied this distribution requirement by making cash distributions to its stockholders, the Parent Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its own stock. It is management’s current intention to adhere to these requirements and maintain the Parent Company’s REIT status. As a REIT, the Parent Company generally will not be subject to corporate level federal income tax on net income it distributes currently to its stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be ineligible to qualify as a REIT for four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Parent Company may be subject to certain state and local taxes on its income and excise taxes on its undistributed taxable income. The Parent Company is required to pay federal and state income tax on its net taxable income, if any, from the activities conducted by the Parent Company’s taxable REIT subsidiaries. Foreign income taxes are accrued for foreign countries in which the Parent Company operates, as necessary.

In connection with its decision to curtail development activities, as of December 31, 2008, the Parent Company incurred charges of approximately $5.0 million to establish a reserve against tax assets associated with a reduction in development, which is recorded in general and administrative expense on the consolidated statement of operations. The Parent Company is required to establish a valuation allowance for deferred tax assets if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, the Parent Company concluded, based on a review of the relative weight of the available evidence, that it was more likely than not that it would not generate sufficient future taxable income to realize all of its deferred tax assets.

The following is a reconciliation of net (loss) income available to common stockholders to taxable income available to common stockholders for the years ended December 31 (dollars in thousands):

	2009	2008	2007

Net (loss) income available to common stockholders	$(50,077)	$(66,451)	$293,552
Book depreciation and amortization	179,894	164,188	157,290
Book depreciation discontinued operations	2,042	5,011	6,436
Impairment losses	181,853	193,918	1,157
Tax depreciation and amortization	(138,010)	(146,707)	(143,873)
Book/tax difference on gain on divestitures, contributions and corporate investments	(14,132)	18,510	(168,777)
Book/tax difference in stock option expense	20,099	14,330	(22,271)
Other book/tax differences, net(1)	29,799	(2,996)	14,532

Taxable income available to common stockholders	$211,468	$179,803	$138,046

(1)	Primarily due to timing differences from straight-line rent, prepaid rent, joint venture accounting, international transactions and debt amortization.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2009, 2008 and 2007, the Parent Company elected to distribute all of its taxable capital gains. A portion of the 2010 dividend will be used to meet the 2009 dividend distribution requirement. The taxability of the Parent Company’s distributions to common stockholders is summarized below:

	2009		2008		2007

Ordinary income	$0.72	64.6%	$1.24	60.4%	$0.85	43.3%
Capital gains	0.29	25.7%	0.60	29.1%	0.49	24.9%
Unrecaptured Section 1250 gain	0.11	9.7%	—	—%	0.09	4.9%

Dividends paid or payable	1.12	100.0%	1.84	89.5%	1.43	73.1%

Return of capital	—	—%	0.22	10.5%	0.53	26.9%

Total distributions	$1.12	100.0%	$2.06	100.0%	$1.96	100.0%

10.	Income Taxes of the Operating Partnership

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of its partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state, local and foreign taxes on its income and property. In addition, the Operating Partnership is required to pay federal and state income tax on its net taxable income, if any, from the activities conducted by the Operating Partnership’s taxable REIT subsidiaries. Where the Operating Partnership operates in countries other than the United States that do not recognize REITs under their respective tax laws, the Operating Partnership recognizes income taxes as necessary.

The following is a reconciliation of net (loss) income available to common unitholders attributable to the general partner to taxable income available to common unitholders attributable to the general partner for the years ended December 31 (dollars in thousands):

	2009	2008	2007

Net (loss) income available to common unitholders attributable to the general partner	$(50,077)	$(66,451)	$293,552
Book depreciation and amortization	179,894	164,188	157,290
Book depreciation discontinued operations	2,042	5,011	6,436
Real estate impairment losses	181,853	193,918	1,157
Tax depreciation and amortization	(138,010)	(146,707)	(143,873)
Book/tax difference on gain on divestitures, contributions and corporate investments	(14,132)	18,510	(168,777)
Book/tax difference in stock option expense	20,099	14,330	(22,271)
Other book/tax differences, net(1)	29,799	(2,996)	14,532

Taxable income available to common unitholders attributable to the general partner	$211,468	$179,803	$138,046

(1)	Primarily due to timing differences from straight-line rent, prepaid rent, joint venture accounting, international transactions and debt amortization.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2009, 2008 and 2007, the Operating Partnership elected to distribute all of its taxable capital gains. The taxability of the Operating Partnership’s distributions to common unitholders is summarized below:

	2009		2008		2007

Ordinary income	$0.72	64.6%	$1.24	60.4%	$0.85	43.3%
Capital gains	0.29	25.7%	0.60	29.1%	0.49	24.9%
Unrecaptured Section 1250 gain	0.11	9.7%	—	—%	0.09	4.9%

Distributions paid or payable	1.12	100.0%	1.84	89.5%	1.43	73.1%

Return of capital	—	—%	0.22	10.5%	0.53	26.9%

Total distributions	$1.12	100.0%	$2.06	100.0%	$1.96	100.0%

11.	Noncontrolling Interests in the Parent Company

In this Note 11, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries. Noncontrolling interests in the Parent Company’s financial statements include the common limited partnership interests in the Operating Partnership, common limited and preferred limited partnership interests in AMB Property II, L.P., a Delaware limited partnership and a subsidiary of the Operating Partnership, and interests held by third party partners in joint ventures. Such joint ventures hold approximately 21.0 million square feet and are consolidated for financial reporting purposes.

The Parent Company’s consolidated joint ventures’ total investment and property debt at December 31, 2009 and 2008 were as follows (dollars in thousands):

		Parent	Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
		Ownership	December 31,		December 31,		December 31,
Consolidated Joint Ventures	Co-investment Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	20%	$513,450	$538,906	$194,980	$232,856	$50,000	$50,000
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	470,740	461,981	335,764	341,855	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO	39%	158,865	157,034	79,756	83,337	—	—
Other Industrial Operating Joint Ventures		89%	230,463	212,472	32,186	21,544	—	—
Other Industrial Development Joint Ventures		60%	272,237	299,687	128,374	128,501	—	—

Total Consolidated Joint Ventures			$1,645,755	$1,670,080	$771,060	$808,093	$50,000	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 14 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of December 31, 2009.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests of the Parent Company as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$289,909	$293,367	N/A
Limited partners in the Operating Partnership	38,561	50,831	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,834	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	—	77,561	February 2012

Total noncontrolling interests	$351,304	$451,097

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Joint venture partners’ share of net income	$11,063	$32,855	$27,235
Joint venture partners’ and common limited partners’ share of development profits	2,435	9,041	16,160
Common limited partners in the Operating Partnership’s share of net (loss) income	(2,293)	(3,284)	4,531
Series J preferred units (liquidation preference of $40,000)	—	—	804
Series K preferred units (liquidation preference of $40,000)	—	—	804
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	873	—	—
Class B common limited partnership units’ share of net (loss) income	(1,332)	(1,779)	1,488
Series D preferred units (liquidation preference of $79,767)	4,295	5,727	5,799
Series I preferred units (liquidation preference of $25,500)	—	—	635

Total noncontrolling interests’ share of net income	$15,041	$42,560	$57,456

12.	Noncontrolling Interests in the Operating Partnership

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

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at December 31, 2009 and 2008 were as follows (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
		Ownership	December 31,		December 31,		December 31,
Consolidated Joint Ventures	Co-investment Venture Partner	Percentage	2009	2008	2009	2008	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	20%	$513,450	$538,906	$194,980	$232,856	$50,000	$50,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	470,740	461,981	335,764	341,855	—	—
AMB-AMS, L.P.	PMT, SPW and TNO	39%	158,865	157,034	79,756	83,337	—	—
Other Industrial Operating Joint Ventures		89%	230,463	212,472	32,186	21,544	—	—
Other Industrial Development Joint Ventures		60%	272,237	299,687	128,374	128,501	—	—

Total Consolidated Joint Ventures			$1,645,755	$1,670,080	$771,060	$808,093	$50,000	$50,000

The following table details the noncontrolling interests of the Operating Partnership as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,	December 31,	Redemption/Callable
	2009	2008	Date

Joint venture partners	$289,909	$293,367	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,834	29,338	N/A
Series D preferred units (liquidation preference of $79,767)	—	77,561	February 2012

Total noncontrolling interests	$312,743	$400,266

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007

Joint venture partners’ share of net income	$11,063	$32,855	$27,235
Joint venture partners’ share of development profits	931	6,219	9,012
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	873	—	—
Class B common limited partnership units’ share of net (loss) income	(1,332)	(1,459)	1,488
Series D preferred units (liquidation preference of $79,767)	4,295	5,727	5,799
Series I preferred units (liquidation preference of $25,500)	—	—	635

Total noncontrolling interests’ share of net income	$15,830	$43,342	$44,169

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of December 31, 2009 and 2008, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $289.9 million and $293.4 million, respectively. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $336.8 million at December 31, 2009 and $451.2 million at December 31, 2008. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

13.	Investments in Unconsolidated Joint Ventures

On December 30, 2004, AMB-SGP Mexico, LLC, a co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation, was formed, in which the Company retained an approximate 20% interest. This interest increased to approximately 22% upon the Company’s acquisition of AMB Property Mexico in 2008. During the year ended December 31, 2009, the Company made no contributions to this co-investment venture. During the year ended December 31, 2008, the Company contributed three completed development projects totaling approximately 1.4 million square feet to this co-investment venture for approximately $90.5 million. During 2007, the Company contributed one approximately 0.1 million square foot industrial operating property for approximately $4.6 million to this co-investment venture. In addition, the Company recognized development profits from the contribution to this co-investment venture of two completed development projects aggregating approximately 0.3 million square feet with a contribution value of $22.9 million.

On June 30, 2005, AMB Japan Fund I, L.P., a Yen-denominated co-investment venture with 13 institutional investors, was formed, in which the Company retained an approximate 20% interest. The 13 institutional investors have committed 49.5 billion Yen (approximately $532.2 million in U.S. dollars, using the exchange rate at December 31, 2009) for an approximate 80% equity interest. During the year ended December 31, 2009, the Company contributed to this co-investment venture one completed development project, aggregating approximately 1.0 million square feet for approximately $184.8 million (using the exchange rate on the date of contribution). During the year ended December 31, 2008, the Company contributed to this co-investment venture two completed development projects, aggregating approximately 0.9 million square feet for approximately $174.9 million (using the exchange rate on the date of contribution). During 2007, the Company contributed to this co-investment venture one completed development project aggregating approximately 0.5 million square feet for approximately $84.4 million (using the exchange rate on the date of contribution).

On October 17, 2006, AMB DFS Fund I, LLC, a merchant development co-investment venture with Strategic Realty Ventures, LLC, was formed, in which the Company retained an approximate 15% interest. The co-investment venture was formed to build and sell properties. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of December 31, 2009 was the estimated investment of $5.1 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.5 million of equity to the fund. No properties were contributed to this co-investment venture during 2009 or 2008. During the year ended December 31, 2007, the Company contributed to this co-investment venture approximately 82 acres of land with a contribution value of approximately $30.3 million. During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $1.4 million, $4.7 million and $6.0 million to this co-investment venture,

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. During the year ended December 31, 2009, AMB DFS Fund I, LLC sold development projects for approximately $53.6 million. During the year ended December 31, 2008, AMB DFS Fund I, LLC sold development projects and land acreage for approximately $57.5 million. During the year ended December 31, 2007, AMB DFS Fund I, LLC sold development projects for approximately $8.9 million.

AMB Institutional Alliance Fund III, L.P. is an open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner, on a prospective basis. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB Institutional Alliance Fund III, L.P. in exchange for interests in AMB Institutional Alliance Fund III, L.P., an unconsolidated co-investment venture. During the year ended December 31, 2009, the Company contributed to this co-investment venture two completed development projects, aggregating approximately 0.4 million square feet, for additional units in the fund equal to 100% of the fair value of the assets, for an aggregate price of approximately $32.5 million. The Company made no contributions of industrial operating properties to this co-investment venture during 2009. During the year ended December 31, 2008, the Company contributed to this co-investment venture one approximately 0.8 million square foot industrial operating property and four completed development projects, aggregating approximately 2.7 million square feet for approximately $274.3 million. During 2007, the company contributed to this co-investment venture one approximately 0.2 million square foot industrial operating property and four completed development projects, aggregating approximately 1.0 million square feet for approximately $116.6 million. During the year ended December 31, 2009, AMB Institutional Alliance Fund III, L.P. sold industrial operating properties for approximately $46.6 million. No industrial operating property sales were made from this venture during the years ended December 31, 2008 and 2007.

On June 12, 2007, AMB Europe Fund I, FCP-FIS, a Euro-denominated open-ended co-investment venture with institutional investors, was formed, in which the Company retained an approximate 20% interest upon formation. The institutional investors have committed approximately 263.0 million Euros (approximately $376.8 million in U.S. dollars, using the exchange rate at December 31, 2009) for an approximate 80% equity interest. During the year ended December 31, 2009, the Company made no contributions to this co-investment venture. During the year ended December 31, 2008, the Company contributed to this co-investment venture two development projects, aggregating approximately 0.2 million square feet, for approximately $35.2 million (using the exchange rate on the date of contribution). During 2007, the Company contributed approximately 4.2 million square feet of industrial operating properties and approximately 1.8 million square feet of completed development projects to this co-investment venture for approximately $799.3 million (using the exchange rates on the dates of contribution).

During the year ended December 31, 2009, the Company made no contributions of real estate interests, and no gains were recognized. During the year ended December 31, 2008, the Company recognized gains from the contribution of real estate interests, net, of approximately $20.0 million, representing the portion of the Company’s interest in the contributed properties acquired by the third party investors for cash, as a result of the contribution of approximately 0.8 million square feet of industrial operating properties to AMB Institutional Alliance Fund III, L.P. During the year ended December 31, 2007, the Company contributed industrial operating properties for approximately $524.9 million, aggregating approximately 4.5 million square feet, into AMB Europe Fund I, FCP-FIS, AMB Institutional Alliance Fund III, L.P. and AMB-SGP Mexico, LLC. The Company recognized a gain of $73.4 million on the contributions, representing the portion of its interest in the contributed properties acquired by the third party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net of taxes in the consolidated statements of operations.

During the year ended December 31, 2009, the Company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB Institutional Alliance Fund III, L.P. and AMB Japan Fund I, L.P. During the year ended December 31, 2008, the Company recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB Institutional Alliance Fund III, L.P., AMB Europe Fund I, FCP-FIS, AMB Japan Fund I, L.P. and AMB-SGP

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico, LLC. These gains are included in development profits, net of taxes, in the consolidated statements of operations. During 2007, the Company recognized development profits of approximately $95.7 million, as a result of the contribution of 15 completed development projects and two land parcels, aggregating approximately 82 acres of land, to AMB Europe Fund I, FCP-FIS, AMB-SGP Mexico, LLC, AMB Institutional Alliance Fund III, L.P., AMB DFS Fund I, LLC, and AMB Japan Fund I, L.P.

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

For the years ended December 31, 2009, 2008 and 2007, the Company received $9.5 million, $35.0 million and $0.2 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financing during the respective periods.

The Company’s unconsolidated joint ventures’ net equity investments at December 31, 2009 and 2008 were (dollars in thousands):

	December 31, 2009
	Company’s
	Ownership	Square	December 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2009	2008

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	23%	36,616,706	$219,121	$185,430
AMB Europe Fund I, FCP-FIS	21%	9,236,984	60,177	65,563
AMB Japan Fund I, L.P.	20%	7,263,090	80,074	65,705
AMB-SGP Mexico, LLC	22%	6,331,990	19,014	19,519
AMB DFS Fund I, LLC	15%	200,027	14,259	20,663
Other Industrial Operating Joint Ventures(1)	51%	7,419,049	50,741	49,791

Total Unconsolidated Joint Ventures(2)		67,067,846	$443,386	$406,671

(1)	Other Industrial Operating Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

(2)	Through its investment in AMB Property Mexico, the Company held equity interests in various other unconsolidated ventures totaling approximately $18.7 million and $24.6 million as of December 31, 2009 and 2008, respectively.

On June 13, 2008, the Company acquired an additional approximate 19% interest in G. Accion, a Mexican real estate company that holds equity method investments, and as a result of its increased ownership, the Company began consolidating its interest in G. Accion, effective as of that date. On July 18, 2008, the Company acquired the remaining equity interest (approximately 42%) in G. Accion. As of December 31, 2009 and 2008, the Company had a 100% consolidated interest in G. Accion. As a wholly owned subsidiary, G. Accion has been renamed AMB Property Mexico, S.A. de C.V. and it continues to provide management and development services for industrial, retail and residential properties in Mexico.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized financial information for the Company’s unconsolidated joint ventures as of and for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

									Income (Loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Noncontrolling			Operating	Continuing	Income
2009	in Properties	Assets	Debt	Liabilities	Interests	Equity	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	$3,122,280	$3,214,087	$1,762,781	$1,832,217	$10,043	$1,371,827	$274,916	$(75,536)	$7,589	$(625)
AMB Europe Fund I, FCP-FIS	1,155,883	1,286,142	719,431	822,974	2,775	460,393	99,616	(19,455)	(3,344)	(3,344)
AMB Japan Fund I, L.P.	1,420,405	1,588,400	840,971	926,312	130,991	531,097	100,799	(22,755)	14,981	14,981
AMB-SGP Mexico, LLC(1)(2)	323,401	336,361	317,452	349,886	(365)	(13,160)	39,313	(7,397)	(14,317)	(14,317)
AMB DFS Fund I, LLC	85,270	86,371	—	528	—	85,843	17	(483)	(3,046)	(3,046)

Total Co-investment Ventures	6,107,239	6,511,361	3,640,635	3,931,917	143,444	2,436,000	514,661	(125,626)	1,863	(6,351)
Other Industrial Operating Joint Ventures	196,686	192,907	160,290	164,976	—	27,931	36,773	(9,466)	9,055	9,054

Total Unconsolidated Joint Ventures	$6,303,925	$6,704,268	$3,800,925	$4,096,893	$143,444	$2,463,931	$551,434	$(135,092)	$10,918	$2,703

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

									Income (Loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Noncontrolling			Operating	Continuing	Income
2008	in Properties	Assets	Debt	Liabilities	Interests	Equity	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures
AMB Institutional Alliance Fund III, L.P.	$3,194,838	$3,245,081	$1,807,473	$1,884,370	$10,485	$1,350,226	$233,320	$(60,485)	$8,341	$8,341
AMB Europe Fund I, FCP-FIS	1,155,527	1,268,028	709,812	805,740	3,056	459,232	100,103	(19,260)	(13,276)	(13,276)
AMB Japan Fund I, L.P.	1,300,086	1,446,014	907,422	986,032	115,120	344,862	77,861	(16,775)	6,027	6,027
AMB-SGP Mexico, LLC(1)(2)	332,021	344,885	320,675	344,093	10	782	33,009	(5,238)	(13,082)	(13,082)
AMB DFS Fund I, LLC	135,391	138,600	—	8,032	—	130,568	541	(214)	10,911	10,911

Total Co-investment Ventures	6,117,863	6,442,608	3,745,382	4,028,267	128,671	2,285,670	444,834	(101,972)	(1,079)	(1,079)
Other Industrial Operating Joint Ventures	201,284	198,395	164,206	168,720	—	29,675	38,766	(8,371)	13,095	21,429

Total Unconsolidated Joint Ventures	$6,319,147	$6,641,003	$3,909,588	$4,196,987	$128,671	$2,315,345	$483,600	$(110,343)	$12,016	$20,350

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

									Income (Loss)
	Net							Property	from	Net
	Investment	Total	Total	Total	Noncontrolling			Operating	Continuing	Income
2007	in Properties	Assets	Debt	Liabilities	Interests	Equity	Revenues	Expenses	Operations	(Loss)

Co-investment Ventures:
AMB Institutional Alliance Fund III, L.P.	$1,889,061	$1,971,518	$1,048,029	$1,108,761	$2,833	$859,924	$138,607	$(36,063)	$13,352	$13,308
AMB Europe Fund I, FCP-FIS	1,066,743	1,159,209	667,018	757,669	3,862	397,678	36,189	(6,135)	(6,605)	(6,605)
AMB Japan Fund I, L.P.	905,118	1,034,704	666,909	723,020	77,275	234,409	53,130	(29,724)	7,187	7,187
AMB-SGP Mexico, LLC(1)(2)	250,082	267,318	241,056	262,052	161	5,105	24,026	(11,849)	(11,452)	(11,452)
AMB DFS Fund I, LLC	147,831	148,243	—	6,388	—	141,855	—	—	—	1,169

Total Co-investment Ventures	4,258,835	4,580,992	2,623,012	2,857,890	84,131	1,638,971	251,952	(83,771)	2,482	3,607
Other Industrial Operating Joint Ventures	220,949	234,008	177,870	183,580	—	50,428	41,457	(8,385)	14,044	16,716
Other Investments:
G. Accion	37,383	198,669	45,566	102,130	646	95,893	59,456	(46,020)	3,572	16,333

Total Unconsolidated Joint Ventures	$4,517,167	$5,013,669	$2,846,448	$3,143,600	$84,777	$1,785,292	$352,865	$(138,176)	$20,098	$36,656

(1)	Includes $91.4 million, $91.4 million and $67.6 million of loans from co-investment venture partners in Total Debt and Total Liabilities for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes $15.3 million, $13.5 million and $10.2 million of interest expense on loans from co-investment venture partners for the years ended December 31, 2009, 2008 and 2007, respectively.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stockholders’ Equity of the Parent Company

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the years ended December 31, 2009, 2008 and 2007, the Operating Partnership exchanged 47,563, 495,306 and 716,449 of its common limited partnership units for shares of the Parent Company’s common stock.

On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million, which has been treated as income to the common stockholders in the calculation of net (loss) income available to common stockholders, and contributed the series D preferred units to the Operating Partnership. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of December 31, 2009: 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At December 31, 2009, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the dividends or distributions paid or payable per share:

Paying Entity	Security	2009	2008	2007

AMB Property Corporation	Common stock	$1.12	$1.56	$2.00
AMB Property Corporation	Series L preferred stock	$1.63	$1.63	$1.63
AMB Property Corporation	Series M preferred stock	$1.69	$1.69	$1.69
AMB Property Corporation	Series O preferred stock	$1.75	$1.75	$1.75
AMB Property Corporation	Series P preferred stock	$1.71	$1.71	$1.71

In December 2007, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the Parent Company’s common stock, which terminated on December 31, 2009. During the year ended December 31, 2009, the Parent Company did not repurchase any shares of its common stock. During the year ended December 31, 2008, the Parent Company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. During the year ended December 31, 2007, the Parent Company repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share.

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

15.	Partners’ Capital of the Operating Partnership

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

On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million, which has been treated as income to the common unitholders in the calculation of net (loss) income available to common unitholders. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

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

As of December 31, 2009, the Operating Partnership had outstanding 149,028,965 common general partnership units; 2,119,928 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

The following table sets forth the distributions paid or payable per unit:

Paying Entity	Security	2009	2008	2007

AMB Property, L.P.	Common limited partnership units	$1.12	$1.56	$2.00
AMB Property, L.P.	Series L preferred units	$1.63	$1.63	$1.63
AMB Property, L.P.	Series M preferred units	$1.69	$1.69	$1.69
AMB Property, L.P.	Series O preferred units	$1.75	$1.75	$1.75
AMB Property, L.P.	Series P preferred units	$1.71	$1.71	$1.71
AMB Property II, L.P.	Class B common limited partnership units	$1.12	$1.56	$2.00
AMB Property II, L.P.	Series D preferred units	$2.69	$3.59	$3.64

In December 2007, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the Parent Company’s common stock, which terminated on December 31, 2009. During the year ended December 31, 2009, the Parent Company did not repurchase any shares

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its common stock. During the year ended December 31, 2008, the Parent Company repurchased approximately 1.8 million shares of its common stock for an aggregate price of $87.7 million at a weighted average price of $49.64 per share. During the year ended December 31, 2007, the Parent Company repurchased approximately 1.1 million shares of its common stock for an aggregate price of $53.4 million at a weighted average price of $49.87 per share. Immediately prior to any repurchase under this program, the Operating Partnership will repurchase a number of partnership units from the Parent Company equal to the number of shares of Parent Company common stock to be repurchased at a price per partnership unit equal to the price per share of common stock to be repurchased.

The net proceeds from the Parent Company’s March 2009 offering of 47.4 million shares of common stock were contributed to the Operating Partnership in exchange for the issuance of 47.4 million general partnership units to the Parent Company. The proceeds were approximately $552.3 million, net of discounts, commissions and estimated transaction expenses of approximately $23.8 million.

16.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

Stock Incentive Plans.  The Company has stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. The Company has authorized for issuance 17,500,000 shares of common stock under its 2002 stock incentive plan of which 6,079,937 shares were remaining available for grant and 7,030,855 shares were reserved for issuance at December 31, 2009. As of December 31, 2009, the Company had 8,107,697 non-qualified options outstanding granted to certain directors, officers and employees which includes 1,076,842 shares of common stock reserved for issuance for outstanding option grants under its 1997 stock incentive plan which expired in November 2007. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s Stock Incentive Plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of December 31, 2009, the Stock Incentive Plans have approximately 6.1 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this guidance, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with the adopted guidance, the Company will recognize the associated expense over the three to five-year vesting periods. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. As of December 31, 2009, there was $23.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Incentive Plans. Of this total, $5.8 million of unrecognized compensation cost relates to stock options and $17.5 million relates to restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years and 2.1 years, respectively.

The following table summarizes stock option expense and restricted stock expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2009, 2008 and 2007:

Expense	2009	2008	2007

Stock option expense	$7,630	$6,265	$5,394
Restricted stock compensation expense	15,419	15,202	10,652

Total	$23,049	$21,467	$16,046

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FASB guidance requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company does not have any such excess tax benefits.

The following table presents the assumptions and fair values for grants during the years ended December 31, 2009, 2008 and 2007:

							Weighted	Weighted
	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Average	Average
Year Ended		Weighted		Weighted		Weighted	Expected Life	Grant Date Fair
December 31,	Range	Average	Range	Average	Range	Average	(Years)	Value

2009	4.9% - 7.0%	6.7%	40.1% - 48.0%	40.7%	1.4% - 2.9%	1.9%	5.9	$3.55
2008	3.7% - 4.5%	4.1%	28.5% - 33.5%	28.8%	2.7% - 3.1%	2.8%	4.9	$9.13
2007	3.1% - 4.1%	3.2%	18.7% - 22.4%	19.1%	3.8% - 4.7%	4.7%	6.0	$11.47

The following table is a summary of the option activity for the years ended December 31, 2009, 2008 and 2007 (options in thousands):

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Life	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding as of December 31, 2006	6,843	$31.42
Granted	619	62.29
Exercised	(1,536)	26.49
Forfeited	(70)	52.22

Outstanding as of December 31, 2007	5,856	35.63
Granted	754	49.30
Exercised	(130)	32.53
Forfeited	(273)	41.02

Outstanding as of December 31, 2008	6,207	37.12
Granted	2,371	16.07
Exercised	(97)	19.29
Forfeited	(373)	44.49

Outstanding as of December 31, 2009	8,108	$30.84	5.63	$22,978

Vested and expected to vest as of December 31, 2009	7,844	$31.00	5.52	$21,140

Vested and exercisable as of December 31, 2009	5,808	$33.70	4.35	$5,666

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2009 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$ 9.72 - $ 9.72	5	$9.72	9.2	—	$—
$15.92 - $15.92	2,160	15.92	9.1	482	15.92
$17.39 - $27.12	2,617	25.51	2.6	2,466	25.94
$27.14 - $64.80	3,326	44.75	5.8	2,860	43.39

	8,108			5,808

The following table summarizes additional information concerning unvested stock options at December 31, 2009 (options in thousands):

		Weighted
	Number	Average
Unvested Options	of Options	Exercise Price

Unvested at December 31, 2008	1,045	$53.50
Granted	2,371	16.07
Vested	(743)	43.83
Forfeited	(373)	44.49

Unvested at December 31, 2009	2,300	$23.61

Cash received from options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $4.2 million and $28.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $2.9 million and $52.9 million, respectively.

The Company issued 405,416, 485,127 and 283,653 shares of restricted stock, respectively, to certain officers of the Company as part of the pay-for-performance compensation program and in connection with employment with the Company during the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of restricted shares granted was $6.5 million, $23.8 million and $17.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, 207,663 shares of restricted stock had been forfeited. The 918,753 outstanding restricted shares are subject to repurchase rights, which generally lapse over a period from three to five years.

The following table summarizes additional information concerning unvested restricted shares at December 31, 2009 (shares in thousands):

		Weighted Average
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2008	859	$51.87
Granted	405	16.14
Vested	(316)	51.61
Forfeited	(30)	42.68

Unvested at December 31, 2009	918	$36.49

The total fair value of shares vested, based on the market price on the vesting date, for the years ended December 31, 2009, 2008 and 2007 was $5.8 million, $12.5 million and $12.5 million, respectively.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan.  In November 1997, the Company established a Section 401(k) Savings and Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the Company’s predecessor, to cover eligible employees of the Company. During the first quarter of 2007, the 401(k) Plan permitted eligible employees to defer up to 20% of their annual compensation (as adjusted under the terms of the 401(k) Plan), subject to certain limitations imposed by the Code. During the remainder of 2007 and in 2008, the percentage of compensation that may be deferred was increased to 75%. During 2009, 2008 and 2007, the Company matched employee contributions under the 401(k) Plan in an amount equal to 50% of the first 6.0% of annual compensation deferred by each employee, up to a maximum match of $7,350, $6,900 and $6,750 per year, respectively, for each participating employee. In the years ended December 31, 2009, 2008 and 2007, the Company made matching contributions of $0.9 million, $1.1 million and $1.0 million, respectively. The Company may also make discretionary contributions to the 401(k) Plan. No discretionary contributions were made by the Company to the 401(k) Plan in the years ended December 31, 2009, 2008 and 2007.

The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Matching contributions made by the Company vest fully one year after the commencement of an employee’s employment with the Company.

Deferred Compensation Plans.  The Company has established two non-qualified deferred compensation plans for eligible officers and directors of the Company and certain of its affiliates, which enable eligible participants to defer income from their U.S. payroll up to 100% of annual base pay, up to 100% of annual bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is an unsecured obligation of the Company. The Company may make discretionary matching contributions to participant accounts at any time. The Company made no such discretionary matching contributions in the years ended December 31, 2009, 2008 and 2007. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2009 and 2008, the total fair value of compensation deferred was $66.2 million and $53.1 million, respectively, including $43.3 million and $36.2 million, respectively, of the Company’s common stock.

17.	Income (Loss) Per Share and Unit

Effective January 1, 2009, the Company adopted a policy which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. Pursuant to this adoption, the computation of EPS has been retrospectively adjusted for the years ended December 31, 2008 and 2007.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company had no dilutive stock options outstanding for the years ended December 31, 2009 and 2008. For the year ended December 31, 2007, the Parent Company had 2,411,647 dilutive stock options outstanding. The effect on income (loss) per share for the year ended December 31, 2007 was to increase weighted average shares outstanding. Such dilution was computed using the treasury stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	2009	2008	2007

Numerator
Income (loss) from continuing operations attributable to common stockholders	$(128,219)	$(51,977)	$237,197
Preferred stock dividends	(15,806)	(15,806)	(15,806)
Preferred unit redemption discount (issuance costs)	9,759	—	(2,930)

Income (loss) from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred stock dividends and preferred unit redemption discount (issuance costs))	(134,266)	(67,783)	218,461
Total discontinued operations attributable to common stockholders after noncontrolling interests	85,218	2,667	77,063
Allocation to participating securities	(1,029)	(1,335)	(1,972)

Net income (loss) available to common stockholders	$(50,077)	$(66,451)	$293,552

Denominator
Basic	134,321,231	97,403,659	97,189,749
Stock option dilution(1)	—	—	2,411,647

Diluted weighted average common shares	134,321,231	97,403,659	99,601,396

Basic income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations	$(1.02)	$(0.71)	$2.23
Discontinued operations	0.65	0.03	0.79

Net income (loss) available to common stockholders(2)	$(0.37)	$(0.68)	$3.02

Diluted income (loss) per common share attributable to AMB Property Corporation
Income (loss) from continuing operations	$(1.02)	$(0.71)	$2.18
Discontinued operations	0.65	0.03	0.77

Net income (loss) available to common stockholders(2)	$(0.37)	$(0.68)	$2.95

(1)	Excludes anti-dilutive stock options of 6,305,892, 3,413,277 and 1,022,605 for the years ended December 31, 2009, 2008 and 2007, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 918,753, 859,206 and 652,838 unvested restricted shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had no dilutive stock options outstanding for the years ended December 31, 2009 and

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. For the year ended December 31, 2007, the Operating Partnership had 2,411,647 dilutive stock options outstanding. The effect on income (loss) per unit for the year ended December 31, 2007 was to increase weighted average units outstanding. Such dilution was computed using the treasury stock method. The computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	2009	2008	2007

Numerator
Income (loss) from continuing operations attributable to common unitholders	$(131,222)	$(53,184)	$244,797
Preferred unit distributions	(15,806)	(15,806)	(17,414)
Preferred unit redemption discount (issuance costs)	9,759	—	(2,930)

Income (loss) from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred unit distributions and preferred unit redemption discount (issuance costs))	(137,269)	(68,990)	224,453
Total discontinued operations attributable to common unitholders after noncontrolling interests	87,432	3,092	82,750
Allocation to participating securities	(1,029)	(1,335)	(1,962)

Net income (loss) available to common unitholders	$(50,866)	$(67,233)	$305,241

Denominator
Basic	136,484,612	101,253,972	101,550,001
Stock option dilution(1)	—	—	2,411,647

Diluted weighted average common units	136,484,612	101,253,972	103,961,648

Basic income (loss) per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations	$(1.02)	$(0.69)	$2.20
Discontinued operations	0.65	0.03	0.81

Net income (loss) available to common unitholders(2)	$(0.37)	$(0.66)	$3.01

Diluted (loss) income per common unit attributable to AMB Property, L.P.
Income (loss) from continuing operations	$(1.02)	$(0.69)	$2.15
Discontinued operations	0.65	0.03	0.79

Net income (loss) available to common unitholders(2)	$(0.37)	$(0.66)	$2.94

(1)	Excludes anti-dilutive stock options of 6,305,892, 3,413,277 and 1,022,605 for the years ended December 31, 2009, 2008 and 2007, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 918,753, 859,206 and 652,838 unvested restricted shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information

The Company has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance:

•	Real Estate Operations. The Company operates industrial properties and manages its business by geographic markets. Such industrial properties are typically comprised of multiple distribution warehouse facilities suitable for single or multiple customers who are engaged in various types of businesses. The geographic markets where the Company owns industrial properties are managed separately because it believes each market has its own economic characteristics and requires its own operating, pricing and leasing strategies. Each market is considered to be an individual operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon property net operating income of the combined properties in each segment, which are listed below. In addition, the Company’s development business is included under real estate operations. It primarily consists of the Company’s development of real estate properties that are subsequently contributed to a co-investment venture fund in which the Company has an ownership interest and for which the Company acts as manager, or that are sold to third parties. The Company evaluates performance of the development business by reported operating segment based upon gains generated from the disposition and/or contribution of real estate. The assets of the development business generally include properties under development and land held for development. During the period between the completion of development of a property and the date the property is contributed to an unconsolidated co-investment venture or sold to a third party, the property and its associated rental income and property operating costs are included in the real estate operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included as gains from sale or contribution of real estate interests or development profits, as appropriate.

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promote interests and incentive distributions from the Company’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and co-investment ventures, the Company typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management priority distributions of 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2 of this document.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues			Property NOI(2)			Development Gains
Segments(1)	2009	2008	2007	2009	2008	2007	2009	2008	2007

U.S. Markets
Southern California	$89,042	$106,046	$109,810	$69,448	$83,208	$86,309	$47,632	$21,843	$11,672
No. New Jersey/New York	61,501	66,430	73,337	40,624	46,519	50,404	—	—	—
San Francisco Bay Area	83,943	88,450	90,301	58,820	65,582	69,424	—	85	58,836
Chicago	40,395	50,239	54,093	26,194	33,050	37,933	—	3,145	2,915
On-Tarmac	51,702	52,441	53,607	27,523	29,294	30,171	5,312	—	—
South Florida	41,493	41,196	42,032	27,431	27,776	29,179	1,585	7,044	14,262
Seattle	19,807	32,227	39,424	15,446	25,751	30,822	3,044	7,236	5,161
Toronto	24,796	18,223	6,194	16,812	12,086	3,806	(75)	60	671
Baltimore/Washington	21,419	22,477	24,663	16,342	17,359	19,346
Non-U.S. Markets
Europe	22,709	6,459	25,066	11,290	4,128	20,211	(312)	6,008	58,451
Japan	24,131	26,706	4,215	14,867	19,256	3,441	28,588	17,104	16,417
Other Markets	120,129	125,498	115,075	83,250	87,198	80,317	3,102	18,559	8,034

Total markets	601,067	636,392	637,817	408,047	451,207	461,363	88,876	81,084	176,419
Straight-line rents and amortization of lease intangibles	10,531	10,549	13,246	10,531	10,549	13,246	—	—	—
Discontinued operations	(15,635)	(21,848)	(31,884)	(11,671)	(16,033)	(24,511)	(53,002)	—	(52,131)
Private capital income	37,879	68,470	31,707	—	—	—	—	—	—

Total	$633,842	$693,563	$650,886	$406,907	$445,723	$450,098	$35,874	$81,084	$124,288

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense. The Company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the Company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The Company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the Company’s real estate operations and should be excluded from its calculation of NOI.

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

The following table is a reconciliation from NOI to reported net (loss) income, a financial measure under GAAP (dollars in thousands):

	2009	2008	2007

Property NOI	$406,907	$445,723	$450,098
Private capital revenues	37,879	68,470	31,707
Depreciation and amortization	(179,894)	(164,188)	(157,290)
General and administrative	(115,253)	(143,962)	(129,508)
Restructuring charges	(6,368)	(12,306)	—
Fund costs	(1,062)	(1,078)	(1,076)
Real estate impairment losses	(174,410)	(183,754)	(900)
Other expenses	(10,247)	(520)	(5,112)
Development profits, net of taxes	35,874	81,084	124,288
Gains from sale or contribution of real estate interests, net of taxes	—	19,967	73,436
Equity in earnings of unconsolidated joint ventures, net	11,331	17,121	7,467
Other income (expenses)	6,284	(3,124)	22,286
Interest expense, including amortization	(121,459)	(133,955)	(126,692)
Loss on early extinguishment of debt	(12,267)	(786)	(438)
Total discontinued operations	94,725	4,558	83,450

Net (loss) income	$(27,960)	$(6,750)	$371,716

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of December 31,
	2009	2008

U.S. Markets
Southern California	$635,124	$776,819
No. New Jersey / New York	544,743	524,883
San Francisco Bay Area	733,381	783,345
Chicago	302,501	319,043
On-Tarmac	159,549	185,877
South Florida	411,811	411,408
Seattle	146,192	195,822
Toronto	297,282	288,058
Baltimore/Washington	131,186	134,079
Non-U.S. Markets
Europe	579,584	484,866
Japan	663,032	860,982
Other Markets	1,542,330	1,628,294

Total markets	6,146,715	6,593,476
Investments in unconsolidated joint ventures	462,130	431,322
Non-segment assets	233,113	276,850

Total assets	$6,841,958	$7,301,648

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	2009		2008
	Real Estate	Restructuring	Real Estate	Restructuring
	Impairment Losses	Charges	Impairment Losses	Charges

U.S. Markets
Southern California	$16,809	$71	$40,540	$424
No. New Jersey / New York	9,056	—	10,393	1,255
San Francisco Bay Area	4,275	4,021	18,331	2,957
Chicago	1,330	36	2,628	460
On-Tarmac	—	—	—	400
South Florida	5,531	—	27,088	—
Seattle	—	—	—	388
Toronto	30,921	—	9,390	—
Baltimore/Washington	543	—	—	—
Non-U.S. Markets
Europe	30,393	426	19,403	1,553
Japan	13,469	343	—	576
Other Markets	69,526	1,471	66,145	4,293

Total markets	$181,853	$6,368	$193,918	$12,306

19.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 54 years. The buildings and improvements subject to these ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2009 were as follows (dollars in thousands):

2010	$37,603
2011	35,943
2012	33,085
2013	31,393
2014	28,769
Thereafter	435,722

Total	$602,515

Standby Letters of Credit.  As of December 31, 2009, the Company had provided approximately $15.2 million in letters of credit, of which $12.8 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 6, 7 and 13 as of December 31, 2009, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $415.6 million as described below.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company had outstanding bank guarantees in the amount of $0.4 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of December 31, 2009, the Company also guaranteed $47.9 million and $106.7 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of December 31, 2009.

Performance and Surety Bonds.  As of December 31, 2009, the Company had outstanding performance and surety bonds in an aggregate amount of $5.1 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

Captive Insurance Company.  The Company has a wholly owned captive insurance company, Arcata National Insurance Ltd. (Arcata), which provides insurance coverage for all or a portion of losses below the attachment point of the Company’s third-party insurance policies. The captive insurance company is one element of the Company’s overall risk management program. The Company capitalized Arcata in accordance with the applicable regulatory requirements. Arcata establishes annual premiums based on projections derived from the past loss experience at the Company’s properties. Like premiums paid to third-party insurance companies, premiums paid to Arcata may be reimbursed by customers pursuant to specific lease terms. Through this structure, the Company believes that it has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (AMB Property Corporation) (Unaudited)

Selected quarterly financial results for 2009 and 2008 were as follows (dollars in thousands, except per share amounts):

	Quarter (unaudited)(1)
2009	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$163,546	$149,678	$157,216	$163,402	$633,842

(Loss) income from continuing operations before noncontrolling interests	$(141,431)	$17,023	$13,578	$(11,855)	$(122,685)
Total noncontrolling interests’ share of loss (income) from continuing operations	5,360	(4,363)	(3,565)	(2,685)	(5,534)

Net (loss) income attributable to AMB Property Corporation from continuing operations	(136,071)	12,660	10,013	(14,540)	(128,219)
Total discontinued operations, net of noncontrolling interests	17,673	8,714	57,127	1,423	85,218

Net (loss) income attributable to AMB Property Corporation	(118,398)	21,374	67,140	(13,117)	(43,001)
Preferred stock dividends	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Preferred unit redemption discount	—	—	—	9,759	9,759
Allocation to participating securities	(258)	(260)	(398)	(257)	(1,029)

Net (loss) income available to common stockholders	$(122,608)	$17,162	$62,790	$(7,565)	$(50,077)

Basic income (loss) per common share(2)
Income (loss) from continuing operations	$(1.42)	$0.06	$0.04	$(0.06)	$(1.02)
Discontinued operations	0.18	0.06	0.39	0.01	0.65

Net income (loss) available to common stockholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

Diluted income (loss) per common share(2)
Income (loss) from continuing operations	$(1.42)	$0.06	$0.04	$(0.06)	$(1.02)
Discontinued operations	0.18	0.06	0.39	0.01	0.65

Net income (loss) available to common stockholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	98,915,587	145,318,364	145,332,050	147,046,767	134,321,231

Diluted	98,915,587	145,379,807	145,658,847	147,046,767	134,321,231

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)
2008	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$171,709	$204,461	$158,155	$159,238	$693,563

Income (loss) from continuing operations before noncontrolling interests	$65,213	$84,018	$31,446	$(191,985)	$(11,308)
Total noncontrolling interests’ share of loss (income) from continuing operations	(25,877)	(10,299)	(6,303)	1,811	(40,669)

Net (loss) income attributable to AMB Property Corporation from continuing operations	39,336	73,719	25,143	(190,174)	(51,977)
Total discontinued operations, net of noncontrolling interests	3,596	3,300	3,008	(7,238)	2,667

Net (loss) income attributable to AMB Property Corporation	42,932	77,019	28,151	(197,412)	(49,310)
Preferred stock dividends	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Preferred unit redemption discount	—	—	—	—	—
Allocation to participating securities	(466)	(666)	(471)	—	(1,335)

Net income (loss) available to common stockholders	$38,514	$72,401	$23,728	$(201,362)	$(66,451)

Basic income (loss) per common share(2)
Income (loss) from continuing operations	$0.35	$0.72	$0.21	$(1.99)	$(0.71)
Discontinued operations	0.04	0.03	0.03	(0.07)	0.03

Net income (loss) available to common stockholders	$0.39	$0.75	$0.24	$(2.06)	$(0.68)

Diluted income (loss) per common share(2)
Income (loss) from continuing operations	$0.35	$0.70	$0.21	$(1.99)	$(0.71)
Discontinued operations	0.04	0.03	0.03	(0.07)	0.03

Net income (loss) available to common stockholders	$0.39	$0.73	$0.24	$(2.06)	$(0.68)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	97,750,901	97,083,044	97,149,079	97,583,940	97,403,659

Diluted	99,668,302	99,269,047	98,832,143	97,583,940	97,403,659

(1)	Certain reclassifications related to discontinued operations have been made to the quarterly data to conform with the annual presentation.

(2)	The sum of quarterly financial data may vary from the annual data due to the change in limited partnership unitholder weighted average ownership percentage and rounding.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (AMB Property, L.P.) (Unaudited)

Selected quarterly financial results for 2009 and 2008 were as follows (dollars in thousands, except per unit amounts):

	Quarter (unaudited)(1)
2009	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$163,546	$149,678	$157,216	$163,402	$633,842

(Loss) income from continuing operations before noncontrolling interests	$(141,431)	$17,023	$13,578	$(11,855)	$(122,685)
Total noncontrolling interests’ share of loss (income) from continuing operations	1,599	(3,704)	(4,203)	(2,802)	(8,537)

Net (loss) income attributable to AMB Property, L.P. from continuing operations	(139,832)	13,319	9,375	(14,657)	(131,222)
Total discontinued operations, net of noncontrolling interests	18,765	8,865	58,929	1,446	87,432

Net (loss) income attributable to AMB Property, L.P.	(121,067)	22,184	68,304	(13,211)	(43,790)
Preferred unit distributions	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Preferred unit redemption discount	—	—	—	9,759	9,759
Allocation to participating securities	(258)	(260)	(399)	(257)	(1,029)

Net (loss) income available to common unitholders	$(125,277)	$17,972	$63,953	$(7,659)	$(50,866)

Basic income (loss) per common unit(2)
Income (loss) from continuing operations	$(1.43)	$0.06	$0.03	$(0.06)	$(1.02)
Discontinued operations	0.19	0.06	0.40	0.01	0.65

Net income (loss) available to common unitholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

Diluted income (loss) per common unit(2)
Income (loss) from continuing operations	$(1.43)	$0.06	$0.03	$(0.06)	$(1.02)
Discontinued operations	0.19	0.06	0.40	0.01	0.65

Net income (loss) available to common unitholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,093,862	147,495,173	147,505,288	149,167,494	136,484,612

Diluted	101,093,862	147,556,616	147,832,085	149,167,494	136,484,612

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)
2008	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$171,709	$204,461	$158,155	$159,238	$693,563

(Loss) income from continuing operations before noncontrolling interests	$65,213	$84,018	$31,446	$(191,985)	$(11,308)
Total noncontrolling interests’ share of loss (income) from continuing operations	(25,094)	(8,331)	(5,419)	(3,372)	(41,876)

Net (loss) income attributable to AMB Property, L.P. from continuing operations	40,119	75,687	26,027	(195,357)	(53,184)
Total discontinued operations, net of noncontrolling interests	4,068	3,430	3,126	(7,522)	3,092

Net (loss) income attributable to AMB Property, L.P.	44,187	79,117	29,153	(202,879)	(50,092)
Preferred unit distributions	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Preferred unit redemption discount	—	—	—	—	—
Allocation to participating securities	(466)	(659)	(471)	—	(1,335)

Net (loss) income available to common unitholders	$39,769	$74,506	$24,730	$(206,829)	$(67,233)

Basic income (loss) per common unit(2)
Income (loss) from continuing operations	$0.35	$0.71	$0.21	$(1.98)	$(0.69)
Discontinued operations	0.04	0.03	0.03	(0.07)	0.03

Net income (loss) available to common unitholders	$0.39	$0.74	$0.24	$(2.05)	$(0.66)

Diluted income (loss) per common unit(2)
Income (loss) from continuing operations	$0.34	$0.69	$0.21	$(1.98)	$(0.69)
Discontinued operations	0.04	0.03	0.03	(0.07)	0.03

Net income (loss) available to common unitholders	$0.38	$0.72	$0.24	$(2.05)	$(0.66)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	101,728,152	101,055,221	101,119,207	101,101,742	101,253,972

Diluted	103,645,553	103,241,224	102,802,271	101,101,742	101,253,972

(1)	Certain reclassifications related to discontinued operations have been made to the quarterly data to conform with the annual presentation.

(2)	The sum of quarterly financial data may vary from the annual data due to the change in Class B limited partnership unitholder weighted average ownership percentage and rounding.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at December 31, 2009 were one interest rate swap and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At December 31, 2009, the Company had four currency forward contracts hedging intercompany loans.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the twelve months from December 31, 2009, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Trade
Related Derivatives	Instruments	Notional Amount
		(in thousands)

Interest rate swaps	1	$130,000
Interest rate caps	1	$26,500

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the accounting policy for derivative instruments and hedging activities. At December 31, 2009, the Company had four foreign currency forward contracts hedging intercompany loans and one interest rate cap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of December 31, 2009, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Trade
Related Derivatives	Instruments	Notional Amount
		(in thousands)

Foreign exchange forward contracts	4	$672,613
Interest rate caps	1	$7,319

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 (in thousands):

	Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps		$—	Other assets (contra asset)	$1,992
Interest rate caps	Other assets	141		—

Total		$141		$1,992

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$1,412	Other assets (contra asset)	$20
Interest rate caps	Other assets	—		—

Total		$1,412		$20

Total derivative instruments		$1,553		$2,012

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2009 (in thousands):

	Gain (Loss) Recognized	Location of Gain	Gain (Loss)
	in Accumulated Other	(Loss) Reclassified	Reclassified
	Comprehensive (Loss)	from Accumulated OCI	from Accumulated
Derivative Instruments	Income (OCI)	into Income	OCI into Income
in Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)

For the year ended December 31, 2009:
Interest rate swaps	$2,173	Interest expense	$(8,187)
Interest rate caps	$145	Interest expense	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Location of Gain (Loss)
Derivative Instruments Not	Recognized in Statement	Amount of Gain (Loss)
Designated as Hedging Instruments	of Operations	Recognized

Foreign exchange forward contracts	Other (expenses) income	$(72,770)
Interest rate caps	Other (expenses) income	(15)

Total		$(72,785)

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

23.	Subsequent Events

Subsequent to year end, the Company’s two open-ended funds completed $267 million in net capital transactions consisting of: $50 million in new third-party equity in AMB Institutional Alliance Fund III; $67 million in investor-elected redemption withdrawals, thereby reducing AMB Institutional Alliance Fund III’s redemption queue to $14.9 million as of February 1, 2010; the Company’s $100 million investment in AMB Institutional Alliance Fund III; and its $50 million investment in AMB Europe Fund I, FCP-FIS.

In preparing the consolidated financial statements, the Company evaluated subsequent events occurring through February 19, 2010, the date these financial statements were issued, in accordance with the Company’s policy related to disclosures of subsequent events.

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2009
(dollars in thousands)

					Initial Cost to			Gross Amount Carried at
					Company(1)		Costs Capitalized	12/31/09(1)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Atlanta
Atlanta South Business Park	9	GA	IND	$—	$8,047	$24,180	$7,580	$8,089	$31,718	$39,807	$11,335	1997	5-40
AMB Garden City Indust	1	GA	IND	—	357	2,120	516	378	2,615	2,993	487	2004	5-40
Southfield/KRDC Industrial SG	13	GA	IND	50,144	13,578	35,730	12,327	13,578	48,057	61,635	12,658	1997	5-40
Southside Distribution Center	1	GA	IND	1,064	766	2,480	113	766	2,593	3,359	602	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,186	3,953	1,205	1,193	5,151	6,344	2,006	1999	5-40
AMB Hartsfield East DC	1	GA	IND	—	417	3,939	1,368	417	5,307	5,724	175	2009	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	389	1,060	3,617	4,677	1,082	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	1,160	1,200	4,904	6,104	1,461	1998	5-40
Belden Avenue SGP	3	IL	IND	15,111	5,393	13,655	2,761	5,487	16,322	21,809	5,159	2001	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	28,161	20,799	90,599	111,398	37,308	1993	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	727	1,332	4,723	6,055	1,730	1995	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	748	762	3,033	3,795	1,220	1992	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	765	3,705	4,341	8,046	950	2001	5-40
AMB District Industrial	1	IL	IND	—	703	1,338	351	703	1,689	2,392	630	2004	5-40
Elk Grove Village SG	10	IL	IND	24,767	7,059	21,739	8,004	7,059	29,743	36,802	9,593	2001	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	2,218	1,399	6,454	7,853	2,605	1997	5-40
AMB Golf Distribution	1	IL	IND	11,214	7,740	16,749	2,135	7,740	18,884	26,624	3,426	2005	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	622	1,554	5,030	6,584	1,675	1995	5-40
Hintz Building	1	IL	IND	—	420	1,259	855	420	2,114	2,534	571	1998	5-40
Itasca Industrial Portfolio	5	IL	IND	—	3,830	11,537	3,534	3,830	15,071	18,901	6,354	1994	5-40
AMB Kehoe Industrial	1	IL	IND	—	2,000	3,006	84	2,000	3,090	5,090	402	2006	5-40
Melrose Park Distribution Ctr.	1	IL	IND	—	2,936	9,190	4,506	2,936	13,696	16,632	5,468	1995	5-40
NDP — Chicago	1	IL	IND	—	313	881	272	312	1,154	1,466	399	1998	5-40
AMB Nicholas Logistics Center	1	IL	IND	—	4,681	5,811	1,879	4,681	7,690	12,371	2,042	2001	5-40
O’Hare Industrial Portfolio	10	IL	IND	—	4,392	16,917	3,527	4,392	20,444	24,836	7,099	1996	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	833	4,551	3,985	8,536	896	2002	5-40
AMB Port O’Hare	2	IL	IND	5,320	4,913	5,761	2,945	4,913	8,706	13,619	2,672	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	876	857	2,253	3,110	862	2004	5-40
Touhy Cargo Terminal	1	IL	IND	4,638	2,800	110	4,627	2,800	4,737	7,537	845	2002	5-40
AMB Remington Lakes Dist	1	IL	IND	—	1,625	5,717	838	1,626	6,554	8,180	126	2009
Windsor Court	1	IL	IND	—	766	2,338	201	766	2,539	3,305	828	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,381	2,868	9,166	2,710	2,868	11,876	14,744	3,482	2001	5-40
Yohan Industrial	3	IL	IND	3,997	5,904	7,323	2,536	5,904	9,859	15,763	2,759	2003	5-40
Dallas/Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	1,782	899	4,478	5,377	1,983	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	7,537	5,938	25,373	31,311	10,875	1994	5-40
Greater Dallas Industrial Port	4	TX	IND	—	3,583	12,197	6,096	3,583	18,293	21,876	8,266	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	559	1,662	1,481	558	3,144	3,702	1,264	1994	5-40
Lonestar Portfolio	6	TX	IND	14,414	6,451	19,360	7,317	6,451	26,677	33,128	7,436	1994	5-40
Northfield Dist. Center	8	TX	IND	4,327	9,313	27,388	11,462	10,276	37,887	48,163	7,890	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,790	1,522	5,887	2,694	1,522	8,581	10,103	2,047	2001	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	3,432	1,983	9,421	11,404	3,732	1994	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	1,282	1,375	5,447	6,822	2,376	1993	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to Company(1)		Costs Capitalized	Gross Amount Carried at 12/31/09(1)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Los Angeles
Anaheim Industrial Property	1	CA	IND	—	1,457	4,341	1,658	1,464	5,992	7,456	1,950	1994	5-40
Artesia Industrial	23	CA	IND	—	21,764	65,270	24,070	21,878	89,226	111,104	31,044	1996	5-40
Bell Ranch Distribution	4	CA	IND	—	6,084	11,385	2,002	6,116	13,355	19,471	3,317	2001	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	8,529	4,253	18,925	23,178	6,103	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	17,062	6,600	20,237	26,837	5,805	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	2,457	2,725	10,634	13,359	2,809	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	852	2,542	8,490	11,032	1,891	2000	5-40
Eaves Distribution Center	3	CA	IND	13,177	11,893	12,708	5,464	11,893	18,172	30,065	5,982	2001	5-40
Fordyce Distribution Center	1	CA	IND	6,528	5,835	10,985	1,064	5,835	12,049	17,884	2,543	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	8,976	24,685	30,894	55,579	8,337	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	28,773	20,772	31,050	7,462	20,863	38,421	59,284	10,704	2000	5-40
LA Co Industrial Port SGP	6	CA	IND	41,511	9,430	29,242	8,068	9,432	37,308	46,740	9,726	2001	5-40
Los Nietos Business Center SG	4	CA	IND	11,432	2,488	7,751	2,074	2,488	9,825	12,313	2,851	2001	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	2,072	1,622	6,942	8,564	2,837	1993	5-40
NDP — Los Angeles	6	CA	IND	—	5,948	17,844	6,167	5,979	23,980	29,959	8,099	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	5,053	3,390	11,552	14,942	3,758	2000	5-40
Spinnaker Logistics	1	CA	IND	18,007	12,198	17,276	1,928	12,198	19,204	31,402	2,572	2004	5-40
Stadium BP	1	CA	IND	—	752	2,519	472	756	2,987	3,743	273	1994	5-40
AMB Starboard Distribution Ctr	1	CA	IND	—	19,683	17,387	5,721	19,786	23,005	42,791	3,701	2005	5-40
Sunset Dist. Center	3	CA	IND	12,938	13,360	2,765	10,859	13,360	13,624	26,984	2,819	2002	5-40
AMB Topanga Distr Center	1	CA	IND	—	2,950	1,343	294	2,965	1,622	4,587	137	2006	5-40
AMB Triton Distribution Center	1	CA	IND	9,700	6,856	7,135	1,535	6,856	8,670	15,526	1,473	2005	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	16,925	9,442	25,517	34,959	7,752	2000	5-40
AMB Vista Rialto Distrib Ctr	1	CA	IND	—	10,097	15,462	581	9,509	16,631	26,140	640	2008	5-40
Walnut Drive	1	CA	IND	—	964	2,918	1,434	969	4,347	5,316	1,559	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	3,951	1,713	5,321	1,815	1,713	7,136	8,849	1,943	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	5,043	3,869	16,628	20,497	5,770	1999	5-40
Miami
Beacon Centre	18	FL	IND	65,798	31,704	96,681	37,415	35,833	129,967	165,800	38,453	2000	5-40
Beacon Centre — Headlands	1	FL	IND	—	2,260	6,946	1,939	2,260	8,885	11,145	2,765	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	13,134	10,158	44,518	54,676	14,653	1996	5-40
Beacon Lakes	1	FL	IND	8,980	2,624	7,883	2,120	2,624	10,003	12,627	853	2008	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	3,467	4,971	18,316	23,287	6,212	1996	5-40
Cobia Distribution Center	2	FL	IND	7,800	1,792	5,950	2,404	1,792	8,354	10,146	1,617	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,658	1,581	3,602	1,710	1,581	5,312	6,893	1,047	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	1,119	1,082	3,282	4,364	789	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	7,129	6,434	26,729	33,163	7,734	1999	5-40
Pompano Center of Commer	5	FL	IND	—	2,491	13,948	3,247	2,492	17,194	19,686	711	2009	5-40
Sunrise Industrial	3	FL	IND	—	4,573	17,088	4,242	4,597	21,306	25,903	5,389	1998	5-40
Tarpon Distribution Center	1	FL	IND	2,837	884	3,914	666	884	4,580	5,464	911	2004	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to			Gross Amount Carried at
					Company(1)		Costs Capitalized	12/31/09(1)				Year of
	No. of					Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

No. New Jersey/New York City
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	8,250	5,449	22,708	28,157	6,944	2000	5-40
Dellamor	7	NJ	IND	10,892	11,255	10,805	3,650	11,255	14,455	25,710	4,060	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	45,304	13,672	22,516	23,447	13,672	45,963	59,635	11,689	2001	5-40
Fairfalls Portfolio	28	NJ	IND	32,517	20,186	44,528	10,453	20,185	54,982	75,167	12,075	2004	5-40
AMB Franklin Comm Ctr	1	NJ	IND	—	3,563	12,295	2,895	3,564	15,189	18,753	666	2006	5-40
AMB Highway 17, 55 Madis	1	NJ	IND	—	4,954	7,054	3,109	4,954	10,163	15,117	1,812	2007	5-40
JFK Air Cargo	12	NY	IND	—	16,670	44,872	4,288	14,643	51,187	65,830	16,052	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	1,977	2,362	9,216	11,578	2,823	2000	5-40
AMB JFK Airgate Center	4	NY	IND	23,436	5,980	26,393	3,473	5,980	29,866	35,846	5,650	2005	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	2,500	905	5,248	6,153	1,767	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,086	8,000	7,105	30,049	37,154	10,281	1998	5-40
Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	360	2,974	8,268	11,242	1,341	2004	5-40
Meadowlands ALFII	3	NJ	IND	10,650	5,210	10,272	3,565	5,199	13,848	19,047	4,445	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,244	1,116	4,723	5,839	1,553	2000	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	1,301	842	3,891	4,733	1,170	1999	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	7,604	1,679	10,163	11,842	3,812	1999	5-40
Newark Airport I & II	2	NJ	IND	—	1,755	5,400	1,477	1,764	6,868	8,632	2,123	2000	5-40
Orchard Hill	1	NJ	IND	1,418	1,212	1,411	649	1,212	2,060	3,272	585	2002	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	6,605	4,089	18,785	22,874	6,080	1998	5-40
Portview Commerce Center	2	NJ	IND	2,678	813	1,065	15,977	6,116	11,739	17,855	403	2007	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	1,282	—	8,532	8,532	1,784	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	8,503	4,961	9,618	7,226	4,961	16,844	21,805	5,199	2001	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,852	1,760	25,807	21,477	47,284	3,769	2004	5-40
AMB Liberty Log Ctr	1	NJ	IND	—	5,052	9,299	7,870	6,813	15,408	22,221	563	2009	5-40
AMB I-78 Dist. Center	1	NJ	IND	—	4,976	19,342	4,735	4,975	24,078	29,053	788	2009	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,648	2,259	9,417	11,676	3,698	1995	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	393	—	6,760	6,760	3,287	2000	5-19
AMB DFW Cargo Center East	3	TX	IND	5,195	—	20,632	1,507	—	22,139	22,139	7,821	2000	5-26
AMB DAY Cargo Center	5	OH	IND	5,760	—	7,163	724	—	7,887	7,887	3,137	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,199	1,685	—	35,884	35,884	5,120	2005	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	14,970	—	19,256	19,256	5,454	1999	5-39
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	2,026	—	40,866	40,866	19,969	2002	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	375	—	3,404	3,404	1,438	2000	5-22
AMB JFK Cargo Center 75_77	2	NJ	IND	—	—	30,965	9,948	—	40,913	40,913	23,870	2002	5-13
AMB LAX Cargo Center	3	CA	IND	—	—	13,445	1,017	—	14,462	14,462	6,044	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	—	—	5,793	625	—	6,418	6,418	3,198	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	7,630	—	8,134	109	—	8,243	8,243	2,736	2000	5-27
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,442	—	12,158	12,158	6,546	2000	5-27
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	9,207	2,163	—	11,370	11,370	4,173	1999	5-28
AMB RNO Cargo Center 10_11	2	NV	IND	—	—	6,014	510	—	6,524	6,524	2,041	2003	5-23
AMB Sea Cargo Ctr North 6	1	WA	IND	—	—	—	125	—	125	125	54	2009	1-10
AMB SEA Cargo Center North	2	WA	IND	2,683	—	15,594	812	—	16,406	16,406	5,792	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	510	—	3,566	3,566	2,332	2000	5-14

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to			Gross Amount Carried at
					Company(1)		Costs Capitalized	12/31/09(1)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	4,179	3,163	13,641	16,804	5,311	1998	5-40
Albrae Business Center	1	CA	IND	6,801	6,299	6,227	2,242	6,299	8,469	14,768	2,497	2001	5-40
Alvarado Business Center SG	5	CA	IND	38,855	6,328	26,671	12,929	6,328	39,600	45,928	10,298	2001	5-40
AMB Arques Business Pk	2	CA	IND	—	11,789	4,347	1,888	11,789	6,235	18,024	294	2009	5-40
Brennan Distribution	1	CA	IND	3,190	3,683	3,022	2,444	3,683	5,466	9,149	2,447	2001	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	2,006	12,688	8,980	21,668	3,051	2001	5-40
AMB Cypress	1	CA	IND	—	3,517	2,933	581	3,536	3,495	7,031	233	2007	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,954	7,259	6,655	13,914	2,135	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	2,248	2,658	10,248	12,906	3,247	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	4,166	2,679	12,186	14,865	4,296	1991	5-40
Dublin Ind Portfolio	1	CA	IND	—	2,980	8,940	1,744	2,877	10,787	13,664	473	2000	5-40
East Bay Whipple	1	CA	IND	6,012	5,333	8,126	2,130	5,333	10,256	15,589	2,609	2001	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	5,174	7,165	16,160	23,325	4,639	2001	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	6,559	4,059	21,651	25,710	7,207	2000	5-40
East Grand Airfreight	2	CA	IND	2,266	5,093	4,190	1,121	5,093	5,311	10,404	1,706	2003	5-40
Fairway Drive Ind SGP	4	CA	IND	20,018	4,204	13,949	4,485	4,204	18,434	22,638	5,032	2001	5-40
Hayward Ind — Hathaway	2	CA	IND	—	4,472	12,407	1,389	4,496	13,772	18,268	111	2009	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	6,621	7,916	30,555	38,471	9,606	1999	5-40
AMB Lakeside BC	2	CA	IND	—	24,121	3,968	599	24,122	4,566	28,688	79	2009	5-40
Laurelwood Drive	2	CA	IND	—	2,673	8,326	2,625	2,687	10,937	13,624	3,249	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,550	2,885	7,056	9,941	2,174	2001	5-40
AMB Manzanita R&D	1	CA	IND	—	1,316	3,238	888	1,316	4,126	5,442	390	2007	5-40
Martin/Scott Ind Port	2	CA	IND	—	9,052	5,309	1,926	9,099	7,188	16,287	1,832	2001	5-40
Milmont Page SGP	3	CA	IND	9,590	3,420	10,600	5,044	3,420	15,644	19,064	3,935	2001	5-40
Moffett Distribution	7	CA	IND	14,676	26,916	11,277	4,419	26,916	15,696	42,612	4,864	2001	5-40
Moffett Park / Bordeaux R&D	14	CA	IND	—	14,805	44,462	21,067	14,883	65,451	80,334	27,594	1996	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	5,807	5,446	22,069	27,515	8,612	1993	5-40
Pardee Drive SG	1	CA	IND	3,195	619	1,880	466	619	2,346	2,965	591	2001	5-40
Pier One	1	CA	IND	26,382	—	38,351	15,900	—	54,251	54,251	19,916	2007	5-40
South Bay Brokaw	3	CA	IND	—	4,372	13,154	4,665	4,394	17,797	22,191	6,859	1995	5-40
South Bay Junction	2	CA	IND	—	3,464	10,424	2,138	3,483	12,543	16,026	4,254	1995	5-40
South Bay Lundy	2	CA	IND	—	5,497	16,542	4,941	5,526	21,454	26,980	7,639	1995	5-40
Silicon Valley R&D	4	CA	IND	—	6,700	20,186	7,698	5,439	29,145	34,584	13,495	1997	5-40
AMB TriPoint Bus Park	4	CA	IND	—	20,996	6,808	1,324	21,107	8,021	29,128	161	2009	5-40
Utah Airfreight	1	CA	IND	15,196	18,753	8,381	2,673	18,753	11,054	29,807	3,054	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	2,548	1,571	7,228	8,799	2,828	1997	5-40
Willow Park Ind	21	CA	IND	—	25,593	76,772	28,690	25,725	105,330	131,055	38,399	1998	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	2,695	2,363	9,733	12,096	3,090	1997	5-40
Zanker/Charcot Industrial	5	CA	IND	—	5,282	15,887	6,566	5,310	22,425	27,735	7,976	1992	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Initial Cost to			Gross Amount Carried at
					Company(1)		Costs Capitalized	12/31/09(1)				Year of
	No. of					Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Seattle
East Valley Warehouse	1	WA	IND	—	6,813	20,511	12,251	6,848	32,727	39,575	10,747	1999	5-40
Harvest Business Park	3	WA	IND	—	2,371	7,153	3,498	2,383	10,639	13,022	3,841	1995	5-40
Kent Centre Corporate Park	4	WA	IND	—	3,042	9,165	5,043	3,058	14,192	17,250	4,797	1995	5-40
Kingsport Industrial Park	7	WA	IND	—	7,919	23,812	10,854	7,961	34,624	42,585	12,708	1992	5-40
NDP — Seattle	4	WA	IND	10,403	3,992	11,773	3,165	3,992	14,938	18,930	3,720	2002	5-40
Northwest Distribution Center	3	WA	IND	—	3,533	10,751	3,359	3,551	14,092	17,643	5,027	1992	5-40
Puget Sound Airfreight	1	WA	IND	—	1,329	1,830	966	1,329	2,796	4,125	886	2002	5-40
Renton Northwest Corp. Park	4	WA	IND	7,067	8,657	4,937	1,826	8,657	6,763	15,420	1,474	2002	5-40
AMB Sumner Landing	1	WA	IND	—	6,937	17,577	3,628	6,973	21,169	28,142	4,104	2005	5-40
U.S. Other Target Markets
MET PHASE 1 95, LTD	4	TX	IND	—	10,968	14,554	3,205	10,968	17,759	28,727	2,317	1995	5-40
MET 4/12, LTD	1	TX	IND	—	—	18,390	3,970	—	22,360	22,360	11,396	1997	5-40
TechRidge Phase IIIA Bldg. 4.1	1	TX	IND	9,200	3,143	12,087	1,367	3,143	13,454	16,597	2,868	2004	5-40
Beltway Distribution	1	MD	IND	—	4,800	15,159	7,022	4,818	22,163	26,981	7,046	1999	5-40
Columbia Business Center	9	MD	IND	—	3,856	11,736	7,797	3,876	19,513	23,389	7,385	1999	5-40
Corridor Industrial	1	MD	IND	—	996	3,019	499	1,001	3,513	4,514	1,102	1999	5-40
Crysen Industrial	1	MD	IND	—	1,425	4,275	1,949	1,432	6,217	7,649	2,236	1998	5-40
Gateway Commerce Center	5	MD	IND	—	4,083	12,336	7,553	4,105	19,867	23,972	5,521	1999	5-40
AMB Granite Hill Dist. Center	2	MD	IND	—	3,731	5,182	736	3,750	5,899	9,649	849	2006	5-40
Greenwood Industrial	3	MD	IND	—	4,729	14,188	6,040	4,754	20,203	24,957	7,090	1998	5-40
Meadowridge Industrial	3	MD	IND	—	3,716	11,147	1,804	3,735	12,932	16,667	3,924	1998	5-40
Oakland Ridge Ind Ctr I	1	MD	IND	—	797	2,466	1,763	801	4,225	5,026	1,719	1999	5-40
Oakland Ridge Ind Ctr II	1	MD	IND	—	839	2,557	1,726	844	4,278	5,122	1,994	1999	5-40
Oakland Ridge Ind Ctr V	4	MD	IND	—	—	6,654	5,171	—	11,825	11,825	4,874	1999	5-40
Patuxent Range Road	2	MD	IND	—	1,696	5,127	2,028	1,696	7,155	8,851	2,674	1997	5-40
Preston Court	1	MD	IND	—	2,313	7,192	1,391	2,313	8,583	10,896	2,804	1997	5-40
Boston Industrial	15	MA	IND	—	14,624	42,352	29,676	14,769	71,883	86,652	25,679	1998	5-40
Cabot Business Park	12	MA	IND	—	14,535	35,969	20,949	15,398	56,055	71,453	20,967	1997	5-40
Cabot Business Park SGP	3	MA	IND	14,413	6,253	18,747	3,460	6,253	22,207	28,460	5,301	2002	5-40
Patriot Dist. Center	1	MA	IND	11,167	4,164	22,603	2,347	4,164	24,950	29,114	4,324	2003	5-40
AMB Aurora Industrial	1	MN	IND	—	1,430	3,354	1,287	1,430	4,641	6,071	313	2007	5-40
Braemar Business Center	2	MN	IND	—	1,566	4,613	2,795	1,574	7,400	8,974	2,648	1998	5-40
Burnsville Business Center	1	MN	IND	—	932	2,796	2,516	937	5,307	6,244	2,326	1998	5-40
Corporate Square Industrial	6	MN	IND	—	4,024	12,113	6,797	4,046	18,888	22,934	7,476	1996	5-40
Minneapolis Distribution Port	3	MN	IND	—	4,052	13,375	5,336	4,073	18,690	22,763	6,804	1994	5-40
Mendota Heights Gateway Common	1	MN	IND	—	1,367	4,565	3,422	1,374	7,980	9,354	3,575	1997	5-40
Minneapolis Industrial Port IV	3	MN	IND	—	3,956	12,053	4,429	4,031	16,407	20,438	6,352	1994	5-40
Penn James Warehouse	2	MN	IND	—	1,991	6,013	5,042	2,001	11,045	13,046	3,980	1996	5-40
AMB Rogers Distr Center	1	MN	IND	—	888	4,481	479	893	4,955	5,848	93	2009	5-40
Round Lake Business Center	1	MN	IND	—	875	2,625	1,743	880	4,363	5,243	1,560	1998	5-40
Twin Cities	1	MN	IND	—	2,927	8,769	7,225	2,942	15,979	18,921	6,914	1995	5-40
Chancellor Square	3	FL	IND	—	2,009	6,106	6,185	2,020	12,280	14,300	5,067	1998	5-40
Presidents Drive	6	FL	IND	—	5,770	17,655	7,254	5,801	24,878	30,679	8,508	1997	5-40
Sand Lake Service Center	6	FL	IND	—	3,483	10,585	6,435	3,501	17,002	20,503	7,101	1998	5-40
AMB I-81 Dist. Center	1	PA	IND	—	1,346	10,715	189	1,346	10,904	12,250	45	2009	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

						Initial Cost to			Gross Amount Carried at
						Company(1)		Costs Capitalized	12/31/09(1)				Year of
	No. of						Building &	Subsequent to		Building &	Total	Accumulated	Construction/	Depreciable Life
Property	Bldgs		Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Other U.S. Non-Target Markets
Elmwood Distribution	5		LA	IND	—	4,167	12,495	8,261	4,184	20,739	24,923	5,242	1998	5-40
AMB Morgan Bus Ctr	1		GA	IND	—	499	13,410	1,565	499	14,975	15,474	373	2009	5-40
International Target Markets					—
AMB Annagem Distrib Centre II	1		Canada	IND	—	1,961	4,573	1,070	2,088	5,516	7,604	532	2007	5-40
AMB Annagem Dist. Center	1		Canada	IND	—	3,671	7,707	2,258	3,794	9,842	13,636	1,379	2007	5-40
AMB Airport Rd. Dist Ctr	1		Canada	IND	—	11,690	53,674	11,096	11,971	64,489	76,460	804	2009	5-40
AMB Milton Crossings Bus Pk	1		Canada	IND	—	8,408	13,595	621	8,802	13,822	22,624	122	2008	5-40
AMB Millcreek Distribution Ctr	2		Canada	IND	—	8,827	15,363	2,741	9,401	17,530	26,931	1,046	2008	5-40
AMB Milton 402 Bus Park	1		Canada	IND	—	3,778	14,697	5,094	3,592	19,977	23,569	1,594	2008	5-40
AMB Milton 401 Bus. Park	1		Canada	IND	—	3,607	16,578	2,853	3,695	19,343	23,038	471	2006	5-40
AMB Pearson Logist. Ctr	2		Canada	IND	—	11,620	30,442	2,731	11,606	33,187	44,793	3,092	2007	5-40
AMB Shinkiba Dist Crtr 1	1		Japan	IND	73,110	62,319	39,634	15,343	62,319	54,977	117,296	3,168	2007	5-40
AMB Shiohama Distr Ctr 1	1		Japan	IND	—	28,900	7,086	5,603	28,900	12,689	41,589	80	2005	5-40
AMB Tsurumi Dist Ctr 1	1		Japan	IND	109,664	27,857	76,531	14,907	27,848	91,447	119,295	1,853	2008	5-40
AMB Fukuoka Manami DC 2	1		Japan	IND	—	8,331	48,164	4,406	8,332	52,569	60,901	403	2007	5-40
AMB Nanko Naka DC 1	1		Japan	IND	—	10,385	33,972	7,908	10,386	41,879	52,265	274	2007	5-40
AMB Kasugai DC 1	1		Japan	IND	—	22,713	97,921	16,543	22,692	114,485	137,177	3,285	2007	5-40
AMB Icheon Distrib Ctr	1		Korea	IND	—	5,434	8,064	178	5,435	8,241	13,676	893	2008	5-40
AMB ICN Logistics Ctr	1		Korea	IND	—	—	22,389	3,221	—	25,610	25,610	703	2008	2-40
AMB Airport Logistics Center 3	1		Singapore	IND	13,643	—	18,438	1,794	—	20,232	20,232	2,560	2007	5-40
Singapore Airport Logist Ctr 2	1		Singapore	IND	—	—	23,235	15	—	23,250	23,250	2,727	2008	5-40
AMB Changi-North DC1	1		Singapore	IND	6,823	—	8,790	319	—	9,109	9,109	891	2007	5-40
AMB Changi South Distr Ctr 1	1		Singapore	IND	—	—	30,949	108	—	31,057	31,057	1,425	2008	5-40
AMB Tuas Distribution Center	1		Singapore	IND	—	—	9,921	656	—	10,577	10,577	1,345	2007	5-40
AMB Beilun Port Dist Ctr	2		China	IND	—	—	16,349	1,889	—	18,238	18,238	371	2007	5-40
AMB Fengxian Log Ctr	3		China	IND	—	—	16,815	154	—	16,969	16,969	2,867	2006	5-40
AMB Jiuting Distribution Ctr	2		China	IND	—	—	15,215	1,083	—	16,298	16,298	2,318	2005	5-40
AMB Kunshan Bonded LC	1		China	IND	—	—	9,552	187	—	9,739	9,739	211	2007	5-40
AMB Beijing Capital Airport DC	4		China	IND	—	—	12,846	68	—	12,914	12,914	138	2008	5-40
AMB Tianjin Bonded LP	2		China	IND	—	—	703	7,707	—	8,410	8,410	132	2008	5-40
AMB Pacifico Distr Ctr	4		Mexico	IND	—	2,953	8,085	1,743	2,953	9,828	12,781	417	2009	5-40
AMB Parque Opcion Catalina	1		Mexico	IND	—	735	1,305	1,534	735	2,839	3,574	1,358	2008	5-40
AMB Agua Fria Ind. Park	3		Mexico	IND	—	2,185	18,657	3,633	2,185	22,290	24,475	446	2009	5-40
AMB Carrizal Ind Park	1		Mexico	IND	—	3,264	10,347	244	3,264	10,591	13,855	0	2009	5-40
AMB Ladero Industrial Pk	0	(7)	Mexico	IND	—	20	3,286	0	20	3,286	3,306	21	2009	5-40
AMB Mezquite III prefund	1		Mexico	IND	—	1,760	9,226	598	1,760	9,824	11,584	77	2009	5-40
AMB Piracanto Ind Park	4		Mexico	IND	14,557	9,793	15,727	734	9,793	16,461	26,254	813	2008	5-40
AMB Tres Rios (Fund)	0	(7)	Mexico	IND	—	1,152	—	3,480	1,152	3,480	4,632	1,560	2007	5
Tres Rios	2		Mexico	IND	—	3,406	16,812	897	3,406	17,709	21,115	69	2009	5-40
AMB Arrayanes IP (REIT)	1		Mexico	IND	—	411	9,470	76	411	9,546	9,957	213	2009	5-40
AMB Los Altos Ind Park	2		Mexico	IND	—	4,474	19,270	1,265	4,474	20,535	25,009	60	2009	5-40
AMB Barajas Logistics Pk	4		Spain	IND	—	—	42,321	2,343	—	44,664	44,664	1,273	2007	5-24
AMB Hausbruch Ind Ctr 4-B	1		Germany	IND	—	3,977	10,000	394	4,109	10,262	14,371	654	2008	5-40
AMB Hausbruch Ind Ctr 5-650	1		Germany	IND	—	1,422	2,691	445	1,507	3,051	4,558	255	2008	5-40

Total	717				$955,151	$1,303,127	$3,361,645	$1,092,002	$1,317,461	$4,439,313	$5,756,774	$1,112,283

144AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(1)	The Company recognized real estate impairment losses of approximately $193.9 million and $181.9 million during the years ended December 31, 2009 and 2008, respectively, as a result of changes in the economic environment.

		2009	2008	2007

(2)	Reconciliation of total debt to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$955,151	$812,230	$1,147,787
	Debt on properties held for divestiture	11,604	232,330	107,175
	Debt on development properties	129,750	479,199	211,911
	Unamortized premiums (discounts)	49	(1,188)	4,214

	Total secured debt	$1,096,554	$1,522,571	$1,471,087

(3)	Reconciliation of total cost to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$5,756,774	$4,634,064	$5,053,831
	Construction in process and land held for development	951,886	1,969,792	1,655,714

	Total investments in properties(6)	$6,708,660	$6,603,856	$6,709,545

(4)	Aggregate cost for federal income tax purposes of investments in real estate	$6,615,119	$6,540,559	$6,410,055

(5)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$1,112,283	$970,737	$915,759
	Accumulated depreciation and amortization on properties under renovation or in development(8)	1,525	—	927

	Total accumulated depreciation(6)	$1,113,808	$970,737	$916,686

(6)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,603,856	$6,709,545	$6,575,733
	Acquisition of properties	—	219,961	59,166
	Improvements, including development properties	268,897	478,010	599,438
	Deconsolidation of AMB Institutional Alliance Fund III, L.P.	—	—	—
	Deconsolidation of AMB Partners II, L.P.	—	(205,618)	—
	Asset impairment	(181,853)	(193,918)	(1,157)
	Divestiture of properties	(357,599)	(231,765)	(267,063)
	Adjustment for properties held for sale or contribution(9)	375,359	(172,359)	(256,572)

	Balance at end of year	$6,708,660	$6,603,856	$6,709,545

	Accumulated Depreciation:
	Balance at beginning of year	$970,737	$916,686	$789,693
	Depreciation expense, including discontinued operations	178,506	149,748	134,961
	Properties divested	(36,288)	(12,843)	(3,914)
	Deconsolidation of AMB Partners II, L.P.	—	(84,701)	—
	Adjustment for properties held for divestiture	853	1,847	(4,054)

	Balance at end of year	$1,113,808	$970,737	$916,686

(7)	Property represents a leased parking lot with an office space, tenant improvements, and capitalized lease costs.
(8)	In 2009, includes $1,307 of accumulated amortization of prepaid ground lease costs on construction-in-progress projects in China.
(9)	Includes additions during year to properties held for sale or contribution at both current year end and prior year end as well as reclassifications in and out of properties held for sale or contribution during year.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(Report not required)

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009

(Report not Required)
(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,068,800
Buildings and improvements	2,200,817
Construction in progress	82,544

Total investments in real estate	3,352,161
Accumulated depreciation and amortization	(229,881)

Net investments in real estate	3,122,280
Cash and cash equivalents	45,614
Restricted cash	5,528
Deferred financing costs, net	6,824
Accounts receivable and other assets, net of allowance for doubtful accounts of
$2,065 as of December 31, 2009	33,841

Total assets	$3,214,087

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$1,697,781
Secured credit facility	65,000
Accounts payable and other liabilities, including net payables to affiliate
of $466 as of December 31, 2009	48,783
Distributions payable	796
Interest payable	7,334
Security deposits	12,523

Total liabilities	1,832,217
Commitments and contingencies (Note 9)
Partners’ capital:
Series A Preferred Units	88
AMB Property, L.P., AMB Property II, L.P. and AMB HFC, L.P. (general and limited partners)	271,641
AMB Institutional Alliance REIT III, Inc. (limited partner)	692,954
City and County of San Francisco Employees’
Retirement System (limited partner)	407,144

Total partners’ capital	1,371,827
Noncontrolling interests	10,043

Total partners’ capital and noncontrolling interests	1,381,870

Total liabilities, partners’ capital and noncontrolling interests	$3,214,087

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009

(Report not Required)
(Dollars in thousands)

RENTAL REVENUES	$274,916
COSTS AND EXPENSES
Property operating costs	31,431
Real estate taxes and insurance	44,105
Depreciation and amortization	82,678
General and administrative	2,421
Real estate impairment losses	1,607

Total costs and expenses	162,242

Operating income	112,674
OTHER INCOME AND EXPENSES
Interest and other income	93
Interest, including amortization	(105,127)

Total other income and expenses	(105,034)

Income from continuing operations	7,640
Discontinued operations
Loss attributable to discontinued operations	(9,547)
Gains from disposition of real estate	1,333

Total discontinued operations	(8,214)

Net loss	(574)
Noncontrolling interests’ share of net income	(51)

Net loss after noncontrolling interests	(625)
Series A preferred unit distributions	(16)
Priority distributions to AMB Property, L.P.	(13,205)
Priority distributions to City and County of San Francisco
Employees’ Retirement System, L.P.	(782)

Net loss available to partners	$(14,628)

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2009

	(Report not Required)
		AMB
		Property,
		L.P., AMB		City and
		Property	AMB	County of
		II, L.P. and	Institutional	San Francisco
		AMB HFC, L.P.	Alliance	Employees’
	Series A	(General and	REIT III, Inc.	Retirement
	Preferred	Limited	(Limited	System	Noncontrolling
	Units	Partners)	Partner)	(Limited Partner)	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2008	$88	$241,608	$697,662	$410,868	$10,485	$1,360,711
Contributions	—	32,608	3,621	—	—	36,229
Net income (loss)	16	10,630	(8,329)	(2,942)	51	(574)
Distributions	(16)	—	—	—	(493)	(509)
Priority distributions to AMB Property, L.P. (Note 8)	—	(13,205)	—	—	—	(13,205)
Priority distributions to City and County of San Francisco Employees’ Retirement System, L.P. (Note 8)	—	—	—	(782)	—	(782)

Balance at December 31, 2009	$88	$271,641	$692,954	$407,144	$10,043	$1,381,870

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009

(Report not Required)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,678
Straight-line rents and amortization of lease intangibles	(13,030)
Straight-line ground rent expense	510
Real estate impairment losses	1,607
Debt premiums, discounts and finance cost amortization, net	2,263
Depreciation related to discontinued operations	445
Real estate impairment losses related to discontinued operations	9,768
Gains from disposition of real estate	(1,333)
Changes in assets and liabilities:
Accounts receivable and other assets	56
Restricted cash	627
Accounts payable and other liabilities	1,208
Interest payable	(321)
Security deposits	(1,619)

Net cash provided by operating activities	82,285

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from property acquisitions	541
Net proceeds from disposition of real estate	45,042
Additions to properties	(35,922)

Net cash provided by investing activities	9,661

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	3,729
Borrowings on mortgage loans payable	18,091
Payments on mortgage loans payable	(61,368)
Payments on unsecured credit facility	(40,000)
Borrowings on secured credit facility	38,900
Payments of preferred unit distributions	(16)
Payment of priority distributions to AMB Property, L.P.	(13,337)
Distributions to noncontrolling interests	(493)
Payment of financing costs	(314)

Net cash used in financing activities	(54,808)

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,138
CASH AND CASH EQUIVALENTS — Beginning of year	8,476

CASH AND CASH EQUIVALENTS — End of year	$45,614

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

On October 26, 2004 (“Inception”), Fund III completed its first closing and accepted capital contributions from AMB Property, L.P. and REIT III. On November 1, 2006, AMB Property II, L.P. was admitted to Fund III as a limited partner in exchange for a contribution of 16 industrial buildings with an estimated value of $111.9 million. On January 4, 2008, AMB HFC, L.P. was admitted to Fund III as a limited partner in exchange for a contribution of two industrial buildings with an estimated value of $86.8 million. AMB Property, L.P., AMB Property II, L.P. and AMB HFC, L.P. are herein referred to as “AMB.” On July 1, 2008, the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) and AMB contributed their partnership interests in AMB Partners II, L.P. (“Partners II”) to Fund III in exchange for partnership interests in Fund III. As of December 31, 2009, Fund III has accepted capital contributions from AMB, CCSFERS and REIT III (excluding AMB Property, L.P.’s interest), and contributions resulting from Fund III’s dividend reinvestment program, for ownership interests in Fund III of 22.7 percent, 24.4 percent and 52.9 percent, respectively. AMB is a general and limited partner of Fund III. As of December 31, 2009, all capital balances reflect balances at liquidation value.

As of December 31, 2009, $56.6 million of REIT III units in Fund III have been redeemed.

As of December 31, 2009, Fund III owned 125 operating properties and one renovation property (consisting of 305 industrial buildings aggregating 36.6 million square feet (unaudited)) and two parcels of land held for future development (the “Properties”). The Properties are located in the following markets: Atlanta, Austin, Baltimore/Washington DC, Boston, Chicago, Dallas, Houston, Minneapolis, Northern New Jersey/New York, Orlando, San Francisco Bay Area, Seattle, South Florida, and Southern California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of Fund III and the ventures in which Fund III has a controlling interest. Third-party equity interests in Fund III’s ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Prior to January 1, 2009, the initial cost of buildings and improvements included the purchase price of the property or interest in the property including legal fees and acquisition costs. Pursuant to the Fund’s adoption of policies related to accounting for business combinations, legal fees and acquisition costs are now expensed and included in general and administrative expenses in the accompanying consolidated statement of operations.

Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. For the year ended December 31, 2009, Fund III capitalized interest and property taxes of approximately $0.4 million.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

Fund III records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2009, Fund III has recorded intangible assets or liabilities in the amounts of $12.7 million, $39.1 million, $38.2 million, and $78.1 million for the value attributable to above-market leases, below-market leases, in- place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Fund III also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of December 31, 2009, Fund III has recorded $1.0 million for net above market assumed mortgage loans payable.

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present value of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The management of Fund III determines estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. As a result of the economic environment, the management of Fund III re-evaluated the carrying value of its investments and recorded impairment charges of $11.4 million during the year ended December 31, 2009 on certain of its investments.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations.  Fund III reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the disposal of long-lived assets, which requires Fund III to separately report as discontinued operations the historical operating results attributable to properties held for divestiture or operating properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of Fund III’s consolidated results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income or cash flows.

The following summarizes the condensed results of operations of the properties sold for the year ended December 31, 2009:

(Dollars
in thousands)

Rental revenues	$1,532
Property operating costs	(235)
Real estate taxes and insurance	(399)
Depreciation and amortization	(445)
Real estate impairment losses	(9,768)
Interest, including amortization	(232)

Loss attributable to discontinued operations	$(9,547)

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments. Restricted cash also includes cash held by third parties as collateral for certain letters of credit. As of December 31, 2009, Fund III had two letters of credit outstanding totaling $0.2 million. These letters of credit are for security deposits on ground leases.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related mortgage loans payable. As of December 31, 2009, deferred financing costs were $6.8 million, net of accumulated amortization.

Mortgage Premiums and Discounts.  Mortgage premiums and discounts represent the difference between the fair value of debt and the principal value of debt assumed in connection with acquisitions. The mortgage premiums and discounts are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2009, the net unamortized mortgage discounts were approximately $4.7 million.

Noncontrolling Interests.  Noncontrolling interests represent interests held by an affiliate of AMB and third-party investors in various Fund III entities. Such investments are consolidated because Fund III owns a majority interest and exercises control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of Fund III are allocated to each of the partners in accordance with the partnership agreement. Partner distributions, if any, are made quarterly. Distributions, other than priority distributions (Note 8), are paid or accrued to each of the partners in accordance with their respective partnership units owned at the time distributions are declared.

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

Rental Revenues.  Fund III, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, Fund III nets its bad debt expense against rental income for financial reporting purposes. Such amounts totaled approximately $2.1 million for the year ended December 31, 2009. Fund III recorded net $4.1 million of income related to amortization of lease intangibles for the year ended December 31, 2009. Of the net $4.1 million recorded for the year ended December 31, 2009, $2.4 million relates to amortization expense of above-market leases and $6.5 million relates to amortization income of below-market leases, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Gains from Sale.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with Fund III in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on Fund III’s ability to lease space and on the level of rent that can be achieved. As of December 31, 2009, Fund III did not have any material concentration of credit risk due to the diversification of its tenants.

Fair Value of Financial Instruments.  As of December 31, 2009, Fund III’s consolidated financial instruments include mortgage loans payable and a secured credit facility. Based on borrowing rates available to Fund III at December 31, 2009, the estimated fair value of the mortgage loans payable and the secured credit facility was $1.5 billion.

New Accounting Pronouncements.  Effective January 1, 2009, Fund III adopted policies related to accounting for business combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This adoption did not have a material effect on Fund III’s financial statements.

Effective January 1, 2009, Fund III adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, Fund III has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the capital section of the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net loss retroactively includes the portion of income attributable to noncontrolling interests.

In September 2006, the FASB issued guidance related to accounting for fair value measurements which define fair value and establish a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets and liabilities recorded on the consolidated balance sheet are categorized based on the inputs to the valuation techniques as follows:

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2009

Level 3
Assets/Liabilities
at Fair Value
(Dollars in thousands)

Assets:	$39,296

Investments in real estate(1)	$39,296

(1)	The fair value at December 31, 2009 reflects a cumulative loss on impairment of real estate assets of $8.8 million, measured on a nonrecurring basis.

During the year ended December 31, 2009, adjustments of $0 and $1.6 million were recorded to estimated fair value of the Fund’s non financial assets and impairment charges, respectively, following the review for impairment. This adoption had no material impact on the Fund’s financial position, results of operations or cash flows.

During the year ended December 31, 2009, in conjunction with a review for impairment, selected assets were adjusted to fair value and impairment charges were recorded. This adoption had no material impact on Fund III’s financial position, results of operations or cash flows.

Effective June 2009, Fund III adopted a policy related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Fund III’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 2009, Fund III has adopted the Codification, which did not have a material impact on Fund III’s financial statements.

3.	REAL ESTATE ACQUISITION/DISPOSITION ACTIVITY

During the year ended December 31, 2009, Fund III acquired two industrial buildings through an equity exchange totaling 428,180 square feet (unaudited). The total aggregate investment was approximately $32.5 million. The $32.5 million total purchase price related to these acquisitions was allocated $5.0 million to land,

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$22.1 million to buildings and improvements, $0.7 million to in-place leases, and $4.7 million to lease origination costs.

During the year ended December 31, 2009, Fund III disposed of six industrial buildings totaling 529,971 square feet (unaudited), for an aggregate sales price of approximately $46.6 million, including $1.6 million of disposition costs. The dispositions resulted in net gains of approximately $1.3 million.

4.	DEBT

During the year ended December 31, 2009, Fund III repaid $28.7 million on one outstanding mortgage loan payable and $9.9 million on two outstanding mortgage loans payable in conjunction with the disposition of real estate. The loans bore interest at 7.50 percent, 7.31 percent and 4.75 percent, respectively. In addition, Fund III used the sales proceeds from the dispositions to reduce $2.6 million of near-term mortgage loan maturities.

As of December 31, 2009, Fund III had a secured credit facility providing for loans in an initial principal amount outstanding of up to $65.0 million. The credit facility is secured by a pledge of the equity in AMB Mosaic Properties, LLC, a Special Purpose Entity (“SPE”) whose sole purpose is to own the AMB Mosaic properties. The Fund is a guarantor of the obligations under the facility. During the year ended December 31, 2009, Fund III increased its borrowings on this facility by $38.9 million. The secured credit facility matures in September 2014 and $26.1 million bears interest at a rate of LIBOR plus 190 basis points (3.2 percent at December 31, 2009) and $38.9 million bears interest at a rate of LIBOR plus 225 basis points and cost of funds (3.4 percent at December 31, 2009). As of December 31, 2009, the outstanding balance on this secured credit facility was $65.0 million. The credit facility contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The management of Fund III believes that it was in compliance with these financial covenants at December 31, 2009.

During the year ended December 31, 2009, Fund III obtained one mortgage loan payable totaling $18.1 million. This loan bears interest at 5.48 percent and matures in 2015.

As of December 31, 2009, Fund III had outstanding mortgage loans payable totaling $1.7 billion, not including net unamortized mortgage discounts of approximately $4.7 million. These loans bear interest at a weighted average rate of 5.82 percent and mature between 2010 and 2024.

The mortgage loans payable are collateralized by certain Properties and require monthly interest and principal payments until maturity. Certain of the mortgage loans payable are cross-collateralized. In addition, the mortgage loans payable have various covenants. Management of Fund III believes that Fund III was in compliance with these covenants at December 31, 2009.

As of December 31, 2009, certain Fund III mortgage loans payable require the existence of SPEs, whose sole purposes are to own AMB Baltimore Beltway, AMB Palmetto, AMB Spruce Avenue, AMB Zuma Distribution Center, Boston Marine, JFK Logistics Center, LAX Gateway and SEA Logistics Center 2, properties that collateralize 11 mortgage loans payable. All SPEs are consolidated in Fund III’s consolidated financial statements. The creditors of the SPEs do not have recourse to any other assets or revenues of Fund III or to AMB or its affiliated entities. Conversely, the creditors of AMB and its affiliated entities do not have recourse to any of the assets or revenues of the SPEs.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled principal payments of Fund III’s mortgage loans payable and secured credit facility as of December 31, 2009 were as follows:

(Dollars
in thousands)

2010	$48,889
2011	300,794
2012	90,260
2013	313,687
2014	168,046
Thereafter	845,799

Subtotal	1,767,475
Net unamortized premiums and (discounts)	(4,694)

Total debt	$1,762,781

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2009. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Dollars
in thousands)

2010	$204,097
2011	174,381
2012	140,088
2013	112,784
2014	84,021
Thereafter	247,880

Total	$963,251

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to approximately $59.9 million for the year ended December 31, 2009. These amounts are included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2009
(Dollars in thousands)

Cash paid for interest, net of amounts capitalized	$103,422

Decrease in accounts payable related to capital improvements	$(1,911)

Acquisition of properties	$32,500
Non-cash transactions:
Contributions from partners	(32,500)
Assumption of other liabilities	(541)

Net cash received from property acquisitions	$(541)

7.	INCOME TAXES

As a partnership, the allocated share of income of Fund III is included in the income tax returns of the individual partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

Effective January 1, 2008, Fund III adopted policies related to accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, and such adoption did not have a material impact on Fund III.

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended Partnership Agreement, AMB receives acquisition fees equal to 0.9 percent of the acquisition cost of properties acquired. For the year ended December 31, 2009, Fund III did not pay AMB any acquisition fees. Prior to January 1, 2009, acquisition fees were capitalized and included in investments in real estate in the accompanying consolidated balance sheet. Pursuant to the Fund’s adoption of policies related to accounting for business combinations, acquisition costs are now expensed and included in general and administrative expenses in the accompanying consolidated statement of operations.

At certain of Alliance Fund III’s properties, AMB is responsible for the property management or the accounting or both. For properties which AMB provides both property management and accounting services, AMB earns fees between 0.5 percent and 4.5 percent of the respective property’s cash receipts. For properties where the property management service is provided by a third-party, AMB earns accounting fees between 0.4 percent and 1.0 percent of the respective property’s cash receipts. For the year ended December 31, 2009, AMB earned combined property management and accounting fees of approximately $5.5 million.

At certain properties, AMB earns a leasing commission when it has acted as the listing broker or the procuring broker or both. For the year ended December 31, 2009, AMB earned leasing commissions of approximately $1.2 million.

At certain properties, AMB earns construction management fees when it has acted as the project manager. AMB earned construction management fees of approximately $0.4 million for the year ended December 31, 2009.

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to Fund III. AMB earned approximately $13.2 million in priority distributions for the year ended December 31, 2009. As of December 31, 2009, Fund III owed AMB $0.5 million in property

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management and accounting fees, operating cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

Commencing January 1, 2009, AMB, as general partner, offered CCSFERS an opportunity to have a portion of the priority distribution otherwise payable to AMB effectively returned to CCSFERS because CCSFERS has invested capital in excess of $50.0 million in Fund III. Pursuant to its participation in this program and based on the amount of its invested capital in Fund III, $0.8 million of the priority distribution otherwise payable to AMB as general partner for the year ended December 31, 2009 was payable to CCSFERS. Investors that have invested capital in excess of $50.0 million in AMB Fund III Holdings, L.P. (“Fund III Holdings”) or REIT III (as opposed to Fund III directly) are similarly eligible to participate in this program through the profit sharing program available to investors in Fund III Holdings.

For renovation properties, AMB earns a quarterly fee equal to 0.70 percent per annum of the respective property’s acquisition cost (as defined). Such renovation fees are payable in arrears over the property’s initial renovation period (as defined). For the year ended December 31, 2009, AMB earned renovation fees of approximately $0.1 million. Such renovation fees are capitalized and are included in investments in real estate in the accompanying consolidated balance sheet.

Commencing June 30, 2008 and every three years thereafter, AMB is entitled to receive an incentive distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR. As of December 31, 2009, a cumulative incentive distribution of $39.3 million has been earned by AMB.

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third-party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Contingent and unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, and accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to $3.8 million for the year ended December 31, 2009.

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

In preparing the consolidated financial statements, Fund III evaluated subsequent events occurring through February 11, 2010, the date these financial statements were issued, in accordance with Fund III’s policy related to disclosures of subsequent events.

During January 2010, Fund III completed an equity closing totaling $50.0 million from REIT III and $100.0 million from AMB, which results in REIT III (including AMB Property L.P.’s interest), CCSFERS, and AMB ownership interests in Fund III of 50.8 percent, 20.1 percent and 29.1 percent, respectively. AMB’s overall interest in Fund III is 30.4 percent.

During January 2010, Fund III repaid $27.5 million on two outstanding mortgage loans payable and $38.9 million on a secured credit facility. The loans bore a weighted average interest rate of 6.2 percent and LIBOR plus 225 basis points and cost of funds (3.4 percent at December 31, 2009), respectively.

Effective January 25, 2010 Fund III, REIT III and Fund III Holdings changed their legal names. These legal name changes do not involve a change of control or other change in the ownership percentages of these entities. All other Fund III related and subsidiary entities remain as is. Legal name changes are as follows:

Former Names:	Effective Names:

AMB Institutional Alliance Fund III, L.P.	AMB U.S. Logistics Fund, L.P.
AMB Institutional Alliance REIT III, Inc.	AMB U.S. Logistics REIT, Inc.
AMB Fund III Holdings, L.P.	AMB U.S. Logistics Fund Holdings, L.P.

During February 2010, Fund III repaid $9.1 million on one outstanding mortgage loan payable. The loan bore interest at 7.1 percent.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB Institutional Alliance Fund III, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners’ capital and noncontrolling interests and of cash flows present fairly, in all material respects, the financial position of AMB Institutional Alliance Fund III, L.P. and its subsidiaries (collectively, the “Partnership”) at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 11 to the financial statements, the Partnership adopted accounting standards related to noncontrolling interests effective January 1, 2009. All amounts have been reclassified herein to conform to 2009 presentation.

/s/ PricewaterhouseCoopers LLP
February 12, 2009, except for Note 11 as to which the date is February, 11, 2010

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,142,357
Buildings and improvements	2,197,603
Construction in progress	10,039

Total investments in real estate	3,349,999
Accumulated depreciation and amortization	(155,161)

Net investments in real estate	3,194,838
Cash and cash equivalents	8,476
Restricted cash	6,155
Deferred financing costs, net	9,178
Accounts receivable and other assets, net of allowance for doubtful accounts of $915 as of December 31, 2008 and including net receivables from affiliates of $58 as of December 31, 2008	26,434

Total assets	$3,245,081

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$1,741,373
Secured credit facility	26,100
Unsecured credit facility	40,000
Accounts payable and other liabilities	55,100
Interest payable	7,655
Security deposits	14,142

Total liabilities	1,884,370
Commitments and contingencies (Note 9)
Partners’ capital:
Series A Preferred Units	88
AMB Property, L.P. and AMB Property II, L.P. (general and limited partners)	241,608
AMB Institutional Alliance REIT III, Inc. (limited partner)	697,662
City and County of San Francisco Employees’ Retirement System (limited partner)	410,868

Total partners’ capital	1,350,226
Noncontrolling interests	10,485

Total partners’ capital and noncontrolling interests	1,360,711

Total liabilities, partners’ capital and noncontrolling interests	$3,245,081

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

RENTAL REVENUES	$233,320
COSTS AND EXPENSES
Property operating costs	24,210
Real estate taxes and insurance	36,275
Depreciation and amortization	68,822
General and administrative	2,126
Real estate impairment losses	8,939

Total costs and expenses	140,372

Operating income	92,948
OTHER INCOME AND EXPENSES
Interest and other income	1,099
Interest, including amortization	(85,367)

Total other income and expenses	(84,268)

Net income	8,680
Noncontrolling interests’ share of net income	(339)

Net income after noncontrolling interests	8,341
Series A preferred unit distributions	(16)
Incentive distribution to AMB Property, L.P.	(39,264)
Priority distributions to AMB Property, L.P.	(12,208)

Net loss available to partners	$(43,147)

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2008

				City and
		AMB Property,		County of
		L.P. and		San Francisco
		AMB Property		Employees’
		II, L.P.	AMB Institutional	Retirement
	Series A	(General and	Alliance REIT III, Inc.	System	Noncontrolling
	Preferred Units	Limited Partners)	(Limited Partner)	(Limited Partner)	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2007	$88	$127,252	$732,584	$—	$2,833	$862,757
Contributions	—	129,383	94,586	419,424	7,801	651,194
Redemptions	—	—	(56,552)	—	—	(56,552)
Net income (loss)	16	45,060	(35,343)	(1,392)	339	8,680
Distributions	(16)	(8,615)	(37,613)	(7,164)	(488)	(53,896)
Incentive distribution to AMB Property, L.P. (Note 8)	—	(39,264)	—	—	—	(39,264)
Priority distributions to AMB Property, L.P. (Note 8)	—	(12,208)	—	—	—	(12,208)

Balance at December 31, 2008	$88	$241,608	$697,662	$410,868	$10,485	$1,360,711

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars
in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,822
Straight-line rents and amortization of lease intangibles	(10,424)
Straight-line ground rent expense	620
Real estate impairment losses	8,939
Debt premiums, discounts and finance cost amortization, net	318
Changes in assets and liabilities:
Accounts receivable and other assets	2,476
Restricted cash	(109)
Accounts payable and other liabilities	(5,859)
Interest payable	1,031
Security deposits	610

Net cash provided by operating activities	75,104

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(425,256)
Cash acquired from property acquisitions	14,505
Additions to properties	(28,207)

Net cash used in investing activities	(438,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	111,302
Contributions from noncontrolling interests	61
Borrowings on mortgage loans payable	515,800
Payments on mortgage loans payable	(56,922)
Borrowings on unsecured credit facility	112,500
Payments on unsecured credit facility	(207,500)
Borrowings on secured credit facility	26,100
Payments on unsecured note payable	(16,000)
Payments of preferred unit distributions	(16)
Payment of incentive distribution to AMB Property, L.P.	(39,264)
Payment of priority distributions to AMB Property, L.P.	(12,244)
Redemptions to partners	(56,552)
Distributions to partners	(53,392)
Distributions to noncontrolling interests	(488)
Payment of financing costs	(3,787)

Net cash provided by financing activities	319,598

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,256)
CASH AND CASH EQUIVALENTS — Beginning of year	52,732

CASH AND CASH EQUIVALENTS — End of year	$8,476

The accompanying notes are an integral part of the consolidated financial statements

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

On October 26, 2004 (“Inception”), Fund III completed its first closing and accepted capital contributions from AMB Property, L.P. and REIT III. On November 1, 2006, AMB Property II, L.P. (collectively with AMB Property, L.P., “AMB”) was admitted to Fund III as a limited partner in exchange for a contribution of 16 industrial buildings with an estimated value of $111.9 million. On July 1, 2008, the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) and AMB contributed their partnership interests in AMB Partners II, L.P. (“Partners II”) to Fund III in exchange for partnership interests in Fund III. As of December 31, 2008, Fund III has accepted capital contributions from AMB, CCSFERS and REIT III (excluding AMB Property, L.P.’s interest), and contributions resulting from Fund III’s dividend reinvestment program, for ownership interests in Fund III of 19.4 percent, 25.5 percent and 55.1 percent, respectively. AMB is a general and limited partner of Fund III. As of December 31, 2008, all capital balances reflect balances at liquidation value.

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

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of Fund III and the ventures in which Fund III has a controlling interest. Third party equity interests in Fund III’s ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of Fund III’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and is included on the consolidated statement of operations. As a result of the economic environment, the management of Fund III re-evaluated the carrying value of its investments and recorded impairment charges of $8.9 million during the year ended December 31, 2008.

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

Fund III records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2008, Fund III has recorded intangible assets or liabilities in the amounts of $12.6 million, $42.1 million, $37.8 million, and $73.6 million for the value attributable to above-market leases, below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Fund III also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of December 31, 2008, Fund III has recorded $0.9 million for net above market assumed mortgage loans payable.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments. Restricted cash also includes cash held by third parties as collateral for certain letters of credit. As of December 31, 2008, the Partnership had two letters of credit outstanding totaling $0.2 million. These letters of credit are for security deposits on ground leases.

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

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests.  Noncontrolling interests represent interests held by an affiliate of AMB and third-party investors in various Fund III entities. Such investments are consolidated because Fund III owns a majority interest and exercises control through the ability to control major operating decisions.

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

New Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued a policy which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Fund III is in the process of evaluating the impact that the adoption of this policy will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

In December 2007, the FASB issued a policy which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued a policy which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This policy is effective for financial statements issued for fiscal years beginning after November 15, 2008. Fund III is in the process of evaluating the impact of the adoption of this policy.

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

The scheduled principal payments of Fund III’s mortgage loans payable, secured credit facility and unsecured credit facility as of December 31, 2008 were as follows:

(Dollars
in thousands)

2009	$89,296
2010	47,802
2011	340,811
2012	88,963
2013	286,712
Thereafter	958,268

Subtotal	1,811,852
Net unamortized premiums and discounts	(4,379)

Total debt	$1,807,473

5.	LEASING ACTIVITY

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

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2008
(Dollars in thousands)

Cash paid for interest, net of amounts capitalized	$81,501

Increase in accounts payable related to capital improvements	$1,477

Acquisition of properties	$1,358,937
Non-cash transactions:
Contributions from partners	(532,091)
Contributions from noncontrolling interests	(7,740)
Assumption of mortgage loans payable	(391,340)
Assumption of net mortgage discounts	4,640
Assumption of security deposits	(5,853)
Loan assumption fees	407
Assumption of other assets	19,520
Assumption of other liabilities	(21,224)

Net cash paid for property acquisitions	$425,256

7.	INCOME TAXES

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

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to Fund III. AMB earned approximately $12.2 million in priority distributions for the year ended December 31, 2008. As of December 31, 2008, AMB owed Fund III $0.1 million in operating cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts receivable and other assets in the accompanying consolidated balance sheet.

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

11.	RECLASSIFICATIONS

Effective January 1, 2009, Fund III adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, Fund III has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the capital section of the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net income retroactively includes the portion of income attributable to noncontrolling interests.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(Report not required)

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

(Report not Required)
(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$668,737
Buildings and improvements	1,306,718

Total investments in real estate	1,975,455
Accumulated depreciation and amortization	(86,394)

Net investments in real estate	1,889,061
Cash and cash equivalents	52,732
Restricted cash	4,231
Deferred financing costs, net	6,536
Accounts receivable and other assets, net of allowance for doubtful accounts of $536 as of December 31, 2007	18,958

Total assets	$1,971,518

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$962,029
Unsecured credit facility	70,000
Unsecured note payable	16,000
Accounts payable and other liabilities, including net payables to affiliate of $226 as of December 31, 2007	48,964
Interest payable	4,089
Security deposits	7,679

Total liabilities	1,108,761
Commitments and contingencies (Note 9)
Partners’ capital:
Series A Preferred Units	88
AMB Property, L.P. and AMB Property II, L.P. (general and limited partners)	127,252
AMB Institutional Alliance REIT III, Inc. (limited partner)	732,584

Total partners’ capital	859,924
Noncontrolling interests	2,833

Total partners’ capital and noncontrolling interests	862,757

Total liabilities, partners’ capital and noncontrolling interests	$1,971,518

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

(Report not Required)
(Dollars in thousands)

RENTAL REVENUES	$138,607
COSTS AND EXPENSES
Property operating costs	14,902
Real estate taxes and insurance	21,161
Depreciation and amortization	42,493
General and administrative	1,112

Total costs and expenses	79,668

Operating income	58,939
OTHER INCOME AND EXPENSES
Interest and other income	1,035
Interest, including amortization	(46,372)

Total other income and expenses	(45,337)

Income from continuing operations	13,602
Discontinued operations
Loss attributable to discontinued operations	(44)

Total discontinued operations	(44)
Net income	13,558
Noncontrolling interests’ share of net income	(250)

Net income after noncontrolling interests	13,308
Series A preferred unit distributions	(16)
Priority distributions to AMB Property, L.P.	(7,258)

Net income available to partners	$6,034

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2007

	(Report not Required)
		AMB
		Property,
		L.P. and
		AMB	AMB
		Property	Institutional
		II, L.P.	Alliance
	Series A	(General and	REIT III, Inc.
	Preferred	Limited	(Limited	Noncontrolling
	Units	Partners)	Partner)	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2006	$88	$120,791	$480,668	$3,090	$604,637
Contributions	—	12,275	281,290	—	293,565
Net income	16	8,261	5,031	250	13,558
Distributions	(16)	(6,817)	(34,405)	(507)	(41,745)
Priority distributions to AMB Property, L.P. (Note 8)	—	(7,258)	—	—	(7,258)

Balance at December 31, 2007	$88	$127,252	$732,584	$2,833	$862,757

The accompanying notes are an integral part of the consolidated financial statements.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

(Report not Required)
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,493
Straight-line rents and amortization of lease intangibles	(6,548)
Straight-line ground rent expense	569
Debt premiums, discounts and finance cost amortization, net	522
Changes in assets and liabilities:
Accounts receivable and other assets	2,322
Restricted cash	(160)
Accounts payable and other liabilities	3,070
Interest payable	1,840
Security deposits	228

Net cash provided by operating activities	57,894

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(607,102)
Additions to properties	(20,982)

Net cash used in investing activities	(628,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	288,048
Borrowings on note payable to affiliate	33,144
Payments on note payable to affiliate	(33,144)
Borrowings on mortgage loans payable	354,308
Payments on mortgage loans payable	(7,256)
Borrowings on unsecured credit facility	161,000
Payments on unsecured credit facility	(151,000)
Borrowings on unsecured note payable	16,000
Payments on preferred unit distributions	(16)
Payment of priority distributions to AMB Property, L.P.	(7,418)
Distributions to partners	(41,535)
Distributions to noncontrolling interests	(507)
Payment of financing costs	(1,103)

Net cash provided by financing activities	610,521

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,331
CASH AND CASH EQUIVALENTS — Beginning of year	12,401

CASH AND CASH EQUIVALENTS — End of year	$52,732

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

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of Fund III and the joint ventures in which Fund III has a controlling interest. Third party equity interests in Fund III’s joint ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

The initial cost of buildings and improvements includes the purchase price of the property or interest in property including legal fees and acquisition costs. Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. For the year ended December 31, 2007, Fund III capitalized interest and property taxes of approximately $0.1 million.

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

Fund III also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of December 31, 2007, Fund III has recorded $3.8 million for net above market assumed mortgage loans payable.

Discontinued Operations.  Fund III reports its property sales as prescribed under its policy of accounting for the disposal of long-lived assets, which requires Fund III to separately report as discontinued operations the historical operating results attributable to properties held for divestiture or operating properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of Fund III’s consolidated results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income or cash flows.

The following summarizes the condensed results of operations of the properties sold for the year ended December 31, 2007:

(Dollars
in thousands)

Rental revenues	$2
Property operating costs	(1)
Real estate taxes and insurance	(2)
General and administrative	(47)
Interest, including amortization	4

Loss attributable to discontinued operations	$(44)

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

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related mortgage loans payable. As of December 31, 2007, deferred financing costs were $6.5 million, net of accumulated amortization.

Mortgage Premiums.  Mortgage premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage premiums are being amortized into interest expense over the term of the related debt instrument using the effective- interest method. As of December 31, 2007, the unamortized mortgage premiums were approximately $1.5 million.

Noncontrolling Interests.  Noncontrolling interests represent interests held by an affiliate of AMB and third-party investors in various Fund III entities. Such investments are consolidated because Fund III owns a majority interest and exercises significant control through the ability to control major operating decisions.

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

Rental Revenues.  Fund III, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, Fund III nets its bad debt expense against rental income for financial reporting purposes. Such amount totaled approximately $1.0 million for the year ended December 31, 2007. Fund III recorded net $2.3 million of income to rental revenues related to amortization of lease intangibles for the year ended December 31, 2007. Of the net $2.3 million recorded for the year ended December 31, 2007, $2.0 million relates to amortization expense of above-market leases, and $4.3 million relates to amortization income of below-market leases, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

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

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued a policy which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. This policy seeks

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of this policy on January 1, 2007 did not have a material effect on Fund III.

In September 2006, the FASB issued a policy which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This policy is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Fund III does not believe that the adoption of this policy will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued a policy which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This policy is effective for financial statements issued for fiscal year beginning after November 15, 2007. Fund III does not believe that the adoption of this policy will have a material impact on its financial position, results of operations or cash flows.

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

The mortgage loans payable are collateralized by certain of the Properties and require monthly interest and principal payments until maturity. Certain of the mortgage loans payable are cross-collateralized. In addition, the mortgage loans payable have various covenants. Management of Fund III believes that Fund III was in compliance with these covenants at December 31, 2007.

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

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to approximately $24.8 million for the year ended December 31, 2007. These amounts are included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

AMB INSTITUTIONAL ALLIANCE FUND III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2007
(Dollars in thousands)

Cash paid for interest, net of amounts capitalized	$44,040

Decrease in accounts payable related to capital improvements	$(223)

Acquisition of properties	$633,657
Non-cash transactions:
Contributions from partners	(5,517)
Assumption of security deposits	(1,890)
Assumption of other assets	904
Assumption of other liabilities	(20,052)

Net cash paid for property acquisitions	$607,102

7.	INCOME TAXES

As a partnership, the allocated share of income of Fund III is included in the income tax returns of the individual partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended Partnership Agreement, AMB receives acquisition fees equal to 0.9 percent of the acquisition cost of properties acquired. For the year ended December 31, 2007, Fund III paid AMB acquisition fees of approximately $4.3 million. Acquisition fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheet.

At certain properties, AMB is responsible for the property management or the accounting or both. On a monthly basis, AMB earns property management fees between 1.05 percent and 2.6 percent of the respective property’s cash receipts. On a monthly basis, AMB earns accounting fees between 0.22 percent and 1.0 percent of the respective property’s cash receipts. For the year ended December 31, 2007, AMB earned property management and accounting fees of approximately $1.7 million.

At certain properties, AMB earns a leasing commission when it has acted as the listing broker or the procuring broker or both. For the year ended December 31, 2007, AMB earned leasing commissions of approximately $0.1 million.

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to Fund III. AMB earned approximately $7.3 million in priority distributions for the year ended December 31, 2007. As of December 31, 2007, Fund III owed AMB $0.2 million in operating cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts payable and other liabilities and distributions payable in the accompanying consolidated balance sheet.

For renovation properties, AMB earns a quarterly fee equal to 0.70 percent per annum of the respective property’s acquisition cost (as defined). Such renovation fees are payable in arrears over the property’s initial renovation period (as defined). For the year ended December 31, 2007, AMB did not earn any renovation fees. Such renovation fees are capitalized and are included in investments in real estate in the accompanying consolidated balance sheet.

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

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to $2.2 million for the year ended December 31, 2007.

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

11.	RECLASSIFICATIONS

Effective January 1, 2009, Fund III adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, Fund III has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the capital section of the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net income retroactively includes the portion of income attributable to noncontrolling interests.

AMB JAPAN FUND I, L.P.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB Japan Fund I, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and noncontrolling interests and of cash flows present fairly, in all material respects, the financial position of AMB Japan Fund I, L.P. (the “Partnership”) and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America (denominated in Yen). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounted for noncontrolling interests in 2009 and has retroactively reclassified the 2008 consolidated balance sheet and consolidated statement of operations to conform to the current year presentation.

/s/ PricewaterhouseCoopers LLP
February 11, 2010

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	(Yen in thousands)

ASSETS
Investments in real estate:
Land	¥48,799,210	¥44,765,559
Buildings and improvements	90,533,821	77,739,338

Total investments in real estate	139,333,031	122,504,897
Accumulated depreciation and amortization	(7,221,121)	(4,613,064)

Net investments in real estate	132,111,910	117,891,833
Cash and cash equivalents	8,736,013	7,409,549
Restricted cash	5,595,746	4,281,411
Deferred financing costs, net	689,488	798,928
Accounts receivable and other assets	597,781	742,801
Net receivables from affiliates	6,112	—

Total assets	¥147,737,050	¥131,124,522

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	¥24,462,253	¥16,728,873
Bonds payable	52,956,469	53,601,564
Secured loan payable	—	11,985,000
Unsecured loan payable	800,000	—
Net payables to affiliates	—	232,703
Accounts payable and other liabilities	3,447,057	3,374,015
Distributions payable	1,561,327	1,116,382
Security deposits	2,929,193	2,374,865

Total liabilities	86,156,299	89,413,402

Commitments and contingencies (Note 10)
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	493,972	312,719
Limited partners’ capital	48,903,261	30,959,356

Total partners’ capital	49,397,233	31,272,075
Noncontrolling interests	12,183,518	10,439,045

Total partners’ capital and noncontrolling interests	61,580,751	41,711,120

Total liabilities, partners’ capital and noncontrolling interests	¥147,737,050	¥131,124,522

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(Yen in thousands)

RENTAL REVENUES	¥9,426,058	¥8,026,402
COSTS AND EXPENSES
Property operating costs	1,014,943	812,697
Real estate taxes and insurance	1,112,987	916,603
Depreciation and amortization	2,610,651	2,184,298
General and administrative	508,313	442,576

Total costs and expenses	5,246,894	4,356,174

Operating income	4,179,164	3,670,228
OTHER INCOME AND EXPENSES
Interest and other income	11,422	19,360
Interest, including amortization	(2,532,167)	(2,130,266)

Total other income and expenses	(2,520,745)	(2,110,906)

Income before noncontrolling interests and taxes	1,658,419	1,559,322
Income and withholding taxes	(257,486)	(335,323)

Net income	1,400,933	1,223,999
Noncontrolling interests’ share of net income	(288,553)	(287,942)

Net income after noncontrolling interests	1,112,380	936,057
Priority distributions to AMB Japan Investments, LLC	(894,945)	(314,763)

Net income available to partners	¥217,435	¥621,294

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	AMB Japan
	Investments, LLC		Noncontrolling
	(General Partner)	Limited Partners	Interests	Total
	(yen in thousands)

Balance at December 31, 2007	¥277,301	¥25,908,564	¥8,632,377	¥34,818,242
Contributions	33,895	4,900,000	1,784,904	6,718,799
Distributions	—	—	(154,809)	(154,809)
Net income	320,976	615,081	287,942	1,223,999
Other comprehensive loss (Note 2)	(4,690)	(464,289)	(111,369)	(580,348)
Priority distributions (Note 9)	(314,763)	—	—	(314,763)

Balance at December 31, 2008	312,719	30,959,356	10,439,045	41,711,120
Contributions	179,613	17,781,650	1,580,800	19,542,063
Distributions	—	—	(112,166)	(112,166)
Net income	897,120	215,260	288,553	1,400,933
Other comprehensive loss (Note 2)	(535)	(53,005)	(12,714)	(66,254)
Priority distributions (Note 9)	(894,945)	—	—	(894,945)

Balance at December 31, 2009	¥493,972	¥48,903,261	¥12,183,518	¥61,580,751

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(Yen in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥1,400,933	¥1,223,999
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,610,651	2,184,298
Straight-line rents and amortization of lease intangibles	(110,503)	(167,828)
Debt premiums and finance cost amortization, net	416,379	233,490
Changes in assets and liabilities:
Accounts receivable and other assets	110,584	866,029
Restricted cash	(1,314,335)	(635,133)
Accounts payable and other liabilities	(294,230)	(1,564,289)
Security deposits	(102,365)	(76,994)

Net cash provided by operating activities	2,717,114	2,063,572

CASH FLOWS FROM INVESTING ACTIVITIES
Debt financed distributions to AMB Japan for property acquisitions	(800,000)	(600,000)
Cash paid for property acquisitions	(4,845,692)	(2,169,972)
Cash paid for prior year property acquisitions	(163,029)	—
Release of restricted cash	—	2,200,000
Additions to properties	(230,729)	(348,907)

Net cash used in investing activities	(6,039,450)	(918,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from limited partners	17,781,650	4,900,000
Contributions from noncontrolling interests	368,665	836,977
Payments on mortgage loans payable	(60,621)	(12,124)
Borrowings on mortgage loans payable	—	10,417,500
Borrowings on secured loans payable	—	600,000
Borrowings on unsecured loan payable	800,000	—
Payments of financing costs	(56,132)	(317,453)
Payments on bonds payable	(1,637,596)	(321,568)
Payments on secured loans payable	(11,985,000)	(15,885,300)
Payment of priority distributions to AMB Japan Investments, LLC	(450,000)	(400,000)
Distributions to noncontrolling interests	(112,166)	(154,809)

Net cash provided by (used in) financing activities	4,648,800	(336,777)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,326,464	807,916
CASH AND CASH EQUIVALENTS — Beginning of year	7,409,549	6,601,633

CASH AND CASH EQUIVALENTS — End of year	¥8,736,013	¥7,409,549

The accompanying notes are an integral part of these consolidated financial statements.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	ORGANIZATION

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner.

The limited partners collectively committed ¥ 49.5 billion in equity to the Fund and AMB Japan, as general partner, committed ¥ 0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) committed ¥ 11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2009, the Fund completed eight capital calls totaling ¥ 49.5 billion and ¥ 0.5 billion from the limited partners and general partner, respectively, of which non-cash contributions from the general partner totaled ¥ 0.4 billion.

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

As of December 31, 2009, the Fund indirectly owned 80.81 percent of 27 operating buildings (the “Properties”) aggregating approximately 7.3 million square feet (unaudited). The Properties are located in the Fukuoka market, the Chiba, Funabashi, Kashiwa, Kawasaki, Narita, Narashino, Ohta, Sagamihara and Saitama submarkets of Tokyo, and the Amagasaki submarket of Osaka.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) in Yen currency. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Fund and the ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

AMB JAPAN FUND I, L.P.

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

Prior to January 1, 2009, the initial cost of buildings and improvements included the purchase price of the property or interest in the property including legal fees and acquisition costs. Pursuant to the Fund’s adoption of policies related to accounting for business combinations, legal fees and acquisition costs are now expensed and included in general and administrative expenses in the accompanying consolidated statements of operations.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2009, the Fund has recorded ¥ 553.4 million, ¥ 1.7 billion, and ¥ 332.9 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets. As of December 31, 2008, the Fund had recorded intangible assets and liabilities in the amounts of ¥ 553.4 million, ¥ 1.5 billion, and ¥ 235.0 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets.

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost (net of accumulated depreciation and amortization) or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost (net of accumulated depreciation and amortization) or the present value of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The management of the Fund determines estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. The management of the Fund believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2009 and 2008.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to agreements with Chuo Mitsui Trust & Banking Co., Ltd., JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation, Shinsei Bank, Limited, and Mitsubishi UFJ Lease, Finance Company Limited, GE Real Estate Corporation Japan and PK Airfinance Japan Limited, as well as cash held in escrow under the terms of the loan agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, security deposits, maintenance reserves and periodic withholding of collections for debt servicing.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2009 and 2008, deferred financing costs were ¥ 689.5 million and ¥ 798.9 million, respectively, net of accumulated amortization.

Derivatives and Hedging Activities.  Based on the Fund’s policies of accounting for derivatives and hedging activities, the Fund records all derivatives on the balance sheet at fair value. All of the Fund’s derivatives are designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, and are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Other Comprehensive Income (Loss).  The Fund reports other comprehensive income (loss) in its consolidated statements of partners’ capital and noncontrolling interests. Other comprehensive loss was ¥ 66.3 million and ¥ 580.3 million for the years ended December 31, 2009 and 2008, respectively.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2009 and 2008, the unamortized mortgage and bond premiums were approximately ¥ 16.9 million and ¥ 30.4 million, respectively.

Noncontrolling Interests.  Noncontrolling interests represent a 19.19 percent indirect equity interest in the Properties held by AMB Singapore. Such investments are consolidated because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of the Fund are allocated to each of the partners in accordance with the Fund’s partnership agreement. Partner distributions are expected to be made when distributable proceeds are available after taking into account the Fund’s cash needs. Distributions, other than priority distributions (Note 9), are made to each of the partners in accordance with their respective ownership interests at the time of the distribution.

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, the Fund nets its bad debt expense against rental income for financial reporting purposes. During the years ended December 31, 2009 and 2008, the Fund recorded bad debt expense of ¥ 249.0 million and ¥ 93.5 million, respectively. The ¥ 249.0 million consists of ¥ 220.0 million for base rent and utilities, ¥ 18.7 million for punitive rent, and ¥ 10.3 million for termination compensation and restoration. The Fund recorded ¥ 137.9 million and ¥ 163.0 million of revenue related to the amortization of lease intangibles for the years ended December 31, 2009 and 2008, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Deferred tax assets and valuation allowance.  Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the Fund financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled. A valuation allowance is recognized, based on historical and projected financial information of the Fund along with any positive or negative evidence, when it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Fund in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Fund’s ability to lease space and on the level of rent that can be achieved. The Fund had five tenants that accounted for 40.5 percent of rental revenues for the year ended December 31, 2009.

Fair Value of Financial Instruments.  The Fund’s financial instruments include mortgage loans payable, bonds payable and an unsecured loan payable. Based on borrowing rates available to the Fund at December 31, 2009, the estimated fair value of the financial instruments was ¥ 75.0 billion.

New Accounting Pronouncements.  Effective January 1, 2009, the Fund adopted policies related to accounting for business combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This adoption did not have a material effect on the Fund’s financial statements.

Effective January 1, 2009, the Fund adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, the Fund has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the capital section of the consolidated balance sheets. In addition, on the consolidated statements of operations, the presentation of net income retroactively includes the portion of income attributable to noncontrolling interests.

Effective January 1, 2009, the Fund adopted policies related to disclosures about derivative instruments and hedging activities, which provides enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This adoption did not have a material effect on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to accounting for fair value measurements which define fair value and establish a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements on a Recurring Basis as of December 31, 2009

Level 2
Assets/Liabilities
at Fair Value
(Yen in thousands)

Liabilities:
Interest rate swap	¥1,152,657
Interest rate cap	(30)

¥1,152,627

During the year ended December 31, 2009, neither adjustments to estimated fair value of the Fund’s non financial assets nor impairment charges were recorded following the review for impairment. This adoption had no material impact on the Fund’s financial position, results of operations or cash flows.

Effective June 2009, the Fund adopted a policy related to disclosures of subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Fund’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 2009, the Fund has adopted the Codification, which did not have a material impact on the Fund’s financial statements.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2009, the Fund acquired an 80.81 percent equity interest in one entity that indirectly owned one operating property aggregating 981,162 square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entity. The total aggregate investment cost was approximately ¥ 16.6 billion.

During the year ended December 31, 2008, the Fund acquired an 80.81 percent equity interest in two entities that indirectly owned two operating properties aggregating 891,596 square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entities. The total aggregate investment cost was approximately ¥ 18.7 billion which includes approximately ¥ 23.3 million in closing costs related to these acquisitions. As of December 31, 2008, the Fund owed AMB Japan ¥ 163.0 million, which represents the unpaid portion of the purchase price related to the acquisitions, and is included in net payables to affiliates in the accompanying consolidated balance sheets. The Fund paid this unpaid portion of purchase price to AMB Japan in 2009.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price, excluding closing costs and acquisition fees, has been allocated as follows:

	For the Years Ended December 31,
	2009	2008
	(Yen in thousands)

Land	¥4,033,651	¥6,913,374
Buildings and improvements	12,251,743	11,389,749
In-place leases	216,693	249,048
Lease origination costs	97,913	97,829

	¥16,600,000	¥18,650,000

4.	DEBT

As of December 31, 2009 and 2008, the Fund had five and four mortgage loans payable totaling ¥ 24.5 billion and ¥ 16.7 billion, respectively. Of the ¥ 24.5 billion mortgage loans payable, ¥ 21.8 billion bears interest at a rate per annum equal to three-month Yen TIBOR or three-month Yen LIBOR plus a margin ranging from 130 to 200 basis points, ¥ 10.4 billion matures in September 2010, ¥ 3.6 billion matures in August 2011 and ¥ 7.8 billion matures in November 2011. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps and interest rate caps, which have fixed the interest rates payable on principal amounts totaling ¥ 21.8 billion as of December 31, 2009 at rates ranging from 1.05 percent to 1.50 percent per annum, excluding margins. Including the interest rate swaps and interest rate caps, the effective borrowings cost for the ¥ 21.8 billion mortgage loans payable as of December 31, 2009 is 2.45 percent. Of the ¥ 21.8 billion mortgage loans payable, ¥ 14.0 billion is collateralized by a first priority security interest in, and to all of certain TMKs’ right, title and interest in and to twelve buildings, and severally but not jointly guaranteed by the Fund and AMB Singapore, the indirect owners of the TMKs. The remaining ¥ 7.8 billion is collateralized by a first priority security interest in certain TMK’s right, title and interest in one building.

Of the remainder of the ¥ 24.5 billion, ¥ 2.7 billion as of both December 31, 2009 and 2008, not including unamortized mortgage premiums of approximately ¥ 7.5 million and ¥ 13.5 million, respectively, bears interest at a fixed rate of 2.83 percent and matures in 2011. The mortgage loan payable is collateralized by two buildings and requires interest only payments to be made quarterly until maturity in 2011. In addition, the mortgage loan payable has various covenants. Management of the Fund believes that the Fund was in compliance with these covenants at December 31, 2009 and 2008.

As of December 31, 2009 and 2008, the Fund had one collateralized bond payable, totaling ¥ 3.2 billion and ¥ 3.3 billion, respectively, not including an unamortized bond premium of ¥ 9.4 million and ¥ 16.9 million, respectively. The bond bears interest at a fixed rate of 2.83 percent and matures in 2011. Principal amortization on the bond started in June 2007.

If at any such time the principal outstanding on the ¥ 3.2 billion bond payable reaches the balance of the principal outstanding on the ¥ 2.7 billion mortgage loan payable, amortization of principal would then be applied on a pro rata basis of 50.0 percent to the bond payable and 50.0 percent to the mortgage loan payable.

As of December 31, 2009 and 2008, the Fund had eight and seven collateralized specified bonds payable, respectively, totaling ¥ 49.7 billion and ¥ 50.3 billion, respectively. Of the ¥ 49.7 billion bonds payable, ¥ 40.6 billion bears interest at rates per annum equal to the rates of three-month Yen TIBOR or three-month Yen LIBOR plus a margin ranging from 85 to 200 basis points and matures between 2011 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps and interest rate caps, which have fixed the interest rates payable on principal amounts totaling ¥ 36.6 billion and ¥ 36.4 billion as of December 31, 2009 and 2008, respectively, at rates ranging from 1.32 percent to 1.60 percent per annum excluding the margin. Including the interest rate swaps and interest rate caps, the effective borrowing costs for the ¥ 40.6 billion and ¥ 41.0 billion bonds

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable as of December 31, 2009 and 2008 respectively, are 2.50 percent and 2.56 percent per annum, respectively. Of the remainder of the ¥ 49.7 billion bonds payable, ¥ 6.8 billion and ¥ 2.3 billion bear interest at fixed rates of 2.54 percent and 4.30 percent, respectively, and mature in 2013.

As of December 31, 2009 and 2008, the Fund had an unsecured loan payable totaling ¥ 800.0 million and a secured loan payable totaling ¥ 12.0 billion, respectively. The outstanding unsecured loan payable bears interest at a rate per annum equal to three-month Yen LIBOR plus a margin of 275 basis points. The loan matures in January 2011. For the year ended December 31, 2009, the interest rate approximated 3.35 percent per annum. The secured loan payable of ¥ 12.0 billion as of December 31, 2008 was collateralized by the partners’ capital commitments and bore interest at a rate of 1.79 percent per annum. This loan was repaid in January 2009.

The scheduled principal payments of the Fund’s mortgage loans payable, bonds payable and unsecured loan payable as of December 31, 2009 are as follows:

	Mortgage loans		Unsecured loan
	payable	Bonds payable	payable	Total
		(Yen in thousands)

2010	¥10,478,121	¥767,928	¥—	¥11,246,049
2011	13,976,634	4,910,590	800,000	19,687,224
2012	—	16,699,720	—	16,699,720
2013	—	30,568,858	—	30,568,858

Subtotal	24,454,755	52,947,096	800,000	78,201,851
Unamortized premiums	7,498	9,373	—	16,871

Total	¥24,462,253	¥52,956,469	¥800,000	¥78,218,722

Except for the unsecured loan payable of ¥ 800.0 million due in January 2011, which is held by the Fund, the Fund’s operating properties, mortgage loans payable and bonds payable are all held in Japanese TMKs, which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2009, the 12 TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 6 TMK, AMB Minami Kanto TMK, AMB Funabashi 5 TMK, AMB Sagamihara TMK, AMB Narita 1-2 TMK and AMB Amagasaki 2 TMK. The buildings owned by both AMB Funabashi Tokorozawa TMK and AMB Amagasaki 2 TMK collateralize one mortgage loan payable and one bond payable each. The buildings owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 5 TMK and AMB Sagamihara TMK collateralize bonds payable by the respective entities. Five buildings owned by AMB Funabashi 6 TMK, six buildings owned by AMB Minami Kanto TMK and the building owned by AMB Narita 1-2 TMK collateralize mortgage loans payable. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2009. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Yen in thousands)

2010	¥7,986,101
2011	5,772,947
2012	4,377,172
2013	3,826,424
2014	2,664,385
Thereafter	11,208,809

Total	¥35,835,838

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥ 710.2 million and ¥ 494.0 million for the years ended December 31, 2009 and 2008, respectively. These amounts are included as rental revenues in the accompanying consolidated statements of operations. Some leases contain options to renew.

6.	DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Fund is exposed to certain risk arising from both its business operations and economic conditions. The Fund principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Fund manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Fund enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Fund’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Fund’s known or expected cash receipts and its known or expected cash payments principally related to the Fund’s borrowings. The Fund’s derivative financial instruments in effect at December 31, 2009 were six interest rate swaps hedging cash flows of variable rate borrowings based on Yen TIBOR, two interest rate swaps hedging cash flows of variable rate borrowings based on Yen LIBOR and two interest rate caps hedging the cash flows of variable rate borrowings based on Yen LIBOR.

Cash Flow Hedges of Interest Rate Risk

The Fund’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Fund primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Fund making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Fund’s variable-rate borrowings. During the twelve month period from December 31, 2009, the Fund estimates that an additional ¥ 425.2 million will be reclassified as an increase to interest expense.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Fund had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of
Related Derivatives	Instruments	Notional Amount
		(Yen in millions)

Interest rate swaps	8	¥49,564
Interest rate caps	2	¥8,800

The table below presents the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009:

	Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
		(Yen in millions)		(Yen in millions)

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps	Accounts payable and other liabilities	¥—	Accounts payable and other liabilities	¥(1,154)
Interest rate caps	Accounts payable and other liabilities	1	Accounts payable and other liabilities	—

Total		¥1		¥(1,154)

The table below presents the effect of the Fund’s derivative financial instruments on the consolidated financial statements for the year ended December 31, 2009:

	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)
Derivative Instruments	Recognized in	Reclassified from	Reclassified from
in SFAS No. 133 Cash Flow	Other Comprehensive Income	Accumulated OCI into	Accumulated OCI into
Hedging Relationships	(OCI) (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
(Yen in millions)			(Yen in millions)

Interest rate swaps	¥(61)	Interest, including amortization	¥(368)
Interest rate caps	(5)	Interest, including amortization	—

Total	¥(66)		¥(368)

Credit-risk-related Contingent Features

In order to limit the financial risks associated with derivative applications, the Fund adheres to the Fund’s Derivative policy to minimize counterparty risk. The derivative contracts are executed by the subsidiary of the Fund that is the borrower of the debt being hedged. With the exception of the two interest rate caps, the derivative counterparty is the same entity as, or an affiliate of, the lender of the applicable borrowings. Certain of the derivative contracts provide that if the borrower’s counterparty is downgraded below BBB- by S&P it can constitute an additional termination event.

Some of the Fund’s subsidiaries’ agreements with their derivative counterparties also include a provision that an occurrence of an Event of Default under the applicable borrowing being hedged would constitute an Event of Default under the applicable derivative contract. Some of the borrowing agreements of the Fund’s subsidiaries also contain a provision that a default under a derivative contract by the entity could, if it continues without waiver or cure, constitute an Event of Default under the borrowing agreements.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the fair value of derivatives in a liability position related to these agreements was ¥ 1.2 billion.

7.	INCOME AND WITHHOLDING TAXES

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Generally, the foreign countries impose a withholding tax rate on dividends or interest between countries based on various treaty rates. The Japanese Yugen Kaisha (“YK”) entities are also subject to a 40.69% statutory rate. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2009 and 2008, the Fund has accrued a current tax liability of ¥ 209.8 million and ¥ 264.4 million, respectively, representing future withholding taxes on distributions from operations and other local income taxes in Japan and Singapore. The Fund also accrued a deferred tax asset of ¥ 27.7 million and ¥ 49.6 million as of December 31, 2009 and 2008, respectively. The accrued tax liability and the deferred tax asset are included in accounts payable and other liabilities and accounts receivable and other assets, respectively, in the accompanying consolidated balance sheets.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

Effectively January 1, 2008, the Fund adopted policies related to accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, and such adoption did not have a material impact on the Fund.

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended December 31,
	2009	2008
	(Yen in thousands)

Cash paid for interest	¥2,109,204	¥1,904,354

Acquisition of property	¥16,600,000	¥18,673,262
Non-cash transactions:
Assumption of bond payable	(1,000,000)	(9,400,000)
Assumption of mortgage loan payable	(7,800,000)	(3,630,000)
Assumption of other assets and liabilities	(118,646)	(1,546,703)
Assumption of security deposits	(656,693)	(156,308)
Receivable (Payable) for remaining portion of purchase price	12,779	(182,198)
Contributions from general partner	(179,613)	(33,895)
Contributions from noncontrolling interests	(1,212,135)	(954,186)

	5,645,692	2,769,972
Debt financed distribution for acquisition of property	(800,000)	(600,000)

Net cash paid for property acquisitions	¥4,845,692	¥2,169,972

The debt financed distribution for acquisition of property is an unsecured loan payable borrowed by the Fund to finance the acquisition of equity interest(s) in one or more entities of indirectly owned operating properties.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended and Restated Limited Partnership Agreement and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties purchased from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB Singapore. The Fund paid no acquisition fee to AMB Japan during the years ended December 31, 2009 and 2008. Prior to January 1, 2009, acquisition fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheets. Pursuant to the Fund’s adoption of policies related to accounting for business combinations, acquisition costs are now expensed and included in general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2009 and 2008, the Fund had an obligation of ¥ 0 and ¥ 163.0 million, respectively, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities contributed to the Fund by AMB Japan, which is included in net payables to affiliates in the accompanying consolidated balance sheets. The obligation as of December 31, 2008 of ¥ 163.0 million has been paid to AMB Japan during 2009.

Pursuant to the Asset Management Fees Agreement, on January 1, 2006, AMB Property Japan began providing asset management services to the Properties. The asset management fee is payable monthly. For the years ended December 31, 2009 and 2008, the Fund recorded asset management fees of approximately ¥ 242.2 million and ¥ 187.1 million, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Pursuant to the Management Services Agreement, AMB Singapore receives management service fees, payable on a quarterly basis, equal to 0.25 percent of capital (equity and shareholder loans) contributed to each PTE by the Fund and AMB Singapore. For the years ended December 31, 2009 and 2008, the PTEs recorded management service fees of approximately ¥ 76.2 million and ¥ 61.1 million, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2009 and 2008, the Fund owed ¥ 20.1 million and ¥ 50.1 million, respectively, for management service fees, which are included in net receivables from affiliates and net payables to affiliates, respectively, in the accompanying consolidated balance sheets.

Pursuant to the Partnership Agreement from June 30, 2005 to June 30, 2006, AMB Japan, as general partner, received asset management priority distributions equal to 1.5 percent per annum, payable on a quarterly basis, of aggregate capital commitments made to the Fund from the effective date of the agreement through the Supplemental Capital Call Date (as defined in the Limited Partnership Agreement). Pursuant to the Third Amendment to the Amended and Restated Limited Partnership Agreement of the Limited Partnership, for the period from July 1, 2006 through March 31, 2007, the asset management priority distribution base changed from 100.0 percent to 90.0 percent of the aggregate capital commitments to the Fund; for the period from April 1, 2007 through March 31, 2008, the asset management priority distribution base changed from 90.0 percent to 80.0 percent of the aggregate capital commitments to the Fund; for the period from April 1, 2008 through the Supplementary Capital Call Date, the asset management priority distribution base changed from 80.0 percent to 65.0 percent of the aggregate capital commitments to the Fund until the Triggering Event Date (as defined in the Limited Partnership Agreement) which is the earlier of the date the unfunded capital commitments is less than 35.0 percent or the Supplemental Capital Call Date. Subsequently, AMB Japan receives asset management priority distribution equal to 1.5 percent per annum, payable on a quarterly basis, of the unreturned capital contributions. The amounts referred to above are reduced by amounts paid or accrued to AMB Singapore for management service fees pursuant to the Management Services Agreement and asset management fees paid or accrued to AMB Property Japan, pursuant to the Agreement Regarding Asset Management Fees.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Fund reached its Triggering Event Date on January 7, 2009. Promptly following the Triggering Event Date, an asset management priority distribution recalculation was performed as follows:

(i) For the period from July 1, 2006 through March 31, 2007 (the “First Calculation Period”), the asset management priority distribution was recalculated based on the greater of 90.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. The recalculated asset management priority distribution was greater than the amount previously earned by AMB Japan with respect to the First Calculation Period, and a priority distribution true up of ¥ 56.2 million is payable by the Fund to AMB Japan, which is included in distributions payable in the accompanying consolidated balance sheets.

(ii) For the period from April 1, 2007 through March 31, 2008 (the “Second Calculation Period”), the asset management priority distribution was recalculated based on the greater of 80.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. The recalculated asset management priority distribution was greater than the amount previously earned by AMB Japan with respect to the Second Calculation Period, and a priority distribution true up of ¥ 149.9 million is payable by the Fund to AMB Japan, which is included in distributions payable in the accompanying consolidated balance sheets.

(iii) For the period from April 1, 2008 through the Triggering Event Date (the “Third Calculation Period”), the asset management priority distribution was recalculated based on the greater of 65.0 percent of the aggregate capital commitments to the Fund and 100.0 percent of the unreturned capital contributions. The recalculated asset management priority distribution was greater than the amount previously earned by AMB Japan with respect to the Third Calculation Period, and a priority distribution true up of ¥ 201.8 million is payable by the Fund to AMB Japan, which is included in distributions payable in the accompanying consolidated balance sheets.

As a result of the asset management priority distribution recalculation the Fund accrued priority distributions true ups to AMB Japan totaling ¥ 407.9 million during the year ended December 31, 2009, which is included in priority distributions in the accompanying consolidated statements of operations.

For the years ended December 31, 2009 and 2008, the Fund recorded assets management priority distributions of approximately ¥ 895.0 million and ¥ 314.8 million, respectively. As of December 31, 2009 and 2008, the Fund owed ¥ 1.6 billion and ¥ 1.1 billion, respectively, for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheets.

Pursuant to the Partnership Agreement, AMB Japan receives incentive distributions equal to 20.0 percent of the amount over a 10.0 percent net nominal internal rate of return (“IRR”) accruing to the limited partners. The incentive distributions increase to 25.0 percent of the amount over a 13.0 percent IRR accruing to the limited partners. As of December 31, 2009, no incentive distribution has been paid or accrued.

AMB, the indirect owner of AMB Japan, obtains company-wide insurance coverage from third parties that apply to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. For the years ended December 31, 2009 and 2008, the Fund recorded insurance expense of approximately ¥ 239.0 million and ¥ 222.4 million, respectively.

At certain properties, AMB Property Japan earns a market rate leasing commission when it has acted as the listing broker or the procuring broker or both. During the years ended December 31, 2009 and 2008, AMB Property Japan earned leasing commissions of approximately ¥ 110.0 million and ¥ 35.5 million, respectively.

Pursuant to the Property Management Agreements with certain TMKs, AMB Property Japan earns property management fees for managing their properties. For the years ended December 31, 2009 and 2008, AMB Property Japan earned property management fees of approximately ¥ 68.3 million and ¥ 0, respectively.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Amended and Restated Asset Management Agreements with certain TMKs, AMB Property Japan earns an accounting fee for maintaining the books and records with respect to their properties. For the years ended December 31, 2009 and 2008, AMB Japan earned accounting fees of approximately ¥ 7.5 million and ¥ 12.4 million, respectively.

10.	COMMITMENTS AND CONTINGENCIES

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

11.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Fund evaluated subsequent events occurring through February 11, 2010, the date these financial statements were issued, in accordance with the Fund’s policy related to disclosures of subsequent events.

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(Report not required)

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

Report not
Required
(Yen
in thousands)

ASSETS
Investments in real estate:
Land	¥37,852,211
Buildings and improvements	65,687,302

Total investments in real estate	103,539,513
Accumulated depreciation and amortization	(2,428,766)

Net investments in real estate	101,110,747
Cash and cash equivalents	6,601,633
Restricted cash	5,846,278
Deferred financing costs, net	458,783
Accounts receivable and other assets	1,569,316

Total assets	¥115,586,757

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loan payable	¥2,699,496
Bonds payable	44,530,632
Secured loans payable	27,270,300
Net payables to affiliates	134,213
Accounts payable and other liabilities	2,636,704
Distributions payable	1,201,619
Security deposits	2,295,551

Total liabilities	80,768,515

Commitments and contingencies (Note 9)
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	277,301
Limited partners’ capital	25,908,564

Total partners’ capital	26,185,865
Noncontrolling interests	8,632,377

Total partners capital and noncontrolling interests	34,818,242

Total liabilities, partners’ capital and noncontrolling interests	¥115,586,757

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

Report not
Required
(Yen
in thousands)

RENTAL REVENUES	¥6,267,362
COSTS AND EXPENSES
Property operating costs	672,940
Real estate taxes and insurance	687,371
Depreciation and amortization	1,671,013
General and administrative	474,951

Total costs and expenses	3,506,275

Operating income	2,761,087
OTHER INCOME AND EXPENSES
Interest and other income	8,404
Interest, including amortization	(1,625,140)

Total other income and expenses	(1,616,736)

Income before noncontrolling interests and taxes	1,144,351
Income and withholding taxes	(32,026)

Net income	1,112,325
Noncontrolling interests’ share of income	(264,473)

Net income after noncontrolling interests	847,852
Priority distributions to AMB Japan Investments, LLC	(460,238)

Net income available to partners	¥387,614

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’
CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2007

	Report not Required
	AMB Japan
	Investments, LLC	Limited	Noncontrolling
	(General Partner)	Partners	Interests	Total
	(Yen in thousands)

Balance at December 31, 2006	¥168,487	¥16,680,272	¥5,785,959	¥22,634,718
Contributions	109,000	9,246,600	2,773,712	12,129,312
Net income	464,113	383,739	264,473	1,112,325
Other comprehensive loss (Note 2)	(4,061)	(402,047)	(96,439)	(502,547)
Distributions	—	—	(95,328)	(95,328)
Priority distributions (Note 8)	(460,238)	—	—	(460,238)

Balance at December 31, 2007	¥277,301	¥25,908,564	¥8,632,377	¥34,818,242

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

Report not
Required
(Yen
in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥1,112,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,671,013
Straight-line rents and amortization of lease intangibles	(166,182)
Debt premiums and finance cost amortization, net	153,366
Changes in assets and liabilities:
Accounts receivable and other assets	(1,033,154)
Restricted cash	(860,185)
Accounts payable and other liabilities	1,347,187
Security deposits	141,597

Net cash provided by operating activities	2,365,967

CASH FLOWS FROM INVESTING ACTIVITIES
Debt financed distributions to AMB Japan for property acquisitions	(3,300,000)
Cash paid for property acquisitions	(20,682,711)
Restricted cash acquired	(286,555)
Release of restricted cash	2,600,000
Restricted cash used as collateral	(2,200,000)
Additions to properties	(542,760)

Net cash used in investing activities	(24,412,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from general partner	93,400
Contributions from limited partners	9,246,600
Contributions from noncontrolling interests	2,033,133
Payment of priority distributions to AMB Japan Investments, LLC	(280,000)
Borrowings on secured loans payable	20,785,300
Payments of financing costs	(53,441)
Payments on bonds payable	(212,426)
Payments on secured loans payable	(5,900,000)
Distributions to noncontrolling interests	(95,328)

Net cash provided by financing activities	25,617,238

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,571,179
CASH AND CASH EQUIVALENTS — Beginning of year	3,030,454

CASH AND CASH EQUIVALENTS — End of year	¥6,601,633

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

As of December 31, 2007, the Fund indirectly owned 80.81 percent of 24 operating buildings (the “Properties”) aggregating approximately 5.4 million square feet (unaudited). The Properties are located in the Fukuoka market and in the following submarkets of Tokyo: Chiba, Funabashi, Kashiwa, Kawasaki, Narita, Narashino, Ohta, and Saitama, and the Amagasaki submarket of Osaka.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Yen currency. The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Fund and the joint ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s joint ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Fund’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included in the consolidated statement of operations. The management of the Fund believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2007.

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

Financial Instruments.  Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities, provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss. The Fund’s derivative financial instruments in effect at December 31, 2007 were five interest rate swaps, hedging cash flows of the Fund’s variable rate bonds based on Tokyo Inter-bank Offered Rate (“TIBOR”) and London Inter-

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bank Offered Rate (“LIBOR”) plus a margin. Adjustments to the fair value of these instruments for the year ended December 31, 2007 resulted in a loss of ¥406.1 million, net of noncontrolling interests. There were no other derivative financial instruments included in accumulated other comprehensive loss for the year ended December 31, 2007. This loss is included in accounts payable and other liabilities and other comprehensive loss in the accompanying consolidated statement of partners’ capital and noncontrolling interests.

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

Noncontrolling Interests.  Noncontrolling interests represent a 19.19 percent indirect equity interest in the Properties held by AMB Singapore. Such investments are consolidated because the Fund owns a majority interest and exercises significant control through the ability to control major operating decisions.

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

During the year ended December 31, 2007, the Fund acquired 11 buildings totaling 1,105,800 square feet (unaudited). The total aggregate investment was approximately ¥22.0 billion, which includes approximately ¥660.9 million in closing costs and acquisition fees related to these acquisitions.

During the year ended December 31, 2007, the Fund acquired an 80.81 percent equity interest in an entity that indirectly owned an operating property aggregating 469,627 square feet (unaudited) from AMB Japan. AMB Singapore retained 19.19 percent of the equity interest in the same entity. The total aggregate investment cost was approximately ¥9.7 billion which includes ¥19.5 million in closing costs. As of December 31, 2007, AMB Japan owed the Fund ¥29.7 million, which represents the overpaid portion of the purchase price, and is included in net payables to affiliates in the accompanying consolidated balance sheet.

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

The scheduled principal payments of the Fund’s mortgage payable, bonds payable and secured loans payable as of December 31, 2007 are as follows (Yen in thousands):

	Mortgage		Secured
	Loan	Bonds	Loans
	Payable	Payable	Payable	Total

2008	¥—	¥227,568	¥27,270,300	¥27,497,868
2009	—	499,568	—	499,568
2010	—	579,928	—	579,928
2011	2,680,000	3,722,590	—	6,402,590
2012	—	16,511,720	—	16,511,720
Thereafter	—	22,964,888	—	22,964,888

Subtotal	2,680,000	44,506,262	27,270,300	74,456,562
Unamortized premiums	19,496	24,370	—	43,866

Total	¥2,699,496	¥44,530,632	¥27,270,300	¥74,500,428

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2007
(Yen in thousands)

Cash paid for interest, net of amounts capitalized	¥1,390,369

Acquisition of properties	¥31,592,826
Non-cash transactions:
Assumption of bond payable	(6,200,000)
Assumption of other assets and liabilities	(243,273)
Assumption of security deposits	(440,361)
Receivable for remaining portion of purchase price	29,698
Non-cash contribution by General Partner	(15,600)
Non-cash contribution from noncontrolling interests	(740,579)

23,982,711
Debt financed distribution for acquisition of property	(3,300,000)

Net cash paid for property acquisitions	¥20,682,711

8.	TRANSACTIONS WITH AFFILIATES

During the year ended December 31, 2007, AMB Japan contributed its equity interest in one Singapore PTE entity, which owned a 80.81 percent indirect interest in one operating property, aggregating 0.5 million square feet (unaudited), to the Fund. As of December 31, 2007, the Fund had an obligation of ¥86.0 million, payable to AMB Japan, related to the unpaid portion of the contribution value for the Singapore PTE entities, which is included in net payables to affiliates in the accompanying consolidated balance sheet.

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

10.	RECLASSIFICATIONS

Effective January 1, 2009, the Fund adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, the Fund has renamed minority interests as noncontrolling interests and has reclassified these balances within the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net income includes the portion of income attributable to noncontrolling interests.

AMB EUROPE FUND I, FCP-FIS
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and 2008
(Report not required)

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENTS OF NET ASSETS
AS OF DECEMBER 31, 2009 AND 2008
(Report not required)

	2009	2008
	(Euros in thousands)

ASSETS
Total investments in real estate at fair value, including cumulative unrealised losses of €165,152 and €84,740 as of December 31, 2009 and December 31, 2008, respectively (Note 3)	€708,214	€783,915
Cash and cash equivalents	59,105	50,125
Restricted cash	189	198
Fund formation costs, net (Note 6)	889	1,252
Deferred financing costs, net (Note 8)	4,567	5,341
Deferred tax asset (Note 11)	1,697	1,062
Receivables from affiliates	2,784	3,913
Accounts receivable and other assets, net of allowance for doubtful accounts of €671 and €744 as of December 31, 2009 and December 31, 2008, respectively (Note 7)	22,583	19,875

Total assets	€800,028	€865,681

LIABILITIES
Liabilities:
Mortgage loans payable, including cumulative unrealised losses of €3,147 as of December 31, 2009 and cumulative unrealised gains of €7,670 as of December 31, 2008 (Note 4)	€505,332	€500,319
Payables to affiliates	5,421	6,318
Accounts payable and other liabilities (Note 9)	21,097	21,796
Deferred tax liability (Note 11)	13,132	17,098
Interest payable	3,837	4,453
Security deposits	3,288	2,926

Total liabilities	552,107	552,910

Commitments and contingencies (Note 16)
Minority interests	1,867	2,391

Total net assets	€246,054	€310,380

UNITHOLDERS’ CAPITAL
AMB European Investments, LLC	€50,634	€63,958
Other Unitholders	195,420	246,422

Total net assets	€246,054	€310,380

The accompanying notes are an integral part of these consolidated financial statements.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Report not required)

	2009	2008
	(Euros in thousands)

RENTAL REVENUES	€70,153	€66,369
COSTS AND EXPENSES
Property operating costs	9,888	9,317
Real estate taxes and insurance	4,111	3,785
Amortisation of fund formation costs (Note 6)	363	362
General and administrative (Note 12)	3,852	5,604

Total costs and expenses	18,214	19,068

Operating income	51,939	47,301
OTHER INCOME AND EXPENSES
Interest and other income	436	2,151
Interest, including amortisation (Note 10)	(24,599)	(28,517)

Total other income and expenses	(24,163)	(26,366)

Income before minority interests	27,776	20,935
Minority interests’ share of net investment income	(219)	(205)

Net investment income	27,557	20,730
Unrealised gains and losses:
Unrealised losses on investments in real estate	(80,412)	(90,860)
Change in provision for deferred tax liabilities	3,966	4,408
Minority interests’ share of unrealised losses on investments in real estate and change in provision for deferred tax liabilities	676	233
Unrealised gains (losses) from deferred tax assets	635	(713)
Minority interests’ share of unrealised gains on deferred tax assets	—	(5)
Unrealised (losses) gains from debt fair value adjustments, including swaps (Note 4)	(10,817)	4,670
Minority interests’ share of unrealised losses (gains) from debt fair value adjustments, including swaps	67	(27)

Net unrealised losses and gains	(85,885)	(82,294)
AMB Fund Management, S.à r.l. management fee (Note 14)	(6,090)	(7,217)
Hypothetical incentive distribution accrual (Note 14)	—	913

Net decrease in net assets available to Unitholders	€(64,418)	€(67,868)

The accompanying notes are an integral part of these consolidated financial statements.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Report not required)

	AMB European	Other		Units
	Investments, LLC	Unitholders	Total	Issued
	(Euros in thousands)

Balance at December 31, 2007	€61,354	€225,728	€287,082	283,675
Adjustment to deferred tax liability due to property contributions	(8)	(31)	(39)	—
Net investment income	4,266	16,464	20,730	—
Currency translation adjustment	(422)	(1,884)	(2,306)	—
Hypothetical incentive distribution accrual (Note 14)	188	725	913	—
Net unrealised gains and losses	(16,909)	(65,385)	(82,294)	—
Contributions	20,470	90,005	110,475	106,330
AMB Fund Management, S.à.r.l. management fee (Note 14)	(1,485)	(5,732)	(7,217)	—
Distributions to Unitholders	(3,496)	(13,468)	(16,964)	—

Balance at December 31, 2008	63,958	246,422	310,380	390,005
Net investment income	5,671	21,886	27,557	—
Currency translation adjustment	(68)	(269)	(337)	—
Net unrealised gains and losses	(17,674)	(68,211)	(85,885)	—
Contributions	—	429	429	530
AMB Fund Management, S.à.r.l. management fee (Note 14)	(1,253)	(4,837)	(6,090)	—

Balance at December 31, 2009	€50,634	€195,420	€246,054	390,535

Ownership percentage as of December 31, 2009	20.58%	79.42%	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Report not required)

	2009	2008
	(Euros in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net investment income	€27,557	€20,730
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rents	(1,129)	(209)
Finance cost amortisation	845	762
Amortisation fund formation costs	363	362
Minority interests’ share of net investment income	219	205
Changes in assets and liabilities:
Accounts receivable and other assets	(1,579)	(108)
Restricted cash	9	430
Accounts payable and other liabilities	(270)	(4,390)
Interest payable	(616)	17
Security deposits	362	31

Net cash provided by operating activities	25,761	17,830

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	—	(115,608)
Additions to properties	(4,711)	(6,358)

Net cash used in investing activities	(4,711)	(121,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Unitholders	—	109,364
Borrowings on mortgage loans payable	1,691	67,515
Payments on mortgage loans payable	(7,495)	(16,702)
Payment of distributions to Unitholders	(3)	(16,531)
Payments to affiliates	(5,855)	(21,059)
Payment of financing costs	(71)	(1,363)

Net cash (used in) provided by financing activities	(11,733)	121,224

Effects of FX rates changes on cash	(337)	(2,306)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,980	14,782
CASH AND CASH EQUIVALENTS — Beginning of year	50,125	35,343

CASH AND CASH EQUIVALENTS — End of year	€59,105	€50,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	€24,370	€27,738
Non-cash transactions
Acquisition of properties	€—	€116,617
Assumption of other assets and liabilities	—	(114)
Non cash contribution of properties	—	(895)

Net cash paid for property acquisitions	€—	€115,608

The accompanying notes are an integral part of these consolidated financial statements.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008
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

During the year ended December 31, 2009, no new Unitholders were admitted to the Fund. As of December 31, 2009, the Fund has 24 Unitholders and had received capital contributions of approximately €395.2 million in exchange for 390,535 Units in the Fund. Profits and distributions of the Fund are allocated to Unitholders as provided in the Management Regulations. AMB Europe owned an approximate 20.6 percent interest in the Fund as of December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with Luxembourg legal and regulatory requirements for investment funds (“Lux GAAP”). The accompanying consolidated financial statements include the financial position and results of operations of the Fund and the joint ventures in which the Fund has a controlling interest. Third party equity interests in the Fund’s joint ventures are reflected as minority interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated. All monetary figures are expressed in Euro.

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

Unrealised gains and losses are determined by comparing the fair value of the real estate investments to the total acquisition cost plus capital expenditures of such assets, and are calculated excluding the impact, if any, of movements in exchange rates, that occurred. Unrealised gains and losses relating to changes in fair value of the Fund’s real estate investments are reflected in the consolidated statements of operations as a component of unrealised gains and losses on investments in real estate.

Real Estate Transactions.  Purchases of real estate investments are recorded at the purchase price when beneficial ownership of the real estate has been transferred to the Fund. Deal costs in relation to pre-acquisition such as legal and other professional fees, appraisals and other direct expenses incurred for prospective acquisitions of properties are capitalised and included within the cost of the corresponding investment upon acquisition. In the event that the deal is abandoned, the costs are then charged to the consolidated statements of operations.

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

Deferred Financing Costs.  Costs resulting from debt issues are capitalised and amortised on a straight-line basis over the period of the corresponding debt. Amortisation of deferred financing costs is included in interest, including amortisation, in the consolidated statements of operations.

Deferred Tax Asset.  Deferred tax assets are included in the consolidated statements of net assets when it is highly probable that future taxable income will be recognised in the foreseeable future.

Taxation in Luxembourg.  The Fund is liable for a subscription tax of 0.01 percent per annum computed, and proportionately paid on its net asset value at the end of each quarter.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Luxembourg subsidiaries of the Fund are fully subject to Luxembourg taxes on income and net worth, however exemptions are available. Dividend payments to the Fund from the Luxembourg subsidiaries, if any, are subject to a withholding tax of 15.0 percent. The tax implications have been discussed and agreed upon with the Luxembourg Tax Authorities and confirmed in an Advance Tax Agreement.

Taxation abroad.  Provisions for taxation are made for income earned by the Fund’s subsidiaries abroad on the basis of laws and regulations relating to taxation in the countries where the relevant net income is earned.

Deferred Tax Liability.  The deferred tax liability as of December 31, 2009 and 2008 is related to built-in unrealised gains on the properties. The unrealised taxable gains are valued at the statutory tax rate for capital gains in the jurisdiction in which the property is located and reduced by 50.0 percent to represent a customary buyer and seller split of proceeds on potential future dispositions.

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

Derivative Financial Instruments.  The Fund may acquire derivative instruments to reduce its exposure to interest rate fluctuations on certain variable rate loans. These financial instruments are recorded at fair value with any unrealised and realised gains or losses included in the consolidated statements of operations.

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

Foreign Currency.  Transactions in foreign currencies have been translated into Euros at the rates of exchange prevailing at the dates of those transactions. Settlement of transactions in foreign currencies, as well as translation of monetary assets or liabilities in foreign currency, may cause realised or unrealised exchange rate gains or losses, which are included in the consolidated statements of operations.

Foreign currency differences relating to the translation of net investments in foreign entities are treated as part of Unitholders’ capital. Balance sheets of foreign entities are translated at the rate as of the balance sheet date, whereas the statements of operations are translated at the average rate of the period under review.

Receivables from Affiliates and Payables to Affiliates.  Receivables from and payables to affiliates are shown on a gross basis on the consolidated statements of net assets.

3.	INVESTMENTS IN REAL ESTATE

As of December 31, 2009, the Fund owned 35 operating properties consisting of 60 industrial buildings aggregating 858,144 rentable square meters (unaudited) (the “Properties”). The Properties are located in the following markets: Amsterdam, Brussels, Frankfurt, Hamburg, London, Lyon, Paris and Rotterdam.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2009, the Fund did not acquire any buildings.

During the year ended December 31, 2008, the Fund acquired five industrial buildings totaling 94,100 square meters (unaudited). The total aggregate investment was approximately €122.4 million, which includes approximately €5.5 million in closing costs and acquisition fees related to these acquisitions.

During the year ended December 31, 2009, all properties were valued or revalued, resulting in a net decrease in the fair value of approximately €80.4 million. This decrease excludes the impact, if any, of movements in exchange rates, that occurred during the period.

During the year ended December 31, 2008, all properties were valued or revalued, resulting in a net decrease in the fair value of approximately €90.9 million. This decrease excludes the impact, if any, of movements in exchange rates, that occurred during the period.

The following table summarizes the changes to the fair value of the investments in real estate for the years ended December 31, 2009 and 2008:

	2009	2008
	(Euros in thousands)

Beginning value	€783,915	€751,800
Acquisitions, including acquisition fees	—	122,434
Capital expenditures	3,055	6,339
Exchange rate differences	1,656	(5,798)
Unrealised losses on investments in real estate	(80,412)	(90,860)

Ending value	€708,214	€783,915

AMB Property, L.P. (“AMB L.P.”) obtains various types of liability and property insurance for the benefit of the Fund. The insurance coverage includes Commercial General Liability Insurance, Umbrella Liability and Excess Liability Insurance, and Broad Form All Risk Property Damage and Business Interruption Insurance, which include earthquake, flood, terrorism, and boiler and machinery. The Property Damage and Business Interruption Insurance provides for a $150 million each occurrence limit of liability subject to industry standard per occurrence and aggregate policy sub-limits, deductibles, definitions, exclusions and limitations. Property damage is valued on a replacement cost basis. Using this method for valuing loss, damages for a claim equal amount needed to replace the property using new materials without a reduction for depreciation.

AMB L.P. regularly evaluates the types and amounts of coverage that it carries, and to assess whether in AMB L.P.’s good faith discretion, the coverage and limits carried are appropriate for the Fund.

4.	DEBT

As of December 31, 2008, the Fund had a €428.0 million credit facility (“Facility 1”) with ING Real Estate Finance Bank N.V. (“ING”), which provides that certain of the Fund’s affiliates may borrow either acquisition loans, up to a €100.0 million sub-limit (the “Acquisition Facility”), or secured term loans, in connection with properties located in Belgium, France, Germany, Italy, the Netherlands, Spain or the United Kingdom. On December 22, 2009, the Fund amended and restated Facility 1, to, among other things, extend the Acquisition Facility through December 31, 2010, to reduce the total commitments under Facility 1 to €378.0 million, with an Acquisition Facility sub-limit of €65.0 million, and to reduce the interest rate for drawings under the Acquisition Facility to 160 basis points over ING’s cost of funds, subject to further adjustments. Acquisition Facility drawings are repayable within six months of the date of advance, unless extended. Loan draws under Facility 1 bear interest at a rate of 65 basis points over the Euro Interbank Offered Rate (“EURIBOR”) if advanced before December 12, 2007, 90 basis points over EURIBOR if advanced on or after December 12, 2007 but before December 23, 2008 and 150 basis points over ING’s cost of funds if drawn on or after December 23, 2008, subject to further adjustments,

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and may occur until its maturity on April 30, 2014. The Fund guarantees the Acquisition Facility and is a carve-out indemnitor with respect to the secured term loans.

As of December 31, 2009 and 2008, the Fund had €312.4 million and €316.9 million, respectively, in outstanding term loans under Facility 1. No amounts were outstanding under the Acquisition Facility, as of both respective dates. Facility 1 contains customary and other affirmative and negative covenants, including financial reporting requirements and maintenance of specific ratios. The Management Company of the Fund believes that the Fund was in compliance with these financial covenants as of December 31, 2009 and 2008.

On August 9, 2007, the Fund executed with Aareal Bank A.G. a €275.0 million facility (“Facility 2”), which provides that certain of the Fund’s affiliates may borrow secured term loans in connection with properties located in Belgium, France, Germany, Italy, the Netherlands, Spain or the United Kingdom. Drawings under Facility 2 may occur until its maturity on November 28, 2014, and those made in the first year bore interest at rates ranging from 75 basis points to 130 basis points over EURIBOR. The Fund is a carve-out indemnitor with respect to the secured term loans. As of December 31, 2009 and 2008, the Fund had €165.1 million and €164.7 million, respectively, in outstanding term loans under Facility 2. Facility 2 contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The Management Company of the Fund believes that the Fund was in compliance with these financial covenants as of December 31, 2009 and 2008.

In addition to both facilities, the Fund had two mortgage loans outstanding as of December 31, 2009 and 2008 totaling €24.7 million and €26.4 million, respectively, which mature between 2012 and 2017. As of December 31, 2009, these loans, which are held with IKB Bank A.G. and Credit Fonciere de France, had outstanding balances of €12.5 million and €12.2 million, respectively. As of December 31, 2008, these loans had outstanding balances of €13.1 million and €13.3 million, respectively. The mortgage loans with IKB Bank A.G. are also secured in part with bank guarantees in the amount of €3.3 million, which have been issued off of a line of credit guaranteed by AMB L.P. These mortgage loans, together with the loans outstanding under the facilities, bear interest at a weighted average rate of 4.40 percent and 4.96 percent as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Fund’s total outstanding debt was approximately €502.2 million, which includes €371.4 million and €130.8 million fixed and floating interest rate debt, respectively, and excludes €3.1 million of unfavourable fair value adjustments. The fixed interest rate debt includes €354.8 million of debt for which the variable interest rate was swapped to a fixed rate (Note 5).

As of December 31, 2008, the Fund’s total outstanding debt was approximately €508.0 million, which includes €375.9 million and €132.1 million fixed and floating interest rate debt, respectively, and excludes €7.7 million of favourable fair value adjustments. The fixed interest rate debt includes €357.9 million of debt for which the variable interest rate was swapped to a fixed rate (Note 5).

Adjustments to the fair value of the outstanding debt and related derivative financial instruments (Note 5) for the years ended December 31, 2009 and 2008 resulted in a net unrealised loss of approximately €10.8 million and a net unrealised gain of approximately €4.7 million, respectively .

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled principal payments of the Fund’s mortgage loans payable as of December 31, 2009 were as follows:

(Euros in thousands)

2010	€7,731
2011	7,836
2012	11,587
2013	10,222
2014	459,565
Thereafter	5,244

Subtotal	502,185
Fair value adjustments	3,147

Total mortgage loans payable	€505,332

5.	DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2009 and 2008, the Fund’s derivative financial instruments included five interest rate swaps with Aareal Bank A.G., ING Bank N.V., and IKB Financial Products S.A. that hedged the cash flows of the Fund’s variable rate borrowings based on EURIBOR plus a margin.

During the year ended December 31, 2008, the Fund entered into two interest rate swaps with Aareal Bank A.G., which had effective commencement dates of January 31, 2008 and April 4, 2008, respectively, and into an interest rate swap with ING Bank N.V., which had an effective commencement date of June 30, 2008.

6.	FUND FORMATION COSTS, NET

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	(Euros in thousands)

Beginning balance	€1,252	€1,614
Amortisation expense	(363)	(362)

Ending balance	€889	€1,252

7.	ACCOUNTS RECEIVABLE AND OTHER ASSETS

	2009	2008
	(Euros in thousands)

Trade debtors	€16,325	€15,566
Prepayments and accrued income	6,258	4,309

Ending balance	€22,583	€19,875

Trade debtors includes pre-invoiced rent for upcoming rental periods, also included under accounts payable and other liabilities, as “Deferred rent receivable” (Note 9). Trade debtors are shown net of allowance for doubtful accounts of €0.7 million as of both December 31, 2009 and 2008.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DEFERRED FINANCING COSTS, NET

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	(Euros in thousands)

Beginning balance	€5,341	€4,740
Changes during the period	71	1,363
Amortisation expense	(845)	(762)

Ending balance	€4,567	€5,341

9.	ACCOUNTS PAYABLE AND OTHER LIABILITIES

	2009	2008
	(Euros in thousands)

Trade creditors	€2,236	€1,878
Deferred rent receivable	10,145	10,549
Accruals	5,526	5,944
Value added taxes	1,669	83
Other creditors	1,521	3,342

Ending balance	€21,097	€21,796

10.	INTEREST ON DEBT AND OTHER FINANCING COSTS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	(Euros in thousands)

Bank interest and similar expenses	€23,754	€27,247
Interest to affiliates	—	508
Amortisation of deferred finance costs	845	762

Interest, including amortisation	€24,599	€28,517

11.	TAXATION

As of December 31, 2009 and 2008, the Fund has accrued a deferred tax liability of €13.1 million and €17.1 million, respectively, representing taxation on the built-in unrealised gains on the properties. The Fund has also accrued a deferred tax asset of €1.7 million and €1.1 million as of December 31, 2009 and 2008, respectively, representing net operating loss carry forwards.

The tax consequences for each investor of the Fund of acquiring, holding or disposing of an interest will depend upon the relevant laws of any jurisdiction to which the investor is subject.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	(Euros in thousands)

Legal fees	€998	€1,450
Finance & Accounting	517	865
Audit fees	502	927
Tax advisory	497	554
Appraisals	325	280
Fund administrative	377	406
Taxation	215	484
Other fees	421	638

	€3,852	€5,604

13.	FUND NET ASSET VALUE

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

The following table is a reconciliation of the Fund’s Lux GAAP net assets to the Fund NAV as of December 31, 2009 and 2008:

	2009		2008
	(Euros in thousands)	(Euros per unit)	(Euros in thousands)	(Euros per unit)

Lux GAAP net assets	€246,054	630.04	€310,380	795.84
Write-off of straight-line rent receivable	(2,004)		(813)
Deferred taxes: difference between nominal and present value of liability included in net investment income	(2,741)		(1,397)
Deferred tax liability: difference between nominal and present value relating to in-kind property contributions	7,243		7,243

Fund NAV	€248,552	636.44	€315,413	808.74

Units outstanding	390,535		390,005

14.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Management Regulations, the Management Company is entitled to receive an annual management fee (the “Management Fee”), payable quarterly in arrears, in an amount equal to 0.75 percent per annum of the gross value of the Fund’s assets (determined in accordance with the Management Regulations) as of

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the end of each calendar quarter. The Fund incurred Management Fees of approximately €6.1 million and €7.2 million for the years ended December 31, 2009 and 2008, respectively.

Also under the Management Regulations, the Management Company is entitled to receive an acquisition fee (the “Acquisition Fee”) in an amount equal to 0.9 percent of the acquisition cost of properties acquired by the Fund for identifying, analysing, recommending and closing the purchase of properties acquired directly or indirectly by the Fund from a third party. Acquisition Fees are capitalised and included in investments in real estate in the accompanying consolidated statements of net assets. The Fund capitalised Acquisition Fees of €0 and approximately €0.9 million for the years ended December 31, 2009 and 2008, respectively.

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

At certain properties, affiliates of AMB L.P. are responsible for the property management or the accounting or both. For some properties, property management services are provided by a third party. On a quarterly basis, affiliates of AMB L.P. earn property management fees between 0.8 percent and 2.0 percent of the respective property’s base rent. For the years ended December 31, 2009 and 2008, affiliates of AMB L.P. earned property management fees of approximately €1.1 million and €1.0 million, respectively.

At certain properties, affiliates of AMB L.P. earn construction management fees when they have acted as the project manager. During both years ended December 31, 2009 and 2008, affiliates of AMB L.P. earned construction management fees of approximately 0.1 million.

At certain properties, affiliates of AMB L.P. earn a leasing commission when they have acted as the listing broker or the procuring broker or both. During the years ended December 31, 2009 and 2008, affiliates of AMB L.P. earned no leasing commissions.

Commencing June 30, 2010 and every three years thereafter, AMB Europe is entitled to receive an incentive distribution of 20.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 25.0 percent over a 12.0 percent nominal IRR. As of December 31, 2009, no incentive distribution has been paid to AMB Europe. The Fund accrued no incentive distributions to AMB Europe for the year ended December 31, 2009. The Fund reduced the accrual for the hypothetical incentive distributions to AMB Europe during the year ended December 31, 2008 by approximately €0.9 million.

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

The Properties are allocated a portion of the insurance expense incurred by AMB L.P. based on AMB L.P.’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties was approximately €1.0 million and €0.7 million for the years ended December 31, 2009 and 2008, respectively.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUBSIDIARIES

The following subsidiaries of the Fund were fully consolidated as of December 31, 2009:

			Name of	Registered
	Registered	Effective	Entity	Office,	Effective
Name of Entity	Office, Country	Ownership	(Continued)	Country	Ownership

AMB Altenwerder DC 1 Holding B.V.	Amsterdam, Netherlands	100%	AMB FRA LC 568 Holding BV	Amsterdam, Netherlands	100%
AMB Altenwerder DC 1 BV & Co KG	Hamburg, Germany	94%	AMB Koolhovenlaan 1 B.V.	Amsterdam, Netherlands	100%
AMB Arena DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Koolhovenlaan 2 B.V.	Amsterdam, Netherlands	100%
AMB Arena DC 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 1 S.a.r.l.	Luxembourg	100%
AMB Bremerhaven DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Holding 2 S.a.r.l.	Luxembourg	100%
AMB BRU Air Cargo Center BVBA	Brussels, Belgium	100%	AMB Le Grand Roissy Mesnil SAS	Paris La Défense, France	100%
AMB Capronilaan B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Santal SAS	Paris La Défense, France	100%
AMB CDG CC Holding SAS	Paris La Défense, France	100%	AMB Le Grand Roissy Saturne SAS	Paris La Défense, France	100%
AMB CDG Cargo Center SAS	Paris La Défense, France	100%	AMB Le Grand Roissy Scandy SAS	Paris La Défense, France	100%
AMB Cessnalaan DC 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Scipion SAS	Paris La Défense, France	100%
AMB Douglassingel B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Segur SAS	Paris La Défense, France	100%
AMB Dutch Holding B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sepia SAS	Paris La Défense, France	100%
AMB Eemhaven DC B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Seringa SAS	Paris La Défense, France	100%
AMB Eemhaven DC 2 BV.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Signac SAS	Paris La Défense, France	100%
AMB Eemhaven DC 3 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sisley SAS	Paris La Défense, France	100%
AMB European Holding S.a.r.l.	Luxembourg	100%	AMB Le Grand Roissy Soliflore SAS	Paris La Défense, France	100%
AMB Fokker Logistics Center 1 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sonate SAS	Paris La Défense, France	100%
AMB Fokker Logistics Center 2 B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Sorbiers SAS	Paris La Défense, France	100%
AMB Fokker Logistics Center 3B B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Storland SAS	Paris La Défense, France	100%
AMB Fokker Logistics Center 4A B.V.	Amsterdam, Netherlands	100%	AMB Le Grand Roissy Symphonie SAS	Paris La Défense, France	100%
AMB France Holding SAS	Paris La Défense, France	100%	AMB North Heathrow DC 1 BV	Amsterdam, Netherlands	100%
AMB France Participations SAS	Paris La Défense, France	100%	AMB Orléans Holding 1 SAS	Paris La Défense, France	100%
AMB Fund Luxembourg 1 S.a.r.l.	Luxembourg	100%	SCI AMB Orléans DC 1	Paris La Défense, France	100%
AMB Fund Luxembourg 2 S.a.r.l.	Luxembourg	100%	AMB Paris Nord 2 DC Holding 3 SAS	Paris La Défense, France	100%
AMB Fund Luxembourg 3 S.a.r.l.	Luxembourg	100%	SCI AMB Paris Nord 2 DC 1	Paris La Défense, France	100%
AMB Gebäude 556 S.a.r.l.	Luxembourg	94%	SCI AMB Paris Nord 2 DC 2	Paris La Défense, France	100%
Gebäude 556 Cargo City Süd B.V. & Co. KG	Bremen, Germany	94%	SCI AMB Paris Nord 2 DC 3	Paris La Défense, France	100%
AMB Gonesse DC Holding SAS	Paris La Défense, France	100%	AMB Paris Nord 2 Holding 4 S.a.r.l.	Luxembourg	100%
AMB Gonesse DC Holding 2 SAS	Paris La Défense, France	100%	SAS Paris Nord 2 DC 4	Paris La Défense, France	100%
AMB Gonesse DC Holding 3 SAS	Paris La Défense, France	100%	AMB Schiphol DC B.V.	Amsterdam, Netherlands	100%
AMB Gonesse DC Holding 4 SAS	Paris La Défense, France	100%	AMB Steinwerder DC 1-4 B.V.	Amsterdam, Netherlands	99.6%
SCI AMB Gonesse DC	Paris La Défense, France	100%	AMB Tilburg DC 1 B.V.	Amsterdam, Netherlands	100%
SCI AMB Gonesse DC 2	Paris La Défense, France	100%	AMB Villebon DC 2 SAS	Paris La Défense, France	100%
SCI AMB Gonesse DC 3	Paris La Défense, France	100%	AMB Villebon Holding S.a.r.l.	Luxembourg	47.6%
SCI AMB Gonesse DC 4	Paris La Défense, France	100%	AMB Waltershof DC 1 B.V.	Amsterdam, Netherlands	99.7%
AMB Hamburg Holding BV & Co. KG	Hamburg, Germany	94%	AMB Waltershof DC 2 Holding B.V.	Amsterdam, Netherlands	100%
AMB Hausbruch IC 1 BV.	Amsterdam, Netherlands	100%	AMB Waltershof DC 3 Holding B.V.	Amsterdam, Netherlands	100%
AMB Hausbruch IC 6 GmbH	Düsseldorf, Germany	100%	AMB Waltershof DC 2 B.V. & Co. KG	Hamburg, Germany	94%
AMB Hordijk DC B.V.	Amsterdam, Netherlands	100%	AMB Waltershof DC 3 B.V. & Co. KG	Hamburg, Germany	94%
AMB Isle d’Abeau Holding 2A SAS	Paris La Défense, France	100%	AMB Waltershof DC 4-7 B.V.	Amsterdam, Netherlands	100%
SCI AMB Isle d’Abeau DC 2A	Paris La Défense, France	100%

16.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, the Fund may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of the Fund.

On November 25, 2008, a tenant (the “Tenant”) at the AMB BRU Air Cargo Center filed a lawsuit against AMB BRU Air Cargo Center BVBA (“BRU Cargo”), the owner of the facility, alleging various claims for damages in the amount of approximately €0.6 million arising from the construction of the expansion works at the facility. BRU Cargo has required N.V. Cosimco (“Cosimco”), the general contractor for the expansion works, Guido Peters (the “Construction Manager”), the construction manager for the expansion works, and Styfhals and Partners (the “Architect”), the architect, to intervene in the proceedings on behalf of BRU Cargo, and BRU Cargo has filed indemnification claims against Cosimco, the Construction Manager and the Architect with respect to the lawsuit.

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Neither BRU Cargo nor the Fund has accrued any amounts related to the litigation with the Tenant. BRU Cargo for itself and on behalf of the Fund intends to vigorously defend itself against the claims.

Forward Commitments.  On September 27, 2008, the Fund entered into a forward commitment agreement to purchase the shares of Cargoport Grundstücks GmbH (“Cargoport”) upon the completion and stabilisation of a two-story warehouse facility by the seller on land ground leased by Cargoport and located in the Frankfurt market. Due to non-performance under the agreement, the Fund has rescinded the agreement and demanded payment from seller of €0.5 million in contractual damages. The seller has disputed the rescission of the agreement by the fund, however, no formal claim for damages has been made by the seller.

Other Commitments.  One of the Fund’s subsidiaries has granted a lease incentive to its lessee for an amount of €0.6 million as a contribution towards improvements to be made by the lessee to the premises. This amount will be paid upon receipt of a specified invoice from lessee in cash.

On March 9, 2009, the Fund entered into a lease agreement with JLM IMMO for AMB Orléans Distribution Center 1, France (“Orléans DC 1”). Pursuant to the terms and conditions in the lease agreement the tenant held an option to purchase Orléans DC 1 before December 31, 2009. This option, which was not excercised, expired on December 31, 2009. The property was appraised during the year ended December 31, 2009, and the expiration of the purchase option was considered in the appraisal. The fair value of Orléans DC 1 as of December 31, 2009 was determined in accordance with the Fund’s Appraisal Policy (Note 2).

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

17.	SUBSEQUENT EVENTS

On January 15, 2010, the Fund completed an equity closing totaling €34.9 million from AMB Europe, which resulted in third party Unitholders and AMB Europe ownership interests of 69.6% and 30.4%, respectively.

18.	DIFFERENCES FROM UNITED STATES ACCOUNTING PRINCIPLES

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

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are owned by federal, state or local port authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. Depreciation of tenant improvements is recorded of the remaining lease term. Amortisation of above and below-market leases is recorded in rental revenues over the average remaining lease term. In-place leases are amortised over the average remaining lease term.

•	Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with the Fund’s formation and subsequent property acquisitions. The debt premiums are being amortised as an offset to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. Costs incurred related to start-up activities, including organizational costs, are expensed as incurred. Costs incurred relating to raising capital are recorded as an offset to Unitholderss Capital. Financial instruments are recorded in accordance with SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities. This standard provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or loss.

•	Valuation allowances for deferred tax assets can be recorded as an offset to deferred tax assets. The Fund is not subject to tax and therefore does not record deferred tax liability related to the ultimate sale of assets.

•	Minority interest is renamed noncontrolling interests and reclassified in the statements of net assets to be part of net assets. Additionally, the presentation of net investment income would include the portion of income attributable to noncontrolling interests.

Under Luxembourg GAAP:

•	All real estate investments, including debt investments and derivatives, are revalued to fair market value and the premium generated from the acquisition of entities at a price below fair market value of acquired assets and liabilities is recognised as an unrealised gain.

•	Organizational costs and other fund formation costs are capitalized and amortised on a straight-line basis over a 5 year period.

•	Deferred tax liabilities are recorded on unrealized taxable gains at the statutory tax rate for capital gains in the property’s jurisdiction and reduced by 50% to represent a customary buyer and seller split of proceeds on potential future dispositions.

•	Additional differences under Luxembourg GAAP are discussed in Note 2.

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

/s/ PricewaterhouseCoopers S.à r.1.
Réviseur d’ entreprises
Represented by

Kees Hage
Luxembourg, February 27, 2008, except with respect to Note 17 as to which the date is February 19, 2010

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

AMB EUROPE FUND I, FCP-FIS

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM INCORPORATION (MAY 31, 2007) TO DECEMBER 31, 2007

	AMB European
	Investments, LLC	Other Unitholders	Total	Units issued
	(Euros in thousands)

Balance at Incorporation (May 31, 2007)	€—-	€—	€—	—
Contributions at Inception (June 12, 2007)	52,500	210,000	262,500	262,500
Adjustment to deferred tax liability (Note 13)	(1,473)	(5,731)	(7,204)	—
Net investment income	1,945	7,868	9,813	—
Incentive distribution accrual (Note 14)	(187)	(726)	(913)	—
Net unrealised gains	2,103	8,211	10,314	—
Contributions	8,422	13,364	21,786	21,175
AMB Fund Management, S.à.r.l. management fee (Note 14)	(616)	(2,386)	(3,002)	—
Distributions to Unitholders	(1,340)	(4,872)	(6,212)	—

Balance at December 31, 2007	€61,354	€225,728	€287,082	283,675

Ownership percentage as of December 31, 2007	21.37%	78.63%	100.00%

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

•	Valuation allowances for deferred tax assets can be recorded as an offset to deferred tax assets. The Fund is not subject to tax and therefore does not record deferred tax liability related to the ultimate sale of assets.

•	Minority interest is renamed noncontrolling interests and reclassified in the statement of net assets to be part of net assets. Additionally, the presentation of net investment income would include the portion of income attributable to noncontrolling interests.

Under Luxembourg GAAP:

•	All real estate investments, including debt investments and derivatives, are revalued to fair market value and the premium generated from the acquisition of entities at a price below fair market value of acquired assets and liabilities is recognised as an unrealised gain.

•	Organizational costs and other fund formation costs are capitalized and amortised on a straight-line basis over a 5 year period.

•	Deferred tax liabilities are recorded on unrealized taxable gains at the statutory tax rate for capital gains in the property’s jurisdiction and reduced by 50% to represent a customary buyer and seller split of proceeds on potential future dispositions.

•	Additional differences under Luxembourg GAAP are discussed in Note 2.

B.	Conversion of financial statements to US GAAP

(I)	INCREMENTAL IMPACT ON NET INCREASE IN NET ASSETS AVAILABLE TO UNITHOLDERS

Net increase in net assets available to Unitholders, as reported under Luxembourg GAAP	€16,212
Fair market value adjustments	(8,551)
Fund formation and organization cost adjustments	(93)
Depreciation expense	(10,692)
Amortisation of above/below market leases	41
Valuation allowance for deferred tax asset	(1,775)
Reclassification of financial instruments to other comprehensive income	3,041
Derivative instrument expense	(66)

Net decrease in net assets	€(1,883)

Noncontrolling interest	96

Net decrease in net assets available to Unitholders under US GAAP	€(1,787)

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(II)	CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

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

ASSETS
Total investments in real estate	€731,147
Cash and cash equivalents	35,343
Restricted cash	628
Deferred financing costs, net	4,740
Accounts receivable and other assets	22,665

Total assets	€794,523

LIABILITIES
Liabilities:
Mortgage loans payable	€457,175
Accounts payable and other liabilities	54,801
Interest payable	4,436
Security deposits	2,895

Total liabilities	519,307

Commitments and contingencies (Note 16)
Total net assets	€275,216

Net assets attributable to noncontrolling interest	€(2,647)

Total net assets attributable to AMB Europe Fund I, FCP-FIS	€272,569

AMB EUROPE FUND I, FCP-FIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(IV)	CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

The following is a reconciliation of Unitholders’ Capital incorporating the differences between Luxembourg and US GAAP.

Unitholders’ capital under Luxembourg GAAP	€287,082
Real estate adjustments	8,048
Fund formation costs	(1,521)
Cumulative adjustments to net decrease in net assets available to Unitholders	(17,999)
Cumulative adjustments to other comprehensive income	(3,041)

Unitholders’ capital under US GAAP	€272,569

18.	SUBSEQUENT EVENTS

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

AMB-SGP MEXICO, LLC

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(Report not required)

AMB-SGP MEXICO, LLC

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009

(Report not Required)
(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$73,633
Buildings and improvements	283,860

Total investments in real estate	357,493
Accumulated depreciation and amortization	(34,092)

Net investments in real estate	323,401
Cash and cash equivalents	7,224
Accounts receivables and other assets	4,874
Deferred financing costs, net	862

Total assets	$336,361

LIABILITIES, MEMBERS’ DEFICIT AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$167,180
Lines of credit	58,825
Shareholder loans payable	91,447
Accounts payable and other liabilities	1,691
Due to related parties	2,635
Interest payable	23,703
Security deposits	2,955
Deferred tax liabilities	1,450

Total liabilities	349,886

Commitments and contingencies (Note 8)
Members’ deficit:
AMB Property, L.P.	(2,488)
Industrial (Mexico) JV Pte Ltd	(10,672)

Total members’ deficit	(13,160)
Noncontrolling interests	(365)

Total members’ deficit and noncontrolling interests	(13,525)

Total liabilities, members’ deficit and noncontrolling interests	$336,361

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009

(Report not Required)
(Dollars in thousands)

RENTAL REVENUES	$39,312
COSTS AND EXPENSES
Property operating costs	6,648
Real estate taxes and insurance	749
Depreciation and amortization	12,130
General and administrative	2,644

Total costs and expenses	22,171

Operating income	17,141
OTHER INCOME AND EXPENSES
Interest and other income (expense)	(350)
Interest, including amortization	(27,317)

Total other income and expenses	(27,667)

Loss before noncontrolling interests and provision for income and flat taxes	(10,526)

Expense for income and flat taxes:
Current	(2,341)
Deferred	(1,450)

Net loss	(14,317)
Noncontrolling interests’ share of net loss	375

Net loss available to members	$(13,942)

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL (DEFICIT) AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2009

	(Report not Required)
		Industrial (Mexico)	Noncontrolling
	AMB Property, L.P.	JV Pte Ltd	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2008	$188	$594	$10	$792
Net loss	(2,676)	(11,266)	(375)	(14,317)

Balance at December 31, 2009	$(2,488)	$(10,672)	$(365)	$(13,525)

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009

(Report not Required)
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,130
Finance cost amortization	429
Straight-line rents	(2,119)
Deferred taxes	1,450
Changes in assets and liabilities:
Accounts receivables and other assets	(560)
Prepaid income taxes	(22)
Accounts payable and other liabilities	(58)
Due to related parties	(135)
Interest payable	7,837
Security deposits	(54)

Net cash provided by operating activities	4,581

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties	(3,512)

Net cash used in investing activities	(3,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(3,223)

Net cash used in financing activities	(3,223)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,154)
CASH AND CASH EQUIVALENTS — Beginning of year	9,378

CASH AND CASH EQUIVALENTS — End of year	$7,224

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Pursuant to the Limited Liability Company Agreement (the “Agreement”), AMB and GIC have investment capital commitments to the Company of $50.0 million and $200.0 million, respectively. As of December 31, 2009, the remaining investment capital commitments from AMB and GIC were $24.6 million and $98.1 million, respectively.

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

The Company owns 99.0 percent of the membership interests in the following Delaware limited liability corporations: AMB Mexico, L.L.C., AMB Chapala, LLC, AMB GDL 1, LLC, AMB Ferrocarril, LLC, AMB Corregidora, LLC, AMB Frontera, LLC, AMB Arbolada, LLC, AMB Los Altos 1, LLC, AMB Ocotillo, LLC and AMB GDL 2, LLC (the “U.S. LLCs”). In connection with the Company’s holdings in AMB Ferrocarril, LLC and in accordance with the First Amended and Restated Limited Liability Company Agreement, AMB will be treated as if it had contributed a 99.0 percent membership interest in the U.S. LLCs in exchange for the real estate assets held by the Mexican limited liability entities covered under the Agreement. The U.S. LLCs in turn hold a 98.0 percent equity interest in the following Mexican limited liability entities (the “SRLs”): AMB Acción San Martín Obispo I, S. de R.L. de C.V., AMB-Acción Centro Logístico Parque 1, S. de R.L. de C.V., AMB-Acción GDL 1, S. de R.L. de C.V., AMB-Acción San Martin Obispo II, S. de R.L. de C.V., AMB-Acción Corregidora Distribution Center, S. de R.L. de C.V. , AMB-Acción Apodaca Industrial Park 2, S. de R.L. de C.V., AMB-Acción Arbolada Distribution Center, S. de R.L. de C.V., AMB-Acción Los Altos Industrial Park 1, S. de R.L. de C.V., AMB Ocotillo, S. de R.L. de C.V. and AMB Acción GDL 2, de R.L. de C.V.

As of December 31, 2009, the Company owned 26 industrial buildings (the “Properties”), 13 in Guadalajara, 11 in Mexico City, 1 in Queretaro and 1 in Tijuana, totaling approximately 6.3 million square feet (unaudited).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company and the Company’s controlled subsidiaries. Noncontrolling interests are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Foreign Currency Remeasurement and Transactions.  The U.S. dollar is the functional currency for the Company’s Mexican operations as it is the currency of the primary economic environment in which the Company

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operates. Monetary assets and liabilities denominated in Mexican pesos are remeasured using the exchange rate at the balance sheet date. Non-monetary assets and liabilities are reported at historical U.S. dollar balances. Income and expenses denominated in Mexican pesos are remeasured in a manner that approximates the weighted average exchange rates for the quarter. Foreign currency remeasurement and transaction gains and losses are included in other income (expense) in the consolidated statement of operations. During the year ended December 31, 2009, the Company reported foreign currency remeasurement and transaction losses of approximately $0.4 million.

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

Prior to January 1, 2009, the initial cost of buildings and improvements included the purchase price of the property or interest in the property including legal fees and acquisition costs. Pursuant to the Company’s adoption of policies related to accounting for business combinations, legal fees and acquisition costs are now expensed and included in general and administrative expenses in the accompanying consolidated statement of operations.

Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or improvements that extend the economic useful life of assets are capitalized.

The Company records at acquisition an intangible asset for the value attributable to in-place leases and lease origination costs. As of December 31, 2009, the Company has recorded intangible assets in the amounts of $7.8 million and $9.5 million for the value attributable to in-place leases and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present value of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management of the Company determines estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. The management of the Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2009.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2009, deferred financing costs were $0.9 million, net of accumulated amortization.

Noncontrolling Interests.  Noncontrolling interests represent interests held by AMB and affiliates of AMB (“AMB Mexico”) in various Company entities. Such investments are consolidated because the Company owns a majority interest and exercises control through the ability to control major operating decisions.

Members’ Deficit.  Profits and losses of the Company are allocated to each of the members in accordance with the Agreement. Distributions are made to each of the members in accordance with the Agreement.

Rental Revenues.  The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period in which the applicable expenses are incurred. In addition, the Company nets its bad debt expense against rental income for financial reporting purposes. No bad debt expense was recorded for the year ended December 31, 2009.

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

Effective January 1, 2008, the Company adopted policies related to accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, and such adoption did not have a material impact on the Company.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Company in its trade areas. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the level of rent that can be received. The Company has one tenant that accounted for 14.0 percent of rental revenues for the year ended December 31, 2009.

Fair Value of Financial Instruments.  As of December 31, 2009, the Company’s financial instruments include mortgage loans payable and lines of credit. Based on borrowing rates available to the Company at December 31, 2009, the estimated fair value of the mortgage loans payable and lines of credit was $215.2 million.

New Accounting Pronouncements.  Effective January 1, 2009, the Company adopted policies related to accounting for business combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquirer’s income tax valuation allowance. This adoption did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, the Company has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances within the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net loss retroactively includes the portion of loss attributable to noncontrolling interests.

Effective June 2009, the Company adopted a policy related to disclosures of subsequent events, which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This adoption did not have any impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 2009, the Company has adopted the Codification, which did not have a material impact on the Company’s financial statements.

3.	DEBT

As of December 31, 2009, debt consisted of the following:

(Dollars in thousands)

Mortgage loans, fixed interest rate ranging from 6.6% of 6.9%, due on January 15, 2012	$145,146
Mortgage loan, variable interest rate of 1.9% over 30-day LIBOR (2.1% at December 31, 2009), due on January 15, 2012	22,034
Subscription line of credit of $56,000, variable interest rate of 1.0% over 30-day LIBOR as of December 31, 2009 (1.2% at December 31, 2009), due on July 27, 2011	47,060
Subscription line of credit of $14,000, variable interest rate of 1.3% over 30-day LIBOR as of December 31, 2009 (1.5% at December 31, 2009), due on July 27, 2011	11,765
Unsecured shareholder loan payable to AMB, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.5% at December 31, 2009) with maturity dates ranging from December 31, 2012 to June 30, 2018	17,928
Unsecured shareholder loan payable to GIC, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.5% at December 31, 2009) with maturity dates ranging from December 31, 2012 to June 30, 2018	71,690
Unsecured shareholder loan payable to AMB Mexico, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.5% at December 31, 2009) with maturity dates ranging from December 31, 2012 to June 30, 2018	1,829

Total consolidated debt	$317,452

During the year ended December 31, 2009, the Company recorded interest expense of $15.0 million, related to unsecured shareholder loans payable to AMB and GIC. During the year ended December 31, 2009, the Company recorded interest expense of $0.3 million related to unsecured shareholder loans payable to AMB Mexico.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled principal payments of the Company’s mortgage loans payable and lines of credit as of December 31, 2009 were as follows:

(Dollars in thousands)

2010	$3,411
2011	62,439
2012	160,155

Total	$226,005

4.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2009. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Dollars in thousands)

2010	$26,853
2011	23,777
2012	22,903
2013	17,501
2014	12,092
Thereafter	28,016

Total	$131,142

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $6.7 million for the year ended December 31, 2009. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

5.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2009
(Dollars in thousands)

Cash paid for interest	$19,051

Cash paid for income taxes	$2,363

Decrease in accounts payable related to capital improvements	$(2)

6.	INCOME AND FLAT TAXES

In November 2009, the Mexican legislative branch approved the 2010 Mexican Tax Reform Bill. The primary change in the Mexican tax law that impacts the Company is the income tax rate change. The corporate income tax rate will be increased from 28.0 percent to 30.0 percent for the period from January 1, 2010 through December 31, 2012, and will then be scaled back to 29.0 percent in 2013, and finally back to 28.0 percent in 2014 and future years. Accordingly, the deferred taxes were measured at 30.0 percent as of December 31, 2009.

As a U.S. limited liability company, the allocated share of income or loss of the Company is included in the income tax returns of the individual equity interest owners. The Company’s Mexican subsidiaries are subject to Mexican statutory income and flat tax laws.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company had prepaid taxes to the Government of Mexico in the amount of $2.4 million, which is offset against current taxes payable in the accompanying consolidated balance sheet.

The Company’s current income tax provision was computed based on the Mexican statutory rate of 28.0 percent. The flat tax provision was computed at the Mexican statutory rate of 17.0 percent.

Mexican income and flat tax expense for the year ended December 31, 2009 were as follows:

(Dollars in thousands)

Current income and flat tax expense	$(2,341)
Deferred income tax expense	(1,450)

Total expense for income and flat taxes	$(3,791)

For tax purposes, as of December 31, 2009, the Company has Mexican net operating loss carry-forwards of $35.6 million, which will be available to offset future taxable income. If not used, this carry-forward will expire between 2012 and 2019.

The Company’s deferred tax assets primarily relate to the value of tax net operating losses. The Company’s deferred tax liabilities relate to the differences between the basis for financial reporting purposes and tax reporting purposes. As of December 31, 2009, management believes that it is more likely than not that any deferred tax asset that exceeds the deferred tax liability will not be realized and therefore is offset with a valuation allowance. This analysis is completed for each Mexican subsidiary.

7.	TRANSACTIONS WITH SHAREHOLDERS AND RELATED PARTIES

Pursuant to the Agreement, the Company records management/consulting fees to AMB and AMB Mexico at a rate of 7.35 percent and 0.15 percent, respectively, of the net operating income of each SRL. The management/consulting fees are payable on a quarterly basis. Management/consulting fees are included in general and administrative expenses in the accompanying consolidated statement of operations. The Company recorded management/consulting fees to AMB and AMB Mexico of $2.2 million for the year ended December 31, 2009.

In addition, the Agreement states that AMB and AMB Mexico will receive in aggregate acquisition fees equal to 0.9 percent of the acquisition cost of any assets purchased by the Company other than assets purchased from an AMB-affiliated entity. The Company paid no acquisition fees to AMB and AMB Mexico during the year ended December 31, 2009. Prior to January 1, 2009, acquisition fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheet. Pursuant to the Company’s adoption of policies related to accounting for business combinations, acquisition costs are now expensed and included in general and administrative expenses in the accompanying consolidated statement of operations.

AMB will be entitled to receive a promote distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR, reflecting the hypothetical dissolution of the Company at December 31, 2011, or actual dissolution of the Company. As of December 31, 2009, no promote distribution had been earned by AMB.

As of December 31, 2009, the Company had obligations to AMB of $2.6 million, which is primarily related to the unpaid portion of the purchase price of the properties acquired at the Date of Inception.

The SRLs are charged property management and accounting fees from AMB Mexico. The property management and accounting fees are calculated at a rate of 3.0 percent of net rental income as defined in the various SRL project agreements. Property management and accounting fees are included as part of property operating costs in

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the accompanying consolidated statement of operations. The Company incurred property management and accounting fees to AMB Mexico of $1.0 million for the year ended December 31, 2009.

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third-party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Contingent and unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, and accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to approximately $0.2 million for the year ended December 31, 2009.

8.	COMMITMENTS AND CONTINGENCIES

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

9.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company evaluated subsequent events occurring through February 11, 2010, the date these financial statements were issued, in accordance with the Company’s policy related to disclosures of subsequent events.

AMB-SGP MEXICO, LLC

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Members of
AMB-SGP Mexico, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of members’ capital and noncontrolling interests and of cash flows present fairly, in all material respects, the financial position of AMB-SGP Mexico, LLC and its subsidiaries (collectively, the “Company”) at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 10 to the financial statements, the Company adopted accounting standards related to noncontrolling interests effective January 1, 2009. All amounts have been reclassified herein to conform to 2009 presentation.

/s/ PricewaterhouseCoopers LLP
February 12, 2009, except for Note 10 as to which the date is February 11, 2010

AMB-SGP MEXICO, LLC

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008

(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$73,633
Buildings and improvements	280,350

Total investments in real estate	353,983
Accumulated depreciation and amortization	(21,962)

Net investments in real estate	332,021
Cash and cash equivalents	9,378
Accounts receivables and other assets	2,195
Deferred financing costs, net	1,291

Total assets	$344,885

LIABILITIES, MEMBERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$170,403
Lines of credit	58,825
Shareholder loans payable	91,447
Accounts payable and other liabilities	1,773
Due to related parties	2,770
Interest payable	15,866
Security deposits	3,009

Total liabilities	344,093

Commitments and contingencies (Note 9)
Members’ capital:
AMB Property, L.P.	188
Industrial (Mexico) JV Pte Ltd	594

Total members’ capital	782
Noncontrolling interests	10

Total members’ capital and noncontrolling interests	792

Total liabilities, members’ capital and noncontrolling interests	$344,885

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

RENTAL REVENUES	$33,009
COSTS AND EXPENSES
Property operating costs	4,507
Real estate taxes and insurance	731
Depreciation and amortization	9,605
General and administrative	2,678

Total costs and expenses	17,521

Operating income	15,488
OTHER INCOME AND EXPENSES
Interest and other income (expense)	(480)
Interest, including amortization	(27,413)

Total other income and expenses	(27,893)

Loss before noncontrolling interests and provision for income and flat taxes	(12,405)

Benefit (expense) for income and flat taxes:
Current	(1,325)
Deferred	256

Net loss	(13,474)
Noncontrolling interests’ share of net loss	392

Net loss available to members	$(13,082)

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2008

	AMB	Industrial (Mexico)	Noncontrolling
	Property, L.P.	JV Pte Ltd	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2007	$1,013	$4,092	$161	$5,266
Contributions	1,685	7,074	241	9,000
Net loss	(2,510)	(10,572)	(392)	(13,474)

Balance at December 31, 2008	$188	$594	$10	$792

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,605
Finance cost amortization	653
Straight-line rents	227
Deferred taxes	(256)
Changes in assets and liabilities:
Accounts receivables and other assets	8,526
Prepaid income taxes	(339)
Accounts payable and other liabilities	(1,215)
Due to related parties	(14)
Interest payable	2,738
Security deposits	(147)

Net cash provided by operating activities	6,304

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties	(1,185)
Net cash paid for property acquisitions	(91,097)

Net cash used in investing activities	(92,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members	8,759
Contributions from noncontrolling interests	241
Payments on mortgage loans payable	(3,046)
Payment of financing costs	(167)
Borrowings on lines of credit	58,825
Borrowings on shareholder loans payable	23,840

Net cash provided by financing activities	88,452

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,474
CASH AND CASH EQUIVALENTS — Beginning of year	6,904

CASH AND CASH EQUIVALENTS — End of year	$9,378

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

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company and the Company’s controlled subsidiaries. Noncontrolling interests are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Foreign Currency Remeasurement and Transactions.  The U.S. dollar is the functional currency for the Company’s Mexican operations as it is the currency of the primary economic environment in which the Company operates. Monetary assets and liabilities denominated in Mexican pesos are remeasured using the exchange rate at

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the balance sheet date. Non-monetary assets and liabilities are reported at historical U.S. dollar balances. Income and expenses denominated in Mexican pesos are remeasured in a manner that approximates the weighted average exchange rates for the quarter. Foreign currency remeasurement and transaction gains and losses are included in other income (expense) in the consolidated statement of operations. During the year ended December 31, 2008, the Company reported foreign currency remeasurement and transaction losses of approximately $1.2 million.

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

The Company records at acquisition an intangible asset for the value attributable to in-place leases and lease origination costs. As of December 31, 2008, the Company has recorded intangible assets in the amounts of $7.8 million and $9.5 million for the value attributable to in-place leases and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present value of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The management of the Company determines estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. The management of the Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2008.

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

Noncontrolling Interests.  Noncontrolling interests represent interests held by AMB and AMB Property Mexico (“AMB Mexico”), formerly known as G. Acción, S.A. de C.V. (“G. Acción”), in various Company entities. Such investments are consolidated because the Company owns a majority interest and exercises control through the ability to control major operating decisions.

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

Effective January 1, 2008, the Company adopted policies related to accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, and such adoption did not have a material impact on the Company.

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

New Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued a policy related to accounting for business combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This policy is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact that the adoption of this policy will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued a policy related to accounting for disclosures about derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This policy is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact of the adoption of this policy.

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

4.	DEBT

As of December 31, 2008, debt consisted of the following:

(Dollars in thousands)

Mortgage loans, fixed interest rate ranging from 6.6% of 6.9%, due on January 15, 2012	$147,964
Mortgage loan, variable interest rate of 1.9% over 30-day LIBOR (2.3% at December 31, 2008), due on January 15, 2012	22,439
Subscription line of credit of $56,000, variable interest rate of 1.0% over 30-day LIBOR as of December 31, 2008 (1.4% at December 31, 2008), due on July 27, 2011	47,060
Subscription line of credit of $14,000, variable interest rate of 1.3% over 30-day LIBOR as of December 31, 2008 (1.7% at December 31, 2008), due on July 27, 2011	11,765
Unsecured shareholder loan payable to AMB, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.5% at December 31, 2008) with maturity dates ranging from December 31, 2012 to June 30, 2018	17,928
Unsecured shareholder loan payable to GIC, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.5% at December 31, 2008) with maturity dates ranging from December 31, 2012 to June 30, 2018	71,690
Unsecured shareholder loan payable to AMB Mexico, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 16.5% at December 31, 2008) with maturity dates ranging from December 31, 2012 to June 30, 2018	1,829

Total consolidated debt	$320,675

During the year ended December 31, 2008, the Company amended the maturity date for its lines of credit, which expired on July 26, 2008. The new maturity date for these lines of credit is July 27, 2011.

During the year ended December 31, 2008, the Company recorded interest expense of $13.2 million, related to unsecured shareholder loans payable to AMB and GIC. During the year ended December 31, 2008, the Company recorded interest expense of $0.3 million, related to unsecured shareholder loans payable to AMB Mexico.

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

AMB-SGP MEXICO, LLC

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

Mexican income and flat tax expense for the year ended December 31, 2008 were as follows:

(Dollars in thousands)

Current income and flat tax (expense)	$(1,325)
Deferred income tax benefit	256

Total (expense) benefit for income and flat taxes	$(1,069)

For tax purposes, as of December 31, 2008, the Company has Mexican net operating loss carry-forwards of approximately $59.9 million, which will be available to offset future taxable income. If not used, this carry-forward will expire between 2012 and 2018.

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

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Agreement states that AMB and AMB Mexico will receive in aggregate acquisition fees equal to 0.9 percent of the acquisition cost of any assets purchased by the Company other than assets purchased from an AMB-affiliated entity. The Company paid no acquisition fees to AMB and AMB Mexico for the year ended December 31, 2008.

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

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third-party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Contingent and unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, and accrued but unpaid liabilities incurred in the ordinary course of business.

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

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	RECLASSIFICATIONS

Effective January 1, 2009, the Company adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, the Company has retroactively renamed minority interests as noncontrolling interests and has reclassified these balances within the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net loss retroactively includes the portion of loss attributable to noncontrolling interests.

AMB-SGP MEXICO, LLC

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(Report not required)

AMB-SGP MEXICO, LLC

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

(Report not Required)
(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$59,849
Buildings and improvements	202,590

Total investments in real estate	262,439
Accumulated depreciation and amortization	(12,357)

Net investments in real estate	250,082
Cash and cash equivalents	6,904
Accounts receivables and other assets	8,555
Deferred financing costs, net	1,777

Total assets	$267,318

LIABILITIES, MEMBERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$173,449
Shareholder loans payable	67,607
Accounts payable and other liabilities	2,539
Due to related parties	2,784
Interest payable	13,128
Security deposits	2,289
Deferred tax liabilities	256

Total liabilities	262,052

Commitments and contingencies (Note 9)
Members’ capital:
AMB Property, L.P.	1,013
Industrial (Mexico) JV Pte Ltd	4,092

Total members’ capital	5,105
Noncontrolling interests	161

Total members’ capital and noncontrolling interests	5,266

Total liabilities, members’ capital and noncontrolling interests	$267,318

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

(Report not Required)
(Dollars in thousands)

RENTAL REVENUES	$24,026
COSTS AND EXPENSES
Property operating costs	3,290
Real estate taxes and insurance	539
Depreciation and amortization	5,959
General and administrative	2,061

Total costs and expenses	11,849

Operating income	12,177
OTHER INCOME AND EXPENSES
Interest and other income	148
Interest, including amortization	(21,383)

Total other income and expenses	(21,235)

Loss before noncontrolling interests and provision for income and flat taxes	(9,058)

Expense for income and asset taxes:
Current	(2,352)
Deferred	(377)

Net loss	(11,787)
Noncontrolling interests’ share of net loss	335

Net loss available to members	$(11,452)

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2007

	(Report not Required)
		Industrial (Mexico)	Noncontrolling
	AMB Property, L.P.	JV Pte Ltd	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2006	$1,652	$6,784	$228	$8,664
Contributions	1,707	7,190	285	9,182
Distributions	(149)	(627)	(17)	(793)
Net loss	(2,197)	(9,255)	(335)	(11,787)

Balance at December 31, 2007	$1,013	$4,092	$161	$5,266

The accompanying notes are an integral part of the consolidated financial statement.

AMB-SGP MEXICO, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

(Report not Required)
(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,959
Finance cost amortization	677
Straight-line rents	(245)
Deferred taxes	377
Changes in assets and liabilities:
Accounts receivables and other assets	(6,892)
Prepaid income taxes	(1,810)
Accounts payable and other liabilities	2,022
Due to related parties	(136)
Interest payable	5,442
Security deposits	938

Net cash used in operating activities	(5,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to properties	(1,075)
Net cash paid for property acquisitions	(96,019)

Net cash used in investing activities	(97,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members	8,897
Contributions from noncontrolling interests	285
Distributions to members	(776)
Distributions to noncontrolling interests	(17)
Borrowings on mortgage loans payable	80,170
Payments on mortgage loans payable	(1,720)
Payment of financing costs	(630)
Borrowings on lines of credit	55,851
Payments on lines of credit	(67,551)
Borrowings on shareholder loans payable	24,936

Net cash provided by financing activities	99,445

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,104)
CASH AND CASH EQUIVALENTS — Beginning of year	10,008

CASH AND CASH EQUIVALENTS — End of year	$6,904

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

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of the Company and the Company’s controlled subsidiaries. Noncontrolling interests are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Foreign Currency Remeasurement and Transactions.  The U.S. dollar is the functional currency for the Company’s Mexican operations as it is the currency of the primary economic environment in which the Company operates. Monetary assets and liabilities denominated in Mexican pesos are remeasured using the exchange rate at

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the balance sheet date. Non-monetary assets and liabilities are reported at historical U.S. dollar balances. Income and expenses denominated in Mexican pesos are remeasured in a manner that approximates the weighted average exchange rates for the quarter. Foreign currency remeasurement and transaction gains and losses are included in other income in the consolidated statement of operations. During the year ended December 31, 2007, the Company reported foreign currency remeasurement and transaction losses of approximately $0.2 million.

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

Real Estate Impairment Losses.  Carrying values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. When the carrying value of a property is greater than its estimated fair value, based on the intended use and holding period, an impairment charge to earnings is recognized for the excess over its estimated fair value less costs to sell. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the lower of cost or the present value of expected cash flows over the expected hold period. An impairment charge to earnings is recognized for the excess of the asset’s carrying value over the lower of cost or the present value of expected cash flows over the expected hold period. If an asset is intended to be sold, impairment is determined using the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The management of the Company determines estimated fair values based on its assumptions regarding rental rates, lease-up and holding periods, as well as sales prices. The management of the Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2007.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the term of the related loan. As of December 31, 2007, deferred financing costs were $1.8 million, net of accumulated amortization.

Noncontrolling Interests.  Noncontrolling interests represent interests held by AMB and G. Acción, S.A. de C.V. (“G. Acción”), a 38.9 percent owned entity of AMB, in various Company entities. Such investments are consolidated because the Company owns a majority interest and exercises control through the ability to control major operating decisions.

Members’ Capital.  Profits and losses of the Company are allocated to each of the members in accordance with the Agreement. Distributions are made to each of the members in accordance with the Agreement.

Rental Revenues.  The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period in which the applicable expenses are incurred. In addition, the Company nets its bad debt expense against rental income for financial reporting purposes. No bad debt expense was recorded for the year ended December 31, 2007.

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

New Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued a policy related to accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. Adoption of this policy, on January 1, 2007, did not have a material impact on the Company.

In September 2006, the FASB issued a policy related to accounting for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This policy is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of this policy will have a material impact on its financial position, results of operations or cash flows.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued a policy related to the accounting for the fair value option for financial assets and liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This policy is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company does not believe that the adoption of this policy will have a material impact on its financial position, results of operations or cash flows.

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

4.	DEBT

As of December 31, 2007, debt consisted of the following:

(Dollars in thousands)

Mortgage loans, fixed interest rate ranging from 6.6% of 6.9%, due on January 15, 2012	$150,728
Mortgage loan, variable interest rate of 1.9% over 30-day LIBOR (6.5% at December 31, 2007), due on January 15, 2012	22,721
Unsecured shareholder loan payable to AMB, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 17.4% at December 31, 2007) with maturity dates ranging from December 31, 2012 to June 30, 2018	13,257
Unsecured shareholder loan payable to GIC, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 17.4% at December 31, 2007) with maturity dates ranging from December 31, 2012 to June 30, 2018	53,008
Unsecured shareholder loan payable to G’Accion, fixed interest rates ranging from 14.0% to 20.0% (weighted average rate of 17.4% at December 31, 2007) with maturity dates ranging from December 31, 2012 to June 30, 2018	1,342

Total consolidated debt	$241,056

On November 16, 2007, the Company repaid the outstanding balance on its lines of credit secured by capital commitments to the Company.

During the year ended December 31, 2007, the Company obtained one mortgage loan payable totaling $61.0 million. This loan bears interest at a fixed rate of 6.6 percent and matures on January 15, 2012.

During the year ended December 31, 2007, the Company recorded interest expense of $10.0 million, related to unsecured shareholder loans payable to AMB and GIC. During the year ended December 31, 2007, the Company recorded interest expense of $0.2 million, related to unsecured shareholder loans payable to G’Accion.

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

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $2.9 million for the year ended December 31, 2007. This amount is included as rental revenues in the accompanying consolidated statement of operations. Some leases contain options to renew.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2007
(Dollars in thousands)

Cash paid for interest	$15,264

Cash paid for income taxes	$1,810

Decrease in accounts payable related to capital improvements	$(4)

Acquisition of properties	$95,987
Non-cash transactions:
Assumption of other assets and liabilities	32

Net cash paid for property acquisitions	$96,019

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME AND ASSET TAXES

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

As of December 31, 2007, the Company prepaid taxes to the Government of Mexico in the amount of $2.0 million, which is offset against current taxes payable in the accompanying consolidated balance sheet.

The Company’s income tax provision was computed based on the 2007 Mexican statutory rate of 28.0 percent.

Mexican income and asset tax expense for the year ended December 31, 2007 were as follows:

(Dollars in thousands)

Current income and asset tax expense	$(2,352)
Deferred income tax expense	(377)

Total expense for income taxes	$(2,729)

For tax purposes, as of December 31, 2007, the Company has Mexican net operating loss carry-forwards of approximately $26.9 million, which will be available to offset future taxable income. If not used, this carry-forward will expire between 2012 and 2017.

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

Pursuant to the Agreement, the Company records management/consulting fees to AMB and G. Acción at a rate of 7.35 percent and 0.15 percent, respectively, of the net operating income of each SRL. The management/consulting fees are payable on a quarterly basis. Management/consulting fees are included in general and administrative expenses in the accompanying consolidated statement of operations. The Company recorded management/consulting fees to AMB and G. Acción of $1.5 million for the year ended December 31, 2007.

In addition, the Agreement states that AMB and G. Acción will receive in aggregate acquisition fees equal to 0.9 percent of the acquisition cost of any assets purchased by the Company other than assets purchased from an AMB-affiliated entity. The Company paid acquisition fees to AMB and G. Accion of $0.1 million and $0.5 million, respectively, for the year ended December 31, 2007. These fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheet.

AMB will be entitled to receive a promote distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR, reflecting the hypothetical dissolution of the Company at December 31, 2011, or actual dissolution of the Company. As of December 31, 2007, no promote distribution had been earned by AMB.

As of December 31, 2007, the Company had obligations to AMB and G. Acción of $2.8 million, primarily related to the unpaid portion of the purchase price of the properties acquired at the Date of Inception.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The SRLs are charged property management fees from G. Acción. The property management fees are calculated at a rate of 3.0 percent of net rental income as defined in the various SRL project agreements. Property management fees are included as part of property operating costs in the accompanying consolidated statement of operations. The Company incurred property management fees to G. Acción of $0.7 million for year ended December 31, 2007.

In December 2001, AMB formed a wholly-owned captive insurance company, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance company is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third-party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, and accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to approximately $0.3 million for the year ended December 31, 2007.

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

General Uninsured Losses.  The Company carries liability, flood, environmental, terrorism and property and rental loss insurance. The Company believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss and the cost of such coverage and industry practice. In addition, certain of the Company’s properties are located in areas that are subject to earthquake activity; therefore, the Company has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of wars that may be either uninsurable or not economically insurable. Although, the Company has obtained coverage for certain acts of terrorism, with policy specifications and insured limits, that the Company believes are commercially reasonable, it is not certain that the Company will be able to collect under such policies. If an uninsured loss occurs, the Company could lose its investment in and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies which apply to properties owned or managed by AMB, including properties owned by the Company.

AMB-SGP MEXICO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	RECLASSIFICATIONS

Effective January 1, 2009, the Company adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, the Company has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the capital section of the consolidated balance sheet. In addition, on the consolidated statement of operations, the presentation of net loss retroactively includes the portion of income attributable to noncontrolling interests.

EXHIBIT INDEX

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.19 to AMB Property Corporation’s Registration Statement on Form 8-A filed on December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Registration Statement on Form 8-A filed on August 24, 2006).
3.6	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.7	Articles Supplementary Redesignating and Reclassifying 510,000 Shares of 8.00% Series I Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.8	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series J Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.9	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series K Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.10	Sixth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 25, 2008).
3.11	Articles Supplementary Redesignating and Reclassifying 1,595,337 Shares of 7.18% Series D Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on December 22, 2009).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 to AMB Property Corporation’s Form 8-A filed on August 24, 2006).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001).

Exhibit
Number	Description

4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004).
4.10	$175,000,000 Fixed Rate Note No, B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005).
4.11	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.12	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form S-11 (No. 333-49163)).
4.13	Second Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.14	Third Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Fourth Supplemental Indenture dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K/A filed on November 16, 2000).
4.16	Fifth Supplemental Indenture dated as of May 7, 2002 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.17	Sixth Supplemental Indenture dated as of July 11, 2005 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.18	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).
4.19	Seventh Supplemental Indenture dated as of August 10, 2006 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006).
4.20	$175,000,000 Fixed Rate Note No. FXR-C-1 dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 15, 2006).
4.21	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.22	Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).

Exhibit
Number		Description

4.23		Registration Rights Agreement dated as of May 5, 1999 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.24		Registration Rights Agreement dated as of November 1, 2006 by and among AMB Property Corporation, AMB Property II, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.25		$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on 8-K filed on May 1, 2008).
4.26		$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.27		$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000 attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.28		Registration Rights Agreement dated as of November 10, 2009 by and between AMB Property Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 10, 2009).
4.29		Eighth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
4.30		Ninth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
4.31		6.125% Notes due 2016, attaching Parent Guarantee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
4.32		6.625% Notes due 2019, attaching Parent Guarantee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Current Report on Form 8-K filed on November 20, 2009).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 30, 2006).
10.6		Fifteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 19, 2010.
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number		Description

10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, and J.P. Morgan Europe Limited, as administrative agents, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.10 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.11 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006).
10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers (incorporated by reference to Exhibit 10.17 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).
*10	.17	Separation Agreement and Release of All Claims, dated November 20, 2006, by and between AMB Property Corporation and W. Blake Baird (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
*10	.18	Separation Agreement and Release of All Claims, dated November 21, 2006, by and between AMB Property Corporation and Michael A. Coke (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on November 24, 2006).
10.19		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.20	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.21	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.22	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.23	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Form 8-K filed on February 21, 2007).
10.24	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2007).
10.25	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 20, 2007).
10.26	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.27	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.28	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008).

Exhibit
Number		Description

10.29		Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008).
10.30		AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008).
10.31		Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008).
10.32		Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008).
10.33		Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008).
10.34		Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008).
10.35		Termination Letter, dated December 29, 2008, from ING Real Estate Finance N.V., as Facility Agent, to AMB Fund Management S.à.r.l., acting in its own name but on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on January 5, 2009).
10.36		Amendment No. 1 to Credit Agreement, dated as of January 26, 2009, by and among AMB Property, L.P., AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, and HSBC Bank USA, National Association and U.S. Bank National Association, as documentation agents (incorporated by reference to Exhibit 10.37 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.37	Separation Agreement and Release of All Claims, dated September 18, 2009, by and between AMB Property Corporation and John T. Roberts, Jr. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 23, 2009).

Exhibit
Number	Description

10.38	Credit Agreement, dated as of October 15, 2009, by and among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent for Euros, Sumitomo Mitsui Banking Corporation, as administrative agent for Yen and syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Calyon Credit Agricole CIB, New York Branch, and U.S. Bank National Association, and HSBC Bank USA, National Association, as documentation agents, AMB European Investments LLC and AMB Japan Finance, Y.K., as the initial qualified borrowers, and a syndicate of banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.39	Guaranty of Payment, dated as of October 15, 2009, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.40	Qualified Borrower Guaranty, dated as of October 15, 2009, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Administrative Agent, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
21.1	Subsidiaries of AMB Property Corporation.
21.2	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in signature pages of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 19, 2010.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated February 19, 2010.
32.1	18 U.S.C. § 1350 Certifications dated February 19, 2010. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated February 19, 2010. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

*	Management contract or compensatory plan or arrangement