Form 10-Q
period 2010-03-31
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2010-04-30
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 28, 2010, there were 168,169,734 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2010 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of March 31, 2010, the parent company owned an approximate 97.8% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of March 31, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the parent company and those of the operating partnership. The common limited partnership interests in the operating partnership are accounted for as partners’ capital in the operating partnership’s financial statements and as noncontrolling interests in the parent company’s financial statements. The noncontrolling interests in the operating partnership’s financial statements include the interests of joint venture partners, and preferred limited partnership unitholders and common limited partnership unitholders of AMB Property II, L.P., a subsidiary of the operating partnership. The noncontrolling interests in the parent company’s financial statements include the same noncontrolling interests at the operating partnership level and limited partnership unitholders of the operating partnership. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the parent company and operating partnership levels.

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

In order to highlight the differences between the parent company and the operating partnership, the separate sections in this report for the parent company and the operating partnership specifically refer to the parent company and the operating partnership. In the sections that combine disclosure of the parent company and the operating partnership, this report refers to actions or holdings as being actions or holdings of the company. Although the operating partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the company is appropriate because the business is one enterprise and the parent company operates the business through the operating partnership.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements of AMB Property Corporation

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,365,305	$1,317,461
Land held for development	598,440	591,489
Buildings and improvements	4,624,494	4,439,313
Construction in progress	192,704	360,397

Total investments in properties	6,780,943	6,708,660
Accumulated depreciation and amortization	(1,156,998)	(1,113,808)

Net investments in properties	5,623,945	5,594,852
Investments in unconsolidated joint ventures	606,838	462,130
Properties held for sale or contribution, net	147,838	214,426

Net investments in real estate	6,378,621	6,271,408
Cash and cash equivalents	153,389	187,169
Restricted cash	21,949	18,908
Accounts receivable, net of allowance for doubtful accounts of $11,466 and $11,715, respectively	142,393	155,958
Deferred financing costs, net	22,354	24,883
Other assets	190,765	183,632

Total assets	$6,909,471	$6,841,958

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$963,893	$1,096,554
Unsecured senior debt	1,155,945	1,155,529
Unsecured credit facilities	715,998	477,630
Other debt	477,884	482,883

Total debt	3,313,720	3,212,596
Security deposits	52,263	53,283
Dividends payable	46,234	46,041
Accounts payable and other liabilities	246,159	238,718

Total liabilities	3,658,376	3,550,638
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 149,945,215 and 149,258,376 issued and outstanding, respectively	1,496	1,489
Additional paid-in capital	2,705,104	2,740,307
Retained deficit	(33,111)	(29,008)
Accumulated other comprehensive income	2,709	3,816

Total stockholders’ equity	2,899,610	2,940,016
Noncontrolling interests:
Joint venture partners	291,283	289,909
Limited partnership unitholders	60,202	61,395

Total noncontrolling interests	351,485	351,304

Total equity	3,251,095	3,291,320

Total liabilities and equity	$6,909,471	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands, except share and
	per share amounts)

REVENUES
Rental revenues	$150,507	$151,724
Private capital revenues	7,445	11,695

Total revenues	157,952	163,419

COSTS AND EXPENSES
Property operating costs	(28,859)	(30,046)
Real estate taxes	(20,850)	(19,342)
Depreciation and amortization	(48,634)	(42,125)
General and administrative	(31,951)	(31,313)
Restructuring charges	(2,973)	—
Fund costs	(314)	(261)
Real estate impairment losses	—	(175,887)
Other (expenses) income	(1,191)	662

Total costs and expenses	(134,772)	(298,312)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	4,803	33,286
Equity in earnings (losses) of unconsolidated joint ventures, net	3,875	(34)
Other income (expenses)	289	(7,069)
Interest expense, including amortization	(32,613)	(32,799)

Total other income and expenses, net	(23,646)	(6,616)

Loss from continuing operations	(466)	(141,509)

Discontinued operations:
Loss attributable to discontinued operations	(154)	(461)
Gains from sale of real estate interests, net of taxes	—	18,946

Total discontinued operations	(154)	18,485

Net loss	(620)	(123,024)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net loss	375	1,846
Joint venture partners’ and limited partnership unitholders’ share of development profits	(106)	(1,108)
Preferred unitholders	—	(1,432)
Limited partnership unitholders	200	5,320

Total noncontrolling interests’ share of net loss	469	4,626

Net loss atrributable to AMB Property Corporation	(151)	(118,398)
Preferred stock dividends	(3,952)	(3,952)
Allocation to participating securities	(344)	(258)

Net loss available to common stockholders	$(4,447)	$(122,608)

Basic loss per common share attributable to common stockholders
Loss from continuing operations (after preferred stock dividends)	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common stockholders	$(0.03)	$(1.24)

Diluted loss per common share attributable to common stockholders
Loss from continuing operations (after preferred stock dividends)	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common stockholders	$(0.03)	$(1.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	148,666,418	98,915,587

Diluted	148,666,418	98,915,587

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY
 For the Three Months Ended March 31, 2010
(Unaudited, Dollars in thousands)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total

Balance as of December 31, 2009	$223,412	149,258,376	$1,489	$2,740,307	$(29,008)	$3,816	$351,304	$3,291,320
Net income (loss)	3,952	—	—	—	(4,103)	—	(469)
Unrealized gain on securities and derivatives	—	—	—	—	—	(1,700)	—
Currency translation adjustment	—	—	—	—	—	593	—
Total comprehensive loss								(1,727)
Contributions	—	—	—	—	—	—	3,769	3,769
Distributions and allocations	—	—	—	—	—	—	(2,173)	(2,173)
Stock-based compensation amortization and issuance of restricted stock, net	—	606,945	6	6,806	—	—	—	6,812
Exercise of stock options	—	79,894	1	1,547	—	—	—	1,548
Forfeiture of restricted stock	—	—	—	(1,671)	—	—	—	(1,671)
Dividends ($0.28 per share)	(3,952)	—	—	(41,885)	—	—	(946)	(46,783)

Balance as of March 31, 2010	$223,412	149,945,215	$1,496	$2,705,104	$(33,111)	$2,709	$351,485	$3,251,095

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620)	$(123,024)
Adjustments to net loss:
Straight-line rents and amortization of lease intangibles	(4,289)	(3,392)
Depreciation and amortization	48,634	42,125
Real estate impairment losses	—	175,887
Foreign exchange losses	2,837	2,291
Stock-based compensation amortization	6,812	7,304
Equity in earnings of unconsolidated joint ventures	(3,875)	34
Operating distributions received from unconsolidated joint ventures	5,316	2,952
Development profits, net of taxes	(4,803)	(33,286)
Debt premiums, discounts and finance cost amortization, net	3,341	3,092
Discontinued operations:
Depreciation and amortization	26	1,334
Real estate impairment losses	—	5,966
Gains from sale of real estate interests, net of taxes	—	(18,946)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,369)	4,577
Accounts payable and other liabilities	18,055	(5,089)

Net cash provided by operating activities	70,065	61,825
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,085)	(3,311)
Cash paid for property acquisitions	(160)	—
Additions to land, buildings, development costs, building improvements and lease costs	(53,361)	(142,819)
Net proceeds from divestiture of real estate and securities	22,408	173,426
Additions to interests in unconsolidated joint ventures	(153,211)	(5,060)
Purchase of noncontrolling interest	—	(8,968)
Capital distributions received from unconsolidated joint ventures	—	1,977
Repayments from affiliates	4,157	—

Net cash (used in) provided by investing activities	(183,252)	15,245
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	—	552,501
Proceeds from stock option exercises	1,548	—
Borrowings on secured debt	4,903	14,010
Payments on secured debt	(134,070)	(8,070)
Borrowings on other debt	4,300	—
Payments on other debt	(4,183)	(212)
Borrowings on unsecured credit facilities	308,252	200,210
Payments on unsecured credit facilities	(67,443)	(698,242)
Payment of financing fees	(431)	(2,365)
Payments on senior debt	—	(100,000)
Contributions from joint venture partners	3,509	2,606
Dividends paid to common and preferred stockholders	(45,644)	(2,475)
Distributions to noncontrolling interests, including preferred units	(3,361)	(3,595)

Net cash provided by (used in) financing activities	67,380	(45,632)
Net effect of exchange rate changes on cash	12,027	7,629
Net (decrease) increase in cash and cash equivalents	(33,780)	39,067
Cash and cash equivalents at beginning of period	187,169	223,936

Cash and cash equivalents at end of period	$153,389	$263,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$15,994	$24,798

Non-cash transactions:
Contribution of properties to unconsolidated joint ventures, net	$—	$8,879

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,365,305	$1,317,461
Land held for development	598,440	591,489
Buildings and improvements	4,624,494	4,439,313
Construction in progress	192,704	360,397

Total investments in properties	6,780,943	6,708,660
Accumulated depreciation and amortization	(1,156,998)	(1,113,808)

Net investments in properties	5,623,945	5,594,852
Investments in unconsolidated joint ventures	606,838	462,130
Properties held for sale or contribution, net	147,838	214,426

Net investments in real estate	6,378,621	6,271,408
Cash and cash equivalents	153,389	187,169
Restricted cash	21,949	18,908
Accounts receivable, net of allowance for doubtful accounts of $11,466 and $11,715, respectively	142,393	155,958
Deferred financing costs, net	22,354	24,883
Other assets	190,765	183,632

Total assets	$6,909,471	$6,841,958

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$963,893	$1,096,554
Unsecured senior debt	1,155,945	1,155,529
Unsecured credit facilities	715,998	477,630
Other debt	477,884	482,883

Total debt	3,313,720	3,212,596
Security deposits	52,263	53,283
Distributions payable	46,234	46,041
Accounts payable and other liabilities	246,159	238,718

Total liabilities	3,658,376	3,550,638
Commitments and contingencies (Note 14)
Capital:
Partners’ capital:
General partner, 149,715,804 and 149,028,965 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	2,899,610	2,940,016
Limited partners, 2,119,928 and 2,119,928 units outstanding, respectively	37,802	38,561

Total partners’ capital	2,937,412	2,978,577
Noncontrolling interests:
Joint venture partners	291,283	289,909
Class B limited partnership unitholders	22,400	22,834

Total noncontrolling interests	313,683	312,743

Total capital	3,251,095	3,291,320

Total liabilities and capital	$6,909,471	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands, except unit and
	per unit amounts)

REVENUES
Rental revenues	$150,507	$151,724
Private capital revenues	7,445	11,695

Total revenues	157,952	163,419
COSTS AND EXPENSES
Property operating expenses	(28,859)	(30,046)
Real estate taxes	(20,850)	(19,342)
Depreciation and amortization	(48,634)	(42,125)
General and administrative	(31,951)	(31,313)
Restructuring charges	(2,973)	—
Fund costs	(314)	(261)
Real estate impairment losses	—	(175,887)
Other (expenses) income	(1,191)	662

Total costs and expenses	(134,772)	(298,312)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	4,803	33,286
Equity in earnings of unconsolidated joint ventures, net	3,875	(34)
Other income (expenses)	289	(7,069)
Interest expense, including amortization	(32,613)	(32,799)

Total other income and expenses, net	(23,646)	(6,616)

Loss from continuing operations	(466)	(141,509)

Discontinued operations:
Loss attributable to discontinued operations	(154)	(461)
Gains from sale of real estate interests, net of taxes	—	18,946

Total discontinued operations	(154)	18,485

Net loss	(620)	(123,024)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net loss	375	1,846
Joint venture partners’ and Class B limited partnership unitholders’
share of development profits	(39)	(406)
Preferred unitholders	—	(1,432)
Class B limited partnership unitholders	74	1,948

Total noncontrolling interests’ share of net loss	410	1,956

Net loss attributable to AMB Property, L.P.	(210)	(121,068)
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)
Allocation to participating securities	(344)	(258)

Net loss available to common unitholders	$(4,506)	$(125,278)

Loss available to common unitholders attributable to:
General partner	$(4,447)	$(122,608)
Limited partners	(59)	(2,670)

Net loss available to common unitholders	$(4,506)	$(125,278)

Basic loss per common unit attributable to common unitholders
Loss from continuing operations (after preferred unit distributions)	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common unitholders	$(0.03)	$(1.24)

Diluted loss per common unit attributable to common unitholders
Loss from continuing operations (after preferred unit distributions)	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common unitholders	$(0.03)	$(1.24)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	150,786,346	101,093,862

Diluted	150,786,346	101,093,862

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
 For the Three Months Ended March 31, 2010
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2009	9,300,000	$223,412	149,028,965	$2,716,604	2,119,928	$38,561	$312,743	$3,291,320
Net (loss) income	—	3,952	—	(4,103)	—	(59)	(410)
Unrealized gain on securities and derivatives	—	—	—	(1,700)	—	—	—
Currency translation adjustment	—	—	—	593	—	—	—
Total comprehensive loss								(1,727)
Contributions	—	—	—	—	—	—	3,769	3,769
Distributions and allocations	—	—	—	—	—	(106)	(2,067)	(2,173)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	606,945	6,812	—	—	—	6,812
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	79,894	1,548	—	—	—	1,548
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,671)	—	—	—	(1,671)
Distributions ($0.28 per unit)	—	(3,952)	—	(41,885)	—	(594)	(352)	(46,783)

Balance as of March 31, 2010	9,300,000	$223,412	149,715,804	$2,676,198	2,119,928	$37,802	$313,683	$3,251,095

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620)	$(123,024)
Adjustments to net loss:
Straight-line rents and amortization of lease intangibles	(4,289)	(3,392)
Depreciation and amortization	48,634	42,125
Real estate impairment losses	—	175,887
Foreign exchange losses	2,837	2,291
Stock-based compensation amortization	6,812	7,304
Equity in earnings of unconsolidated joint ventures	(3,875)	34
Operating distributions received from unconsolidated joint ventures	5,316	2,952
Development profits, net of taxes	(4,803)	(33,286)
Debt premiums, discounts and finance cost amortization, net	3,341	3,092
Discontinued operations:
Depreciation and amortization	26	1,334
Real estate impairment losses	—	5,966
Gains from sale of real estate interests, net of taxes	—	(18,946)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,369)	4,577
Accounts payable and other liabilities	18,055	(5,089)

Net cash provided by operating activities	70,065	61,825
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,085)	(3,311)
Cash paid for property acquisitions	(160)	—
Additions to land, buildings, development costs, building improvements and lease costs	(53,361)	(142,819)
Net proceeds from divestiture of real estate and securities	22,408	173,426
Additions to interests in unconsolidated joint ventures	(153,211)	(5,060)
Purchase of noncontrolling interest	—	(8,968)
Capital distributions received from unconsolidated joint ventures	—	1,977
Repayments from affiliates	4,157	—

Net cash (used in) provided by investing activities	(183,252)	15,245
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	—	552,501
Proceeds from stock option exercises	1,548	—
Borrowings on secured debt	4,903	14,010
Payments on secured debt	(134,070)	(8,070)
Borrowings on other debt	4,300	—
Payments on other debt	(4,183)	(212)
Borrowings on unsecured credit facilities	308,252	200,210
Payments on unsecured credit facilities	(67,443)	(698,242)
Payment of financing fees	(431)	(2,365)
Payments on senior debt	—	(100,000)
Contributions from joint venture partners	3,509	2,606
Distributions paid to partners	(46,238)	(3,085)
Distributions to noncontrolling interests, including preferred units	(2,767)	(2,985)

Net cash provided by (used in) financing activities	67,380	(45,632)
Net effect of exchange rate changes on cash	12,027	7,629
Net (decrease) increase in cash and cash equivalents	(33,780)	39,067
Cash and cash equivalents at beginning of period	187,169	223,936

Cash and cash equivalents at end of period	$153,389	$263,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$15,994	$24,798

Non-cash transactions:
Contribution of properties to unconsolidated joint ventures, net	$—	$8,879

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

As of March 31, 2010, the Parent Company owned an approximate 97.8% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of March 31, 2010, the Company had significant investments in three consolidated and five unconsolidated co-investment ventures.

Effective January 1, 2010, the name of the Company’s unconsolidated co-investment venture AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P.

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

As of March 31, 2010, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 155.7 million square feet (14.5 million square meters) in 48 markets within 15 countries.

Of the approximately 155.7 million square feet as of March 31, 2010:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 134.8 million square feet (principally, warehouse distribution buildings) that were 90.5% leased; the Company had investments in nine development projects, which are expected to total approximately 3.7 million square feet upon completion; and the Company owned 34 projects, totaling approximately 9.7 million square feet, which are available for sale or contribution;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating buildings, totaling approximately 7.4 million square feet; and

•	the Company held approximately 152,000 square feet through a ground lease, which is the location of the Company’s global headquarters.

2.	Interim Financial Statements

These consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The interim results for the three months ended March 31, 2010 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2009.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Real Estate Impairment Losses and Restructuring Charges.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. During the three months ended March 31, 2010, the Company did not recognize any real estate impairment losses. The Company recognized real estate impairment losses of $181.9 million during the three months ended March 31, 2009 on certain of its investments. These real estate impairment losses did not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

The Company recognized restructuring charges of approximately $3.0 million in the three months ended March 31, 2010 associated with severance and the termination of certain contractual obligations. The majority of the restructuring charges were cash-related expenses. The Company did not recognize any restructuring charges for the three months ended March 31, 2009.

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

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the Company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the Company’s positive intent and ability to hold the investment until the forecasted recovery. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. At March 31, 2010, the fair value of the investment in AMB U.S. Logistics Fund L.P. was less than the carrying value of the investment due to the fair value of the underlying properties being below the book value. No impairment charge was recognized for the three months ended March 31, 2010 because the Company deemed the impairment to be temporary. However, the Company’s analysis is an ongoing process and there can be no assurance that the Company will not recognize such impairment charges in the future.

Fair Value of Financial Instruments.  Effective April 1, 2009, the Financial Accounting Standards Board (FASB) issued guidance which the Company has adopted regarding the evaluation of the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to their short-term nature,

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at March 31, 2010, the book value and the estimated fair value of total debt (both secured and unsecured) were both $3.3 billion. The estimated fair value of Deferred Financing Costs approximates its book value. Refer to Note 15, Derivatives and Hedging Activities for their related fair value disclosures.

In September 2006, the FASB issued guidance, updated in October 2009 for interim periods beginning after December 15, 2009, related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of March 31, 2010
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$189,196	$189,196
Deferred compensation plan	19,199	—	—	19,199
Derivative assets	—	52	—	52
Investment securities	1,952	—	—	1,952
Liabilities:
Derivative liabilities	$—	$2,267	$—	$2,267
Deferred compensation plan	19,199	—	—	19,199

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$202,067	$202,067
Deferred compensation plan	22,905	—	—	22,905
Derivative assets	—	1,553	—	1,553
Investment securities	2,242	—	—	2,242
Liabilities:
Derivative liabilities	$—	$2,012	$—	$2,012
Deferred compensation plan	22,905	—	—	22,905

(1)	Represents certain real estate assets on a consolidated basis that are marked to their fair values at March 31, 2010, as a result of real estate impairment losses, net of recoveries in value.

New Accounting Pronouncements.  In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company has adopted this guidance as of January 1, 2010. The Company has evaluated the impact of the adoption of this guidance, and it does not have a material impact on the Company’s financial position, results of operations and cash flows.

3.	Real Estate Acquisition and Development Activity

During the three months ended March 31, 2010 and 2009, the Company did not acquire any properties.

As of March 31, 2010, the Company had nine construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 3.7 million square feet and have an aggregate estimated investment of $284.0 million upon completion, net of $16.7 million of cumulative real estate impairment losses to date. One of these projects totaling approximately 0.6 million square feet with an aggregate estimated investment of $66.4 million was held in an unconsolidated co-investment venture. Construction-in-progress, at March 31, 2010, included projects expected to be completed through the third quarter of 2011.

On a consolidated basis, as of March 31, 2010, the Company had an additional 33 pre-stabilized development projects totaling approximately 9.6 million square feet, with an aggregate estimated investment of $930.6 million, net of $80.3 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $902.0 million, net of cumulative real estate impairment losses.

On a consolidated basis, as of March 31, 2010, the Company and its development joint venture partners had funded an aggregate of $1.2 billion, or 96%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $51.7 million, or 4%, in order to complete the Company’s development portfolio.

In addition to the Company’s committed construction-in-progress, it held a total of 2,393 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in North America. The Company currently estimates that these 2,393 acres of land could support approximately 43.6 million square feet of future development.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended March 31, 2010, the Company recognized development profits of approximately $4.8 million primarily as a result of the sale of development projects to third-parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $22.9 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. During the three months ended March 31, 2009, the Company recognized development profits of approximately $4.7 million as a result of the sale of development projects and land parcels, aggregating approximately 0.5 million square feet and five acres, respectively.

During the three months ended March 31, 2010, the Company did not contribute any development projects to unconsolidated co-investment ventures. During the three months ended March 31, 2009, the Company recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P.

Properties Held for Sale or Contribution, Net.  As of March 31, 2010, the Company held for sale three properties with an aggregate net book value of $7.6 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the Company held for sale three properties with an aggregate net book value of $13.9 million.

As of March 31, 2010, the Company held for contribution to co-investment ventures eight properties with an aggregate net book value of $140.2 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 95% to an expected range of less than 40%. As of December 31, 2009, the Company held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

As of March 31, 2010, properties with an aggregate net book value of $53.1 million were reclassified from held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the three months ended March 31, 2010, the Company recognized $1.2 million additional depreciation expense and related accumulated depreciation as a result of the reclassification of assets from properties held for sale or contribution to investments in real estate. During the three months ended March 31, 2009, the Company recognized additional depreciation expense and related accumulated depreciation of $3.2 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the three months ended March 31, 2010, the Company did not sell any industrial operating properties. During the three months ended March 31, 2009, the Company sold approximately 0.7 million square feet of industrial operating properties for a sale price of $58.4 million, with a resulting gain of $19.1 million. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Rental revenues	$14	$8,121
Straight-line rents and amortization of lease intangibles	8	184
Property operating expenses	(72)	(993)
Real estate taxes	(76)	(916)
Depreciation and amortization	(26)	(1,334)
Real estate impairment losses	—	(5,966)
Other income and (expenses), net	(2)	443

Loss attributable to discontinued operations	(154)	(461)
Gains from sale of real estate interests, net of taxes	—	18,946

Discontinued operations attributable to the Parent Company and the Operating Partnership	$(154)	$18,485

Parent Company:
Discontinued operations	$(154)	$18,485
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of income attributable to discontinued operations	34	(100)
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	—	(631)

Discontinued operations attributable to the Parent Company	$(120)	$17,754

Operating Partnership:
Discontinued operations	$(154)	$18,485
Noncontrolling interests:
Joint venture partners’ and Class B limited partnership unitholders’ share of income attributable to discontinued operations	32	(112)
Joint venture partners’ and Class B limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	—	(231)

Discontinued operations attributable to the Operating Partnership	$(122)	$18,142

The difference in income from discontinued operations, net of noncontrolling interests, between the Parent Company and the Operating Partnership is due to the inclusion of the Operating Partnership’s common limited partnership unitholders as noncontrolling interests in the Parent Company’s financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010 and December 31, 2009, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Accounts receivable, deferred financing costs and other assets	$50	$53
Secured debt	$—	$1,979
Accounts payable and other liabilities	$52	$4,622

5.	Debt of the Parent Company

The Parent Company itself does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership. The debt that is guaranteed by the Parent Company is discussed below. Note 6 below entitled “Debt of the Operating Partnership” should be read in conjunction with this Note 5 for a discussion of the debt of the Operating Partnership consolidated into the Parent Company’s financial statements. In this Note 5, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries.

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of March 31, 2010, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.8 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees certain of the Operating Partnership’s other debt obligations related to its $425.0 million multi-currency senior unsecured term loan facility, which includes Euro and Yen tranches. Using the exchange rates in effect on March 31, 2010, the facility had an outstanding balance of approximately $412.6 million in U.S. dollars, which bore a weighted average interest rate of 3.9% and matures in October 2012.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that had an original maturity of June 1, 2010. Subsequent to quarter end, the Operating Partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on March 31, 2010, equaled approximately $588.5 million U.S. dollars and bore a weighted average interest rate of 0.68%. This facilty had an original maturity date of June 22 2010. Subsequent to quarter end, the Operating Partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership, as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million, to extend the maturity date to July 2012 and to allow for borrowing in Indian rupees.

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

6.	Debt of the Operating Partnership

As of March 31, 2010 and December 31, 2009, debt of the Operating Partnership consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Wholly owned secured debt, varying interest rates from 0.9% to 9.0%, due June 2010 to August 2013 (weighted average interest rates of 4.8% and 3.5% at March 31, 2010 and December 31, 2009, respectively)	$210,429	$325,221
Consolidated joint venture secured debt, varying interest rates from 1.1% to 9.4%, due June 2010 to November 2022 (weighted average interest rates of 4.9% and 4.9% at March 31, 2010 and December 31, 2009, respectively)	753,516	771,284
Unsecured senior debt securities, varying interest rates from 5.1% to 8.0%, due November 2010 to December 2019 (weighted average interest rates of 6.4% and 6.4% at March 31, 2010 and December 31, 2009, respectively)	1,165,388	1,165,388
Other debt, varying interest rates from 1.3% to 7.5%, due May 2012 to November 2015 (weighted average interest rates of 4.1% and 4.1% at March 31, 2010 and December 31, 2009, respectively)	477,884	482,883
Unsecured credit facilities, variable interest rate, due June 2010 and July 2011 (weighted average interest rates of 0.8% and 0.8% at March 31, 2010 and December 31, 2009, respectively)	715,998	477,630

Total debt before unamortized net discounts	3,323,215	3,222,406
Unamortized net discounts	(9,495)	(9,810)

Total consolidated debt	$3,313,720	$3,212,596

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholly Owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust, mortgages or other instruments on certain properties and is generally non-recourse. As of March 31, 2010 and December 31, 2009, the total gross investment book value of those properties securing the debt was $1.9 billion and $2.0 billion, respectively, including $1.5 billion held in consolidated joint ventures as of both balance sheet dates. As of March 31, 2010, $608.4 million of the secured debt obligations before unamortized net discounts bore interest at fixed rates (with a weighted average interest rate of 6.4%), while the remaining $355.6 million bore interest at variable rates (with a weighted average interest rate of 2.4%). As of March 31, 2010, $600.2 million of the secured debt before unamortized net discounts was held by the Operating Partnership’s co-investment ventures.

Unsecured Senior Debt

As of March 31, 2010, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.8 years.

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all unsecured senior debt securities at March 31, 2010.

Other Debt

As of March 31, 2010, the Operating Partnership had $477.9 million outstanding in other debt which bore a weighted average interest rate of 4.1% and had an average term of 2.6 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $54.3 million balance outstanding as of March 31, 2010. Of the $423.6 million remaining outstanding balance of other debt, $412.6 million is related to the loan facility described below.

In October 2009, the Operating Partnership refinanced its $325.0 million senior unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the Operating Partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. Using the exchange rates in effect on March 31, 2010, the facility had an outstanding balance of approximately $412.6 million in U.S. dollars, which bore a weighted average interest rate of 3.9%. The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all other debt at March 31, 2010.

Unsecured Credit Facilities

As of March 31, 2010, the Operating Partnership had three credit facilities with total capacity of approximately $1.6 billion.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility. The Parent Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of March 31, 2010, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2010, the outstanding balance on this credit facility was $93.0 million, which bore a weighted average interest rate of 0.71%, and the remaining amount available was $445.0 million, net of outstanding letters of credit of $12.0 million, using the exchange rate in effect on March 31, 2010. This facility had an original maturity date of June 2010. Subsequent to quarter end, the Operating Partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on March 31, 2010, equaled approximately $588.5 million U.S. dollars and bore a weighted average interest rate of 0.68%. The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility had an original maturity date of June 2010. Subsequent to quarter end, the Operating Partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of March 31, 2010, based on the credit rating of the Operating Partnership’s long-term debt. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt and was 15.0 basis points of the outstanding commitments under the facility as of March 31, 2010. As of March 31, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2010, was $292.0 million, and the remaining amount available was $296.5 million.

The Operating Partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of March 31, 2010, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at March 31, 2010,

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was approximately $331.0 million with a weighted average interest rate of 0.86%, and the remaining amount available was $169.0 million.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at March 31, 2010.

As of March 31, 2010, the Operating Partnership had $153.4 million in cash and cash equivalents, held in accounts managed by third party financial institutions, consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $910.5 million available for future borrowings under its three multicurrency lines of credit at March 31, 2010. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties; issuing the Operating Partnership’s debt securities; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with its existing customers without an increase or with a decrease in rental rates at turnover; or the Parent Company issuing equity and contributing the net proceeds to the Operating Partnership.

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

As of March 31, 2010, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly Owned				Consolidated Joint Venture
	Unsecured						Total
	Senior	Credit	Other	Secured	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt
2010	$65,000	$385,077	$1,591	$75,038	$66,406	$—	$593,112
2011	69,000	330,921	2,186	87,933	136,178	—	626,218
2012	—	—	417,607	27,765	417,089	50,000	912,461
2013	293,897	—	920	19,693	50,026	4,300	368,836
2014	—	—	616	—	9,811	—	10,427
2015	112,491	—	664	—	17,610	—	130,765
2016	250,000	—	—	—	16,231	—	266,231
2017	—	—	—	—	1,272	—	1,272
2018	125,000	—	—	—	1,455	—	126,455
2019	250,000	—	—	—	29,910	—	279,910
Thereafter	—	—	—	—	7,528	—	7,528

Subtotal	$1,165,388	$715,998	$423,584	$210,429	$753,516	$54,300	$3,323,215
Unamortized net (discount) premium	(9,443)	—	—	182	(234)	—	(9,495)

Total	$1,155,945	$715,998	$423,584	$210,611	$753,282	$54,300	$3,313,720

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $297.5 million of U.S. dollar borrowings, as well as $292.0 million, $85.7 million, $15.5 million and $25.2 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at March 31, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on March 31, 2010.

7.	Noncontrolling Interests in the Parent Company

In this Note 7, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries. Noncontrolling interests in the Parent Company’s financial statements include the common limited partnership interests in the Operating Partnership, common limited and preferred limited partnership interests in AMB Property II, L.P., a Delaware limited partnership and a subsidiary of the Operating Partnership, and interests held by third party partners in joint ventures. Such joint ventures hold approximately 21.0 million square feet and are consolidated for financial reporting purposes.

The Parent Company’s consolidated joint ventures’ total investment and property debt at March 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

		Parent	Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	20%	$514,810	$513,450	$189,405	$194,980	$54,300	$50,000
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	474,246	470,740	334,417	335,764	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO	39%	159,007	158,865	76,832	79,756	—	—
Other Industrial Operating Joint Ventures		89%	231,506	230,463	31,856	32,186	—	—
Other Industrial Development Joint Ventures		60%	258,695	272,237	120,772	128,374	—	—

Total Consolidated Joint Ventures			$1,638,264	$1,645,755	$753,282	$771,060	$54,300	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 14 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of March 31, 2010.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s noncontrolling interests for the three months ended March 31, 2009 (dollars in thousands):

Balance as of December 31, 2008	$451,097
Net loss	(4,626)
Contributions	2,606
Distributions and allocations	(6,617)
Redemption of partnership units	(71)
Repurchase of noncontrolling interest	(8,909)
Reallocation of partnership interest	(12,265)
Dividends ($0.28 per share)	(962)

Balance as of March 31, 2009	$420,253

The following table details the noncontrolling interests of the Parent Company as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$291,283	$289,909	N/A
Limited partners in the Operating Partnership	37,802	38,561	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,400	22,834	N/A

Total noncontrolling interests	$351,485	$351,304

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net loss, including noncontrolling interests’ share of development profits, for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Joint venture partners’ share of net loss	$(375)	$(1,846)
Joint venture partners’ and common limited partners’ share of development profits	67	702
Common limited partners in the Operating Partnership’s share of net loss	(126)	(3,372)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	39	406
Class B common limited partnership units’ share of net loss	(74)	(1,948)
Series D preferred units (liquidation preference of $79,767)(1)	—	1,432

Total noncontrolling interests’ share of net loss	$(469)	$(4,626)

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third party partners in several real estate joint ventures, aggregating approximately 21.0 million square feet, which are consolidated for financial reporting purposes.

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at March 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	20%	$514,810	$513,450	$189,405	$194,980	$54,300	$50,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	474,246	470,740	334,417	335,764	—	—
AMB-AMS, L.P.	PMT, SPW and TNO	39%	159,007	158,865	76,832	79,756	—	—
Other Industrial Operating Joint Ventures		89%	231,506	230,463	31,856	32,186	—	—
Other Industrial Development Joint Ventures		60%	258,695	272,237	120,772	128,374	—	—

Total Consolidated Joint Ventures			$1,638,264	$1,645,755	$753,282	$771,060	$54,300	$50,000

The following table reconciles the change in the Operating Partnership’s noncontrolling interests for the three months ended March 31, 2009 (dollars in thousands):

Balance as of December 31, 2008	$400,266
Net loss	(1,956)
Contributions	2,606
Distributions and allocations	(6,618)
Contribution of a consolidated interest
to an unconsolidated joint venture	(8,909)
Reallocation of partnership interest	(4,486)
Distributions ($0.28 per unit)	(352)

Balance as of March 31, 2009	$380,551

The following table details the noncontrolling interests of the Operating Partnership as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$291,283	$289,909	N/A
Held through AMB Property II, L.P.:
Class B limited partners	22,400	22,834	N/A

Total noncontrolling interests	$313,683	$312,743

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net loss, including noncontrolling interests’ share of development profits, for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Joint venture partners’ share of net loss	$(375)	$(1,846)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	39	406
Class B common limited partnership units’ share of net loss	(74)	(1,948)
Series D preferred units (liquidation preference of $79,767)(1)	—	1,432

Total noncontrolling interests’ share of net loss	$(410)	$(1,956)

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of March 31, 2010 and December 31, 2009, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $291.3 million and $289.9 million, respectively. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $338.6 million at March 31, 2010 and $336.8 million at December 31, 2009. However, there can be no assurance that these amounts will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at March 31, 2010 and December 31, 2009 were (dollars in thousands):

	March 31, 2010		The Company’s Net
	The Company’s		Equity Investments		Estimated
	Ownership	Square	March 31,	December 31,	Investment
Unconsolidated Joint Ventures	Percentage	Feet	2010	2009	Capacity

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.(1)	31%	37,303,415	$316,804	$219,121	$200,000
AMB Europe Fund I, FCP-FIS(2)	30%	9,239,606	106,685	60,177	200,000
AMB Japan Fund I, L.P.(3)	20%	7,263,090	81,373	80,074	—
AMB-SGP Mexico, LLC(4)	22%	6,331,990	18,374	19,014	245,000
AMB DFS Fund I, LLC(5)	15%	200,027	14,394	14,259	—
Other Industrial Operating Joint Ventures(6)	51%	7,419,049	51,095	50,741	n/a
Other Industrial Development Joint Ventures(6)(7)	50%	—	3,528	—	n/a

Total Unconsolidated Joint Ventures(8)		67,757,177	$592,253	$443,386	$645,000

(1)	An open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner, on a prospective basis. Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. In the three months ended March 31, 2010, the Company made a $100 million investment in AMB U.S. Logistics Fund, L.P.

(2)	A Euro-denominated open-ended co-investment venture with institutional investors. The institutional investors have committed approximately 263.0 million Euros (approximately $355.3 million in U.S. dollars, using the exchange rate at March 31, 2010) for an approximate 70% equity interest. In the three months ended March 31, 2010, the Company made a $50 million investment in AMB Europe Fund, FCP-FIS.

(3)	A Yen-denominated co-investment venture with 13 institutional investors. The 13 institutional investors have committed 49.5 billion Yen (approximately $526.4 million in U.S. dollars, using the exchange rate at March 31, 2010) for an approximate 80% equity interest.

(4)	A co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	A co-investment venture with Strategic Realty Ventures, LLC. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of March 31, 2010 was the estimated investment of $5.0 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.5 million of equity to the fund. During the three months ended March 31, 2010 and 2009, the Company contributed less than $0.1 million and $0.8 million to this co-investment venture, respectively.

(6)	Other Industrial Operating and Development Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

(7)	Includes the first quarter 2010 acquisition of 58 acres of land in Sao Paulo, Brazil with the Company’s joint venture partner Cyrela Commercial Properties.

(8)	Through its investment in AMB Property Mexico, the Company held equity interests in various other unconsolidated ventures totaling approximately $14.6 million and $18.7 million as of March 31, 2010 and December 31, 2009, respectively.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2010 and 2009, the Company received no distributions and $2.0 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financing during the respective periods.

The following table presents property related transactions for the Company’s unconsolidated co-investment ventures for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	AMB U.S. Logistics		AMB Japan		AMB DFS
	Fund, L.P.		Fund I, L.P.		Fund I, LLC
	For the Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009

Number of properties acquired	2	—	—	—	—	—
Square feet	687,932	—	—	—	—	—
Acquisition cost(1)	$45,552	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	—	—	981,162	—	—
Gross contribution price	$—	$—	$—	$184,793	$—	$—
Development profits on sale	$—	$—	$—	$28,588	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	33,700
Gross Sales Price	$—	$—	$—	$—	$—	$16,229
Industrial operating properties sold:
Square feet	—	52,403	—	—	—	—
Gross Sales Price	$—	$3,360	$—	$—	$—	$—

(1)	Includes estimated total acquisition expenditures of approximately $0.2 million for properties acquired by AMB U.S. Logistics Fund, L.P. during the three months ended March 31, 2010.

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months						For the Three Months
	Ended March 31, 2010						Ended March 31, 2009
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$68,521	$(19,228)	$1,663		$1,663		$72,135	$(20,641)	$(8,140)		$(8,141)
AMB Europe Fund I, FCP-FIS	23,301	(5,257)	339		339		22,933	(4,747)	(10,237)		(10,237)
AMB Japan Fund I, L.P.	25,468	(5,433)	5,246		5,246		25,743	(5,374)	3,760		3,760
AMB-SGP Mexico, LLC	8,142	(1,555)	(4,789	)(1)	(4,789	)(1)	9,461	(1,291)	(3,067	)(1)	(3,067	)(1)
AMB DFS Fund I, LLC	—	(201)	(283)		(281)		50	149	3,303		3,303

Total Co-investment Ventures	125,432	(31,674)	2,176		2,178		130,322	(31,904)	(14,381)		(14,382)
Other Industrial Operating Joint Ventures	8,181	(1,978)	1,503		1,503		9,118	(2,113)	2,660		2,660
Other Industrial Development Joint Ventures	—	—	(2)		(2)		—	—	—		—

Total Unconsolidated Joint Ventures	$133,613	$(33,652)	$3,677		$3,679		$139,440	$(34,017)	$(11,721)		$(11,722)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes $3.8 million of interest expense on loans from co-investment venture partners for both the three months ended March 31, 2010 and 2009.

In accordance with guidance issued by the FASB related to the consolidation of variable-interest entities, the Company has performed an analysis of all of its joint venture entities to determine whether they would qualify as variable-interest entities (“VIEs”) and whether the joint ventures should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company’s qualitative assessment to determine whether these joint venture entities are VIEs, the Company identified five joint venture entities, owned in conjunction with the same joint venture partner, which were variable-interest entities based upon the criteria of having insufficient equity investment at risk. Because these five joint ventures, collectively referred to as the “Five Ventures,” have partnership and management agreements with the same joint venture partner and purposes that are nearly identical, the following disclosures are made in the aggregate for all Five Ventures. These Five Ventures have been formed as limited liability companies with the sole purpose of acquiring, developing, improving, maintaining, leasing, marketing and selling properties for profit, with the majority of the business activities to be financed by third-party debt. In determining whether there was sufficient equity investment at risk, the Company evaluated the individual balance sheets of the Five Ventures and compared the equity balance available as of March 31, 2010 to the total assets of the Five Ventures and evaluated the outstanding debt amounts as of the same balance sheet date.

After making the determination that the Five Ventures were variable interest entities, the Company performed an assessment of which partner would be considered the primary beneficiary of these entities and would be required to consolidate the Five Ventures’ balance sheets and results of operations. This assessment was based upon which entity (1) had the power to direct matters that most significantly impact the activities of the VIEs, and (2) had the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIE based upon the terms of the partnership and management agreements of the Five Ventures. As both the Company and the joint venture partner in the entities had equal 50% ownership in the Five Ventures, and per the terms of the partnership agreement, they would both have an equal obligation to absorb losses or the right to receive benefits of the VIEs. While the joint venture partner is designated as the administrative member and has the full power to manage the affairs and operations of the Five Ventures, the partnership and management agreements require consent of both partners for any major decisions, which include: the adoption and any subsequent revision of the operating budget and business plan; the entry into any significant construction, development and property acquisition; any capital transaction including sale, financing or refinancing of the joint venture property; and the entry into or material modification to any lease of the joint venture property. Based upon this understanding, the Company concluded that both partners shared equal power in the significant decisions of the Five Ventures, as well as the financial rights and obligations, and therefore neither partner would consolidate the Five Ventures. As such, the Company accounts for the Five Ventures as an equity investment in unconsolidated joint ventures.

The Company includes the following balances related to the Five Ventures, as of March 31, 2010, in Investments in unconsolidated joint ventures in the consolidated balance sheet as of March 31, 2010:

	As of March 31, 2010
	Equity	Maximum Loss
	Investment	Exposure

Five Ventures	$3,335	$3,335 (1)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Per the partnership agreements for the Five Ventures, the Company’s liability is limited to its investment in the entities. The Company does not guarantee any third-party debt held by these Five Ventures. Capital contributions to the Five Ventures subsequent to the initial capital contribution require the unanimous approval of both the Company and the joint venture partner, and as of March 31, 2010, the Company has no commitment to make additional contributions to the Five Ventures.

10.	Stockholders’ Equity of the Parent Company

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the three months ended March 31, 2010, the Operating Partnership did not exchange any of its common limited partnership units for shares of the Parent Company’s common stock.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of March 31, 2010: 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At March 31, 2010, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s consolidated stockholders’ equity for the three months ended March 31, 2009 (dollars in thousands):

Balance as of December 31, 2008	$2,966,204
Net loss	(123,024)
Unrealized loss on derivatives	(3,301)
Foreign currency translation adjustments	(34,007)

Total comprehensive loss	(160,332)
Stock-based compensation amortization and issuance of restricted stock, net	7,304
Contributions	2,606
Distributions and allocations	(7,579)
Issuance of common stock	552,572
Conversion of partnership units	(71)
Repurchase of noncontrolling interest	(9,768)
Forfeiture of restricted stock	(787)
Dividends ($0.28 per share)	(44,836)

Balance as of March 31, 2009	$3,305,313

The following table sets forth the dividends or distributions paid or payable per share:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2010	2009

AMB Property Corporation	Common stock	$0.280	$0.280
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	$0.428

As of March 31, 2010, the Parent Company’s stock incentive plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Parent Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2010:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2010	4.4% - 5.1%	5.1%	41.5% - 41.6%	41.6%	2.6% - 2.7%	2.6%	6.0	$5.68

As of March 31, 2010, approximately 9,381,333 options and 1,228,034 non-vested stock awards were outstanding under the plans. There were 1,384,787 stock options granted, 77,394 options exercised, and 33,757 options forfeited during the three months ended March 31, 2010. There were 689,287 restricted stock awards made, 374,555 non-vested stock awards that vested and 5,451 non-vested stock awards that were forfeited during the three months ended March 31, 2010. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the three months ended March 31, 2010 was $22.14-$25.37. The unamortized expense for restricted stock as of March 31, 2010 was $29.3 million which is expected to be recognized over a weighted average

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of 2.9 years. As of March 31, 2010, the Parent Company had $11.3 million of total unrecognized compensation cost related to unvested options granted under the Parent Company’s stock incentive plans which is expected to be recognized over a weighted average period of 1.9 years.

During the first quarter of 2010, the Parent Company issued 85,144 restricted share units (“RSUs”). RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the RSUs has completed. The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2010 was $22.14.

11.	Partners’ Capital of the Operating Partnership

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

As of March 31, 2010, the Operating Partnership had outstanding 149,715,804 common general partnership units; 2,119,928 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

The following table reconciles the change in Operating Partnership’s partners’ capital for the three months ended March 31, 2009 (dollars in thousands):

Balance as of December 31, 2008	$2,966,204
Net loss	(123,024)
Unrealized loss on derivatives	(3,301)
Foreign currency translation adjustments	(34,007)

Total comprehensive income	(160,332)
Contributions	2,606
Distributions and allocations	(7,579)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	7,304
Issuance of common units	552,572
Cash redemption of operating partnership units	(71)
Repurchase of noncontrolling interest	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	(787)
Distributions	(44,836)

Balance as of March 31, 2009	$3,305,313

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the distributions paid or payable per unit:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2010	2009

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280
AMB Property, L.P.	Series L preferred stock	$0.406	$0.406
AMB Property, L.P.	Series M preferred stock	$0.422	$0.422
AMB Property, L.P.	Series O preferred stock	$0.438	$0.438
AMB Property, L.P.	Series P preferred stock	$0.428	$0.428
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280
AMB Property II, L.P.	Series D preferred units(1)	$—	$0.898

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of March 31, 2010, the stock incentive plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2010:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2010	4.4% - 5.1%	5.1%	41.5% - 41.6%	41.6%	2.6% - 2.7%	2.6%	6.0	$5.68

As of March 31, 2010, approximately 9,381,333 options and 1,228,034 non-vested stock awards were outstanding under the plans. There were 1,384,787 stock options granted, 77,394 options exercised, and 33,757 options forfeited during the three months ended March 31, 2010. There were 689,287 restricted stock awards made, 374,555 non-vested stock awards that vested and 5,451 non-vested stock awards that were forfeited during the three months ended March 31, 2010. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the three months ended March 31, 2010 was $22.14-$25.37. The unamortized expense for restricted stock as of March 31, 2010 was $29.3 million which is expected to be recognized over a weighted average period of 2.9 years. As of March 31, 2010, the Operating Partnership had $11.3 million of total unrecognized compensation cost related to unvested options granted under the Operating Partnership’s stock incentive plans which is expected to be recognized over a weighted average period of 1.9 years.

During the first quarter of 2010, the Parent Company issued 85,144 restricted share units (“RSUs”). RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs has completed. The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2010 was $22.14.

12.	Income (Loss) Per Share and Unit

Effective January 1, 2009, the Company adopted a policy which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method.

The Parent Company had no dilutive stock options outstanding for both the three months ended March 31, 2010 and 2009. Such dilution was computed using the treasury stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2010	2009

Numerator
Loss from continuing operations attributable to common stockholders	$(31)	$(136,152)
Preferred stock dividends	(3,952)	(3,952)

Loss from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred stock dividends and preferred unit redemption discount)	(3,983)	(140,104)
Total discontinued operations attributable to common stockholders after noncontrolling interests	(120)	17,754
Allocation to participating securities	(344)	(258)

Net loss available to common stockholders	$(4,447)	$(122,608)

Denominator
Basic	148,666,418	98,915,587
Stock option dilution(1)	—	—

Diluted weighted average common shares	148,666,418	98,915,587

Basic (loss) income per common share attributable to AMB Property Corporation
Loss from continuing operations	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common stockholders(2)	$(0.03)	$(1.24)

Diluted (loss) income per common share attributable to AMB Property Corporation
Loss from continuing operations	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common stockholders(2)	$(0.03)	$(1.24)

(1)	Excludes anti-dilutive stock options of 6,410,907 and 7,383,791 for the three months ended March 31, 2010 and 2009, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 1,228,034 and 920,281 unvested restricted shares outstanding for the three months ended March 31, 2010 and 2009, respectively.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had no dilutive stock options outstanding for both the three months ended March 31, 2010 and 2009. Such dilution was computed using the treasury stock method. The computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	For the Three Months
	Ended March 31,
	2010	2009

Numerator
Loss from continuing operations attributable to common unitholders	$(88)	$(139,210)
Preferred stock distributions	(3,952)	(3,952)

Loss from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred unit distributions and preferred unit redemption discount)	(4,040)	(143,162)
Total discontinued operations attributable to common unitholders after noncontrolling interests	(122)	18,142
Allocation to participating securities	(344)	(258)

Net loss available to common unitholders	$(4,506)	$(125,278)

Denominator
Basic	150,786,346	101,093,862
Stock option dilution(1)	—	—

Diluted weighted average common units	150,786,346	101,093,862

Basic (loss) income per common unit attributable to AMB Property, L.P.
Loss from continuing operations	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common unitholders(2)	$(0.03)	$(1.24)

Diluted (loss) income per common unit attributable to AMB Property, L.P.
Loss from continuing operations	$(0.03)	$(1.42)
Discontinued operations	—	0.18

Net loss available to common unitholders(2)	$(0.03)	$(1.24)

(1)	Excludes anti-dilutive stock options of 6,410,907 and 7,383,791 for the three months ended March 31, 2010 and 2009, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding) under the two-class method. Under this method, allocations were made to 1,228,034 and 920,281 unvested restricted shares outstanding for the three months ended March 31, 2010 and 2009, respectively.

13.	Segment Information

The Company has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance. For further details, refer to Note 18 of Part IV, Item 15 of the Annual Report on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2009.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
Segments(1)	2010	2009	2010	2009	2010	2009

U.S. Markets
Southern California	$19,540	$24,769	$15,154	$19,731	$5	$838
No. New Jersey/New York	14,694	16,109	8,965	10,162	—	—
San Francisco Bay Area	19,936	22,766	13,703	16,611	566	—
Chicago	9,527	11,388	5,930	6,844	—	—
On-Tarmac	12,863	13,355	6,482	7,026	—	—
South Florida	10,405	10,025	7,001	6,593	—	—
Seattle	3,771	6,213	2,713	4,942	—	3,044
Toronto	7,353	5,467	5,209	3,622	—	—
Baltimore/Washington	5,647	5,475	3,940	3,973	—	—
Non — U.S. Markets
Europe	5,673	2,967	2,860	763	(122)	—
Japan	8,015	5,532	5,456	3,173	—	28,588
Other Markets	28,816	32,571	18,970	21,900	4,354	816

Total markets	146,240	156,637	96,383	105,340	4,803	33,286
Straight-line rents and amortization of lease intangibles	4,289	3,392	4,289	3,392	—	—
Discontinued operations	(22)	(8,305)	126	(6,396)	—	—
Private capital income	7,445	11,695	—	—	—	—

Total	$157,952	$163,419	$100,798	$102,336	$4,803	$33,286

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

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

The following table is a reconciliation from NOI to reported net loss, a financial measure under GAAP (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Property NOI	$100,798	$102,336
Private capital revenues	7,445	11,695
Depreciation and amortization	(48,634)	(42,125)
General and administrative	(31,951)	(31,313)
Restructuring charges	(2,973)	—
Fund costs	(314)	(261)
Real estate impairment losses	—	(175,887)
Other (expenses) income	(1,191)	662
Development profits, net of taxes	4,803	33,286
Equity in earnings (losses) of unconsolidated joint ventures, net	3,875	(34)
Other income (expenses)	289	(7,069)
Interest expense, including amortization	(32,613)	(32,799)
Total discontinued operations	(154)	18,485

Net loss	$(620)	$(123,024)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	March 31,	December 31,
	2010	2009

U.S. Markets
Southern California	$637,685	$635,124
No. New Jersey/New York	543,083	544,743
San Francisco Bay Area	735,155	733,381
Chicago	300,881	302,501
On-Tarmac	157,039	159,549
South Florida	412,283	411,811
Seattle	146,468	146,192
Toronto	304,863	297,282
Baltimore/Washington	132,370	131,186
Non — U.S. Markets
Europe	547,454	579,584
Japan	658,140	663,032
Other Markets	1,528,843	1,542,330

Total markets	6,104,264	6,146,715
Investments in unconsolidated joint ventures	606,838	462,130
Non-segment assets	198,369	233,113

Total assets	$6,909,471	$6,841,958

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Real Estate Impairment Losses		Restructuring Charges
	For the Three Months	For the Three Months	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009	Ended March 31, 2010	Ended March 31, 2009

U.S. Markets
Southern California	$—	$16,809	$—	$—
No. New Jersey/New York	—	9,056	—	—
San Francisco Bay Area	—	4,275	2,018	—
Chicago	—	1,330	—	—
On-Tarmac	—	—	—	—
South Florida	—	5,531	—	—
Seattle	—	—	—	—
Toronto	—	30,921	—	—
Baltimore/Washington	—	543	—	—
Non — U.S. Markets
Europe	—	30,393	599	—
Japan	—	13,469	120	—
Other Markets	—	69,526	236	—

Total markets	$—	$181,853	$2,973	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 79 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of March 31, 2010, the Company had provided approximately $14.6 million in letters of credit, of which $12.0 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 5, 6 and 9 as of March 31, 2010, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $391.5 million as described below.

As of March 31, 2010, the Company had outstanding bank guarantees in the amount of $0.4 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of March 31, 2010, the Company also guaranteed $45.4 million and $85.1 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of March 31, 2010.

Performance and Surety Bonds.  As of March 31, 2010, the Company had outstanding performance and surety bonds in an aggregate amount of $5.1 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at March 31, 2010 were two interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At March 31, 2010, the Company had four currency forward contracts hedging intercompany loans.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the twelve months from March 31, 2010, the Company estimates that an additional $1.7 million will be reclassified as an increase to interest expense.

As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swaps (USD)	1	$130,000
Interest rate swaps (JPY)	1	$133,649
Interest rate caps	1	$26,263

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the accounting policy for derivative instruments and hedging activities. At March 31, 2010, the Company had four foreign currency forward contracts hedging intercompany loans and one interest rate cap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of March 31, 2010, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Foreign exchange forward contracts	4	$657,168
Interest rate caps	1	$7,319

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value of Derivative Instruments at March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location		Fair Value

Derivatives designated as hedging instruments			Other assets
Interest rate swaps		$—	(contra asset	)	$1,426
Interest rate caps	Other assets	52			—

Total		$52			$1,426

Derivatives not designated as hedging instruments			Other assets
Foreign exchange forward contracts	Other assets	$—	(contra asset	)	$841
Interest rate caps	Other assets	—			—

Total		$—			$841

Total derivative instruments		$52			$2,267

	Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location		Fair Value

Derivatives designated as hedging instruments			Other assets
Interest rate swaps		$—	(contra asset	)	$1,992
Interest rate caps	Other assets	141			—

Total		$141			$1,992

Derivatives not designated as hedging instruments			Other assets
Foreign exchange forward contracts	Other assets	$1,412	(contra asset	)	$20

Total		$1,412			$20

Total derivative instruments		$1,553			$2,012

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Location of Gain
Derivative Instruments Not	Recognized in Statement	Amount of Gain
Designated as Hedging Instruments	of Operations	Recognized

For the three months ended March 31, 2010
Foreign exchange forward contracts	Other income (expenses)	$16,878

Total		$16,878

For the three months ended March 31, 2009
Foreign exchange forward contracts	Other income (expenses)	$5,886

Total		$5,886

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Loss Recognized	Location of Loss	Loss Reclassified
	in Accumulated Other	Reclassified from	from Accumulated
	Comprehensive (Loss)	Accumulated OCI into	OCI into Statement
Derivative Instruments in	Income (OCI)	Statement of Operations	of Operations
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)

For the three months ended March 31, 2010
Interest rate swaps	$(238)	Interest expense	$(801)
Interest rate caps	(88)	Interest expense	—

Total	$(326)		$(801)

For the three months ended March 31, 2009
Interest rate swaps	$(305)	Interest expense	$(1,994)

Total	$(305)		$(1,994)

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

In April 2010, the Parent Company completed the issuance of approximately 18.2 million shares of its common stock at a price of $27.50 per share for proceeds of approximately $479.0 million, net of discounts, commissions and estimated transaction expenses of approximately $18.1 million. The net proceeds from the offering were contributed to the Operating Partnership in exchange for the issuance of 18.2 million general partnership units to the Parent Company.

In April 2010, the Company made an additional equity investment of $50 million into AMB U.S. Logistics Fund, L.P., increasing the Company’s ownership to approximately 34% as of the end of April. In addition, third-party investors also contributed $29 million of equity to AMB U.S. Logistics Fund, L.P. in April 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information included in this quarterly report on Form 10-Q contains forward-looking statements, such as those related to our capital resources, portfolio performance, results of operations and management’s beliefs and expectations, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve numerous risks and uncertainties, there are important factors that could cause the company’s actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in the forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “forecasting,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and the company may not be able to realize them.

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

The company’s success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Report on Form 10-K for AMB Property Corporation and AMB Property, L.P. for the year ended December 31, 2009, and any amendments thereto. The company cautions you not to place undue reliance on forward-looking statements, which reflect the company’s analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of the company’s forward-looking statements, including those in this report, are qualified in their entirety by this statement. The company assumes no obligation to update or supplement forward-looking statements.

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

THE COMPANY

The company is a global owner, operator and developer of industrial real estate, focused on major hub and gateway distribution markets in the Americas, Europe and Asia. As of March 31, 2010, the company owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 155.7 million square feet (14.5 million square meters) in 48 markets within 15 countries. The company invests in properties located predominantly in the infill submarkets of its targeted markets. The company’s portfolio is comprised of High Throughput Distribution® facilities — industrial properties built for speed and located near airports, seaports and ground transportation systems.

The approximately 155.7 million square feet as of March 31, 2010 included:

•	134.8 million square feet (principally, warehouse distribution buildings) on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, that were 90.5% leased;

•	13.4 million square feet in its development portfolio, including approximately 9.7 million square feet in 34 development projects that are complete and in the process of stabilization and approximately 3.7 million square feet in nine development projects under construction;

•	7.4 million square feet in 46 industrial operating buildings in unconsolidated joint ventures in which the company has investments but does not manage; and

•	152,000 square feet through a ground lease, which is the location of its global headquarters.

The company’s business is operated primarily through the operating partnership. As of March 31, 2010, the parent company owned an approximate 97.8% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

The company’s global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; the company’s telephone number is (415) 394-9000. The company’s other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo. As of March 31, 2010, the company employed 533 individuals.

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

In its target markets, the company focuses on HTD® facilities, industrial properties designed to facilitate the rapid distribution of its customers’ products rather than the long term storage of goods. The company’s investment focus on HTD® assets is based on what it believes to be a continuing global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical and locational characteristics that allow for the rapid transport of goods from point to point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. The company believes that these building characteristics help its customers to reduce their costs and become more efficient in their delivery systems. The locational characteristics feature large, supply-constrained infill locations with dense populations and proximity to seaports, airports and major freeway interchanges. The company’s customers comprise logistics, freight forwarding and air-express companies with time-sensitive needs that value facilities that are proximate to transportation infrastructure.

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades, as the correlation between industrial demand and U.S. imports and exports is approximately 80%. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. Trade and GDP are closely interrelated as higher levels of investment, production and consumption within a globalized country are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will continue to increase at a rate well in excess of global GDP. International Monetary Fund (the “IMF”) forecasts indicated that global trade fell by 10.7% in 2009, the steepest decline in modern history. This compares to a forecasted decline of only 0.6% in global GDP. The IMF’s most recent forecasts for U.S. and global GDP growth in 2010 are 3.1% and 4.2%, respectively, which the company believes should result in a significant rebound in trade and industrial real estate demand.

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

Growth through Operations

The company seeks to generate long-term internal growth by maintaining a high occupancy rate at its properties, by controlling expenses and through contractual rent increases on existing space and thus capitalizing on the economies of scale inherent in owning, operating and growing a large, global portfolio. The company actively manages its portfolio by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. With respect to its leasing strategies, the company takes a long-term view to ensure that it maximizes the value of its real estate. As the company continues to work through a challenging operating environment and to provide flexibility to its customers, the company evaluates and adjusts its leasing strategies for market terms and leasing rates, which may include shorter leasing terms. The company believes that its long-standing focus on customer relationships and ability to provide global solutions for a well-diversified customer base in the logistics, shipping, and air cargo industries will enable it to capitalize on opportunities as they arise.

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

Growth through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 26 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with institutional investors. Nearly 60% of the company’s owned and managed operating portfolio is held through its eight co-investment ventures. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company is the largest investor in its funds and owns a 10-50% interest in its co-investment ventures. The company believes that its significant ownership in each of its funds provides a strong alignment of its interest with its co-investment partners’ interests.

The company believes that its co-investment program with private-capital investors will continue to serve as a source of revenues and capital for new investments. In anticipation of the formation of future co-investment ventures, the company may also hold acquired and newly developed properties for contribution to such future co-investment ventures. The company may make additional investments through its existing co-investment ventures or new co-investment ventures in the future and presently plans to do so. The company is in various stages of discussions with prospective investors to attract new capital to take advantage of potential opportunities and these capital raising activities may include the formation of new joint ventures. Such transactions, if the company completes them, may be material individually or in aggregate.

Growth through Acquisitions and Capital Redeployment

The company’s acquisition experience and its network of property management, leasing and acquisition resources should continue to provide opportunities for growth. In addition to its internal resources, the company has long-term relationships with lenders, leasing and investment sales brokers, as well as third-party local property management firms, which may give it access to additional acquisition opportunities because such managers frequently market properties on behalf of sellers. The company is actively monitoring its target markets and may seek opportunities to selectively acquire high-quality, well-located industrial real estate. The company strives to enhance the quality of its portfolio through acquisitions that are accretive to the company’s net asset value and its earnings. In addition, the company seeks to redeploy capital from the sale of non-strategic assets into properties that better fit its current investment focus.

The company is generally engaged in various stages of negotiations for a number of acquisitions, dispositions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios and platforms or property owning or real estate-related entities.

Growth through Development

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. Despite the cyclical downturn in the U.S. and global economy, the company believes that, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia, Europe and Brazil. The company believes that the development, redevelopment and expansion of well-located, high-quality industrial properties provide attractive investment opportunities at higher rates of return, due to the development risk, than may be obtained from the purchase of existing properties. Through the deployment of its in-house development and redevelopment expertise, the company seeks to create value both through new construction and the acquisition and management of redevelopment opportunities. New developments, redevelopments and value-added conversions require significant management attention, and development and redevelopment may require significant capital investment, to maximize their returns. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital. Completed development and redevelopment properties are held in its owned and managed portfolio, contributed to co-investment ventures or sold to third parties.

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

See Part I, Item 1: Note 13 of “Notes to Consolidated Financial Statements” for segment information related to the company’s operations and information regarding geographic areas.

Management’s Overview

Management believes that the momentum for the global economic recovery is continuing and expects that improving economic conditions will lead to an increase in the demand for industrial real estate. Management expects to see earnings growth if it is able to improve asset utilization by returning its owned and managed portfolio closer to its historical occupancy average of 95%; complete the build-out and leasing of its development portfolio; and realize value from its land bank through new ventures, sales and future build-to-suit projects. The company believes that capital deployment opportunities are increasing and is evaluating multiple transactions in its target markets around the globe. Management believes that its ability to provide multiple forms of consideration to institutional investors, lenders and private developers provide the company with proprietary access to acquisition opportunities. The company is observing a positive shift in customer sentiment as well as in investor interest in high quality, well-located industrial real estate. Management believes that its existing and new private capital co-investment ventures and joint ventures are well positioned to benefit from this shift in investor preferences.

Strength of Balance Sheet and Liquidity

The company’s liquidity at March 31, 2010 was $1.1 billion, consisting of more than $900 million of availability on its lines of credit and approximately $210 million of cash and cash equivalents on an owned and managed basis.

Subsequent to quarter end, the company completed the issuance and sale of approximately 18.2 million shares of its common stock in a public offering at a price of $27.50 per share, generating approximately $479 million in net proceeds. The company intends to use the net proceeds for general corporate purposes, which may include equity investments in co-investment funds, acquisitions of properties, portfolios of properties or interests in property-owning or real estate-related entities; development, redevelopment or value-added conversion activities; the repayment of indebtedness (which may include intercompany indebtedness); the redemption or other repurchase of outstanding securities; loans to affiliated entities; capital expenditures and increasing our working capital. Pending such uses, the operating partnership used the net proceeds to reduce borrowings under its unsecured credit facilities and invested in short-term securities. Management believes that the offering will allow the company to take advantage of emerging opportunities while preserving its financial strength.

Real Estate Operations

While the company continues to contend with a challenging operating environment, the company believes the pace of the global economic recovery is encouraging. The company has observed that customer sentiment continues to improve and this is translating into an increase in leasing activity in most markets around the globe. This increase in activity relates to more customer dialogue, property showings, requests for proposal, and deals under negotiation. Management continues to expect improvement in occupancy in the second half of this year and gain further traction into 2011.

The deterioration rate for real estate operating fundamentals is flattening out. In the U.S., according to CBRE Econometric Advisors, net absorption was less negative in the quarter, at minus 17 million square feet, essentially flat relative to the product base of 13 billion square feet. Availability increased by about 10 basis points to 14%, the smallest increase in 10 quarters. The company’s coastal markets showed marginal signs of improvement, with availability at 12% for the past two quarters, which management believes indicates a bottom in those markets. CBRE Econometric Advisors noted that the delivery of new product and the pipeline of projects under construction continued to achieve historic lows. Management continues to believe that record low deliveries, met by moderate demand, will drive the availability rate back down in the second half of the year. Consensus trade forecast implies significant improvement in net absorption starting in mid-2010. Management believes that these numbers indicate that the company is progressing through the inflection point.

Cash-basis same-store NOI was down 5.1% for the first quarter, driven primarily by lower occupancy. Without the effect of foreign currency, cash-basis same-store NOI decreased 6.5%. The company’s quarter-end and average occupancy were at 90.5% and 90.3% respectively. The 70 basis points decrease in quarter-end occupancy from year-end was primarily attributable to the decline in month to month leasing associated with the company’s typical seasonal holiday demand in the fourth quarter. The company had a solid quarter of leasing volume, commencing approximately 8.4 million square feet in the company’s operating portfolio. In the company’s development portfolio, the company leased 1.2 million square feet in the first quarter.

Rent changes on rollovers were negative 9.1% on a trailing four quarter basis. Roll down was negative 9.5% for the quarter, a slight improvement over the fourth quarter of 2009. Rent changes on rollover are expected to be negative for 2010, although management believes that rents have bottomed in most of the company’s markets today.

Private Capital Business

During the first quarter, the company invested $150 million in its two open-ended funds, specifically $100 million in AMB U.S. Logistics Fund, L.P. and $50 million in AMB Europe Fund I, FCP-FIS. There were an additional $50 million in new third-party equity investments in AMB U.S. Logistics Fund, L.P. during the first quarter. In April 2010, the company invested an additional $50 million into AMB U.S. Logistics Fund, L.P., along with $29 million in new third-party equity investments. During the quarter, the company acquired two assets in AMB U.S. Logistics Fund for $45.6 million at an 8.2% stabilized cap rate.

Equityholders in two of the company’s co-investment ventures, AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011. As of March 31, 2010, there was no redemption queue for AMB U.S. Logistics Fund, L.P.

Development Business

The company has limited its development activity to previously committed projects and did not commence any development projects in the first quarter of 2010. During the first quarter of 2010, the company completed its first acquisition in Brazil, with the purchase of 58 acres of land in its joint venture with Cyrela Commercial Properties (“CCP”). As of March 31, 2010, the company held a total of 2,544 acres of land for future development or sale on an owned and managed basis, approximately 86% of which is located in the Americas, including Brazil. The company currently estimates that these 2,544 acres of land could support approximately 46.3 million square feet of future development.

Summary of Key Transactions

During the three months ended March 31, 2010, the company completed the following significant capital deployment and other transactions:

•	Acquired two properties aggregating approximately 0.7 million square feet for an aggregate price of approximately $45.6 million through AMB U.S. Logistics Fund, L.P., an unconsolidated co-investment venture;

•	Acquired 58 acres of land in Sao Paulo, Brazil with estimated build-out potential of 1.2 million square feet with its joint venture partner CCP; and

•	Sold development projects aggregating approximately 0.3 million square feet, including 0.2 million square feet that was part of an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010, for an aggregate sales price of $22.9 million, of which $12.5 million related to the installment sale.

See Part I, Item 1: Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s acquisition, development and disposition activity.

Critical Accounting Policies

In the preparation of financial statements, the company utilizes certain critical accounting policies. There have been no material changes in the company’s significant accounting policies included in the notes to its audited financial statements included in the Annual Report on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2008 (generally defined as properties that are 90% occupied). As of March 31, 2010, the same store industrial pool consisted of properties aggregating approximately 69.2 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three months ended March 31, 2010 and 2009 was as follows:

	For the Three Months Ended
	March 31,
	2010	2009

Acquired:
Number of properties	—	—
Square feet (in thousands)	—	—
Acquisition cost (in thousands)	$—	$—
Development Properties Sold or Contributed:
Square feet (in thousands)(1)	312	1,531

(1)	For the quarter ended March 31, 2010, the square footage includes 0.2 million square feet related to an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

For the Three Months Ended March 31, 2010 and 2009 (dollars in millions):

	For the Three Months Ended
	March 31,
Revenues	2010	2009	$ Change	% Change

Rental revenues
Same store	$126.0	$132.4	$(6.4)	(4.8)%
Development	13.0	9.2	3.8	41.3%
Other industrial	11.5	10.1	1.4	13.9%

Total rental revenues	150.5	151.7	(1.2)	(0.8)%
Private capital revenues	7.5	11.7	(4.2)	(35.9)%

Total revenues	$158.0	$163.4	$(5.4)	(3.3)%

Same store rental revenues decreased $6.4 million from the prior year due primarily to decreased occupancy as compared to the first quarter of 2009, as well as higher lease termination fees recognized in the first quarter of 2009. The increase in rental revenues from development of $3.8 million is primarily due to increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from completed development projects that are not yet part of the same store operating pool of properties. The increase in these revenues of $1.4 million primarily reflects the further completion of the company’s development portfolio and higher occupancy. The decrease in private capital revenues of $4.2 million was primarily due to the recognition in the first quarter of 2009 of asset management fees received from AMB Japan Fund I, L.P.

	For the Three Months Ended
	March 31,
Costs and Expenses	2010	2009	$ Change	% Change

Property operating costs:
Rental expenses	$28.9	$30.1	$(1.2)	(4.0)%
Real estate taxes	20.8	19.3	1.5	7.8%

Total property operating costs	$49.7	$49.4	$0.3	0.6%

Property operating costs:
Same store	$39.8	$42.4	$(2.6)	(6.1)%
Development	5.7	3.8	1.9	50.0%
Other industrial	4.2	3.2	1.0	31.3%

Total property operating costs	49.7	49.4	0.3	0.6%

Depreciation and amortization	48.6	42.1	6.5	15.4%
General and administrative	32.0	31.3	0.7	2.2%
Restructuring charges	3.0	—	3.0	100.0%
Fund costs	0.3	0.3	—	—%
Real estate impairment losses	—	175.9	(175.9)	(100.0)%
Other expenses (income)	1.2	(0.7)	1.9	271.4%

Total costs and expenses	$134.8	$298.3	$(163.5)	(54.8)%

Same store properties’ operating expenses decreased $2.6 million from the prior year primarily due to decreased repairs and maintenance expenses, utilities, roads and grounds expenses and administrative expenses as well as decreased occupancy from the first quarter of 2009. The increase in development operating costs of $1.9 million was primarily due to an increase in real estate taxes and an increase in utilities, repairs and maintenance expenses and ground rent expenses due to higher occupancy in certain development projects. The increase in other industrial operating costs of $1.0 million was primarily due to an increase in real estate taxes and utilities over the first quarter of 2009. The increase in depreciation and amortization expenses of $6.5 million is primarily due to $1.2 million additional depreciation expense recorded upon reclassification of assets from properties held for contribution to investments in real estate recognized in the first quarter of 2010 and asset stabilizations. During the three months ended March 31, 2010, the company recorded $3.0 million in restructuring charges associated with severance and the termination of certain contractual obligations. In the first quarter of 2009, no restructuring charges were recognized. See Note 2 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during 2009. Other expenses increased $1.9 million primarily as a result of a $2.2 million change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in the prior year.

	For the Three Months Ended
	March 31,
Other Income and (Expenses)	2010	2009	$ Change	% Change

Development profits, net of taxes	$4.8	$33.3	$(28.5)	(85.6)%
Equity in earnings of unconsolidated joint ventures, net	3.9	—	3.9	100.0%
Other income (expenses)	0.3	(7.1)	7.4	104.2%
Interest expense, including amortization	(32.6)	(32.8)	(0.2)	(0.6)%

Total other income and (expenses), net	$(23.6)	$(6.6)	$(17.0)	(257.6)%

Development profits represent gains from the sale or contribution of development projects, including land. During the three months ended March 31, 2010, the company recognized development profits of approximately $4.8 million primarily as a result of the sale of development projects to third-parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $22.9 million. This included the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. The decrease of $28.5 million is due to the recognition of development profits as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. during the first quarter of 2009.

The increase in equity in earnings of unconsolidated joint ventures of $3.9 million for 2010 was primarily due to impairment losses recognized on the company’s unconsolidated assets under management in the first quarter of 2009. Other income increased $7.4 million from the prior year primarily due to a $2.2 million change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in 2009, the recognition of a $3.8 million loss on write-down of an investment in the first quarter of 2009 and a decrease in foreign currency exchange rate losses, partially offset by a decrease in bank interest income. During the quarter ended March 31, 2010, the company recognized a loss on currency remeasurement of approximately $1.0 million, compared to a loss of approximately $4.7 million in the same period of 2009.

	For the Three Months Ended
	March 31,
Discontinued Operations	2010	2009	$ Change	% Change

Income attributable to discontinued operations	$(0.2)	$(0.5)	$0.3	(60.0)%
Gains from sale of real estate interests, net of taxes	—	19.0	(19.0)	(100.0)%

Total discontinued operations	$(0.2)	$18.5	$(18.7)	(101.1)%

The decrease in income attributable to discontinued operations of $18.7 million for the quarter ended March 31, 2010 as compared to the same quarter in 2009 was primarily due to the sale of seven industrial properties, aggregating approximately 0.7 million square feet for a sale price of $58.4 million, with a resulting gain of

$19.1 million in the first quarter of 2009. The company did not sell any industrial operating properties in the first quarter of 2010.

	For the Three Months Ended
	March 31,
Preferred Stock/Units	2010	2009	$ Change	% Change

Preferred stock dividends/unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred stock/units	$(4.0)	$(4.0)	$—	—%

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

As of March 31, 2010, the parent company owned an approximate 97.8% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 2.2% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of March 31, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

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

As circumstances warrant, the parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The operating partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to make acquisitions of properties, portfolios of properties or

U.S. or foreign property-owning or real estate-related entities, to invest in existing or newly created joint ventures or for general corporate purposes.

Common and Preferred Equity The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of March 31, 2010: 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

Market Equity as of March 31, 2010
	Shares/Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common stock	149,945,215	(5)	$27.24	$4,084,508
Common limited partnership units(3)	3,376,141		$27.24	91,966

Total	153,321,356			$4,176,474

Total options outstanding				9,381,333
Dilutive effect of stock options(4)				—

(1)	Dollars, per share/unit

(2)	Dollars, in thousands

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $25.33 for the quarter ended March 31, 2010. All stock options were anti-dilutive as of March 31, 2010.

(5)	Includes 1,228,034 shares of unvested restricted stock.

Preferred Stock as of March 31, 2010 (dollars in thousands)
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred stock	6.50%	$50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of March 31, 2010, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1: Note 7 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of industrial operating assets to further enhance liquidity. As of March 31, 2010, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 44.8%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% pursuant to its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of March 31, 2010

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	46.6%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	49.5%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	44.8%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	47.5%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of March 31, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of the Operating Partnership.”

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

For the parent company to maintain its qualification as a real estate investment trust, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income. While historically the parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the parent company’s own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The parent company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments.

As circumstances warrant, the parent company may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The parent company would contribute any such proceeds to the operating partnership, which would then use the proceeds to repay debt, including borrowings under its lines of credit, to make acquisitions of properties, portfolios of properties or U.S. or foreign property-owning or real estate-related entities or platforms, to invest in existing or newly created joint ventures or for general corporate purposes.

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the three months ended March 31, 2010 and 2009:

		For the Three Months Ended
		March 31,
Paying Entity	Security	2010	2009

AMB Property Corporation	Common stock	$0.280	$0.280
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	$0.428

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the three months ended March 31, 2010 and 2009, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the three months ended March 31, 2010 and 2009. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
Summary of Dividends and Distributions Paid	2010	2009
	(dollars in thousands)

Net cash provided by operating activities	$70,065	$61,825
Dividends paid to common and preferred stockholders(1)	(45,644)	(2,475)
Distributions to noncontrolling interests, including preferred units	(3,361)	(3,595)

Excess of net cash provided by operating activities over dividends and distributions paid	$21,060	$55,755

Net proceeds from divestiture of real estate	$22,408	$173,426

Excess of net cash provided by operating activities and net proceeds from
divestiture of real estate over dividends and distributions paid	$43,468	$229,181

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of March 31, 2010, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.8 years. The indenture for the senior debt securities contains limitation on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to certain of its other debt obligations related to its $425.0 million multi-currency senior unsecured term loan facility, which includes Euro and Yen tranches. Using the exchange rates in effect on March 31, 2010, the facility had an outstanding balance of approximately $412.6 million in U.S. dollars, which bore a weighted average interest rate of 3.9% and matures in October 2012. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which, as of March 31, 2010, had a balance of $93.0 million using the exchange rate in effect at March 31, 2010 and bore a weighted average interest rate of 0.71%. This facility had an original maturity date of June 2010. Subsequent to quarter end, the operating partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at March 31, 2010, equaled approximately $588.5 million U.S. dollars. As of March 31, 2010, this facility had a balance of $292.0 million using the exchange rate in effect at March 31, 2010 and bore a weighted average interest rate of 0.68%. This facility had an original maturity date of June 2010. Subsequent to quarter end, the operating partnership exercised its option to extend the maturity date to June 2011. This facility is subject to certain conditions.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million and to allow for future borrowing in Indian rupees. As of March 31, 2010, this facility had a balance of $331.0 million using the exchange rate in effect at March 31, 2010 and bore a weighted average interest rate of 0.86%.

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

Cash Flows.  For the three months ended March 31, 2010, cash provided by operating activities was $70.1 million as compared to $61.8 million for the same period in 2009. This change is primarily due to changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities, partially offset by lower net operating income in 2010. Cash used in investing activities was $183.3 million for the three months ended March 31, 2010, as compared to cash provided by investing activities of $15.2 million for the same period in 2009. This change is primarily due to a decrease in net proceeds from divestiture of real estate and securities and an increase in additions to interests in unconsolidated joint ventures, partially offset by a decrease in additions to land, buildings, development costs, building improvements and lease costs. Cash provided by financing activities was $67.4 million for the three months ended March 31, 2010, as compared to cash used in financing activities of $45.6 million for the same period in 2009. This change is due primarily to an increase in net borrowings on unsecured credit facilities and a decrease in payments on senior debt. This activity was partially offset by a decrease in the issuance of common units and an increase in net payments on secured debt.

Partners’ Capital.  As of March 31, 2010, the operating partnership had outstanding 149,715,804 common general partnership units; 2,119,928 common limited partnership units; 2,000,000 6.50% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis during the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Placed in Operations:
Number of projects	—	3
Square feet	—	2,033,763
Estimated investment(1)	$—	$143,882
Sold:
Number of projects	—	1
Square feet	—	388,000
Estimated investment(1)	$—	$22,527
Available for Sale or Contribution:
Number of projects	6	6
Square feet	1,578,067	1,573,974
Estimated investment(1)	$162,962	$125,210

Total:
Number of projects	6	10
Square feet	1,578,067	3,995,737
Estimated investment(1)	$162,962	$291,619

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010(1)	2009

Square feet	312,103	549,591
Gross sales price	$22,893	$41,808
Net proceeds	$21,936	$39,710
Development gains, net of taxes	$4,803	$4,698

(1)	Includes the installment sale of 0.2 million square feet for $12.5 million gross sales price ($12.0 million net proceeds) with development gains of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

Development contributions to co-investment ventures during the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2010	2009

Number of projects contributed to AMB Japan Fund I, L.P.	—	1
Square Feet	—	981,162

Total number of contributed development assets	—	1
Total square feet	—	981,162
Gross contribution price	$—	$184,793
Net proceeds	$—	$56,822
Development gains, net of taxes	$—	$28,588

Properties Held for Sale or Contribution, Net.  As of March 31, 2010, the operating partnership held for sale three properties with an aggregate net book value of $7.6 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the operating partnership held for sale three properties with an aggregate net book value of $13.9 million.

As of March 31, 2010, the operating partnership held for contribution to co-investment ventures eight properties with an aggregate net book value of $140.2 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 95% to an expected range of less than 40%. As of December 31, 2009, the operating partnership held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

As of March 31, 2010, properties with an aggregate net book value of $53.1 million were reclassified from held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. These properties may be reclassified as properties held for sale or held for contribution at some future time. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the three months ended March 31, 2010, the operating partnership recognized $1.2 million of additional depreciation expense and related accumulated depreciation from the reclassification of assets from properties held for sale and contribution to investments in real estate. During the three months ended March 31, 2009, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $3.2 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for divestiture or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three months ended March 31, 2010, the operating partnership did not sell any industrial operating properties. During the three months ended March 31, 2009, the operating partnership sold approximately 0.7 million square feet of industrial operating properties for a sale price of $58.4 million, with a resulting gain of $19.1 million. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the statements of operations.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of March 31, 2010, the operating partnership owned approximately 78.1 million square feet of its properties (50.2% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at March 31, 2010 (dollars in thousands):

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

Please see Part I, Item 1: Note 9 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant consolidated co-investment ventures.

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at March 31, 2010 (dollars in thousands):

		Approximate	Operating	Estimated
Unconsolidated Co-investment	Co-Investment Venture	Ownership	Partnership’s Net	Investment
Venture	Partner	Percentage	Equity Investment	Capacity

AMB U.S. Logistics Fund, L.P.(1)	AMB U.S. Logistics REIT, Inc.	31%	$316,804	$200,000	(2)
AMB Europe Fund I, FCP-FIS	Institutional investors	30%	$106,685	$200,000	(2)
AMB Japan Fund I, L.P.	Institutional investors	20%	$81,373	$—
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$18,374	$245,000
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$14,394	$—	(3)

(1)	Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P.

(2)	The investment capacity of AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds, is not limited. Investment capacity is estimated based on the cash of the fund and additional leverage and may change.

(3)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and as of March 31, 2010, the remaining estimated investment is $5.0 million to complete the existing development assets held by the fund.

Through its investment in AMB Property Mexico, the operating partnership held equity interests in various other unconsolidated ventures totaling approximately $14.6 million and $18.7 million as of March 31, 2010 and December 31, 2009, respectively.

Please see Part I, Item 1: Note 9 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of March 31, 2010, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 44.8%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market capital,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of March 31, 2010, the aggregate principal amount of the operating partnership’s secured debt was $1.0 billion, excluding $0.1 of unamortized net premiums. Of the $1.0 billion of secured debt, $753.5 million, excluding unamortized discounts, is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of March 31, 2010, bore interest at rates varying from 0.9% to 9.4% per annum (with a weighted average rate of 4.9%) and had final maturity dates ranging from June 2010 to November 2022. As of March 31, 2010, $608.4 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 6.4%), while the remaining $355.6 million bore interest at variable rates (with a weighted average interest rate of 2.4%). As of March 31, 2010, $600.2 million of the secured debt before unamortized premiums was held by co-investment ventures.

As of March 31, 2010, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.8 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of March 31, 2010, the operating partnership had $477.9 million outstanding in other debt which bore a weighted average interest rate of 4.1% and had an average term of 2.6 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $54.3 million balance outstanding as of March 31, 2010. Of the remaining $423.6 million outstanding in other debt, $412.6 million is related to the loan facility described below.

In October 2009, the operating partnership refinanced its $325.0 million unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the operating partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. As of March 31, 2010, the facility had an outstanding balance of $412.6 million, using the exchange rates in effect at March 31, 2010. The parent company guarantees the operating partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under its unsecured credit facilities at March 31, 2010.

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

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of March 31, 2010, the operating partnership was in compliance with its financial covenants under its credit facilities. There can be no assurance, however, that if the financial markets and economic conditions worsen, the operating partnership will be able to continue to comply with its financial covenants.

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

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The line carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and the facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of March 31, 2010, based on the operating partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2010, the outstanding balance on this credit facility was $93.0 million, which bore a weighted average interest rate of 0.71%, and the remaining amount available was $445.0 million, net of outstanding letters of credit of $12.0 million, using the exchange rate in effect on March 31, 2010. This facility had an original maturity date of June 2010. Subsequent to quarter end, the operating partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at March 31, 2010, equaled approximately $588.5 million U.S. dollars and bore a weighted average interest rate of 0.68%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility had an original maturity date of June 2010. Subsequent to quarter end, the operating partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of March 31, 2010, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of March 31, 2010. As of March 31, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on March 31, 2010, was $292.0 million, and the remaining amount available was $296.5 million.

The operating partnership and certain of its wholly-owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling, and Euros with the ability to add Indian rupees. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of March 31, 2010, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at March 31, 2010, was approximately $331.0 million with a weighted average interest rate of 0.86%, and the remaining amount available was $169.0 million.

The above credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the operating partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of March 31, 2010.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of March 31, 2010 (dollars in thousands):

	Wholly Owned
	Unsecured				Consolidated Joint Venture		Total	Unconsolidated
	Senior	Credit	Other	Secured	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Venture Debt	Debt
2010	$65,000	$385,077	$1,591	$75,038	$66,406	$—	$593,112	$157,100	$750,212
2011	69,000	330,921	2,186	87,933	136,178	—	626,218	602,291	1,228,509
2012	—	—	417,607	27,765	417,089	50,000	912,461	447,137	1,359,598
2013	293,897	—	920	19,693	50,026	4,300	368,836	684,008	1,052,844
2014	—	—	616	—	9,811	—	10,427	778,764	789,191
2015	112,491	—	664	—	17,610	—	130,765	264,385	395,150
2016	250,000	—	—	—	16,231	—	266,231	72,959	339,190
2017	—	—	—	—	1,272	—	1,272	351,488	352,760
2018	125,000	—	—	—	1,455	—	126,455	183,194	309,649
2019	250,000	—	—	—	29,910	—	279,910	803	280,713
Thereafter	—	—	—	—	7,528	—	7,528	5,041	12,569

Subtotal	$1,165,388	$715,998	$423,584	$210,429	$753,516	$54,300	$3,323,215	$3,547,170	$6,870,385
Unamortized net (discounts) premiums	(9,443)	—	—	182	(234)	—	(9,495)	(4,724)	(14,219)

Subtotal	$1,155,945	$715,998	$423,584	$210,611	$753,282	$54,300	$3,313,720	$3,542,446	$6,856,166
Joint venture partners’ share of debt	—	—	—	—	(422,754)	(43,440)	(466,194)	(2,534,902)	(3,001,096)

Operating partnership’s share of total debt(2)	$1,155,945	$715,998	$423,584	$210,611	$330,528	$10,860	$2,847,526	$1,007,544	$3,855,070

Weighted average interest rate	6.4%	0.8%	4.0%	4.8%	4.9%	5.4%	4.4%	4.7%	4.6%
Weighted average maturity (years)	5.8	0.7	2.6	1.2	2.6	2.5	3.2	3.9	3.6

(1)	Represents three credit facilities with total capacity of approximately $1.6 billion. Includes $297.5 million of U.S. dollar borrowings, as well as $292.0 million, $85.7 million, $15.5 million and $25.2 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at March 31, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on March 31, 2010.

(2)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of March 31, 2010, the operating partnership had debt maturing in 2010 through 2013, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
Wholly owned debt	2010	2011	2012	2013

Unsecured Senior Debt	$65,000	$69,000	$—	$293,897
Credit Facilities	—	385,077	330,921	—
Other Debt	—	—	418,566	1,798
Operating Partnership Secured Debt	74,201	87,252	28,503	20,479

Subtotal	139,201	541,329	777,990	316,174
Consolidated Joint Ventures
AMB-AMS, L.P.	—	—	—	39,674
AMB Institutional Alliance Fund II, L.P.	1,064	—	5,504	93,457
AMB-SGP, L.P.	—	41,865	292,552	—
Other Industrial Operating Joint Ventures	10,334	57,349	33,700	—

Subtotal	11,398	99,214	331,756	133,131
Unconsolidated Joint Ventures
AMB U.S. Logistics Fund, L.P.	—	174,080	77,191	285,889
AMB Japan Fund I, L.P.	111,465	203,193	178,258	341,824
AMB-SGP Mexico, LLC	—	58,825	166,346	—
AMB Europe Fund I, FCP-FIS	—	—	5,846	4,732
Other Industrial Operating Joint Ventures	9,059	31,773	—	58,413

Subtotal	120,524	467,871	427,641	690,858
Total Consolidated	150,599	640,543	1,109,746	449,305
Total Unconsolidated	120,524	467,871	427,641	690,858

Total	$271,123	$1,108,414	$1,537,387	$1,140,163

Total Operating Partnership’s Share(3)	$172,396	$720,040	$1,044,042	$536,429

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2013, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2010 through 2013 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of March 31, 2010
	Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common general partnership units	149,715,804	(5)	$27.24	$4,078,259
Common limited partnership units(3)	3,376,141		$27.24	91,966

Total	153,091,945			$4,170,225

Total options outstanding				9,381,333
Dilutive effect of stock options(4)				—

(1)	Dollars, per unit.

(2)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units. Dollars, in thousands.

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $25.33 for the quarter ended March 31, 2010. All stock options were anti-dilutive as of March 31, 2010.

(5)	Includes 1,228,034 shares of unvested restricted stock.

Preferred units as of March 31, 2010 (dollars in thousands)
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred units	6.50%	$50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of March 31, 2010 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1: Note 8 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of March 31, 2010

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	46.7%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	49.5%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	44.8%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	47.5%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of March 31, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of March 31, 2010, the operating partnership had $153.4 million in cash and cash equivalents and $21.9 million in restricted cash. During the three months ended March 31, 2010, the operating partnership reduced the availability under its lines of credit by approximately $240 million while increasing its share of outstanding debt by approximately $275 million. As of March 31, 2010, the operating partnership had $910.5 million available for future borrowings under its three multi-currency lines of credit, representing line utilization of 44%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of March 31, 2010, approximately $127.7 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the three months ended March 31, 2010 and 2009:

		For the Three Months Ended
		March 31,
Paying Entity	Security	2010	2009

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280
AMB Property, L.P.	Series L preferred stock	$0.406	$0.406
AMB Property, L.P.	Series M preferred stock	$0.422	$0.422
AMB Property, L.P.	Series O preferred stock	$0.438	$0.438
AMB Property, L.P.	Series P preferred stock	$0.428	$0.428
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280
AMB Property II, L.P.	Series D preferred units(1)	$—	$0.898

(1)	On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the three months ended March 31, 2010 and 2009, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the three months ended March 31, 2010 and 2009. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
Summary of Distributions Paid	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$70,065	$61,825
Distributions paid to partners	(46,238)	(3,085)
Distributions to noncontrolling interests, including preferred units	(2,767)	(2,985)

Excess of net cash provided by operating activities over distributions paid	$21,060	$55,755

Net proceeds from divestiture of real estate	$22,408	$173,426

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$43,468	$229,181

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the three months ended March 31, 2010 and 2009 on an owned and managed basis were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

The Americas:
Number of new development projects	—	1
Square feet	—	189,337
Estimated total investment(1)	$—	$12,116
Europe:
Number of new development projects	—	1
Square feet	—	274,802
Estimated total investment(1)	$—	$17,118
Asia:
Number of new development projects	—	—
Square feet	—	—
Estimated total investment(1)	$—	$—

Total:
Number of new development projects	—	2
Square feet	—	464,139
Estimated total investment(1)	$—	$29,234
Total construction-in-progress estimated investment(1)(2)	$300,768	$983,581
Total construction-in-progress invested to date(3)	$269,612	$824,347
Total construction-in-progress remaining to invest(3)(4)	$31,156	$159,234

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2010 or 2009, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Portfolio.  As of March 31, 2010, the operating partnership had nine construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 3.7 million square feet and have an aggregate estimated investment of $284.0 million upon completion, net of $16.7 million of cumulative real estate impairment losses to date. One of these projects totaling approximately 0.6 million square feet with an aggregate estimated investment of $66.4 million was held in an unconsolidated co-investment venture. Construction-in-progress, at March 31, 2010, included projects expected to be completed through the third quarter of 2011.

On an owned and managed basis, the operating partnership had an additional 34 development projects available for sale or contribution totaling approximately 9.7 million square feet, with an aggregate estimated investment of $949.3 million, net of $80.3 million of cumulative real estate impairment losses to date, and an aggregate net book value of $920.6 million.

As of March 31, 2010, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $1.3 billion, or 96%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $59.8 million, or 4%, in order to complete its development portfolio.

In addition to its committed development pipeline, the operating partnership held a total of 2,544 acres of land for future development or sale, on an owned and managed basis, approximately 86% of which was located in North America, including 151 acres that were held in an unconsolidated joint venture. The operating partnership currently estimates that these 2,544 acres of land could support approximately 46.3 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 79 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2010, the operating partnership had investments in co-investment ventures with a gross book value of $1.1 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $537.6 million and a gross book value of $6.5 billion. In the three months ended March 31, 2010, the operating partnership made a $100 million investment in AMB U.S. Logistics Fund, L.P. and a $50 million investment in AMB Europe Fund, FCP-FIS. Additionally, third party investors contributed $50 million to AMB U.S. Logistics Fund, L.P. during the first quarter of 2010. Subsequent to quarter end, the operating partnership and third-party investors made $50 million and $29 million investments in AMB U.S. Logistics Fund, L.P., respectively. As of March 31, 2010, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $24.6 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB U.S. Logistics Fund, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This could increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB U.S. Logistics Fund, L.P., and the management regulations of AMB Europe Fund I,

FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

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

Capital Deployment

Land acquisitions during the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

The Americas:
Acres	58	4
Estimated build out potential (square feet)	1,162,103	—
Investment(1)	$21,321	$—
Asia:
Acres	—	16
Estimated build out potential (square feet)	—	456,529
Investment(1)	$—	$3,513

Total:
Acres	58	20
Estimated build out potential (square feet)	1,162,103	456,529
Investment(1)	$21,321	$3,513

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity during the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Number of properties acquired by AMB U.S. Logistics Fund, L.P.	2	—
Square feet	687,932	—
Expected investment(1)	$45,552	$—

Total number of properties acquired	2	—
Total square feet	687,932	—
Total acquisition cost	$45,400	$—
Total acquisition capital	152	—

Total expected investment(1)	$45,552	$—

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2010 or 2009, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of March 31, 2010, the company had provided approximately $14.6 million in letters of credit, of which $12.0 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1: Notes 5, 6 and 9 of the “Notes to Consolidated Financial Statements,” as of March 31, 2010, the company had outstanding guarantees and contribution obligations in the aggregate amount of $391.5 million as described below.

As of March 31, 2010, the company had outstanding bank guarantees in the amount of $0.4 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of March 31, 2010, the company also guaranteed $45.4 million and $85.1 million on outstanding loans on six of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of March 31, 2010.

Performance and Surety Bonds.  As of March 31, 2010, the company had outstanding performance and surety bonds in an aggregate amount of $5.1 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations, as adjusted (“FFO, as adjusted”) and Funds From Operations Per Share and Unit, as adjusted (“FFOPS, as adjusted”)

The company believes that net (loss) income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, the company considers funds from operations, as adjusted (or FFO, as adjusted) and FFO, as adjusted, per share and unit (or FFOPS, as adjusted) to be useful supplemental measures of its operating performance. The company defines FFOPS, as adjusted, as FFO, as adjusted, per fully diluted weighted average share of the parent company’s common stock and operating partnership units. The company calculates FFO, as adjusted, as net income (or loss) available to common stockholders, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive the company’s pro rata share of FFO, as adjusted, of consolidated and unconsolidated joint ventures. This calculation also includes adjustments for items as described below.

Unless otherwise stated, the company includes the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO, as adjusted. The company believes gains from development should be included in FFO, as adjusted, to more completely reflect the performance of one of its lines of business. The company believes that value-added conversion dispositions are in substance land sales and as such should be included in FFO, as adjusted, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in funds from operations. However, the company’s interpretation of FFO, as adjusted, or FFOPS, as adjusted, may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (“NAREIT”) definition, and may not be comparable to funds from operations or funds from operations per share and unit reported by other real estate investment trusts that interpret the current NAREIT definition differently than the company does. In connection with the formation of a joint venture, the company may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, the company intends to include in its calculation of FFO, as adjusted, gains or losses related to the contribution of previously depreciated real estate to joint ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, the company believes such calculation of FFO, as adjusted, will better reflect the value created as a result of the contributions. To date, the company has not included gains or losses from the contribution of previously depreciated warehoused assets in FFO, as adjusted.

In addition, the company calculates FFO, as adjusted, to exclude impairment and restructuring charges, debt extinguishment losses and the Series D preferred unit redemption discount. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted values. The restructuring charges reflected costs associated with the company’s reduction in global headcount and cost structure. Debt extinguishment losses generally included the costs of repurchasing debt securities. The company repurchased certain tranches of senior unsecured debt to manage its debt maturities in response to the current financing environment, resulting in greater debt extinguishment costs. The Series D preferred unit redemption discount reflects the gain associated with the discount to liquidation preference in the Series D preferred unit redemption price less costs incurred as a result of the redemption. Although difficult to predict, these items may be recurring given the uncertainty of the current economic climate and its adverse effects on the real estate and financial markets. While not infrequent or unusual in nature, these items result from market fluctuations that can have inconsistent effects on the company’s results of operations. The economics underlying these items reflect market and financing conditions in the short-term but can obscure the company’s performance and the value of the company’s long-term investment decisions and strategies. Management believes FFO, as adjusted, is significant and useful to both it and its investors. FFO, as adjusted, more appropriately reflects the value and strength of the company’s business model and its potential performance isolated from the volatility of the current economic environment and unobscured by costs (or gains) resulting from the company’s management of its financing profile in response to the tightening of the capital markets. However, in addition to the limitations of FFO, as adjusted, and FFOPS, as adjusted, generally discussed below, FFO, as adjusted, does not present a comprehensive measure of the company’s financial condition and operating performance. This measure is a modification of the NAREIT definition of funds from operations and should not be used as an alternative to net income or cash as defined by U.S. GAAP.

The company believes that FFO, as adjusted, and FFOPS, as adjusted, are meaningful supplemental measures of its operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, FFO, as adjusted, and FFOPS, as adjusted, are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net income (or loss) available to common stockholders, as defined by U.S. GAAP. The company believes that the use of FFO, as adjusted, and FFOPS, as adjusted, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. The company considers FFO, as adjusted, and FFOPS, as adjusted, to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO, as adjusted, and FFOPS, as adjusted, can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While funds from operations and funds from operations per share are relevant and widely used measures of operating performance of real estate investment trusts, FFO, as adjusted, and FFOPS, as adjusted, do not represent cash flow from operations or net income (or loss) as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. FFO, as adjusted, and FFOPS, as adjusted, also do not consider the costs associated with capital expenditures related to the company’s real estate assets nor are FFO, as adjusted, and FFOPS, as adjusted, necessarily indicative of cash available to fund the company’s future cash requirements. Management compensates for the limitations of FFO, as adjusted, and FFOPS, as adjusted, by providing investors with financial statements prepared according to U.S. GAAP, along with this detailed discussion of FFO, as adjusted, and FFOPS, as adjusted, and a reconciliation of FFO, as adjusted, and FFOPS, as adjusted, to net income (or loss) available to common stockholders, a U.S. GAAP measurement.

The following table reflects the calculation of FFO, as adjusted, reconciled from net loss available to common unitholders of the operating partnership and common stockholders of the parent company for the three months ended March 31, 2010 and 2009 (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2010	2009

Net loss available to common unitholders of the operating partnership	$(4,506)	$(125,278)
Net loss available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	59	2,670

Net loss available to common stockholders of the parent company	(4,447)	(122,608)
Gains from sale or contribution of real estate interests, net	—	(18,946)
Depreciation and amortization:
Total depreciation and amortization	48,634	42,125
Discontinued operations’ depreciation	26	1,334
Non-real estate depreciation	(2,545)	(2,137)
Adjustment for depreciation on development profits	(1,546)	—
Adjustments to derive FFO, as adjusted, from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net loss)	(375)	(1,846)
Limited partnership unitholders’ noncontrolling interests (Net loss)	(200)	(5,320)
Limited partnership unitholders’ noncontrolling interests (Development gains)	106	1,108
FFO, as adjusted, attributable to noncontrolling interests	(5,380)	(8,588)
Adjustments to derive FFO, as adjusted, from unconsolidated joint ventures:
The company’s share of net (income) loss	(3,875)	34
The company’s share of FFO, as adjusted	14,453	12,135
Adjustments for impairment charges and restructuring charges:
Real estate impairment losses	—	175,887
Discontinued operations’ real estate impairment losses	—	5,966
Restructuring charges	2,973	—
Allocation to participating securities(1)	(42)	(450)

Funds from operations, as adjusted	$47,782	$78,694

Basic FFO, as adjusted, per common share and unit	$0.31	$0.77

Diluted FFO, as adjusted, per common share and unit	$0.31	$0.77

Weighted average common shares and units:
Basic	152,042,559	102,352,575

Diluted	152,769,638	102,352,947

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO, as adjusted, per common share and unit is adjusted for FFO, as adjusted, distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 1,228,034 and 920,281 unvested restricted shares outstanding for the three months ended March 31, 2010 and 2009, respectively.

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

The company considers same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of its operating performance for properties that are considered part of the same store pool. The company defines SS NOI as NOI on a same store basis. The company defines cash-basis SS NOI as SS NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2008. The company considers cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of the real estate portfolio excluding effects of certain adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, the company believes that SS NOI and cash-basis SS NOI help investors compare the operating performance of its real estate as compared to other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, restructuring charges, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the company’s results from operations. Further, the company’s computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI and cash-basis SS NOI.

The following table reconciles SS NOI, cash-basis SS NOI and cash-basis SS NOI, excluding lease termination fees from net loss for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Net loss	$(620)	$(123,024)
Private capital revenues	(7,445)	(11,695)
Depreciation and amortization	48,634	42,125
Real estate impairment losses	—	175,887
General and administrative and fund costs	32,265	31,574
Restructuring charges	2,973	—
Total other income and expenses	24,837	5,954
Total discontinued operations	154	(18,485)

Net operating income	100,798	102,336
Less non same-store NOI	(16,122)	(11,468)
Less non-cash adjustments(1)	(2,520)	(417)

Cash-basis same-store NOI	$82,156	$90,451

Less lease termination fees	(638)	(783)

Cash-basis same-store NOI, excluding lease termination fees	$81,518	$89,668

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties for the quarter ended March 31, 2010:

Operating Portfolio

Square feet owned(2)(3)	134,762,036
Occupancy percentage(3)	90.5%
Average occupancy percentage	90.3%
Weighted average lease terms (years):
Original	6.3
Remaining	3.5
Trailing four quarters tenant retention	64.7%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(9.1)%
Same space square footage commencing (millions)	24.1
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.15
Re-tenanted	$2.71
Weighted average	$1.80
Square footage commencing (millions)	29.8

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	As of March 31, 2010, the company had investments in 7.4 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 152,000 square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 75.1 million rentable square feet with an occupancy rate of 88.7% at March 31, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for the company’s owned and managed operating properties for the quarter ended March 31, 2010:

	The			Total/Weighted
Owned and Managed Property Data(1)	Americas	Europe	Asia	Average

For the quarter ended March 31, 2010:
Rentable square feet	112,406,277	11,045,789	11,309,970	134,762,036
Occupancy percentage at period end(2)	90.1%	94.7%	90.5%	90.5%
Trailing four quarters same space square footage leased	20,986,185	1,051,545	2,074,055	24,111,785
Trailing four quarters rent change on renewals and rollovers(2)(3)	(10.7)%	(6.6)%	(1.2)%	(9.1)%

(1)	Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which the company is the property or asset manager and which the company currently intends to hold for the long term. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2010 was 88.5%, 97.3% and 88.6%, respectively, and trailing four quarters rent change on renewals and rollovers at period end for 2010 was (11.0)%, (4.3)% and (2.6)%, respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the three months ended March 31, 2010:

Same Store Pool(2)

Square feet in same store pool(3)	127,647,708
% of total square feet	94.7%
Occupancy percentage(3)	90.2%
Average occupancy percentage	90.0%
Weighted average lease terms (years):
Original	6.3
Remaining	3.4
Trailing four quarters tenant retention	64.4%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(9.1)%
Same space square footage commencing (millions)	24.1
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	(2.5)%
Net operating income, excluding lease termination fees(5)(6)	(3.5)%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	(3.6)%
Net operating income, excluding lease termination fees(5)(6)	(5.1)%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2008 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, the company had approximately 69.2 million square feet with an occupancy rate of 88.0% at March 31, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended March 31, 2010, on a consolidated basis, the percentage change was (4.4)%, 0.6% and (6.7)%, respectively, for revenues, expenses and net operating income (including straight-line rents) and (6.0)%, 0.6% and (9.1)%, respectively, for revenues, expenses and net operating income (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. The company’s future earnings and cash flows are dependent upon prevailing market rates. Accordingly, the company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, payments to noteholders, and other cash requirements. The majority of the company’s outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. The company’s exposure to market risk includes interest rate fluctuations in connection with its credit facilities and other variable rate borrowings and its ability to incur more debt without stockholder and unitholder approval, thereby increasing its debt service obligations, which could adversely affect its cash flows. As of March 31, 2010, the company had two outstanding interest rate swaps, four outstanding foreign exchange forward contracts and two interest rate caps with an aggregate notional amount of $954.4 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $9.5 million as of March 31, 2010 (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt(1)	$175,884	$135,870	$641,601	$344,843	$10,427	$783,793	$2,092,418		$2,135,264
Average interest rate	7.6%	6.6%	5.3%	6.2%	6.8%	6.4%	6.1%		n/a
Variable rate debt(2)	$417,228	$490,348	$270,860	$23,993	$—	$28,368	$1,230,797		$1,195,879
Average interest rate	1.0%	1.3%	2.7%	1.8%	—%	1.7%	1.5%		n/a
Interest payments	$17,561	$15,390	$41,304	$21,784	$712	$50,499	$147,250	$	n/a

(1)	Represents 63.0% of all outstanding debt at March 31, 2010.

(2)	Represents 37.0% of all outstanding debt at March 31, 2010.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.9 million (net of the swap) annually. As of March 31, 2010, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were both $3.3 billion, based on the company’s estimate of current market interest rates. As of December 31, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were both $3.2 billion, based on our estimate of current market interest rates.

As of March 31, 2010 and December 31, 2009, variable rate debt comprised 37.0% and 38.8%, respectively, of all the company’s outstanding debt. Variable rate debt was $1.2 billion as of both March 31, 2010 and December 31, 2009.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at March 31, 2010 were two interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans. The company does not hold or issue derivatives for trading purposes.

The following table summarizes the company’s financial instruments as of March 31, 2010 (in thousands):

	June 30,	September 4,	November 1,	October 1,	October 15,	Notional	Fair
Related Derivatives	2010	2010	2010	2012	2012	Amount	Value

Interest Rate Swaps (USD)
Trade Notional Amount		$130,000				$130,000
Receive Floating (%)		3 mo. US LIBOR
Pay Fixed Rate (%)		2.70%
Fair Market Value (USD)		$(1,312)					$(1,312)
Interest Rate Swaps (JPY)
Trade Notional Amount					$133,649	133,649
Receive Floating (%)					3 mo. JPY TIBOR
Pay Fixed Rate (%)					0.60%
Fair Market Value (USD)					$(114)		(114)
Interest Rate Caps (USD)
Trade Notional Amount			$7,319			$7,319
Underlying Rate			1 mo. US LIBOR
Strike Price			3.15%
Fair Market Value (USD)			—				$—
Trade Notional Amount				$26,263		$26,263
Underlying Rate				1 mo. US LIBOR
Strike Price				4.25%
Fair Market Value (USD)				$52			$52
Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Trade Notional Amount (USD)	$320,357					$320,357
Forward Strike Rate	1.3488
6/30/2010 Forward Rate as of 3/31/2010	1.3511
Fair Market Value (USD)	$(557)						$(557)
FX Forward Contract, CAD
Trade Notional Amount (USD)	$196,986					$196,986
Forward Strike Rate	1.0159
6/30/2010 Forward Rate as of 3/31/2010	1.0151
Fair Market Value (USD)	$(152)						$(152)
FX Forward Contract, CAD
Trade Notional Amount (USD)	$76,825					$76,825
Forward Strike Rate	1.0160
6/30/2010 Forward Rate as of 3/31/2010	1.0151
Fair Market Value (USD)	$(70)						$(70)
FX Forward Contract, GBP
Trade Notional Amount (USD)	$63,000					$63,000
Forward Strike Rate	1.5158
6/30/2010 Forward Rate as of 3/31/2010	1.5173
Fair Market Value (USD)	$(62)						$(62)

						$954,399	$(2,215)

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains (losses) resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $0.6 million and $(34.0) million for the three months ended March 31, 2010 and 2009, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended March 31,

2010 and 2009, total unrealized and realized (losses) gains from remeasurement and translation included in the company’s results of operations were $(1.0) million and $4.7 million, respectively.

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

As of March 31, 2010, there were no material pending legal proceedings to which the parent company, the operating partnership or the company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Report on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2009, and any amendments thereto, continue to apply to the company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated April 30, 2010 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated April 30, 2010 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated April 30, 2010 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated April 30, 2010 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: April 30, 2010

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

Date: April 30, 2010