Form 10-Q
period 2010-06-30
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2010-08-03
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, there were 168,280,535 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2010 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of June 30, 2010, the parent company owned an approximate 98.1% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of June 30, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

There are few differences between the parent company and the operating partnership, which are reflected in the disclosure in this report. The company believes it is important to understand the differences between the parent company and the operating partnership in the context of how the parent company and the operating partnership operate as an interrelated consolidated company. The parent company is a real estate investment trust, whose only material asset is its ownership of partnership interests of the operating partnership. As a result, the parent company does not conduct business itself, other than acting as the sole general partner of the operating partnership, issuing public equity from time to time and guaranteeing certain debt of the operating partnership. The parent company itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of the operating partnership, as disclosed in this report. The operating partnership holds substantially all the assets of the company and directly or indirectly holds the ownership interests in the company’s joint ventures. The operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the parent company, which are contributed to the operating partnership in exchange for partnership units, the operating partnership generates the capital required by the company’s business through the operating partnership’s operations, by the operating partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the operating partnership or its subsidiaries.

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the parent company and those of the operating partnership. The common limited partnership interests in the operating partnership are accounted for as partners’ capital in the operating partnership’s financial statements and as noncontrolling interests in the parent company’s financial statements. The noncontrolling interests in the operating partnership’s financial statements include the interests of joint venture partners, and preferred limited partnership unitholders (if applicable) and common limited partnership unitholders of AMB Property II, L.P., a subsidiary of the operating partnership. The noncontrolling interests in the parent company’s financial statements include the same noncontrolling interests at the operating partnership level and limited partnership unitholders of the operating partnership. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the parent company and operating partnership levels.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements of AMB Property Corporation and AMB Property, L.P.

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,374,858	$1,317,461
Land held for development	598,440	591,489
Buildings and improvements	4,668,204	4,439,313
Construction in progress	193,234	360,397

Total investments in properties	6,834,736	6,708,660
Accumulated depreciation and amortization	(1,196,321)	(1,113,808)

Net investments in properties	5,638,415	5,594,852
Investments in unconsolidated joint ventures	687,201	462,130
Properties held for sale or contribution, net	131,155	214,426

Net investments in real estate	6,456,771	6,271,408
Cash and cash equivalents	214,539	187,169
Restricted cash	26,155	18,908
Accounts receivable, net of allowance for doubtful accounts of $11,260 and $11,715, respectively	156,655	155,958
Deferred financing costs, net	21,967	24,883
Other assets	183,905	183,632

Total assets	$7,059,992	$6,841,958

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$944,787	$1,096,554
Unsecured senior debt	1,156,361	1,155,529
Unsecured credit facilities	422,483	477,630
Other debt	471,024	482,883

Total debt	2,994,655	3,212,596
Security deposits	53,555	53,283
Dividends payable	51,339	46,041
Accounts payable and other liabilities	241,133	238,718

Total liabilities	3,340,682	3,550,638
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 168,279,950 and 149,258,376 issued and outstanding, respectively	1,680	1,489
Additional paid-in capital	3,142,782	2,740,307
Retained deficit	(29,872)	(29,008)
Accumulated other comprehensive income	13,336	3,816

Total stockholders’ equity	3,351,338	2,940,016
Noncontrolling interests:
Joint venture partners	306,414	289,909
Limited partnership unitholders	61,558	61,395

Total noncontrolling interests	367,972	351,304

Total equity	3,719,310	3,291,320

Total liabilities and equity	$7,059,992	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited, Dollars in		(Unaudited, Dollars in
	thousands, except share and		thousands, except share and
	per share amounts)		per share amounts)

REVENUES
Rental revenues	$151,773	$140,777	$301,306	$291,253
Private capital revenues	6,845	7,795	14,290	19,490

Total revenues	158,618	148,572	315,596	310,743

COSTS AND EXPENSES
Property operating costs	(28,214)	(23,243)	(56,951)	(53,170)
Real estate taxes	(20,260)	(19,710)	(40,902)	(38,859)
Depreciation and amortization	(48,278)	(38,523)	(96,667)	(80,427)
General and administrative	(30,093)	(25,641)	(62,043)	(56,954)
Restructuring charges	(872)	(3,824)	(3,845)	(3,824)
Fund costs	(153)	(322)	(468)	(584)
Real estate impairment losses	—	—	—	(175,887)
Other expenses	1,271	(4,207)	80	(3,545)

Total costs and expenses	(126,599)	(115,470)	(260,796)	(413,250)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	199	—	5,002	33,286
Equity in earnings of unconsolidated joint ventures, net	5,193	4,284	9,068	4,250
Other income	448	7,528	737	459
Interest expense, including amortization	(32,626)	(27,772)	(65,239)	(60,571)
Loss on early extinguishment of debt	(579)	(657)	(579)	(657)

Total other income and expenses, net	(27,365)	(16,617)	(51,011)	(23,233)

Income (loss) from continuing operations	4,654	16,485	3,789	(125,740)

Discontinued operations:
Income attributable to discontinued operations	411	2,459	656	2,714
Gains from sale of real estate interests, net of taxes	4,248	10,090	4,248	28,704

Total discontinued operations	4,659	12,549	4,904	31,418
Net income (loss)	9,313	29,034	8,693	(94,322)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net income	(2,068)	(4,949)	(1,693)	(2,771)
Joint venture partners’ and limited partnership unitholders’ share of development profits	21	—	(85)	(1,108)
Preferred unitholders	—	(1,432)	—	(2,864)
Limited partnership unitholders	(75)	(1,279)	125	4,041

Total noncontrolling interests’ share of net income	(2,122)	(7,660)	(1,653)	(2,702)

Net income (loss) atrributable to AMB Property Corporation	7,191	21,374	7,040	(97,024)
Preferred stock dividends	(3,952)	(3,952)	(7,904)	(7,904)
Allocation to participating securities	(342)	(260)	(684)	(521)

Net income (loss) available to common stockholders	$2,897	$17,162	$(1,548)	$(105,449)

Basic income (loss) per common share attributable to common stockholders
(Loss) income from continuing operations (after preferred stock dividends)	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common stockholders	$0.02	$0.12	$(0.01)	$(0.86)

Diluted income (loss) per common share attributable to common stockholders
(Loss) income from continuing operations (after preferred stock dividends)	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common stockholders	$0.02	$0.12	$(0.01)	$(0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	164,800,819	145,318,364	156,793,067	121,991,039

Diluted	164,800,819	145,379,807	156,793,067	121,991,039

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2010
(Unaudited, Dollars in thousands)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total

Balance as of December 31, 2009	$223,412	149,258,376	$1,489	$2,740,307	$(29,008)	$3,816	$351,304	$3,291,320
Net income (loss)	7,904	—	—	—	(864)	—	1,653
Unrealized loss on securities and derivatives	—	—	—	—	—	(1,256)	—
Currency translation adjustment	—	—	—	—	—	10,776	—
Total comprehensive income								18,213
Contributions	—	—	—	—	—	—	19,479	19,479
Distributions and allocations	—	—	—	—	—	—	(4,322)	(4,322)
Issuance of common stock, net	—	18,170,000	182	478,668	—	—	—	478,850
Stock-based compensation
amortization and issuance of restricted stock, net	—	630,493	6	12,535	—	—	—	12,541
Exercise of stock options	—	158,610	2	3,106	—	—	—	3,108
Conversion and redemption of partnership units	—	62,471	1	1,647	—	—	(1,128)	520
Forfeiture of restricted stock	—	—	—	(1,736)	—	—	—	(1,736)
Reallocation of partnership interest	—	—	—	(2,859)	—	—	2,859	—
Dividends	(7,904)	—	—	(88,886)	—	—	(1,873)	(98,663)

Balance as of June 30, 2010	$223,412	168,279,950	$1,680	$3,142,782	$(29,872)	$13,336	$367,972	$3,719,310

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,693	$(94,322)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(8,807)	(4,934)
Depreciation and amortization	96,667	80,427
Real estate impairment losses	—	175,887
Foreign exchange (gains) losses	(655)	4,980
Stock-based compensation amortization	12,541	11,949
Equity in earnings of unconsolidated joint ventures	(9,068)	(4,250)
Operating distributions received from unconsolidated joint ventures	11,040	2,406
Development profits, net of taxes	(5,002)	(33,286)
Debt premiums, discounts and finance cost amortization, net	6,877	6,484
Discontinued operations:
Depreciation and amortization	514	2,348
Real estate impairment losses	—	5,966
Gains from sale of real estate interests, net of taxes	(4,248)	(28,704)
Changes in assets and liabilities:
Accounts receivable and other assets	(10,067)	7,224
Accounts payable and other liabilities	16,263	(11,047)

Net cash provided by operating activities	114,748	121,128
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(6,686)	(3,629)
Cash paid for property acquisitions	(13,000)	—
Additions to land, buildings, development costs, building improvements and lease costs	(145,330)	(270,801)
Net proceeds from divestiture of real estate and securities	39,652	278,580
Additions to interests in unconsolidated joint ventures	(210,665)	(4,160)
Purchase of noncontrolling interest	—	(8,968)
Capital distributions received from unconsolidated joint ventures	—	5,350
Repayments from affiliates	4,157	—

Net cash used in investing activities	(331,872)	(3,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	478,850	552,258
Proceeds from stock option exercises	3,108	130
Borrowings on secured debt	26,581	21,688
Payments on secured debt	(167,411)	(50,729)
Borrowings on other debt	4,300	—
Payments on other debt	(11,692)	(488)
Borrowings on unsecured credit facilities	341,658	407,702
Payments on unsecured credit facilities	(405,245)	(709,065)
Payment of financing fees	(3,077)	(2,941)
Payments on senior debt	—	(283,205)
Contributions from joint venture partners	19,579	6,444
Dividends paid to common and preferred stockholders	(91,492)	(47,410)
Distributions to noncontrolling interests, including preferred units	(6,273)	(11,695)

Net cash provided by (used in) financing activities	188,886	(117,311)
Net effect of exchange rate changes on cash	55,608	(38,219)
Net increase (decrease) in cash and cash equivalents	27,370	(38,030)
Cash and cash equivalents at beginning of period	187,169	223,936

Cash and cash equivalents at end of period	$214,539	$185,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$64,274	$64,594

Non-cash transactions:
Acquisition of properties	$13,337	$—
Acquisition capital	(337)	—

Net cash paid for property acquisitions	$13,000	$—

Contribution of properties to unconsolidated joint ventures, net	$22,391	$8,879

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,374,858	$1,317,461
Land held for development	598,440	591,489
Buildings and improvements	4,668,204	4,439,313
Construction in progress	193,234	360,397

Total investments in properties	6,834,736	6,708,660
Accumulated depreciation and amortization	(1,196,321)	(1,113,808)

Net investments in properties	5,638,415	5,594,852
Investments in unconsolidated joint ventures	687,201	462,130
Properties held for sale or contribution, net	131,155	214,426

Net investments in real estate	6,456,771	6,271,408
Cash and cash equivalents	214,539	187,169
Restricted cash	26,155	18,908
Accounts receivable, net of allowance for doubtful accounts of $11,260 and $11,715, respectively	156,655	155,958
Deferred financing costs, net	21,967	24,883
Other assets	183,905	183,632

Total assets	$7,059,992	$6,841,958

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$944,787	$1,096,554
Unsecured senior debt	1,156,361	1,155,529
Unsecured credit facilities	422,483	477,630
Other debt	471,024	482,883

Total debt	2,994,655	3,212,596
Security deposits	53,555	53,283
Distributions payable	51,339	46,041
Accounts payable and other liabilities	241,133	238,718

Total liabilities	3,340,682	3,550,638
Commitments and contingencies (Note 14)
Capital:
Partners’ capital:
General partner, 168,050,539 and 149,028,965 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	3,351,338	2,940,016
Limited partners, 2,070,657 and 2,119,928 units outstanding, respectively	38,467	38,561

Total partners’ capital	3,389,805	2,978,577
Noncontrolling interests:
Joint venture partners	306,414	289,909
Class B limited partnership unitholders	23,091	22,834

Total noncontrolling interests	329,505	312,743

Total capital	3,719,310	3,291,320

Total liabilities and capital	$7,059,992	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited, Dollars in		(Unaudited, Dollars in
	thousands, except unit and		thousands, except unit and
	per unit amounts)		per unit amounts)

REVENUES
Rental revenues	$151,773	$140,777	$301,306	$291,253
Private capital revenues	6,845	7,795	14,290	19,490

Total revenues	158,618	148,572	315,596	310,743
COSTS AND EXPENSES
Property operating expenses	(28,214)	(23,243)	(56,951)	(53,170)
Real estate taxes	(20,260)	(19,710)	(40,902)	(38,859)
Depreciation and amortization	(48,278)	(38,523)	(96,667)	(80,427)
General and administrative	(30,093)	(25,641)	(62,043)	(56,954)
Restructuring charges	(872)	(3,824)	(3,845)	(3,824)
Fund costs	(153)	(322)	(468)	(584)
Real estate impairment losses	—	—	—	(175,887)
Other expenses	1,271	(4,207)	80	(3,545)

Total costs and expenses	(126,599)	(115,470)	(260,796)	(413,250)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	199	—	5,002	33,286
Equity in earnings of unconsolidated joint ventures, net	5,193	4,284	9,068	4,250
Other income	448	7,528	737	459
Interest expense, including amortization	(32,626)	(27,772)	(65,239)	(60,571)
Loss on early extinguishment of debt	(579)	(657)	(579)	(657)

Total other income and expenses, net	(27,365)	(16,617)	(51,011)	(23,233)

Income (loss) from continuing operations	4,654	16,485	3,789	(125,740)

Discontinued operations:
Income attributable to discontinued operations	411	2,459	656	2,714
Gains from sale of real estate interests, net of taxes	4,248	10,090	4,248	28,704

Total discontinued operations	4,659	12,549	4,904	31,418

Net income (loss)	9,313	29,034	8,693	(94,322)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net income	(2,068)	(4,949)	(1,693)	(2,771)
Joint venture partners’ and Class B limited partnership unitholders’ share of development profits	20	—	(19)	(406)
Preferred unitholders	—	(1,432)	—	(2,864)
Class B limited partnership unitholders	(28)	(468)	46	1,480

Total noncontrolling interests’ share of net income	(2,076)	(6,849)	(1,666)	(4,561)

Net income (loss) attributable to AMB Property, L.P.	7,237	22,185	7,027	(98,883)
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)	(7,904)	(7,904)
Allocation to participating securities	(342)	(260)	(684)	(521)

Net income (loss) available to common unitholders	$2,943	$17,973	$(1,561)	$(107,308)

Income (loss) available to common unitholders attributable to:
General partner	$2,897	$17,162	$(1,548)	$(105,449)
Limited partners	46	811	(13)	(1,859)

Net income (loss) available to common unitholders	$2,943	$17,973	$(1,561)	$(107,308)

Basic income (loss) per common unit attributable to common unitholders
(Loss) income from continuing operations (after preferred unit distributions)	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common unitholders	$0.02	$0.12	$(0.01)	$(0.86)

Diluted income (loss) per common unit attributable to common unitholders
(Loss) income from continuing operations (after preferred unit distributions)	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common unitholders	$0.02	$0.12	$(0.01)	$(0.86)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	166,906,564	147,495,173	158,912,428	124,168,600

Diluted	166,906,564	147,556,616	158,912,428	124,168,600

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
For the Six Months Ended June 30, 2010
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2009	9,300,000	$223,412	149,028,965	$2,716,604	2,119,928	$38,561	$312,743	$3,291,320
Net (loss) income	—	7,904	—	(864)	—	(13)	1,666
Unrealized loss on securities and derivatives	—	—	—	(1,256)	—	—	—
Currency translation adjustment	—	—	—	10,776	—	—	—
Total comprehensive income								18,213
Contributions	—	—	—	—	—	—	19,479	19,479
Distributions and allocations	—	—	—	—	—	—	(4,322)	(4,322)
Issuance of common units	—	—	18,170,000	478,850	—	—	—	478,850
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	630,493	12,541	—	—	—	12,541
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	158,610	3,108	—	—	—	3,108
Conversion of operating partnership units to common stock and cash redemption	—	—	62,471	1,648	(49,271)	(1,128)	—	520
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(1,736)	—	—	—	(1,736)
Reallocation of interests	—	—	—	(2,859)	—	2,220	639	—
Distributions	—	(7,904)	—	(88,886)	—	(1,173)	(700)	(98,663)

Balance as of June 30, 2010	9,300,000	$223,412	168,050,539	$3,127,926	2,070,657	$38,467	$329,505	$3,719,310

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,693	$(94,322)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(8,807)	(4,934)
Depreciation and amortization	96,667	80,427
Real estate impairment losses	—	175,887
Foreign exchange (gains) losses	(655)	4,980
Stock-based compensation amortization	12,541	11,949
Equity in earnings of unconsolidated joint ventures	(9,068)	(4,250)
Operating distributions received from unconsolidated joint ventures	11,040	2,406
Development profits, net of taxes	(5,002)	(33,286)
Debt premiums, discounts and finance cost amortization, net	6,877	6,484
Discontinued operations:
Depreciation and amortization	514	2,348
Real estate impairment losses	—	5,966
Gains from sale of real estate interests, net of taxes	(4,248)	(28,704)
Changes in assets and liabilities:
Accounts receivable and other assets	(10,067)	7,224
Accounts payable and other liabilities	16,263	(11,047)

Net cash provided by operating activities	114,748	121,128
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(6,686)	(3,629)
Cash paid for property acquisitions	(13,000)	—
Additions to land, buildings, development costs, building improvements and lease costs	(145,330)	(270,801)
Net proceeds from divestiture of real estate and securities	39,652	278,580
Additions to interests in unconsolidated joint ventures	(210,665)	(4,160)
Purchase of noncontrolling interest	—	(8,968)
Capital distributions received from unconsolidated joint ventures	—	5,350
Repayments from affiliates	4,157	—

Net cash used in investing activities	(331,872)	(3,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	478,850	552,258
Proceeds from stock option exercises	3,108	130
Borrowings on secured debt	26,581	21,688
Payments on secured debt	(167,411)	(50,729)
Borrowings on other debt	4,300	—
Payments on other debt	(11,692)	(488)
Borrowings on unsecured credit facilities	341,658	407,702
Payments on unsecured credit facilities	(405,245)	(709,065)
Payment of financing fees	(3,077)	(2,941)
Payments on senior debt	—	(283,205)
Contributions from joint venture partners	19,579	6,444
Distributions paid to partners	(92,665)	(48,629)
Distributions to noncontrolling interests, including preferred units	(5,100)	(10,476)

Net cash provided by (used in) financing activities	188,886	(117,311)
Net effect of exchange rate changes on cash	55,608	(38,219)
Net increase (decrease) in cash and cash equivalents	27,370	(38,030)
Cash and cash equivalents at beginning of period	187,169	223,936

Cash and cash equivalents at end of period	$214,539	$185,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$64,274	$64,594

Non-cash transactions:
Acquisition of properties	$13,337	$—
Acquisition capital	(337)	—

Net cash paid for property acquisitions	$13,000	$—

Contribution of properties to unconsolidated joint ventures, net	$22,391	$8,879

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

As of June 30, 2010, the Parent Company owned an approximate 98.1% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of June 30, 2010, the Company had significant investments in three consolidated and five unconsolidated co-investment ventures.

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

As of June 30, 2010, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 156.1 million square feet (14.5 million square meters) in 48 markets within 15 countries.

Of the approximately 156.1 million square feet as of June 30, 2010:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 136.7 million square feet (principally, warehouse distribution buildings) that were 91.8% leased; the Company had investments in seven development projects, which are expected to total approximately 3.2 million square feet upon completion; the Company owned 30 projects, totaling approximately 8.3 million square feet, which are available for sale or contribution; and the Company had one value-added acquisition, totaling approximately 0.5 million square feet;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating buildings, totaling approximately 7.3 million square feet; and

•	the Company held approximately 152,000 square feet through a ground lease, which is the location of the Company’s global headquarters.

Value-added acquisitions represent unstabilized properties acquired by the Company, which generally have one or more of the following characteristics: (i) existing vacancy, typically in excess of 20%, (ii) short-term lease rollover, typically during the first two years of ownership, or (iii) significant capital improvement requirements, typically in excess of 20% of the purchase price. The Company excludes value-added acquisitions from its owned and managed and consolidated operating statistics prior to stabilization (generally 90% leased).

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2009.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Real Estate Impairment Losses and Restructuring Charges.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. During both the three and six months ended June 30, 2010, the Company did not recognize any real estate impairment losses. The Company recognized real estate impairment losses of $181.9 million during the three months ended March 31, 2009 on certain of its investments. These real estate impairment losses did not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

The Company recognized restructuring charges of approximately $0.9 million and $3.8 million in the three and six months ended June 30, 2010 associated with severance and the termination of certain contractual obligations. The majority of the restructuring charges were cash-related expenses. The Company recognized restructuring charges of approximately $3.8 million for the three and six months ended June 30, 2009.

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

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the Company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the Company’s positive intent and ability to hold the investment until the forecasted recovery. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. At June 30, 2010, the fair value of the investment in AMB U.S. Logistics Fund, L.P. approximated the carrying value of the underlying properties. No impairment charge was recognized for the three

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and six months ended June 30, 2010. However, the Company’s analysis is an ongoing process and there can be no assurance that the Company will not recognize such impairment charges in the future.

Fair Value of Financial Instruments.  Effective April 1, 2009, the Financial Accounting Standards Board (FASB) issued guidance which the Company has adopted regarding the evaluation of the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at June 30, 2010, the book value and the estimated fair value of total debt (both secured and unsecured) were $3.0 billion and $3.1 billion, respectively. The estimated fair value of Deferred Financing Costs approximates its book value. Refer to Note 15, Derivatives and Hedging Activities for their related fair value disclosures.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of June 30, 2010
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$93,943	$93,943
Deferred compensation plan	19,199	—	—	19,199
Derivative assets	—	3,237	—	3,237
Investment securities	1,921	—	—	1,921
Liabilities:
Derivative liabilities	$—	$1,126	$—	$1,126
Deferred compensation plan	19,199	—	—	19,199

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$202,067	$202,067
Deferred compensation plan	22,905	—	—	22,905
Derivative assets	—	1,553	—	1,553
Investment securities	2,242	—	—	2,242
Liabilities:
Derivative liabilities	$—	$2,012	$—	$2,012
Deferred compensation plan	22,905	—	—	22,905

(1)	Represents certain real estate assets held for sale, held for contribution or reclassified between held for dispositions and held for use categories on a consolidated basis that are marked to their fair values at June 30, 2010, as a result of real estate impairment losses, net of recoveries.

New Accounting Pronouncements.  In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company has adopted this guidance as of January 1, 2010. The Company has evaluated the impact of the adoption of this guidance, and it did not have a material impact on the Company’s financial position, results of operations and cash flows.

3.	Real Estate Acquisition and Development Activity

During the three and six months ended June 30, 2010 the Company acquired one 0.5 million square foot value-added acquisition for $13.3 million. During the three and six months ended June 30, 2009, the Company did not acquire any properties.

As of June 30, 2010, the Company had seven construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 3.2 million square feet and have an aggregate estimated investment of $234.5 million upon completion, net of $10.8 million of cumulative real estate impairment losses to

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. One of these projects totaling approximately 0.6 million square feet with an aggregate estimated investment of $66.3 million was held in an unconsolidated co-investment venture. Construction-in-progress, at June 30, 2010, included projects expected to be completed through the third quarter of 2011.

On a consolidated basis, as of June 30, 2010, the Company had an additional 29 pre-stabilized development projects totaling approximately 8.1 million square feet, with an aggregate estimated investment of $858.2 million, net of $70.8 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $833.6 million, net of cumulative real estate impairment losses.

On a consolidated basis, as of June 30, 2010, the Company and its development joint venture partners had funded an aggregate of $1.1 billion, or 97%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $34.3 million, or 3%, in order to complete the Company’s development portfolio.

In addition to the Company’s committed construction-in-progress, it held a total of 2,405 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in the Americas. The Company currently estimates that these 2,405 acres of land could support approximately 44.0 million square feet of future development.

The company’s development portfolio and land inventory does not include value-added acquisitions.

4.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended June 30, 2010, the Company recognized development profits of approximately $0.4 million primarily as a result of the sale of development projects to third parties, aggregating less than 0.1 million square feet for an aggregate sales price of $2.6 million. During the six months ended June 30, 2010, the Company recognized development profits of approximately $5.2 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $25.5 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. During the three months ended June 30, 2009, the Company recognized no development profits or losses as a result of the sale of two development projects, aggregating approximately 1.0 million square feet. During the six months ended June 30, 2009, the Company recognized development profits of approximately $4.7 million as a result of the sale of four development projects, aggregating approximately 1.5 million square feet.

During the three and six months ended June 30, 2010, the Company recognized development losses of approximately $0.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.2 million square feet, to AMB Europe Fund I, FCP-FIS. During the three months ended June 30, 2009, the Company did not contribute any development projects to unconsolidated co-investment ventures. During the six months ended June 30, 2009, the Company recognized development profits of approximately $28.6 million, as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P.

Properties Held for Sale or Contribution, Net.  As of June 30, 2010, the Company held for sale three properties with an aggregate net book value of $23.0 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the Company held for sale three properties with an aggregate net book value of $13.9 million.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010, the Company held for contribution to co-investment ventures six properties with an aggregate net book value of $108.2 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 94% to an expected range of less than 40%. As of December 31, 2009, the Company held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

During the three months ended June 30, 2010, no properties were reclassified from held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the six months ended June 30, 2010, the Company recognized $1.2 million additional depreciation expense and related accumulated depreciation as a result of the reclassification of assets from properties held for sale or contribution to investments in real estate. During the six months ended June 30, 2009, the Company recognized additional depreciation expense and related accumulated depreciation of $3.2 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the three and six months ended June 30, 2010, the Company sold industrial operating properties aggregating approximately 0.1 million square feet for an aggregate sales price of $10.0 million, with a resulting gain of $4.2 million. During the three months ended June 30, 2009, the Company sold industrial operating properties aggregating approximately 1.0 million square feet for an aggregate sales price of $48.0 million, with a resulting gain of $8.5 million. Additionally, during the three and six months ended June 30, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of industrial properties, aggregating approximately 0.1 million square feet, for an aggregate sales price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the six months ended June 30, 2009, the Company sold industrial operating properties aggregating approximately 1.7 million square feet for an aggregate sales price of $106.4 million, with a resulting net gain of $27.1 million.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Rental revenues	$931	$5,849	$1,929	$15,205
Straight-line rents and amortization of lease intangibles	23	54	21	251
Property operating expenses	(48)	(673)	(242)	(1,785)
Real estate taxes	(236)	(823)	(520)	(1,932)
Depreciation and amortization	(243)	(793)	(514)	(2,348)
Real estate impairment losses	—	—	—	(5,966)
Other income and (expenses), net	(16)	(1,155)	(18)	(711)

Income attributable to discontinued operations	411	2,459	656	2,714
Gains from sale of real estate interests, net of taxes	4,248	10,090	4,248	28,704

Discontinued operations attributable to the Parent Company and the Operating Partnership	$4,659	$12,549	$4,904	$31,418

Parent Company:
Discontinued operations	$4,659	$12,549	$4,904	$31,418
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of income attributable to discontinued operations	24	24	43	(98)
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(89)	(3,343)	(89)	(3,526)

Discontinued operations attributable to the Parent Company	$4,594	$9,230	$4,858	$27,794

Operating Partnership:
Discontinued operations	$4,659	$12,549	$4,904	$31,418
Noncontrolling interests:
Joint venture partners’ and Class B limited partnership unitholders’ share of income attributable to discontinued operations	30	82	52	(52)
Joint venture partners’ and Class B limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(33)	(3,297)	(33)	(3,080)

Discontinued operations attributable to the Operating Partnership	$4,656	$9,334	$4,923	$28,286

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010 and December 31, 2009, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Accounts receivable, deferred financing costs and other assets	$863	$53
Secured debt	$—	$1,979
Accounts payable and other liabilities	$420	$4,622

5.	Debt of the Parent Company

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

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of June 30, 2010, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.6 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees certain of the Operating Partnership’s other debt obligations related to its $425.0 million multi-currency senior unsecured term loan facility, which includes Euro and Yen tranches. Using the exchange rates in effect on June 30, 2010, the facility had an outstanding balance of approximately $413.2 million in U.S. dollars, which bore a weighted average interest rate of 3.9% and matures in October 2012.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures in June 2011.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2010, equaled approximately $621.9 million U.S. dollars and bore a weighted average interest rate of 0.65%, and matures in June 2011.

The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million and to extend the maturity date to July 2012.

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

6.	Debt of the Operating Partnership

As of June 30, 2010 and December 31, 2009, debt of the Operating Partnership consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Wholly owned secured debt, varying interest rates from 1.8% to 8.6%, due August 2010 to August 2013 (weighted average interest rates of 4.6% and 3.5% at June 30, 2010 and December 31, 2009, respectively)	$205,868	$325,221
Consolidated joint venture secured debt, varying interest rates from 0.8% to 9.4%, due August 2010 to November 2022 (weighted average interest rates of 5.0% and 4.9% at June 30, 2010 and December 31, 2009, respectively)	738,756	771,284
Unsecured senior debt securities, varying interest rates from 5.1% to 8.0%, due November 2010 to December 2019 (weighted average interest rates of 6.4% and 6.4% at June 30, 2010 and December 31, 2009, respectively)	1,165,388	1,165,388
Other debt, varying interest rates from 1.4% to 7.5%, due May 2012 to September 2013 (weighted average interest rates of 4.1% and 4.1% at June 30, 2010 and December 31, 2009, respectively)	471,024	482,883
Unsecured credit facilities, variable interest rate, due June 2011 and July 2011 (weighted average interest rates of 0.8% and 0.8% at June 30, 2010 and December 31, 2009, respectively)	422,483	477,630

Total debt before unamortized net discounts	3,003,519	3,222,406
Unamortized net discounts	(8,864)	(9,810)

Total consolidated debt	$2,994,655	$3,212,596

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholly Owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust, mortgages or other instruments on certain properties and is generally non-recourse. As of June 30, 2010 and December 31, 2009, the total gross investment book value of those properties securing the debt was $1.9 billion and $2.0 billion, respectively, including $1.5 billion held in consolidated joint ventures as of both balance sheet dates. As of June 30, 2010, $643.9 million of the secured debt obligations before unamortized net discounts bore interest at fixed rates (with a weighted average interest rate of 6.2%), while the remaining $300.7 million bore interest at variable rates (with a weighted average interest rate of 2.2%). As of June 30, 2010, $597.2 million of the secured debt before unamortized net discounts was held by the Operating Partnership’s co-investment ventures.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate.

Unsecured Senior Debt

As of June 30, 2010, the Operating Partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.6 years.

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all unsecured senior debt securities at June 30, 2010.

Other Debt

As of June 30, 2010, the Operating Partnership had $471.0 million outstanding in other debt which bore a weighted average interest rate of 4.1% and had an average term of 2.3 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $54.3 million balance outstanding as of June 30, 2010. Of the $416.7 million remaining outstanding balance of other debt, $413.2 million is related to the loan facility described below.

In October 2009, the Operating Partnership refinanced its $325.0 million senior unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the Operating Partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. Using the exchange rates in effect on June 30, 2010, the facility had an outstanding balance of approximately $413.2 million in U.S. dollars, which bore a weighted average interest rate of 3.9%. The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all other debt at June 30, 2010.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Credit Facilities

As of June 30, 2010, the Operating Partnership had three credit facilities with total capacity of approximately $1.7 billion.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility. The Parent Company is a guarantor of the Operating Partnership’s obligations under the credit facility. The facility can be increased up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of June 30, 2010, based on the Operating Partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The Operating Partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2010, the outstanding balance on this credit facility was $23.5 million, which bore a weighted average interest rate of 0.86%, and the remaining amount available was $516.3 million, net of outstanding letters of credit of $10.2 million, using the exchange rate in effect on June 30, 2010. This facility matures in June 2011.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on June 30, 2010, equaled approximately $621.9 million U.S. dollars and bore a weighted average interest rate of 0.65%. The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2011. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of June 30, 2010, based on the credit rating of the Operating Partnership’s long-term debt. In addition, there is an annual facility fee, payable quarterly, which is based on the credit rating of the Operating Partnership’s long-term debt and was 15.0 basis points of the outstanding commitments under the facility as of June 30, 2010. As of June 30, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2010, was $309.1 million, and the remaining amount available was $312.8 million.

The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to the credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling and Euros. The line, which matures in July 2011, carries a one-year extension option, which the Operating Partnership may exercise at its sole option so long as the Operating Partnership’s long-term debt rating is investment grade, among other things, and can be increased up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of June 30, 2010, based on the credit rating of the Operating Partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the Operating Partnership’s senior unsecured long-term debt. If the Operating Partnership’s long-term debt ratings fall below current levels, its cost of debt will increase. If the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Partnership’s long-term debt ratings fall below investment grade, the Operating Partnership will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at June 30, 2010, was approximately $89.9 million with a weighted average interest rate of 1.14%, and the remaining amount available was $410.1 million.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at June 30, 2010.

As of June 30, 2010, the Operating Partnership had $214.5 million in cash and cash equivalents, held in accounts managed by third party financial institutions, consisting of invested cash and cash in the Operating Partnership’s operating accounts. In addition, the Operating Partnership had $1.2 billion available for future borrowings under its three multicurrency lines of credit at June 30, 2010. In the event that the Operating Partnership does not have sufficient cash available to it through its operations or under its lines of credit to continue operating its business as usual, the Operating Partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting itself of properties; issuing the Operating Partnership’s debt securities; entering into leases with the Operating Partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with its existing customers without an increase or with a decrease in rental rates at turnover; or the Parent Company issuing equity and contributing the net proceeds to the Operating Partnership.

As of June 30, 2010, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly Owned					Consolidated Joint
	Unsecured				Total	Venture		Total
	Senior	Credit	Other	Secured	Wholly Owned	Secured	Other	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Debt
2010	$65,000	$—	$590	$66,354	$131,944	$51,919	$—	$183,863
2011	69,000	422,483	1,179	92,063	584,725	133,654	—	718,379
2012	—	—	414,955	27,765	442,720	413,102	50,000	905,822
2013	293,897	—	—	19,686	313,583	68,090	4,300	385,973
2014	—	—	—	—	—	9,071	—	9,071
2015	112,491	—	—	—	112,491	16,943	—	129,434
2016	250,000	—	—	—	250,000	15,499	—	265,499
2017	—	—	—	—	—	490	—	490
2018	125,000	—	—	—	125,000	595	—	125,595
2019	250,000	—	—	—	250,000	26,298	—	276,298
Thereafter	—	—	—	—	—	3,095	—	3,095

Subtotal	$1,165,388	$422,483	$416,724	$205,868	$2,210,463	$738,756	$54,300	$3,003,519
Unamortized net (discounts) premiums	(9,027)	—	—	406	(8,621)	(243)	—	(8,864)

Total	$1,156,361	$422,483	$416,724	$206,274	$2,201,842	$738,513	$54,300	$2,994,655

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $309.1 million, $65.8 million, $23.5 million and $24.1 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at June 30, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on June 30, 2010.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Noncontrolling Interests in the Parent Company

In this Note 7, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries. Noncontrolling interests in the Parent Company’s financial statements include the common limited partnership interests in the Operating Partnership, common limited and preferred limited (if applicable) partnership interests in AMB Property II, L.P., a Delaware limited partnership and a subsidiary of the Operating Partnership, and interests held by third party partners in joint ventures. Such joint ventures hold approximately 21.0 million square feet and are consolidated for financial reporting purposes.

The Parent Company’s consolidated joint ventures’ total investment and property debt at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

		Parent	Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	20%	$516,071	$513,450	$188,110	$194,980	$54,300	$50,000
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	477,336	470,740	333,095	335,764	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO	39%	159,817	158,865	76,443	79,756	—	—
Other Industrial Operating Joint Ventures		81%	293,090	230,463	52,329	32,186	—	—
Other Industrial Development Joint Ventures		59%	229,730	272,237	88,536	128,374	—	—

Total Consolidated Joint Ventures			$1,676,044	$1,645,755	$738,513	$771,060	$54,300	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 14 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of June 30, 2010.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table reconciles the change in the Parent Company’s noncontrolling interests for the six months ended June 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$451,097
Net income	2,702
Contributions	6,444
Distributions and allocations	(16,049)
Redemption of partnership units	(71)
Repurchase of noncontrolling interest	(8,909)
Reallocation of partnership interest	(12,679)
Dividends ($0.56 per share)	(1,924)

Balance as of June 30, 2009	$420,611

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the noncontrolling interests of the Parent Company as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$306,414	$289,909	N/A
Limited partners in the Operating Partnership	38,467	38,561	N/A
Held through AMB Property II, L.P.:
Class B limited partners	23,091	22,834	N/A

Total noncontrolling interests	$367,972	$351,304

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Joint venture partners’ share of net income	$2,068	$4,949	$1,693	$2,771
Joint venture partners’ and common limited partners’ share of development (losses) profits	(20)	—	47	702
Common limited partners in the Operating Partnership’s share of net income (loss)	47	811	(79)	(2,561)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development (losses) profits	(1)	—	38	406
Class B common limited partnership units’ share of net income (loss)	28	468	(46)	(1,480)
Series D preferred units (liquidation preference of $79,767)(1)	—	1,432	—	2,864

Total noncontrolling interests’ share of net income	$2,122	$7,660	$1,653	$2,702

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

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

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	20%	$516,071	$513,450	$188,110	$194,980	$54,300	$50,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	477,336	470,740	333,095	335,764	—	—
AMB-AMS, L.P.	PMT, SPW and TNO	39%	159,817	158,865	76,443	79,756	—	—
Other Industrial Operating Joint Ventures		81%	293,090	230,463	52,329	32,186	—	—
Other Industrial Development Joint Ventures		59%	229,730	272,237	88,536	128,374	—	—

Total Consolidated Joint Ventures			$1,676,044	$1,645,755	$738,513	$771,060	$54,300	$50,000

The following table reconciles the change in the Operating Partnership’s noncontrolling interests for the six months ended June 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$400,266
Net income	4,561
Contributions	6,444
Distributions and allocations	(15,906)
Repurchase of noncontrolling interest	(8,909)
Reallocation of partnership interest	(4,637)
Distributions ($0.56 per unit)	(705)

Balance as of June 30, 2009	$381,114

The following table details the noncontrolling interests of the Operating Partnership as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$306,414	$289,909	N/A
Held through AMB Property II, L.P.:
Class B limited partners	23,091	22,834	N/A

Total noncontrolling interests	$329,505	$312,743

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Joint venture partners’ share of net income	$2,068	$4,949	$1,693	$2,771
Joint venture partners’ share of development losses	(19)	—	(19)	—
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development (losses) profits	(1)	—	38	406
Class B common limited partnership units’ share of net income (loss)	28	468	(46)	(1,480)
Series D preferred units (liquidation preference of $79,767)(1)	—	1,432	—	2,864

Total noncontrolling interests’ share of net income	$2,076	$6,849	$1,666	$4,561

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of June 30, 2010, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $306.4 million. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $358.1 million at June 30, 2010. However, there can be no assurance that this will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at June 30, 2010 and December 31, 2009 were (dollars in thousands):

	June 30, 2010		The Company’s Net
	The Company’s		Equity Investments		Estimated
	Ownership	Square	June 30,	December 31,	Investment
Unconsolidated Joint Ventures	Percentage	Feet	2010	2009	Capacity

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.(1)	34%	37,302,405	$364,968	$219,121	$175,000
AMB Europe Fund I, FCP-FIS(2)	35%	9,568,570	127,377	60,177	325,000
AMB Japan Fund I, L.P.(3)	20%	7,263,090	81,764	80,074	—
AMB-SGP Mexico, LLC(4)	22%	6,332,411	18,329	19,014	245,000
AMB DFS Fund I, LLC(5)	15%	200,027	14,590	14,259	—
Other Industrial Operating Joint Ventures(6)	51%	7,419,049	51,555	50,741	n/a
Other Industrial Development Joint Ventures(6)(7)	50%	—	13,139	—	n/a

Total Unconsolidated Joint Ventures(8)		68,085,552	$671,722	$443,386	$745,000

(1)	An open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. During the six months ended June 30, 2010, the Company made a $150 million investment in AMB U.S. Logistics Fund, L.P.

(2)	A Euro-denominated open-ended co-investment venture with institutional investors. The institutional investors have committed approximately 263.0 million Euros (approximately $321.7 million in U.S. dollars, using the exchange rate at June 30, 2010) for an approximate 70% equity interest. During the six months ended June 30, 2010, the Company made a $50 million investment in AMB Europe Fund I, FCP-FIS.

(3)	A Yen-denominated co-investment venture with 13 institutional investors. The 13 institutional investors have committed 49.5 billion Yen (approximately $559.7 million in U.S. dollars, using the exchange rate at June 30, 2010) for an approximate 80% equity interest.

(4)	A co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	A co-investment venture with Strategic Realty Ventures, LLC. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of June 30, 2010 was the estimated investment of $6.0 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.6 million of equity to the fund. During the three months ended June 30, 2010 and 2009, the Company contributed approximately $0.1 million and $0.8 million to this co-investment venture, respectively. During the six months ended June 30, 2010 and 2009, the Company contributed approximately $0.2 million and $1.0 million, respectively, to this co-investment venture.

(6)	Other Industrial Operating and Development Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

(7)	Includes the 2010 acquisition of 106 acres of land in Sao Paulo, Brazil with the Company’s joint venture partner Cyrela Commercial Properties.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Through its investment in AMB Property Mexico, the Company held equity interests in various other unconsolidated ventures totaling approximately $15.5 million and $18.7 million as of June 30, 2010 and December 31, 2009, respectively.

For the six months ended June 30, 2010 and 2009, the Company received no distributions and $5.4 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financings during the respective periods.

The following table presents property related transactions for the Company’s unconsolidated co-investment ventures for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	AMB U.S. Logistics		AMB Europe		AMB Japan		AMB DFS
	Fund, L.P.		Fund I, FCP-FIS		Fund I, L.P.		Fund I, LLC
	For the Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Number of properties acquired	—	—	1	—	—	—	—	—
Square feet	—	—	140,264	—	—	—	—	—
Acquisition cost	$—	$—	$29,388	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	—	179,693	—	—	—	—	—
Gross contribution price	$—	$—	$22,391	$—	$—	$—	$—	$—
Development losses on contribution	$—	$—	$(171)	$—	$—	$—	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	—	—	12,809
Gross Sales Price	$—	$—	$—	$—	$—	$—	$—	$3,971
Industrial operating properties sold:
Square feet	—	413,844	—	—	—	—	—	—
Gross Sales Price	$—	$33,500	$—	$—	$—	$—	$—	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Number of properties acquired	2	—	1	—	—	—	—	—
Square feet	687,932	—	140,264	—	—	—	—	—
Acquisition cost(1)	$45,552	$—	$29,388	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	—	179,693	—	—	981,162	—	—
Gross contribution price	$—	$—	$22,391	$—	$—	$184,793	$—	$—
Development losses on contribution	$—	$—	$(171)	$—	$—	$28,588	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	—	—	46,509
Gross Sales Price	$—	$—	$—	$—	$—	$—	$—	$20,200
Industrial operating properties sold:
Square feet	—	466,247	—	—	—	—	—	—
Gross Sales Price	$—	$36,860	$—	$—	$—	$—	$—	$—

(1)	Includes estimated total acquisition expenditures of approximately $0.2 million for properties acquired by AMB U.S. Logistics Fund, L.P. during the six months ended June 30, 2010.

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three Months						For the Three Months
	Ended June 30, 2010						Ended June 30, 2009
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$68,494	$(18,562)	$4,292		$4,292		$69,204	$(18,102)	$3,317		$4,343
AMB Europe Fund I, FCP-FIS	20,548	(3,904)	245		245		24,179	(4,988)	1,188		1,188
AMB Japan Fund I, L.P.	24,765	(5,556)	4,062		4,062		23,950	(5,768)	3,635		3,635
AMB-SGP Mexico, LLC	6,540	(650)	(5,094	)(1)	(5,094	)(1)	9,819	(1,317)	(3,090	)(1)	(3,090	)(1)
AMB DFS Fund I, LLC	8	(185)	(291)		(255)		—	(118)	(5,370)		(5,370)

Total Co-investment Ventures	120,355	(28,857)	3,214		3,250		127,152	(30,293)	(320)		706
Other Industrial Operating Joint Ventures	8,681	(2,012)	2,024		2,024		9,314	(2,333)	2,296		2,296

Total Unconsolidated Joint Ventures	$129,036	$(30,869)	$5,238		$5,274		$136,466	$(32,626)	$1,976		$3,002

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six Months						For the Six Months
	Ended June 30, 2010						Ended June 30, 2009
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$137,015	$(37,790)	$5,955		$5,955		$141,339	$(38,743)	$2,992		$(3,798)
AMB Europe Fund I, FCP-FIS	43,849	(9,161)	584		584		47,112	(9,735)	(9,049)		(9,049)
AMB Japan Fund I, L.P.	50,233	(10,989)	9,308		9,308		49,693	(11,142)	8,465		8,465
AMB-SGP Mexico, LLC	14,682	(2,205)	(9,883	)(2)	(9,883	)(2)	19,280	(2,608)	(6,157	)(2)	(6,157	)(2)
AMB DFS Fund I, LLC	8	(386)	(574)		(536)		50	31	(2,067)		(2,067)

Total Co-investment Ventures	245,787	(60,531)	5,390		5,428		257,474	(62,197)	(5,816)		(12,606)
Other Industrial Operating Joint Ventures	16,862	(3,990)	3,527		3,527		18,432	(4,446)	4,956		4,956
Other Industrial Development Joint Ventures	—	—	(2)		(2)		—	—	—		—

Total Unconsolidated Joint Ventures	$262,649	$(64,521)	$8,915		$8,953		$275,906	$(66,643)	$(860)		$(7,650)

(1)	Includes $3.8 million of interest expense on loans from co-investment venture partners for both the three months ended June 30, 2010 and 2009.

(2)	Includes $7.6 million of interest expense on loans from co-investment venture partners for both the six months ended June 30, 2010 and 2009.

In accordance with guidance issued by the FASB related to the consolidation of variable-interest entities, the Company has performed an analysis of all of its joint venture entities to determine whether they would qualify as variable-interest entities (“VIEs”) and whether the joint ventures should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company’s qualitative assessment to determine whether these joint venture entities are VIEs, the Company identified five joint venture entities, owned in conjunction with the same joint venture partner, which were variable-interest entities based upon the criteria of having insufficient equity investment at risk. Because these five joint ventures, collectively referred to as the “Five Ventures,” have partnership and management agreements with the same joint venture partner and purposes that are nearly identical, the following disclosures are made in the aggregate for all Five Ventures. These Five Ventures have been formed as limited liability companies with the sole purpose of acquiring, developing, improving, maintaining, leasing, marketing and selling properties for profit, with the majority of the business activities to be financed by third-party debt. In determining whether there was sufficient equity investment at risk, the Company evaluated the individual balance sheets of the Five Ventures by comparing the equity balance as well as the outstanding debt balance to the total assets of the Five Ventures.

After determining whether any joint ventures are VIEs, the Company performs an assessment of which partner would be considered the primary beneficiary of the identified VIEs and would be required to consolidate the balance sheets and results of operations of these entities on a quarterly basis. This assessment is based upon which partner (1) had the power to direct matters that most significantly impact the activities of the VIEs, and (2) had the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIE based upon the terms of the partnership and management agreements. As both the Company and the joint venture partner in the entities had equal 50% ownership in the Five Ventures, and per the terms of the partnership agreement, they would both have an equal obligation to absorb losses or the right to receive benefits of the VIEs. While the joint venture partner is designated as the administrative member and has the full power to manage the affairs and

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the Five Ventures, the partnership and management agreements require consent of both partners for any major decisions, which include: the adoption and any subsequent revision of the operating budget and business plan; the entry into any significant construction, development and property acquisition; any capital transaction including sale, financing or refinancing of the joint venture property; and the entry into or material modification to any lease of the joint venture property. Based upon this understanding, the Company concluded that both partners shared equal power in the significant decisions of the Five Ventures, as well as the financial rights and obligations, and therefore neither partner would consolidate the Five Ventures. As such, the Company accounts for the Five Ventures as an equity investment in unconsolidated joint ventures.

The Company includes the following balances related to the Five Ventures, as of June 30, 2010, in Investments in unconsolidated joint ventures in the consolidated balance sheet as of June 30, 2010 (dollars in thousands):

	As of June 30, 2010
	Equity	Maximum Loss
	Investment	Exposure

Five Ventures	$3,209	$3,209 (1)

(1)	Per the partnership agreements for the Five Ventures, the Company’s liability is limited to its investment in the entities. The Company does not guarantee any third-party debt held by these Five Ventures. Capital contributions to the Five Ventures subsequent to the initial capital contribution require the unanimous approval of both the Company and the joint venture partner, and as of June 30, 2010, the Company has no commitment to make additional contributions to the Five Ventures.

10.	Stockholders’ Equity of the Parent Company

In April 2010, the Parent Company completed the issuance and sale of approximately 18.2 million shares of its common stock at a price of $27.50 per share for proceeds of approximately $479.0 million, net of discounts, commissions and estimated transaction expenses of approximately $18.1 million. The net proceeds from the offering were contributed to the Operating Partnership in exchange for the issuance of 18.2 million general partnership units to the Parent Company. The Operating Partnership used the net proceeds for general corporate purposes, including the reduction of borrowings on its lines of credit and the funding of equity investments in AMB U.S. Logistics Fund, L.P.

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the six months ended June 30, 2010, the Operating Partnership did not exchange any of its common limited partnership units for shares of the Parent Company’s common stock.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of June 30, 2010: 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At June 30, 2010, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

The following table reconciles the change in the Parent Company’s consolidated stockholders’ equity for the six months ended June 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$2,966,204
Net loss	(94,322)
Unrealized gain on securities	1,952
Foreign currency translation adjustments	(34,498)

Total comprehensive loss	(126,868)
Stock-based compensation amortization and issuance of restricted stock, net	11,949
Contributions	6,444
Distributions and allocations	(16,049)
Issuance of common stock	552,329
Exercise of stock options	130
Redemption of partnership units	(71)
Repurchase of noncontrolling interest	(9,768)
Forfeiture of restricted stock	(789)
Dividends	(91,598)

Balance as of June 30, 2009	$3,291,913

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the dividends or distributions paid or payable per share:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property Corporation	Common stock	$0.280	$0.280	$0.560	$0.560
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$0.856	$0.856

As of June 30, 2010, the Parent Company’s stock incentive plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Parent Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2010:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2010	4.4% - 5.1%	5.1%	41.5% - 41.6%	41.6%	2.6% - 2.7%	2.6%	6.0	$5.68
June 30, 2010	4.1% - 4.2%	4.2%	41.8% - 41.8%	41.8%	2.7% - 2.8%	2.7%	6.9	$7.69
Weighted Average	4.1% - 5.1%	5.0%	41.5% - 41.8%	41.6%	2.6% - 2.8%	2.6%	6.0	$5.76

As of June 30, 2010, approximately 9,329,983 options and 1,221,660 non-vested stock awards were outstanding under the plans. There were 1,444,883 stock options granted, 158,610 options exercised, and 66,487 options forfeited during the six months ended June 30, 2010. There were 800,403 restricted stock awards made, 406,865 non-vested stock awards that vested and 5,487 non-vested stock awards that were forfeited during the six months ended June 30, 2010. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the six months ended June 30, 2010 was $22.14-$27.24. The unamortized expense for restricted stock as of June 30, 2010 was $26.4 million which is expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2010, the Parent Company had $9.7 million of total unrecognized compensation cost related to unvested options granted under the Parent Company’s stock incentive plans which is expected to be recognized over a weighted average period of 1.8 years.

During the six months ended June 30, 2010, the Parent Company issued 85,144 restricted share units (“RSUs”). RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the RSUs has completed. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2010 was $22.14.

11.	Partners’ Capital of the Operating Partnership

The net proceeds from the Parent Company’s April 2010 offering of approximately 18.2 million shares of its common stock were contributed to the Operating Partnership in exchange for the issuance of 18.2 million general partnership units to the Parent Company. The proceeds were approximately $479.0 million, net of discounts, commissions and estimated transaction expenses of approximately $18.1 million. The Operating Partnership used

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net proceeds for general corporate purposes, including the reduction of borrowings on its lines of credit and the funding of equity investments in AMB U.S. Logistics Fund, L.P.

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

As of June 30, 2010, the Operating Partnership had outstanding 168,050,539 common general partnership units; 2,070,657 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

The following table reconciles the change in Operating Partnership’s partners’ capital for the six months ended June 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$2,966,204
Net loss	(94,322)
Unrealized gain on securities	1,952
Foreign currency translation adjustments	(34,498)

Total comprehensive loss	(126,868)
Contributions	6,444
Distributions and allocations	(17,268)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	11,949
Issuance of common limited partnership units in connection with the exercise of stock options	130
Issuance of common units	552,329
Cash redemption of operating partnership units	(71)
Repurchase of noncontrolling interest	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	(789)
Distributions	(90,379)

Balance as of June 30, 2009	$3,291,913

The following table sets forth the distributions paid or payable per unit:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280	$0.560	$0.560
AMB Property, L.P.	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property, L.P.	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property, L.P.	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property, L.P.	Series P preferred stock	$0.428	$0.428	$0.856	$0.856
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280	$0.560	$0.560
AMB Property II, L.P.	Series D preferred units(1)	$—	$0.898	$—	$1.795

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

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of June 30, 2010, the stock incentive plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Operating Partnership uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2010:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2010	4.4% - 5.1%	5.1%	41.5% - 41.6%	41.6%	2.6% - 2.7%	2.6%	6.0	$5.68
June 30, 2010	4.1% - 4.2%	4.2%	41.8% - 41.8%	41.8%	2.7% - 2.8%	2.7%	6.9	$7.69
Weighted Average	4.1% - 5.1%	5.0%	41.5% - 41.8%	41.6%	2.6% - 2.8%	2.6%	6.0	$5.76

As of June 30, 2010, approximately 9,329,983 options and 1,221,660 non-vested stock awards were outstanding under the plans. There were 1,444,883 stock options granted, 158,610 options exercised, and 66,487 options forfeited during the six months ended June 30, 2010. There were 800,403 restricted stock awards made, 406,865 non-vested stock awards that vested and 5,487 non-vested stock awards that were forfeited during the six months ended June 30, 2010. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the six months ended June 30, 2010 was $22.14-$27.24. The unamortized expense for restricted stock as of June 30, 2010 was $26.4 million which is expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2010, the Operating Partnership had $9.7 million of total unrecognized compensation cost related to unvested options granted under the Operating Partnership’s stock incentive plans which is expected to be recognized over a weighted average period of 1.8 years.

During the six months ended June 30, 2010, the Parent Company issued 85,144 restricted share units (“RSUs”). RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the RSUs has completed. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2010 was $22.14.

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

The Parent Company had no dilutive stock options outstanding and 61,443 dilutive stock options outstanding for the three months ended June 30, 2010 and 2009, respectively. The Parent Company had no dilutive stock options outstanding for both the six months ended June 30, 2010 and 2009. Such dilution was computed using the treasury

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Numerator
(Loss) income from continuing operations attributable to common stockholders	$2,597	$12,144	$2,182	$(124,818)
Preferred stock dividends	(3,952)	(3,952)	(7,904)	(7,904)

(Loss) income from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred stock dividends and preferred unit redemption discount)	(1,355)	8,192	(5,722)	(132,722)
Total discontinued operations attributable to common stockholders after noncontrolling interests	4,594	9,230	4,858	27,794
Allocation to participating securities	(342)	(260)	(684)	(521)

Net income (loss) available to common stockholders	$2,897	$17,162	$(1,548)	$(105,449)

Denominator
Basic	164,800,819	145,318,364	156,793,067	121,991,039
Stock option dilution(1)	—	61,443	—	—

Diluted weighted average common shares	164,800,819	145,379,807	156,793,067	121,991,039

Basic income (loss) per common share attributable to AMB Property Corporation
(Loss) income from continuing operations	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common stockholders(2)	$0.02	$0.12	$(0.01)	$(0.86)

Diluted income (loss) per common share attributable to AMB Property Corporation
(Loss) income from continuing operations	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common stockholders(2)	$0.02	$0.12	$(0.01)	$(0.86)

(1)	Excludes anti-dilutive stock options of 6,134,088 and 7,764,478 for the three months ended June 30, 2010 and 2009, respectively. Excludes anti-dilutive stock options of 6,784,040 and 7,443,578 for the six months ended June 30, 2010 and 2009, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 1,221,660 and 930,321 unvested restricted shares outstanding for both the three and six months ended June 30, 2010 and 2009, respectively.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had no dilutive stock options outstanding and 61,443 dilutive stock options outstanding for the three months ended June 30, 2010 and 2009, respectively. The Operating Partnership had no dilutive stock options outstanding for both the six months ended June 30, 2010 and 2009. Such dilution was computed using the treasury stock method. The computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Numerator
Income (loss) from continuing operations attributable to common unitholders	$2,581	$12,851	$2,104	$(127,169)
Preferred stock distributions	(3,952)	(3,952)	(7,904)	(7,904)

(Loss) income from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred unit distributions and preferred unit redemption discount)	(1,371)	8,899	(5,800)	(135,073)
Total discontinued operations attributable to common unitholders after noncontrolling interests	4,656	9,334	4,923	28,286
Allocation to participating securities	(342)	(260)	(684)	(521)

Net income (loss) available to common unitholders	$2,943	$17,973	$(1,561)	$(107,308)

Denominator
Basic	166,906,564	147,495,173	158,912,428	124,168,600
Stock option dilution(1)	—	61,443	—	—

Diluted weighted average common units	166,906,564	147,556,616	158,912,428	124,168,600

Basic income (loss) per common unit attributable to AMB Property, L.P.
(Loss) income from continuing operations	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common unitholders(2)	$0.02	$0.12	$(0.01)	$(0.86)

Diluted income (loss) per common unit attributable to AMB Property, L.P.
(Loss) income from continuing operations	$(0.01)	$0.06	$(0.04)	$(1.09)
Discontinued operations	0.03	0.06	0.03	0.23

Net income (loss) available to common unitholders(2)	$0.02	$0.12	$(0.01)	$(0.86)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Excludes anti-dilutive stock options of 6,134,088 and 7,764,478 for the three months ended June 30, 2010 and 2009, respectively. Excludes anti-dilutive stock options of 6,784,040 and 7,443,578 for the six months ended June 30, 2010 and 2009, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 1,221,660 and 930,321 unvested restricted shares outstanding for the three and six months ended June 30, 2010 and 2009, respectively.

13.	Segment Information

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

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains
	For the Three Months		For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2010	2009	2010	2009	2010	2009

U.S. Markets
Southern California	$20,155	$22,858	$15,544	$18,099	$413	$—
No. New Jersey/New York	14,789	15,267	9,462	10,198	—	—
San Francisco Bay Area	20,824	20,710	14,124	14,585	—	—
Chicago	9,165	9,944	5,834	6,775	—	—
On-Tarmac	12,759	13,131	6,897	7,236	—	—
South Florida	10,792	10,283	7,317	6,802	(43)	—
Seattle	3,749	5,380	2,619	4,417	—	—
Toronto	7,291	5,730	4,974	3,778	—	—
Baltimore/Washington	5,017	5,127	3,798	3,988	—	—
Non — U.S. Markets
Europe	5,852	3,995	3,129	2,132	(171)	—
Japan	8,247	5,367	5,723	3,190	—	—
Other Markets	29,569	27,346	20,030	19,489	—	—

Total markets	148,209	145,138	99,451	100,689	199	—
Straight-line rents and amortization of lease intangibles	4,518	1,542	4,518	1,542	—	—
Discontinued operations	(954)	(5,903)	(670)	(4,407)	—	—
Private capital income	6,845	7,795	—	—	—	—

Total	$158,618	$148,572	$103,299	$97,824	$199	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Gains
	For the Six Months		For the Six Months		For the Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
Segments(1)	2010	2009	2010	2009	2010	2009

U.S. Markets
Southern California	$39,695	$47,627	$30,698	$37,830	$418	$838
No. New Jersey/New York	29,483	31,376	18,353	20,359	—	—
San Francisco Bay Area	40,760	43,476	27,826	31,196	566	—
Chicago	18,692	21,332	11,764	13,619	—	—
On-Tarmac	25,622	26,487	13,379	14,263	—	—
South Florida	21,197	20,308	14,318	13,395	(43)	—
Seattle	7,520	11,593	5,332	9,359	—	3,044
Toronto	14,643	11,197	10,183	7,400	—	—
Baltimore/Washington	10,663	10,601	7,738	7,961	—	—
Non — U.S. Markets
Europe	11,525	6,962	5,990	3,587	(293)	—
Japan	16,262	10,899	11,259	6,479	—	28,588
Other Markets	58,387	59,917	38,994	40,581	4,354	816

Total markets	294,449	301,775	195,834	206,029	5,002	33,286
Straight-line rents and amortization of lease intangibles	8,807	4,934	8,807	4,934	—	—
Discontinued operations	(1,950)	(15,456)	(1,188)	(11,739)	—	—
Private capital income	14,290	19,490	—	—	—	—

Total	$315,596	$310,743	$203,453	$199,224	$5,002	$33,286

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, debt extinguishment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of gains (losses), costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense. The Company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the Company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The Company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the current performance of the Company’s real estate operations and should be excluded from its calculation of NOI.

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

The following table is a reconciliation from NOI to reported net (loss) income, a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Property NOI	$103,299	$97,824	$203,453	$199,224
Private capital revenues	6,845	7,795	14,290	19,490
Depreciation and amortization	(48,278)	(38,523)	(96,667)	(80,427)
General and administrative	(30,093)	(25,641)	(62,043)	(56,954)
Restructuring charges	(872)	(3,824)	(3,845)	(3,824)
Fund costs	(153)	(322)	(468)	(584)
Real estate impairment losses	—	—	—	(175,887)
Other (expenses) income	1,271	(4,207)	80	(3,545)
Development profits, net of taxes	199	—	5,002	33,286
Equity in earnings of unconsolidated joint ventures, net	5,193	4,284	9,068	4,250
Other income	448	7,528	737	459
Interest expense, including amortization	(32,626)	(27,772)	(65,239)	(60,571)
Loss on early extinguishment of debt	(579)	(657)	(579)	(657)
Total discontinued operations	4,659	12,549	4,904	31,418

Net income (loss)	$9,313	$29,034	$8,693	$(94,322)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	June 30,	December 31,
	2010	2009

U.S. Markets
Southern California	$642,841	$635,124
No. New Jersey/New York	557,014	544,743
San Francisco Bay Area	736,687	733,381
Chicago	300,517	302,501
On-Tarmac	152,895	159,549
South Florida	413,993	411,811
Seattle	146,946	146,192
Toronto	288,428	297,282
Baltimore/Washington	131,996	131,186
Non — U.S. Markets
Europe	521,464	579,584
Japan	692,045	663,032
Other Markets	1,525,105	1,542,330

Total markets	6,109,931	6,146,715
Investments in unconsolidated joint ventures	687,201	462,130
Non-segment assets	262,860	233,113

Total assets	$7,059,992	$6,841,958

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the three and six months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

	Real Estate Impairment Losses		Restructuring Charges
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

U.S. Markets
Southern California	$—	$—	$—	$71
No. New Jersey/New York	—	—	—	—
San Francisco Bay Area	—	—	391	1,637
Chicago	—	—	—	36
On-Tarmac	—	—	—	—
South Florida	—	—	—	—
Seattle	—	—	—	—
Toronto	—	—	—	—
Baltimore/Washington	—	—	—	—
Non — U.S. Markets
Europe	—	—	173	378
Japan	—	—	73	310
Other Markets	—	—	235	1,392

Total markets	$—	$—	$872	$3,824

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Real Estate Impairment Losses		Restructuring Charges
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

U.S. Markets
Southern California	$—	$16,809	$—	$71
No. New Jersey/New York	—	9,056	—	—
San Francisco Bay Area	—	4,275	2,409	1,637
Chicago	—	1,330	—	36
On-Tarmac	—	—	—	—
South Florida	—	5,531	—	—
Seattle	—	—	—	—
Toronto	—	30,921	—	—
Baltimore/Washington	—	543	—	—
Non — U.S. Markets
Europe	—	30,393	772	378
Japan	—	13,469	193	310
Other Markets	—	69,526	471	1,392

Total markets	$—	$181,853	$3,845	$3,824

14.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 79 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of June 30, 2010, the Company had provided approximately $12.6 million in letters of credit, of which $10.2 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 5, 6 and 9 as of June 30, 2010, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $388.2 million as described below.

As of June 30, 2010, the Company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of June 30, 2010, the Company also guaranteed $42.7 million and $84.6 million on outstanding loans on five of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of June 30, 2010.

Performance and Surety Bonds.  As of June 30, 2010, the Company had outstanding performance and surety bonds in an aggregate amount of $5.0 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

Contingencies

Litigation.  In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of its properties and its other business activities. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at June 30, 2010 were eight outstanding interest rate swaps, four outstanding foreign exchange forward contracts and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At June 30, 2010, the Company had four currency forward contracts hedging intercompany loans.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the twelve months from June 30, 2010, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swap (USD)	1	$130,000
Interest rate swaps (EUR)	5	$56,596
Interest rate swap (JPY)	1	$141,235
Interest rate cap (USD)	1	$26,145

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the accounting policy for derivative instruments and hedging activities. At June 30, 2010, the Company had four foreign currency forward contracts hedging intercompany loans, one interest rate swap and one interest rate cap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of June 30, 2010, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swap (EUR)	1	$23,006
Interest rate cap (USD)	1	$7,319
Foreign exchange forward contracts	4	$576,926

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value of Derivative Instruments at June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1,174	Other liabilities	$1,126
Interest rate cap	Other assets	18	Other liabilities	—

Total		$1,192		$1,126

Derivatives not designated as hedging instruments
Interest rate swap	Other assets	$548	Other liabilities	$—
Interest rate cap	Other assets	—	Other liabilities	—
Foreign exchange forward contracts	Other assets	$1,497	Other liabilities	$—

Total		$2,045		$—

Total derivative instruments		$3,237		$1,126

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location		Fair Value

Derivatives designated as hedging instruments			Other assets
Interest rate swap		$—	(contra asset	)	$1,992
Interest rate cap	Other assets	141			—

Total		$141			$1,992

Derivatives not designated as hedging instruments			Other assets
Foreign exchange forward contracts	Other assets	$1,412	(contra asset	)	$20

Total		$1,412			$20

Total derivative instruments		$1,553			$2,012

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Location of Gain (Loss)
Derivative Instruments Not	Recognized in Statement	Amount of Gain (Loss)
Designated as Hedging Instruments	of Operations	Recognized

For the three months ended June 30, 2010
Foreign exchange forward contracts	Other income	$44,091
Interest rate caps	Other income	—
Interest rate swaps	Other income	(286)

Total		$43,805

For the three months ended June 30, 2009
Foreign exchange forward contracts	Other income	$(45,818)
Interest rate caps	Other income	(13)

Total		$(45,831)

For the six months ended June 30, 2010
Foreign exchange forward contracts	Other income	$60,969
Interest rate caps	Other income	—
Interest rate swaps	Other income	(286)

Total		$60,683

For the six months ended June 30, 2009
Foreign exchange forward contracts	Other income	$(39,932)
Interest rate caps	Other income	(13)

Total		$(39,945)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Location of Loss
	Gain (Loss) Recognized	Reclassified from	Loss Reclassified	Location of Gain	Amount of Gain
	in Accumulated Other	Accumulated OCI into	from Accumulated	Recognized in Statement	Recognized in Statement
	Comprehensive (Loss)	Statement of	OCI into Statement	of Operations (Derivative	of Operations (Derivative
Derivative Instruments in	Income (OCI)	Operations	of Operations	Amount Excluded from	Amount Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

For the three months ended June 30, 2010
Interest rate swaps	$151	Interest expense	$(1,185)	Other income	$114
Interest rate caps	(34)	Interest expense	—	Other income	—

Total	$117		$(1,185)		$114

For the three months ended June 30, 2009
Interest rate swaps	$(1,468)	Interest expense	$(2,572)	Other income	$—

Total	$(1,468)		$(2,572)		$—

For the six months ended June 30, 2010
Interest rate swaps	$(95)	Interest expense	$(1,635)	Other income	$114
Interest rate caps	(122)	Interest expense	—	Other income	—

Total	$(217)		$(1,635)		$114

For the six months ended June 30, 2009
Interest rate swaps	$(1,751)	Interest expense	$(4,624)	Other income	$—

Total	$(1,751)		$(4,624)		$—

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

In July 2010, the Parent Company completed two Yen-denominated financing transactions totaling approximately $188.9 million. The Parent Company entered into a 10.0 billion Yen unsecured term loan, which, using the exchange rate in effect on June 30, 2010, equaled approximately $113.1 million U.S. dollars, with a fixed interest rate of 3.3% and a maturity of July 2020. Additionally, the Parent Company obtained a 6.7 billion Yen non-recourse mortgage loan, which, using the exchange rate in effect on June 30, 2010, equaled approximately $75.8 million U.S. dollars, with a fixed interest rate of 2.9% and a maturity of July 2017.

In July 2010, third-party investors contributed $50.5 million of equity to AMB U.S. Logistics Fund, L.P. and 35.0 million Euros, which equaled approximately $42.8 million U.S. dollars using the exchange rate in effect on June 30, 2010, to AMB Europe Fund I, FCP-FIS.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 13, 2010, the members of AMB-SGP Mexico, LLC agreed to an early termination of the investment period of, and acquisition exclusivity in favor of, AMB-SGP Mexico, LLC.

On August 2, 2010, the Company announced the formation of AMB Mexico Fondo Logisitico, a fund with a 10-year term whose investment strategy is to develop, own, operate and manage industrial distribution facilities primarily within the Company’s target markets in Mexico. Approximately 3.3 billion Pesos (approximately $260 million U.S. dollars using the exchange rate in effect on June 30, 2010) was raised from the third party investors in the fund, comprised of institutional investors in Mexico, including private pension plans. The Company will contribute 20% of the total equity, or approximately $65 million, at full deployment.

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

The following factors, among others, apply to the company’s business as a whole and could cause its actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions in California, the U.S. or globally (including financial market fluctuations), global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund the company’s business activities, including re-financing and interest rate risks;

•	the company’s failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	the company’s failure to maintain its current credit agency ratings or comply with its debt covenants;

•	risks related to the company’s obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent or failure to lease properties at all or on favorable rents and terms;

•	difficulties in identifying properties, portfolios of properties, or interests in real-estate related entities or platforms to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as the company expects;

•	unknown liabilities acquired in connection with acquired properties, portfolios of properties, or interests in real-estate related entities;

•	the company’s failure to successfully integrate acquired properties and operations;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, the company’s inability to obtain necessary permits and financing, the company’s inability to lease properties at all or at favorable rents and terms, and public opposition to these activities);

•	the company’s failure to set up additional funds, attract additional investment in existing funds or to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or the co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements;

•	risks and uncertainties relating to the disposition of properties to third parties and the company’s ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of the company’s insurance coverage;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with the company’s tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disasters.

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

The company’s website address is http://www.amb.com. The annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K of the parent company and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the company’s website free of charge as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. The company’s Corporate Governance Principles and Code of Business Conduct are also posted on the company’s website. Information contained on the company’s website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC. The operating partnership does not have a separate internet address and its SEC reports are available free of charge upon request to the attention of the company’s Investor Relations Department, AMB Property Corporation, Pier 1, Bay 1, San Francisco, CA 94111. The following marks are registered trademarks of AMB Property Corporation: AMB®; and High Throughput Distribution® (HTD®).

THE COMPANY

The company is an owner, operator and developer of global industrial real estate, focused on major hub and gateway distribution markets in the Americas, Europe and Asia. As of June 30, 2010, the company owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 156.1 million square feet (14.5 million square meters) in 48 markets within 15 countries. The company invests in properties located predominantly in the infill submarkets of its targeted markets. The company’s portfolio is composed of High Throughput Distribution® facilities — industrial properties built for speed and located near airports, seaports and ground transportation systems.

The approximately 156.1 million square feet as of June 30, 2010 included:

•	136.7 million square feet (principally, industrial facilities) on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, that were 91.8% leased;

•	11.5 million square feet in its development portfolio, including approximately 8.3 million square feet in 30 development projects that are complete and in the process of stabilization and approximately 3.2 million square feet in seven development projects under construction;

•	0.5 million square feet in a value-added acquisition;

•	7.3 million square feet in 46 industrial facilities in unconsolidated joint ventures in which the company has investments but does not manage; and

•	152,000 square feet of office space subject to a ground lease, which is the location of its global headquarters.

Value-added acquisitions represent unstabilized properties acquired by the Company, which generally have one or more of the following characteristics: (i) existing vacancy, typically in excess of 20%, (ii) short-term lease rollover, typically during the first two years of ownership, or (iii) significant capital improvement requirements, typically in excess of 20% of the purchase price. The Company excludes value-added acquisitions from its owned and managed and consolidated operating statistics prior to stabilization (generally 90% leased) in order to provide investors with data which it feels better reflects the performance of its core portfolio.

The company’s business is operated primarily through the operating partnership. As of June 30, 2010, the parent company owned an approximate 98.1% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

The parent company is a self-administered and self-managed real estate investment trust and it expects that it has qualified, and will continue to qualify, as a real estate investment trust for federal income tax purposes beginning with the year ended December 31, 1997. As a self-administered and self-managed real estate investment trust, the company’s own employees perform its corporate, administrative and management functions, rather than the company relying on an outside manager for these services.

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

Investment Strategy

The company’s investment strategy focuses on providing distribution space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. The company’s properties are primarily located in the world’s busiest distribution markets featuring large, supply-constrained infill locations with dense populations and proximity to airports, seaports and ground transportation systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of the company’s portfolio of industrial properties is located in its target markets and much of this is in infill submarkets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. The company believes that its facilities are essential to creating efficiencies in the supply chain, and its business encompasses a blend of real estate, global logistics and infrastructure.

In its target markets, the company focuses on HTD® facilities, industrial properties designed to facilitate the rapid distribution of its customers’ products rather than the long-term storage of goods. The company’s investment focus on HTD® assets is based on what it believes to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical and locational characteristics that allow for the rapid transport of goods from point to point. These physical characteristics could include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. The company believes that these building characteristics help its customers reduce their costs and become more efficient in their logistics operations. The company’s customers include logistics, freight forwarding and air-express companies with time-sensitive needs that value facilities proximate to transportation infrastructure.

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. Trade and GDP are correlated as higher levels of investment, production and consumption within a globalized economy are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will continue to increase at a rate in excess of growth in global GDP. The International Monetary Fund (the “IMF”) reported on July 7, 2010 that global trade fell by 11.3% in 2009, the steepest decline in modern history. This compares with a reported decline of only 0.6% in global GDP. The IMF also reported that it expects U.S. and global GDP growth of 3.3% and 4.6%, respectively, in 2010, which the company believes should result in an increased demand in industrial real estate.

Primary Sources of Revenue and Earnings

The primary source of the company’s core earnings is revenue received from its real estate operations and private capital business. The principal contributor of its core earnings is rent received from customers under long-term (generally three to 10 years) operating leases at its properties, including reimbursements from customers for certain operating costs and asset management fees. The company also generates core earnings from its private capital business, including priority distributions, acquisition and development fees, promote interests and incentive distributions from its co-investment ventures. The company may generate additional earnings from the disposition of assets in its development-for-sale and value-added conversion programs, as well as from land sales.

Long-Term Growth Strategies

The company believes that its long-term growth will be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	raise third-party equity and grow earnings generated from its private capital business by way of the acquisition of new properties or through the possible management of third party assets co-invested with the company;

•	acquire industrial real estate with total returns above the company’s cost of capital; and

•	develop properties profitably and then either hold or sell them to third-parties.

Growth through Operations

The company seeks to generate long-term internal growth by maintaining a high occupancy rate at its properties, by controlling expenses and through contractual rent increases on existing space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. The company actively manages its portfolio by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. With respect to its leasing strategies, the company takes a long-term view to ensure it maximizes the value of its real estate. As the company continues to work through a challenging operating environment and to provide flexibility to its customers, the company evaluates and adjusts its leasing strategies for market terms and leasing rates, which may include shorter leasing terms. The company believes that its long-standing focus on customer relationships and ability to provide global solutions for a well-diversified customer base in the logistics, shipping and air cargo industries will enable it to capitalize on opportunities as they arise.

The company believes the strategic infill locations within its portfolio, the experience of its cycle-tested operations team and its ability to respond quickly to the needs of its customers provides a competitive advantage in leasing. Management believes the company’s regular maintenance, capital expenditure, energy management and sustainability programs create cost efficiencies that benefit the company and its customers.

Growth through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 27 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with a significant number of institutional investors. As of June 30, 2010, more than 54% of the company’s owned and managed operating portfolio is held through its eight co-investment ventures and funds. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company is the largest investor in its open-ended funds and owns a 10-50% interest in its co-investment ventures. The company believes its significant ownership in each of its funds provides a strong alignment of interests with its co-investment partners’ interests.

The company believes its co-investment program with private capital investors will continue to serve as a source of capital for new investments and revenues for its stockholders. In anticipation of the formation of future co-investment ventures, the company may also hold acquired and newly developed properties for contribution to future co-investment ventures. The company may make additional investments through its existing co-investment ventures or to new co-investment ventures in the future and currently plans to do so. The company is in various stages of discussions with prospective investors to attract new capital to take advantage of potential future opportunities and these capital-raising activities may include the formation of new joint ventures. Such transactions, if the company completes them, may be material individually or in aggregate.

Growth through Acquisitions and Capital Redeployment

The company believes its acquisition experience and its network of property management, leasing and acquisition resources will continue to provide opportunities for growth. In addition to its internal resources, the company has long-standing relationships with lenders, leasing and investment sales brokers, as well as third-party local property management firms, which may give it access to additional acquisition opportunities. The company is actively monitoring opportunities in its target markets and intends to acquire high-quality, well-located industrial real estate. Additionally, the company seeks to acquire unstabilized industrial properties as a part of management’s belief that the discount in pricing attributed to the operating challenges of such a property could provide greater returns once it is stabilized. The company strives to enhance the quality of its portfolio through acquisitions that are accretive to the company’s earnings and its net asset value. The company also seeks to redeploy capital from the sale of non-strategic assets into properties that better fit its current investment focus.

The company is generally engaged in various stages of negotiations for a number of acquisitions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios and platforms and property-owning or real-estate-related entities.

Growth through Development

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. Despite the cyclical downturn in the U.S. and global economy, the company believes, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia, Europe and the Americas. The company believes that developing, redeveloping and/or expanding of well-located, high-quality industrial properties provides higher rates of return than may be obtained from purchasing existing properties. However, new developments, redevelopments and value-added conversions may require significant management attention and capital investment to maximize returns. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital. Completed development and redevelopment properties are held in its owned and managed portfolio or sold to third parties.

Management believes its long-standing focus on infill locations can at times lead to opportunities to enhance value through the conversion of some of the company’s industrial properties to higher and better uses. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from an industrial facility to a higher and better use, including use as research & development, manufacturing, office, residential, or retail properties. Activities required to prepare the property for conversion to a higher and better use may include rezoning, redesigning, reconstructing and retenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate conversion to a higher and better use and, as such, little to no residual value is ascribed to the industrial building. Generally, the company expects to sell to third parties these value-added conversion projects at some point in the re-entitlement and conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use.

Members of the company’s development team have broad experience in real estate development and possess multidisciplinary backgrounds that allow for the completion of the build-out and lease-up of the company’s development portfolio. Key personnel remain in the most productive platforms around the globe to preserve long-term growth potential. Management believes that there are currently opportunities for land entitlement as municipalities are beginning to seek revenue generating activities.

Management’s Overview

Management believes the pace of the global economic recovery is encouraging. However, management has observed that the sovereign crisis in Europe, lackluster employment growth and slowing retail sales in the U.S. has given some of the company’s customers pause with respect to committing to new industrial space. The company expects that improving economic conditions will lead to an increase in the demand for industrial real estate as inventory restocking takes hold. Management expects to see earnings growth if it is able to improve asset utilization by returning its owned and managed portfolio closer to its historical occupancy average of 95%; complete the lease-up of its development portfolio; and realize value from its land bank through new ventures, sales and future build-to-suit projects. The company believes that capital deployment opportunities are increasing and is currently evaluating multiple opportunities in its target markets around the globe. Management believes that its ability to provide multiple forms of consideration to institutional investors, lenders and private developers provide the company with proprietary access to acquisition opportunities. Additionally, management believes its existing and new private capital co-investment ventures and joint ventures are well positioned to benefit from the expected shift in customer demand for high-quality, well-located industrial real estate.

Strength of Balance Sheet and Liquidity

In April 2010, the company completed the issuance and sale of approximately 18.2 million shares of its common stock in a public offering at a price of $27.50 per share, generating approximately $479 million in net proceeds. The company used the proceeds for general corporate purposes, including the reduction of borrowings on its lines of credit and the funding of equity investments into AMB U.S. Logistics Fund, L.P.

The company completed more than $428 million of debt repayments and extensions during the second quarter and $678 million year-to-date. The company’s share of total debt was reduced by approximately $264 million during the quarter, and at June 30, 2010, the company’s share of total debt to share of total assets was 40.5%, as compared to 44.8% at the end of the first quarter of 2010.

The company’s share of liquidity at June 30, 2010 was approximately $1.5 billion, consisting of more than $1.2 billion of availability on its lines of credit and approximately $292 million of unrestricted cash and cash equivalents on an owned and managed basis.

Real Estate Operations

The company’s customers appear to be confident about 2010, but confidence levels have not improved to the extent that management had anticipated at this point in the business cycle. In management’s view, customers are not compelled to commit early to space and their approach to real estate procurement has been a just-in-time commitment to meet contract needs. According to the Bureau of Economic Analysis, real inventories in the U.S. have recovered less than 10% of their decline at the depth of the crisis, and the inventory-to-sales ratio remains near its historic lows.

The company has observed that customers have responded to the slower recovery in consumption by employing alternative inventory management and transportation strategies. These strategies include an increased reliance on air freight, evidenced by an increased frequency of orders and deliveries, and slow steaming, which involves ocean cargo transport at slower and more fuel-efficient speeds. Management believes these strategies are unsustainable. The company views these substitute transportation strategies as stop gap measures as their added expense will eventually become cost prohibitive if there is not a secular change in inventory management strategies. Management believes when consumer confidence is more firmly established, inventories will increase to meet consumption, and this in turn will lead to a rebound in demand for warehouse space and a significant increase in industrial absorption. The company believes the timing and sustainability of this demand following the inventory restocking bounce back will depend on the pace and sustainability of economic growth into the future.

The deterioration rate for industrial real estate operating fundamentals is easing. In the U.S., according to CBRE Econometric Advisors, net absorption was less negative in the quarter, at negative five and a half million square feet, essentially flat relative to the product base of 13 billion square feet. This moves the U.S. industrial availability rate up 10 basis points to 14.1%, marking the eleventh consecutive quarter of rising availability. However, the secondary markets in the U.S. drove the increase, and management is observing positive net absorption. In the company’s seaport and airport adjacent target markets, net absorption was positive, consistent with management’s expectations that the port markets would outperform other U.S. markets. The company continues to believe that record-low construction, when met by even moderate demand, will drive the availability rate back down and that there will be a significant improvement in net absorption in the second half of the year.

Cash-basis same-store NOI was down 6.0% for the quarter, driven primarily by lower average same store occupancy and increased levels of free rent. The company’s quarter-end occupancy increased 130 basis points from the prior quarter, and average occupancy was 90.1%. The company commenced leases totaling approximately 7.9 million square feet (735,400 square meters) in its global operating portfolio during the quarter and 33.9 million square feet (3.2 million square meters) for the trailing four quarters ended June 30, 2010. In addition, the company leased approximately 1.6 million square feet (149,300 square meters) in its global development portfolio during the quarter.

Rent changes on rollovers declined 11.2% on a trailing four-quarter basis and decreased 12.4% for the quarter. Rent changes on rollover are expected to be negative for 2010, although management believes rents have bottomed in most of the company’s markets today.

Capital Deployment

During the quarter, acquisitions totaled $42.7 million, including $29.4 million for AMB Europe Fund I, FCP-FIS and $13.3 million for the company’s wholly owned portfolio. The company also acquired a land parcel in Brazil, the second acquisition through its joint venture with Cyrela Commercial Properties (“CCP”). The 48 acres have estimated build-out potential of 728,800 square feet (67,700 square meters). As of June 30, 2010, the company held a total of 2,601 acres of land for future development or sale on an owned and managed basis, approximately 86% of which is located in the Americas. The company currently estimates that these 2,601 acres of land could support approximately 47.4 million square feet of future development.

Private Capital Business

During the second quarter, the company invested $50 million into AMB U.S. Logistics Fund, L.P., along with $29 million in new third-party equity investments. In addition, the company transferred two assets to AMB Europe Fund I, FCP-FIS in exchange for units with a fair value of $22.4 million. Subsequent to quarter end, the company’s two open-ended funds received capital commitments comprising $50.5 million in third-party equity in AMB U.S. Logistics Fund, L.P. and $42.8 million in third-party equity in AMB Europe Fund I, FCP-FIS.

As of July 13, 2010, the members of AMB-SGP Mexico, LLC agreed to an early termination of the investment period of, and acquisition exclusivity in favor of, AMB-SGP Mexico, LLC.

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logisitico, a fund with a 10-year term whose investment strategy is to develop, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos (approximately $260 million U.S. dollars using the exchange rate in effect on June 30, 2010) was raised from the third party investors in the fund, comprised of institutional investors in Mexico, including private pension plans. The company will contribute 20% of the total equity, or approximately $65 million, at full deployment.

Equityholders in two of the company’s co-investment ventures, AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Europe Fund I, FCP-FIS is exercisable beginning after July 1, 2011. As of June 30, 2010 there was no redemption queue for AMB U.S. Logistics Fund, L.P.

Summary of Key Transactions

During the six months ended June 30, 2010, the company completed the following significant transactions:

•	Issued approximately 18.2 million shares of common stock at a price of $27.50 per share, generating approximately $479 million in net proceeds;

•	Acquired four properties aggregating approximately 1.3 million square feet for an aggregate price of $88.3 million, including 0.5 million square feet for $13.3 million for the company, as well as 0.7 million square feet for $45.6 million and 0.1 million square feet for $29.4 million, respectively, for AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, which are unconsolidated co-investment ventures;

•	Acquired two land parcels totaling 106 acres in Brazil for an aggregate purchase price of approximately $36.7 million, the company’s first acquisitions with our joint venture partner, CCP;

•	Contributed two completed development projects aggregating approximately 0.2 million square feet to AMB Europe Fund I, FCP-FIS in exchange for units with a fair value of $22.4 million;

•	Sold development projects aggregating approximately 0.3 million square feet to third-parties, including 0.2 million square feet that was part of an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010, for an aggregate sales price of approximately $25.5 million, of which $12.5 million related to the installment sale; and

•	Sold industrial operating properties aggregating approximately 0.1 million square feet for an aggregate sales price of $10.0 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2008 (generally defined as properties that are 90% occupied). As of June 30, 2010, the same store industrial pool consisted of properties aggregating approximately 69.1 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three and six months ended June 30, 2010 and 2009 was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Acquired:(1)
Number of properties	1	—	1	—
Square feet (in thousands)	467	—	467	—
Acquisition cost (in thousands)	$13,338	$—	$13,338	$—
Development Properties Sold or Contributed:(2)
Square feet (in thousands)(3)	199	976	511	2,507

(1)	Includes value-added acquisitions.

(2)	Excludes value-added acquisitions.

(3)	For the six months ended June 30, 2010, the square footage includes 0.2 million square feet related to an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

For the Three Months Ended June 30, 2010 and 2009 (dollars in millions):

	For the Three Months Ended June 30,
Revenues	2010	2009	$ Change	% Change

Rental revenues
Same store	$123.6	$124.4	$(0.8)	(0.6)%
2010 acquisitions	0.3	—	0.3	100.0%
Development	12.2	7.2	5.0	69.4%
Other industrial	15.7	9.2	6.5	70.7%

Total rental revenues	151.8	140.8	11.0	7.8%
Private capital revenues	6.8	7.8	(1.0)	(12.8)%

Total revenues	$158.6	$148.6	$10.0	6.7%

Rental revenues from development increased $5.0 million primarily due to increased occupancy of the company’s development portfolio as the company continues lease-up of the development pool. Other industrial revenues include rental revenues from stabilized development projects that are not yet part of the same store operating pool of properties. The increase in these revenues of $6.5 million primarily reflects the further lease-up of the company’s development portfolio and higher occupancy. The decrease in private capital revenues of $1.0 million was primarily due to lower priority distributions earned from the company’s co-investment ventures.

	For the Three Months Ended
	June 30,
Costs and Expenses	2010	2009	$ Change	% Change

Property operating costs:
Rental expenses	$28.2	$23.3	$4.9	21.0%
Real estate taxes	20.3	19.7	0.6	3.0%

Total property operating costs	$48.5	$43.0	$5.5	12.8%

Property operating costs:
Same store	$38.5	$35.2	$3.3	9.4%
Development	5.5	3.2	2.3	71.9%
Other industrial	4.5	4.6	(0.1)	(2.2)%

Total property operating costs	48.5	43.0	5.5	12.8%
Depreciation and amortization	48.3	38.5	9.8	25.5%
General and administrative	30.1	25.7	4.4	17.1%
Restructuring charges	0.9	3.8	(2.9)	(76.3)%
Fund costs	0.1	0.3	(0.2)	(66.7)%
Other (income) expenses	(1.3)	4.2	(5.5)	(131.0)%

Total costs and expenses	$126.6	$115.5	$11.1	9.6%

Same store properties’ operating expenses increased $3.3 million from the prior year primarily due to increased utilities, ground rent expenses and non-reimbursable expenses. The increase in development operating costs of $2.3 million was primarily due to an increase in real estate taxes and other operating expenses due to higher occupancy of the development portfolio. The increase in depreciation and amortization expenses of $9.8 million is primarily due to increased asset stabilizations and assets moving out of the held for sale or contribution pools in prior quarters. The increase in general and administrative expense of $4.4 million is primarily due to an increase in professional service expenses and a reduction in capitalized development costs, partially offset by a decrease in personnel costs. During the three months ended June 30, 2010, the company recorded $0.9 million in restructuring charges associated with severance. During the three months ended June 30, 2009, $3.8 million of restructuring charges were recognized associated with severance and the termination of certain contractual obligations. Other expenses decreased $5.5 million primarily as a result of a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in the prior year.

	For the Three Months Ended
	June 30,
Other Income and (Expenses)	2010	2009	$ Change	% Change

Development profits, net of taxes	$0.2	$—	$0.2	100.0%
Equity in earnings of unconsolidated joint ventures, net	5.2	4.3	0.9	20.9%
Other income	0.4	7.5	(7.1)	(94.7)%
Interest expense, including amortization	(32.6)	(27.8)	4.8	17.3%
Loss on early extinguishment of debt	(0.6)	(0.6)	—	—%

Total other income and (expenses), net	$(27.4)	$(16.6)	$(10.8)	(65.1)%

Other income decreased $7.1 million from the prior year primarily due to a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in 2009 and an increase in foreign currency exchange rate gains. Interest expense increased $4.8 million over the same period in the prior year primarily due to an additional bond issuance in the fourth quarter of 2009 along with the higher line usage in the second quarter of 2010.

	For the Three Months Ended
	June 30,
Discontinued Operations	2010	2009	$ Change	% Change

Income attributable to discontinued operations	$0.4	$2.4	$(2.0)	(83.3)%
Gains from sale of real estate interests, net of taxes	4.2	10.1	(5.9)	(58.4)%

Total discontinued operations	$4.6	$12.5	$(7.9)	(63.2)%

The changes in income attributable to discontinued operations and gains from sale of real estate interests, net of taxes were primarily due to fewer sales in 2010 as compared to 2009. The company sold industrial operating properties, aggregating approximately 1.0 million square feet for a sale price of $48.0 million, with a resulting gain of $8.5 million in the second quarter of 2009, as compared to sales of industrial operating properties of 0.1 million square feet for a sales price of $10.0 million and a resulting gain of $4.2 million in the second quarter of 2010. The company did not sell any industrial operating properties in the first quarter of 2010. Additionally, during the three months ended June 30, 2009, the company recognized a deferred gain of $1.6 million on the sale of industrial operating properties, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008.

	For the Three Months Ended
	June 30,
Preferred Stock/Units	2010	2009	$ Change	% Change

Preferred stock dividends/unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred stock/units	$(4.0)	$(4.0)	$—	—%

For the Six Months Ended June 30, 2010 and 2009 (dollars in millions):

	For the Six
	Months Ended
	June 30,
Revenues	2010	2009	$ Change	% Change

Rental revenues
Same store	$246.5	$255.9	$(9.4)	(3.7)%
2010 acquisitions	0.4	—	0.4	100.0%
Development	23.2	15.1	8.1	53.6%
Other industrial	31.2	20.2	11.0	54.5%

Total rental revenues	301.3	291.2	10.1	3.5%
Private capital revenues	14.3	19.5	(5.2)	(26.7)%

Total revenues	$315.6	$310.7	$4.9	1.6%

Same store rental revenues decreased $9.4 million from the prior year due primarily to decreased occupancy, rental rates and increased free rent, as compared to the first half of 2009. The increase in rental revenues from development of $8.1 million is primarily due to increased occupancy of the company’s development portfolio as the company continues lease-up of the development pool, along with higher common-area maintenance and real estate tax reimbursements in 2010. Other industrial revenues include rental revenues from stabilized development projects that are not yet part of the same store operating pool of properties. The increase in these revenues of $11.0 million primarily reflects the further lease-up of the company’s development portfolio and higher occupancy. The decrease in private capital revenues of $5.2 million was primarily due to the recognition in the first quarter of 2009 of asset management fees received from AMB Japan Fund I, L.P., as well as higher priority distributions earned from the company’s co-investment ventures in 2009.

	For the Six
	Months Ended
	June 30,
Costs and Expenses	2010	2009	$ Change	% Change

Property operating costs:
Rental expenses	$57.0	$53.2	$3.8	7.1%
Real estate taxes	40.9	38.9	2.0	5.1%

Total property operating costs	$97.9	$92.1	$5.8	6.3%

Property operating costs:
Same store	$78.0	$77.3	$0.7	0.9%
Development	9.9	6.2	3.7	59.7%
Other industrial	10.0	8.6	1.4	16.3%

Total property operating costs	97.9	92.1	5.8	6.3%
Depreciation and amortization	96.7	80.4	16.3	20.3%
General and administrative	62.0	57.0	5.0	8.8%
Restructuring charges	3.8	3.8	—	—%
Fund costs	0.5	0.6	(0.1)	(16.7)%
Real estate impairment losses	—	175.9	(175.9)	(100.0)%
Other (income) expenses	(0.1)	3.5	(3.6)	(102.9)%

Total costs and expenses	$260.8	$413.3	$(152.5)	(36.9)%

The increase in development operating costs of $3.7 million was primarily due to an increase in real estate taxes and other operating expenses due to higher occupancy of the development portfolio. The increase in other industrial operating costs of $1.4 million was primarily due to an increase in utilities, repairs and maintenance expenses, roads and grounds expenses, administrative expenses and ground rent expenses over the first half of 2009. The increase in depreciation and amortization expenses of $16.3 million is primarily due to increased asset stabilizations and assets moving out of the held for sale or contribution pools in prior quarters. The increase in general and administrative expense of $5.0 million is primarily due to an increase in professional service expenses, a reduction in capitalized development costs and an increase in personnel costs, partially offset by decreases in tax expense, office and occupancy expenses , insurance expenses and marketing expenses. During both the six months ended June 30, 2010 and 2009, the company recorded $3.8 million in restructuring charges associated with severance and the termination of certain contractual obligations. The company did not record any real estate impairment losses in the first half of 2010. See Note 2 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the first half of 2009. Other expenses decreased $3.6 million primarily as a result of a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in the prior year.

	For the Six
	Months Ended
	June 30,
Other Income and (Expenses)	2010	2009	$ Change	% Change

Development profits, net of taxes	$5.0	$33.3	$(28.3)	(85.0)%
Equity in earnings of unconsolidated joint ventures, net	9.1	4.3	4.8	111.6%
Other income	0.7	0.5	0.2	40.0%
Interest expense, including amortization	(65.2)	(60.6)	4.6	7.6%
Loss on early extinguishment of debt	(0.6)	(0.7)	(0.1)	(14.3)%

Total other income and (expenses), net	$(51.0)	$(23.2)	$(27.8)	(119.8)%

Development profits represent gains from the sale or contribution of development projects, including land. During the six months ended June 30, 2010, the company recognized development profits of approximately $5.2 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $25.5 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. The decrease of $28.3 million is due to the recognition of development profits as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. during the first quarter of 2009.

The increase in equity in earnings of unconsolidated joint ventures of $4.8 million for 2010 was primarily due to impairment losses recognized on the company’s unconsolidated assets under management in the first half of 2009. Interest expense increased $4.6 million over the first half of 2009 primarily due to an additional bond issuance in the fourth quarter of 2009, along with higher line usage in 2010.

	For the Six Months Ended
	June 30,
Discontinued Operations	2010	2009	$ Change	% Change

Income attributable to discontinued operations	$0.7	$2.7	$(2.0)	(74.1)%
Gains from sale of real estate interests, net of taxes	4.2	28.7	(24.5)	(85.4)%

Total discontinued operations	$4.9	$31.4	$(26.5)	(84.4)%

The changes in income attributable to discontinued operations and gains from sale of real estate interests, net of taxes were primarily due to fewer sales in 2010 as compared to 2009. The company sold industrial operating properties, aggregating approximately 1.7 million square feet for a sale price of $106.4 million, with a resulting gain of $27.1 million in the first half of 2009, as compared to sales of industrial operating properties of 0.1 million square feet for a sales price of $10.0 million and a resulting gain of $4.2 million in the first half of 2010. Additionally, during the six months ended June 30, 2009, the company recognized a deferred gain of $1.6 million on the sale of industrial operating properties, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008.

	For the Six Months Ended
	June 30,
Preferred Stock/Units	2010	2009	$ Change	% Change

Preferred stock dividends/unit distributions	$(7.9)	$(7.9)	$—	—%

Total preferred stock/units	$(7.9)	$(7.9)	$—	—%

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

As of June 30, 2010, the parent company owned an approximate 98.1% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of June 30, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

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

Common and Preferred Equity The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of June 30, 2010: 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

Market Equity as of June 30, 2010
	Shares/Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common stock	168,279,950	(5)	$23.71	$3,989,918
Common limited partnership units(3)	3,313,670		$23.71	78,567

Total	171,593,620			$4,068,485

Total options outstanding				9,329,983
Dilutive effect of stock options(4)				—

(1)	Dollars, per share/unit

(2)	Dollars, in thousands

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $26.66 for the quarter ended June 30, 2010. All stock options were anti-dilutive as of June 30, 2010.

(5)	Includes 1,221,660 shares of unvested restricted stock.

Preferred Stock as of June 30, 2010 (dollars in thousands)
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred stock	6.50%	$50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of June 30, 2010, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1: Note 7 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of industrial operating assets to further enhance liquidity. As of June 30, 2010, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 40.5%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% pursuant to its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of June 30, 2010

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	45.5%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	48.4%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	40.5%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	43.2%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of June 30, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of the Operating Partnership.”

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

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the three and six months ended June 30, 2010 and 2009:

				For the Six
		For the Three Months Ended		Months Ended
		June 30,		June 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property Corporation	Common stock	$0.280	$0.280	$0.560	$0.560
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$0.856	$0.856

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the six months ended June 30, 2010 and 2009, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the six months ended June 30, 2010 and 2009. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the six months ended June 30, 2010 and 2009:

	For the Six Months
	Ended June 30,
Summary of Dividends and Distributions Paid	2010	2009
	(dollars in thousands)

Net cash provided by operating activities	$114,748	$121,128
Dividends paid to common and preferred stockholders(1)	(91,492)	(47,410)
Distributions to noncontrolling interests, including preferred units	(6,273)	(11,695)

Excess of net cash provided by operating activities over dividends and distributions paid	$16,983	$62,023

Net proceeds from divestiture of real estate and securities	$39,652	$278,580

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$56,635	$340,603

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of June 30, 2010, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.6 years. The indenture for the senior debt securities contains limitation on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to certain of its other debt obligations related to its $425.0 million multi-currency senior unsecured term loan facility, which includes Euro and Yen tranches. Using the exchange rates in effect on June 30, 2010, the facility had an outstanding balance of approximately $413.2 million in U.S. dollars, which bore a weighted average interest rate of 3.9% and matures in October 2012. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, which, as of June 30, 2010, had a balance of $23.5 million using the exchange rate in effect at June 30, 2010 and bore a weighted average interest rate of 0.86%. This facility had an original maturity date of June 2010. During the second quarter of 2010, the operating partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at June 30, 2010, equaled approximately $621.9 million U.S. dollars. As of June 30, 2010, this facility had a balance of $309.1 million using the exchange rate in effect at June 30, 2010 and bore a weighted average interest rate of 0.65%. This facility had an original maturity date of June 2010. During the second quarter of 2010, the operating partnership exercised its option to extend the maturity date to June 2011. This extension is subject to certain conditions.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million. As of June 30, 2010, this facility had a balance of $89.9 million using the exchange rate in effect at June 30, 2010 and bore a weighted average interest rate of 1.14%.

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

The operating partnership currently expects that its principal sources of working capital and funding for debt service, development, acquisitions, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	borrowings under its unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by the operating partnership’s subsidiaries);

•	proceeds from debt securities offerings by the operating partnership;

•	proceeds from equity offerings by the parent company;

•	net proceeds from divestitures of properties;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to its co-investment ventures; and

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties.

The operating partnership currently expects that its principal funding requirements will include:

•	debt service;

•	distributions on outstanding common, preferred and general partnership units;

•	working capital;

•	acquisitions of properties, portfolios of properties, interests in real-estate related entities or platforms;

•	investments in existing or newly formed joint vetures; and

•	development, expansion and renovation of properties.

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

Cash Flows.  For the six months ended June 30, 2010, cash provided by operating activities was $114.7 million as compared to $121.1 million for the same period in 2009. This change is primarily due to changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash used in investing activities was $331.9 million for the six months ended June 30, 2010, as compared to cash used in investing activities of $3.6 million for the same period in 2009. This change is primarily due to a decrease in net proceeds from divestiture of real estate and securities and an increase in additions to interests in unconsolidated joint ventures, partially offset by a decrease in additions to land, buildings, development costs, building improvements and lease costs. Cash provided by financing activities was $188.9 million for the six months ended June 30, 2010, as compared to cash used in financing activities of $117.3 million for the same period in 2009. This change is due primarily to an increase in net borrowings on unsecured credit facilities and a decrease in payments on senior debt. This activity was partially offset by a decrease in the issuance of common units and an increase in net payments on secured debt.

Partners’ Capital.  As of June 30, 2010, the operating partnership had outstanding 168,050,539 common general partnership units; 2,070,657 common limited partnership units; 2,000,000 6.50% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis, during the three and six months ended June 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Placed in Operations:
Number of projects	—	2	—	5
Square feet	—	522,081	—	2,555,844
Estimated investment(1)	$—	$55,047	$—	$198,929
Sold:
Number of projects	—	1	—	2
Square feet	—	318,850	—	706,850
Estimated investment(1)	$—	$28,441	$—	$50,968
Available for Sale or Contribution:
Number of projects	2	8	7	14
Square feet	530,181	2,169,293	1,908,221	3,743,267
Estimated investment(1)	$42,873	$206,906	$187,210	$332,116

Total:
Number of projects	2	11	7	21
Square feet	530,181	3,010,224	1,908,221	7,005,961
Estimated investment(1)	$42,873	$290,394	$187,210	$582,013

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three and six months ended June 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010(1)	2009

Square feet	19,144	976,450	331,247	1,525,941
Gross sales price	$2,574	$70,993	$25,467	$112,801
Net proceeds	$2,381	$58,900	$24,317	$98,610
Development profits, net of taxes	$370	$—	$5,173	$4,698

(1)	Includes the installment sale of 0.2 million square feet for $12.5 million gross sales price ($12.0 million net proceeds) with development gains of $3.9 million recognized in the six months ended June 30, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

Development contributions to co-investment ventures during the three and six months ended June 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Number of projects contributed to AMB Europe Fund I, FCP-FIS	2	—	2	—
Square Feet	179,693	—	179,693	—
Number of projects contributed to AMB Japan Fund I, L.P.	—	—	—	1
Square Feet	—	—	—	981,162

Total number of contributed development assets	2	—	2	1
Total square feet	179,693	—	179,693	981,162
Gross contribution price	$22,391	$—	$22,391	$184,793
Net proceeds	$22,391	$—	$22,391	$56,822
Development (losses) profits, net of taxes	$(171)	$—	$(171)	$28,588

Properties Held for Sale or Contribution, Net.  As of June 30, 2010, the operating partnership held for sale three properties with an aggregate net book value of $23.0 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the operating partnership held for sale three properties with an aggregate net book value of $13.9 million.

As of June 30, 2010, the operating partnership held for contribution to co-investment ventures six properties with an aggregate net book value of $108.2 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 94% to an expected range of less than 40%. As of December 31, 2009, the operating partnership held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

As of June 30, 2010, no properties were reclassified from held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the six months ended June 30, 2010, the operating partnership recognized $1.2 million of additional depreciation expense and related accumulated depreciation from the reclassification of assets from properties held for sale and contribution to investments in real estate. During the six months ended June 30, 2009, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $3.2 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for divestiture or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three and six months ended June 30, 2010, the operating partnership sold approximately 0.1 million square feet of industrial operating properties for an aggregate sales price of $10.0 million, with a resulting gain of $4.2 million. During the three months ended June 30, 2009, the operating partnership sold approximately 1.0 million square feet of industrial operating properties for an aggregate sales price of $48.0 million, with a resulting gain of $8.5 million. In addition, during the three and six months ended June 30, 2009, the company recognized a deferred gain of $1.6 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the six months ended June 30, 2009, the operating partnership sold approximately 1.7 million square feet of industrial operating properties for an aggregate sales price of $106.4 million, with a resulting gain of $27.1 million. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the statements of operations.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of June 30, 2010, the operating partnership owned approximately 78.4 million square feet of its properties (50.2% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at June 30, 2010 (dollars in thousands):

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

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at June 30, 2010 (dollars in thousands):

		Approximate	Operating	Estimated
Unconsolidated Co-investment	Co-Investment Venture	Ownership	Partnership’s Net	Investment
Venture	Partner	Percentage	Equity Investment	Capacity

AMB U.S. Logistics Fund, L.P.(1)	AMB U.S. Logistics REIT, Inc.	34%	$364,968	$175,000	(2)
AMB Europe Fund I, FCP-FIS	Institutional investors	35%	$127,377	$325,000	(2)
AMB Japan Fund I, L.P.	Institutional investors	20%	$81,764	$—
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$18,329	$245,000
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$14,590	$—	(3)

(1)	Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P.

(2)	The investment capacity of AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds, is not limited. Investment capacity is estimated based on the cash of the fund and additional leverage and may change.

(3)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and as of June 30, 2010, the remaining estimated investment is $6.0 million to complete the existing development assets held by the fund.

Through its investment in AMB Property Mexico, the operating partnership held equity interests in various other unconsolidated ventures totaling approximately $15.5 million and $18.7 million as of June 30, 2010 and December 31, 2009, respectively.

Please see Part I, Item 1: Note 9 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of June 30, 2010, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 40.5%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market capital,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of June 30, 2010, the aggregate principal amount of the operating partnership’s secured debt was $0.9 billion, excluding $0.2 million of unamortized net premiums. Of the $0.9 billion of secured debt, $738.8 million, excluding unamortized discounts, is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of June 30, 2010, bore interest at rates varying from 0.8% to 9.4% per annum (with a weighted average rate of 4.9%) and had final maturity dates ranging from August 2010 to November 2022. As of June 30, 2010, $643.9 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 6.2%), while the remaining $300.7 million bore interest at variable rates (with a weighted average interest rate of 2.2%). As of June 30, 2010, $597.2 million of the secured debt before unamortized premiums was held by co-investment ventures.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate.

As of June 30, 2010, the operating partnership had outstanding an aggregate of $1.2 billion in unsecured senior debt securities, which bore a weighted average interest rate of 6.4% and had an average term of 5.6 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of June 30, 2010, the operating partnership had $471.0 million outstanding in other debt which bore a weighted average interest rate of 4.1% and had an average term of 2.3 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $54.3 million balance outstanding as of June 30, 2010. Of the remaining $416.7 million outstanding in other debt, $413.2 million is related to the loan facility described below.

In October 2009, the operating partnership refinanced its $325.0 million unsecured term loan facility, which was set to mature in September 2010, with a $345.0 million multi-currency facility, maturing October 2012. In December 2009, the operating partnership exercised its option and increased the facility to $425.0 million, in accordance with the terms set forth in the credit facility. As of June 30, 2010, the facility had an outstanding balance of $413.2 million, using the exchange rates in effect at June 30, 2010. The parent company guarantees the operating partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under its unsecured credit facilities at June 30, 2010.

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

A downgrade in the operating partnership’s credit ratings on its long term debt could adversely affect its business and financial condition. A decrease in the operating partnership’s credit ratings could cause a negative reaction in the public and private markets for the parent company’s and the operating partnership’s securities, increase difficulty in accessing optimally priced financing and damage public perception of the company’s business. Also, if the long-term debt ratings of the operating partnership fall below current levels, the borrowing cost of debt under the operating partnership’s unsecured credit facilities and certain term loans will increase. In addition, if the long-term debt ratings of the operating partnership fall below investment grade, the operating partnership may be unable to request borrowings in currencies other than U.S. dollars or Japanese Yen, as applicable. However, the lack of other currency borrowings does not affect the operating partnership’s ability to fully draw down under the credit facilities or term loans. Also, the operating partnership’s lenders will not be able to terminate its credit facilities or certain term loans in the event that its credit rating falls below investment grade status. None of the operating partnership’s credit facilities contain covenants regarding the parent company’s stock price or market capitalization, thus a decrease in the parent company’s stock price is not expected to impact the operating partnership’s ability to borrow under its existing lines of credit. While the operating partnership currently does not expect its long-term debt ratings to fall below investment grade, in the event that the ratings do fall below those levels, it may be unable to exercise its options to extend the term of its credit facilities and the loss of the operating partnership’s ability to borrow in foreign currencies could affect its ability to optimally hedge its borrowings against foreign currency exchange rate changes.

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

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of June 30, 2010, the operating partnership was in compliance with its financial covenants under its credit facilities. There can be no assurance, however, that if the financial markets and economic conditions worsen, the operating partnership will be able to continue to comply with its financial covenants.

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

In addition, increases in the cost of credit and difficulty in accessing the capital and credit markets may adversely impact the occupancy of the operating partnership’s properties, the disposition of its properties, private capital raising and contribution of properties to its co-investment ventures. If it is unable to contribute completed development properties to its co-investment ventures or sell its completed development projects to third parties, the operating partnership will not be able to recognize gains from the contribution or sale of such properties and, as a result, the net income available to its common unitholders and its funds from operations will decrease. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect the operating partnership’s customers may adversely impact the operating partnership’s business and financial condition such as occupancy levels of its properties. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of buyers or the operating partnership’s co-investment ventures to obtain financing on favorable terms to acquire such properties or cause potential buyers to not complete acquisitions of such properties. The market uncertainty with respect to capitalization rates and real estate valuations also adversely impacts the operating partnership’s net asset value.

While the operating partnership believes that it has sufficient working capital and capacity under its credit facilities to continue its business operations as usual in the near term, continued turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect its liquidity and financial condition, as well as the liquidity and financial condition of its customers. If these market conditions persist, recur or worsen in the long term, they may limit the operating partnership’s ability, and the ability of its customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs. In the event that it does not have sufficient cash available to it through its operations to continue operating its business as usual, the operating partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the operating partnership of properties, whether or not they otherwise meet its strategic objectives in the long term, at less than optimal terms; issuing and selling the operating partnership’s debt and equity in public or private transactions under less than optimal conditions; entering into leases with the operating partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with the operating partnership’s existing customers with a decrease in rental rates at turnover or on suboptimal terms; or paying a portion of the parent company’s dividends in stock rather than cash. There can be no assurance, however, that such alternative ways to increase its liquidity will be available to the operating partnership. Additionally, taking such measures to increase its liquidity may adversely affect the operating partnership’s business, results of operations and financial condition.

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

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The facility can be increased to up to

$700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of June 30, 2010, based on the operating partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of June 30, 2010, the outstanding balance on this credit facility was $23.5 million, which bore a weighted average interest rate of 0.86%, and the remaining amount available was $516.3 million, net of outstanding letters of credit of $10.2 million, using the exchange rate in effect on June 30, 2010. This facility matures in June 2011.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at June 30, 2010, equaled approximately $621.9 million U.S. dollars and bore a weighted average interest rate of 0.65%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2011. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of June 30, 2010, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of June 30, 2010. As of June 30, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on June 30, 2010, was $309.1 million, and the remaining amount available was $312.8 million.

The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling and Euros. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of June 30, 2010, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of June 30, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at June 30, 2010, was approximately $89.9 million with a weighted average interest rate of 1.14%, and the remaining amount available was $410.1 million.

The above credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the operating partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of June 30, 2010.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of June 30, 2010 (dollars in thousands):

	Wholly Owned					Consolidated Joint
	Unsecured				Total	Venture		Total	Unconsolidated
	Senior	Credit	Other	Secured	Wholly Owned	Secured	Other	Consolidated	Joint	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Debt	Venture Debt	Debt
2010	$65,000	$—	$590	$66,354	$131,944	$51,919	$—	$183,863	$150,761	$334,624
2011	69,000	422,483	1,179	92,063	584,725	133,654	—	718,379	605,085	1,323,464
2012	—	—	414,955	27,765	442,720	413,102	50,000	905,822	455,799	1,361,621
2013	293,897	—		19,686	313,583	68,090	4,300	385,973	701,348	1,087,321
2014	—	—		—	—	9,071	—	9,071	722,787	731,858
2015	112,491	—		—	112,491	16,943	—	129,434	264,175	393,609
2016	250,000	—	—	—	250,000	15,499	—	265,499	72,737	338,236
2017	—	—	—	—	—	490	—	490	351,253	351,743
2018	125,000	—	—	—	125,000	595	—	125,595	183,194	308,789
2019	250,000	—	—	—	250,000	26,298	—	276,298	803	277,101
Thereafter	—	—	—	—	—	3,095	—	3,095	5,041	8,136

Subtotal	$1,165,388	$422,483	$416,724	$205,868	$2,210,463	$738,756	$54,300	$3,003,519	$3,512,983	$6,516,502
Unamortized net (discounts) premiums	(9,027)	—	—	406	(8,621)	(243)	—	(8,864)	(5,325)	(14,189)

Subtotal	$1,156,361	$422,483	$416,724	$206,274	$2,201,842	$738,513	$54,300	$2,994,655	$3,507,658	$6,502,313
Joint venture partners’ share of debt	—	—	—	—	—	(422,234)	(43,440)	(465,674)	(2,446,042)	(2,911,716)

Operating partnership’s share of total debt(2)	$1,156,361	$422,483	$416,724	$206,274	$2,201,842	$316,279	$10,860	$2,528,981	$1,061,616	$3,590,597

Weighted average interest rate	6.4%	0.8%	4.0%	4.6%	4.7%	5.0%	5.5%	4.8%	4.7%	4.7%
Weighted average maturity (years)	5.6	1.0	2.3	1.0	3.6	2.3	2.3	3.3	3.6	3.5

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $309.1 million, $65.8 million, $23.5 million and $24.1 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at June 30, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on June 30, 2010.

(2)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of June 30, 2010, the operating partnership had debt maturing in 2010 through 2013, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
Wholly owned debt	2010	2011	2012	2013

Unsecured Senior Debt	$65,000	$69,000	$—	$293,897
Credit Facilities	—	332,565	89,918	—
Other Debt	—	—	416,724	—
Operating Partnership Secured Debt	65,798	91,318	28,358	20,400

Subtotal	130,798	492,883	535,000	314,297
Consolidated Joint Ventures
AMB-AMS, L.P.	—	—	—	39,543
AMB Institutional Alliance Fund II, L.P.	1,064	—	3,926	202,194
AMB-SGP, L.P.	—	41,663	291,433	—
Other Industrial Operating Joint Ventures	—	54,601	30,218	18,607

Subtotal	1,064	96,264	325,577	260,344
Unconsolidated Joint Ventures
AMB- SGP Mexico	—	58,825	165,499	—
AMB Japan Fund I, L.P.	117,792	214,384	187,607	360,223
AMB-Europe Fund I	—	—	5,217	4,127
AMB U.S. Logistics Fund	—	163,767	76,720	284,786
Other Industrial Operating Joint Ventures	9,059	31,545	—	58,048

Subtotal	126,851	468,521	435,043	707,184
Total Consolidated	131,862	589,147	860,577	574,641
Total Unconsolidated	126,851	468,521	435,043	707,184

Total	$258,713	$1,057,668	$1,295,620	$1,281,825

Total Operating Partnership’s Share(3)	$158,912	$680,357	$805,663	$580,945

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2013, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2010 through 2013 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of June 30, 2010
	Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common general partnership units	168,050,539	(5)	$23.71	$3,984,478
Common limited partnership units(3)	3,313,670		$23.71	78,567

Total	171,364,209			$4,063,045

Total options outstanding				9,329,983
Dilutive effect of stock options(4)				—

(1)	Dollars, per unit.

(2)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units. Dollars, in thousands.

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $26.66 for the quarter ended June 30, 2010. All stock options were anti-dilutive as of June 30, 2010.

(5)	Includes 1,221,660 shares of unvested restricted stock.

Preferred units as of June 30, 2010 (dollars in thousands)
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred units	6.50%	$50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of June 30, 2010 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1: Note 8 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of June 30, 2010

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	45.5%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	48.5%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	40.5%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	43.2%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of June 30, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of June 30, 2010, the operating partnership had $214.5 million in cash and cash equivalents and $26.2 million in restricted cash. During the six months ended June 30, 2010, the operating partnership increased the availability under its lines of credit by approximately $88 million while increasing its share of outstanding debt by approximately $10 million. As of June 30, 2010, the operating partnership had $1.2 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 26%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of June 30, 2010, approximately $115.9 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the three and six months ended June 30, 2010 and 2009:

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280	$0.560	$0.560
AMB Property, L.P.	Series L preferred stock	$0.406	$0.406	$0.813	$0.813
AMB Property, L.P.	Series M preferred stock	$0.422	$0.422	$0.844	$0.844
AMB Property, L.P.	Series O preferred stock	$0.438	$0.438	$0.875	$0.875
AMB Property, L.P.	Series P preferred stock	$0.428	$0.428	$0.856	$0.856
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280	$0.560	$0.560
AMB Property II, L.P.	Series D preferred units(1)	$—	$0.898	$—	$1.795

(1)	On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the six months ended June 30, 2010 and 2009, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the six months ended June 30, 2010 and 2009. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the six months ended June 30, 2010 and 2009:

	For the Six Months
	Ended June 30,
Summary of Distributions Paid	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$114,748	$121,128
Distributions paid to partners	(92,665)	(48,629)
Distributions to noncontrolling interests, including preferred units	(5,100)	(10,476)

Excess of net cash provided by operating activities over distributions paid	$16,983	$62,023

Net proceeds from divestiture of real estate	$39,652	$278,580

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$56,635	$340,603

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the three and six months ended June 30, 2010 and 2009 on an owned and managed basis were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

The Americas:
Number of new development projects	—	1	—	2
Square feet	—	96,250	—	285,587
Estimated total investment(1)	$—	$7,248	$—	$19,364
Europe:
Number of new development projects	—	1	—	2
Square feet	—	125,227	—	400,029
Estimated total investment(1)	$—	$24,121	$—	$41,239

Total:
Number of new development projects	—	2	—	4
Square feet	—	221,477	—	685,616
Estimated total investment(1)	$—	$31,369	$—	$60,603
Total construction-in-progress estimated investment(1)(2)	$245,312	$758,141	$245,312	$758,141
Total construction-in-progress invested to date(3)	$229,384	$645,190	$229,384	$645,190
Total construction-in-progress remaining to invest(3)(4)	$15,928	$112,951	$15,928	$112,951

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of June 30, 2010 or 2009, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Portfolio.  As of June 30, 2010, the operating partnership had seven construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 3.2 million square feet and have an aggregate estimated investment of $234.5 million upon completion, net of $10.8 million of cumulative real estate impairment losses to date. One of these projects totaling approximately 0.6 million square feet with an aggregate estimated investment of $66.3 million was held in an unconsolidated co-investment venture. Construction-in-progress, at June 30, 2010, included projects expected to be completed through the third quarter of 2011.

On an owned and managed basis, the operating partnership had an additional 30 development projects available for sale or contribution totaling approximately 8.3 million square feet, with an aggregate estimated investment of $876.8 million, net of $70.8 million of cumulative real estate impairment losses to date, and an aggregate net book value of $852.2 million.

As of June 30, 2010, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $1.2 billion, or 97%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $40.6 million, or 3%, in order to complete its development portfolio.

In addition to its committed development pipeline, the operating partnership held a total of 2,601 acres of land for future development or sale, on an owned and managed basis, approximately 86% of which was located in the Americas. This included 196 acres that were held in an unconsolidated joint venture. The operating partnership currently estimates that these 2,601 acres of land could support approximately 47.4 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 79 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of June 30, 2010, the operating partnership had investments in co-investment ventures with a gross book value of $1.2 billion, which are consolidated for financial reporting purposes, and net equity investments in five unconsolidated co-investment ventures of $607.0 million and a gross book value of $6.6 billion. In the six months ended June 30, 2010, the operating partnership made a $150 million investment in AMB U.S. Logistics Fund, L.P. and a $50 million investment in AMB Europe Fund, FCP-FIS. Additionally, third party investors contributed $79 million to AMB U.S. Logistics Fund, L.P. during the six months ended June 30, 2010. As of June 30, 2010, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $24.6 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB U.S. Logistics Fund, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This could increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB U.S. Logistics Fund, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

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

Capital Deployment

Land acquisitions during the three and six months ended June 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

The Americas:
Acres	48	—	106	4
Estimated build out potential (square feet)	728,791	—	1,890,894	—
Investment(1)	$15,391	$—	$36,712	$1,539
Europe:
Acres	11	—	11	—
Estimated build out potential (square feet)	377,479	—	377,479	—
Investment(1)	$37,384	$—	$37,384	$—
Asia:
Acres	—	22	—	38
Estimated build out potential (square feet)	—	619,290	—	1,075,819
Investment(1)	$—	$13,519	$—	$17,032

Total:
Acres	59	22	117	42
Estimated build out potential (square feet)	1,106,270	619,290	2,268,373	1,075,819
Investment(1)	$52,775	$13,519	$74,096	$18,571

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity, including value-added acquisitions, during the three and six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Number of properties acquired by AMB U.S. Logistics Fund, L.P.	—	—	2	—
Square feet	—	—	687,932	—
Expected investment(1)	$—	$—	$45,552	$—
Number of properties acquired by AMB Europe Fund I, FCP-FIS	1	—	1	—
Square feet	140,264	—	140,264	—
Expected investment(1)	$29,388	$—	$29,388	$—
Number of properties acquired by AMB Property, L.P.	1	—	1	—
Square feet	467,345	—	467,345	—
Expected investment(1)	$13,338	$—	$13,338	$—

Total number of properties acquired	2	—	4	—
Total square feet	607,609	—	1,295,541	—
Total acquisition cost	$42,367	$—	$87,767	$—
Total acquisition capital	359	—	511	—

Total expected investment(1)	$42,726	$—	$88,278	$—

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of June 30, 2010 or 2009, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of June 30, 2010, the company had provided approximately $12.6 million in letters of credit, of which $10.2 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1: Notes 5, 6 and 9 of the “Notes to Consolidated Financial Statements,” as of June 30, 2010, the company had outstanding guarantees and contribution obligations in the aggregate amount of $388.2 million as described below.

As of June 30, 2010, the company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of June 30, 2010, the company also guaranteed $42.7 million and $84.6 million on outstanding loans on five of its consolidated joint ventures and four of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of June 30, 2010.

Performance and Surety Bonds.  As of June 30, 2010, the company had outstanding performance and surety bonds in an aggregate amount of $5.0 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

The following table reflects the calculation of FFO, as adjusted, reconciled from net income (loss) available to common unitholders of the operating partnership and common stockholders of the parent company for the three and six months ended June 30, 2010 and 2009 (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income (loss) available to common unitholders of the operating partnership	$2,943	$17,973	$(1,561)	$(107,308)
Net (loss) income available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	(46)	(811)	13	1,859

Net income (loss) available to common stockholders of the parent company	2,897	17,162	(1,548)	(105,449)
Gains from sale or contribution of real estate interests, net	(4,248)	(10,090)	(4,248)	(28,704)
Depreciation and amortization:
Total depreciation and amortization	48,278	38,523	96,667	80,427
Discontinued operations’ depreciation	243	793	514	2,348
Non-real estate depreciation	(2,012)	(1,953)	(4,557)	(4,090)
Adjustment for depreciation on development profits	—	—	(1,546)	—
Adjustments to derive FFO, as adjusted, from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net loss)	2,068	4,949	1,693	2,771
Limited partnership unitholders’ noncontrolling interests
(Net loss)	75	1,279	(125)	(4,041)
Limited partnership unitholders’ noncontrolling interests
(Development profits)	(2)	—	104	1,108
FFO, as adjusted, attributable to noncontrolling interests	(7,562)	(7,151)	(12,942)	(15,739)
Adjustments to derive FFO, as adjusted, from
unconsolidated joint ventures:
The company’s share of net (income) loss	(5,193)	(4,284)	(9,068)	(4,250)
The company’s share of FFO, as adjusted	15,444	11,786	29,897	23,921
Adjustments for impairments, restructuring charges and debt extinguishment:
Real estate impairment losses	—	—	—	175,887
Discontinued operations’ real estate impairment losses	—	—	—	5,966
Restructuring charges	872	3,824	3,845	3,824
Loss on early extinguishment of debt	579	657	579	657
Allocation to participating securities(1)	(31)	(86)	(73)	(474)

Funds from operations, as adjusted	$51,408	$55,409	$99,192	$134,162

Basic FFO, as adjusted, per common share and unit	$0.31	$0.37	$0.62	$1.07

Diluted FFO, as adjusted, per common share and unit	$0.30	$0.37	$0.62	$1.07

Weighted average common shares and units:
Basic	168,149,577	148,753,886	160,155,441	125,427,313

Diluted	169,006,330	148,815,329	160,940,606	125,451,132

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO, as adjusted, per common share and unit is adjusted for FFO, as adjusted, distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 1,221,660 unvested restricted shares outstanding for both the three and six months ended June 30, 2010.

Allocations were made to 930,321 unvested restricted shares outstanding for both the three and six months ended June 30, 2009.

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

The following table reconciles SS NOI, cash-basis SS NOI and cash-basis SS NOI, excluding lease termination fees from net loss for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$9,313	$29,034	$8,693	$(94,322)
Private capital revenues	(6,845)	(7,795)	(14,290)	(19,490)
Depreciation and amortization	48,278	38,523	96,667	80,427
Real estate impairment losses	—	—	—	175,887
General and administrative and fund costs	30,246	25,963	62,511	57,538
Restructuring charges	872	3,824	3,845	3,824
Total other income and expenses	26,094	20,824	50,931	26,778
Total discontinued operations	(4,659)	(12,549)	(4,904)	(31,418)

Net operating income	103,299	97,824	203,453	199,224
Less non same-store NOI	(17,894)	(9,562)	(33,440)	(20,293)
Less non-cash adjustments(1)	(2,698)	77	(5,219)	(350)

Cash-basis same-store NOI	$82,707	$88,339	$164,794	$178,581

Less lease termination fees	(596)	(478)	(1,233)	(1,261)

Cash-basis same-store NOI, excluding lease termination fees	$82,111	$87,861	$163,561	$177,320

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties for the quarter ended June 30, 2010:

Operating Portfolio

Square feet owned(2)(3)	136,703,087
Occupancy percentage(3)	91.8%
Average occupancy percentage	90.1%
Weighted average lease terms (years):
Original	6.3
Remaining	3.5
Trailing four quarters tenant retention	66.2%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(11.2)%
Same space square footage commencing (millions)	26.2
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.20
Re-tenanted	$2.81
Weighted average	$1.96
Square footage commencing (millions)	32.4

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	As of June 30, 2010, the company had investments in 7.3 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 152,000 square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 76.7 million rentable square feet with an occupancy rate of 90.7 at June 30, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for the company’s owned and managed operating properties for the quarter ended June 30, 2010:

	The			Total/Weighted
Owned and Managed Property Data(1)	Americas	Europe	Asia	Average

For the quarter ended June 30, 2010:
Rentable square feet	112,989,798	11,634,959	12,078,330	136,703,087
Occupancy percentage at period end(2)	91.4%	92.8%	93.9%	91.8%
Trailing four quarters same space square footage leased	22,568,984	1,449,465	2,139,592	26,158,041
Trailing four quarters rent change on renewals and rollovers(2)(3)	(12.7)%	(9.8)%	(3.7)%	(11.2)%

(1)	Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which the company is the property or asset manager and which the company currently intends to hold for the long term. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2010 was 90.5%, 97.7% and 91.2%, respectively, and trailing four quarters rent change on renewals and rollovers at period end for 2010 was (12.6)%, (4.3)% and 3.0% respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the three months ended June 30, 2010:

Same Store Pool(2)

Square feet in same store pool(3)	127,522,980
% of total square feet	93.3%
Occupancy percentage(3)	91.4%
Average occupancy percentage	89.7%
Weighted average lease terms (years):
Original	6.3
Remaining	3.4
Trailing four quarters tenant retention	65.6%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(11.2)%
Same space square footage commencing (millions)	26.1
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	(3.7)%
Expenses(5)	1.2%
Net operating income, excluding lease termination fees(5)(6)	(5.5)%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	(4.1)%
Expenses(5)	1.2%
Net operating income, excluding lease termination fees(5)(6)	(6.0)%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2008 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, the company had approximately 69.1 million square feet with an occupancy rate of 90.1% at June 30, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended June 30, 2010, on a consolidated basis, the percentage change was (0.9)%, 5.9% and (3.7)%, respectively, for revenues, expenses and net operating income (including straight-line rents) and (2.9)%, 5.9% and (6.5)%, respectively, for revenues, expenses and net operating income (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices, interest rates and international exchange rates. The company’s future earnings and cash flows are dependent upon prevailing market rates. Accordingly, the company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, payments to noteholders, and other cash requirements. The majority of the company’s outstanding debt has fixed interest rates, which minimize the risk of fluctuating interest rates. The company’s exposure to market risk includes interest rate fluctuations in connection with its credit facilities and other variable rate borrowings and its ability to incur more debt without stockholder and unitholder approval, thereby increasing its debt service obligations, which could adversely affect its cash flows. As of June 30, 2010, the company had eight outstanding interest rate swaps, four outstanding foreign exchange forward contracts and two interest rate caps with an aggregate notional amount of $961.2 million (in U.S. dollars). See “Financial Instruments” below.

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $8.9 million as of June 30, 2010 (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt(1)	$171,817	$142,534	$670,399	$361,987	$9,071	$774,713	$2,130,521	$2,211,871
Average interest rate	7.6%	6.5%	5.2%	6.1%	6.7%	6.4%	6.1%	n/a
Variable rate debt(2)	$12,046	$575,845	$235,423	$23,986	$—	$25,698	$872,998	$844,949
Average interest rate	2.9%	1.2%	2.7%	2.1%	—%	1.8%	1.7%	n/a
Interest payments(3)	$13,474	$16,082	$41,469	$22,555	$612	$49,795	$143,987	n/a

(1)	Represents 70.9% of all outstanding debt at June 30, 2010.

(2)	Represents 29.1% of all outstanding debt at June 30, 2010.

(3)	Represents interest expense related only to the debt balances maturing in each respective year, based upon interest rates at the balance sheet date.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.4 million (net of the swap) annually. As of June 30, 2010, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.0 billion and $3.1 billion, respectively, based on the company’s estimate of current market interest rates. As of December 31, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) both were $3.2 billion, based on our estimate of current market interest rates.

As of June 30, 2010 and December 31, 2009, variable rate debt comprised 29.1% and 38.8%, respectively, of all the company’s outstanding debt. Variable rate debt was $0.9 billion and $1.2 billion as of June 30, 2010 and December 31, 2009, respectively.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at June 30, 2010 were eight interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans. The company does not hold or issue derivatives for trading purposes.

The following table summarizes the company’s financial instruments as of June 30, 2010 (in thousands):

	2010					2011		2012			2013	Notional	Fair
Related Derivatives	August 1	September 4	September 30	November 1	December 15	June 1	December 1	October 1	October 15	December 1	December 1	Amount	Value

Interest Rate Swaps (USD)
Trade Notional Amount		$130,000										$130,000
Receive Floating (%)		3 mo. US LIBOR
Pay Fixed Rate (%)		2.70%
Fair Market Value		$(499)											$(499)
Interest Rate Swap (EUR)
Notional Amount (USD)	$8,138											$8,138
Receive Floating (%)	3 mo. EURIBOR
Pay Fixed Rate (%)	4.71%
Fair Market Values (USD)	$332												332
Notional Amount (USD)					$19,946							$19,946
Receive Floating (%)					3 mo. EURIBOR
Pay Fixed Rate (%)					4.60%
Fair Market Values (USD)					$842								842
Notional Amount (USD)						$23,006						$23,006
Receive Floating (%)						3 mo. EURIBOR
Pay Fixed Rate (%)						4.45%
Fair Market Values (USD)						$548							548
Notional Amount (USD)							$7,036					$7,036
Receive Floating (%)							3 mo. EURIBOR
Pay Fixed Rate (%)							1.26%
Fair Market Values (USD)							$(15)						(15)
Notional Amount (USD)										$9,973		$9,973
Receive Floating (%)										3 mo. EURIBOR
Pay Fixed Rate (%)										1.73%
Fair Market Values (USD)										$(73)			(73)
Notional Amount (USD)											$11,503	$11,503
Receive Floating (%)											3 mo. EURIBOR
Pay Fixed Rate (%)											2.22%
Fair Market Values (USD)											$(150)		(150)
Interest Rate Swaps (JPY)
Trade Notional Amount (USD)									$141,235			$141,235
Receive Floating (%)									3 mo. JPY TIBOR
Pay Fixed Rate (%)									0.60%
Fair Market Value (USD)									$(389)				(389)
Interest Rate Caps (USD)
Trade Notional Amount				$7,319								$7,319
Underlying Rate				1 mo. US LIBOR
Strike Price				3.15%
Fair Market Value				$—									$—
Trade Notional Amount								$26,145				$26,145
Underlying Rate								1 mo. US LIBOR
Strike Price								4.25%
Fair Market Value								$18					$18
Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Trade Notional Amount (USD)			$290,192									$290,192
Forward Strike Rate			1.2260
Valuation Key Rate			1.2239
Fair Market Value (USD)			$498										$498
FX Forward Contract, CAD
Trade Notional Amount (USD)			$188,005									$188,005
Forward Strike Rate			1.0612
Valuation Key Rate			1.0650
Fair Market Value (USD)			$669										$669
FX Forward Contract, CAD
Trade Notional Amount (USD)			$73,322									$73,322
Forward Strike Rate			1.0612
Valuation Key Rate			1.0650
Fair Market Value (USD)			$261										$261
FX Forward Contract, GBP
Trade Notional Amount (USD)			$25,407									$25,407
Forward Strike Rate			1.4982
Valuation Key Rate			1.4941
Fair Market Value (USD)			$69										$69

												$961,227	$2,111

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains (losses) resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $10.8 million and $(34.5) million for the six months ended June 30, 2010 and 2009, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended June 30, 2010 and 2009, total unrealized and realized gains from remeasurement and translation included in the company’s results of operations were $2.6 million and $1.5 million, respectively. For the six months ended June 30, 2010 and 2009, total unrealized and realized gains from remeasurement and translation included in the company’s results of operations were $1.6 million and $6.2 million, respectively.

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

As of June 30, 2010, there were no material pending legal proceedings to which the parent company, the operating partnership or the company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Report on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2009, and any amendments thereto, continue to apply to the company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

4.1	Registration Rights Agreement dated November 26, 1997 among AMB Property Corporation and the persons named therein.
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated August 3, 2010 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated August 3, 2010 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated August 3, 2010 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated August 3, 2010 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
101	The following materials from the Quarterly Reports on Form 10-Q of AMB Property Corporation and AMB Property, L.P. for the period ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

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

Date: August 3, 2010

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

Date: August 3, 2010