Form 10-Q
period 2010-09-30
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2010-11-02
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

As of November 1, 2010, there were 168,385,918 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2010 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of September 30, 2010, the parent company owned an approximate 98.1% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of September 30, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the parent company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the parent company and operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements of AMB Property Corporation and AMB Property, L.P.

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,387,291	$1,317,461
Land held for development	669,296	591,489
Buildings and improvements	4,775,262	4,439,313
Construction in progress	39,413	360,397

Total investments in properties	6,871,262	6,708,660
Accumulated depreciation and amortization	(1,219,307)	(1,113,808)

Net investments in properties	5,651,955	5,594,852
Investments in unconsolidated joint ventures	690,088	462,130
Properties held for sale or contribution, net	228,349	214,426

Net investments in real estate	6,570,392	6,271,408
Cash and cash equivalents	176,436	187,169
Restricted cash	29,155	18,908
Accounts receivable, net of allowance for doubtful accounts of $10,972 and $11,715, respectively	159,093	155,958
Deferred financing costs, net	23,759	24,883
Other assets	164,891	183,632

Total assets	$7,123,726	$6,841,958

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$968,085	$1,096,554
Unsecured senior debt	1,571,271	1,155,529
Unsecured credit facilities	249,108	477,630
Other debt	278,443	482,883

Total debt	3,066,907	3,212,596
Security deposits	57,089	53,283
Dividends payable	51,325	46,041
Accounts payable and other liabilities	249,386	238,718

Total liabilities	3,424,707	3,550,638
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 168,216,188 and 149,258,376 issued and outstanding, respectively	1,680	1,489
Additional paid-in capital	3,100,736	2,740,307
Retained deficit	(22,897)	(29,008)
Accumulated other comprehensive income	28,352	3,816

Total stockholders’ equity	3,331,283	2,940,016
Noncontrolling interests:
Joint venture partners	306,575	289,909
Limited partnership unitholders	61,161	61,395

Total noncontrolling interests	367,736	351,304

Total equity	3,699,019	3,291,320

Total liabilities and equity	$7,123,726	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited, Dollars in thousands, except share and per share amounts)		(Unaudited, Dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$151,127	$145,681	$447,129	$432,889
Private capital revenues	7,569	7,886	21,859	27,376

Total revenues	158,696	153,567	468,988	460,265

COSTS AND EXPENSES
Property operating costs	(26,658)	(25,736)	(82,593)	(77,883)
Real estate taxes	(20,145)	(19,410)	(59,887)	(57,217)
Depreciation and amortization	(50,590)	(45,975)	(145,437)	(124,808)
General and administrative	(28,715)	(27,169)	(90,758)	(84,123)
Restructuring charges	(1,029)	—	(4,874)	(3,824)
Fund costs	(146)	(240)	(613)	(824)
Real estate impairment losses	—	—	—	(172,059)
Other expenses	(1,330)	(3,049)	(1,251)	(6,593)

Total costs and expenses	(128,613)	(121,579)	(385,413)	(527,331)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	717	1,220	5,719	34,506
Equity in earnings of unconsolidated joint ventures, net	3,348	3,257	12,416	7,507
Other income	1,299	3,452	2,035	3,911
Interest expense, including amortization	(32,125)	(27,498)	(97,364)	(88,216)
Loss on early extinguishment of debt	(1,967)	—	(2,546)	(657)

Total other income and expenses, net	(28,728)	(19,569)	(79,740)	(42,949)

Income (loss) from continuing operations	1,355	12,419	3,835	(110,015)

Discontinued operations:
Income attributable to discontinued operations	742	2,609	2,707	2,017
Development profits, net of taxes	—	53,002	—	53,002
Gains from sale of real estate interests, net of taxes	11,495	8,434	15,743	37,138

Total discontinued operations	12,237	64,045	18,450	92,157

Net income (loss)	13,592	76,464	22,285	(17,858)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net income	(2,527)	(6,058)	(4,220)	(8,829)
Joint venture partners’ and limited partnership unitholders’ share of development profits	(6)	(1,388)	(93)	(2,445)
Preferred unitholders	—	(1,431)	—	(4,295)
Limited partnership unitholders	(132)	(447)	(5)	3,543

Total noncontrolling interests’ share of net income	(2,665)	(9,324)	(4,318)	(12,026)

Net income (loss) atrributable to AMB Property Corporation	10,927	67,140	17,967	(29,884)
Preferred stock dividends	(3,952)	(3,952)	(11,856)	(11,856)
Allocation to participating securities	(340)	(398)	(1,021)	(773)

Net income (loss) available to common stockholders	$6,635	$62,790	$5,090	$(42,513)

Basic income (loss) per common share attributable to common stockholders
(Loss) income from continuing operations (after preferred stock dividends)	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common stockholders	$0.04	$0.43	$0.03	$(0.33)

Diluted income (loss) per common share attributable to common stockholders
(Loss) income from continuing operations (after preferred stock dividends)	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common stockholders	$0.04	$0.43	$0.03	$(0.33)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	166,996,854	145,332,050	160,186,801	129,859,647

Diluted	166,996,854	145,658,847	160,186,801	129,859,647

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2010
(Unaudited, Dollars in thousands)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total

Balance as of December 31, 2009	$223,412	149,258,376	$1,489	$2,740,307	$(29,008)	$3,816	$351,304	$3,291,320
Net income	11,856	—	—	—	6,111	—	4,318
Unrealized (loss) gain on securities and derivatives	—	—	—	—	—	(3,062)	342
Currency translation adjustment	—	—	—	—	—	27,598	—
Total comprehensive income								47,163
Contributions	—	—	—	—	—	—	29,176	29,176
Distributions and allocations	—	—	—	—	—	—	(7,521)	(7,521)
Issuance of common stock, net	—	18,170,000	182	478,665	—	—	—	478,847
Stock-based compensation amortization and issuance of restricted stock, net	—	557,085	6	18,116	—	—	—	18,122
Exercise of stock options	—	159,738	2	3,124	—	—	—	3,126
Conversion and redemption of partnership units	—	70,989	1	1,858	—	—	(1,287)	572
Repurchase of noncontrolling interest	—	—	—	902	—	—	(8,656)	(7,754)
Forfeiture of restricted stock	—	—	—	(3,526)	—	—	—	(3,526)
Reallocation of partnership interest	—	—	—	(2,859)	—	—	2,859	—
Dividends	(11,856)	—	—	(135,851)	—	—	(2,799)	(150,506)

Balance as of September 30, 2010	$223,412	168,216,188	$1,680	$3,100,736	$(22,897)	$28,352	$367,736	$3,699,019

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,285	$(17,858)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(11,052)	(6,903)
Depreciation and amortization	145,437	124,808
Real estate impairment losses	—	172,059
Foreign exchange losses	(69)	5,607
Stock-based compensation amortization	18,122	16,489
Equity in earnings of unconsolidated joint ventures	(12,416)	(7,507)
Operating distributions received from unconsolidated joint ventures	17,177	7,232
Development profits, net of taxes	(5,719)	(34,506)
Debt premiums, discounts and finance cost amortization, net	10,171	9,291
Discontinued operations:
Depreciation and amortization	3,224	5,202
Real estate impairment losses	—	9,794
Development profits, net of taxes	—	(53,002)
Gains from sale of real estate interests, net of taxes	(15,743)	(37,138)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,813)	17,479
Accounts payable and other liabilities	41,232	(2,808)

Net cash provided by operating activities	210,836	208,239
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(8,740)	(8,916)
Cash paid for property acquisitions	(13,000)	—
Additions to land, buildings, development costs, building improvements and lease costs	(212,926)	(337,237)
Net proceeds from divestiture of real estate and securities	78,947	449,703
Additions to interests in unconsolidated joint ventures	(221,482)	(5,051)
Capital distributions received from unconsolidated joint ventures	—	5,367
Cash transferred to unconsolidated joint ventures	—	(357)
Repayments from affiliates	5,088	3,631

Net cash (used in) provided by investing activities	(372,113)	107,140
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of partnership units	—	(323)
Issuance of common stock, net	478,847	552,325
Proceeds from stock option exercises	3,126	384
Purchase of noncontrolling interest	(9,926)	(8,968)
Borrowings on secured debt	184,059	65,352
Payments on secured debt	(323,299)	(100,889)
Borrowings on other debt	4,300	—
Payments on other debt	(220,220)	(1,380)
Borrowings on unsecured credit facilities	355,879	507,786
Payments on unsecured credit facilities	(610,120)	(924,118)
Payment of financing fees	(9,114)	(4,914)
Net proceeds from issuances of senior debt	413,122	—
Payments on senior debt	(2,000)	(283,520)
Tax withholdings related to awards of restricted stock or units	(3,526)	—
Contributions from noncontrolling interests	29,713	9,426
Dividends paid to common and preferred stockholders	(142,423)	(92,270)
Distributions to noncontrolling interests, including preferred units	(9,681)	(17,054)

Net cash provided by (used in) financing activities	138,737	(298,163)
Net effect of exchange rate changes on cash	11,807	(66,501)
Net decrease in cash and cash equivalents	(10,733)	(49,285)
Cash and cash equivalents at beginning of period	187,169	223,936

Cash and cash equivalents at end of period	$176,436	$174,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$80,166	$86,477

Non-cash transactions:
Acquisition of properties	$13,337	$—
Acquisition capital	(337)	—

Net cash paid for property acquisitions	$13,000	$—

Contribution of properties to unconsolidated joint ventures, net	$22,391	$41,379

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited, Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,387,291	$1,317,461
Land held for development	669,296	591,489
Buildings and improvements	4,775,262	4,439,313
Construction in progress	39,413	360,397

Total investments in properties	6,871,262	6,708,660
Accumulated depreciation and amortization	(1,219,307)	(1,113,808)

Net investments in properties	5,651,955	5,594,852
Investments in unconsolidated joint ventures	690,088	462,130
Properties held for sale or contribution, net	228,349	214,426

Net investments in real estate	6,570,392	6,271,408
Cash and cash equivalents	176,436	187,169
Restricted cash	29,155	18,908
Accounts receivable, net of allowance for doubtful accounts of $10,972 and $11,715, respectively	159,093	155,958
Deferred financing costs, net	23,759	24,883
Other assets	164,891	183,632

Total assets	$7,123,726	$6,841,958

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$968,085	$1,096,554
Unsecured senior debt	1,571,271	1,155,529
Unsecured credit facilities	249,108	477,630
Other debt	278,443	482,883

Total debt	3,066,907	3,212,596
Security deposits	57,089	53,283
Distributions payable	51,325	46,041
Accounts payable and other liabilities	249,386	238,718

Total liabilities	3,424,707	3,550,638
Commitments and contingencies (Note 14)
Capital:
Partners’ capital:
General partner, 167,986,777 and 149,028,965 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	3,331,283	2,940,016
Limited partners, 2,062,139 and 2,119,928 units outstanding, respectively	38,159	38,561

Total partners’ capital	3,369,442	2,978,577
Noncontrolling interests:
Joint venture partners	306,575	289,909
Class B limited partnership unitholders	23,002	22,834

Total noncontrolling interests	329,577	312,743

Total capital	3,699,019	3,291,320

Total liabilities and capital	$7,123,726	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited, Dollars in thousands, except unit and per unit amounts)		(Unaudited, Dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$151,127	$145,681	$447,129	$432,889
Private capital revenues	7,569	7,886	21,859	27,376

Total revenues	158,696	153,567	468,988	460,265
COSTS AND EXPENSES
Property operating expenses	(26,658)	(25,736)	(82,593)	(77,883)
Real estate taxes	(20,145)	(19,410)	(59,887)	(57,217)
Depreciation and amortization	(50,590)	(45,975)	(145,437)	(124,808)
General and administrative	(28,715)	(27,169)	(90,758)	(84,123)
Restructuring charges	(1,029)	—	(4,874)	(3,824)
Fund costs	(146)	(240)	(613)	(824)
Real estate impairment losses	—	—	—	(172,059)
Other expenses	(1,330)	(3,049)	(1,251)	(6,593)

Total costs and expenses	(128,613)	(121,579)	(385,413)	(527,331)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	717	1,220	5,719	34,506
Equity in earnings of unconsolidated joint ventures, net	3,348	3,257	12,416	7,507
Other income	1,299	3,452	2,035	3,911
Interest expense, including amortization	(32,125)	(27,498)	(97,364)	(88,216)
Loss on early extinguishment of debt	(1,967)	—	(2,546)	(657)

Total other income and expenses, net	(28,728)	(19,569)	(79,740)	(42,949)

Income (loss) from continuing operations	1,355	12,419	3,835	(110,015)

Discontinued operations:
Income attributable to discontinued operations	742	2,609	2,707	2,017
Development profits, net of taxes	—	53,002	—	53,002
Gains from sale of real estate interests, net of taxes	11,495	8,434	15,743	37,138

Total discontinued operations	12,237	64,045	18,450	92,157

Net income (loss)	13,592	76,464	22,285	(17,858)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net income	(2,527)	(6,058)	(4,220)	(8,829)
Joint venture partners’ and Class B limited partnership unitholders’
share of development profits	—	(489)	(19)	(894)
Preferred unitholders	—	(1,431)	—	(4,295)
Class B limited partnership unitholders	(48)	(184)	(2)	1,296

Total noncontrolling interests’ share of net income	(2,575)	(8,162)	(4,241)	(12,722)

Net income (loss) attributable to AMB Property, L.P.	11,017	68,302	18,044	(30,580)
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)	(11,856)	(11,856)
Allocation to participating securities	(340)	(399)	(1,021)	(773)

Net income (loss) available to common unitholders	$6,725	$63,951	$5,167	$(43,209)

Income (loss) available to common unitholders attributable to:
General partner	$6,635	$62,790	$5,090	$(42,513)
Limited partners	90	1,161	77	(696)

Net income (loss) available to common unitholders	$6,725	$63,951	$5,167	$(43,209)

Basic income (loss) per common unit attributable to common unitholders
(Loss) income from continuing operations (after preferred unit distributions)	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common unitholders	$0.04	$0.43	$0.03	$(0.33)

Diluted income (loss) per common unit attributable to common unitholders
(Loss) income from continuing operations (after preferred unit distributions)	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common unitholders	$0.04	$0.43	$0.03	$(0.33)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	169,061,935	147,505,288	162,287,870	132,037,394

Diluted	169,061,935	147,832,085	162,287,870	132,037,394

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
For the Nine Months Ended September 30, 2010
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2009	9,300,000	$223,412	149,028,965	$2,716,604	2,119,928	$38,561	$312,743	$3,291,320
Net income	—	11,856	—	6,111	—	77	4,241
Unrealized (loss) gain on securities and derivatives	—	—	—	(3,062)	—	—	342
Currency translation adjustment	—	—	—	27,598	—	—	—
Total comprehensive income								47,163
Contributions	—	—	—	—	—	—	29,176	29,176
Distributions and allocations	—	—	—	—	—	—	(7,521)	(7,521)
Issuance of common units	—	—	18,170,000	478,847	—	—	—	478,847
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	557,085	18,122	—	—	—	18,122
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	159,738	3,126	—	—	—	3,126
Conversion of operating partnership units to common stock and cash redemption	—	—	70,989	1,859	(57,789)	(1,287)	—	572
Repurchase of noncontrolling interest	—	—	—	902	—	—	(8,656)	(7,754)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	—	—	—	(3,526)	—	—	—	(3,526)
Reallocation of interests	—	—	—	(2,859)	—	2,559	300	—
Distributions	—	(11,856)	—	(135,851)	—	(1,751)	(1,048)	(150,506)

Balance as of September 30, 2010	9,300,000	$223,412	167,986,777	$3,107,871	2,062,139	$38,159	$329,577	$3,699,019

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
	(Unaudited, Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,285	$(17,858)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(11,052)	(6,903)
Depreciation and amortization	145,437	124,808
Real estate impairment losses	—	172,059
Foreign exchange losses	(69)	5,607
Stock-based compensation amortization	18,122	16,489
Equity in earnings of unconsolidated joint ventures	(12,416)	(7,507)
Operating distributions received from unconsolidated joint ventures	17,177	7,232
Development profits, net of taxes	(5,719)	(34,506)
Debt premiums, discounts and finance cost amortization, net	10,171	9,291
Discontinued operations:
Depreciation and amortization	3,224	5,202
Real estate impairment losses	—	9,794
Development profits, net of taxes	—	(53,002)
Gains from sale of real estate interests, net of taxes	(15,743)	(37,138)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,813)	17,479
Accounts payable and other liabilities	41,232	(2,808)

Net cash provided by operating activities	210,836	208,239
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(8,740)	(8,916)
Cash paid for property acquisitions	(13,000)	—
Additions to land, buildings, development costs, building improvements and lease costs	(212,926)	(337,237)
Net proceeds from divestiture of real estate and securities	78,947	449,703
Additions to interests in unconsolidated joint ventures	(221,482)	(5,051)
Capital distributions received from unconsolidated joint ventures	—	5,367
Cash transferred to unconsolidated joint ventures	—	(357)
Repayments from affiliates	5,088	3,631

Net cash (used in) provided by investing activities	(372,113)	107,140
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of partnership units	—	(323)
Issuance of common units, net	478,847	552,325
Proceeds from stock option exercises	3,126	384
Purchase of noncontrolling interest	(9,926)	(8,968)
Borrowings on secured debt	184,059	65,352
Payments on secured debt	(323,299)	(100,889)
Borrowings on other debt	4,300	—
Payments on other debt	(220,220)	(1,380)
Borrowings on unsecured credit facilities	355,879	507,786
Payments on unsecured credit facilities	(610,120)	(924,118)
Payment of financing fees	(9,114)	(4,914)
Net proceeds from issuances of senior debt	413,122	—
Payments on senior debt	(2,000)	(283,520)
Tax withholdings related restricted awards of restricted units	(3,526)	—
Contributions from noncontrolling interests	29,713	9,426
Distributions paid to partners	(144,174)	(94,083)
Distributions to noncontrolling interests, including preferred units	(7,930)	(15,241)

Net cash provided by (used in) financing activities	138,737	(298,163)
Net effect of exchange rate changes on cash	11,807	(66,501)
Net decrease in cash and cash equivalents	(10,733)	(49,285)
Cash and cash equivalents at beginning of period	187,169	223,936

Cash and cash equivalents at end of period	$176,436	$174,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$80,166	$86,477

Non-cash transactions:
Acquisition of properties	$13,337	$—
Acquisition capital	(337)	—

Net cash paid for property acquisitions	$13,000	$—

Contribution of properties to unconsolidated joint ventures, net	$22,391	$41,379

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

As of September 30, 2010, the Parent Company owned an approximate 98.1% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of September 30, 2010, the Company had significant investments in three consolidated and five unconsolidated co-investment ventures.

In addition, on August 2, 2010, the Company announced the formation of AMB Mexico Fondo Logistico, a co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the Company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $242.7 million using the exchange rate in effect on September 30, 2010. These contributions are held by a third party trust, which is not consolidated by the Company, and, as such, the cash investment and equity interest of the third party investors are not reflected on the Company’s consolidated financial statements. The trust is publicly traded and managed by the Company. The Company will contribute 20% of the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total equity, or approximately $60.7 million, at full deployment, for total equity of $303.4 million available for future investments. As of September 30, 2010, no investments had been made in real estate properties within this co-investment venture.

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

As of September 30, 2010, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 158.4 million square feet (14.7 million square meters) in 49 markets within 15 countries.

Of the approximately 158.4 million square feet as of September 30, 2010:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 139.8 million square feet (principally, warehouse distribution buildings) that were 92.6% leased; the Company had investments in six development projects, which are expected to total approximately 1.6 million square feet upon completion; the Company owned 29 projects, totaling approximately 8.3 million square feet, which are available for sale or contribution; and the Company had three value-added acquisitions, totaling approximately 1.2 million square feet;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating buildings, totaling approximately 7.3 million square feet; and

•	the Company held approximately 152,000 square feet through a ground lease, which is the location of the Company’s global headquarters.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2009.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Real Estate Impairment Losses and Restructuring Charges.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. During both the three and nine months ended September 30, 2010, the Company did not recognize any real estate impairment losses. The Company recognized real estate impairment losses of $181.9 million during the three months ended March 31, 2009 on certain of its investments. These real estate impairment losses did not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

The Company recognized restructuring charges of approximately $1.0 million and $4.9 million in the three and nine months ended September 30, 2010, respectively, associated with severance and the termination of certain contractual obligations. The majority of the restructuring charges were cash-related expenses. The Company did not recognize restructuring charges for the three months ended September 30, 2009 and recognized approximately $3.8 million for the nine months ended September 30, 2009.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the Company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the Company’s positive intent and ability to hold the investment until the forecasted recovery. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. No impairment charge was recognized for the three and nine months ended September 30, 2010 and 2009.

Fair Value of Financial Instruments.  Effective April 1, 2009, the Financial Accounting Standards Board (FASB) issued guidance which the Company has adopted regarding the evaluation of the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends and distributions payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at September 30, 2010, the book value and the estimated fair value of total debt (both secured and unsecured) were $3.1 billion and $3.2 billion, respectively. The estimated fair value of Deferred Financing Costs approximates its book value. Refer to Note 15 below entitled “Derivatives and Hedging Activities” for the related fair value disclosures.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of September 30, 2010
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$102,400	$102,400
Deferred compensation plan	17,260	—	—	17,260
Derivative assets	—	1,984	—	1,984
Investment securities	1,725	—	—	1,725
Liabilities:
Derivative liabilities	$—	$1,927	$—	$1,927
Deferred compensation plan	17,260	—	—	17,260

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$202,067	$202,067
Deferred compensation plan	22,905	—	—	22,905
Derivative assets	—	1,553	—	1,553
Investment securities	2,242	—	—	2,242
Liabilities:
Derivative liabilities	$—	$2,012	$—	$2,012
Deferred compensation plan	22,905	—	—	22,905

(1)	Represents certain real estate assets held for sale, held for contribution or reclassified between held for dispositions and held for use categories on a consolidated basis that are marked to their fair values at September 30, 2010, as a result of real estate impairment losses, net of recoveries.

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

3.	Real Estate Acquisition and Development Activity

During the three months ended September 30, 2010, the Company acquired one value-added acquisition totaling approximately 0.7 million square feet for a purchase price of approximately $23.5 million. During the nine months ended September 30, 2010, the Company acquired two value-added acquisitions totaling approximately 1.2 million square feet for an aggregate purchase price of approximately $36.9 million. During the three and nine months ended September 30, 2009, the Company did not acquire any properties.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, the Company had six construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 1.6 million square feet and have an aggregate estimated investment of $159.0 million upon completion, net of $0.6 million of cumulative real estate impairment losses to date. Four of these projects totaling approximately 1.2 million square feet with an aggregate estimated investment of $122.7 million were held in an unconsolidated co-investment venture. Construction-in-progress, at September 30, 2010, included projects expected to be completed through the fourth quarter of 2011.

On a consolidated basis, as of September 30, 2010, the Company had an additional 28 pre-stabilized development projects totaling approximately 8.1 million square feet, with an aggregate estimated investment of $809.8 million, net of $71.4 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $786.2 million, net of cumulative real estate impairment losses.

On a consolidated basis, as of September 30, 2010, the Company and its development joint venture partners had funded an aggregate of $888.6 million, or 97%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $29.5 million, or 3%, in order to complete the Company’s development portfolio.

In addition to its committed construction-in-progress, the Company held a total of 2,409 acres of land for future development or sale, on a consolidated basis, approximately 85% of which was located in the Americas. The Company currently estimates that these 2,409 acres of land could support approximately 43.8 million square feet of future development.

The Company’s development portfolio and land inventory does not include value-added acquisitions.

4.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended September 30, 2010, the Company recognized development profits of approximately $0.7 million primarily as a result of the sale of development projects to third parties, aggregating less than 0.1 million square feet for an aggregate sales price of $4.5 million. During the nine months ended September 30, 2010, the Company recognized development profits of approximately $5.9 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $30.0 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. During the nine months ended September 30, 2009, the Company recognized development profits of approximately $4.7 million as a result of the sale of development projects, aggregating approximately 1.5 million square feet.

During the three months ended September 30, 2010, the Company made no contributions of completed development projects to unconsolidated joint ventures. During the nine months ended September 30, 2010, the Company recognized development losses of approximately $0.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.2 million square feet, to AMB Europe Fund I, FCP-FIS in exchange for units in the fund. During the three months ended September 30, 2009, the Company recognized development profits of approximately $1.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.4 million square feet, to AMB U.S. Logistics Fund, L.P. in exchange for units in the fund. During the nine months ended September 30, 2009, the Company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB U.S. Logistics Fund, L.P. and AMB Japan Fund I, L.P.

Properties Held for Sale or Contribution, Net.  As of September 30, 2010, the Company held for sale 12 properties with an aggregate net book value of $62.5 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the Company held for sale three properties with an aggregate net book value of $13.9 million.

As of September 30, 2010, the Company held for contribution to co-investment ventures seven properties with an aggregate net book value of $165.8 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 96% to an expected range of less than 40%. As of December 31, 2009, the Company held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

During the three months ended September 30, 2010, no properties were reclassified from held for sale or contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the nine months ended September 30, 2010, the Company recognized $1.2 million additional depreciation expense and related accumulated depreciation as a result of the reclassification of assets from properties held for sale or contribution to investments in real estate. During the nine months ended September 30, 2009, the Company recognized additional depreciation expense and related accumulated depreciation of $9.1 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the three months ended September 30, 2010, the Company sold industrial operating properties aggregating approximately 0.5 million square feet for an aggregate sales price of $34.9 million with a resulting gain of $11.5 million. During the nine months ended September 30, 2010, the Company sold industrial operating properties aggregating approximately 0.6 million square feet for an aggregate sales price of $44.9 million, with a resulting gain of $15.7 million. During the three months ended September 30, 2009, the Company sold industrial operating properties aggregating approximately 0.3 million square feet for an aggregate sales price of $25.3 million, with a resulting gain of $8.4 million. During the nine months ended September 30, 2009, the Company sold industrial operating properties aggregating approximately 2.0 million square feet for an aggregate sales price of $131.7 million, with a resulting gain of $35.5 million. Additionally, during the nine months ended September 30, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate sales price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

During the three and nine months ended September 30, 2010, the Company did not sell any value-added conversion projects. During the three and nine months ended September 30, 2009, the Company sold value-added conversion projects, including development projects aggregating approximately 0.2 million square feet and 21 land acres, for an aggregate price of $143.9 million, with a resulting gain of approximately $53.0 million. These gains are presented in development profits, net of taxes, as discontinued operations in the consolidated statements of operations.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Rental revenues	$2,848	$5,583	$9,896	$24,523
Straight-line rents and amortization of lease intangibles	(92)	239	114	800
Property operating expenses	(474)	(1,067)	(1,732)	(3,875)
Real estate taxes	(656)	(1,031)	(2,336)	(4,015)
Depreciation and amortization	(890)	(1,260)	(3,224)	(5,202)
Real estate impairment losses	—	—	—	(9,794)
Other income and (expenses), net	6	145	(11)	(420)

Income attributable to discontinued operations	742	2,609	2,707	2,017
Development profits, net of taxes	—	53,002	—	53,002
Gains from sale of real estate interests, net of taxes	11,495	8,434	15,743	37,138

Discontinued operations attributable to the Parent Company and the Operating Partnership	$12,237	$64,045	$18,450	$92,157

Parent Company:
Discontinued operations	$12,237	$64,045	$18,450	$92,157
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of loss (income) attributable to discontinued operations	4	(43)	21	(52)
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(321)	(4,390)	(319)	(7,874)

Discontinued operations attributable to the Parent Company	$11,920	$59,612	$18,152	$84,231

Operating Partnership:
Discontinued operations	$12,237	$64,045	$18,450	$92,157
Noncontrolling interests:
Joint venture partners’ and Class B limited partnership unitholders’ share of loss (income) attributable to discontinued operations	30	(56)	56	(19)
Joint venture partners’ and Class B limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(177)	(3,466)	(119)	(6,504)

Discontinued operations attributable to the Operating Partnership	$12,090	$60,523	$18,387	$85,634

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010 and December 31, 2009, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Accounts receivable, deferred financing costs and other assets	$2,157	$53
Secured debt	$—	$1,979
Accounts payable and other liabilities	$1,112	$4,622

5.	Debt of the Parent Company

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

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of September 30, 2010, the Operating Partnership had outstanding an aggregate of $1.6 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.8% and had an average term of 6.0 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees certain of the Operating Partnership’s other debt obligations related to its $425.0 million multi-currency senior unsecured term loan facility, which includes Euro and Yen tranches. Using the exchange rates in effect on September 30, 2010, the facility had an outstanding balance of approximately $224.1 million in U.S. dollars, which bore a weighted average interest rate of 3.4% and matures in October 2012.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility that matures in June 2011.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2010, equaled approximately $658.5 million U.S. dollars and bore a weighted average interest rate of 0.62%, and matures in June 2011.

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

6.	Debt of the Operating Partnership

As of September 30, 2010 and December 31, 2009, debt of the Operating Partnership consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Wholly owned secured debt, varying interest rates from 1.8% to 8.6%, due December 2011 to July 2017 (weighted average interest rates of 3.0% and 3.5% at September 30, 2010 and December 31, 2009, respectively)	$226,182	$325,221
Consolidated joint venture secured debt, varying interest rates from 0.9% to 8.3%, due November 2010 to November 2022 (weighted average interest rates of 4.9% and 4.9% at September 30, 2010 and December 31, 2009, respectively)	741,791	771,284
Unsecured senior debt securities, varying interest rates from 3.3% to 8.0%, due November 2010 to July 2020 (weighted average interest rates of 5.8% and 6.4% at September 30, 2010 and December 31, 2009, respectively)	1,583,120	1,165,388
Other debt, varying interest rates from 1.4% to 5.8%, due September 2012 to September 2013 (weighted average interest rates of 3.8% and 4.1% at September 30, 2010 and December 31, 2009, respectively)	278,443	482,883
Unsecured credit facilities, variable interest rates, due June 2011 and July 2011 (weighted average interest rates of 0.9% and 0.8% at September 30, 2010 and December 31, 2009, respectively)	249,108	477,630

Total debt before unamortized net discounts	3,078,644	3,222,406
Unamortized net discounts	(11,737)	(9,810)

Total consolidated debt	$3,066,907	$3,212,596

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholly Owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust, mortgages or other instruments on certain properties and is generally non-recourse. As of September 30, 2010 and December 31, 2009, the total gross investment book value of those properties securing the debt was $1.9 billion and $2.0 billion, respectively, including $1.5 billion held in consolidated joint ventures as of both balance sheet dates. As of September 30, 2010, $708.9 million of the secured debt obligations before unamortized net discounts bore interest at fixed rates (with a weighted average interest rate of 5.2%), while the remaining $259.1 million bore interest at variable rates (with a weighted average interest rate of 2.4%). As of September 30, 2010, $594.0 million of the secured debt before unamortized net discounts was held by the Operating Partnership’s co-investment ventures, including the AMB-SGP, L.P. loan agreement discussed below.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate. The aggregate principal amount understanding under this loan agreement as of September 30, 2010 was $290.3 million.

Unsecured Senior Debt

As of September 30, 2010, the Operating Partnership had outstanding an aggregate of $1.6 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.8% and had an average term of 6.0 years.

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all unsecured senior debt securities at September 30, 2010.

Other Debt

As of September 30, 2010, the Operating Partnership had $278.4 million outstanding in other debt which bore a weighted average interest rate of 3.8% and had an average term of 2 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $54.3 million balance outstanding as of September 30, 2010. The $224.1 million remaining outstanding balance of other debt, in U.S. dollars using the exchange rates in effect on September 30, 2010, is related to the Operating Partnership’s $425.0 million multi-currency senior unsecured term loan facility.

The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all other debt at September 30, 2010.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Credit Facilities

As of September 30, 2010, the Operating Partnership had three credit facilities with total capacity of approximately $1.7 billion, of which approximately $1.5 billion was available for future borrowings.

The Operating Partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, guaranteed by the Parent Company. As of September 30, 2010, the outstanding balance on this credit facility was $29.7 million, which bore a weighted average interest rate of 1.05%, and the remaining amount available was $509.6 million, net of outstanding letters of credit of $10.7 million, using the exchange rate in effect on September 30, 2010. This facility matures in June 2011.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect on September 30, 2010, equaled approximately $658.5 million U.S. dollars and bore a weighted average interest rate of 0.62%. The credit facility matures in June 2011 and is guaranteed by both the Parent Company and the Operating Partnership. As of September 30, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2010, was $126.6 million, and the remaining amount available was $531.9 million.

The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The credit facility matures in July 2011. As of September 30, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at September 30, 2010, was approximately $92.8 million with a weighted average interest rate of 1.32%, and the remaining amount available was $407.2 million.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at September 30, 2010.

As of September 30, 2010, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly Owned
	Unsecured				Total	Consolidated	Total
	Senior	Credit	Other	Secured	Wholly Owned	Joint Venture	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt
2010	$63,000	$—	$—	$280	$63,280	$11,719	$74,999
2011	69,000	249,108	—	15,487	333,595	136,940	470,535
2012	—	—	224,143	29,576	253,719	468,820	722,539
2013	293,897	—	—	22,775	316,672	103,817	420,489
2014	—	—	—	4,765	4,765	8,944	13,709
2015	112,491	—	—	7,685	120,176	16,943	137,119
2016	250,000	—	—	79,620	329,620	15,499	345,119
2017	300,000	—	—	65,994	365,994	490	366,484
2018	125,000	—	—	—	125,000	595	125,595
2019	250,000	—	—	—	250,000	29,229	279,229
Thereafter	119,732	—	—	—	119,732	3,095	122,827

Subtotal	$1,583,120	$249,108	$224,143	$226,182	$2,282,553	$796,091	$3,078,644
Unamortized net (discounts) premiums	(11,849)	—	—	50	(11,799)	62	(11,737)

Total	$1,571,271	$249,108	$224,143	$226,232	$2,270,754	$796,153	$3,066,907

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $126.6 million, $68.0 million, $29.7 million and $24.8 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at September 30, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on September 30, 2010.

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

The Parent Company’s consolidated joint ventures’ total investment and property debt at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

		Parent	Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures

AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	24%	$517,533	$513,450	$186,781	$194,980	$54,300	$50,000

AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	478,839	470,740	331,595	335,764	—	—

AMB-AMS, L.P.(3)	PMT, SPW and TNO	39%	160,660	158,865	76,049	79,756	—	—

Other Industrial Operating Joint Ventures		80%	377,320	230,463	64,259	32,186	—	—

Other Industrial Development Joint Ventures		50%	172,664	272,237	83,169	128,374	—	—

Total Consolidated Joint Ventures			$1,707,016	$1,645,755	$741,853	$771,060	$54,300	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 13 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of September 30, 2010. During the third quarter of 2010, the Company purchased additional shares from one of the existing institutional investors, increasing the Company’s ownership in the partnership to approximately 24%.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s noncontrolling interests for the nine months ended September 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$451,097
Net income	12,026
Contributions	10,017
Distributions and allocations	(22,587)
Redemption of partnership units	(1,166)
Repurchase of noncontrolling interest	(8,909)
Reallocation of partnership interest	(12,471)
Dividends ($0.84 per share)	(2,870)

Balance as of September 30, 2009	$425,137

The following table details the noncontrolling interests of the Parent Company as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$306,575	$289,909	N/A
Limited partners in the Operating Partnership	38,159	38,561	N/A
Held through AMB Property II, L.P.:
Class B limited partners	23,002	22,834	N/A

Total noncontrolling interests	$367,736	$351,304

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Joint venture partners’ share of net income	$2,527	$6,058	$4,220	$8,829
Joint venture partners’ and common limited partners’ share of development profits	1	899	50	1,551
Common limited partners in the Operating Partnership’s share of net income (loss)	84	263	3	(2,247)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	5	489	43	894
Class B common limited partnership units’ share of net income (loss)	48	184	2	(1,296)
Series D preferred units (liquidation preference of $79,767)(1)	—	1,431	—	4,295

Total noncontrolling interests’ share of net income	$2,665	$9,324	$4,318	$12,026

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

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

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures

AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	24%	$517,533	$513,450	$186,781	$194,980	$54,300	$50,000

AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	478,839	470,740	331,595	335,764	—	—

AMB-AMS, L.P.	PMT, SPW and TNO	39%	160,660	158,865	76,049	79,756	—	—

Other Industrial Operating Joint Ventures		80%	377,320	230,463	64,259	32,186	—	—

Other Industrial Development Joint Ventures		50%	172,664	272,237	83,169	128,374	—	—

Total Consolidated Joint Ventures			$1,707,016	$1,645,755	$741,853	$771,060	$54,300	$50,000

The following table reconciles the change in the Operating Partnership’s noncontrolling interests for the nine months ended September 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$400,266
Net income	12,722
Contributions	10,017
Distributions and allocations	(22,575)
Repurchase of noncontrolling interest	(8,909)
Reallocation of partnership interest	(4,562)
Distributions ($0.84 per unit)	(1,057)

Balance as of September 30, 2009	$385,902

The following table details the noncontrolling interests of the Operating Partnership as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$306,575	$289,909	N/A
Held through AMB Property II, L.P.:
Class B limited partners	23,002	22,834	N/A

Total noncontrolling interests	$329,577	$312,743

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Joint venture partners’ share of net income	$2,527	$6,058	$4,220	$8,829
Joint venture partners’ share of development losses	(5)	—	(24)	—
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	5	489	43	894
Class B common limited partnership units’ share of net income (loss)	48	184	2	(1,296)
Series D preferred units (liquidation preference of $79,767)(1)	—	1,431	—	4,295

Total noncontrolling interests’ share of net income	$2,575	$8,162	$4,241	$12,722

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of September 30, 2010, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $306.6 million. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $367.3 million at September 30, 2010. However, there can be no assurance that this will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at September 30, 2010 and December 31, 2009 were (dollars in thousands):

	September 30, 2010		The Company’s Net
	The Company’s		Equity Investments		Estimated
	Ownership	Square	September 30,	December 31,	Investment
Unconsolidated Joint Ventures	Percentage	Feet	2010	2009	Capacity

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.(1)	33%	38,185,768	$360,976	$219,121	$150,000
AMB Europe Fund I, FCP-FIS(2)	31%	9,718,555	123,428	60,177	300,000
AMB Japan Fund I, L.P.(3)	20%	7,263,090	82,535	80,074	—
AMB-SGP Mexico, LLC(4)	22%	6,352,092	17,687	19,014	—
AMB DFS Fund I, LLC(5)	15%	200,027	14,507	14,259	—
Other Industrial Operating Joint Ventures(6)	51%	7,419,049	52,939	50,741	n/a
Other Industrial Development Joint Ventures(6)(7)	50%	639,264	22,215	—	n/a

Total Unconsolidated Joint Ventures(8)		69,777,845	$674,287	$443,386	$450,000

(1)	An open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. During the nine months ended September 30, 2010, the Company made a $150 million investment in AMB U.S. Logistics Fund, L.P.

(2)	A Euro-denominated open-ended co-investment venture with institutional investors. The institutional investors have committed approximately 263.0 million Euros (approximately $358.5 million in U.S. dollars, using the exchange rate at September 30, 2010) for an approximate 70% equity interest. During the nine months ended September 30, 2010, the Company made a $50 million investment in AMB Europe Fund I, FCP-FIS.

(3)	A Yen-denominated co-investment venture with 13 institutional investors. The 13 institutional investors have committed 49.5 billion Yen (approximately $592.9 million in U.S. dollars, using the exchange rate at September 30, 2010) for an approximate 80% equity interest.

(4)	A co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	A co-investment venture with Strategic Realty Ventures, LLC. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of September 30, 2010 was the estimated investment of $6.5 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.7 million of equity to the fund. During the three months ended September 30, 2010 and 2009, the Company contributed an immaterial amount and $0.1 million to this co-investment venture, respectively. During the nine months ended September 30, 2010 and 2009, the Company contributed approximately $0.2 million and $1.0 million, respectively, to this co-investment venture.

(6)	Other Industrial Operating and Development Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Includes the 2010 acquisition of 106 acres of land in Sao Paulo, Brazil and 86 acres of land in Rio de Janeiro, Brazil with the Company’s joint venture partner Cyrela Commercial Properties.

(8)	Through its investment in AMB Property Mexico, the Company held equity interests in various other unconsolidated ventures totaling approximately $15.8 million and $18.7 million as of September 30, 2010 and December 31, 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the Company received no distributions and $5.4 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financings during the respective periods.

The following tables present property related transactions for the Company’s unconsolidated co-investment ventures for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	AMB U.S. Logistics		AMB Europe		AMB Japan		AMB DFS
	Fund, L.P.		Fund I, FCP-FIS		Fund I, L.P.		Fund I, LLC
	For the Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Number of properties acquired	3	—	1	—	—	—	—	—
Square feet	957,575	—	178,272	—	—	—	—	—
Acquisition cost(1)	$74,785	$—	$12,525	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	428,180	—	—	—	—	—	—
Gross contribution price	$—	$32,500	$—	$—	$—	$—	$—	$—
Development gains (losses) on contribution	$—	$1,220	$—	$—	$—	$—	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	—	—	3,276
Gross Sales Price	$—	$—	$—	$—	$—	$—	$—	$1,016
Industrial operating properties sold:
Square feet	—	25,903	—	—	—	—	—	—
Gross Sales Price	$—	$6,324	$—	$—	$—	$—	$—	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Number of properties acquired	5	—	2	—	—	—	—	—
Square feet	1,645,507	—	318,536	—	—	—	—	—
Acquisition cost(2)	$120,337	$—	$41,913	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	428,180	179,693	—	—	981,162	—	—
Gross contribution price	$—	$32,500	$22,391	$—	$—	$184,793	$—	$—
Development gains (losses) on contributions	$—	$1,220	$(171)	$—	$—	$28,588	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	—	—	49,785
Gross Sales Price	$—	$—	$—	$—	$—	$—	$—	$21,216
Industrial operating properties sold:
Square feet	—	492,150	—	—	—	—	—	—
Gross Sales Price	$—	$43,184	$—	$—	$—	$—	$—	$—

(1)	Includes estimated total acquisition expenditures of approximately $1.9 million and $0.4 million, respectively, for properties acquired by AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS during the three months ended September 30, 2010.

(2)	Includes estimated total acquisition expenditures of approximately $2.1 million and $0.4 million, respectively, for properties acquired by AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS during the nine months ended September 30, 2010.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized income statement information for the Company’s unconsolidated joint ventures for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three Months						For the Three Months
	Ended September 30, 2010						Ended September 30, 2009
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$68,867	$(19,066)	$3,691		$(1,569)		$67,777	$(19,651)	$(369)		$(660)
AMB Europe Fund I, FCP-FIS	22,681	(4,307)	735		735		25,025	(4,913)	2,547		2,547
AMB Japan Fund I, L.P.	27,540	(6,080)	5,096		5,096		25,197	(5,749)	3,650		3,650
AMB-SGP Mexico, LLC	8,090	(804)	(3,383	)(1)	(3,383	)(1)	10,498	(2,529)	(3,067	)(1)	(3,067	)(1)
AMB DFS Fund I, LLC	—	(431)	(548)		(518)		(32)	(86)	(166)		(166)

Total Co-investment Ventures	127,178	(30,688)	5,591		361		128,465	(32,928)	2,595		2,304
Other Industrial Operating Joint Ventures	8,682	(2,807)	1,255		1,255		8,844	(3,059)	1,417		1,417
Other Industrial Development Joint Ventures	—	—	(1)		(1)		—	—	—		—

Total Unconsolidated Joint Ventures	$135,860	$(33,495)	$6,845		$1,615		$137,309	$(35,987)	$4,012		$3,721

	For the Nine Months						For the Nine Months
	Ended September 30, 2010						Ended September 30, 2009
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$205,882	$(56,856)	$9,646		$4,386		$209,116	$(58,394)	$4,530		$(4,458)
AMB Europe Fund I, FCP-FIS	66,530	(13,468)	1,319		1,319		72,137	(14,648)	(6,502)		(6,502)
AMB Japan Fund I, L.P.	77,773	(17,069)	14,404		14,404		74,890	(16,891)	12,115		12,115
AMB-SGP Mexico, LLC	22,772	(3,009)	(13,266	)(2)	(13,266	)(2)	29,778	(5,137)	(9,224	)(2)	(9,224	)(2)
AMB DFS Fund I, LLC	8	(817)	(1,122)		(1,054)		18	(55)	(2,233)		(2,233)

Total Co-investment Ventures	372,965	(91,219)	10,981		5,789		385,939	(95,125)	(1,314)		(10,302)
Other Industrial Operating Joint Ventures	25,544	(6,797)	4,782		4,782		27,276	(7,505)	6,373		6,373
Other Industrial Development Joint Ventures	—	—	1		1		—	—	—		—

Total Unconsolidated Joint Ventures	$398,509	$(98,016)	$15,764		$10,572		$413,215	$(102,630)	$5,059		$(3,929)

(1)	Includes $3.9 million of interest expense on loans from co-investment venture partners for both the three months ended September 30, 2010 and 2009.

(2)	Includes $11.5 million of interest expense on loans from co-investment venture partners for both the nine months ended September 30, 2010 and 2009.

In accordance with guidance issued by the FASB related to the consolidation of variable interest entities (“VIEs”), the Company has performed an analysis of all of its joint venture entities to determine whether they would qualify as VIEs and whether the joint ventures should be consolidated or accounted for as an equity investment in an

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unconsolidated joint venture. As a result of the Company’s qualitative assessment to determine whether these joint venture entities are VIEs, the Company identified five joint venture entities, owned in conjunction with the same joint venture partner, which were VIEs based upon the criterion of having insufficient equity investment at risk. Because these five joint ventures, collectively referred to as the “Five Ventures,” have partnership and management agreements with the same joint venture partner and purposes that are nearly identical, the following disclosures are made in the aggregate for all Five Ventures. These Five Ventures have been formed as limited liability companies with the sole purpose of acquiring, developing, improving, maintaining, leasing, marketing and selling properties for profit, with the majority of the business activities to be financed by third-party debt. In determining whether there was sufficient equity investment at risk, the Company evaluated the individual balance sheets of the Five Ventures by comparing the equity balance as well as the outstanding debt balance to the total assets of the Five Ventures.

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

The Company includes the following balances related to the Five Ventures, as of September 30, 2010, in Investments in unconsolidated joint ventures in the consolidated balance sheet as of September 30, 2010 (dollars in thousands):

	As of September 30, 2010
	Equity	Maximum Loss
	Investment	Exposure

Five Ventures	$3,051	$3,051 (1)

(1)	Per the partnership agreements for the Five Ventures, the Company’s liability is limited to its investment in the entities. The Company does not guarantee any third-party debt held by these Five Ventures. Capital contributions to the Five Ventures subsequent to the initial capital contribution require the unanimous approval of both the Company and the joint venture partner, and, as of September 30, 2010, the Company has no commitment to make additional contributions to the Five Ventures.

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

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the nine months ended September 30, 2010, 70,989 of the Operating Partnership’s common limited partnership units were exchanged for shares of the Parent Company’s common stock.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of September 30, 2010: 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At September 30, 2010, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s consolidated stockholders’ equity for the nine months ended September 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$2,966,204
Net loss	(17,858)
Unrealized gain on securities and derivatives	3,572
Currency translation adjustment	(10,281)

Total comprehensive loss	(24,567)
Contributions	10,017
Distributions and allocations	(22,587)
Issuance of common stock	552,325
Stock-based compensation amortization and issuance of restricted stock, net	16,489
Exercise of stock options	384
Conversion and redemption of partnership units	(111)
Repurchase of noncontrolling interest	(9,768)
Forfeiture of restricted stock	(808)
Dividends	(137,398)

Balance as of September 30, 2009	$3,350,180

The following table sets forth the dividends or distributions paid or payable per share:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property Corporation	Common stock	$0.280	$0.280	$0.840	$0.840
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$1.219	$1.219
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$1.266	$1.266
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$1.313	$1.313
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$1.284	$1.284

In September 2010, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. The Parent Company has not repurchased any shares of its common stock under this program.

As of September 30, 2010, the Parent Company’s stock incentive plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Parent Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2010:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2010	4.4% - 5.1%	5.1%	41.5% - 41.6%	41.6%	2.6% - 2.7%	2.6%	6.0	$5.68
June 30, 2010	4.1% - 4.2%	4.2%	41.8% - 41.8%	41.8%	2.7% - 2.8%	2.7%	6.9	$7.69
September 30, 2010	4.6% - 4.6%	4.6%	42.4% - 42.4%	42.4%	2.0% - 2.0%	2.0%	6.0	$6.54
Year-to-Date	4.1% - 5.1%	5.0%	41.5% - 42.4%	41.6%	2.0% - 2.8%	2.6%	6.0	$5.77

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, approximately 9,317,539 options and 1,215,982 non-vested stock awards were outstanding under the plans. There were 1,460,883 stock options granted, 159,738 options exercised, and 91,819 options forfeited during the nine months ended September 30, 2010. There were 802,403 restricted stock awards made, 411,622 non-vested stock awards that vested and 8,408 non-vested stock awards that were forfeited during the nine months ended September 30, 2010. The grant date fair value of restricted stock awards range as of the grant dates of the awards issued during the nine months ended September 30, 2010 was $22.14-$27.24. The unamortized expense for restricted stock as of September 30, 2010 was $22.7 million which is expected to be recognized over a weighted average period of 3.0 years. As of September 30, 2010, the Parent Company had $7.7 million of total unrecognized compensation cost related to unvested options granted under the Parent Company’s stock incentive plans which is expected to be recognized over a weighted average period of 1.6 years.

During the nine months ended September 30, 2010, the Parent Company issued 85,144 restricted share units (“RSUs”). RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the RSUs has completed. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2010 was $22.14.

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

As of September 30, 2010, the Operating Partnership had outstanding 167,986,777 common general partnership units; 2,062,139 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in Operating Partnership’s partners’ capital for the nine months ended September 30, 2009 (dollars in thousands):

Balance as of December 31, 2008	$2,966,204
Net loss	(17,858)
Unrealized gain on securities and derivatives	3,572
Foreign currency translation adjustments	(10,281)

Total comprehensive loss	(24,567)
Contributions	10,017
Distributions and allocations	(24,400)
Issuance of common units	552,325
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	16,489
Issuance of common limited partnership units in connection with the exercise of stock options	384
Conversion of operating partnership units to common stock and cash redemption	(111)
Repurchase of noncontrolling interest	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of restricted stock	(808)
Distributions	(135,585)

Balance as of September 30, 2009	$3,350,180

The following table sets forth the distributions paid or payable per unit:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280	$0.840	$0.840
AMB Property, L.P.	Series L preferred units	$0.406	$0.406	$1.219	$1.219
AMB Property, L.P.	Series M preferred units	$0.422	$0.422	$1.266	$1.266
AMB Property, L.P.	Series O preferred units	$0.438	$0.438	$1.313	$1.313
AMB Property, L.P.	Series P preferred units	$0.428	$0.428	$1.284	$1.284
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280	$0.840	$0.840
AMB Property II, L.P.	Series D preferred units(1)	$—	$0.898	$—	$2.693

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of September 30, 2010, the stock incentive plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. Note 10 above entitled “Stockholders’ Equity of the Parent Company” should be read in conjunction with this Note 11 for a discussion of the activity under the Parent Company’s stock incentive plans.

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

The Parent Company had no dilutive stock options outstanding and 326,797 dilutive stock options outstanding for the three months ended September 30, 2010 and 2009, respectively. The Parent Company had no dilutive stock options outstanding for both the nine months ended September 30, 2010 and 2009. The effect on income (loss) per share for the three months ended September 30, 2009 was to increase weighted average common shares outstanding. Such dilution was computed using the treasury stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Numerator
Income (loss) from continuing operations attributable to common stockholders	$(993)	$7,528	$(185)	$(114,115)
Preferred stock dividends	(3,952)	(3,952)	(11,856)	(11,856)

(Loss) income from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred stock dividends and preferred unit redemption discount)	(4,945)	3,576	(12,041)	(125,971)
Total discontinued operations attributable to common stockholders after noncontrolling interests	11,920	59,612	18,152	84,231
Allocation to participating securities	(340)	(398)	(1,021)	(773)

Net income (loss) available to common stockholders	$6,635	$62,790	$5,090	$(42,513)

Denominator
Basic	166,996,854	145,332,050	160,186,801	129,859,647
Stock option dilution(1)	—	326,797	—	—

Diluted weighted average common shares	166,996,854	145,658,847	160,186,801	129,859,647

Basic income (loss) per common share attributable to AMB Property Corporation
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common stockholders(2)	$0.04	$0.43	$0.03	$(0.33)

Diluted income (loss) per common share attributable to AMB Property Corporation
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common stockholders(2)	$0.04	$0.43	$0.03	$(0.33)

(1)	Excludes anti-dilutive stock options of 6,565,589 and 5,933,592 for the three months ended September 30, 2010 and 2009, respectively. Excludes anti-dilutive stock options of 6,863,082 and 7,584,045 for the nine months ended September 30, 2010 and 2009, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 1,215,982 and 920,413 unvested restricted shares outstanding for both the three and nine months ended September 30, 2010 and 2009, respectively.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had no dilutive stock options outstanding and 326,797 dilutive stock options outstanding for the three months ended September 30, 2010 and 2009, respectively. The Operating Partnership had no dilutive stock options outstanding for both the nine months ended September 30, 2010 and 2009. The effect on income (loss) per share for the three months ended September 30, 2009 was to increase weighted average common shares outstanding. Such dilution was computed using the treasury stock method. The computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Numerator
Income (loss) from continuing operations attributable to common unitholders	$(1,073)	$7,779	$(343)	$(116,214)
Preferred stock distributions	(3,952)	(3,952)	(11,856)	(11,856)

(Loss) income from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred unit distributions and preferred unit redemption discount)	(5,025)	3,827	(12,199)	(128,070)
Total discontinued operations attributable to common unitholders after noncontrolling interests	12,090	60,523	18,387	85,634
Allocation to participating securities	(340)	(399)	(1,021)	(773)

Net income (loss) available to common unitholders	$6,725	$63,951	$5,167	$(43,209)

Denominator
Basic	169,061,935	147,505,288	162,287,870	132,037,394
Stock option dilution(1)	—	326,797	—	—

Diluted weighted average common units	169,061,935	147,832,085	162,287,870	132,037,394

Basic income (loss) per common unit attributable to AMB Property, L.P.
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common unitholders(2)	$0.04	$0.43	$0.03	$(0.33)

Diluted income (loss) per common unit attributable to AMB Property, L.P.
(Loss) income from continuing operations	$(0.03)	$0.02	$(0.08)	$(0.98)
Discontinued operations	0.07	0.41	0.11	0.65

Net income (loss) available to common unitholders(2)	$0.04	$0.43	$0.03	$(0.33)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Excludes anti-dilutive stock options of 6,565,589 and 5,933,592 for the three months ended September 30, 2010 and 2009, respectively. Excludes anti-dilutive stock options of 6,863,082 and 7,584,045 for the nine months ended September 30, 2010 and 2009, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted units outstanding) under the two-class method. Under this method, allocations were made to 1,215,982 and 920,413 unvested restricted units outstanding for the three and nine months ended September 30, 2010 and 2009, respectively.

13.	Segment Information

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

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains (Losses)
	For the Three Months		For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2010	2009	2010	2009	2010	2009

U.S. Markets
Southern California	$20,203	$20,786	$15,196	$16,072	$—	$47,690
No. New Jersey/New York	14,649	15,786	9,382	11,224	—	—
San Francisco Bay Area	20,560	20,424	14,552	14,302	—	—
Chicago	10,438	9,543	7,268	6,320	—	—
On-Tarmac	12,405	13,773	6,368	6,857	—	5,312
South Florida	10,097	10,501	6,718	6,917	(12)	—
Seattle	4,529	4,245	3,406	3,217	—	—
Toronto	7,105	6,475	4,953	4,506	—	—
Baltimore/Washington	4,987	5,694	3,824	4,487	—	—
Non — U.S. Markets
Europe	5,732	5,259	3,348	3,491	385	—
Japan	9,523	6,368	7,089	3,936	307	—
Other Markets	31,410	30,680	21,601	20,961	37	1,220

Total markets	151,638	149,534	103,705	102,290	717	54,222
Straight-line rents and amortization of lease intangibles	2,245	1,969	2,245	1,969	—	—
Discontinued operations	(2,756)	(5,822)	(1,626)	(3,724)	—	(53,002)
Private capital income	7,569	7,886	—	—	—	—

Total	$158,696	$153,567	$104,324	$100,535	$717	$1,220

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues		Property NOI(2)		Development Gains (Losses)
	For the Nine Months		For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
Segments(1)	2010	2009	2010	2009	2010	2009

U.S. Markets
Southern California	$59,898	$68,412	$45,894	$53,902	$418	$48,528
No. New Jersey/New York	44,132	47,162	27,734	31,583	—	—
San Francisco Bay Area	61,320	63,899	42,436	45,497	566	—
Chicago	29,130	30,875	18,974	19,939	—	—
On-Tarmac	38,027	40,260	19,747	21,120	—	5,312
South Florida	31,295	30,809	21,036	20,312	(55)	—
Seattle	12,049	15,838	8,738	12,576	—	3,044
Toronto	21,749	17,673	15,136	11,906	—	—
Baltimore/Washington	15,651	16,296	11,562	12,449	—	—
Non — U.S. Markets
Europe	17,256	12,220	9,337	7,078	92	—
Japan	25,946	17,266	18,313	10,380	307	28,588
Other Markets	89,634	90,599	60,632	61,577	4,391	2,036

Total markets	446,087	451,309	299,539	308,319	5,719	87,508
Straight-line rents and amortization of lease intangibles	11,052	6,903	11,052	6,903	—	—
Discontinued operations	(10,010)	(25,323)	(5,942)	(17,433)	—	(53,002)
Private capital income	21,859	27,376	—	—	—	—

Total	$468,988	$460,265	$304,649	$297,789	$5,719	$34,506

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, debt extinguishment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of gains (losses), costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense. The Company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the Company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The Company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the Company’s real estate operations and should be excluded from its calculation of NOI.

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

The following table is a reconciliation from NOI to reported net income (loss), a financial measure under GAAP (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Property NOI	$104,324	$100,535	$304,649	$297,789
Private capital revenues	7,569	7,886	21,859	27,376
Depreciation and amortization	(50,590)	(45,975)	(145,437)	(124,808)
General and administrative	(28,715)	(27,169)	(90,758)	(84,123)
Restructuring charges	(1,029)	—	(4,874)	(3,824)
Fund costs	(146)	(240)	(613)	(824)
Real estate impairment losses	—	—	—	(172,059)
Other expenses	(1,330)	(3,049)	(1,251)	(6,593)
Development profits, net of taxes	717	1,220	5,719	34,506
Equity in earnings of unconsolidated joint ventures, net	3,348	3,257	12,416	7,507
Other income	1,299	3,452	2,035	3,911
Interest expense, including amortization	(32,125)	(27,498)	(97,364)	(88,216)
Loss on early extinguishment of debt	(1,967)	—	(2,546)	(657)
Total discontinued operations	12,237	64,045	18,450	92,157

Net income (loss)	$13,592	$76,464	$22,285	$(17,858)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	September 30,	December 31,
	2010	2009

U.S. Markets
Southern California	$643,048	$635,124
No. New Jersey/New York	562,020	544,743
San Francisco Bay Area	756,040	733,381
Chicago	297,275	302,501
On-Tarmac	151,263	159,549
South Florida	394,368	411,811
Seattle	146,866	146,192
Toronto	297,530	297,282
Baltimore/Washington	133,327	131,186
Non — U.S. Markets
Europe	571,086	579,584
Japan	732,994	663,032
Other Markets	1,520,064	1,542,330

Total markets	6,205,881	6,146,715
Investments in unconsolidated joint ventures	690,088	462,130
Non-segment assets	227,757	233,113

Total assets	$7,123,726	$6,841,958

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the three and nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Real Estate Impairment Losses		Restructuring Charges
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

U.S. Markets
Southern California	$—	$—	$—	$—
No. New Jersey/New York	—	—	—	—
San Francisco Bay Area	—	—	10	—
Chicago	—	—	—	—
On-Tarmac	—	—	—	—
South Florida	—	—	—	—
Seattle	—	—	—	—
Toronto	—	—	—	—
Baltimore/Washington	—	—	—	—
Non — U.S. Markets
Europe	—	—	143	—
Japan	—	—	158	—
Other Markets	—	—	718	—

Total markets	$—	$—	$1,029	$—

	Real Estate Impairment Losses		Restructuring Charges
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

U.S. Markets
Southern California	$—	$16,809	$—	$71
No. New Jersey/New York	—	9,056	—	—
San Francisco Bay Area	—	4,275	2,419	1,637
Chicago	—	1,330	—	36
On-Tarmac	—	—	—	—
South Florida	—	5,531	—	—
Seattle	—	—	—	—
Toronto	—	30,921	—	—
Baltimore/Washington	—	543	—	—
Non — U.S. Markets
Europe	—	30,393	915	378
Japan	—	13,469	351	310
Other Markets	—	69,526	1,189	1,392

Total markets	$—	$181,853	$4,874	$3,824

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 79 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of September 30, 2010, the Company had provided approximately $13.2 million in letters of credit, of which $10.7 million was provided under the Operating Partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 5, 6 and 9 above, as of September 30, 2010, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $394.0 million as described below.

As of September 30, 2010, the Company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of September 30, 2010, the Company also guaranteed $45.6 million and $87.5 million on outstanding loans on five of its consolidated joint ventures and three of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of September 30, 2010.

Performance and Surety Bonds.  As of September 30, 2010, the Company had outstanding performance and surety bonds in an aggregate amount of $4.6 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at September 30, 2010 used to manage these exposures and differences were 10 outstanding interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At September 30, 2010, the Company had four foreign exchange forward contracts hedging intercompany loans.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the next twelve months from September 30, 2010, the Company estimates that an additional $1.4 million will be reclassified as an increase to interest expense.

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

		Trade Notional
	Number of	Amount
Related Derivatives	Instruments	(in thousands)

Interest rate swaps (EUR)	4	$53,987
Interest rate swap (JPY)	5	$230,553
Interest rate cap (USD)	1	$26,500

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the accounting policy for derivative instruments and hedging activities. At September 30, 2010, the Company had four foreign exchange forward contracts hedging intercompany loans, one interest rate swap and one interest rate cap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of September 30, 2010, the Company had the following outstanding derivatives that were non-designated hedges:

		Trade Notional
	Number of	Amount
Related Derivatives	Instruments	(in thousands)

Interest rate swap (EUR)	1	$25,630
Interest rate cap (USD)	1	$7,319
Foreign exchange forward contracts	4	$472,944

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value of Derivative Instruments at September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$856	Other liabilities	$1,927
Interest rate cap	Other assets	3	Other liabilities	—

Total		$859		$1,927

Derivatives not designated as hedging instruments
Interest rate swap	Other assets	$612	Other liabilities	$—
Interest rate cap	Other assets	—	Other liabilities	—
Foreign exchange forward contracts	Other assets	513	Other liabilities	—

Total		$1,125		$—

Total derivative instruments		$1,984		$1,927

	Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location		Fair Value

Derivatives designated as hedging instruments			Other assets
Interest rate swap		$—	(contra asset	)	$1,992
Interest rate cap	Other assets	141			—

Total		$141			$1,992

Derivatives not designated as hedging instruments			Other assets
Foreign exchange forward contracts	Other assets	$1,412	(contra asset	)	$20

Total		$1,412			$20

Total derivative instruments		$1,553			$2,012

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Location of (Loss) Gain
Derivative Instruments Not	Recognized in Statement	Amount of (Loss) Gain
Designated as Hedging Instruments	of Operations	Recognized

For the three months ended September 30, 2010
Foreign exchange forward contracts	Other income	$(44,157)
Interest rate caps	Other income	—
Interest rate swaps	Interest expense	(231)
Interest rate swaps	Other income	225

Total		$(44,163)

For the three months ended September 30, 2009
Foreign exchange forward contracts	Other income	$(33,260)
Interest rate caps	Other income	(1)

Total		$(33,261)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Location of (Loss) Gain
Derivative Instruments Not	Recognized in Statement	Amount of (Loss) Gain
Designated as Hedging Instruments	of Operations	Recognized

For the nine months ended September 30, 2010
Foreign exchange forward contracts	Other income	$16,812
Interest rate caps	Other income	—
Interest rate swaps	Interest expense	(205)
Interest rate swaps	Other income	153

Total		$16,760

For the nine months ended September 30, 2009
Foreign exchange forward contracts	Other income	$(73,192)
Interest rate caps	Other income	(14)

Total		$(73,206)

		Location of Loss
	(Loss) Gain Recognized	Reclassified from	Loss Reclassified	Location of Gain	Amount of Gain
	in Accumulated Other	Accumulated OCI into	from Accumulated	Recognized in Statement	Recognized in Statement
	Comprehensive (Loss)	Statement of	OCI into Statement	of Operations (Derivative	of Operations (Derivative
Derivative Instruments in	Income (OCI)	Operations	of Operations	Amount Excluded from	Amount Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

For the three months ended September 30, 2010
Interest rate swaps	$(1,746)	Interest expense	$(888)	Other income	$34
Interest rate caps	(15)	Interest expense	(3)	Other income	—

Total	$(1,761)		$(891)		$34

For the three months ended September 30, 2009
Interest rate swaps	$(188)	Interest expense	$(2,356)	Other income	$—
Interest rate caps	(114)	Interest expense	—	Other income	—

Total	$(302)		$(2,356)		$—

For the nine months ended September 30, 2010
Interest rate swaps	$(2,173)	Interest expense	$(2,272)	Other income	$136
Interest rate caps	(137)	Interest expense	(3)	Other income	—

Total	$(2,310)		$(2,275)		$136

For the nine months ended September 30, 2009
Interest rate swaps	$(1,939)	Interest expense	$(6,981)	Other income	$—
Interest rate caps	(114)	Interest expense	—	Other income	—

Total	$(2,053)		$(6,981)		$—

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

In October 2010, the Company contributed $50.0 million of equity to AMB U.S. Logistics Fund, L.P. and $50.0 million of equity to AMB Europe Fund I, FCP-FIS.

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

The company’s website address is http://www.amb.com. The company posts and will post announcements and other company information, some of which may be material, in the Investor Relations section of the company’s website. Investors should visit the company’s website regularly to access such information. The annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K of the parent company and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the company’s website free of charge as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. The company’s Corporate Governance Principles and Code of Business Conduct are also posted on the company’s website. Information contained on the company’s website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC. The operating partnership does not have a separate internet address and its SEC reports are available free of charge upon request to the attention of the company’s Investor Relations Department, AMB Property Corporation, Pier 1, Bay 1, San Francisco, CA 94111. The following marks are registered trademarks of AMB Property Corporation: AMB®; and High Throughput Distribution® (HTD®).

THE COMPANY

The company is an owner, operator and developer of global industrial real estate, focused on major hub and gateway distribution markets in the Americas, Europe and Asia. As of September 30, 2010, the company owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 158.4 million square feet (14.7 million square meters) in 49 markets within 15 countries. The company invests in properties located predominantly in the infill submarkets of its targeted markets. The company’s portfolio is composed of High Throughput Distribution® facilities — industrial properties built for speed and located near airports, seaports and ground transportation systems.

The approximately 158.4 million square feet as of September 30, 2010 included:

•	139.8 million square feet (principally, industrial facilities) on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, that were 92.6% leased;

•	9.9 million square feet in its development portfolio, including approximately 8.3 million square feet in 29 development projects that are complete and in the process of stabilization and approximately 1.6 million square feet in six development projects under construction;

•	1.2 million square feet in value-added acquisitions;

•	7.3 million square feet in 46 industrial facilities in unconsolidated joint ventures in which the company has investments but does not manage; and

•	152,000 square feet of office space subject to a ground lease, which is the location of its global headquarters.

The company’s business is operated primarily through the operating partnership. As of September 30, 2010, the parent company owned an approximate 98.1% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

See Part I, Item 1, Note 13 of “Notes to Consolidated Financial Statements” for segment information related to the company’s operations and information regarding geographic areas.

The company’s global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111; the company’s telephone number is (415) 394-9000. The company’s other principal office locations are in Amsterdam, Boston, Chicago, Los Angeles, Mexico City, Shanghai, Singapore and Tokyo.

Investment Strategy

The company’s investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. The company’s properties are primarily located in the world’s busiest distribution markets featuring large, supply-constrained infill locations with dense populations and proximity to major airports, seaports and ground transportation systems. When measured by annualized base rent, on an owned and managed basis, a substantial majority of the company’s portfolio of industrial properties is located in its target markets and much of this is in infill submarkets. Infill locations are characterized by supply constraints on the availability of land for competing projects as well as physical, political or economic barriers to new development. The company believes that its facilities are essential to creating efficiencies in the supply chain, and that its business encompasses a blend of real estate, global logistics and infrastructure.

In its target markets, the company focuses on HTD® facilities, industrial properties designed to facilitate the rapid distribution of its customers’ products rather than the long-term storage of goods. The company’s investment focus on HTD® assets is based on what it believes to be a global trend toward lower inventory levels and expedited supply chains. HTD® facilities generally have a variety of physical and location characteristics that allow for the rapid transport of goods from point to point. These physical characteristics include numerous dock doors, shallower building depths, fewer columns, large truck courts and more space for trailer parking. The company believes that these building characteristics help its customers reduce their costs and become more efficient in their logistics operations. The company’s customers include logistics, freight forwarding and air-express companies with time-sensitive needs that value facilities proximate to transportation infrastructure.

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. Trade and GDP are highly correlated to levels of investment, production and consumption within a globalized economy. As the world produces and consumes more, the company believes that the volume of global trade will continue to increase at a rate in excess of growth in global GDP. In the third quarter, improving consumer demand and double-digit gains in global production and trade led customers to begin rebuilding their inventory levels, which is a trend that management believes will gain momentum in the fourth quarter and continue into 2011. Management also believes that its key hub and gateway markets will continue to lead the recovery in operating fundamentals and that fundamentals are expected to continue to improve in 2011, with increasing net absorption and declining availabilities.

Primary Sources of Revenue and Earnings

The primary source of the company’s core earnings is revenue received from its real estate operations and private capital business. The principal contributor of its core earnings is rent received from customers under long-term (generally three to 10 years) operating leases at its properties, including reimbursements from customers for certain operating costs and asset management reimbursements. The company also generates core earnings from its private capital business, including priority distributions, acquisition and development reimbursements, promote interests and incentive distributions from its co-investment ventures. The company may generate additional earnings from the disposition of assets in its development-for-sale and value-added conversion programs, as well as from land sales.

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

Growth Through Operations

The company seeks to generate long-term internal growth by maintaining a high occupancy rate at its properties, by controlling expenses and through contractual rent increases on existing space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global real estate portfolio. The company actively manages its portfolio by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. With respect to its leasing strategies, the company takes a long-term view to ensure it maximizes the value of its real estate. The company evaluates and adjusts its leasing strategies for market terms and leasing rates, which may include shorter leasing terms. The company believes that its long-standing focus on customer relationships and ability to provide global solutions for a well-diversified customer base in the logistics, shipping and air cargo industries will enable it to capitalize on opportunities as they arise.

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

Growth Through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 27 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with a significant number of institutional investors. As of September 30, 2010, more than 56% of the company’s owned and managed operating portfolio was held through its nine co-investment ventures and funds. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company is the largest investor in its open-ended funds and owns a 10-50% interest in its co-investment ventures. The company believes its significant ownership in each of its funds provides a strong alignment of interests with its co-investment partners.

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

Additionally, the company seeks to acquire industrial properties that are wholly or partially vacant as a part of management’s belief that the discount in pricing attributed to the operating challenges of such a property could provide greater returns once it is stabilized. Value-added acquisitions represent unstabilized properties acquired by the company, which generally have one or more of the following characteristics: (i) existing vacancy, typically in excess of 20%, (ii) short-term lease rollover, typically during the first two years of ownership, or (iii) significant capital improvement requirements, typically in excess of 20% of the purchase price. The company excludes value-added acquisitions from its owned and managed and consolidated operating statistics prior to stabilization (generally 90% leased). The company strives to enhance the quality of its portfolio through acquisitions that are accretive to the company’s earnings and its net asset value. The company also seeks to redeploy capital from the sale of non-strategic assets into properties that better fit its investment focus.

The company is generally engaged in various stages of negotiations for a number of acquisitions and other transactions, some of which may be significant, that may include, but are not limited to, individual properties, large multi-property portfolios and platforms and property-owning or real-estate-related entities.

Growth Through Development

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. The company believes, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia, Europe and the Americas. The company believes that developing, redeveloping and/or expanding well-located, high-quality industrial properties provides higher rates of return than may be obtained from purchasing existing properties. However, new developments, redevelopments and value-added conversions require significant management attention and capital investment to maximize returns. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital. Completed development and redevelopment properties are held in its owned and managed portfolio or sold to third parties.

Management believes its long-standing focus on infill locations can at times lead to opportunities to enhance value through the conversion of some of the company’s industrial properties to higher and better uses. Value-added conversion projects generally involve a significant enhancement or a change in use of the property from an industrial facility to a higher and better use, including use as research & development, manufacturing, office, residential, or retail properties. Activities required to prepare the property for conversion to a higher and better use may include rezoning, redesigning, reconstructing and re-tenanting. The sales price of a value-added conversion project is generally based on the underlying land value, reflecting its ultimate conversion to a higher and better use and, as such, little to no residual value is ascribed to the industrial building. Generally, the company expects to sell these value-added conversion projects to third parties at some point in the re-entitlement and conversion process, thus recognizing the enhanced value of the underlying land that supports the property’s repurposed use.

Members of the company’s development team have broad experience in real estate development and possess multidisciplinary backgrounds that allow for the completion of the build-out and lease-up of the company’s development portfolio. Management believes that there are currently opportunities for land entitlement as municipalities are beginning to seek revenue generating activities.

Management’s Overview

Management believes the pace of the global economic recovery is encouraging and expects to see earnings growth if the company is able to improve asset utilization by returning its owned and managed portfolio closer to its historical occupancy average of 95%; complete the lease-up of its development portfolio; and realize value from its land bank through new ventures, sales and future build-to-suit projects. Management believes the U.S. is in the early stages of the inventory rebuilding process and that the lower than normal inventory levels do not signify a secular change in global supply chain practices, but rather it is simply part of a market cycle with an extended bottom following an unprecedented financial crisis. The company believes that capital deployment opportunities are increasing and is currently evaluating multiple opportunities in its target markets around the globe. Management believes that its ability to provide multiple forms of consideration to institutional investors, lenders and private developers provide the company with proprietary access to acquisition opportunities. Additionally, management believes its existing and new private capital co-investment ventures and joint ventures are well positioned to benefit from the expected shift in customer demand for high-quality, well-located industrial real estate.

Strength of Balance Sheet and Liquidity

During the third quarter of 2010, the company completed approximately $1.4 billion of new financings, including $566 million of wholly owned debt and $789 million for its co-investment ventures in Europe, Japan, and the U.S. Additionally, AMB has $1.6 billion of capital markets transactions currently being negotiated. This activity includes the renewal of its two lines of credit, a corporate term loan and $415 million of refinancing for AMB U.S. Logistics Fund, L.P. The company expects to complete approximately $3.0 billion of capital markets activity in the second half of 2010.

The company’s share of liquidity at September 30, 2010 was approximately $1.7 billion, consisting of approximately $1.5 billion of availability on its lines of credit and approximately $226 million of unrestricted cash and cash equivalents.

Real Estate Operations

The U.S. industrial real estate market improved in the third quarter of 2010. According to CBRE Econometric Advisors, the availability rate declined 10 basis points to 14.0%. This reflects the first time in 12 quarters that net absorption was positive. Net absorption totaled 10.6 million square feet, essentially flat relative to the product base of 13 billion square feet. In the company’s coastal markets, net absorption was positive for the second consecutive quarter. Availabilities in the coastal markets declined 10 basis points to 11.9% after remaining at 12.0% since December 2009. The company continues to believe that record-low construction, when met by stronger demand, will drive the availability rate back down and that there will be a substantial improvement in net absorption in the fourth quarter of the year and continuing into 2011.

Cash-basis same-store NOI was down 3.0% for the quarter, driven primarily by lower rental rates and increased levels of free rent. The company’s quarter-end occupancy increased 80 basis points from the prior quarter, and average occupancy was 91.7%. The company commenced leases totaling approximately 8.1 million square feet (751,100 square meters) in its global operating portfolio during the quarter and 32.2 million square feet (3.0 million square meters) for the trailing four quarters ended September 30, 2010. In addition, the company leased approximately 1.7 million square feet (158,700 square meters) in its global development portfolio during the quarter.

Rent changes on rollovers declined 11.8% on a trailing four-quarter basis and decreased 12.9% for the quarter. Rent changes on rollover are expected to be negative through 2011, although management believes rents have bottomed in most of the company’s markets today.

Capital Deployment

The company commenced new development in the quarter totaling approximately 920,500 square feet (85,500 square meters) in Brazil and China, with an estimated total investment of $70 million. During the quarter, acquisitions totaled $110.9 million, including $74.8 million for AMB U.S. Logistics Fund, L.P., $12.5 million for AMB Europe Fund I, FCP-FIS and $23.6 million for the company’s wholly owned portfolio. The company also acquired a land parcel in Brazil, the third acquisition through its joint venture with Cyrela Commercial Properties (“CCP”). The 86 acres have estimated build-out potential of 1.5 million square feet (143,200 square meters). As of September 30, 2010, the company held a total of 2,663 acres of land for future development or sale on an owned and managed basis, approximately 87% of which is located in the Americas. The company currently estimates that these 2,663 acres of land could support approximately 48.1 million square feet of future development.

Private Capital Business

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $242.7 million using the exchange rate in effect on September 30, 2010. The company will contribute 20% of the total equity, or approximately $60.7 million, at full deployment.

As of July 13, 2010, the members of AMB-SGP Mexico, LLC agreed to an early termination of the investment period of, and acquisition exclusivity in favor of, AMB-SGP Mexico, LLC.

During the third quarter of 2010, in addition to the $242.7 million contribution of third-party equity in AMB Mexico Fondo Logistico, the company’s two open-ended funds received capital contributions comprising $50.5 million in third-party equity in AMB U.S. Logistics Fund, L.P. and $44.6 million in third-party equity in AMB Europe Fund I, FCP-FIS. Subsequent to quarter end, the company made capital contributions of $50 million to each of AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS.

Summary of Key Transactions

During the nine months ended September 30, 2010, the company completed the following significant transactions:

•	Issued approximately 18.2 million shares of common stock at a price of $27.50 per share, generating approximately $479 million in net proceeds;

•	Issued $300.0 million of senior unsecured notes at 4.50% due 2017;

•	Acquired nine properties aggregating approximately 3.1 million square feet for an aggregate price of $199.1 million, including 1.1 million square feet for $36.9 million for the company, as well as 1.7 million square feet for $120.3 million and 0.3 million square feet for $41.9 million, respectively, for AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, which are unconsolidated co-investment ventures;

•	Acquired three land parcels totaling 192 acres in Brazil for an aggregate purchase price of approximately $39.9 million, the company’s first acquisitions with our joint venture partner, CCP;

•	Contributed two completed development projects aggregating approximately 0.2 million square feet to AMB Europe Fund I, FCP-FIS in exchange for units with a fair value of $22.4 million;

•	Sold development projects aggregating approximately 0.3 million square feet to third-parties, including 0.2 million square feet that was part of an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010, for an aggregate sales price of approximately $30.0 million, of which $12.5 million related to the installment sale;

•	Sold industrial operating properties aggregating approximately 0.6 million square feet for an aggregate sales price of $44.9 million; and

•	Formed AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico, with third-party institutional investors in Mexico, primarily private pension plans.

See Part I, Item 1, Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s acquisition, development and disposition activity.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2008 (generally defined as properties that are 90% occupied). As of September 30, 2010, the same store industrial pool consisted of properties aggregating approximately 68.6 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three and nine months ended September 30, 2010 and 2009 was as follows:

			For the Nine
			Months Ended
	For the Three Months Ended September 30,		September 30,
	2010	2009	2010	2009

Acquired:(1)
Number of properties	1	—	2	—
Square feet (in thousands)	676	—	1,143	—
Acquisition cost (in thousands)	$23,548	$—	$36,886	$—

Development Properties Sold or Contributed:(2)
Square feet (in thousands)(3)	7	596	518	3,103

(1)	Includes value-added acquisitions.

(2)	Excludes value-added acquisitions.

(3)	For the nine months ended September 30, 2010, the square footage includes 0.2 million square feet related to an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

For the Three Months Ended September 30, 2010 and 2009 (dollars in millions):

	For the Three Months Ended September 30,
Revenues	2010	2009	$ Change	% Change

Rental revenues
Same store	$121.1	$123.2	$(2.1)	(1.7)%
Development	8.9	6.6	2.3	34.8%
Other industrial	21.1	15.9	5.2	32.7%

Total rental revenues	151.1	145.7	5.4	3.7%
Private capital revenues	7.6	7.9	(0.3)	(3.8)%

Total revenues	$158.7	$153.6	$5.1	3.3%

Same store rental revenues decreased $2.1 million from the prior year for the three-month period due primarily to decreased rental rates and increased free rent in 2010. Rental revenues from development increased $2.3 million primarily due to increased occupancy of the company’s development portfolio as the company continues lease-up of the development pool. Other industrial revenues include rental revenues from stabilized development projects that are not yet part of the same store operating pool of properties. The increase in these revenues of $5.2 million primarily reflects the further lease-up of the company’s development portfolio and higher occupancy.

	For the Three Months Ended September 30,
Costs and Expenses	2010	2009	$ Change	% Change

Property operating costs:
Rental expenses	$26.7	$25.7	$1.0	3.9%
Real estate taxes	20.1	19.4	0.7	3.6%

Total property operating costs	$46.8	$45.1	$1.7	3.8%

Property operating costs:
Same store	$37.0	$36.6	$0.4	1.1%
Development	4.5	2.8	1.7	60.7%
Other industrial	5.3	5.7	(0.4)	(7.0)%

Total property operating costs	46.8	45.1	1.7	3.8%

Depreciation and amortization	50.6	46.0	4.6	10.0%
General and administrative	28.7	27.2	1.5	5.5%
Restructuring charges	1.0	—	1.0	100.0%
Fund costs	0.2	0.3	(0.1)	(33.3)%
Other expenses	1.3	3.0	(1.7)	(56.7)%

Total costs and expenses	$128.6	$121.6	$7.0	5.8%

The increase in development operating costs of $1.7 million was primarily due to an increase in real estate taxes and other operating expenses due to higher occupancy of the development portfolio. The increase in depreciation and amortization expenses of $4.6 million is primarily due to increased asset stabilizations and assets moving out of the held for sale or contribution pools in prior quarters. The increase in general and administrative expense of $1.5 million is primarily due to an increase in professional service expenses, an increase in stock compensation amortization and a reduction in capitalized development costs, partially offset by a decrease in income tax expense. During the three months ended September 30, 2010, the company recorded $1.0 million in restructuring charges associated with severance. No restructuring charges were recognized during the three months ended September 30, 2009. Other expenses decreased $1.7 million primarily as a result of a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in the prior year.

	For the Three Months Ended September 30,
Other Income and (Expenses)	2010	2009	$ Change	% Change

Development profits, net of taxes	$0.7	$1.2	$(0.5)	(41.7)%
Equity in earnings of unconsolidated joint ventures, net	3.3	3.3	—	—%
Other income	1.3	3.4	(2.1)	(61.8)%
Interest expense, including amortization	(32.1)	(27.5)	4.6	16.7%
Loss on early extinguishment of debt	(1.9)	—	1.9	100.0%

Total other income and (expenses), net	$(28.7)	$(19.6)	$(9.1)	(46.4)%

Other income decreased $2.1 million from the prior year primarily due to a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in 2009 and minimal foreign currency exchange rate losses in 2010 as compared to gains in 2009, partially offset by insurance proceeds received in 2010. Interest expense increased $4.6 million over the same period in the prior year primarily due to an additional bond issuance in the fourth quarter of 2009 along with the higher line usage during

2010. Loss on early extinguishment of debt of $1.9 million was due to early repayments of outstanding debt during the third quarter of 2010.

	For the Three Months Ended September 30,
Discontinued Operations	2010	2009	$ Change	% Change

Income attributable to discontinued operations	$0.7	$2.6	$(1.9)	(73.1)%
Development profits, net of taxes	—	53.0	(53.0)	(100.0)%
Gains from sale of real estate interests, net of taxes	11.5	8.4	3.1	36.9%

Total discontinued operations	$12.2	$64.0	$(51.8)	(80.9)%

The changes in income attributable to discontinued operations and gains from sale of real estate interests, net of taxes were primarily due to industrial operating property sales in the third quarter of 2010 as compared to 2009. The company sold industrial operating properties, aggregating approximately 0.3 million square feet for a sale price of $25.3 million, with a resulting gain of $8.4 million in the third quarter of 2009, as compared to sales of industrial operating properties of approximately 0.5 million square feet of industrial operating properties for an aggregate sales price of $34.9 million, with a resulting gain of $11.5 million in the third quarter of 2010. During the three months ended September 30, 2010, the company did not sell any value-added conversion projects. During the three months ended September 30, 2009, the company sold value-added conversion projects, including development projects aggregating approximately 0.2 million square feet and 21 land acres, for an aggregate price of $143.9 million, with a resulting gain of approximately $53.0 million.

	For the Three Months Ended September 30,
Preferred Stock/Units	2010	2009	$ Change	% Change

Preferred stock dividends/unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred stock/units	$(4.0)	$(4.0)	$—	—%

For the Nine Months Ended September 30, 2010 and 2009 (dollars in millions):

	For the Nine
	Months Ended September 30,
Revenues	2010	2009	$ Change	% Change

Rental revenues
Same store	$365.3	$374.5	$(9.2)	(2.5)%
Development	25.9	18.7	7.2	38.5%
Other industrial	55.9	39.7	16.2	40.8%

Total rental revenues	447.1	432.9	14.2	3.3%
Private capital revenues	21.9	27.4	(5.5)	(20.1)%

Total revenues	$469.0	$460.3	$8.7	1.9%

Same store rental revenues decreased $9.2 million from the prior year due primarily to decreased average occupancy, rental rates and increased free rent, as compared to the first nine months of 2009. The increase in rental revenues from development of $7.2 million is primarily due to increased occupancy of the company’s development portfolio as the company continues lease-up of the development pool, along with higher common-area maintenance and real estate tax reimbursements in 2010. Other industrial revenues include rental revenues from stabilized development projects that are not yet part of the same store operating pool of properties. The increase in these revenues of $16.2 million primarily reflects the further lease-up of the company’s development portfolio and higher occupancy. The decrease in private capital revenues of $5.5 million was primarily due to the recognition in the first quarter of 2009 of asset management fees received from AMB Japan Fund I, L.P., as well as higher priority distributions earned from the company’s co-investment ventures in 2009.

	For the Nine
	Months Ended September 30,
Costs and Expenses	2010	2009	$ Change	% Change

Property operating costs:
Rental expenses	$82.6	$77.9	$4.7	6.0%
Real estate taxes	59.9	57.2	2.7	4.7%

Total property operating costs	$142.5	$135.1	$7.4	5.5%

Property operating costs:
Same store	$113.0	$111.9	$1.1	1.0%
Development	12.8	7.7	5.1	66.2%
Other industrial	16.7	15.5	1.2	7.7%

Total property operating costs	142.5	135.1	7.4	5.5%

Depreciation and amortization	145.4	124.8	20.6	16.5%
General and administrative	90.8	84.1	6.7	8.0%
Restructuring charges	4.9	3.8	1.1	28.9%
Fund costs	0.6	0.8	(0.2)	(25.0)%
Real estate impairment losses	—	172.1	(172.1)	(100.0)%
Other expenses	1.2	6.6	(5.4)	(81.8)%

Total costs and expenses	$385.4	$527.3	$(141.9)	(26.9)%

The increase in same store operating costs of $1.1 million from the prior year for the nine-month period is primarily due to an increase in utilities, repairs and maintenance expenses and real estate taxes. The increase in development operating costs of $5.1 million was primarily due to an increase in real estate taxes and other operating expenses due to higher occupancy of the development portfolio. The increase in other industrial operating costs of $1.2 million was primarily due to an increase in utilities, repairs and maintenance expenses, roads and grounds expenses, administrative expenses and ground rent expenses over the first nine months of 2009. The increase in depreciation and amortization expenses of $20.6 million is primarily due to increased asset stabilizations and assets moving out of the held for sale or contribution pools in prior quarters. The increase in general and administrative expense of $6.7 million is primarily due to an increase in professional service expenses, an increase in stock compensation amortization and a reduction in capitalized development costs, partially offset by decreases in tax expense, office and occupancy expenses and insurance expenses. During the nine months ended September 30, 2010, the company recorded $4.9 million in restructuring charges associated with severance and the termination of certain contractual obligations as compared to $3.8 million of charges in 2009. The company did not record any real estate impairment losses in the first nine months of 2010. See Note 2 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during the first nine months of 2009. Other expenses decreased $5.4 million primarily as a result of a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as compared to the same period in the prior year.

	For the Nine
	Months Ended September 30,
Other Income and (Expenses)	2010	2009	$ Change	% Change

Development profits, net of taxes	$5.7	$34.5	$(28.8)	(83.5)%
Equity in earnings of unconsolidated joint ventures, net	12.4	7.5	4.9	65.3%
Other income	2.1	4.0	(1.9)	(47.5)%
Interest expense, including amortization	(97.4)	(88.2)	9.2	10.4%
Loss on early extinguishment of debt	(2.5)	(0.7)	1.8	257.1%

Total other income and (expenses), net	$(79.7)	$(42.9)	$(36.8)	(85.8)%

Development profits represent gains from the sale or contribution of development projects, including land. During the nine months ended September 30, 2010, the company recognized development profits of approximately $5.9 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $30.0 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. Additionally, the company recognized development losses of approximately $0.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.2 million square feet, to AMB Europe Fund I, FCP-FIS in exchange for units in the fund. The decrease of $28.8 million is due to the recognition of development profits as a result of the contribution of one completed development project, aggregating approximately 1.0 million square feet, to AMB Japan Fund I, L.P. during the first quarter of 2009.

The increase in equity in earnings of unconsolidated joint ventures of $4.9 million for 2010 was primarily due to impairment losses recognized on the company’s unconsolidated assets under management in the first nine months of 2009. Other income decreased $1.9 million from the prior year primarily due to a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plans as compared to the same period in 2009, partially offset by insurance proceeds received in 2010 and foreign currency exchange rate gains in 2010 as compared to losses in the prior year. Interest expense increased $9.2 million over the same period in 2009 primarily due to an additional bond issuance in the fourth quarter of 2009, along with higher line usage in 2010. Loss on early extinguishment of debt increased $1.8 million over the same period in the prior year, primarily due to early repayments of outstanding debt during the third quarter of 2010.

	For the Nine
	Months Ended September 30,
Discontinued Operations	2010	2009	$ Change	% Change

Income attributable to discontinued operations	$2.7	$2.0	$0.7	35.0%
Development profits, net of taxes	—	53.0	(53.0)	(100.0)%
Gains from sale of real estate interests, net of taxes	15.7	37.2	(21.5)	(57.8)%

Total discontinued operations	$18.4	$92.2	$(73.8)	(80.0)%

The changes in income attributable to discontinued operations and gains from sale of real estate interests, net of taxes were primarily due to fewer sales in 2010 as compared to 2009. The company sold industrial operating properties, aggregating approximately 2.0 million square feet for a sale price of $131.7 million, with a resulting gain of $35.6 million in the first nine months of 2009, as compared to sales of industrial operating properties of approximately 0.6 million square feet of industrial operating properties for an aggregate sales price of $44.9 million, with a resulting gain of $15.7 million. Additionally, during the nine months ended September 30, 2009, the company recognized a deferred gain of $1.6 million on the sale of industrial operating properties, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the nine months ended September 30, 2010, the company did not sell any value-added conversion projects. During the nine months ended September 30, 2009, the company sold value-added conversion projects, including development projects aggregating approximately 0.2 million square feet and 21 land acres, for an aggregate price of $143.9 million, with a resulting gain of approximately $53.0 million.

	For the Nine
	Months Ended September 30,
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

As of September 30, 2010, the parent company owned an approximate 98.1% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.9% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of September 30, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

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

Common and Preferred Equity The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of September 30, 2010: 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

In September 2010, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. The parent company has not repurchased any shares of its common stock under this program.

Market Equity as of September 30, 2010
	Shares/Units		Market	Market Value
Security	Outstanding		Price(1)	(in thousands)(2)

Common stock	168,216,188	(5)	$26.47	$4,452,682
Common limited partnership units(3)	3,305,152		$26.47	87,487

Total	171,521,340			$4,540,169

Total options outstanding				9,317,539
Dilutive effect of stock options(4)				—

(1)	Dollars, per share/unit

(2)	Dollars, in thousands

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $24.73 for the quarter ended September 30, 2010. All stock options were anti-dilutive as of September 30, 2010.

(5)	Includes 1,215,982 shares of unvested restricted stock.

Preferred Stock as of September 30, 2010 (dollars in thousands)
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred stock	6.50%	$50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of September 30, 2010, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1, Note 7 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of industrial operating assets to further enhance liquidity. As of September 30, 2010, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 41.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% pursuant to its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of September 30, 2010

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	43.3%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	46.1%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	41.0%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	43.6%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of September 30, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of the Operating Partnership.”

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

The parent company believes the operating partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the parent company and, in turn, for the parent company to make its dividend payments to its stockholders. However, there can be no assurance that the operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the parent company. The unavailability of capital could adversely affect the operating partnership’s ability to pay its distributions to the parent company, which will, in turn, adversely affect the parent company’s ability to pay cash dividends to its stockholders and the market price of the parent company’s stock.

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

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the three and nine months ended September 30, 2010 and 2009:

		For the Three		For the Nine
		Months Ended September 30,		Months Ended September 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property Corporation	Common stock	$0.280	$0.280	$0.840	$0.840
AMB Property Corporation	Series L preferred stock	$0.406	$0.406	$1.219	$1.219
AMB Property Corporation	Series M preferred stock	$0.422	$0.422	$1.266	$1.266
AMB Property Corporation	Series O preferred stock	$0.438	$0.438	$1.313	$1.313
AMB Property Corporation	Series P preferred stock	$0.428	$0.428	$1.284	$1.284

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the nine months ended September 30, 2010 and 2009, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the nine months ended September 30, 2010 and 2009. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the nine months ended September 30, 2010 and 2009:

	For the Nine Months
	Ended September 30,
Summary of Dividends and Distributions Paid	2010	2009
	(dollars in thousands)

Net cash provided by operating activities	$210,836	$208,239
Dividends paid to common and preferred stockholders(1)	(142,423)	(92,270)
Distributions to noncontrolling interests, including preferred units	(9,681)	(17,054)

Excess of net cash provided by operating activities over dividends and distributions paid	$58,732	$98,915

Net proceeds from divestiture of real estate and securities	$78,947	$449,703

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$137,679	$548,618

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of September 30, 2010, the operating partnership had outstanding an aggregate of $1.6 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.8% and had an average term of 6.0 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to certain of its other debt obligations related to its $425.0 million multi-currency senior unsecured term loan facility, which includes Euro and Yen tranches. Using the exchange rates in effect on September 30, 2010, the facility had an outstanding balance of approximately $224.1 million in U.S. dollars, which bore a weighted average interest rate of 3.4% and matures in October 2012. This facility contains limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility, maturing in June 2011, which, as of September 30, 2010, had a balance of $29.7 million using the exchange rate in effect at September 30, 2010 and bore a weighted average interest rate of 1.05%.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at September 30, 2010, equaled approximately $658.5 million U.S. dollars. As of September 30, 2010, this facility, maturing in June 2011, had a balance of $126.6 million using the exchange rate in effect at September 30, 2010 and bore a weighted average interest rate of 0.62%.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to $750.0 million and to extend the maturity date to July 2012. As of September 30, 2010, this facility, maturing in July 2011, had a balance of $92.8 million using the exchange rate in effect at September 30, 2010 and bore a weighted average interest rate of 1.32%.

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

Cash Flows.  For the nine months ended September 30, 2010, cash provided by operating activities was $210.8 million as compared to $208.2 million for the same period in 2009. This change is primarily due to changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash used in investing activities was $372.1 million for the nine months ended September 30, 2010, as compared to cash provided by investing activities of $107.1 million for the same period in 2009. This change is primarily due to a decrease in net proceeds from divestiture of real estate and securities and an increase in additions to interests in unconsolidated joint ventures, partially offset by a decrease in additions to land, buildings, development costs, building improvements and lease costs. Cash provided by financing activities was $138.7 million for the nine months ended September 30, 2010, as compared to cash used in financing activities of $298.2 million for the same period in 2009. This change is due primarily to an increase in net borrowings on unsecured credit facilities and an increase in net borrowings on senior debt. This activity was partially offset by a decrease in the issuance of common units, an increase in distributions paid and an increase in net payments on secured debt and other debt.

Partners’ Capital.  As of September 30, 2010, the operating partnership had outstanding 167,986,777 common general partnership units; 2,062,139 common limited partnership units; 2,000,000 6.50% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis, during the three and nine months ended September 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Placed in Operations:
Number of projects	—	4	—	10
Square feet	—	669,327	—	3,288,678
Estimated investment(1)	$—	$37,479	$—	$246,017
Sold:
Number of projects	—	—	—	2
Square feet	—	—	—	706,850
Estimated investment(1)	$—	$—	$—	$50,968
Available for Sale or Contribution:
Number of projects	5	6	12	21
Square feet	2,471,103	1,494,182	4,379,324	6,238,192
Estimated investment(1)	$165,384	$159,468	$352,594	$521,802

Total:
Number of projects	5	10	12	33
Square feet	2,471,103	2,163,509	4,379,324	10,233,720
Estimated investment(1)	$165,384	$196,947	$352,594	$818,787

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three and nine months ended September 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010(1)	2009

Square feet	6,615	167,723	337,862	1,693,664
Gross sales price	$4,505	$143,929	$29,972	$256,731
Net proceeds	$4,457	$142,739	$28,774	$241,349
Development profits, net of taxes	$717	$53,002	$5,890	$57,700

(1)	Includes the installment sale of 0.2 million square feet for $12.5 million gross sales price ($12.0 million net proceeds) with development gains of $3.9 million recognized in the nine months ended September 30, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

Development contributions to co-investment ventures during the three and nine months ended September 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

			For the Nine
	For the Three Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Number of projects contributed to AMB U.S. Logistics Fund, L.P.	—	2	—	2
Square Feet	—	428,180	—	428,180
Number of projects contributed to AMB Europe Fund I, FCP-FIS	—	—	2	—
Square Feet	—	—	179,693	—
Number of projects contributed to AMB Japan Fund I, L.P.	—	—	—	1
Square Feet	—	—	—	981,162

Total number of contributed development assets	—	2	2	3
Total square feet	—	428,180	179,693	1,409,342
Gross contribution price	$—	$32,500	$22,391	$217,293
Net proceeds	$—	$—	$22,391	$56,822
Development (losses) profits, net of taxes	$—	$1,220	$(171)	$29,808

Properties Held for Sale or Contribution, Net.  As of September 30, 2010, the operating partnership held for sale 12 properties with an aggregate net book value of $62.5 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the operating partnership held for sale three properties with an aggregate net book value of $13.9 million.

As of September 30, 2010, the operating partnership held for contribution to co-investment ventures seven properties with an aggregate net book value of $165.8 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 96% to an expected range of less than 40%. As of December 31, 2009, the operating partnership held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

As of September 30, 2010, no properties were reclassified from held for sale or contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the nine months ended September 30, 2010, the operating partnership recognized $1.2 million of additional depreciation expense and related accumulated depreciation from the reclassification of assets from properties held for sale and contribution to investments in real estate. During the nine months ended September 30, 2009, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $9.1 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three months ended September 30, 2010, the operating partnership sold industrial operating properties aggregating approximately 0.5 million square feet for an aggregate sales price of $34.9 million, with a resulting gain of $11.5 million. During the nine months ended September 30, 2010, the operating partnership sold approximately 0.6 million square feet of industrial operating properties for an aggregate sales price of $44.9 million, with a resulting gain of $15.7 million. During the three months ended September 30, 2009, the operating partnership sold approximately 0.3 million square feet of three industrial operating properties for an aggregate sales price of $25.3 million, with a resulting gain of $8.4 million. During the nine months ended September 30, 2009, the operating partnership sold industrial operating properties aggregating approximately 2.0 million square feet for an aggregate sales price of $131.7 million, with a resulting gain of $35.5 million. In addition, during the nine months ended September 30, 2009, the company recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate sales price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

Co-investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, which are managed by the operating partnership’s private capital group and provide it with an additional source of capital to fund certain acquisitions, development projects and renovation projects, as well as private capital income. The operating partnership holds interests in both consolidated and unconsolidated co-investment ventures.

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of September 30, 2010, the operating partnership owned approximately 79.5 million square feet of its properties (50.2% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $242.7 million using the exchange rate in effect at September 30, 2010. The company will contribute 20% of the total equity, or approximately $60.7 million, at full deployment, for total equity of $303.4 million available for future investments. Estimated investment capacity in AMB Mexico Fondo Logistico, including the total equity contributions of $303.4 million, is $600 million.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at September 30, 2010 (dollars in thousands):

		Approximate	Original
Consolidated Co-investment	Co-investment Venture	Ownership	Planned
Venture	Partner	Percentage	Capitalization(1)

AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	24%	$490,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	$420,000
AMB-AMS, L.P.	PMT, SPW and TNO	39%	$228,000

(1)	Planned capitalization includes anticipated debt and all partners’ expected equity contributions.

Please see Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant consolidated co-investment ventures.

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at September 30, 2010 (dollars in thousands):

		Approximate	Operating	Estimated
Unconsolidated Co-investment	Co-Investment Venture	Ownership	Partnership’s Net	Investment
Venture	Partner	Percentage	Equity Investment	Capacity

AMB U.S. Logistics Fund, L.P.(1)	AMB U.S. Logistics REIT, Inc.	33%	$360,976	$150,000	(2)
AMB Europe Fund I, FCP-FIS	Institutional investors	31%	$123,428	$300,000	(2)
AMB Japan Fund I, L.P.	Institutional investors	20%	$82,535	$—
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$17,687	$—
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$14,507	$—	(3)

(1)	Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P.

(2)	The investment capacity of AMB U.S. Logistics Fund, L.P. and AMB Europe Fund I, FCP-FIS, as open-ended funds, is not limited. Investment capacity is estimated based on the cash of the fund and additional leverage and may change.

(3)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and, as of September 30, 2010, the remaining estimated investment is $6.5 million to complete the existing development assets held by the fund.

Through its investment in AMB Property Mexico, the operating partnership held equity interests in various other unconsolidated ventures totaling approximately $15.8 million and $18.7 million as of September 30, 2010 and December 31, 2009, respectively.

Please see Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of September 30, 2010, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 41.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market capital,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of September 30, 2010, the aggregate principal amount of the operating partnership’s secured debt was $1.0 billion, excluding $0.1 million of unamortized net premiums. Of the $1.0 billion of secured debt, $741.8 million, excluding unamortized premiums, is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of September 30, 2010, bore interest at rates varying from 0.9% to 8.6% per annum (with a weighted average rate of 4.4%) and had final maturity dates ranging from November 2010 to November 2022. As of September 30, 2010, $708.9 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 5.2%), while the remaining $259.1 million bore interest at variable rates (with a weighted average interest rate of 2.4%). As of September 30, 2010, $594.0 million of the secured debt before unamortized premiums was held by co-investment ventures, including the AMB-SGP, L.P. loan agreement discussed below.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the operating partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate. The aggregate principal amount outstanding under this loan agreement as of September 30, 2010 was $290.3 million.

As of September 30, 2010, the operating partnership had outstanding an aggregate of $1.6 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.8% and had an average term of 6.0 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of September 30, 2010, the operating partnership had $278.4 million outstanding in other debt which bore a weighted average interest rate of 3.8% and had an average term of 2 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $54.3 million balance outstanding as of September 30, 2010. The remaining $224.1 million outstanding in other debt, using the exchange rates in effect on September 30, 2010, is related to a multi-currency senior unsecured term loan facility.

The parent company guarantees the operating partnership’s obligations with respect to certain of its unsecured debt. These unsecured credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under its unsecured credit facilities at September 30, 2010.

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

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of September 30, 2010, the operating partnership was in compliance with its financial covenants under its credit facilities. There can be no assurance, however, that if the financial markets and economic conditions worsen, the operating partnership will be able to continue to comply with its financial covenants.

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

Credit Facilities.  The operating partnership has a $550.0 million (includes Euros, Yen, British pounds sterling or U.S. dollar denominated borrowings) unsecured revolving credit facility. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The facility can be increased to up to $700.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 42.5 basis points as of September 30, 2010, based on the operating partnership’s long-term debt rating, with an annual facility fee of 15.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $550.0 million can be drawn in Euros, Yen, British pounds sterling or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of September 30, 2010, the outstanding balance on this credit facility was $29.7 million, which bore a weighted average interest rate of 1.05%, and the remaining amount available was $509.6 million, net of outstanding letters of credit of $10.7 million, using the exchange rate in effect on September 30, 2010. This facility matures in June 2011.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 55.0 billion Yen, which, using the exchange rate in effect at September 30, 2010, equaled approximately $658.5 million U.S. dollars and bore a weighted average interest rate of 0.62%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. The credit facility matures in June 2011. The rate on the borrowings is generally TIBOR plus a margin, which was 42.5 basis points as of September 30, 2010, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 15.0 basis points of the outstanding commitments under the facility as of September 30, 2010. As of September 30, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on September 30, 2010, was $126.6 million, and the remaining amount available was $531.9 million.

The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling and Euros. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things, and can be increased to up to $750.0 million upon certain conditions and the payment of an extension fee equal to 0.15% of the outstanding commitments. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of September 30, 2010, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of September 30, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at September 30, 2010, was approximately $92.8 million with a weighted average interest rate of 1.32%, and the remaining amount available was $407.2 million.

The above credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the operating partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of September 30, 2010.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of September 30, 2010 (dollars in thousands):

	Wholly Owned
	Unsecured				Total	Consolidated	Total	Unconsolidated		AMB’s Share of
	Senior	Credit	Other	Secured	Wholly Owned	Joint Venture	Consolidated	Joint	Total	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt	Venture Debt	Debt	Debt
2010	$63,000	$—	$—	$280	$63,280	$11,719	$74,999	$12,743	$87,742	$72,743
2011	69,000	249,108	—	15,487	333,595	136,940	470,535	620,338	1,090,873	567,557
2012	—	—	224,143	29,576	253,719	468,820	722,539	462,806	1,185,345	558,673
2013	293,897	—		22,775	316,672	103,817	420,489	812,825	1,233,314	569,765
2014	—	—		4,765	4,765	8,944	13,709	598,760	612,469	200,872
2015	112,491	—		7,685	120,176	16,943	137,119	462,829	599,948	278,613
2016	250,000	—	—	79,620	329,620	15,499	345,119	70,053	415,172	358,508
2017	300,000	—	—	65,994	365,994	490	366,484	10,528	377,012	369,668
2018	125,000	—	—	—	125,000	595	125,595	92,361	217,956	155,497
2019	250,000	—	—	—	250,000	29,229	279,229	7,223	286,452	269,241
Thereafter	119,732	—	—	—	119,732	3,095	122,827	415,692	538,519	257,233

Subtotal	$1,583,120	$249,108	$224,143	$226,182	$2,282,553	$796,091	$3,078,644	$3,566,158	$6,644,802	$3,658,370
Unamortized net (discounts) premiums	(11,849)	—	—	50	(11,799)	62	(11,737)	(5,282)	(17,019)	(15,116)

Subtotal	$1,571,271	$249,108	$224,143	$226,232	$2,270,754	$796,153	$3,066,907	$3,560,876	$6,627,783	$3,643,254
Joint venture partners’ share of debt	—	—	—	—	—	(457,061)	(457,061)	(2,527,468)	(2,984,529)	—

Operating partnership’s share of total debt(2)	$1,571,271	$249,108	$224,143	$226,232	$2,270,754	$339,092	$2,609,846	$1,033,408	$3,643,254	$3,643,254

Weighted average interest rate	5.8%	0.9%	3.4%	3.0%	4.8%	4.9%	4.8%	4.6%	4.7%	4.8%
Weighted average maturity (years)	6.0	0.8	2.0	5.2	4.9	2.2	4.2	3.9	4.1	4.5

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $126.6 million, $68.0 million, $29.7 million and $24.8 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at September 30, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on September 30, 2010.

(2)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of September 30, 2010, the operating partnership had debt maturing in 2010 through 2013, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
Wholly owned debt	2010	2011	2012	2013

Unsecured Senior Debt	$63,000	$69,000	$—	$293,897
Credit Facilities	—	156,336	92,772	—
Other Debt	—	—	224,143	—
Operating Partnership Secured Debt	—	14,365	28,214	21,612

Subtotal	63,000	239,701	345,129	315,509
Consolidated Joint Ventures
AMB-AMS, L.P.	—	—	—	39,409
AMB Institutional Alliance Fund II, L.P.	1,064	—	3,888	196,828
AMB-SGP, L.P.	—	41,297	290,297	—
Other Industrial Operating Joint Ventures	—	54,807	31,432	20,729

Subtotal	1,064	96,104	325,617	256,966
Unconsolidated Joint Ventures
AMB-SGP Mexico	—	58,825	164,640	—
AMB Japan Fund I, L.P.	—	226,650	197,845	481,672
AMB U.S. Logistics Fund, L.P.	—	162,537	76,243	283,667
Other Industrial Operating Joint Ventures	—	31,316	—	57,677

Subtotal	—	479,328	438,728	823,016
Total Consolidated	64,064	335,805	670,746	572,475
Total Unconsolidated	—	479,328	438,728	823,016

Total	$64,064	$815,133	$1,109,474	$1,395,491

Total Operating Partnership’s Share(3)	$63,256	$418,209	$610,118	$606,647

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2013, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2010 through 2013 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of September 30, 2010
	Units		Market	Market Value
Security	Outstanding		Price(1)	(in thousands)(2)

Common general partnership units	167,986,777	(5)	$26.47	$4,446,610
Common limited partnership units(3)	3,305,152		$26.47	87,487

Total	171,291,929			$4,534,097

Total options outstanding				9,317,539
Dilutive effect of stock options(4)				—

(1)	Dollars, per unit.

(2)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units. Dollars, in thousands.

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $24.73 for the quarter ended September 30, 2010. All stock options were anti-dilutive as of September 30, 2010.

(5)	Includes 1,215,982 shares of unvested restricted stock.

Preferred units as of September 30, 2010 (dollars in thousands)
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred units	6.50%	$50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 21.0 million square feet as of September 30, 2010 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of September 30, 2010

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	43.3%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	46.1%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	41.0%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	43.6%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of September 30, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of September 30, 2010, the operating partnership had $176.4 million in cash and cash equivalents and $29.2 million in restricted cash. During the nine months ended September 30, 2010, the operating partnership increased the availability under its lines of credit by approximately $298 million while increasing its share of outstanding debt by approximately $63 million. As of September 30, 2010, the operating partnership had $1.5 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 15%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of September 30, 2010, approximately $139.6 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the three and nine months ended September 30, 2010 and 2009:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,
Paying Entity	Security	2010	2009	2010	2009

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280	$0.840	$0.840
AMB Property, L.P.	Series L preferred units	$0.406	$0.406	$1.219	$1.219
AMB Property, L.P.	Series M preferred units	$0.422	$0.422	$1.266	$1.266
AMB Property, L.P.	Series O preferred units	$0.438	$0.438	$1.313	$1.313
AMB Property, L.P.	Series P preferred units	$0.428	$0.428	$1.284	$1.284
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280	$0.840	$0.840
AMB Property II, L.P.	Series D preferred units(1)	$—	$0.898	$—	$2.693

(1)	On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the nine months ended September 30, 2010 and 2009, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the nine months ended September 30, 2010 and 2009. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the nine months ended September 30, 2010 and 2009:

	For the Nine Months
	Ended September 30,
Summary of Distributions Paid	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$210,836	$208,239
Distributions paid to partners	(144,174)	(94,083)
Distributions to noncontrolling interests, including preferred units	(7,930)	(15,241)

Excess of net cash provided by operating activities over distributions paid	$58,732	$98,915

Net proceeds from divestiture of real estate	$78,947	$449,703

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$137,679	$548,618

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the three and nine months ended September 30, 2010 and 2009 on an owned and managed basis were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

The Americas:
Number of new development projects	3	—	3	2
Square feet	639,264	—	639,264	285,587
Estimated total investment(1)	$56,522	$—	$56,222	$19,364
Europe:
Number of new development projects	—	—	—	2
Square feet	—	—	—	400,029
Estimated total investment(1)	$—	$—	$—	$41,239
Asia:
Number of new development projects	1	—	1	—
Square feet	281,218	—	281,218	—
Estimated total investment(1)	$13,454	$—	$13,454	$—

Total:
Number of new development projects	4	—	4	4
Square feet	920,482	—	920,482	685,616
Estimated total investment(1)	$69,976	$—	$69,676	$60,603
Total construction-in-progress estimated investment(1)(2)	$159,619	$547,467	$159,619	$547,467
Total construction-in-progress invested to date(3)	$103,636	$476,351	$103,636	$476,351
Total construction-in-progress remaining to invest(3)(4)	$55,983	$71,116	$55,983	$71,116

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of September 30, 2010 or 2009, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Portfolio.  As of September 30, 2010, the operating partnership had six construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 1.6 million square feet and have an aggregate estimated investment of $159.0 million upon completion, net of $0.6 million of cumulative real estate impairment losses to date. Four of these projects totaling approximately 1.2 million square feet with an aggregate estimated investment of $122.7 million were held in an unconsolidated co-investment venture. Construction-in-progress, at September 30, 2010, included projects expected to be completed through the fourth quarter of 2011.

On an owned and managed basis, the operating partnership had an additional 29 development projects available for sale or contribution totaling approximately 8.3 million square feet, with an aggregate estimated investment of $828.4 million, net of $71.4 million of cumulative real estate impairment losses to date, and an aggregate net book value of $804.8 million.

As of September 30, 2010, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $979.9 million, or 92%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $79.5 million, or 8%, in order to complete its development portfolio.

In addition to its committed development pipeline, the operating partnership held a total of 2,663 acres of land for future development or sale, on an owned and managed basis, approximately 87% of which was located in the Americas. This included 254 acres that were held in an unconsolidated joint venture. The operating partnership currently estimates that these 2,663 acres of land could support approximately 48.1 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 79 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of September 30, 2010, the operating partnership had investments in co-investment ventures with a gross book value of $1.2 billion, which are consolidated for financial reporting purposes, and net equity investments in unconsolidated co-investment ventures of $599.1 million and a gross book value of $6.8 billion. In the nine months ended September 30, 2010, the operating partnership made a $150 million investment in AMB U.S. Logistics Fund, L.P. and a $50 million investment in AMB Europe Fund I, FCP-FIS. Additionally, third party investors contributed $50.5 million to AMB U.S. Logistics Fund, L.P. and $44.6 million in AMB Europe Fund I, FCP-FIS during the nine months ended September 30, 2010. As of September 30, 2010, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $85.3 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB U.S. Logistics Fund, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Fund I, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This could increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB U.S. Logistics Fund, L.P., and the management regulations of AMB Europe Fund I, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

In addition, on August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $242.7 million using the exchange rate in effect on September 30, 2010. The company will contribute 20% of the total equity, or approximately $60.7 million, at full deployment, for total equity of $303.4 million available for future investments. As of September 30, 2010, no investments had been made in real estate properties within this co-investment venture.

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

Capital Deployment

Land acquisitions during the three and nine months ended September 30, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

The Americas:
Acres	107	—	213	4
Estimated build out potential (square feet)	1,744,906	—	3,635,800	—
Investment(1)	$10,797	$—	$47,509	$1,539
Europe:
Acres	—	—	11	—
Estimated build out potential (square feet)	—	—	377,479	—
Investment(1)	$—	$—	$37,384	$—
Asia:
Acres	—	—	—	38
Estimated build out potential (square feet)	—	—	—	1,075,819
Investment(1)	$—	$—	$—	$17,032

Total:
Acres	107	—	224	42
Estimated build out potential (square feet)	1,744,906	—	4,013,279	1,075,819
Investment(1)	$10,797	$—	$84,893	$18,571

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity, including value-added acquisitions, during the three and nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Number of properties acquired by AMB U.S. Logistics Fund, L.P.	3	—	5	—
Square feet	957,575	—	1,645,507	—
Expected investment(1)	$74,785	$—	$120,337	$—
Number of properties acquired by AMB Europe Fund I, FCP-FIS	1	—	2	—
Square feet	178,272	—	318,536	—
Expected investment(1)	$12,525	$—	$41,913	$—
Number of properties acquired by AMB Property, L.P.	1	—	2	—
Square feet	676,010	—	1,143,355	—
Expected investment(1)	$23,548	$—	$36,886	$—

Total number of properties acquired	5	—	9	—
Total square feet	1,811,857	—	3,107,398	—
Total acquisition cost	$104,460	$—	$192,227	$—
Total acquisition capital	6,398	—	6,909	—

Total expected investment(1)	$110,858	$—	$199,136	$—

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of September 30, 2010 or 2009, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of September 30, 2010, the company had provided approximately $13.2 million in letters of credit, of which $10.7 million were provided under the operating partnership’s $550.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1, Notes 5, 6 and 9 of the “Notes to Consolidated Financial Statements,” as of September 30, 2010, the company had outstanding guarantees and contribution obligations in the aggregate amount of $394.0 million as described below.

As of September 30, 2010, the company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of September 30, 2010, the company also guaranteed $45.6 million and $87.5 million on outstanding loans on five of its consolidated joint ventures and three of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of September 30, 2010.

Performance and Surety Bonds.  As of September 30, 2010, the company had outstanding performance and surety bonds in an aggregate amount of $4.6 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

The following table reflects the calculation of FFO, as adjusted, reconciled from net income (loss) available to common unitholders of the operating partnership and common stockholders of the parent company for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands, except share and per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income (loss) available to common unitholders of the operating partnership	$6,725	$63,951	$5,167	$(43,209)
Net (loss) income available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	(90)	(1,161)	(77)	696

Net income (loss) available to common stockholders of the
parent company	6,635	62,790	5,090	(42,513)
Gains from sale or contribution of real estate interests, net	(11,495)	(8,434)	(15,743)	(37,138)
Depreciation and amortization:
Total depreciation and amortization	50,590	45,975	145,437	124,808
Discontinued operations’ depreciation	890	1,260	3,224	5,202
Non-real estate depreciation	(1,969)	(1,927)	(6,526)	(6,017)
Adjustment for depreciation on development profits	—	—	(1,546)	—
Adjustments to derive FFO, as adjusted, from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net loss)	2,527	6,058	4,220	8,829
Limited partnership unitholders’ noncontrolling interests
(Net loss)	132	447	5	(3,543)
Limited partnership unitholders’ noncontrolling interests
(Development profits)	11	1,388	117	2,445
FFO, as adjusted, attributable to noncontrolling interests	(7,855)	(8,587)	(20,797)	(24,326)
Adjustments to derive FFO, as adjusted, from unconsolidated joint ventures:
The company’s share of net (income) loss	(3,348)	(3,257)	(12,416)	(7,507)
The company’s share of FFO, as adjusted	15,936	11,079	45,833	35,000

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Adjustments for impairments, restructuring charges and debt extinguishment:
Real estate impairment losses	—	—	—	172,059
Discontinued operations’ real estate impairment losses	—	—	—	9,794
Restructuring charges	1,029	—	4,874	3,824
Loss on early extinguishment of debt	1,967	—	2,546	657
Allocation to participating securities(1)	(52)	(261)	(125)	(889)

Funds from operations, as adjusted	$54,998	$106,531	$154,193	$240,685

Basic FFO, as adjusted, per common share and unit	$0.32	$0.72	$0.94	$1.81

Diluted FFO, as adjusted, per common share and unit	$0.32	$0.71	$0.94	$1.80

Weighted average common shares and units:
Basic	170,304,948	148,761,501	163,530,883	133,293,607

Diluted	170,984,957	149,088,298	164,277,050	133,350,535

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO, as adjusted, per common share and unit is adjusted for FFO, as adjusted, distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 1,215,982 unvested restricted shares outstanding for both the three and nine months ended September 30, 2010. Allocations were made to 920,413 unvested restricted shares outstanding for both the three and nine months ended September 30, 2009.

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

The following table reconciles SS NOI, cash-basis SS NOI and cash-basis SS NOI, excluding lease termination fees from net loss for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$13,592	$76,464	$22,285	$(17,858)
Private capital revenues	(7,569)	(7,886)	(21,859)	(27,376)
Depreciation and amortization	50,590	45,975	145,437	124,808
Real estate impairment losses	—	—	—	172,059
General and administrative and fund costs	28,861	27,409	91,371	84,947
Restructuring charges	1,029	—	4,874	3,824
Total other income and expenses	30,058	22,618	80,991	49,542
Total discontinued operations	(12,237)	(64,045)	(18,450)	(92,157)

Net operating income	104,324	100,535	304,649	297,789
Less non same-store NOI	(19,450)	(12,719)	(50,770)	(32,506)
Less non-cash adjustments(1)	(1,652)	(835)	(6,895)	(1,179)

Cash-basis same-store NOI	$83,222	$86,981	$246,984	$264,104

Less lease termination fees	(1,649)	(1,297)	(2,882)	(2,446)

Cash-basis same-store NOI, excluding lease termination fees	$81,573	$85,684	$244,102	$261,658

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties for the quarter ended September 30, 2010:

Operating Portfolio

Square feet owned(2)(3)	139,822,998
Occupancy percentage(3)	92.6%
Average occupancy percentage	91.0%
Weighted average lease terms (years):
Original	6.2
Remaining	3.4
Trailing four quarters tenant retention	67.1%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(11.8)%
Same space square footage commencing (millions)	25.1
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.43
Re-tenanted	$2.59
Weighted average	$2.01
Square footage commencing (millions)	31.4

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	As of September 30, 2010, the company had investments in 7.3 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 152,000 square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 78.8 million rentable square feet with an occupancy rate of 91.8% at September 30, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for the company’s owned and managed operating properties for the quarter ended September 30, 2010:

	The			Total/Weighted
Owned and Managed Property Data(1)	Americas	Europe	Asia	Average

For the quarter ended September 30, 2010:
Rentable square feet	114,514,208	11,829,722	13,479,068	139,822,998
Occupancy percentage at period end(2)	92.4%	93.8%	93.1%	92.6%
Trailing four quarters same space square footage leased	21,617,463	1,093,147	2,358,143	25,068,753
Trailing four quarters rent change on renewals and rollovers(2)(3)	(13.9)%	(8.3)%	(2.6)%	(11.8)%

(1)	Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which the company is the property or asset manager and which the company currently intends to hold for the long term. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2010 was 91.7%, 97.6% and 90.3%, respectively, and trailing four quarters rent change on renewals and rollovers at period end for 2010 was (13.9)%, (14.1)% and 8.7% respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the three months ended September 30, 2010:

Same Store Pool(2)

Square feet in same store pool(3)	127,051,011
% of total square feet	90.9%
Occupancy percentage(3)	92.1%
Average occupancy percentage	91.4%
Weighted average lease terms (years):
Original	6.2
Remaining	3.2
Trailing four quarters tenant retention	66.0%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(11.9)%
Same space square footage commencing (millions)	24.7
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	(2.6)%
Expenses(5)	(1.6)%
Net operating income, excluding lease termination fees(5)(6)	(3.0)%
Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	(2.6)%
Expenses(5)	(1.6)%
Net operating income, excluding lease termination fees(5)(6)	(3.0)%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2008 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, the company had approximately 68.6 million square feet with an occupancy rate of 91.0% at September 30, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended September 30, 2010, on a consolidated basis, the percentage change was (2.2)%, 1.4% and (3.8)%, respectively, for revenues, expenses and net operating income (including straight-line rents) and (2.9)%, 1.4% and (4.8)%, respectively, for revenues, expenses and net operating income (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $11.7 million as of September 30, 2010 (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt(1)	$67,250	$143,757	$553,115	$365,956	$13,709	$1,347,744	$2,491,531	$2,649,937
Average interest rate	7.3%	6.5%	5.2%	6.1%	5.4%	5.3%	5.5%	n/a
Variable rate debt(2)	$7,749	$326,778	$169,424	$54,533	$—	$28,629	$587,113	$581,920
Average interest rate	2.8%	1.4%	2.6%	2.9%	—%	1.9%	1.9%	n/a
Interest payments(3)	$5,114	$13,827	$32,806	$23,760	$736	$71,461	$147,704	n/a

(1)	Represents 80.9% of all outstanding debt at September 30, 2010.

(2)	Represents 19.1% of all outstanding debt at September 30, 2010.

(3)	Represents interest expense related only to the debt balances maturing in each respective year, based upon interest rates at the balance sheet date.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.1 million (net of the swap) annually. As of September 30, 2010, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.1 billion and $3.2 billion, respectively, based on the company’s estimate of current market interest rates. As of December 31, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) both were $3.2 billion, based on our estimate of current market interest rates.

As of September 30, 2010 and December 31, 2009, variable rate debt comprised 19.1% and 38.8%, respectively, of all the company’s outstanding debt. Variable rate debt was $0.6 billion and $1.2 billion as of September 30, 2010 and December 31, 2009, respectively.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at September 30, 2010 were 10 interest rate swaps and two interest rate caps hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans. The company does not hold or issue derivatives for trading purposes.

The following table summarizes the company’s financial instruments as of September 30, 2010 (in thousands):

	2010			2011		2012			2013	2016	2017	Notional	Fair
Related Derivatives	November 1	December 15	December 31	June 1	December 1	October 1	October 15	December 1	December 1	September 28	July 10	Amount	Value

Interest Rate Swaps (EUR)
Notional Amount (USD)		$22,222										$22,222
Receive Floating (%)		3 mo. EURIBOR
Pay Fixed Rate (%)		4.60%
Fair Market Values (USD)		$856											$856
Notional Amount (USD)				$25,630								$25,630
Receive Floating (%)				3 mo. EURIBOR
Pay Fixed Rate (%)				4.45%
Fair Market Values (USD)				$513									$513
Notional Amount (USD)					$7,839							$7,839
Receive Floating (%)					3 mo. EURIBOR
Pay Fixed Rate (%)					1.26%
Fair Market Values (USD)					$(7)								$(7)
Notional Amount (USD)								$11,111				$11,111
Receive Floating (%)								3 mo. EURIBOR
Pay Fixed Rate (%)								1.73%
Fair Market Values (USD)								$(80)					$(80)
Notional Amount (USD)									$12,815			$12,815
Receive Floating (%)									3 mo. EURIBOR
Pay Fixed Rate (%)									2.22%
Fair Market Values (USD)									$(200)				$(200)
Interest Rate Swaps (JPY)
Trade Notional Amount (USD)							$149,555					$149,555
Receive Floating (%)							3 mo. JPY TIBOR
Pay Fixed Rate (%)							0.60%
Fair Market Value (USD)							$(601)						$(601)
Trade Notional Amount (USD)										$25,263		$25,263
Receive Floating (%)										3 mo. JPY TIBOR
Pay Fixed Rate (%)										2.52%
Fair Market Value (USD)										$(202)			$(202)
Trade Notional Amount (USD)										$15,565		$15,565
Receive Floating (%)										3 mo. JPY TIBOR
Pay Fixed Rate (%)										2.52%
Fair Market Value (USD)										$(125)			$(125)
Trade Notional Amount (USD)											$24,605	$24,605
Receive Floating (%)											3 mo. JPY TIBOR
Pay Fixed Rate (%)											2.88%
Fair Market Value (USD)											$(436)		$(436)
Trade Notional Amount (USD)											$15,565	$15,565
Receive Floating (%)											3 mo. JPY TIBOR
Pay Fixed Rate (%)											2.88%
Fair Market Value (USD)											$(276)		$(276)
Interest Rate Caps (USD)
Trade Notional Amount	$7,319											$7,319
Underlying Rate	1 mo. US LIBOR
Strike Price	3.15%
Fair Market Value	$—												$—
Trade Notional Amount						$26,145						$26,145
Underlying Rate						1 mo. US LIBOR
Strike Price						4.25%
Fair Market Value						$3							$3
Foreign Exchange Forward Contracts
FX Forward Contract, Euro
Trade Notional Amount (USD)			$210,144									$210,144
Forward Strike Rate			1.3654
Valuation Key Rate			1.3625
Fair Market Value (USD)			$445										$445
FX Forward Contract, CAD
Trade Notional Amount (USD)			$160,303									$160,303
Forward Strike Rate			1.0310
Valuation Key Rate			1.0307
Fair Market Value (USD)			$—										$—
FX Forward Contract, CAD
Trade Notional Amount (USD)			$75,780									$75,780
Forward Strike Rate			1.0310
Valuation Key Rate			1.0307
Fair Market Value (USD)			$—										$—
FX Forward Contract, GBP
Trade Notional Amount (USD)			$26,717									$26,717
Forward Strike Rate			1.5800
Valuation Key Rate			1.5702
Fair Market Value (USD)			$167										$167

												$816,578	$57

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains (losses) resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $27.6 million and $(10.3) million for the nine months ended September 30, 2010 and 2009, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended September 30, 2010 and 2009, total unrealized and realized (losses) gains from remeasurement and translation included in the company’s results of operations were $(0.6) million and $1.6 million, respectively. For the nine months ended September 30, 2010 and 2009, total unrealized and realized gains (losses) from remeasurement and translation included in the company’s results of operations were $1.0 million and $(4.7) million, respectively.

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

During the third fiscal quarter of 2010, the parent company began migrating certain of its financial processing systems to Yardi software. This Yardi software implementation is part of the parent company’s initiative to transform its technology platform in support of its global operating platform. The parent company plans to continue implementing such software throughout other parts of its business over the next several fiscal quarters. In connection with the Yardi software implementation and resulting business process changes, the parent company continues to enhance the design and documentation of its internal control processes to ensure suitable controls over its financial reporting.

Except as described above, there have been no changes in the parent company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

During the third fiscal quarter of 2010, the operating partnership began migrating certain of its financial processing systems to Yardi software. This Yardi software implementation is part of the operating partnership’s initiative to transform its technology platform in support of its global operating platform. The operating partnership plans to continue implementing such software throughout other parts of its business over the next several fiscal quarters. In connection with the Yardi software implementation and resulting business process changes, the operating partnership continues to enhance the design and documentation of its internal control processes to ensure suitable controls over its financial reporting.

Except as described above, there have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

As of September 30, 2010, there were no material pending legal proceedings to which the parent company, the operating partnership or the company is a party or of which any of its properties is the subject, the determination of which the company anticipates would have a material effect upon its financial condition and results of operations.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Report on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2009, and any amendments thereto, continue to apply to the company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated November 2, 2010 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated November 2, 2010 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated November 2, 2010 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated November 2, 2010 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
101	The following materials from the Quarterly Reports on Form 10-Q of AMB Property Corporation and AMB Property, L.P. for the period ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language):(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Capital,(v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text

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

Date: November 2, 2010

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

Date: November 2, 2010