Form 10-K
period 2010-12-31
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2011-02-18
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common shares held by non-affiliates of AMB Property Corporation (based upon the closing sale price on the New York Stock Exchange) on June 30, 2010 was $3,889,698,154.

As of February 16, 2011, there were 169,409,343 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference portions of AMB Property Corporation’s Proxy Statement for its Annual Meeting of Stockholders which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2010 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of December 31, 2010, the parent company owned an approximate 98.2% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.8% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of December 31, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

FORWARD-LOOKING STATEMENTS

Some of the information included in this annual report on Form 10-K contains forward-looking statements, such as those related to our capital resources, portfolio performance, results of operations and management’s beliefs and expectations, which are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Because these forward-looking statements involve numerous risks and uncertainties, there are important factors that could cause the company’s actual results to differ materially from those in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future events. The events or circumstances reflected in the forward-looking statements might not occur. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “forecasting,” “pro forma,” “estimates” or “anticipates,” or the negative of these words and phrases, or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indicators of whether, or the time at which, such performance or results will be achieved. There is no assurance that the events or circumstances reflected in forward-looking statements will occur or be achieved. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and the company may not be able to realize them.

The following factors, among others, apply to the company’s business as a whole and could cause its actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions in California, the U.S. or globally (including financial market fluctuations), global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund the company’s business activities, including re-financing and interest rate risks;

•	the company’s failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	the company’s failure to maintain its current credit agency ratings or comply with its debt covenants;

•	risks related to the proposed merger transaction with ProLogis, including litigation related to the merger, any decreases in the market price of ProLogis stock and the risk that, if completed, the merger may not achieve its intended results;

•	risks associated with the ability to consummate the merger and the timing of the closing of the merger;

•	risks related to the company’s obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent or failure to lease properties at all or on favorable rents and terms;

•	difficulties in identifying properties, portfolios of properties, or interests in real-estate related entities or platforms to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as the company expects;

•	unknown liabilities acquired in connection with acquired properties, portfolios of properties, or interests in real-estate related entities;

•	the company’s failure to successfully integrate acquired properties and operations;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, the company’s inability to obtain necessary permits and financing, the company’s inability to lease properties at all or at favorable rents and terms, and public opposition to these activities);

•	the company’s failure to set up additional funds, attract additional investment in existing funds or to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or the co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements;

•	risks and uncertainties relating to the disposition of properties to third parties and the company’s ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of the company’s insurance coverage;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with the company’s tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disasters.

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

The company’s website address is http://www.amb.com. The company posts and will post announcements and other company information, some of which may be material, in the Investor Relations section of the company’s website. Investors should visit the company’s website regularly to access such information. The annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K of the parent company and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the company’s website free of charge as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. The company’s Corporate Governance Principles and Code of Business Conduct are also posted on the company’s website. Information contained on the company’s website is not and should not be deemed a part of this report or any other report or filing filed with or furnished to the SEC. The operating partnership does not have a separate internet address and its SEC reports are available free of charge upon request to the attention of the company’s Investor Relations Department, AMB Property Corporation, Pier 1, Bay 1, San Francisco, CA 94111. The following marks are registered trademarks of AMB Property Corporation: AMB®; and High Throughput Distribution® (HTD®).

PART I

Item 1.	Business

The Company

The company is an owner, operator and developer of global industrial real estate, focused on major hub and gateway distribution markets in the Americas, Europe and Asia. As of December 31, 2010, the company owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 159.6 million square feet (14.8 million square meters) in 49 markets within 15 countries.

Of the approximately 159.6 million square feet as of December 31, 2010:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the company owned or partially owned approximately 141.9 million square feet (principally, warehouse distribution buildings) that were 93.7% leased; the company had investments in eight development projects, which are expected to total approximately 2.2 million square feet upon completion; the company owned 25 development projects, totaling approximately 6.8 million square feet, which are available for sale or contribution; and the company had three value-added acquisitions, totaling approximately 1.2 million square feet;

•	through non-managed unconsolidated joint ventures, the company had investments in 46 industrial operating buildings, totaling approximately 7.3 million square feet; and

•	152,000 square feet of office space subject to a ground lease, which is the location of its global headquarters.

The company’s business is operated primarily through the operating partnership. As of December 31, 2010, the parent company owned an approximate 98.2% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

The parent company was incorporated in the state of Maryland in 1997, and the operating partnership was formed in the state of Delaware in 1997. See Part IV, Item 15: Note 17 of “Notes to Consolidated Financial Statements” for segment information related to the company’s operations and information regarding geographic areas.

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

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. Trade and GDP are correlated as higher levels of investment, production and consumption within a globalized economy are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will continue to increase at a rate in excess of growth in global GDP. In the second half of the year, improving consumer demand and double-digit gains in global production and trade led customers to begin rebuilding their inventory levels, which is a trend that management believes will strengthen in 2011. Management also believes that its key hub and gateway markets will continue to lead the recovery in operating fundamentals and that a stronger recovery of fundamentals is expected to take hold in 2011, with further increases in positive net absorption and declining availabilities.

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

Long-Term Growth Strategies

The company believes that its long-term growth will be driven by its ability to:

•	maintain and increase occupancy rates and/or increase rental rates at its properties;

•	raise third-party equity and grow earnings generated from its private capital business by way of the acquisition and development of new properties or through the possible management of third party assets co-invested with the company;

•	acquire industrial real estate with total returns above the company’s cost of capital; and

•	develop properties profitably and then either hold or sell them to third-parties.

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

Growth Through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 27 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with a significant number of institutional investors. As of December 31, 2010, more than 56% of the company’s owned and managed operating portfolio is held through its nine significant co-investment ventures and funds. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company is the largest investor in its open-ended funds and owns a 10-50% interest in its co-investment ventures. The company believes its significant ownership in each of its funds provides a strong alignment of interests with its co-investment partners’ interests.

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

Additionally, the company seeks to acquire industrial properties that are wholly or partially vacant as a part of management’s belief that the discount in pricing attributed to the operating challenges of such a property could provide greater returns once it is stabilized. Value-added acquisitions represent unstabilized properties acquired by the company, which generally have one or more of the following characteristics: (i) existing vacancy, typically in excess of 20%, (ii) short-term lease rollover, typically during the first two years of ownership, or (iii) significant capital improvement requirements, typically in excess of 20% of the purchase price. The company excludes value-

added acquisitions from its owned and managed and consolidated operating statistics prior to stabilization (generally 90% leased) in order to provide investors with data which it feels better reflect the performance of its core portfolio. The company strives to enhance the quality of its portfolio through acquisitions that are accretive to the company’s earnings and its net asset value. The company also seeks to redeploy capital from the sale of non-strategic assets into properties that better fit its current investment focus.

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

Proposed Merger with ProLogis

On January 30, 2011, the parent company and the operating partnership entered into an Agreement and Plan of Merger (the “merger agreement”) with ProLogis, a Maryland real estate investment trust, New Pumpkin Inc., a Maryland corporation and a wholly owned subsidiary of ProLogis, Upper Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of New Pumpkin, and Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of Upper Pumpkin. The merger agreement provides for a merger of equals, in which through a series of transactions, ProLogis and its newly formed subsidiaries will be merged with and into the parent company (the “merger”), with the parent company continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.” As a result of the mergers, each outstanding common share of beneficial interest of ProLogis will be converted into the right to receive 0.4464 of a newly issued share of common stock of the parent company. The merger is subject to customary closing conditions, including receipt of approval of parent company stockholders and ProLogis shareholders.

The merger transactions entail the following steps: (1) Pumpkin LLC will be merged with and into ProLogis, with ProLogis continuing as the surviving entity and as a wholly owned subsidiary of Upper Pumpkin; (2) then, New Pumpkin will be merged with and into the parent company with the parent company continuing as the surviving corporation and its corporate name changed, and (3) then, the surviving corporation will contribute all of the outstanding equity interests of Upper Pumpkin to the operating partnership in exchange for the issuance by the operating partnership of partnership interests to the surviving corporation. As a result of these merger transactions, the combined company will be structured as an UPREIT.

The merger agreement provides that, upon the consummation of the merger, the board of directors of the surviving corporation will consist of 11 members, as follows: (i) Mr. Hamid R. Moghadam, the current chief executive officer of the parent company, (ii) Mr. Walter C. Rakowich, the current chief executive officer of ProLogis, (iii) four individuals to be selected by the current members of the board of directors of the parent company, and (iv) five individuals to be selected by the current members of the board of trustees of ProLogis. In addition, upon the consummation of the merger, (a) Mr. Moghadam and Mr. Rakowich will become co-chief executive officers of the surviving corporation, (b) Mr. William E. Sullivan, the current chief financial officer of ProLogis, will become the chief financial officer of the surviving corporation, (c) Mr. Irving F. Lyons, III, a current member of the board of trustees of ProLogis, will become the lead independent director of the surviving corporation, (d) Mr. Moghadam will become the chairman of the board of directors of the surviving corporation and (e) Mr. Rakowich will become the chairman of the executive committee of the board of directors of the surviving corporation.

The merger agreement also provides that, on December 31, 2012, (i) unless earlier terminated in accordance with the bylaws of the surviving corporation, the employment of Mr. Rakowich as co-chief executive officer will terminate and Mr. Rakowich will thereupon retire as co-chief executive officer and as a director of the surviving corporation, and Mr. Moghadam will become the sole chief executive officer (and will remain the chairman of the board of directors) of the surviving corporation, and (ii) unless earlier terminated, the employment of Mr. Sullivan as the chief financial officer of the surviving corporation will terminate and Mr. Thomas S. Olinger, the current chief financial officer of the parent company, will become the chief financial officer of the surviving corporation.

The parent company and the operating partnership have been named as defendants in at least two pending putative shareholder class actions filed in connection with the merger of the parent company and ProLogis: James Kinsey, et al. v. ProLogis, et al., no. 2011CV818, filed on or about February 2, 2011 in the Denver County District Court, Colorado; and Vernon C. Burrows, et al. v. ProLogis, et al., filed on or about February 15, 2011, in the Circuit Court of Maryland for Baltimore City. The complaints seek to enjoin the merger, alleging, among other things, that ProLogis’ directors and certain executive officers breached their fiduciary duties by failing to maximize the value to be received by ProLogis shareholders and by improperly considering certain directors’ personal interests in the transaction in determining whether to enter into the merger agreement. The Maryland complaint also includes a derivative claim on behalf of ProLogis based upon the same allegations. Both complaints also assert a claim of aiding and abetting breaches of fiduciary duties against ProLogis, the parent company and the merger entities. The Colorado complaint also asserts a claim of aiding and abetting breaches of fiduciary duties against the operating partnership. In addition to an order enjoining the transaction, the complaints seek, among other things, attorneys’ fees and expenses, and the Maryland complaint further seeks certain monetary damages. The parent company and the operating partnership view the complaints to be without merit and intend to defend against them vigorously.

Additional Information About the Proposed Transaction and Where to Find it:

In connection with the proposed transaction, the company expects to file with the SEC a registration statement on Form S-4 that will include a joint proxy statement of ProLogis and the company that also constitutes a prospectus of the company. ProLogis and the company also plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus (if and when it becomes available) and other relevant documents filed by ProLogis and the company with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by ProLogis with the SEC will be available free of charge on ProLogis’ website at www.prologis.com or by contacting ProLogis Investor Relations at +1-303-567-5690. Copies of the documents filed by the company with the SEC will be available free of charge on the company’s website at www.amb.com or by contacting AMB Investor Relations at +1-415-394-9000.

The company and ProLogis and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. You can find information about the company’s executive officers and directors in the company’s definitive proxy statement filed with the SEC on March 23, 2010. You can find information about ProLogis’ executive officers and directors in ProLogis’ definitive proxy statement filed with the SEC on March 30, 2010. Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and other relevant documents filed with the SEC if and when they become available. You may obtain free copies of these documents from the company or ProLogis using the sources indicated above.

This document shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

ITEM 1A.	Risk Factors

BUSINESS RISKS

The company’s operations involve various risks that could have adverse consequences to it. These risks include, among others:

Risks of the Current Economic Environment

Disruptions in the global capital and credit markets may adversely affect the company’s business, results of operations, cash flows and financial condition.

Global market and economic conditions have been unprecedented and challenging with tighter credit conditions, slower growth and recession in most major economies during the last two years. Although signs of recovery may exist, there are continued concerns about the systemic impact of inflation, the availability and cost of credit, a declining real estate market, and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. These conditions, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, contributed to unprecedented levels of volatility in the capital markets during the last two years. Any additional, continued or recurring disruptions in the capital and credit markets may adversely affect the company’s business, results of operations, cash flows and financial condition.

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

As of December 31, 2010, the company had $198.4 million in cash and cash equivalents. The company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in its operating accounts. The invested cash is invested in money market funds that invest solely in direct obligations of the government of the United States or in time deposits with certain financial institutions. To date, the company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the company also has a significant amount of cash deposits in its operating accounts that are with third-party financial institutions, and, as of December 31, 2010, the amount in such deposits was approximately $171.3 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the company has experienced no loss or lack of access to cash in its operating accounts.

The price per share of the parent company’s stock may decline or fluctuate significantly.

The market price per share of the parent company’s common stock may decline or fluctuate significantly in response to many factors, including:

•	general market and economic conditions;

•	actual or anticipated variations in the parent company’s operating results or dividends or the parent company’s payment of dividends in shares of its stock;

•	changes in its funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance existing debt;

•	breaches of covenants and defaults under the operating partnership’s credit facilities and other debt;

•	decreasing (or uncertainty in) real estate valuations, market rents and rental occupancy rates;

•	our proposed merger transaction with ProLogis, including litigation related to the merger, adverse changes in ProLogis’ business or financial condition and any decreases in the market price of ProLogis stock;

•	a change in analyst ratings or the operating partnership’s credit ratings;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the parent company’s stock to demand a higher annual yield from future dividends;

•	adverse market reaction to any additional debt the operating partnership incurs in the future or any other capital market activity the company may conduct, including additional issuances of parent company stock;

•	adverse market reaction to the company’s strategic initiatives and their implementation;

•	changes in market valuations of similar companies;

•	publication of research reports about the parent company or the real estate industry;

•	the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	terrorist activity may adversely affect the markets in which the company’s securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•	governmental regulatory action and changes in tax laws; and

•	the realization of any of the other risk factors included in this report.

Many of the factors listed above are beyond the company’s control. These factors may cause the market price of shares of the parent company’s common stock to decline, regardless of its financial condition, results of operations, business or its prospects.

Risks Related to Our Proposed Merger Transaction with ProLogis

We will be subject to various uncertainties and contractual restrictions while the merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the merger agreement restricts us, without ProLogis’ consent, from making certain acquisitions and dispositions, from engaging in certain capital raising transactions and taking other specified actions while the merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the merger agreement.

Pending litigation against AMB and ProLogis could result in an injunction preventing completion of the merger and the payment of damages in the event the merger is completed and/or may adversely affect our company’s business, financial condition or results of operation before the merger and/or the combined company’s business, financial condition or results of operations following the merger.

In connection with the merger, purported stockholders of ProLogis have filed two putative stockholder class action lawsuits against us and ProLogis, among others. Among other remedies, the plaintiffs seek to enjoin the merger. We may be subject to additional stockholder class action lawsuits during the pendency of the merger. If a final settlement is not reached, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved may adversely affect our business, financial condition or results of operations and/or the combined company’s business, financial condition or results of operations.

We may be unable to obtain in the anticipated timeframe, or at all, satisfaction of all conditions to complete the merger or, in order to do so, we may be required to comply with material restrictions or conditions that may negatively affect the combined company after the merger is completed or cause us to abandon the merger. Failure to complete the merger could negatively affect our future business and financial results.

Completion of the merger is contingent upon, among other things, receipt of certain regulatory approvals and the absence of any injunction prohibiting the merger. All required regulatory authorizations, approvals or consents may not be obtained or may contain terms, conditions or restrictions that will be detrimental to the combined company after completion of the merger.

The stockholders of both AMB and ProLogis must approve the merger transaction at special stockholder meetings to be held after our merger proxy and registration statement is effective. If the stockholders of either company do not approve the merger, the merger will not be consummated.

In addition, satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the merger may materially adversely affect the synergies and other benefits that we and ProLogis expect to achieve from the merger and the integration of our businesses.

We may be unable to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	payment to ProLogis of a termination fee of $210 million, as specified in the merger agreement, depending on the nature of the termination;

•	payment of costs relating to the merger, whether or not the merger is completed; and

•	being subject to litigation related to any failure to complete the merger.

Any delay or inability to satisfy all conditions to complete the merger, or failure to complete the merger could negatively affect our future business, financial condition or results of operation.

If completed, the merger may not achieve its intended results, and we and ProLogis may be unable to successfully integrate our operations.

We and ProLogis entered into the merger agreement with the expectation that the merger will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of AMB and ProLogis can be integrated in an efficient and effective manner.

If the merger is completed, it is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, results of operations, financial condition and prospects.

Debt Financing Risks

The company faces risks associated with the use of debt to fund its business activities, including refinancing and interest rate risks.

As of December 31, 2010, the operating partnership had total debt outstanding of $3.3 billion. As of December 31, 2010, the parent company guaranteed $1.7 billion of the operating partnership’s obligations with respect to the senior debt securities referenced in the parent company’s financial statements. The operating partnership is subject to risks normally associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest. It is likely that the operating partnership will need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the operating partnership may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of its existing debt. If the operating partnership is unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then the operating partnership expects that its cash flow will not be sufficient in all years to repay all such maturing debt and to pay distributions to its unitholders, including the parent company, which, in turn, will be unable to pay cash dividends to its stockholders. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact the operating partnership as well. If interest rates increase, the operating partnership’s interest costs and overall costs of capital will increase, which could adversely affect its financial condition, results of operation and cash flow, the market price of the parent company’s stock, the operating partnership’s ability to pay principal and interest on its debt and to pay distributions to its unitholders, the parent company’s ability to pay cash dividends to its stockholders and the operating partnership’s capital deployment activity. In addition, there may be circumstances that will require the operating partnership to obtain amendments or waivers to provisions in its credit facilities or other financings. There can be no assurance that the operating partnership will be able to obtain necessary amendments or waivers at all or without significant expense. In such case, the operating partnership may not be able to fund its business activities as planned, within budget or at all.

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

As of December 31, 2010, the company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of December 31, 2010, the company also guaranteed $58.6 million and $83.5 million on outstanding loans for five of its consolidated co-investment ventures and three of its unconsolidated co-investment ventures, respectively. Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment venture funds. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements were $260.6 million as of December 31, 2010. The company intends to continue to guarantee debt of its unconsolidated co-investment venture funds and make additional contributions to its unconsolidated co-investment venture funds in connection with property contributions to the funds. Such payment obligations under such guarantees and contribution obligations under such contribution agreements, if required to be paid, could be of a magnitude that could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock.

Adverse changes in the company’s credit ratings could negatively affect its financing activity.

The credit ratings of the operating partnership’s senior unsecured long-term debt and the parent company’s preferred stock are based on its operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of the company. The company’s credit ratings can affect the amount of capital it can access, as well as the terms and pricing of any debt the operating partnership may incur. In addition, the announcement of the proposed merger transaction with ProLogis resulted in the company being placed on a negative credit rating watch list and because ProLogis’ credit rating is lower than the company’s, the credit rating of the combined company may be adversely affected if the proposed merger is completed. There can be no assurance that the company will be able to maintain its current credit ratings, and in the event its current credit ratings are downgraded, the company would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in the company’s credit ratings may trigger additional payments or other negative consequences under its current and future credit facilities and debt instruments. For example, if the operating partnership’s credit ratings of its senior unsecured long-term debt are downgraded to below investment grade levels, the operating partnership may not be able to obtain or maintain extensions on certain of its existing debt. Adverse changes in the operating partnership’s credit ratings could negatively impact its refinancing and other capital market activities, its ability to manage its debt maturities, its future growth, its financial condition, the market price of the parent company’s stock, and its development and acquisition activity.

Covenants in the operating partnership’s debt agreements could adversely affect its financial condition.

The terms of the operating partnership’s credit agreements and other indebtedness require that it complies with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit flexibility in the operating partnership’s operations, and its failure to comply with these covenants could cause a default under the applicable debt agreement even if it has satisfied its payment obligations. As of December 31, 2010, the operating partnership had certain non-recourse, secured loans, which are cross-collateralized by multiple properties. If the operating partnership defaults on any of these loans, it may then be required to repay such indebtedness, together with applicable prepayment charges, to avoid foreclosure on all the cross-collateralized properties within the applicable pool. Foreclosure on the operating partnership’s properties, or its inability to refinance its loans on favorable terms, could adversely impact its financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders or distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock. In addition, the operating partnership’s credit facilities and senior debt securities contain certain cross-default provisions, which are triggered in the event that its other material indebtedness is in default. These cross-default provisions may require the operating partnership to repay or restructure the credit facilities and the senior debt securities in addition to any mortgage or other debt that is in default, which could adversely affect the operating partnership’s financial condition, results of operations, cash flow and ability to pay distributions to its unitholders and the parent company’s ability to pay cash dividends to its stockholders and the market price of its stock.

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

In order to qualify as a real estate investment trust, the parent company is required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and is subject to tax to the extent its income is not fully distributed. While historically the parent company has satisfied these distribution requirements by making cash distributions to its stockholders, the parent company may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, the parent company can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of its stock if certain conditions are met. Assuming the parent company continues to satisfy these distribution requirements with cash, the parent company and the operating partnership may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order to maintain the parent company’s real estate investment trust status and avoid the payment of federal income and excise taxes, the parent company, through the operating partnership, may need to borrow funds on a short-term basis to meet the real estate investment trust distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The company’s ability to access private debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of the company’s growth potential, its current and potential future earnings and cash distributions and the market price of its securities.

The operating partnership could incur more debt, increasing its debt service.

As of December 31, 2010, the operating partnership’s share of total debt-to-its share of total market capitalization ratio was 41.3%. The operating partnership’s definition of “the operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market equity. See footnote 1 to the Capitalization Ratios table contained in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for the operating partnership’s definitions of “market equity” and “the operating partnership’s share of total debt.” As this ratio percentage increases directly with a decrease in the market price per share of the parent company’s capital stock, an unstable market environment will impact this ratio in a volatile manner. There can also be no assurance that the operating partnership would not become more highly leveraged, resulting in an increase in debt service that could adversely affect the cash available for distribution to its unitholders and, in turn, the cash available to distribute to the parent company’s stockholders. Furthermore, if the operating partnership becomes more highly leveraged, the operating partnership may not be in compliance with the debt covenants contained in the agreements governing its co-investment ventures, which could adversely impact its private capital business.

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

As of December 31, 2010, on an owned and managed basis, the company’s occupancy average was 91.2% year-to-date and the leases on 16.4% of the company’s industrial properties (based on annualized base rent) will expire on or prior to December 31, 2011. The company derives most of its income from rent received from its customers. Accordingly, the company’s financial condition, results of operations, cash flow and its ability to pay dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock could be adversely affected if the company is unable to lease vacant space at favorable rents or terms or at all and to promptly relet or renew expiring leases or if the rental rates upon leasing, renewal or reletting are significantly lower than expected. There can be no assurance that the company will be able to lease its vacant space, renew its expiring leases, increase its occupancy to its historical averages or generally realize the potential of its currently low-yielding assets (including the build-out and leasing of its development platform). Periods of economic slowdown or recession are likely to adversely affect the company’s leasing activities. If a customer experiences a downturn in its business or other type of financial distress, then it may be unable to make timely rental payments or renew its lease. Further, the company’s ability to rent space and the rents that it can charge are impacted, not only by customer demand, but by the number of other properties the company has to compete with to appeal to customers.

The company could be adversely affected if a significant number of its customers are unable to meet their lease obligations.

The company’s results of operations, distributable cash flow and the value of the parent company’s stock would be adversely affected if a significant number of the company’s customers were unable to meet their lease obligations. In the current economic environment, it is likely that customer bankruptcies will increase. If a customer seeks the protection of bankruptcy, insolvency or similar laws, such customer’s lease may be terminated in the process and result in a reduction of cash flow to the company. In the event of a significant number of lease defaults and/or tenant bankruptcies, the company’s cash flow may not be sufficient to pay distributions to the operating partnership’s unitholders and cash dividends to the parent company’s stockholders and repay maturing debt and any other obligations. As of December 31, 2010, on an owned and managed basis, the company did not have any single customer account for annualized base rent revenues greater than 3.1%. However, in the event of lease defaults by a significant number of the company’s customers, the company may incur substantial costs in enforcing its rights as landlord.

Declining real estate valuations and impairment charges could adversely affect the company’s earnings and financial condition.

The economic downturn has generally resulted in lower real estate valuations, which has required the company to recognize real estate impairment charges on its assets. The company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the first test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. As a result of changing market conditions, the company may need to re-evaluate the carrying value of its investments and recognize real estate impairment losses on certain of its investments.

The principal trigger which has led to impairment charges in the recent past was the severe economic deterioration in some markets resulting in a decrease in leasing and rental rates, rising vacancies and an increase in capitalization rates. Impairments may be necessary in the future in the event that market conditions deteriorate and impact the factors used to estimate fair value, which may include impairments relating to the company’s unconsolidated real estate as well as impairments relating to the company’s investments in its unconsolidated co-investment ventures. Investments in unconsolidated joint ventures are presented under the equity method. The equity method is used when the company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture. Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the company evaluates the investment for impairment by estimating the company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the company’s positive intent and ability to hold the investment until the forecasted recovery. If the company determines the loss in value is other than temporary, the company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. During the year ended December 31, 2010, the company did not record any impairment on its investments in unconsolidated co-investment ventures. There can be no assurance that the estimates and assumptions the company uses to assess impairments are accurate and will reflect actual results. A worsening real estate market may cause the company to reevaluate the assumptions used in its impairment analysis and its intent to hold, sell, develop or contribute properties. Impairment charges could adversely affect the company’s financial condition, results of operations and its ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders and the market price of the parent company’s stock.

The company’s performance and value are impacted by the local economic conditions of and the risks associated with doing business in California.

As of December 31, 2010, the company’s industrial properties located in California represented 21.1% of the aggregate square footage of its industrial operating properties and 19.7% of its industrial annualized base rent, on an owned and managed basis. The company’s revenue from, and the value of, its properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties the company has located in California, a downturn in California’s economy or real estate conditions could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to its stockholders and the market price of its stock.

A number of the company’s properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. The company’s largest concentration of such properties is in California where, on an owned and managed basis, as of December 31, 2010, the company had 277 industrial buildings, aggregating approximately 29.9 million square feet, on an owned and managed basis. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. The company carries earthquake insurance on all of its properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that it believes are commercially reasonable. The company evaluates its earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

As of December 31, 2010, approximately 91.4 million square feet of the company’s properties were held through joint ventures, limited liability companies or partnerships with third parties. The company’s organizational documents do not limit the amount of available funds that it may invest in partnerships, limited liability companies or joint ventures, and the company may and currently intends to develop and acquire properties through joint ventures, limited liability companies, partnerships with and investments in other entities when warranted by the circumstances. However, there can be no assurance that the company will be able to form new joint ventures, attract third party investment or make additional investments in new or existing joint ventures, successfully develop or acquire properties through such joint ventures, or realize value from such joint ventures. The company’s inability to do so may have an adverse effect on the company’s growth, its earnings and the market price of the parent company’s securities.

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

Further, the company’s business has grown rapidly and may continue to grow in a strategic and deliberate manner. If the proposed merger with ProLogis is completed, the risks associated with the combined company’s international business will be enhanced due to the combined company’s larger international presence. If the company fails to effectively manage its international growth or integrate the combined company’s international operations in the event the merger is completed, then the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock could be adversely affected.

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

A number of the company’s properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. The company’s largest concentration of such properties is in California where, on an owned and managed basis, as of December 31, 2010, the company had 277 industrial buildings, aggregating approximately 29.9 million square feet and representing 21.1% of its industrial operating properties based on aggregate square footage and 19.7% based on industrial annualized base rent, on an owned and managed basis. International properties located in active seismic areas include Tokyo and Osaka, Japan and Mexico City, Mexico. The company carries earthquake insurance on all of its properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles that it believes are commercially reasonable. The company evaluates its earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

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

Risks Associated with the Company’s Dependence on Key Personnel

The company depends on the efforts of its executive officers and other key employees. From time to time, the company’s personnel and their roles may change. As part of the company’s cost savings plan in 2008 and 2009, the company has reduced its total global headcount and may do so again in the future. In connection with the completion of the proposed merger with ProLogis, there may be additional changes to the company’s personnel and their roles that impact the combined company. While the company believes that it has retained its key talent, left its global platform intact and can find suitable employees to meet its personnel needs, the loss of key personnel, any change in their roles, or the limitation of their availability could adversely affect the company’s financial condition, results of operations, cash flow and ability to pay cash dividends to the parent company’s stockholders and distributions to the operating partnership’s unitholders, and the market price of the parent company’s stock. The company currently does not have employment agreements with any of its executive officers, other than agreements that may be contingent on the completion of the proposed merger with ProLogis.

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

The parent company elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ended December 31, 1997. The parent company believes it has operated so as to qualify as a real estate investment trust under the Internal Revenue Code and believes that the parent company’s current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable it to continue to qualify as a real estate investment trust. However, it is possible that the parent company has been organized or has operated in a manner that would not allow it to qualify as a real estate investment trust, or that the parent company’s future operations could cause it to fail to qualify. Qualification as a real estate investment trust requires the parent company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the parent company’s control. For example, in order to qualify as a real estate investment trust, the parent company must derive at least 95% of its gross income in any year from qualifying sources. In addition, the parent company must pay dividends to its stockholders aggregating annually at least 90% of its real estate investment trust taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. While historically the parent company has satisfied the distribution requirement discussed above by making cash distributions to its stockholders, the parent company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, the parent company can satisfy up to 90% of this distribution requirement through the distribution of shares of its stock if certain conditions are met. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a real estate investment trust are more complicated in the parent company’s case because it holds its assets through the operating partnership.

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

As the parent company is a real estate investment trust, the company is dependent on external sources of capital and the parent company may issue common or preferred stock and the operating partnership may issue debt securities to fund the company’s future capital needs. The company has the authority to issue shares of common stock or other equity or debt securities, and to cause the operating partnership or AMB Property II, L.P., one of the company’s subsidiaries, to issue limited partnership units, in exchange for property or otherwise. Existing stockholders have no preemptive right to acquire any additional securities issued by the operating partnership, AMB Property II, L.P., or the parent company and any issuance of additional equity securities may adversely affect the market price of the parent company’s stock and could result in dilution of an existing stockholder’s investment. In addition, in the event the proposed merger with ProLogis is completed, the investment of existing stockholders will be diluted based on the exchange ratio of ProLogis shares of common stock into the company’s shares, which will result in current AMB stockholders owning approximately 40% of the combined company.

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

The parent company’s board of directors has decided to align the parent company’s regular dividend payments with the projected taxable income from recurring operations alone. The parent company may make special distributions going forward, as necessary, related to taxable income associated with any asset dispositions and gain activity. In the past, the parent company’s board of directors has suspended dividends to the parent company’s stockholders, and it is possible that they may do so again in the future, or decide to pay dividends partially in the parent company’s own stock as provided for in the Internal Revenue Code.

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

The operating partnership and AMB Property II, L.P. had 3,041,743 common limited partnership units issued and outstanding as of December 31, 2010, all of which are currently exchangeable on a one-for-one basis into shares of the parent company’s common stock. In the future, the operating partnership or AMB Property II, L.P. may issue additional limited partnership units, and the parent company may issue shares of common stock, in connection with the acquisition of properties or in private placements. These shares of common stock and the shares of common stock issuable upon exchange of limited partnership units may be sold in the public securities markets over time, pursuant to registration rights that the parent company has granted, or may grant in connection with future issuances, or pursuant to Rule 144 under the Securities Act of 1933. In addition, common stock issued under the company’s stock option and incentive plans may also be sold in the market pursuant to registration statements that the parent company has filed or pursuant to Rule 144. As of December 31, 2010, under the company’s stock option and incentive plans, the company had 4,014,453 shares of common stock reserved and available for future issuance, had outstanding options to purchase 8,694,938 shares of common stock (of which 6,361,551 are vested and exercisable and 5,731,803 have exercise prices below market value at December 31, 2010) and had 1,202,122 unvested restricted shares of common stock outstanding. Future sales of a substantial number of shares of the parent company’s common stock in the market or the perception that such sales might occur could adversely affect the market price of the parent company’s common stock. Further, the existence of the common limited partnership units of the operating partnership and AMB Property II, L.P. and the shares of the parent company’s common stock reserved for issuance upon exchange of limited partnership units and the exercise of options, and registration rights referred to above, may adversely affect the terms upon which the parent company is able to obtain additional capital through the sale of equity securities.

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

INDUSTRIAL PROPERTIES

As of December 31, 2010, the company owned and managed 1,128 industrial buildings aggregating approximately 141.9 million rentable square feet (on a consolidated basis, the company had 697 industrial buildings aggregating approximately 79.8 million rentable square feet), excluding development and renovation projects and recently completed development projects available for sale or contribution, located in 49 global markets throughout the Americas, Europe and Asia. The company’s industrial properties were 93.7% leased to 2,655 customers, the largest of which accounted for no more than 3.1% of the company’s annualized base rent from its industrial properties. See Part IV, Item 15: Note 17 of “Notes to Consolidated Financial Statements” for segment information related to the company’s operations.

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

The following table identifies types and characteristics of the company’s industrial buildings and each type’s percentage, based on square footage, of the company’s total owned and managed operating portfolio:

		December 31,
Building Type	Description	2010	2009

Warehouse	Customers typically 15,000-75,000 square feet, single or multi-customer	56.0%	55.3%
Bulk Warehouse	Customers typically over 75,000 square feet, single or multi-customer	34.7%	34.8%
Flex Industrial	Includes assembly or research & development, single or multi-customer	3.3%	3.6%
Light Industrial	Smaller customers, 15,000 square feet or less, higher office finish	2.2%	2.3%
Air Cargo	On-tarmac or airport land for transfer of air cargo goods	2.3%	2.4%
Trans-Shipment	Unique configurations for truck terminals and cross-docking	1.0%	1.0%
Office	Single or multi-customer, used strictly for office	0.5%	0.6%

		100.0%	100.0%

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

Overview of Our Global Market Presence.  The company’s industrial properties are located in the following markets:

The Americas		Europe	Asia

Atlanta	Orlando	Amsterdam	Beijing
Austin	Querétaro	Bremerhaven	Guangzhou
Baltimore/Washington D.C.	Reynosa	Brussels	Nagoya
Boston	Rio de Janeiro	Frankfurt	Osaka
Chicago	San Francisco Bay Area	Hamburg	Seoul
Dallas/Ft. Worth	Sao Paulo	Le Havre	Shanghai
Guadalajara	Savannah	London	Singapore
Houston	Seattle	Lyon	Tokyo
Mexico City	South Florida	Madrid
Minneapolis	Southern California	Milan
Monterrey	Tijuana	Paris
New Orleans	Toronto	Rotterdam
Northern New Jersey/New York City

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

Portfolio Overview

The following includes the company’s owned and managed operating portfolio and development properties, investments in operating properties through non-managed unconsolidated joint ventures, and recently completed developments that have not yet been placed in operations but are being held for sale or contribution:

					2010	Trailing Four
		The Company’s		Annualized	Same Store NOI	Quarters Rent
	Square Feet	Share of Square	2010	Base Rent(1)	Growth Without	Change on
	as of	Feet as of	Average	psf as of	Lease	Renewals and
	12/31/2010	12/31/2010	Occupancy	12/31/2010	Termination Fees(2)	Rollovers(3)

Southern California	18,851,649	60.3%	93.1%	$6.33	(0.1)%	(18.4)%
Chicago	13,092,788	59.4%	90.8%	4.90	(2.7)%	(21.2)%
No. New Jersey/New York	13,023,043	60.6%	87.8%	6.99	(9.1)%	(14.1)%
San Francisco Bay Area	11,049,083	77.6%	92.8%	6.31	(1.7)%	(1.5)%
Seattle	7,883,361	58.5%	90.5%	5.45	(8.2)%	(10.0)%
South Florida	7,033,688	69.6%	96.7%	6.95	6.5%	(29.2)%
U.S. On-Tarmac(4)	2,597,717	90.3%	88.3%	18.68	(4.6)%	(5.5)%
Other U.S. Markets	28,321,937	66.3%	87.7%	5.23	(7.9)%	(19.9)%

U.S. Total/Wtd Avg	101,853,266	65.0%	90.8%	$6.23	(4.1)%	(15.1)%

Canada	3,564,450	100.0%	99.0%	$5.70	28.7%	(19.7)%

Mexico City	4,584,491	42.4%	95.5%	5.56	(5.4)%	(7.3)%
Guadalajara	3,390,137	33.0%	92.0%	4.49	(12.8)%	(4.3)%
Other Mexico Markets	1,089,347	71.8%	72.2%	4.27	(66.4)%	(20.2)%

Mexico Total/Wtd Avg	9,063,975	42.4%	91.6%	$5.04	(11.1)%	(7.0)%

The Americas Total/Wtd Avg	114,481,691	64.3%	90.8%	$6.12	(3.8)%	(14.6)%

France	5,117,512	45.9%	96.8%	$7.31	(6.9)%	(9.3)%
Germany	3,935,466	48.9%	96.5%	7.97	(4.5)%	(7.3)%
Benelux	3,370,999	47.9%	85.1%	9.61	(13.0)%	(10.0)%
Other Europe Markets	1,065,173	53.3%	100.0%	10.89	0.9%	n/a

Europe Total/Wtd Avg(5)	13,489,150	47.9%	93.6%	$8.32	(7.4)%	(9.1)%

Tokyo	6,385,887	34.1%	93.5%	16.99	5.3%	(6.4)%
Osaka	2,423,978	34.0%	92.8%	13.17	11.1%	3.6%

Japan Total/Wtd Avg(5)	8,809,865	34.0%	93.3%	$15.92	6.6%	(4.6)%

China	3,563,325	100.0%	85.3%	$4.49	(22.7)%	(0.8)%
Singapore	941,601	100.0%	96.4%	10.36	(5.5)%	2.0%
Other Asia Markets	593,898	100.0%	92.3%	7.42	(9.4)%	(19.3)%

Asia Total/Wtd Avg(5)	13,908,689	58.2%	91.8%	$12.27	(11.6)%	(0.8)%

Owned and Managed Total/Wtd Avg(6)	141,879,530	62.2%	91.2%	$6.95	(3.2)%	(11.9)%

Other Real Estate Investments(7)	7,495,959	51.8%	86.9%	5.60

Total Operating Portfolio	149,375,489	61.6%	91.0%	$6.89

Development
Construction-in-Progress	2,174,164	61.2%
Pre-Stabilized Developments(8)	6,779,649	96.5%

Development Portfolio Subtotal	8,953,813	87.9%
Value-added acquisitions(9)	1,228,355	95.5%

Total Global Portfolio	159,557,657	63.4%

(1)	Annualized base rent (“ABR”) is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2010, multiplied by 12.

(2)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a reconciliation to net income and a discussion of why management believes same store cash basis NOI is a useful supplemental measure for the company’s management and investors, ways to use this measure when assessing the company’s financial performance, and the limitations of the measure as a measurement tool.

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

(4)	Includes domestic on-tarmac air cargo facilities at 14 airports.

(5)	Annualized base rent for leases denominated in foreign currencies is translated using the currency exchange rate at December 31, 2010

(6)	Owned and managed is defined by the company as assets in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which the company currently intends to hold for the long term.

(7)	Includes investments in operating properties through the company’s investments in unconsolidated joint ventures that it does not manage, and are therefore excluded from the company’s owned and managed portfolio, and the location of the company’s global headquarters.

(8)	Represents development projects available for sale or contribution that are not included in the operating portfolio.

(9)	Represents unstabilized properties which the company acquires as a part of management’s current belief that the discount in pricing attributed to the operating challenges of the property could provide greater returns, once stabilized, than the returns of stabilized properties, which are not value-added acquisitions. Value added acquisitions generally have one or more of the following characteristics: (i) existing vacancy, typically in excess of 20%, (ii) short-term lease rollover, typically during the first two years of ownership, or (iii) significant capital improvement requirements, typically in excess of 20% of the purchase price. The company excludes value-added acquisitions from its owned and managed and consolidated operating statistics prior to stabilization (generally 90% leased) in order to provide investors with data which it feels better reflects the performance of its core portfolio.

Lease Expirations(1)

The following table summarizes the lease expirations for the company’s owned and managed operating properties for leases in place as of December 31, 2010, without giving effect to the exercise of renewal options or termination rights, if any, at or prior to the scheduled expirations:

	Square	Annualized Base	% of Annualized
Year	Feet	Rent (000’s)(2)(3)	Base Rent(2)

2011	24,678,703	$157,484	16.4%
2012	20,514,077	149,209	15.5
2013	20,978,848	152,484	15.9
2014	17,227,612	136,384	14.2
2015	17,959,862	129,908	13.5
2016	10,444,104	67,006	7.0
2017	6,370,671	46,050	4.8
2018	3,914,378	31,429	3.3
2019	5,558,011	38,742	4.0
2020+	6,115,141	50,882	5.4

Total	133,761,407	$959,578	100.0%

(1)	Schedule includes leases that expire on or after December 31, 2010. Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which it is the property or asset manager, and which the company currently intends to hold for the long term.

(2)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of, December 31, 2010, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2010.

(3)	Apron rental amounts (but not square footage) are included.

Customer Information(1)

Top Customers.  As of December 31, 2010, the company’s largest customers by annualized base rent, on an owned and managed basis, are set forth in the table below:

		Annualized
		Base Rent	% of Annualized	Square
Customer(2)		(000’s)(3)	Base Rent(3)(4)	Feet

1	Deutsche Post World Net (DHL)(5)	$28,197	3.1%	3,106,516
2	United States Government(5)(6)	20,349	2.2	1,357,525
3	Sagawa Express	19,968	2.2	1,172,253
4	Nippon Express	15,258	1.7	1,029,170
5	FedEx Corporation(5)	14,369	1.6	1,291,035
6	Kuehne + Nagel Inc.	12,807	1.4	2,044,892
7	Panalpina	10,992	1.2	1,703,945
8	Caterpillar Logistics Services	8,950	1.0	543,039
9	Panasonic Logistics	7,992	0.9	620,273
10	BAX Global/Schenker/Deutsche Bahn(5)	7,697	0.8	811,450

	Top 10 customers	$146,579	16.1%	13,680,098
	Top 11-20 customers	54,982	5.9	7,308,110

	Top 20 customers	$201,561	22.0%	20,988,208

(1)	Schedule includes owned and managed operating properties.

(2)	Customer(s) may be a subsidiary of or an entity affiliated with the named customer.

(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2010, multiplied by 12. If free rent is granted, then the first positive rent value is used. Leases denominated in foreign currencies are translated using the currency exchange rate at December 31, 2010.

(4)	Computed as aggregate annualized base rent divided by the aggregate annualized base rent of operating properties.

(5)	Airport apron rental amounts (but not square footage) are included.

(6)	United States Government includes the United States Postal Service, United States Customs, United States Department of Agriculture and various other U.S. governmental agencies.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics(1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties as of and for the years ended December 31, 2010, 2009 and 2008:

Operating Portfolio	2010	2009	2008

Square feet owned(2)(3)	141,879,530	132,639,328	131,508,119
Occupancy percentage(3)	93.7%	91.2%	95.1%
Average occupancy percentage	91.2%	91.4%	94.9%

Weighted average lease terms (years):
Original	6.2	6.3	6.2
Remaining	3.3	3.5	3.4

Trailing four quarters tenant retention	69.6%	61.2%	71.5%

Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(11.9)%	(6.9)%	3.1%
Same space square footage commencing (millions)	24.4	21.7	18.4

Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.42	$1.14	$1.43
Re-tenanted	$2.54	$2.61	$3.23
Weighted average	$2.02	$1.73	$2.02
Square footage commencing (millions)	31.1	27.0	22.0

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	As of December 31, 2010, the company had investments in 7.3 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 152,000 square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 79.8 million rentable square feet with an occupancy rate of 93.0% at December 31, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

Owned and Managed Same Store Operating Statistics(1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the years ended December 31, 2010, 2009, and 2008:

Same Store Pool(2)	2010	2009	2008

Square feet in same store pool(3)	126,035,571	113,692,509	100,912,256
% of total square feet	88.8%	85.7%	76.7%
Occupancy percentage(3)	93.2%	90.9%	94.8%
Average occupancy percentage	91.0%	91.6%	94.6%

Weighted average lease terms (years):
Original	6.2	6.2	5.8
Remaining	3.2	3.2	2.8

Trailing four quarters tenant retention	63.5%	61.1%	71.7%

Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(12.6)%	(7.7)%	2.7%
Same space square footage commencing (millions)	23.8	20.2	17.3

Growth % increase (decrease) (including straight-line rents):
Revenues(5)	(2.2)%	(2.3)%	3.4%
Expenses(5)	(0.7)%	2.8%	5.0%
Net operating income, excluding lease termination fees(5)(6)	(2.8)%	(4.2)%	2.8%

Growth % increase (decrease) (excluding straight-line rents):
Revenues(5)	(2.5)%	(2.5)%	4.0%
Expenses(5)	(0.7)%	2.8%	5.0%
Net operating income, excluding lease termination fees(5)(6)	(3.2)%	(4.5)%	3.7%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects and recently completed development projects available for sale or contribution.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments completed (generally defined as properties that are stabilized or have been substantially complete for at least 12 months) after December 31, 2008, 2007, and 2006 for the years ended December 31, 2010, 2009, and 2008, respectively. Stabilized is generally defined as properties that are 90% occupied.

(3)	On a consolidated basis, the company had approximately 68.5 million square feet with an occupancy rate of 92.3% at December 31, 2010.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	As of December 31, 2010, on a consolidated basis, the percentage change was (1.8)%, 0.4% and (2.7)% respectively, for revenues, expenses and NOI (including straight-line rents) and (3.1)%, 0.4% and (4.6)%, respectively, for revenues, expenses and NOI (excluding straight-line rents).

(6)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures” for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

DEVELOPMENT PROPERTIES

Development Portfolio(1)

The following table sets forth the development portfolio of the company as of December 31, 2010 (dollars in thousands):

	2011 Expected		2012 Expected		Total Construction-in-		Pre-Stabilized
	Completions(2)		Completions(2)		Progress		Developments(3)		Total Development Portfolio
		Estimated		Estimated		Estimated		Estimated		Estimated	% of Total
	Estimated	Total	Estimated	Total	Estimated	Total	Estimated	Total	Estimated	Total	Estimated
	Square Feet	Investment(4)	Square Feet	Investment(4)	Square Feet	Investment(4)	Square Feet	Investment(4)	Square Feet	Investment(4)	Investment(4)

The Americas

United States	557,915	$66,701	—	$—	557,915	$66,701	1,312,326	$158,646	1,870,241	$225,347	24.0%

Other Americas	639,264	57,462	221,233	11,625	860,497	69,087	1,228,613	87,250	2,089,110	156,337	16.7%

The Americas Total	1,197,179	$124,163	221,233	$11,625	1,418,412	$135,788	2,540,939	$245,896	3,959,351	$381,684	40.7%

Europe

France	—	$—	—	$—	—	$—	647,976	$49,299	647,976	$49,299	5.3%

Germany	—	—	—	—	—	—	139,608	18,053	139,608	18,053	1.9%

Benelux	—	—	—	—	—	—	669,881	94,583	669,881	94,583	10.1%

Other Europe	—	—	—	—	—	—	444,043	44,789	444,043	44,789	4.7%

Europe Total	—	$—	—	$—	—	$—	1,901,508	$206,724	1,901,508	$206,724	22.0%

Asia

Japan	—	$—	—	$—	—	$—	1,811,434	$292,730	1,811,434	$292,730	31.2%

China	281,218	13,699	474,534	21,264	755,752	34,963	525,768	22,225	1,281,520	57,188	6.1%

Asia Total	281,218	$13,699	474,534	$21,264	755,752	$34,963	2,337,202	$314,955	3,092,954	$349,918	37.3%

Total	1,478,397	$137,862	695,767	$32,889	2,174,164	$170,751	6,779,649	$767,575	8,953,813	$938,326	100.0%

Real estate impairment losses(5)						(985)		(67,592)		(68,577)

Estimated total investment, net of real estate impairment losses(4)						$169,766		$699,983		$869,749

Number of Projects		5		3		8		25		33

AMB’s Weighted Average Ownership Percentage		37.2%		100.0%		49.3%		96.3%		87.8%

Remainder to Invest		$39,752		$23,725		$63,477		$19,384		$82,861

The Company’s Share of Remainder to Invest(6)(7)(8)		$11,421		$23,725		$35,146		$19,277		$54,423

Weighted Average Estimated Yield(7)(8)(9)		9.2%		8.7%		9.1%		6.2%		6.8%

Weighted Average Estimated Yield, net of real estate impairment losses(8)(9)		9.2%		9.0%		9.2%		6.8%		7.3%

Percent Pre-Leased(10)		63.2%		22.1%		50.0%		56.2%		54.7%

(1)	Includes investments held through unconsolidated joint ventures.

(2)	Completions are generally defined as properties that are stabilized or have been substantially complete for at least 12 months.

(3)	Pre-stabilized development represents assets which have reached completion but have not reached stabilization. Stabilization is generally defined as properties that are 90% occupied.

(4)	Represents total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated to U.S. dollars using the exchange rate at December 31, 2010. We cannot assure you that any of these projects will be completed on schedule or within budgeted amounts. Includes value-added conversion projects.

(5)	See Part IV, Item 15: Note 2 of “Notes to Consolidated Financial Statements” for discussion of real estate impairment losses.

(6)	Amounts include capitalized interest as applicable.

(7)	Calculated using estimated total investment before the impact of cumulative real estate impairment losses.

(8)	Calculated as the company’s share of amounts funded to date to its share of estimated total investment.

(9)	Yields exclude value-added conversion projects and are calculated on an after-tax basis for international projects.

(10)	Represents the executed lease percentage of total square feet as of the balance sheet date.

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

The following table summarizes the company’s nine consolidated and unconsolidated significant co-investment ventures as of December 31, 2010:

			Principal		Incentive
	Date	Geographic	Venture	Functional	Distribution
Co-investment Venture	Established	Focus	Investors	Currency	Frequency	Term

AMB-SGP, L.P.	March 2001	United States	Subsidiary of GIC Real Estate Pte. Ltd.	USD	10 years	March 2011; extendable 10 years(3)
AMB Institutional Alliance Fund II, L.P.	June 2001	United States	Various	USD	At dissolution	December 2014 (estimated)
AMB-AMS, L.P.	June 2004	United States	Various	USD	At dissolution	December 2012; extendable 4 years
AMB U.S. Logistics Fund, L.P.(1)	October 2004	United States	Various	USD	3 years (next 2Q11)	Open end
December 2011; extendable 7
AMB-SGP Mexico, LLC	December 2004	Mexico	Subsidiary of GIC Real Estate Pte. Ltd.	USD	7 years	years(3)
AMB Japan Fund I, L.P.	June 2005	Japan	Various	JPY	At dissolution	June 2013; extendable 2 years
AMB DFS Fund I, LLC(2)	October 2006	United States	Strategic Realty Ventures, LLC	USD	Upon project sales	Upon final sale(2)
AMB Europe Logistics Fund, FCP-FIS(1)	June 2007	Europe	Various	EUR	3 years (next 2Q13)	Open end
AMB Brazil Logistics Partners Fund I, L.P.	December 2010	Brazil	University endowment investor	BRL	At dissolution	December 2017; extendable 2 years

(1)	Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. Effective October 29, 2010, the name of AMB Europe Fund I, FCP-FIS was changed to AMB Europe Logistics Fund, FCP-FIS.

(2)	For AMB DFS Fund I, LLC, the investment period ended in June 2009. The fund will terminate upon completion and disposition of assets currently owned and under development by the fund.

(3)	For AMB-SGP, L.P. and AMB-SGP Mexico, LLC, as of December 31, 2010, the company was in the process of evaluating the options for extension or termination of the co-investment ventures upon their upcoming termination dates in 2011 per the terms of their respective partnership agreements.

In addition, on August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. The functional currency of this co-investment venture is U.S. dollars and incentive distributions will be made upon dissolution of the venture. Initial contributions were made by the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions are held by a third party trustee, which is not consolidated by the company, and, as such, the cash investment and equity interest of the third party investors are not reflected on the company’s consolidated financial statements. As of December 31, 2010, no investments had been made in real estate properties within this co-investment venture.

Consolidated Joint Ventures

As of December 31, 2010, the company held interests in co-investment ventures, limited liability companies and partnerships with institutional investors and other third parties, which it consolidates in its financial statements. Under the agreements governing the co-investment ventures, the company and the other party to the co-investment venture may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt. Such agreements also impose certain restrictions on the transfer of co-investment venture interests by the company or the other party to the co-investment venture and typically provide certain rights to the company or the other party to the co-investment venture to sell the company’s or their interest in the co-investment venture to the co-investment venture or to the other co-investment venture partner on terms specified in the agreement. In addition, under certain circumstances, many of the co-investment ventures include buy/sell provisions. See Part IV, Item 15: Notes 11 and 12 of the “Notes to Consolidated Financial Statements” for additional details.

The table that follows summarizes the company’s consolidated joint ventures as of December 31, 2010 (dollars in thousands):

	The Company’s		Gross
	Ownership	Square	Book	Property	Other
Consolidated Joint Ventures	Percentage	Feet(1)	Value(2)	Debt	Debt

Operating Co-investment Ventures
AMB-SGP, L.P.(3)	50%	8,216,247	$479,635	$327,301	$—
AMB Institutional Alliance Fund II, L.P.(4)	24%	7,321,372	518,516	184,292	54,300
AMB-AMS, L.P.(5)	39%	2,170,337	160,985	75,650	—

Total Operating Co-investment Ventures	37%	17,707,956	1,159,136	587,243	54,300
Total Consolidated Co-investment Ventures	37%	17,707,956	1,159,136	587,243	54,300
Other Industrial Operating Joint Ventures	80%	2,917,634	372,536	62,210	—
Other Industrial Development Joint Ventures	48%	249,169	181,600	81,776	—

Total Consolidated Joint Ventures	48%	20,874,759	$1,713,272	$731,229	$54,300

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture and excludes net other assets as of December 31, 2010. Development book values include uncommitted land.

(3)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(4)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(5)	AMB-AMS, L.P. is a co-investment partnership formed in 2004 with three Dutch pension funds.

Unconsolidated Joint Ventures

As of December 31, 2010, the company held interests in six significant equity investment co-investment ventures that are not consolidated in its financial statements.

The table that follows summarizes the company’s unconsolidated joint ventures as of December 31, 2010 (dollars in thousands):

	The Company’s		Gross			The Company’s	Estimated	Planned
	Ownership	Square	Book	Property	Other	Net Equity	Investment	Gross
Unconsolidated Joint Ventures	Percentage	Feet(1)	Value(2)	Debt	Debt	Investment	Capacity	Capitalization

Operating Co-Investment Ventures
AMB U.S. Logistics Fund, L.P.(3)	35%	37,521,062	$3,422,176	$1,596,010	$—	$374,881	$190,000	$3,612,000
AMB Europe Logistics Fund, FCP-FIS(4)	38%	10,522,627	1,334,753	647,288	—	172,903	300,000	1,635,000
AMB Japan Fund I, L.P.(5)	20%	7,263,093	1,720,824	929,158	9,857	82,482	—	1,721,000
AMB-SGP Mexico , LLC(6)	22%	6,405,922	360,410	163,769	148,438	20,646	—	360,000

Total Operating Co-investment Ventures	31%	61,712,704	6,838,163	3,336,225	158,295	650,912	490,000	7,328,000
Development Co-investment Ventures:
AMB DFS Fund I , LLC(7)	15%	200,027	86,022	—	—	14,426	—	86,000
AMB U.S. Logistics Fund, L.P.(3)	35%	557,915	98,829	—	—	34,496	n/a	n/a
AMB Brazil Logistics Partners Fund I, L.P.(8)	25%	639,264	54,838	—	—	32,910	390,000	445,000

Total Development Co-investment Ventures	25%	1,397,206	239,689	—	—	81,832	390,000	531,000

Total Unconsolidated Co-investment Ventures	31%	63,109,910	7,077,852	3,336,225	158,295	732,744	880,000	7,859,000
Other Industrial Operating Joint Ventures(9)	51%	7,419,049	287,932	153,513	—	51,043	n/a	n/a

Total Unconsolidated Joint Ventures(10)	32%	70,528,959	$7,365,784	$3,489,738	$158,295	$783,787	$880,000	$7,859,000

(1)	For development properties, represents the estimated square feet upon completion for committed phases of development projects.

(2)	Represents the book value of the property (before accumulated depreciation) owned by the joint venture and excludes net other assets as of December 31, 2010. Development book values include uncommitted land.

(3)	An open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. During the year ended December 31, 2010, the company made investments of $200 million in AMB U.S. Logistics Fund, L.P. No investments were made in 2009.

(4)	A Euro-denominated open-ended co-investment venture with institutional investors. The institutional investors have committed approximately 263.0 million Euros (approximately $352.1 million in U.S. dollars, using the exchange rate at December 31, 2010) for an approximate 62% equity interest. During the year ended December 31, 2010, the company made investments of $100 million in AMB Europe Logistics Fund, FCP-FIS. No investments were made in 2009.

(5)	A Yen-denominated co-investment venture with 13 institutional investors. The 13 institutional investors have committed 49.5 billion Yen (approximately $609.9 million in U.S. dollars, using the exchange rate at December 31, 2010) for an approximate 80% equity interest.

(6)	A co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation. Other debt includes $89.6 million of loans from co-investment venture partners.

(7)	A co-investment venture with Strategic Realty Ventures, LLC. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of December 31, 2010 was the estimated investment of $6.6 million to complete the existing development assets held by the fund. Since inception, the company has contributed $28.8 million of equity to the fund. During the years ended

December 31, 2010 and 2009, the company contributed approximately $0.3 million and $1.4 million, respectively, to this co-investment venture.

(8)	A Brazilian Real denominated co-investment venture with a third-party university endowment partner. The third-party investor has committed approximately 360.0 million Brazilian Reais (approximately $216.9 million in U.S. dollars, using the exchange rate at December 31, 2010) for a 50% equity interest. This consolidated co-investment venture does not hold any properties directly, but holds a 50% equity interest in the unconsolidated joint venture previously established with the company’s joint venture partner Cyrela Commercial Properties. This structure results in an effective 25% equity interest for the company in the venture’s underlying development assets. During 2010, this joint venture completed the acquisition of 106 acres of land in Sao Paulo, Brazil and 86 acres of land in Rio de Janeiro and commenced development of 0.6 million square feet of properties.

(9)	Other Industrial Operating Joint Ventures includes joint ventures between the company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The company typically owns 40-60% of these joint ventures.

(10)	In addition to the net equity investment in the table, the company, through its investment in AMB Property Mexico, held equity interests in various other unconsolidated ventures totaling approximately $13.3 million as of December 31, 2010. Additionally, in December 2010, the company entered into a mortgage debt investment joint venture with a third-party partner, in which it held an equity interest of $86.2 million as of December 31, 2010.

Under the agreements governing the co-investment ventures, the company and the other parties to the co-investment ventures may be required to make additional capital contributions and, subject to certain limitations, the co-investment ventures may incur additional debt.

The following table presents property related transactions for the company’s unconsolidated co-investment ventures for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

																AMB Brazil Logistics
	AMB U.S. Logistics Fund, L.P.			AMB Europe Logistics Fund, FCP-FIS			AMB SGP-Mexico, LLC			AMB Japan Fund I, L.P.			AMB DFS Fund I, LLC			Partners Fund I, L.P.(1)
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Number of properties acquired	9	—	8	5	—	3	—	—	—	—	—	—	—	—	—	—	—	—
Square feet	2,231,719	—	1,622,649	1,458,691	—	848,313	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition cost(2)	$174,783	$—	$171,694	$131,640	$—	$154,499	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	428,180	2,723,003	179,693	—	164,574	—	—	1,421,042	—	981,162	891,596	—	—	—	—	—	—
Gross contribution price	$—	$32,500	$208,111	$22,391	$—	$35,199	$—	$—	$90,500	$—	$184,793	$174,938	$—	$—	$—	$—	$—	$—
Development gains (losses) on contribution	$—	$1,220	$36,778	$(171)	$—	$6,643	$—	$—	$13,723	$—	$28,588	$17,151	$—	$—	$—	$—	$—	$—
Industrial operating properties contributed by the Company:
Square feet	—	—	821,712	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Gross contribution price	$—	$—	$66,175	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on contribution	$—	$—	$11,457	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	—	—	—	—	—	—	—	—	1,081,974	138,500	—	—	—
Land acreage (whole acres)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—
Gross Sales Price	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$53,629	$1,016	$—	$—	$—
Industrial operating properties sold:
Square feet	660,725	568,662	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Gross Sales Price	$36,391	$46,584	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Represents activity within the company’s unconsolidated joint venture with Cyrela Commercial Properties, of which AMB Brazil Logistics Partners Fund I, L.P. holds a 50% equity interest.

(2)	Includes estimated total acquisition expenditures of approximately $3.6 million and $0.5 million, respectively, for properties acquired by AMB U.S. Logistics Fund, L.P. and AMB Europe Logistics Fund, FCP-FIS during the year ended December 31, 2010.

ITEM 3.	Legal Proceedings

As of December 31, 2010, there were no material pending legal proceedings to which the company was a party or of which any of the company’s properties was the subject, the adverse determination of which the company anticipated would have a material adverse effect upon the company’s financial condition, results of operations and cash flows.

Subsequent to year end, the parent company and the operating partnership have been named as defendants in at least two pending putative shareholder class actions filed in connection with the merger of the parent company and ProLogis: James Kinsey, et al. v. ProLogis, et al., no. 2011CV818, filed on or about February 2, 2011 in the Denver County District Court, Colorado; and Vernon C. Burrows, et al. v. ProLogis, et al., filed on or about February 15, 2011, in the Circuit Court of Maryland for Baltimore City. The complaint seeks to enjoin the merger, alleging, among other things, that ProLogis’ directors and certain executive officers breached their fiduciary duties by failing to maximize the value to be received by ProLogis shareholders and by improperly considering certain directors’ personal interests in the transaction in determining whether to enter into the merger agreement. The Maryland complaint also includes a derivative claim on behalf of ProLogis based upon the same allegations. Both complaints also assert a claim of aiding and abetting breaches of fiduciary duties against ProLogis, the parent company and the merger entitles. The Colorado complaint also asserts a claim of aiding and abetting breaches of fiduciary duties against the operating partnership. In addition to an order enjoining the transaction, the complaints seek, among other things, attorneys’ fees and expenses, and the Maryland complaint further seeks certain monetary damages. The parent company and the operating partnership view the complaints to be without merit and intend to defend against them vigorously.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (AMB Property Corporation)

The parent company’s common stock trades on the New York Stock Exchange under the symbol “AMB.” As of February 16, 2011, there were approximately 453 holders of record of the parent company’s common stock. Set forth below are the high and low sales prices per share of the parent company’s common stock, as reported on the NYSE composite tape, and the dividend per share paid or payable by the parent company during the period from January 1, 2009 through December 31, 2010:

Year	High	Low	Dividend

2010
1st Quarter	$29.60	$21.80	$0.280
2nd Quarter	29.17	23.14	0.280
3rd Quarter	26.97	22.05	0.280
4th Quarter	32.18	26.14	0.280
2009
1st Quarter	$26.03	$9.12	$0.280
2nd Quarter	20.75	13.81	0.280
3rd Quarter	25.96	15.91	0.280
4th Quarter	27.43	20.71	0.280

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (AMB Property, L.P.)

There is no established public trading market for the operating partnership’s partnership units. As of December 31, 2010, the operating partnership had outstanding 179,865,400 partnership units, consisting of 177,806,670 general partnership units (consisting of 168,506,670 common units, 2,000,000 6.50% series L cumulative redeemable preferred units, 2,300,000 6.75% series M cumulative redeemable preferred units, 3,000,000 7.00% series O cumulative redeemable preferred units and 2,000,000 6.85% series P cumulative redeemable preferred units) and 2,058,730 common limited partnership units. The series L preferred units were issued on June 23, 2003 to the parent company for total consideration of $50.0 million. The series M preferred units were issued on November 25, 2003 to the parent company for total consideration of $57.5 million. The series O preferred units were issued on December 13, 2005 to the parent company for total consideration of $75.0 million. The series P preferred units were issued on August 25, 2006 to the parent company for total consideration of $50.0 million. Subject to certain terms and conditions, the common limited partnership units are redeemable by the holders thereof or, at the operating partnership’s option, exchangeable on a one-for-one basis for shares of the common stock of the parent company. As of December 31, 2010, there were 43 holders of record of our common limited partnership units (including the parent company’s general partnership interest).

During 2010, the operating partnership redeemed 61,198 common limited partnership units for the same number of shares of the parent company’s common stock. In addition, during 2010, the operating partnership redeemed no common limited partnership units for cash. Set forth below are the distributions per common limited partnership unit paid by us during the years ended December 31, 2010 and 2009:

Year	Dividend

2010
1st Quarter	$0.280
2nd Quarter	0.280
3rd Quarter	0.280
4th Quarter	0.280
2009
1st Quarter	$0.280
2nd Quarter	0.280
3rd Quarter	0.280
4th Quarter	0.280

Stock Performance Graph

The following line graph compares the change in the parent company’s cumulative total stockholder return on shares of its common stock from December 31, 2005 to December 31, 2010 to the cumulative total return of the Standard and Poor’s 500 Stock Index and the FTSE NAREIT Equity REITs Index from December 31, 2005 to December 31, 2010. The graph assumes an initial investment of $100 in the common stock of the parent company and each of the indices on December 31, 2005 and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMB Property Corporation, The S&P 500 Index
And The FTSE NAREIT Equity REITs Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

SELECTED COMPANY FINANCIAL AND OTHER DATA(1) (AMB Property Corporation)

The following table sets forth selected consolidated historical financial and other data for the parent company on a historical basis as of and for the years ended December 31:

See footnote 2 below for discussion of the comparability of selected financial and other data.

	2010	2009	2008(2)	2007	2006(2)
	(dollars in thousands, except share and per share amounts)

Operating Data
Total revenues	$633,500	$618,424	$677,659	$635,901	$679,400
Income (loss) from continuing operations(3)	9,352	(124,182)	(17,919)	281,519	210,425
Income from discontinued operations	24,242	96,222	11,169	90,197	78,388
Net income (loss) before cumulative effect of change in accounting principle	33,594	(27,960)	(6,750)	371,716	288,813
Net income (loss)	33,594	(27,960)	(6,750)	371,716	289,006
Net income (loss) available to common stockholders	9,967	(50,077)	(66,451)	293,552	207,970
Income (loss) from continuing operations available to common stockholders per common share:
Basic	(0.08)	(1.01)	(0.77)	2.17	1.54
Diluted	(0.08)	(1.01)	(0.77)	2.12	1.49
Income from discontinued operations available to common stockholders per common share:
Basic	0.14	0.64	0.09	0.85	0.83
Diluted	0.14	0.64	0.09	0.83	0.80
Net income (loss) available to common stockholders per common share:
Basic	0.06	(0.37)	(0.68)	3.02	2.37
Diluted	0.06	(0.37)	(0.68)	2.95	2.29
Dividends declared per common share	1.12	1.12	1.56	2.00	1.84
Weighted average common shares outstanding — basic	161,988,053	134,321,231	97,403,659	97,189,749	87,710,500
Weighted average common shares outstanding — diluted	161,988,053	134,321,231	97,403,659	99,601,396	90,960,637
Other Data
Funds from operations (FFO), as adjusted(4)	$210,187	$288,841	$298,276	$367,653	$303,279
FFO as adjusted, per common share and unit:(4)
Basic	1.27	2.10	2.95	3.62	3.29
Diluted	1.27	2.09	2.90	3.54	3.19
Core Funds from operations (Core FFO), as adjusted(4)	$203,416	$201,210	$221,985	$201,115	$198,253
Core FFO as adjusted, per common share and unit:(4)
Basic	1.23	1.46	2.19	1.98	2.15
Diluted	1.22	1.46	2.16	1.93	2.08
Cash flows provided by (used in):
Operating activities	252,760	243,113	302,614	240,543	335,855
Investing activities	(586,628)	84,097	(881,768)	(632,240)	(880,560)
Financing activities	329,734	(298,354)	580,171	420,025	483,621
Balance Sheet Data
Investments in real estate at cost	$6,906,176	$6,708,660	$6,603,856	$6,709,545	$6,575,733
Total assets	7,372,895	6,841,958	7,301,648	7,262,403	6,713,512
Total consolidated debt	3,331,299	3,212,596	3,990,185	3,494,844	3,437,415
Parent company’s share of total debt(5)	3,989,563	3,580,353	4,293,510	3,272,513	3,088,624
Preferred stock	223,412	223,412	223,412	223,412	223,417
Stockholders’ equity (excluding preferred stock)	3,097,311	2,716,604	2,291,695	2,540,540	1,943,240

(1)	All amounts in the consolidated financial statements for prior years have been retrospectively updated for new accounting guidance related to accounting for noncontrolling interests, discontinued operations and per share calculations.

(2)	Effective October 1, 2006, the company deconsolidated AMB U.S. Logistics Fund, L.P. on a prospective basis, due to the re-evaluation of the accounting for the company’s investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in exchange for interests in AMB U.S. Logistics Fund, L.P., an unconsolidated co-investment venture. As a result, the financial measures for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, included in the parent company’s operating data, other data and balance sheet data above are not comparable.

(3)	Loss from continuing operations for the years ended December 31, 2009 and 2008 includes real estate impairment losses of $172.1 million and $182.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, income (loss) from continuing operations included restructuring charges of $4.9 million, $6.4 million and $12.3 million, respectively.

(4)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures,” for a reconciliation to net income and a discussion of why the company believes FFO, as adjusted and Core FFO, as adjusted are useful supplemental measures of operating performance, ways in which investors might use FFO, as adjusted or Core FFO, as adjusted when assessing the parent company’s financial performance, and the limitations of FFO, as adjusted and Core FFO, as adjusted as measurement tools.

(5)	Parent company’s share of total debt is the pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. The company believes that parent company’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of the Operating Partnership”

SELECTED COMPANY FINANCIAL AND OTHER DATA (1) (AMB Property, L.P.)

The following table sets forth selected consolidated historical financial and other data for the operating partnership on a historical basis as of and for the years ended December 31:

See footnote 2 below for discussion of the comparability of selected financial and other data.

	2010	2009	2008(2)	2007	2006(2)
	(dollars in thousands, except unit and per unit amounts)

Operating Data
Total revenues	$633,500	$618,424	$677,659	$635,901	$679,400
Income (loss) from continuing operations(3)	9,352	(124,182)	(17,919)	281,519	210,425
Income from discontinued operations	24,242	96,222	11,169	90,197	78,388
Net income (loss) before cumulative effect of change in accounting principle	33,594	(27,960)	(6,750)	371,716	288,813
Net income (loss)	33,594	(27,960)	(6,750)	371,716	289,006
Net income (loss) available to common unitholders	10,122	(50,866)	(67,233)	305,241	217,419
Income (loss) from continuing operations available to common unitholders per common unit:
Basic	(0.08)	(1.02)	(0.75)	2.13	1.53
Diluted	(0.08)	(1.02)	(0.75)	2.08	1.48
Income from discontinued operations available to common unitholders per common unit:
Basic	0.14	0.65	0.09	0.88	0.83
Diluted	0.14	0.65	0.09	0.86	0.80
Net income (loss) available to common unitholders per common unit:
Basic	0.06	(0.37)	(0.66)	3.01	2.36
Diluted	0.06	(0.37)	(0.66)	2.94	2.28
Distributions declared per common unit	1.12	1.12	1.56	2.00	1.84
Weighted average common unit outstanding — basic	164,290,475	136,484,612	101,253,972	101,550,001	92,047,678
Weighted average common units outstanding — diluted	164,290,475	136,484,612	101,253,972	103,961,648	95,297,815
Other Data
Funds from operations (FFO), as adjusted(4)	$210,187	$288,841	$298,276	$367,653	$303,279
FFO, as adjusted per common unit:(4)
Basic	1.27	2.10	2.95	3.62	3.29
Diluted	1.27	2.09	2.90	3.54	3.19
Core Funds from operations (Core FFO), as adjusted(4)	$203,416	$201,210	$221,985	$201,115	$198,253
Core FFO, as adjusted per common unit:(4)
Basic	1.23	1.46	2.19	1.98	2.15
Diluted	1.22	1.46	2.16	1.93	2.08
Cash flows provided by (used in):
Operating activities	252,760	243,113	302,614	240,543	335,855
Investing activities	(586,628)	84,097	(881,768)	(632,240)	(880,560)
Financing activities	329,734	(298,354)	580,171	420,025	483,621
Balance Sheet Data
Investments in real estate at cost	$6,906,176	$6,708,660	$6,603,856	$6,709,545	$6,575,733
Total assets	7,372,895	6,841,958	7,301,648	7,262,403	6,713,512
Total consolidated debt	3,331,299	3,212,596	3,990,185	3,494,844	3,437,415
Operating partnership’s share of total debt(5)	3,989,563	3,580,353	4,293,510	3,272,513	3,088,624
Preferred units	223,412	223,412	223,412	223,412	223,417
Partners’ capital (excluding preferred units)	3,135,084	2,755,165	2,342,526	2,610,574	2,095,835

(1)	All amounts in the consolidated financial statements for prior years have been retrospectively updated for new accounting guidance related to accounting for noncontrolling interests, discontinued operations and per unit calculations.

(2)	Effective October 1, 2006, the company deconsolidated AMB U.S. Logistics Fund, L.P. on a prospective basis, due to the re-evaluation of the accounting for the company’s investment in the fund because of changes to the partnership agreement regarding the general partner’s rights effective October 1, 2006. On July 1, 2008, the partners of AMB Partners II, L.P. (previously, a consolidated co-investment venture) contributed their interests in AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in exchange for interests in AMB U.S. Logistics Fund, L.P., an unconsolidated co-investment venture. As a result, the financial measures for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, included in the operating partnership’s operating data, other data and balance sheet data above are not comparable.

(3)	Loss from continuing operations for the years ended December 31, 2009 and 2008 includes real estate impairment losses of $172.1 million and $182.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, income (loss) from continuing operations included restructuring charges of $4.9 million, $6.4 million and $12.3 million, respectively.

(4)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Earnings Measures,” for a reconciliation to net income and a discussion of why the company believes FFO, as adjusted and Core FFO, as adjusted are useful supplemental measures of operating performance, ways in which investors might use FFO, as adjusted or Core FFO, as adjusted when assessing the parent company’s financial performance, and the limitations of FFO, as adjusted and Core FFO, as adjusted as measurement tools.

(5)	Operating partnership’s share of total debt is the pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. The company believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the operating partnership’s leverage and to compare the operating partnership’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in Part II, Item 7: “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of the Operating Partnership”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Overview

The global economic recovery gained momentum in 2010, which made it possible for the company to successfully execute on its key growth initiatives for the year. In recognition of the improving capital markets and operating fundamentals around the world, management believes that the company has a leading position and competitive advantage in pursuing growth opportunities. As such, the company’s three priorities for 2011 are to:

•	increase the utilization of its assets;

•	scale the organization and become more profitable; and

•	form new co-investment ventures and funds.

Management believes the pace of the global economic recovery is strengthening and expects to see earnings growth if the company is able to improve asset utilization by returning its owned and managed portfolio closer to its historical occupancy average of 95%; complete the lease-up of its development portfolio; and realize value from its land bank through new ventures, sales and future build-to-suit projects. Management believes the U.S. is in the early stages of the inventory rebuilding process and that the slower than normal rebuild does not signify a secular change in global supply chain practices, but rather inventories were drawn down to unsustainable levels due to stronger than anticipated holiday retail sales. The company believes that capital deployment opportunities are increasing and is currently evaluating multiple opportunities in its target markets around the globe. Management believes that its ability to provide multiple forms of consideration to institutional investors, lenders and private developers provide the company with proprietary access to acquisition opportunities. Additionally, management believes its existing and new private capital co-investment ventures and joint ventures are well positioned to benefit from the expected shift in customer demand for high-quality, well-located industrial real estate.

Strength of Balance Sheet and Liquidity

The company completed more than $1.9 billion of financings during the fourth quarter. This activity included $1.5 billion of wholly-owned debt consisting of the renewal of its two lines of credit, a corporate term loan, a new bond issuance, and $391 million for its co-investment ventures in Europe, Japan and the U.S. For the year ended December 31, 2010, the company completed financings of approximately $4.0 billion. These transactions further improved and extended the weighted average remaining life of the company’s share of debt to 4.8 years from 3.8 years at an average interest rate of 4.6 percent. As of December 31, 2010 the company’s share of total debt to share of total assets was 43 percent, which includes its share of joint venture debt.

As of December 31, 2010 the company’s share of liquidity was approximately $1.6 billion, consisting of approximately $1.4 billion of availability on its lines of credit and more than $260 million of unrestricted cash and cash equivalents.

Real Estate Operations

Fundamentals in the U.S. industrial real estate market further improved in the fourth quarter. According to CBRE Econometric Advisors, the availability rate declined 30 basis points to 14.3% and net absorption was positive 33.2 million square feet. This is the largest improvement in net absorption in three years as well as more than four times the level reached in the third quarter. The recovery was more broad-based in the fourth quarter with approximately three quarters of the markets in the U.S. reflecting positive net absorption, which represents a 25 point increase from the third quarter. Availabilities in the coastal markets declined 30 basis points to 12.0% after peaking at 12.5% in the first quarter 2010. The company continues to believe that record-low construction, when met by stronger demand, will drive the availability rate back down and that there will be a substantial improvement in net absorption in 2011.

Cash-basis same-store net operating income (“SS NOI”), without the effects of lease termination fees, increased 0.9 percent during the fourth quarter of 2010 compared with the same period in 2009, driven by increases in occupancy. This increase in quarterly SS NOI marked the first positive year-over-year performance since the fourth quarter of 2008. SS NOI for the full year 2010 decreased 3.2 percent.

Rent changes on rollovers declined 11.9% on a trailing four-quarter basis and decreased 11.6% for the quarter. Rent changes on rollover were negative for 2010, although management believes net effective rents have bottomed in most of the company’s markets today.

Capital Deployment

The company commenced new development in the fourth quarter totaling approximately 695,800 square feet (64,640 square meters) and approximately 1.6 million square feet (150,150 square meters) during 2010 in Brazil, China and Mexico, with an estimated total investment of $102.9 million. During the quarter, acquisitions totaled $144.2 million, including $54.5 million for AMB U.S. Logistics Fund, L.P. and $89.7 million for AMB Europe Logistics Fund, FCP-FIS. The company also acquired a 50% interest in a joint venture mortgage debt investment for $86.0 million. As of December 31, 2010, the company held a total of 2,641 acres of land for future development or sale on an owned and managed basis, approximately 87% of which is located in the Americas. The company currently estimates that these 2,641 acres of land could support approximately 47.4 million square feet of future development.

Private Capital Business

During 2010, the company raised a record $781.4 million in third party private equity. As of December 31, 2010, the company had assets under management in nine significant co-investment ventures with a gross book value of approximately $8.2 billion.

On December 22, 2010, the company announced the formation of AMB Brazil Logistics Partners Fund I, L.P., a co-investment venture with a third-party investor whose strategy is to develop, acquire, own, operate, manage and dispose of logistics properties primarily within the company’s target markets in Brazil, namely São Paulo and Rio de Janeiro. This venture will invest through an equity interest in the joint venture previously established between the company and its local Brazil partner, Cyrela Commercial Properties. The initial third-party equity investment will be approximately 360.0 million Brazilian Reais (approximately $216.9 million in U.S. dollars using the exchange rate in effect at December 31, 2010) and the joint venture’s overall equity commitment is 720.0 million Brazilian Reais (approximately $433.8 million in U.S. dollars using the same exchange rate), including the company’s 50 percent co-investment.

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.2 million using the exchange rate in effect on December 31, 2010. The company will contribute 20% of the total equity, or approximately $63.1 million using the same exchange rate, at full deployment.

During 2010, in addition to the commitments of third-party equity in AMB Brazil Logistics Partners Fund I, L.P. and AMB Mexico Fondo Logistico, the company’s two open-ended funds received capital commitments comprising $257.0 million in third-party equity in AMB U.S. Logistics Fund, L.P. and $55.3 million in third-party equity in AMB Europe Logistics Fund, FCP-FIS.

As of July 13, 2010, the members of AMB-SGP Mexico, LLC agreed to an early termination of the investment period of, and acquisition exclusivity in favor of, AMB-SGP Mexico, LLC.

Equity holders in two of the company’s co-investment ventures, AMB U.S. Logistics Fund, L.P. and AMB Europe Logistics Fund, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Europe Logistics Fund, FCP-FIS is exercisable beginning after July 1, 2011. As of December 31, 2010, there was no redemption queue for AMB U.S. Logistics Fund, L.P.

Summary of Key Transactions

During the year ended December 31, 2010, the company completed the following significant transactions:

•	Issued approximately 18.2 million shares of common stock at a price of $27.50 per share, generating approximately $479 million in net proceeds;

•	Issued $300.0 million of senior unsecured notes at 4.50% due 2017;

•	Issued $175.0 million of senior unsecured notes at 4.00% due 2018;

•	Acquired 16 properties aggregating approximately 4.8 million square feet for an aggregate price of $343.3 million, including approximately 1.1 million square feet for $36.9 million for the company, as well as 2.2 million square feet for $174.8 million and 1.5 million square feet for $131.6 million, respectively, for AMB U.S. Logistics Fund, L.P. and AMB Europe Logistics Fund, FCP-FIS, which are unconsolidated co-investment ventures;

•	Acquired a 50% equity interest in a joint venture mortgage debt investment for $86.0 million;

•	Acquired three land parcels totaling 192 acres in Brazil for an aggregate purchase price of approximately $39.9 million, the company’s first acquisitions with the company’s joint venture partner, CCP, and commenced development of 0.6 million square feet of properties;

•	Formed AMB Brazil Logistics Partners Fund I, L.P., a co-investment venture with a third-party investor whose strategy is to develop, acquire, own, operate, manage and dispose of logistics properties primarily within the company’s target markets in Brazil, namely São Paulo and Rio de Janeiro, and contributed the company’s equity investment in the company’s joint venture with CCP into AMB Brazil Logistics Partners Fund I, L.P.;

•	Formed AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico, with third-party institutional investors in Mexico, primarily private pension plans;

•	Contributed two completed development projects aggregating approximately 0.2 million square feet to AMB Europe Logistics Fund, FCP-FIS in exchange for units with a fair value of $22.4 million;

•	Sold development projects aggregating approximately 0.5 million square feet to third-parties, including 0.2 million square feet that was part of an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010, for an aggregate sales price of approximately $36.4 million, of which $12.5 million related to the installment sale;

•	Sold industrial operating properties aggregating approximately 1.7 million square feet for an aggregate sales price of $94.5 million;

•	Invested $200 million in AMB U.S. Logistics Fund, L.P. and $100 million in AMB Europe Logistics Fund, FCP-FIS; and

•	Raised $781.4 in third-party equity commitments to the company’s unconsolidated co-investment ventures.

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

Property Dispositions.  The company reports real estate dispositions in four separate categories on its consolidated statements of operations. First, when the company divests a portion of its interests in real estate entities or properties, gains from the sale represent the interests acquired by third-party investors for cash and are included in gains from sale or contribution of real estate interests in the statements of operations. Second, the company disposes of value-added conversion projects and build-to-suit and speculative development projects for which it has not generated material operating income prior to sale. The gain or loss recognized from the disposition of these projects is reported net of estimated taxes, when applicable, and is included in development profits, net of taxes, within continuing operations of the statements of operations. Third, the company disposes of value-added conversion and other redevelopment projects for which it may have generated material operating income prior to sale. The gain or loss recognized is reported net of estimated taxes, when applicable, in the development profits, net of taxes, line within discontinued operations. Lastly, guidance related to accounting for the impairment or disposal of long-lived assets requires the company to separately report as discontinued operations the historical operating results attributable to industrial operating properties sold and the applicable gain or loss on the disposition of the properties, which is included in development profits and gains from sale of real estate interests, net of taxes, in the statements of operations. The consolidated statements of operations for prior periods are also retrospectively adjusted to conform with guidance regarding accounting for discontinued operations and noncontrolling interests, and there is no impact on the company’s previously reported consolidated financial position, net income or cash flows. In all cases, gains and losses are recognized using the full accrual method of accounting. Gains relating to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

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

Real Estate Investment Trust.  As a real estate investment trust, the parent company generally will not be subject to corporate level federal income taxes in the United States on the net income it distributes currently to its shareholders if it meets minimum distribution requirements, and certain income, asset and share ownership tests. However, some of the company’s subsidiaries may be subject to federal and state taxes. In addition, foreign entities may also be subject to the taxes of the host country. An income tax allocation is required to be estimated on the company’s taxable income arising from its taxable real estate investment trust subsidiaries and international entities. A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. The company is required to establish a valuation allowance for deferred tax assets if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The company concluded, based on a review of the relative weight of the available evidence, that it was more likely than not that it would not generate sufficient future taxable income to realize certain deferred tax assets.

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

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2008 (generally defined as properties that are 90% occupied). As of December 31, 2010, the same store industrial pool consisted of properties aggregating approximately 68.5 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the Years Ended December 31,
	2010	2009	2008

Acquired:(1)
Number of properties	2	—	10
Square feet (in thousands)	1,143	—	2,831
Acquisition cost (in thousands)	$36,886	$—	$217,044
Development Properties Sold or Contributed:(2)
Square feet (in thousands)(3)	665	3,387	5,274

(1)	Includes value-added acquisitions.

(2)	Excludes value-added acquisitions.

(3)	For the year ended December 31, 2010, the square footage includes 0.2 million square feet related to an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

For the Years Ended December 31, 2010 and 2009 (dollars in millions):

	For the Years Ended
	December 31,
Revenues	2010	2009	$ Change	% Change

Rental revenues
Same store	$483.0	$497.4	$(14.4)	(2.9)%
Development	31.2	22.5	8.7	38.7%
Other industrial	88.4	60.5	27.9	46.1%

Total rental revenues	602.6	580.4	22.2	3.8%
Private capital revenues	30.9	38.0	(7.1)	(18.7)%

Total revenues	$633.5	$618.4	$15.1	2.4%

Same store rental revenues decreased $14.4 million from the prior year due primarily to decreased average occupancy and rental rates and increased free rent, as compared to the year ended December 31, 2009. The increase in rental revenues from development of $8.7 million is primarily due to increased occupancy of the company’s development portfolio as the company continues lease-up of the development pool, along with higher common-area maintenance and real estate tax reimbursement in 2010. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $27.9 million primarily reflects the further lease-up of the company’s development portfolio and higher occupancy, along with higher common-area maintenance and real estate tax reimbursement in 2010, partially offset by increased free rent. The decrease in private capital revenues of $7.1 million was primarily due to a decrease in incentive and asset management fees recognized in 2010 as compared to fees recognized in the prior year for incentive distributions received from AMB DFS Fund I, LLC and asset management fees received from AMB Japan Fund I, L.P., partially offset by an increase in acquisition fees recognized in 2010.

	For the Years Ended
	December 31,
Costs and Expenses	2010	2009	$ Change	% Change

Property operating costs:
Rental expenses	$110.7	$107.2	$3.5	3.3%
Real estate taxes	78.0	76.0	2.0	2.6%

Total property operating costs	$188.7	$183.2	$5.5	3.0%

Property operating costs:
Same store	$148.0	$151.2	$(3.2)	(2.1)%
Development	16.9	10.3	6.6	64.1%
Other industrial	23.8	21.7	2.1	9.7%

Total property operating costs	188.7	183.2	5.5	3.0%
Depreciation and amortization	196.6	175.3	21.3	12.2%
General and administrative	124.4	115.3	9.1	7.9%
Restructuring charges	4.9	6.4	(1.5)	(23.4)%
Fund costs	0.8	1.1	(0.3)	(27.3)%
Real estate impairment losses	—	172.1	(172.1)	(100.0)%
Other expenses	3.2	8.7	(5.5)	(63.2)%

Total costs and expenses	$518.6	$662.1	$(143.5)	(21.7)%

The decrease in same store operating expenses of $3.2 million from the prior year was primarily due to decreased average occupancy along with a decrease in repairs and maintenance expenses, roads and grounds expenses, administrative expenses and real estate taxes, partially offset by an increase in ground rent expense. The increase in development operating costs of $6.6 million was primarily due to an increase in real estate taxes and other operating expenses due to continued lease-up and higher occupancy of the development portfolio. The increase in other industrial operating costs of $2.1 million was primarily due to an increase in utilities, repairs and maintenance expenses, roads and grounds expenses, administrative expenses and ground rent expenses during 2010. The increase in depreciation and amortization expenses of $21.3 million is primarily due to increased asset stabilizations and assets moving out of the held for sale or contribution pools in the early part of 2010. The increase in general and administrative expenses of $9.1 million is primarily due to an increase in professional service expenses, an increase in stock compensation amortization related to additional issuances of stock options and restricted stock in 2010 and a reduction in capitalized development costs, partially offset by decreases in tax expense, office expenses and insurance expenses. During the year ended December 31, 2010, the company recorded $4.9 million in restructuring charges associated with severance and the termination of certain contractual obligations, as compared to $6.4 million recorded in 2009, due to the further implementation of a previously initiated cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. The company did not record any real estate impairment losses in 2010. See Part IV, Item 15: Note 2 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during 2009. Other expenses decreased $5.5 million primarily as a result of a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan as well as a decrease in dead deal costs from prior year, partially offset by an increase of acquisition costs in 2010.

	For the Years Ended
	December 31,
Other Income and (Expenses)	2010	2009	$ Change	% Change

Development profits, net of taxes	$6.7	$35.9	$(29.2)	(81.3)%
Equity in earnings of unconsolidated joint ventures, net	17.4	11.3	6.1	54.0%
Other income	3.5	3.5	—	—%
Interest expense, including amortization	(130.3)	(118.9)	11.4	9.6%
Loss on early extinguishment of debt	(2.9)	(12.3)	(9.4)	(76.4)%

Total other income and (expenses), net	$(105.6)	$(80.5)	$(25.1)	(31.2)%

Development profits represent gains from the sale or contribution of development projects, including land. During the year ended December 31, 2010, the company recognized development profits of approximately $6.9 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.5 million square feet for an aggregate sales price of $36.4 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. During the year ended December 31, 2009, the company recognized development profits of approximately $6.1 million as a result of the sale of development projects, aggregating approximately 1.8 million square feet for an aggregate sales price of $149.9 million.

During the year ended December 31, 2010, the company recognized development losses of approximately $0.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.2 million square feet, to AMB Europe Logistics Fund, FCP-FIS in exchange for units in the fund. During the year ended December 31, 2009, the company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB U.S. Logistics Fund, L.P. and AMB Japan Fund I, L.P.

During the years ended December 31, 2010 and 2009, the company did not contribute any industrial operating properties to unconsolidated co-investment ventures.

The increase in equity in earnings of unconsolidated joint ventures of $6.1 million in 2010 was primarily due to impairment losses recognized on the company’s unconsolidated assets under management during 2009. Interest expense increased $11.4 million over the same period in 2009 primarily due to an additional bond issuance in the fourth quarter of 2009, along with higher line utilization in 2010. Loss on early extinguishment of debt decreased by

$9.4 million primarily due to the completion of the repurchase of bonds in connection with the company’s tender offers in 2009.

	For the Years Ended
	December 31,
Discontinued Operations	2010	2009	$ Change	% Change

Income attributable to discontinued operations	$4.0	$4.5	$(0.5)	(11.1)%
Development profits, net of taxes	—	53.0	(53.0)	(100.0)%
Gains from sale of real estate interests, net of taxes	20.2	38.7	(18.5)	(47.8)%

Total discontinued operations	$24.2	$96.2	$(72.0)	(74.8)%

During the year ended December 31, 2010, the company did not sell any value-added conversion development projects. During the year ended December 31, 2009, the company sold value-added conversion development projects and land parcels aggregating approximately 0.2 million square feet and 21 land acres for a sale price of $143.9 million, with a resulting net gain of $53.0 million. During the year ended December 31, 2010, the operating partnership sold approximately 1.0 million square feet of industrial operating properties for an aggregate sales price of $58.1 million, with a resulting gain of $19.8 million. In addition, during the year ended December 31, 2010, the company recognized a deferred gain of $0.4 million on the divestiture of industrial operating properties, aggregating approximately 0.7 million square feet, for an aggregate sales price of $36.4 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the year ended December 31, 2009, the operating partnership sold approximately 2.3 million square feet of industrial operating properties for an aggregate sales price of $151.6 million, with a resulting gain of $37.2 million. In addition, during the year ended December 31, 2009, the company recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate sales price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008.

	For the Years
	Ended December 31,
Preferred Stock/Units	2010	2009	$ Change	% Change

Preferred stock dividends/unit distributions	$(15.8)	$(15.8)	$—	—%
Preferred stock unit redemption discount	—	9.8	(9.8)	(100.0)%

Total preferred stock/units	$(15.8)	$(6.0)	$(9.8)	163.3%

No repurchases of units were made during the year ended December 31, 2010. On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million and contributed the series D preferred units to the operating partnership. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

For the Years Ended December 31, 2009 and 2008 (dollars in millions):

	For the Years Ended
	December 31,
Revenues	2009	2008	$ Change	% Change

Rental revenues
Same store	$497.4	$560.8	$(63.4)	(11.3)%
Development	22.5	11.7	10.8	92.3%
Other industrial	60.5	36.7	23.8	64.9%

Total rental revenues	580.4	609.2	(28.8)	(4.7)%
Private capital revenues	38.0	68.5	(30.5)	(44.5)%

Total revenues	$618.4	$677.7	$(59.3)	(8.8)%

Same store rental revenues decreased $63.4 million in 2009 from the prior year due primarily to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB U.S. Logistics Fund, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store rental revenues for the year ended 2008 would have been $522.7 million if the interests in AMB Partners II, L.P. had been contributed as of January 1, 2008, rather than July 1, 2008. The decrease of $25.3 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to decreased occupancy during 2009. The increase in rental revenues from development of $10.8 million is primarily due to further lease-up of the development pool and increased occupancy at several of the company’s development projects. Other industrial revenues include rental revenues from development projects that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in these revenues of $23.8 million primarily reflects further lease-up of the development pool and an increase in the number of projects that reached these levels of operation in 2009. The decrease in private capital revenues of $30.5 million was primarily due to a decrease in incentive and acquisition fees recognized in 2009 from fees recognized in the prior year. In 2009, the company recognized incentive distributions from AMB DFS Fund I, LLC and asset management fees received from AMB Japan Fund I, L.P., and in 2008, the company received incentive distributions from AMB U.S. Logistics Fund, L.P. and in connection with the sale of the partnership interests in AMB/Erie, L.P., including its final real estate asset to AMB U.S. Logistics Fund, L.P.

	For the Years Ended
	Ended December 31,
Costs and Expenses	2009	2008	$ Change	% Change

Property operating costs:
Rental expenses	$107.2	$98.0	$9.2	9.4%
Real estate taxes	76.0	75.9	0.1	0.1%

Total property operating costs	$183.2	$173.9	$9.3	5.3%

Property operating costs:
Same store	$151.2	$157.2	$(6.0)	(3.8)%
Development	10.3	2.1	8.2	390.5%
Other industrial	21.7	14.6	7.1	48.6%

Total property operating costs	183.2	173.9	9.3	5.3%
Depreciation and amortization	175.3	161.0	14.3	8.9%
General and administrative	115.3	143.9	(28.6)	(19.9)%
Restructuring charges	6.4	12.3	(5.9)	(48.0)%
Fund costs	1.1	1.1	—	—%
Real estate impairment losses	172.1	182.9	(10.8)	(5.9)%
Other expenses	8.7	0.5	8.2	1,640.0%

Total costs and expenses	$662.1	$675.6	$(13.5)	(2.0)%

Same store properties’ operating expenses decreased $6.0 million in 2009 from the prior year primarily due to the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB U.S. Logistics Fund, L.P., an unconsolidated co-investment venture, on July 1, 2008. Same store operating expenses for the year ended December 31, 2008 would have been $147.6 million if the interests in AMB Partners II, L.P. had been contributed as of January 1, 2008. The increase of $3.6 million, excluding the effect of the contribution of interests in AMB Partners II, L.P., was primarily due to increased real estate taxes, utilities, repairs and maintenance expenses and ground rent expenses. The increase in development operating costs of $8.2 million was primarily due to an increase in real estate taxes as well as increased utilities, repairs and maintenance expenses, insurance expenses, roads and grounds expenses and ground rent expenses due to higher occupancy in certain development projects. Other industrial expenses include expenses from divested properties that have been contributed to unconsolidated co-investment ventures, which are not classified as discontinued operations in our consolidated financial statements, and development properties that have reached certain levels of operation but are not yet part of the same store operating pool of properties. The increase in other industrial operating costs of $7.1 million was primarily due to an increase in real estate taxes as well as increased utilities, repairs and maintenance expenses, insurance expenses, roads and grounds expenses and administrative expenses due to an increase in the number of projects that have reached these levels of operation. The increase in depreciation and amortization expenses of $14.3 million was primarily due to $15.5 million additional depreciation expense recorded upon reclassification of assets from properties held for contribution to investments in real estate in 2009 and asset stabilizations, partially offset by the full depreciation expense taken on an asset demolition in the third quarter of 2008. The decrease in general and administrative expenses of $28.6 million in 2009 was primarily due to a personnel and cost reduction plan implemented in the fourth quarter of 2008. During 2009, the company recorded $6.4 million in restructuring charges, as compared to $12.3 million recorded in the fourth quarter of 2008, due to the further implementation of the cost reduction plan, which included a reduction in global headcount, office closure costs and the termination of certain contractual obligations. See Part IV, Item 15: Note 2 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the real estate impairment losses recorded in the company’s results of operations during 2009 and 2008. The increase in other expenses of $8.2 million was primarily due to changes in the assets and liabilities associated with the company’s non-qualified deferred compensation plan in 2009 as compared to the same period in the prior year, partially offset by a decrease in dead deal costs from amounts recognized in 2008.

	For the Years Ended
	December 31,
Other Income and (Expenses)	2009	2008	$ Change	% Change

Development profits, net of taxes	$35.9	$81.1	$(45.2)	(55.7)%
Gains from sale or contribution of real estate interests, net	—	20.0	(20.0)	(100.0)%
Equity in earnings of unconsolidated joint ventures, net	11.3	17.1	(5.8)	(33.9)%
Other income (expense)	3.5	(3.1)	6.6	212.9%
Interest expense, including amortization	(118.9)	(134.3)	(15.4)	(11.5)%
Loss on early extinguishment of debt	(12.3)	(0.8)	11.5	1,437.5%

Total other income and (expenses), net	$(80.5)	$(20.0)	$(60.5)	(302.5)%

Development profits represent gains from the sale or contribution of development projects, including land. During the year ended December 31, 2009, the company recognized development profits of approximately $6.1 million as a result of the sale of development projects, aggregating approximately 1.8 million square feet for an aggregate sales price of $149.9 million. During the year ended December 31, 2008, the company recognized development profits of approximately $7.2 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.1 million square feet and land parcels, aggregating approximately 95 acres, for an aggregate sales price of $26.1 million.

During the year ended December 31, 2009, the company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB U.S. Logistics Fund, L.P. and AMB Japan Fund I, L.P. During the year ended December 31, 2008, the company recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB U.S. Logistics Fund, L.P., AMB-SGP Mexico, LLC, AMB Europe Logistics Fund, FCP-FIS and AMB Japan Fund I, L.P.

During the year ended December 31, 2009, the company did not contribute any industrial operating properties to unconsolidated co-investment ventures. During the year ended December 31, 2008, the company contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, into AMB U.S. Logistics Fund, L.P. As a result, the company recognized a gain of $20.0 million on the contribution, representing the portion of the company’s interest in the contributed property acquired by the third-party investors for cash.

The decrease in equity in earnings of unconsolidated joint ventures of $5.8 million for 2009 as compared to 2008, was primarily due to lower occupancy in 2009 and impairment losses recognized on the company’s unconsolidated assets under management, partially offset by the contribution of AMB Partners II, L.P. (previously, a consolidated co-investment venture) to AMB U.S. Logistics Fund, L.P., an unconsolidated co-investment venture, on July 1, 2008. Other income (expense) increased $6.6 million in 2009 from the prior year primarily due to a change in the assets and liabilities associated with the company’s non-qualified deferred compensation plan, partially offset by a decrease in bank interest income due to lower cash balances and interest rates in 2009 and an increase in foreign currency exchange rate losses. During the year ended December 31, 2009, the company recognized a loss on currency remeasurement of approximately $7.2 million, compared to a loss of approximately $5.7 million in the same period of 2008. Interest expense decreased $15.4 million primarily due to decreased borrowings as well as a decrease in interest rates in 2009. Loss on early extinguishment of debt increased by $11.5 million primarily due to early repayments of secured debt and the completion of the repurchase of bonds in connection with the company’s tender offers in 2009.

	For the Years Ended
	December 31,
Discontinued Operations	2009	2008	$ Change	% Change

Income attributable to discontinued operations	$4.5	$8.6	$(4.1)	(47.7)%
Development profits, net of taxes	53.0	—	53.0	100.0%
Gains from sale of real estate interests, net of taxes	38.7	2.6	36.1	1,388.5%

Total discontinued operations	$96.2	$11.2	$85.0	758.9%

The decrease in income attributable to discontinued operations of $4.1 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to higher real estate impairment losses recognized in 2009 on properties sold through December 31, 2010 or held for sale as of December 31, 2010. During the year ended December 31, 2009, the company sold value-added conversion development projects and land parcels aggregating approximately 0.2 million square feet and 21 land acres for a sale price of $143.9 million, with a resulting net gain of $53.0 million. No value-added conversion development projects were sold during 2008. During the year ended December 31, 2009, the company sold industrial operating properties aggregating approximately 2.3 million square feet for a sale price of $151.6 million, with a resulting gain of $37.2 million. Additionally, during the year ended December 31, 2009, the company recognized a deferred gain of $1.6 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for a price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the year ended December 31, 2008, the company sold approximately 0.1 million square feet of industrial operating properties for a sale price of $3.6 million, with a resulting gain of $1.0 million, and the company recognized a deferred gain of approximately $1.4 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which was disposed of on December 31, 2007.

	For the Years Ended
	December 31,
Preferred Stock/Units	2009	2008	$ Change	% Change

Preferred stock dividends/unit distributions	$(15.8)	$(15.8)	$—	—%
Preferred stock unit redemption discount	9.8	—	9.8	100.0%

Total preferred stock/units	$(6.0)	$(15.8)	$9.8	(62.0)%

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

As of December 31, 2010, the parent company owned an approximate 98.2% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.8% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of December 31, 2010, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

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

Common and Preferred Equity The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of December 31, 2010: 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

In September 2010, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. The parent company has not repurchased any shares of its common stock under this program.

Market Equity as of December 31, 2010
	Shares/Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common stock	168,736,081	(5)	$31.71	$5,350,621
Common limited partnership units(3)	3,041,743		$31.71	96,454

Total	171,777,824			$5,447,075

Total options outstanding				8,694,938
Dilutive effect of stock options(4)				—

(1)	Dollars, per share/unit

(2)	Dollars, in thousands

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $29.23 for the quarter ended December 31, 2010. All stock options were anti-dilutive as of December 31, 2010.

(5)	Includes 1,202,122 shares of unvested restricted stock.

Preferred Stock as of December 31, 2010 (dollars in thousands)
	Dividend	Liquidation	Redemption/
Security	Rate	Preference	Callable Date

Series L preferred stock	6.50%	$50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 20.9 million square feet as of December 31, 2010, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1, Note 10 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of industrial operating assets to further enhance liquidity. As of December 31, 2010, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 43.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% pursuant to its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of December 31, 2010

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	41.3%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	43.7%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	43.0%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	45.5%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of December 31, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. As of December 31, 2010, the parent company’s share of total assets was approximately $9.3 billion. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of the Operating Partnership.”

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

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the years ended December 31, 2010, 2009 and 2008:

Paying Entity	Security	2010	2009	2008

AMB Property Corporation	Common stock	$1.12	$1.12	$1.56
AMB Property Corporation	Series L preferred stock	$1.63	$1.63	$1.63
AMB Property Corporation	Series M preferred stock	$1.69	$1.69	$1.69
AMB Property Corporation	Series O preferred stock	$1.75	$1.75	$1.75
AMB Property Corporation	Series P preferred stock	$1.71	$1.71	$1.71

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the years ended December 31, 2010, 2009 and 2008, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the years ended December 31, 2010, 2009 and 2008. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
Summary of Dividends and Distributions Paid	2010	2009	2008
	(dollars in thousands)

Net cash provided by operating activities	$252,760	$243,113	$302,614
Dividends paid to common and preferred stockholders(1)	(193,428)	(137,108)	(220,476)
Distributions to noncontrolling interests, including preferred units	(13,374)	(21,178)	(66,007)

Excess of net cash provided by operating activities over dividends and distributions paid	$45,958	$84,827	$16,131

Net proceeds from divestiture of real estate and securities	$101,660	$482,515	$421,647

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$147,618	$567,342	$437,778

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of December 31, 2010, the operating partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.6% and had an average term of 6.1 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to certain of its other debt obligations related to the following two facilities. In November 2010, the operating partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of December 31, 2010, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $153.9 million in U.S. dollars using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. Additionally, in November 2010, the operating partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on December 31, 2010, the term loan had an outstanding balance of approximately $205.8 million in U.S. dollars, which bore a weighted average interest rate of 2.8%. These term loans contain limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollar or U.S. dollar denominated borrowings) unsecured revolving credit facility. In November 2010, the operating partnership refinanced its $550.0 million multi-currency facility, which was set to mature in June 2011, increasing the facility by $50.0 million and extending the maturity to March 2014. This facility had no outstanding balance as of December 31, 2010.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 45.0 billion Yen, previously 55.0 billion prior to the operating partnership’s early renewal in December 2010, which, using the exchange rate in effect at December 31, 2010, equaled approximately $554.5 million U.S. dollars. Additionally, upon renewal, the credit facility maturity was extended from June 2011 to March 2014. As of December 31, 2010, this facility had a balance of $139.5 million, using the exchange rate in effect at December 31, 2010, and bore a weighted average interest rate of 1.97%.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to extend the maturity date to July 2012. As of December 31, 2010, this facility, maturing in July 2011, had a balance of $129.4 million, using the exchange rate in effect at December 31, 2010, and bore a weighted average interest rate of 1.31%.

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

The operating partnership currently expects that its principal sources of working capital and funding for debt service, development, acquisitions, expansion and renovation of properties will include:

•	cash on hand and cash flow from operations;

•	borrowings under its unsecured credit facilities;

•	other forms of secured or unsecured financing;

•	assumption of debt related to acquired properties;

•	proceeds from limited partnership unit offerings (including issuances of limited partnership units by the operating partnership’s subsidiaries);

•	proceeds from debt securities offerings by the operating partnership;

•	proceeds from equity offerings by the parent company;

•	net proceeds from divestitures of properties;

•	private capital from co-investment partners;

•	net proceeds from contributions of properties and completed development projects to its co-investment ventures; and

•	net proceeds from the sales of development projects, value-added conversion projects and land to third parties.

The operating partnership currently expects that its principal funding requirements will include:

•	debt service;

•	distributions on outstanding common, preferred and general partnership units;

•	working capital;

•	acquisitions of properties, portfolios of properties, interests in real-estate related entities or platforms;

•	investments in existing or newly formed joint ventures; and

•	development, expansion and renovation of properties.

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

Cash Flows.  For the year ended December 31, 2010, cash provided by operating activities was $252.8 million as compared to $243.1 million for the same period in 2009. This change is primarily due to changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash used in investing activities was $586.6 million for the year ended December 31, 2010, as compared to cash provided by investing activities of $84.1 million for the same period in 2009. This change is primarily due to a decrease in net proceeds from divestiture of real estate and securities and an increase in additions to interests in unconsolidated joint ventures, partially offset by a decrease in additions to land, buildings, development costs, building improvements and lease costs. Cash provided by financing activities was $329.7 million for the year ended December 31, 2010, as compared to cash used in financing activities of $298.4 million for the same period in 2009. This change is due primarily to a decrease in net payments on unsecured credit facilities and an increase in net proceeds from issuance of senior debt, net of payments. This activity was partially offset by a decrease in the issuance of common units, an increase in distributions paid and an increase in net payments on other debt.

Partners’ Capital.  As of December 31, 2010, the operating partnership had outstanding 168,506,670 common general partnership units; 2,058,730 common limited partnership units; 2,000,000 6.50% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis, during the years ended December 31, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Years Ended
	December 31,
	2010	2009

Placed in Operations:
Number of projects	—	11
Square feet	—	3,685,677
Estimated investment(1)	$—	$264,697
Sold:
Number of projects	—	3
Square feet	—	774,663
Estimated investment(1)	$—	$62,695
Available for Sale or Contribution:
Number of projects	13	24
Square feet	4,504,551	6,669,855
Estimated investment(1)	$376,890	$567,634

Total:
Number of projects	13	38
Square feet	4,504,551	11,130,195
Estimated investment(1)	$376,890	$895,026

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the years ended December 31, 2010, 2009 and 2008 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Years Ended December 31,
	2010(1)	2009	2008

Square feet	485,022	1,977,185	73,927
Gross sales price	$36,372	$293,846	$26,116
Net proceeds	$35,089	$254,888	$23,557
Development profits, net of taxes	$6,910	$59,068	$7,235

(1)	Includes the installment sale of 0.2 million square feet for $12.5 million gross sales price ($12.0 million net proceeds) with development gains of $3.9 million recognized in the year ended December 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

Development contributions to co-investment ventures during the years ended December 31, 2010, 2009 and 2008 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Number of projects contributed to AMB U.S. Logistics Fund, L.P.	—	2	4
Square Feet	—	428,180	2,723,003
Number of projects contributed to AMB-SGP Mexico, LLC	—	—	3
Square Feet	—	—	1,421,043
Number of projects contributed to AMB Europe Logistics Fund, FCP-FIS	2	—	2
Square Feet	179,693	—	164,574
Number of projects contributed to AMB Japan Fund I, L.P.	—	1	2
Square Feet	—	981,162	891,596

Total number of contributed development assets	2	3	11
Total square feet	179,693	1,409,342	5,200,216
Gross contribution price	$22,391	$217,293	$508,748
Net proceeds	$22,391	$56,822	$394,025
Development (losses) profits, net of taxes	$(171)	$29,808	$73,849

Gains from Sale or Contribution of Real Estate Interests, Net.  During the years ended December 31, 2010 and 2009, the operating partnership did not contribute any industrial operating properties to unconsolidated co-investment ventures. During the year ended December 31, 2008, the operating partnership contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB U.S. Logistics Fund, L.P. As a result, the operating partnership recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of December 31, 2010, the operating partnership held for sale ten properties with an aggregate net book value of $55.9 million. These properties either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the operating partnership held for sale three properties with an aggregate net book value of $13.9 million.

As of December 31, 2010, the operating partnership held for contribution to co-investment ventures eight properties with an aggregate net book value of $186.2 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 90% to an expected range of less than 40%. As of December 31, 2009, the operating partnership held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

As of December 31, 2010, no properties were reclassified from held for sale or held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the year ended December 31, 2010, the operating partnership recognized $1.2 million of additional depreciation expense and related accumulated depreciation from the reclassification of assets from properties held for sale and contribution to investments in real estate. During the year ended December 31, 2009, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $15.5 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the year ended December 31, 2010, the operating partnership sold approximately 1.0 million square feet of industrial operating properties for an aggregate sales price of $58.1 million, with a resulting gain of $19.8 million. In addition, during the year ended December 31, 2010, the company recognized a deferred gain of $0.4 million on the divestiture of industrial operating properties, aggregating approximately 0.7 million square feet, for an aggregate sales price of $36.4 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the year ended December 31, 2009, the operating partnership sold approximately 2.3 million square feet of industrial operating properties for an aggregate sales price of $151.6 million, with a resulting gain of $37.2 million. In addition, during the year ended December 31, 2009, the operating partnership recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate sales price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the year ended December 31, 2008, the operating partnership sold approximately 0.1 million square feet of industrial operating properties for an aggregate sales price of $3.6 million, with a resulting gain of $1.0 million, and it recognized a deferred gain of approximately $1.4 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which were disposed of on December 31, 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of December 31, 2010, the operating partnership owned approximately 80.8 million square feet of its properties (50.7% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

On December 22, 2010, the company announced the formation of AMB Brazil Logistics Partners Fund I, L.P., a single-investor co-investment venture whose strategy is to develop, acquire, own, operate, manage and dispose of logistics properties primarily within the company’s target markets in Brazil, namely São Paulo and Rio de Janeiro. This venture will invest through an equity interest in the joint venture previously established between the company and its local Brazil partner, Cyrela Commercial Properties. The initial third-party equity investment will be approximately 360.0 million Brazilian Reais (approximately $216.9 million in U.S. dollars using the exchange rate in effect at December 31, 2010) and the joint venture’s overall equity commitment is 720.0 million Brazilian Reais (approximately $433.8 million in U.S. dollars using the same exchange rate), including the company’s 50 percent co-investment.

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.2 million using the exchange rate in effect at December 31, 2010. The company will contribute 20% of the total equity, or approximately $63.1 million, at full deployment, for total equity of $315.3 million available for future investments. Estimated investment capacity in AMB Mexico Fondo Logistico, including the total equity contributions of $315.3 million, is $600 million.

The following table summarizes the operating partnership’s significant consolidated co-investment ventures at December 31, 2010 (dollars in thousands):

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

Please see Part I, Item 1, Note 11 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant consolidated co-investment ventures.

The following table summarizes the operating partnership’s significant unconsolidated co-investment ventures at December 31, 2010 (dollars in thousands):

		Approximate	Operating	Estimated
		Ownership	Partnership’s Net	Investment
Unconsolidated Co-investment Venture	Co-investment Venture Partner	Percentage	Equity Investment	Capacity(1)

AMB U.S. Logistics Fund, L.P.(2)	AMB U.S. Logistics REIT, Inc.	35%	$409,377	$190,000	(3)
AMB Europe Logistics Fund, FCP-FIS	Institutional investors	38%	$172,903	$300,000	(3)
AMB Japan Fund I, L.P.	Institutional investors	20%	$82,482	$—
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$20,646	$—
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$14,426	$—	(4)
AMB Brazil Logistics Partners Fund I, L.P.	Major university endowment	25%	$32,910	$390,000

(1)	AMB Mexico Fondo Logistico has additional investment capacity of $600 million as of December 31, 2010.

(2)	Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. Effective October 29, 2010, the name of AMB Europe Fund I, FCP-FIS was changed to AMB Europe Logistics Fund, FCP-FIS.

(3)	The investment capacity of AMB U.S. Logistics Fund, L.P. and AMB Europe Logistics Fund, FCP-FIS, as open-ended funds, is not limited. Investment capacity is estimated based on the cash of the fund and additional leverage and may change.

(4)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and, as of December 31, 2010, the remaining estimated investment is $6.6 million to complete the existing development assets held by the fund.

In addition to the equity investments shown above, the operating partnership, through its investment in AMB Property Mexico, held equity interests in various other unconsolidated ventures totaling approximately $13.3 million as of December 31, 2010. Additionally, in December 2010, the company entered into a mortgage debt investment joint venture with a third-party partner and held an equity interest of $86.2 million as of December 31, 2010.

Please see Part I, Item 1, Note 12 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s significant unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of December 31, 2010, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 43.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market capital,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of December 31, 2010, the aggregate principal amount of the operating partnership’s secured debt was $1.0 billion, excluding $0.1 million of unamortized net premiums. Of the $1.0 billion of secured debt, $731.2 million, excluding unamortized discounts, is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of December 31, 2010, bore interest at rates varying from 1.0% to 8.3% per annum (with a weighted average rate of 4.3%) and had final maturity dates ranging from July 2011 to November 2022. As of December 31, 2010, $695.7 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 5.1%), while the remaining $266.6 million bore interest at variable rates (with a weighted average interest rate of 2.3%). As of December 31, 2010, $586.8 million of the secured debt before unamortized premiums was held by co-investment ventures, including the AMB-SGP, L.P. loan agreement discussed below.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the operating partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate. The aggregate principal amount outstanding under this loan agreement as of December 31, 2010 was $289.1 million.

As of December 31, 2010, the operating partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.6% and had an average term of 6.1 years. In August 2010 and November 2010, the operating partnership issued senior unsecured notes of $300.0 million at 4.50% due 2017 and $175.0 million at 4.00% due 2018, respectively. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of December 31, 2010, the operating partnership had $414.0 million outstanding in other debt which bore a weighted average interest rate of 3.3% and had an average term of 3.3 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $54.3 million balance outstanding as of December 31, 2010. The remaining $359.7 million outstanding in other debt, using the exchange rates in effect on December 31, 2010, is related to the term loans discussed below.

In November 2010, the operating partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of December 31, 2010, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $153.9 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. Additionally, in November 2010, the operating partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on December 31, 2010, the term loan had an outstanding balance of approximately $205.8 million in U.S. dollars, which bore a weighted average interest rate of 2.8%.

The parent company guarantees the operating partnership’s obligations with respect to certain of its unsecured debt. These unsecured credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under its unsecured credit facilities at December 31, 2010.

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

The operating partnership may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of December 31, 2010, the operating partnership was in compliance with its financial covenants under its credit facilities. There can be no assurance, however, that if the financial markets and economic conditions worsen, the operating partnership will be able to continue to comply with its financial covenants.

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

While the operating partnership believes that it has sufficient working capital and capacity under its credit facilities to continue its business operations as usual in the near term, turbulence in the global markets and economies and prolonged declines in business and consumer spending may adversely affect its liquidity and financial condition, as well as the liquidity and financial condition of its customers. If these market conditions persist, recur or worsen in the long term, they may limit the operating partnership’s ability, and the ability of its customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs. In the event that it does not have sufficient cash available to it through its operations to continue operating its business as usual, the operating partnership may need to find alternative ways to increase its liquidity. Such alternatives may include, without limitation, divesting the operating partnership of properties, whether or not they otherwise meet its strategic objectives in the long term, at less than optimal terms; issuing and selling the operating partnership’s debt and equity in public or private transactions under less than optimal conditions; entering into leases with the operating partnership’s customers at lower rental rates or less than optimal terms; entering into lease renewals with the operating partnership’s existing customers with a decrease in rental rates at turnover or on suboptimal terms; or paying a portion of the parent company’s dividends in stock rather than cash. There can be no assurance, however, that such alternative ways to increase its liquidity will be available to the operating partnership. Additionally, taking such measures to increase its liquidity may adversely affect the operating partnership’s business, results of operations and financial condition.

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

Credit Facilities.  The operating partnership has a $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollar or U.S. dollar denominated borrowings) unsecured revolving credit facility. In November 2010, the operating partnership refinanced its $550.0 million multi-currency facility, which was set to mature in June 2011, increasing the facility by $50.0 million and extending the maturity to March 2014. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The facility can be increased to up to $800.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was

185.0 basis points as of December 31, 2010, based on the operating partnership’s long-term debt rating, with an annual facility fee of 35.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $600.0 million can be drawn in Euros, Yen, British pounds sterling, Canadian dollars or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of December 31, 2010, there was no outstanding balance on this credit facility, and the remaining amount available was $589.6 million, net of outstanding letters of credit of $10.4 million, using the exchange rate in effect on December 31, 2010.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, previously 55.0 billion prior to the operating partnership’s early renewal in December 2010, which, using the exchange rate in effect at December 31, 2010, equaled approximately $554.5 million U.S. dollars and bore a weighted average interest rate of 1.97%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. Additionally, upon renewal, the credit facility maturity was extended from June 2011 to March 2014. The rate on the borrowings is generally Yen LIBOR plus a margin, which was 185.0 basis points as of December 31, 2010, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 35.0 basis points as of December 31, 2010. As of December 31, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2010, was $139.5 million, and the remaining amount available was $415.0 million.

The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling and Euros. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of December 31, 2010, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of December 31, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2010, was approximately $129.4 million with a weighted average interest rate of 1.31%, and the remaining amount available was $370.6 million.

The above credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the operating partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of December 31, 2010.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of December 31, 2010 (dollars in thousands):

	Wholly Owned
	Unsecured				Total	Consolidated	Total	Unconsolidated		AMB’s Share of
	Senior	Credit	Other	Secured	Wholly Owned	Joint	Consolidated	Joint	Total	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Venture Debt	Debt	Venture Debt	Debt	Debt

2011	$69,000	$129,443	$—	$15,499	$213,942	$139,410	$353,352	$414,907	$768,259	$395,844
2012	—	—	153,903	29,636	183,539	468,361	651,900	434,468	1,086,368	478,649
2013	293,897	—	—	23,366	317,263	103,568	420,831	732,130	1,152,961	547,092
2014	—	139,490	—	4,904	144,394	8,809	153,203	556,096	709,299	357,254
2015	112,491	—	205,773	7,908	326,172	16,943	343,115	464,706	807,821	504,984
2016	250,000	—	—	81,936	331,936	15,499	347,435	170,709	518,144	397,384
2017	300,000	—	—	67,913	367,913	490	368,403	92,414	460,817	388,927
2018	300,000	—	—	—	300,000	595	300,595	96,694	397,289	334,094
2019	250,000	—	—	—	250,000	28,713	278,713	11,778	290,491	270,707
2020	123,213	—	—	—	123,213	645	123,858	211,643	335,501	197,459
Thereafter	—	—	—	—	—	2,450	2,450	377,455	379,905	133,164

Subtotal	$1,698,601	$268,933	$359,676	$231,162	$2,558,372	$785,483	$3,343,855	$3,563,000	$6,906,855	$4,005,558
Unamortized net (discounts) premiums	(12,645)	—	—	43	(12,602)	46	(12,556)	(4,580)	(17,136)	(15,995)

Subtotal	$1,685,956	$268,933	$359,676	$231,205	$2,545,770	$785,529	$3,331,299	$3,558,420	$6,889,719	$3,989,563
Joint venture partners’ share of debt	—	—	—	—	—	(451,335)	(451,335)	(2,448,821)	(2,900,156)	—

Operating partnership’s share of total debt(2)	$1,685,956	$268,933	$359,676	$231,205	$2,545,770	$334,194	$2,879,964	$1,109,599	$3,989,563	$3,989,563

Weighted average interest rate	5.6%	1.7%	3.0%	2.9%	4.6%	4.8%	4.6%	4.6%	4.6%	4.6%
Weighted average maturity (years)	6.1	1.9	3.6	4.9	5.2	1.9	4.4	4.4	4.4	4.8

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $37.0 million in U.S. dollar borrowings and $139.5 million, $70.1 million, and $22.3 million in Yen, Canadian dollar and Singapore dollar-based borrowings outstanding at December 31, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2010.

(2)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of December 31, 2010, the operating partnership had debt maturing in 2011 through 2014, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
	2011	2012	2013	2014

Wholly owned debt
Unsecured Senior Debt	$69,000	$—	$293,897	$—
Credit Facilities	—	129,443	—	—
Other Debt	—	153,903	—	—
Operating Partnership Secured Debt	14,300	28,068	22,090	—

Subtotal	83,300	311,414	315,987	—
Consolidated Joint Ventures
AMB-AMS, L.P.	—	—	39,273	—
AMB Institutional Alliance Fund II, L.P.	—	3,850	199,972	4,590
AMB-SGP, L.P.	38,176	289,125	—	—
Other Industrial Operating Joint Ventures	53,311	30,972	20,355	4,344

Subtotal	91,487	323,947	259,600	8,934
Unconsolidated Joint Ventures
AMB-SGP Mexico	58,825	163,769	—	—
AMB Japan Fund I, L.P.	151,511	212,617	493,566	—
AMB-Europe Logistics Fund, FCP-FIS	—	—	—	412,234
AMB U.S. Logistics Fund, L.P.	30,310	29,397	181,457	117,995
Other Industrial Operating Joint Ventures	31,081	—	57,299	30,861

Subtotal	271,727	405,783	732,322	561,090
Total Consolidated	174,787	635,361	575,587	8,934
Total Unconsolidated	271,727	405,783	732,322	561,090

Total	$446,514	$1,041,144	$1,307,909	$570,024

Total Operating Partnership’s Share(3)	$201,771	$563,687	$580,546	$215,449

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2014, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2011 through 2014 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of December 31, 2010
	Units		Market	Market
Security	Outstanding		Price(1)	Value(2)

Common general partnership units	168,506,670	(5)	$31.71	$5,343,347
Common limited partnership units(3)	3,041,743		$31.71	96,454

Total	171,548,413			$5,439,801

Total options outstanding				8,694,938
Dilutive effect of stock options(4)				—

(1)	Dollars, per unit.

(2)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units. Dollars, in thousands.

(3)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(4)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $29.23 for the quarter ended December 31, 2010. All stock options were anti-dilutive as of December 31, 2010.

(5)	Includes 1,202,122 shares of unvested restricted stock.

Preferred units as of December 31, 2010 (dollars in thousands)
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred units	6.50%	$50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 20.9 million square feet as of December 31, 2010 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” on page 1 and Part I, Item 1, Note 11 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of December 31, 2010

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	41.3%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	43.7%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	43.0%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	45.5%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of December 31, 2010. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. As of December 31, 2010, the operating partnership’s share of total assets was $9.3 billion. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of December 31, 2010, the operating partnership had $198.4 million in cash and cash equivalents and $30.0 million in restricted cash. During the year ended December 31, 2010, the operating partnership increased the availability under its lines of credit by approximately $224 million while increasing its share of outstanding debt by approximately $409 million. As of December 31, 2010, the operating partnership had $1.4 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 17%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of December 31, 2010, approximately $171.3 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the years ended December 31, 2010, 2009 and 2008:

Paying Entity	Security	2010	2009	2008

AMB Property, L.P.	Common limited partnership units	$1.12	$1.12	$1.56
AMB Property, L.P.	Series L preferred units	$1.63	$1.63	$1.63
AMB Property, L.P.	Series M preferred units	$1.69	$1.69	$1.69
AMB Property, L.P.	Series O preferred units	$1.75	$1.75	$1.75
AMB Property, L.P.	Series P preferred units	$1.71	$1.71	$1.71
AMB Property II, L.P.	Class B common limited partnership units	$1.12	$1.12	$1.56
AMB Property II, L.P.	Series D preferred units(1)	$—	$2.69	$3.59

(1)	On November 10, 2009, the parent company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The operating partnership issued 2,880,281 general partnership units to the parent company in exchange for the 1,595,337 series D preferred units the parent company purchased.

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the years ended December 31, 2010, 2009 and 2008, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the years ended December 31, 2010, 2009 and 2008. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
Summary of Distributions Paid	2010	2009	2008
	(dollars in thousands)

Net cash provided by operating activities	$252,760	$243,113	$302,614
Distributions paid to partners	(195,755)	(139,515)	(224,549)
Distributions to noncontrolling interests, including preferred units	(11,047)	(18,771)	(61,934)

Excess of net cash provided by operating activities over distributions paid	$45,958	$84,827	$16,131

Net proceeds from divestiture of real estate	$101,660	$482,515	$421,647

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$147,618	$567,342	$437,778

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the years ended December 31, 2010 and 2009 on an owned and managed basis were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Years Ended
	December 31,
	2010	2009

The Americas:
Number of new development projects	4	—
Square feet	860,497	—
Estimated total investment(1)	$68,146	$—
Asia:
Number of new development projects	3	—
Square feet	755,752	—
Estimated total investment(1)	$34,718	$—

Total:
Number of new development projects	7	—
Square feet	1,616,249	—
Estimated total investment(1)	$102,864	$—
Total construction-in-progress estimated investment(1)(2)	$170,751	$—
Total construction-in-progress invested to date(3)	$107,274	$—
Total construction-in-progress remaining to invest(3)(4)	$63,477	$—

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of December 31, 2010 or 2009, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Portfolio.  As of December 31, 2010, the operating partnership had eight construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 2.2 million square feet and have an aggregate estimated investment of $169.8 million upon completion, net of $1.0 million of cumulative real estate impairment losses to date. Four of these projects totaling approximately 1.2 million square feet with an aggregate estimated investment of $124.2 million were held in an unconsolidated co-investment venture. Construction-in-progress, at December 31, 2010, included projects expected to be completed through the third quarter of 2012.

On an owned and managed basis, the operating partnership had an additional 25 development projects available for sale or contribution totaling approximately 6.8 million square feet, with an aggregate estimated investment of $700.0 million, net of $67.6 million of cumulative real estate impairment losses to date, and an aggregate net book value of $680.6 million.

As of December 31, 2010, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $855.5 million, or 91%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $82.9 million, or 9%, in order to complete its development portfolio.

In addition to its committed development pipeline, the operating partnership held a total of 2,641 acres of land for future development or sale, on an owned and managed basis, approximately 87% of which was located in the Americas. This included 254 acres that were held in unconsolidated joint ventures. The operating partnership currently estimates that these 2,641 acres of land could support approximately 47.4 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 79 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments required under non-cancelable operating leases in effect as of December 31, 2010 were as follows (dollars in thousands):

2011	$36,278
2012	33,412
2013	30,387
2014	28,724
2015	27,357
Thereafter	414,203

Total	$570,361

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of December 31, 2010, the operating partnership had investments in co-investment ventures with a gross book value of approximately $1.1 billion, which are consolidated for financial reporting purposes, and net equity investments in unconsolidated co-investment ventures of $732.7 million and a gross book value of approximately $7.1 billion. In the year ended December 31, 2010, the operating partnership made a $200.0 million investment in AMB U.S. Logistics Fund, L.P. and a $100.0 million investment in AMB Europe Logistics Fund, FCP-FIS. Additionally, third party investors contributed $257.0 million to AMB U.S. Logistics Fund, L.P. and $55.3 million in AMB

Europe Logistics Fund, FCP-FIS during the year ended December 31, 2010. As of December 31, 2010, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $286.4 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB U.S. Logistics Fund, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Logistics Fund, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This could increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB U.S. Logistics Fund, L.P., and the management regulations of AMB Europe Logistics Fund, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

On December 22, 2010, the company announced the formation of AMB Brazil Logistics Partners Fund I, L.P., a single-investor co-investment venture whose strategy is to develop, acquire, own, operate, manage and dispose of logistics properties primarily within the company’s target markets in Brazil, namely São Paulo and Rio de Janeiro. This venture will invest through an equity interest in the joint venture previously established between the company and its local Brazil partner, Cyrela Commercial Properties. The initial third-party equity investment will be approximately 360.0 million Brazilian Reais (approximately $216.9 million in U.S. dollars using the exchange rate in effect at December 31, 2010) and the joint venture’s overall equity commitment is 720.0 million Brazilian Reais (approximately $433.8 million in U.S. dollars using the same exchange rate), including the company’s 50 percent co-investment.

In addition, on August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.2 million using the exchange rate in effect on December 31, 2010. The company will contribute 20% of the total equity, or approximately $63.1 million, at full deployment, for total equity of $315.3 million available for future investments. As of December 31, 2010, no investments had been made in real estate properties within this co-investment venture.

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

Capital Deployment

Land acquisitions during the years ended December 31, 2010 and 2009 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Years Ended
	December 31,
	2010	2009

The Americas:
Acres	213	4
Estimated build out potential (square feet)	3,635,800	—
Investment(1)	$47,509	$1,539
Europe:
Acres	11	2
Estimated build out potential (square feet)	377,479	67,805
Investment(1)	$37,384	$5,656
Asia:
Acres	—	38
Estimated build out potential (square feet)	—	1,075,819
Investment(1)	$—	$17,032

Total:
Acres	224	44
Estimated build out potential (square feet)	4,013,279	1,143,624
Investment(1)	$84,893	$24,227

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity, including value-added acquisitions, during the years ended December 31, 2010 and 2009 was as follows (dollars in thousands):

	For the Years Ended
	December 31,
	2010	2009

Number of properties acquired by AMB U.S. Logistics Fund, L.P.	9	—
Square feet	2,231,719	—
Expected investment(1)	$174,783	$—
Number of properties acquired by AMB Europe Logistics Fund, FCP-FIS	5	—
Square feet	1,458,691	—
Expected investment(1)	$131,640	$—
Number of properties acquired by AMB Property, L.P.	2	—
Square feet	1,143,355	—
Expected investment(1)	$36,886	$—

Total number of properties acquired	16	—
Total square feet	4,833,765	—
Total acquisition cost	$334,754	$—
Total acquisition capital	8,555	—

Total expected investment(1)	$343,309	$—

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of December 31, 2010 or 2009, as applicable.

Overview of Contractual Obligations

The following table summarizes our debt, interest and lease payments due by period as of December 31, 2010 (dollars in thousands):

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

Debt	$353,352	$1,072,731	$496,318	$1,421,454	$3,343,855
Debt interest payments	13,630	53,374	15,698	71,778	154,480
Operating lease commitments	36,278	63,799	56,081	414,203	570,361
Tax liabilities(1)	—	6,290	—	—	6,290
Co-investment venture capital commitments(2)	90,896	89,192	61,732	44,565	286,385

Total	$494,156	$1,285,386	$629,829	$1,952,000	$4,361,371

(1)	These amounts represent an estimate of our income tax liabilities, including an estimate of the period of settlement. See Part IV, Item 15: Note 8 of “Notes to Consolidated Financial Statements” for information related to the company’s tax obligations.

(2)	Commitments due in less than one year includes $24.6 million committed to secure a line of credit for AMB-SGP Mexico, LLC, which the parent company does not expect to be called.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of December 31, 2010, the company had provided approximately $12.9 million in letters of credit, of which $10.4 million were provided under the operating partnership’s $600.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1, Notes 5, 6 and 12 of the “Notes to Consolidated Financial Statements,” as of December 31, 2010, the company had outstanding guarantees and contribution obligations in the aggregate amount of $403.0 million as described below.

As of December 31, 2010, the company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of December 31, 2010, the company also guaranteed $58.6 million and $83.5 million on outstanding loans on five of its consolidated joint ventures and three of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of December 31, 2010.

Performance and Surety Bonds.  As of December 31, 2010, the company had outstanding performance and surety bonds in an aggregate amount of $3.8 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations, as adjusted (“FFO, as adjusted”) and Funds From Operations Per Share and Unit, as adjusted (“FFOPS, as adjusted”)

The company believes that net income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, the company considers funds from operations, as adjusted (or FFO, as adjusted), FFO per share and unit, as adjusted (or FFOPS, as adjusted), Core FFO, as adjusted and Core FFO per share and unit, as adjusted (or Core FFOPS, as adjusted) to be useful supplemental measures of its operating performance. The company defines FFOPS, as adjusted, as FFO, as adjusted, per fully diluted weighted average share of the parent company’s common stock and operating partnership units. The company calculates FFO, as adjusted, as net income (or loss) available to common stockholders, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive the company’s pro rata share of FFO, as adjusted of consolidated and unconsolidated joint ventures. The company defines Core FFOPS, as adjusted as Core FFO, as adjusted per fully diluted weighted share of the parent company’s common stock and operating partnership units. The company calculates Core FFO, as adjusted as FFO, as adjusted excluding the company’s share of development profits. These calculations also include adjustments for items as described below.

Unless stated otherwise, the company includes the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO, as adjusted. The company believes gains from development should be included in FFO, as adjusted, to more completely reflect the performance of one of its lines of business. The company believes that value-added conversion dispositions are in substance land sales and as such should be included in FFO, as adjusted, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in funds from operations. However, the company’s interpretation of FFO, as adjusted, or FFOPS, as adjusted, may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (“NAREIT”) definition, and may not be comparable to funds from operations or funds from operations per share and unit reported by other real estate investment trusts that interpret the current NAREIT definition differently than the company does. In connection with the formation of a joint venture, the company may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. If this circumstance arises, the company intends to include in its calculation of FFO, as adjusted, gains or losses related to the contribution of previously depreciated real estate to joint ventures. Although such a change, if instituted, will be a departure from the current NAREIT definition, the company believes such calculation of FFO, as adjusted, will better reflect the value created as a result of the contributions. To date, the company has not included gains or losses from the contribution of previously depreciated warehoused assets in FFO, as adjusted.

In addition, the company calculates FFO, as adjusted, to exclude impairment and restructuring charges, debt extinguishment losses and the Series D preferred unit redemption discount. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted values. The restructuring charges reflected costs associated with the company’s reduction in global headcount and cost structure. Debt extinguishment losses generally included the costs of repurchasing debt securities. The company repurchased certain tranches of senior unsecured debt to manage its debt maturities in response to the current financing environment, resulting in greater debt extinguishment costs. The Series D preferred unit redemption discount reflects the gain associated with the discount to liquidation preference in the Series D preferred unit redemption price less costs incurred as a result of the redemption. In 2008, the company also recognized charges to write-off pursuit costs related to development projects it no longer planned to commence and to establish a reserve against tax assets associated with the reduction of its development activities. Although difficult to predict, these items may be recurring given the uncertainty of the current economic climate and its adverse effects on the real estate and financial markets. While not infrequent or unusual in nature, these items result from market fluctuations that can have inconsistent effects on the company’s results of operations. The economics underlying these items reflect market and financing conditions in the short-term but can obscure the company’s performance and the value of the company’s long-term investment decisions and strategies. Management believes FFO, as adjusted, is significant and useful to both it and its investors. FFO, as adjusted, more appropriately reflects the value and strength of the company’s business model and its potential performance isolated from the volatility of the current economic environment and unobscured by costs (or gains) resulting from the company’s management of its financing profile in response to the tightening of the capital markets. However, in addition to the limitations of FFO Measures, as adjusted, generally discussed below, FFO, as adjusted, does not present a comprehensive measure of the company’s financial condition and operating performance. This measure is a modification of the NAREIT definition of funds from operations and should not be used as an alternative to net income or cash as defined by U.S. GAAP.

The company believes that the FFO Measures, as adjusted, are meaningful supplemental measures of its operating performance because historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, the FFO Measures, as adjusted, are supplemental measures of operating performance for real estate investment trusts that exclude historical cost depreciation and amortization, among other items, from net income available to common stockholders, as defined by U.S. GAAP. The company believes that the use of the FFO Measures, as adjusted, combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of real estate investment trusts among the investing public and making comparisons of operating results among such companies more meaningful. The company considers the FFO Measures, as adjusted, to be useful measures for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, the FFO Measures, as adjusted, can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. While funds from operations and funds from operations per share are relevant and widely used measures of operating performance of real estate investment trusts, the FFO Measures, as adjusted, do not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. The FFO Measures, as adjusted, also do not consider the costs associated with capital expenditures related to the company’s real estate assets nor are the FFO Measures, as adjusted, necessarily indicative of cash available to fund the company’s future cash requirements. Management compensates for the limitations of the FFO Measures, as adjusted, by providing investors with financial statements prepared according to U.S. GAAP, along with this detailed discussion of the FFO Measures, as adjusted, and a reconciliation of the FFO Measures, as adjusted, to net income available to common stockholders, a U.S. GAAP measurement.

The following table reflects the calculation of FFO, as adjusted, reconciled from net income (loss) available to common unitholders of the operating partnership and common stockholders of the parent company for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Net income (loss) available to common unitholders of the operating partnership	$10,122	$(50,866)	$(67,233)
Net income (loss) available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	(155)	789	782

Net income (loss) available to common stockholders of the parent company	9,967	(50,077)	(66,451)
Gains from sale or contribution of real estate interests, net	(20,248)	(38,718)	(22,561)
Depreciation and amortization:
Total depreciation and amortization	196,636	175,334	161,000
Discontinued operations’ depreciation	3,447	6,602	8,199
Non-real estate depreciation	(8,432)	(8,593)	(7,270)
Adjustment for depreciation on development profits	(1,546)	—	—
Adjustments to derive FFO, as adjusted, from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net loss)	6,278	11,063	32,855
Limited partnership unitholders’ noncontrolling interests (Net loss (income))	88	(3,625)	(5,063)
Limited partnership unitholders’ noncontrolling interests (Development profits)	133	2,377	2,822
FFO, as adjusted, attributable to noncontrolling interests	(28,251)	(31,571)	(50,381)
Adjustments to derive FFO, as adjusted, from unconsolidated joint ventures:
The company’s share of net (income) loss	(17,372)	(11,331)	(17,121)
The company’s share of FFO, as adjusted	61,903	47,549	44,589
Adjustments for impairments, restructuring charges and debt extinguishment:
Real estate impairment losses	—	172,059	182,866
Discontinued operations’ real estate impairment losses	—	9,794	11,052
Pursuit costs and tax reserve	—	—	11,834
Restructuring charges	4,874	6,368	12,306
Loss on early extinguishment of debt	2,892	12,267	786
Preferred unit redemption discount	—	(9,759)	—
Allocation to participating securities(1)	(182)	(898)	(1,186)

Funds from operations, as adjusted	$210,187	$288,841	$298,276

Basic FFO, as adjusted, per common share and unit	$1.27	$2.10	$2.95

Diluted FFO, as adjusted, per common share and unit	$1.27	$2.09	$2.90

Weighted average common shares and units:
Basic	165,273,488	137,740,825	101,253,972

Diluted	166,126,934	137,903,929	102,734,827

Core Funds From Operations, as adjusted
Funds from operations, as adjusted	$210,187	$288,841	$298,276
Development profits, net of taxes	(6,739)	(88,876)	(81,084)
Joint venture partners’ and limited partnership unitholders’ share of development profits, net of taxes	61	3,308	9,041
Limited partnership unitholders’ noncontrolling interests (Development profits)	(133)	(2,377)	(2,822)
AMB’s share of development profits from unconsolidated joint ventures	(9)	(271)	(2,071)
Allocation to participating securities(1)	49	585	645

Core Funds From Operations, as adjusted(1)	$203,416	$201,210	$221,985

Basic Core FFO, as adjusted per common share and unit (diluted)	$1.23	$1.46	$2.19

Diluted Core FFO, as adjusted per common share and unit (diluted)	$1.22	$1.46	$2.16

Weighted average common shares and units:
Basic	165,273,488	137,740,825	101,253,972

Diluted	166,126,934	137,903,929	102,734,827

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO, as adjusted, per common share and unit is adjusted for FFO, as adjusted, distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. Under this method, allocations were made to 1,202,122, 918,753 and 855,919 unvested restricted shares outstanding for the years ended December 31, 2010, 2009 and 2008.

Same Store Net Operating Income (“SS NOI”)

The company defines NOI as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the company’s operating performance, excluding the effects of gains (losses), costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the company does not consider its impairment losses to be a property operating expense. The company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the company’s real estate operations and should be excluded from its calculation of NOI.

The company considers SS NOI to be a useful supplemental measure of its operating performance for properties that are considered part of the same store pool. The company defines Cash-basis SS NOI as NOI on a same store basis excluding straight line rents and amortization of lease intangibles. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and development stabilized after December 31, 2008. The company considers SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of the real estate portfolio excluding effects of non-cash adjustments and provides a better measure of actual cash basis rental growth for a year-over-year comparison. In addition, the company believes that SS NOI helps investors compare the operating performance of its real estate as compared to other companies. While SS NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating the company’s liquidity or operating performance. SS NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the company’s results from operations. Further, the company’s computation of SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI.

The following table reconciles SS NOI, cash-basis SS NOI and cash-basis SS NOI, excluding lease termination fees from net loss for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Net income (loss)	$33,594	$(27,960)	$(6,750)
Private capital revenues	(30,860)	(38,013)	(68,472)
Depreciation and amortization	196,636	175,334	161,000
Real estate impairment losses	—	172,059	182,866
General and administrative and fund costs	125,155	116,404	145,040
Restructuring charges	4,874	6,368	12,306
Total other income and expenses	108,773	89,170	20,509
Total discontinued operations	(24,242)	(96,222)	(11,169)

Net operating income	413,930	397,140	435,330
Less non same-store NOI	(73,535)	(47,582)	(26,626)
Less non-cash adjustments(1)	(9,045)	(2,803)	(5,457)

Cash-basis same-store NOI	$331,350	$346,755	$403,247

Less lease termination fees	(3,059)	(2,692)	(5,518)

Cash-basis same-store NOI, excluding lease termination fees	$328,291	$344,063	$397,729

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $12.6 million as of December 31, 2010 (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt(1)	$143,598	$544,574	$365,635	$13,713	$137,342	$1,393,341	$2,598,203	$2,672,107
Average interest rate	6.5%	5.1%	6.1%	5.3%	5.1%	5.1%	5.3%	n/a
Variable rate debt(2)	$209,754	$107,326	$55,196	$139,490	$205,773	$28,113	$745,652	$742,076
Average interest rate	2.1%	1.8%	2.9%	1.7%	2.8%	2.0%	2.2%	n/a
Interest payments(3)	$13,630	$29,611	$23,763	$3,037	$12,661	$71,778	$154,480	n/a

(1)	Represents 77.7% of all outstanding debt at December 31, 2010.

(2)	Represents 22.3% of all outstanding debt at December 31, 2010.

(3)	Represents interest expense related only to the debt balances maturing in each respective year, based upon interest rates at the balance sheet date.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.6 million (net of the swap) annually. As of December 31, 2010, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.3 billion and $3.4 billion, respectively, based on the company’s estimate of current market interest rates. As of December 31, 2009, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) both were $3.2 billion, based on our estimate of current market interest rates.

As of December 31, 2010 and 2009, variable rate debt comprised 22.3% and 38.8%, respectively, of all the company’s outstanding debt. Variable rate debt was $0.7 billion and $1.2 billion as of December 31, 2010 and December 31, 2009, respectively.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income for any ineffectiveness. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at December 31, 2010 were 24 interest rate swaps and one interest rate cap hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans. The company does not hold or issue derivatives for trading purposes.

The following table summarizes the company’s financial instruments as of December 31, 2010 (in thousands):

Cash Flow Hedges — EUR Swaps

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Swap	3 mo. EURIBOR	December-11	1.2600%	$7,698	$(8)
Swap	1 mo. EURIBOR	January-12	1.1575%	$112,240	$(189)
Swap	1 mo. EURIBOR	January-12	1.1710%	$65,473	$(119)
Swap	1 mo. EURIBOR	January-12	1.1550%	$28,060	$(47)
Swap	3 mo. EURIBOR	December-12	1.7300%	$10,910	$(81)
Swap	1 mo. EURIBOR	January-13	1.4875%	$112,240	$(129)
Swap	1 mo. EURIBOR	January-13	1.5010%	$65,473	$(85)
Swap	1 mo. EURIBOR	January-13	1.4850%	$28,060	$(32)
Swap	3 mo. EURIBOR	December-13	2.2200%	$12,584	$(133)
Swap	1 mo. EURIBOR	January-14	1.9975%	$112,240	$299
Swap	1 mo. EURIBOR	January-14	2.0110%	$65,473	$160
Swap	1 mo. EURIBOR	January-14	1.9950%	$28,060	$73
Swap	1 mo. EURIBOR	January-15	2.5875%	$112,240	$73
Swap	1 mo. EURIBOR	January-15	2.6010%	$65,473	$26
Swap	1 mo. EURIBOR	January-15	2.5850%	$28,060	$16
Swap	1 mo. EURIBOR	September-15	3.0025%	$112,240	$112
Swap	1 mo. EURIBOR	September-15	3.0160%	$65,473	$51
Swap	1 mo. EURIBOR	September-15	3.0000%	$28,060	$25

				$1,060,057	$12

Cash Flow Hedges — JPY Swaps

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Swap	3 mo. JPY TIBOR	October-12	0.6000%	$153,903	$(420)
Swap	3 mo. JPY LIBOR	September-16	2.5200%	$25,998	$(54)
Swap	3 mo. JPY LIBOR	September-16	2.5200%	$16,018	$(34)
Swap	3 mo. JPY LIBOR	July-17	2.8800%	$25,320	$(244)
Swap	3 mo. JPY LIBOR	July-17	2.8800%	$16,018	$(155)

				$237,257	$(907)

Cash Flow Hedges — USD Caps

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Cap	1 mo. USD LIBOR	October-12	4.2500%	$25,909	$8

				$25,909	$8

Non-Designated Hedges — FX Forward

			Pay-Fixed	Buy Notional Amount
Derivative Type	Forward Rate	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

FX Forward	1.335675	March-11	EUR 124,143	$165,815	$108
FX Forward	1.551	March-11	GBP 17,000	$26,367	$(85)
FX Forward	1.00065	March-11	CAD 165,000	$164,893	$(627)
FX Forward	1.00075	March-11	CAD 78,000	$77,942	$(304)

				$435,017	$(908)

Non-Designated Hedges — IR Swap

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Swap	3 mo. EURIBOR	June-11	4.4500%	$25,168	$713

				$25,168	$713

Total USD Equivalent Amount				$1,783,408	$(1,082)

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains (losses) resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $36.7 million and $(22.0) million for the year ended December 31, 2010 and 2009, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the years ended December 31, 2010, 2009 and 2008, total unrealized and realized gains (losses) from remeasurement and translation included in the company’s results of operations were $1.4 million, $(7.2) million and $(5.7) million, respectively.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the parent company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the year covered by this report. Based on the foregoing, the parent company’s chief executive officer and chief financial officer each concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

During the fourth fiscal quarter of 2010, the parent company continued migrating certain of its financial processing systems to Yardi software. This Yardi software implementation is part of the parent company’s initiative to transform its technology platform in support of its global operating platform. The parent company plans to continue implementing such software throughout other parts of its business over the next several fiscal quarters. In connection with the Yardi software implementation and resulting business process changes, the parent company continues to enhance the design and documentation of its internal control processes to ensure suitable control over its financial reporting.

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

The parent company’s management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on the parent company’s evaluation under the framework in “Internal Control — Integrated Framework,” the parent company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the parent company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the year covered by this report. Based on the foregoing, the chief executive officer and chief financial officer of the operating partnership’s general partner each concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

During the fourth fiscal quarter of 2010, the operating partnership continued migrating certain of its financial processing systems to Yardi software. This Yardi software implementation is part of the operating partnership’s initiative to transform its technology platform in support of its global operating platform. The operating partnership plans to continue implementing such software throughout other parts of its business over the next several fiscal quarters. In connection with the Yardi software implementation and resulting business process changes, the operating partnership continues to enhance the design and documentation of its internal control processes to ensure suitable control over its financial reporting.

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

The operating partnership’s management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on the operating partnership’s evaluation under the framework in “Internal Control — Integrated Framework,” the operating partnership’s management has concluded that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the operating partnership’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	Other Information

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

The information required by Items 10 through 14 will be filed in an amendment to this report on Form 10-K.

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

(a)(3) Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).

Exhibit
Number	Description

3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.19 to AMB Property Corporation’s Registration Statement on Form 8-A filed on December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Registration Statement on Form 8-A filed on August 24, 2006).
3.6	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.7	Articles Supplementary Redesignating and Reclassifying 510,000 Shares of 8.00% Series I Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.8	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series J Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.9	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series K Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.10	Sixth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 25, 2008).
3.11	Articles Supplementary Redesignating and Reclassifying 1,595,337 Shares of 7.18% Series D Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 22, 2009).
3.12	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 to AMB Property Corporation’s Form 8-A filed on August 24, 2006).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163) and also included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number	Description

4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.10	$175,000,000 Fixed Rate Note No, B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.11	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.12	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form S-11 (No. 333-49163) and also incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.13	Second Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163) and also incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.14	Third Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163) and also incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Fourth Supplemental Indenture dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K/A filed on November 16, 2000 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 16, 2000).
4.16	Fifth Supplemental Indenture dated as of May 7, 2002 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 and also incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description

4.17	Sixth Supplemental Indenture dated as of July 11, 2005 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.18	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005 and also incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.19	Seventh Supplemental Indenture dated as of August 10, 2006 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006 and also incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.20	$175,000,000 Fixed Rate Note No. FXR-C-1 dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 15, 2006 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.21	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.22	Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).
4.23	Registration Rights Agreement dated as of May 5, 1999 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.24	Registration Rights Agreement dated as of November 1, 2006 by and among AMB Property Corporation, AMB Property II, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.25	$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on 8-K filed on May 1, 2008 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on 8-K filed on May 1, 2008).
4.26	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and also incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.27	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000 attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and also incorporated by reference to Exhibit 4.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number		Description

4.28		Registration Rights Agreement dated as of November 10, 2009 by and between AMB Property Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 10, 2009).
4.29		Eighth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.30		Ninth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.31		6.125% Notes due 2016, attaching Parent Guarantee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.32		6.625% Notes due 2019, attaching Parent Guarantee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.33		Registration Rights Agreement dated November 26, 1997 among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on August 3, 2010).
4.34		Tenth Supplemental Indenture dated as of August 9, 2010 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on August 9, 2010).
4.35		4.500% Notes due 2017, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on August 9, 2010).
4.36		Eleventh Supplemental Indenture dated as of November 12, 2010 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s first Current Report on Form 8-K filed on November 10, 2010).
4.37		4.00% Notes due 2018, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation and AMB Property, L.P.’s first Current Report on Form 8-K filed on November 10, 2010).
4.38		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.20 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004 and also incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 15, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 30, 2006).
10.6		Fifteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to AMB Property Corporation’s and AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, and J.P. Morgan Europe Limited, as administrative agents, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.10 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.11 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.10 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit
Number		Description

10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers (incorporated by reference to Exhibit 10.17 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.16 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.17		Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.18		$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).

Exhibit
Number	Description

10.19	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.20	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.21	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.22	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).
10.23	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 20, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 20, 2007).
10.24	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit
Number	Description

10.25	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.26	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.27	Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.28	AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.29	Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.30	Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008 and also incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.31	Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).

Exhibit
Number		Description

10.32		Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.33		Termination Letter, dated December 29, 2008, from ING Real Estate Finance N.V., as Facility Agent, to AMB Fund Management S.à.r.l., acting in its own name but on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on January 5, 2009 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 5, 2009).
10.34		Amendment No. 1 to Credit Agreement, dated as of January 26, 2009, by and among AMB Property, L.P., AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, and HSBC Bank USA, National Association and U.S. Bank National Association, as documentation agents (incorporated by reference to Exhibit 10.37 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and also incorporated by reference to Exhibit 10.34 to AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.35	Separation Agreement and Release of All Claims, dated September 18, 2009, by and between AMB Property Corporation and John T. Roberts, Jr. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 23, 2009).
10.36		Credit Agreement, dated as of October 15, 2009, by and among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent for Euros, Sumitomo Mitsui Banking Corporation, as administrative agent for Yen and syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Calyon Credit Agricole CIB, New York Branch, and U.S. Bank National Association, and HSBC Bank USA, National Association, as documentation agents, AMB European Investments LLC and AMB Japan Finance, Y.K., as the initial qualified borrowers, and a syndicate of banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.37		Guaranty of Payment, dated as of October 15, 2009, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.38		Qualified Borrower Guaranty, dated as of October 15, 2009, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Administrative Agent, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).

Exhibit
Number	Description

10.39	Fourth Amended and Restated Revolving Credit Agreement, dated as of November 10, 2010, among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, PNC Bank, NA, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Documentation Agents, and Compass Bank, US Bank, NA and Union Bank, N.A., as Managing Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation and AMB Property, L.P.’s second Current Report on Form 8-K filed on November 10, 2010).
10.40	Guaranty of Payment, dated as of November 10, 2010, by AMB Property Corporation, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Europe Limited, as Administrative Agent for the banks that are from time to time parties to that certain Fourth Amended and Restated Revolving Credit Agreement, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation and AMB Property, L.P.’s second Current Report on Form 8-K filed on November 10, 2010).
10.41	Qualified Borrower Guaranty, dated as of November 10, 2010, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Europe Limited, as Administrative Agent for the banks that are from time to time parties to that certain Fourth Amended and Restated Revolving Credit Agreement, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.3 to AMB Property Corporation and AMB Property, L.P.’s second Current Report on Form 8-K filed on November 10, 2010).
10.42	Credit Agreement, dated as of November 29, 2010, among AMB Property, L.P. as Borrower, the banks listed on the signature pages thereof, HSBC Bank USA, National Association, as administrative agent, Credit Agricole Corporate and Investment Bank, as syndication agent, and HSBC Securities, Inc. and Credit Agricole Corporate and Investment Bank, as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc. as documentation agent (incorporated by reference to Exhibit 10.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.43	Guaranty of Payment, dated as of November 29, 2010, by AMB Property Corporation for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.44	Qualified Borrower Guaranty, dated as of November 29, 2010, by AMB Property, L.P. for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.3 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.45	Second Amended and Restated Revolving Credit Agreement, dated as of December 1, 2010, among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.4 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.46	Guaranty of Payment, dated as of December 1, 2010, by AMB Property, L.P. and AMB Property Corporation, as guarantors, for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookrunner, and for the banks that are from time to time parties to that certain Second Amended and Restated Revolving Credit Agreement, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.5 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).

Exhibit
Number	Description

21.1	Subsidiaries of AMB Property Corporation.
21.2	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in signature pages of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 18, 2011 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated February 18, 2011 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated February 18, 2011 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated February 18, 2011 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
101	The following materials from the Annual Reports on Form 10-K of AMB Property Corporation and AMB Property, L.P. for the period ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language):(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Capital,(v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement

AMB PROPERTY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB PROPERTY CORPORATION

By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chairman of the Board and
Chief Executive Officer

Date: February 18, 2011

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

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ T. ROBERT BURKE T. Robert Burke	Director	February 18, 2011

/s/ DAVID A. COLE David A. Cole	Director	February 18, 2011

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 18, 2011

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 18, 2011

/s/ FREDERICK W. REID Frederick W. Reid	Director	February 18, 2011

Name	Title	Date

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 18, 2011

/s/ THOMAS W. TUSHER Thomas W. Tusher	Director	February 18, 2011

/s/ CARL B. WEBB Carl B. Webb	Director	February 18, 2011

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	February 18, 2011

/s/ NINA A. TRAN Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	February 18, 2011

AMB PROPERTY, L.P.

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

Date: February 18, 2011

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

Name	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ T. ROBERT BURKE T. Robert Burke	Director	February 18, 2011

/s/ DAVID A. COLE David A. Cole	Director	February 18, 2011

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 18, 2011

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 18, 2011

/s/ FREDERICK W. REID Frederick W. Reid	Director	February 18, 2011

Name	Title	Date

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 18, 2011

/s/ THOMAS W. TUSHER Thomas W. Tusher	Director	February 18, 2011

/s/ CARL B. WEBB Carl B. Webb	Director	February 18, 2011

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	February 18, 2011

/s/ NINA A. TRAN Nina A. Tran	Chief Accounting Officer and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)	February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of AMB Property Corporation

In our opinion, the consolidated financial statements of AMB Property Corporation (the “Company”) listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounted for business combinations in 2009.

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
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of AMB Property, L.P.

In our opinion, the consolidated financial statements of AMB Property, L.P. (the “Operating Partnership”) listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Operating Partnership and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed the manner in which it accounted for business combinations in 2009.

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
February 18, 2011

Financial Statements of AMB Property Corporation

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,396,321	$1,317,461
Land held for development	672,883	591,489
Buildings and improvements	4,808,667	4,439,313
Construction in progress	28,305	360,397

Total investments in properties	6,906,176	6,708,660
Accumulated depreciation and amortization	(1,268,093)	(1,113,808)

Net investments in properties	5,638,083	5,594,852
Investments in unconsolidated joint ventures	883,241	462,130
Properties held for sale or contribution, net	242,098	214,426

Net investments in real estate	6,763,422	6,271,408
Cash and cash equivalents	198,424	187,169
Restricted cash	29,991	18,908
Accounts receivable, net of allowance for doubtful accounts of $9,551 and $11,715, respectively	167,735	155,958
Deferred financing costs, net	38,079	24,883
Other assets	175,244	183,632

Total assets	$7,372,895	$6,841,958

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$962,434	$1,096,554
Unsecured senior debt	1,685,956	1,155,529
Unsecured credit facilities	268,933	477,630
Other debt	413,976	482,883

Total debt	3,331,299	3,212,596
Security deposits	57,555	53,283
Dividends payable	51,400	46,041
Accounts payable and other liabilities	230,519	238,718

Total liabilities	3,670,773	3,550,638
Commitments and contingencies (Note 18)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares
authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares
authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares
authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares
authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 168,736,081 and
149,258,376 issued and outstanding, respectively	1,684	1,489
Additional paid-in capital	3,071,134	2,740,307
Retained deficit	(17,695)	(29,008)
Accumulated other comprehensive income	42,188	3,816

Total stockholders’ equity	3,320,723	2,940,016
Noncontrolling interests:
Joint venture partners	325,590	289,909
Limited partnership unitholders	55,809	61,395

Total noncontrolling interests	381,399	351,304

Total equity	3,702,122	3,291,320

Total liabilities and equity	$7,372,895	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$602,640	$580,411	$609,187
Private capital revenues	30,860	38,013	68,472

Total revenues	633,500	618,424	677,659

COSTS AND EXPENSES
Property operating costs	(110,715)	(107,246)	(97,953)
Real estate taxes	(77,995)	(76,025)	(75,904)
Depreciation and amortization	(196,636)	(175,334)	(161,000)
General and administrative	(124,364)	(115,342)	(143,962)
Restructuring charges	(4,874)	(6,368)	(12,306)
Fund costs	(791)	(1,062)	(1,078)
Real estate impairment losses	—	(172,059)	(182,866)
Other expenses	(3,197)	(8,681)	(520)

Total costs and expenses	(518,572)	(662,117)	(675,589)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	6,739	35,874	81,084
Gains from sale or contribution of real estate interests, net	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	17,372	11,331	17,121
Other income (expense)	3,543	3,440	(3,126)
Interest expense, including amortization	(130,338)	(118,867)	(134,249)
Loss on early extinguishment of debt	(2,892)	(12,267)	(786)

Total other income and expenses, net	(105,576)	(80,489)	(19,989)

Income (loss) from continuing operations	9,352	(124,182)	(17,919)

Discontinued operations:
Income attributable to discontinued operations	3,994	4,502	8,575
Development profits, net of taxes	—	53,002	—
Gains from sale of real estate interests, net of taxes	20,248	38,718	2,594

Total discontinued operations	24,242	96,222	11,169

Net income (loss)	33,594	(27,960)	(6,750)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net income	(6,278)	(11,063)	(32,855)
Joint venture partners’ and limited partnership unitholders’ share of development profits, net of taxes	(109)	(3,308)	(9,041)
Preferred unitholders	—	(4,295)	(5,727)
Limited partnership unitholders	(88)	3,625	5,063

Total noncontrolling interests’ share of net income	(6,475)	(15,041)	(42,560)

Net income (loss) attributable to AMB Property Corporation	27,119	(43,001)	(49,310)
Preferred stock dividends	(15,806)	(15,806)	(15,806)
Preferred unit redemption discount	—	9,759	—
Allocation to participating securities	(1,346)	(1,029)	(1,335)

Net income (loss) available to common stockholders	$9,967	$(50,077)	$(66,451)

Basic income (loss) per common share attributable to common stockholders
Loss from continuing operations (after preferred stock dividends)	$(0.08)	$(1.01)	$(0.77)
Discontinued operations	0.14	0.64	0.09

Net income (loss) available to common stockholders	$0.06	$(0.37)	$(0.68)

Diluted income (loss) per common share attributable to common stockholders
Loss from continuing operations (after preferred stock dividends)	$(0.08)	$(1.01)	$(0.77)
Discontinued operations	0.14	0.64	0.09

Net income (loss) available to common stockholders	$0.06	$(0.37)	$(0.68)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	161,988,053	134,321,231	97,403,659

Diluted	161,988,053	134,321,231	97,403,659

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except share amounts)

						Accumulated
		Common Stock		Additional	Retained	Other
	Preferred	Number		Paid-in	Earnings	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	(Deficit)	Income (Loss)	Interests	Total

Balance as of December 31, 2007	$223,412	99,210,508	$990	$2,280,611	$247,618	$11,321	$697,411	$3,461,363
Net income (loss)	15,806	—	—	—	(65,116)	—	42,560
Unrealized loss on securities and derivatives	—	—	—	—	—	(12,894)	—
Currency translation adjustment	—	—	—	—	—	23,616	—
Total comprehensive income								3,972
Contributions	—	—	—	—	—	—	15,251	15,251
Distributions and allocations	—	—	—	—	—	—	(66,172)	(66,172)
Stock-based compensation amortization and issuance of restricted stock, net	—	430,997	3	21,464	—	—	—	21,467
Exercise of stock options	—	129,507	1	4,212	—	—	—	4,213
Conversion of partnership units	—	495,306	5	20,565	—	—	(11,724)	8,846
Repurchases of common stock	—	(1,765,591)	(18)	(87,678)	—	—	—	(87,696)
Repurchase of noncontrolling interest	—	—	—	—	—	—	(12,650)	(12,650)
Forfeiture of stock	—	(30,855)	—	(1,594)	—	—	—	(1,594)
Contribution of consolidated interest to an unconsolidated joint venture	—	—	—	—	—	—	(206,240)	(206,240)
Reallocation of partnership interest	—	—	—	1,302	—	—	(1,302)	—
Offering costs	—	—	—	(10)	—	—	—	(10)
Dividends	(15,806)	—	—	—	(152,703)	—	(6,037)	(174,546)

Balance as of December 31, 2008	$223,412	98,469,872	$981	$2,238,872	$29,799	$22,043	$451,097	$2,966,204
Net income (loss)	15,806	—	—	—	(58,807)	—	15,041
Unrealized gain on securities and derivatives	—	—	—	—	—	3,793	—
Currency translation adjustment	—	—	—	—	—	(22,020)	—
Total comprehensive loss								(46,187)
Contributions	—	—	—	—	—	—	15,733	15,733
Distributions and allocations	—	—	—	—	—	—	(26,670)	(26,670)
Issuance of common stock, net	—	47,437,500	474	551,845	—	—	—	552,319
Stock-based compensation amortization and issuance of restricted stock, net	—	382,391	4	23,045	—	—	—	23,049
Exercise of stock options	—	94,749	1	1,822	—	—	—	1,823
Conversion and redemption of partnership units	—	47,563	—	1,091	—	—	(1,413)	(322)
Repurchases of preferred units	—	2,880,281	29	77,532	—	—	(77,561)	—
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of stock	—	(53,980)	—	(837)	—	—	—	(837)
Reallocation of partnership interest	—	—	—	12,199	—	—	(12,199)	—
Dividends	(15,806)	—	—	(164,403)	—	—	(3,815)	(184,024)

Balance as of December 31, 2009	$223,412	149,258,376	$1,489	$2,740,307	$(29,008)	$3,816	$351,304	$3,291,320
Net income	15,806	—	—	—	11,313	—	6,475
Unrealized gain (loss) on securities and derivatives	—	—	—	—	—	1,660	(111)
Currency translation adjustment	—	—	—	—	—	36,712	—
Total comprehensive income								71,855
Contributions	—	—	—	—	—	—	50,391	50,391
Distributions and allocations	—	—	—	—	—	—	(10,831)	(10,831)
Issuance of common stock, net	—	18,170,000	182	478,665	—	—	—	478,847
Stock-based compensation amortization and issuance of restricted stock, net	—	704,028	7	23,934	—	—	—	23,941
Exercise of stock options	—	763,207	8	17,664	—	—	—	17,672
Conversion and redemption of partnership units	—	334,398	3	9,228	—	—	(6,145)	3,086
Repurchase of noncontrolling interest	—	—	—	902	—	—	(8,656)	(7,754)
Forfeiture of stock	—	(493,928)	(5)	(13,963)	—	—	—	(13,968)
Reallocation of partnership interest	—	—	—	(2,622)	—	—	2,622	—
Dividends	(15,806)	—	—	(182,981)	—	—	(3,650)	(202,437)

Balance as of December 31, 2010	$223,412	168,736,081	$1,684	$3,071,134	$(17,695)	$42,188	$381,399	$3,702,122

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,594	$(27,960)	$(6,750)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(16,305)	(10,531)	(10,549)
Depreciation and amortization	196,636	175,334	161,000
Real estate impairment losses	—	172,059	182,866
Foreign exchange (gains) losses	(1,459)	6,081	1,043
Stock-based compensation amortization	23,941	23,049	21,467
Equity in earnings of unconsolidated joint ventures	(17,372)	(11,331)	(17,121)
Operating distributions received from unconsolidated joint ventures	25,424	11,687	24,279
Gains from sale or contribution of real estate interests, net	—	—	(19,967)
Development profits, net of taxes	(6,739)	(35,874)	(81,084)
Debt premiums, discounts and finance cost amortization, net	23,127	21,866	9,192
Discontinued operations:
Depreciation and amortization	3,447	6,602	8,199
Real estate impairment losses	—	9,794	11,052
Development profits, net of taxes	—	(53,002)	—
Gains from sale of real estate interests, net of taxes	(20,248)	(38,718)	(2,594)
Changes in assets and liabilities:
Accounts receivable and other assets	(18,328)	17,311	27,776
Accounts payable and other liabilities	27,042	(23,254)	(6,195)

Net cash provided by operating activities	252,760	243,113	302,614
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(9,189)	(2,312)	(671)
Cash paid for property acquisitions	(13,000)	—	(195,554)
Additions to land, buildings, development costs, building improvements and lease costs	(259,919)	(402,349)	(1,020,819)
Net proceeds from divestiture of real estate and securities	101,660	482,515	421,647
Additions to interests in unconsolidated joint ventures	(413,451)	(7,447)	(52,267)
Repayment of mortgage and loan receivables	—	—	81,542
Capital distributions received from unconsolidated joint ventures	2,182	9,457	35,012
Cash transferred to unconsolidated joint ventures	—	(357)	(16,848)
Repayments from (loans made to) affiliates	5,089	4,590	(73,480)
Purchase of equity interests, net	—	—	(60,330)

Net cash (used in) provided by investing activities	(586,628)	84,097	(881,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	478,847	552,319	—
Proceeds from stock option exercises	7,288	1,823	4,213
Purchase of noncontrolling interest	(9,926)	(8,968)	—
Repurchase and retirement of common stock	—	—	(87,696)
Borrowings on secured debt	184,114	147,995	641,572
Payments on secured debt	(332,209)	(478,699)	(210,440)
Borrowings on other debt	206,046	219,045	525,000
Payments on other debt	(292,030)	(122,632)	(212,547)
Borrowings on unsecured credit facilities	654,275	704,639	1,913,126
Payments on unsecured credit facilities	(892,057)	(1,147,258)	(1,856,734)
Payment of financing fees	(38,340)	(25,187)	(14,931)
Net proceeds from issuances of senior debt	571,622	500,000	325,000
Payments on senior debt	(48,500)	(497,103)	(175,000)
Issuance, redemption or repurchases of preferred stock or units	—	(322)	(10)
Forfeiture of stock	(3,584)	(837)	(1,594)
Contributions from noncontrolling interests	50,990	15,117	16,695
Dividends paid to common and preferred stockholders	(193,428)	(137,108)	(220,476)
Distributions to noncontrolling interests, including preferred units	(13,374)	(21,178)	(66,007)

Net cash provided by (used in) financing activities	329,734	(298,354)	580,171
Net effect of exchange rate changes on cash	15,389	(65,623)	2,695
Net increase (decrease) in cash and cash equivalents	11,255	(36,767)	3,712
Cash and cash equivalents at beginning of period	187,169	223,936	220,224

Cash and cash equivalents at end of period	$198,424	$187,169	$223,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$122,198	$108,901	$137,613

Non-cash transactions:
Acquisition of properties	$13,337	$—	$227,612
Assumption of secured debt	—	—	(16,843)
Assumption of other assets and liabilities	—	—	(7,564)
Acquisition capital	(337)	—	(7,651)

Net cash paid for property acquisitions	$13,000	$—	$195,554

Preferred unit redemption (discount) issuance costs	$—	$(9,759)	$—
Contribution of properties to unconsolidated joint ventures, net	$22,391	$41,379	$114,423
Exchange of common stock for preferred units	$—	$67,802	$—
Stock proceeds received from stock option exercises	$10,384	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements of AMB Property, L.P.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,396,321	$1,317,461
Land held for development	672,883	591,489
Buildings and improvements	4,808,667	4,439,313
Construction in progress	28,305	360,397

Total investments in properties	6,906,176	6,708,660
Accumulated depreciation and amortization	(1,268,093)	(1,113,808)

Net investments in properties	5,638,083	5,594,852
Investments in unconsolidated joint ventures	883,241	462,130
Properties held for sale or contribution, net	242,098	214,426

Net investments in real estate	6,763,422	6,271,408
Cash and cash equivalents	198,424	187,169
Restricted cash	29,991	18,908
Accounts receivable, net of allowance for doubtful accounts of $9,551 and $11,715, respectively	167,735	155,958
Deferred financing costs, net	38,079	24,883
Other assets	175,244	183,632

Total assets	$7,372,895	$6,841,958

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$962,434	$1,096,554
Unsecured senior debt	1,685,956	1,155,529
Unsecured credit facilities	268,933	477,630
Other debt	413,976	482,883

Total debt	3,331,299	3,212,596
Security deposits	57,555	53,283
Distributions payable	51,400	46,041
Accounts payable and other liabilities	230,519	238,718

Total liabilities	3,670,773	3,550,638
Commitments and contingencies (Note 18)
Capital:
Partners’ capital:
General partner, 168,506,670 and 149,028,965 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	3,320,723	2,940,016
Limited partners, 2,058,730 and 2,119,928 units outstanding, respectively	37,773	38,561

Total partners’ capital	3,358,496	2,978,577
Noncontrolling interests:
Joint venture partners	325,590	289,909
Class B limited partnership unitholders	18,036	22,834

Total noncontrolling interests	343,626	312,743

Total capital	3,702,122	3,291,320

Total liabilities and capital	$7,372,895	$6,841,958

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$602,640	$580,411	$609,187
Private capital revenues	30,860	38,013	68,472

Total revenues	633,500	618,424	677,659
COSTS AND EXPENSES
Property operating expenses	(110,715)	(107,246)	(97,953)
Real estate taxes	(77,995)	(76,025)	(75,904)
Depreciation and amortization	(196,636)	(175,334)	(161,000)
General and administrative	(124,364)	(115,342)	(143,962)
Restructuring charges	(4,874)	(6,368)	(12,306)
Fund costs	(791)	(1,062)	(1,078)
Real estate impairment losses	—	(172,059)	(182,866)
Other expenses	(3,197)	(8,681)	(520)

Total costs and expenses	(518,572)	(662,117)	(675,589)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	6,739	35,874	81,084
Gains from sale or contribution of real estate interests, net	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	17,372	11,331	17,121
Other income (expense)	3,543	3,440	(3,126)
Interest expense, including amortization	(130,338)	(118,867)	(134,249)
Loss on early extinguishment of debt	(2,892)	(12,267)	(786)

Total other income and expenses, net	(105,576)	(80,489)	(19,989)

Income (loss) from continuing operations	9,352	(124,182)	(17,919)

Discontinued operations:
Income attributable to discontinued operations	3,994	4,502	8,575
Development profits, net of taxes	—	53,002	—
Gains from sale of real estate interests, net of taxes	20,248	38,718	2,594

Total discontinued operations	24,242	96,222	11,169

Net income (loss)	33,594	(27,960)	(6,750)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net income	(6,278)	(11,063)	(32,855)
Joint venture partners’ and Class B limited partnership unitholders’ share of development profits, net of taxes	(16)	(1,804)	(6,219)
Preferred unitholders	—	(4,295)	(5,727)
Class B limited partnership unitholders	(26)	1,332	1,459

Total noncontrolling interests’ share of net income	(6,320)	(15,830)	(43,342)

Net income (loss) attributable to AMB Property, L.P.	27,274	(43,790)	(50,092)
Series L, M, O and P preferred unit distributions	(15,806)	(15,806)	(15,806)
Preferred unit redemption discount	—	9,759	—
Allocation to participating securities	(1,346)	(1,029)	(1,335)

Net income (loss) available to common unitholders	$10,122	$(50,866)	$(67,233)

Income (loss) available to common unitholders attributable to:
General partner	$9,967	$(50,077)	$(66,451)
Limited partners	155	(789)	(782)

Net income (loss) available to common unitholders	$10,122	$(50,866)	$(67,233)

Basic income (loss) per common unit attributable to common unitholders
Loss from continuing operations (after preferred unit distributions)	$(0.08)	$(1.02)	$(0.75)
Discontinued operations	0.14	0.65	0.09

Net income (loss) available to common unitholders	$0.06	$(0.37)	$(0.66)

Diluted income (loss) per common unit attributable to common unitholders
Loss from continuing operations (after preferred unit distributions)	$(0.08)	$(1.02)	$(0.75)
Discontinued operations	0.14	0.65	0.09

Net income (loss) available to common unitholders	$0.06	$(0.37)	$(0.66)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	164,290,475	136,484,612	101,253,972

Diluted	164,290,475	136,484,612	101,253,972

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except unit amounts)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2007	9,300,000	$223,412	98,981,097	$2,540,540	2,733,894	$70,034	$627,377	$3,461,363
Net income (loss)	—	15,806	—	(65,116)	—	(782)	43,342
Unrealized loss on securities and derivatives	—	—	—	(12,894)	—	—	—
Currency translation adjustment	—	—	—	23,616	—	—	—
Total comprehensive income								3,972
Contributions	—	—	—	—	—	—	15,251	15,251
Distributions and allocations	—	—	—	—	—	(1,748)	(64,424)	(66,172)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	430,997	21,467	—	—	—	21,467
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	129,507	4,213	—	—	—	4,213
Conversion of Operating Partnership units to common stock and cash redemption	—	—	495,306	20,570	(553,085)	(11,724)	—	8,846
Repurchase of common units	—	—	(1,765,591)	(87,696)	—	—	—	(87,696)
Repurchase of noncontrolling interest	—	—	—	—	—	—	(12,650)	(12,650)
Forfeiture of common limited partnership units in connection with the forfeiture of stock	—	—	(30,855)	(1,594)	—	—	—	(1,594)
Contribution of consolidated interest to an unconsolidated joint venture	—	—	—	—	—	—	(206,240)	(206,240)
Reallocation of interests	—	—	—	1,302	—	(876)	(426)	—
Offering costs	—	—	—	(10)	—	—	—	(10)
Distributions	—	(15,806)	—	(152,703)	—	(4,073)	(1,964)	(174,546)

Balance as of December 31, 2008	9,300,000	$223,412	98,240,461	$2,291,695	2,180,809	$50,831	$400,266	$2,966,204
Net income (loss)	—	15,806	—	(58,807)	—	(789)	15,830
Unrealized gain on securities and derivatives	—	—	—	3,793	—	—	—
Currency translation adjustment	—	—	—	(22,020)	—	—	—
Total comprehensive loss								(46,187)
Contributions	—	—	—	—	—	—	15,733	15,733
Distributions and allocations	—	—	—	—	—	(53)	(26,617)	(26,670)
Issuance of common units	—	—	47,437,500	552,319	—	—	—	552,319
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	382,391	23,049	—	—	—	23,049
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	94,749	1,823	—	—	—	1,823
Conversion of Operating Partnership units to common stock and cash redemption	—	—	47,563	1,091	(60,881)	(1,359)	(54)	(322)
Repurchase of preferred units	—	—	2,880,281	77,561	—	—	(77,561)	—
Repurchase of noncontrolling interest	—	—	—	(859)	—	—	(8,909)	(9,768)
Forfeiture of common limited partnership units in connection with the forfeiture of stock	—	—	(53,980)	(837)	—	—	—	(837)
Reallocation of interests	—	—	—	12,199	—	(7,662)	(4,537)	—
Distributions	—	(15,806)	—	(164,403)	—	(2,407)	(1,408)	(184,024)

Balance as of December 31, 2009	9,300,000	$223,412	149,028,965	$2,716,604	2,119,928	$38,561	$312,743	$3,291,320
Net income	—	15,806	—	11,313	—	155	6,320
Unrealized gain (loss) on securities and derivatives	—	—	—	1,660	—	—	(111)
Currency translation adjustment	—	—	—	36,712	—	—	—
Total comprehensive income								71,855
Contributions	—	—	—	—	—	—	50,391	50,391
Distributions and allocations	—	—	—	—	—	—	(10,831)	(10,831)
Issuance of common units	—	—	18,170,000	478,847	—	—	—	478,847
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock and options	—	—	704,028	23,941	—	—	—	23,941
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	763,207	17,672	—	—	—	17,672
Conversion of Operating Partnership units to common stock and cash redemption	—	—	334,398	9,231	(61,198)	(1,112)	(5,033)	3,086
Repurchase of noncontrolling interest	—	—	—	902	—	—	(8,656)	(7,754)
Forfeiture of common limited partnership units in connection with the forfeiture of stock	—	—	(493,928)	(13,968)	—	—	—	(13,968)
Reallocation of interests	—	—	—	(2,622)	—	2,496	126	—
Distributions	—	(15,806)	—	(182,981)	—	(2,327)	(1,323)	(202,437)

Balance as of December 31, 2010	9,300,000	$223,412	168,506,670	$3,097,311	2,058,730	$37,773	$343,626	$3,702,122

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,594	$(27,960)	$(6,750)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(16,305)	(10,531)	(10,549)
Depreciation and amortization	196,636	175,334	161,000
Real estate impairment losses	—	172,059	182,866
Foreign exchange losses	(1,459)	6,081	1,043
Stock-based compensation amortization	23,941	23,049	21,467
Equity in earnings of unconsolidated joint ventures	(17,372)	(11,331)	(17,121)
Operating distributions received from unconsolidated joint ventures	25,424	11,687	24,279
Gains from sale or contribution of real estate interests, net	—	—	(19,967)
Development profits, net of taxes	(6,739)	(35,874)	(81,084)
Debt premiums, discounts and finance cost amortization, net	23,127	21,866	9,192
Discontinued operations:
Depreciation and amortization	3,447	6,602	8,199
Real estate impairment losses	—	9,794	11,052
Development profits, net of taxes	—	(53,002)	—
Gains from sale of real estate interests, net of taxes	(20,248)	(38,718)	(2,594)
Changes in assets and liabilities:
Accounts receivable and other assets	(18,328)	17,311	27,776
Accounts payable and other liabilities	27,042	(23,254)	(6,195)

Net cash provided by operating activities	252,760	243,113	302,614
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(9,189)	(2,312)	(671)
Cash paid for property acquisitions	(13,000)	—	(195,554)
Additions to land, buildings, development costs, building improvements and lease costs	(259,919)	(402,349)	(1,020,819)
Net proceeds from divestiture of real estate and securities	101,660	482,515	421,647
Additions to interests in unconsolidated joint ventures	(413,451)	(7,447)	(52,267)
Repayment of mortgage and loan receivables	—	—	81,542
Capital distributions received from unconsolidated joint ventures	2,182	9,457	35,012
Cash transferred to unconsolidated joint ventures	—	(357)	(16,848)
Repayments from (loans made to) affiliates	5,089	4,590	(73,480)
Purchase of equity interests, net	—	—	(60,330)

Net cash (used in) provided by investing activities	(586,628)	84,097	(881,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common units, net	478,847	552,319	—
Proceeds from stock option exercises	7,288	1,823	4,213
Purchase of noncontrolling interest	(9,926)	(8,968)	—
Repurchase and retirement of common stock	—	—	(87,696)
Borrowings on secured debt	184,114	147,995	641,572
Payments on secured debt	(332,209)	(478,699)	(210,440)
Borrowings on other debt	206,046	219,045	525,000
Payments on other debt	(292,030)	(122,632)	(212,547)
Borrowings on unsecured credit facilities	654,275	704,639	1,913,126
Payments on unsecured credit facilities	(892,057)	(1,147,258)	(1,856,734)
Payment of financing fees	(38,340)	(25,187)	(14,931)
Net proceeds from issuances of senior debt	571,622	500,000	325,000
Payments on senior debt	(48,500)	(497,103)	(175,000)
Issuance, redemption or repurchases of preferred units	—	(322)	(10)
Forfeiture of units	(3,584)	(837)	(1,594)
Contributions from noncontrolling interests	50,990	15,117	16,695
Distributions paid to partners	(195,755)	(139,515)	(224,549)
Distributions to noncontrolling interests, including preferred units	(11,047)	(18,771)	(61,934)

Net cash provided by (used in) financing activities	329,734	(298,354)	580,171
Net effect of exchange rate changes on cash	15,389	(65,623)	2,695
Net decrease in cash and cash equivalents	11,255	(36,767)	3,712
Cash and cash equivalents at beginning of period	187,169	223,936	220,224

Cash and cash equivalents at end of period	$198,424	$187,169	$223,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$122,198	$108,901	$137,613

Non-cash transactions:
Acquisition of properties	$13,337	$—	$227,612
Assumption of secured debt	—	—	(16,843)
Assumption of other assets and liabilities	—	—	(7,564)
Acquisition capital	(337)	—	(7,651)

Net cash paid for property acquisitions	$13,000	$—	$195,554

Preferred unit redemption (discount) issuance costs	$—	$(9,759)	$—
Contribution of properties to unconsolidated joint ventures, net	$22,391	$41,379	$114,423
Exchange of common units for preferred units	$—	$67,802	$—
Unit proceeds received from stock option exercises	$10,384	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

As of December 31, 2010, the Parent Company owned an approximate 98.2% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 1.8% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

Any references to the number of buildings, square footage, customers and occupancy in the financial statement footnotes are unaudited.

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of December 31, 2010, the Company had significant investments in nine co-investment ventures, including the co-investment venture established in Brazil in December 2010, as discussed below.

On December 22, 2010, the Company announced the formation of AMB Brazil Logistics Partners Fund I, L.P., a co-investment venture with a third-party partner whose strategy is to develop, acquire, own, operate, manage and dispose of logistics properties primarily within the Company’s target markets in Brazil, namely São Paulo and Rio de Janeiro. This venture will invest through an equity interest in the joint venture previously established between the Company and its local Brazil partner, Cyrela Commercial Properties. The initial third-party equity investment will be approximately 360.0 million Brazilian Reais (approximately $216.9 million in U.S. dollars using the exchange rate in effect at December 31, 2010) and the joint venture’s overall equity commitment is 720.0 million Brazilian Reais (approximately $433.8 million in U.S. dollars using the same exchange rate), including the Company’s 50 percent co-investment.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, on August 2, 2010, the Company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the Company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.2 million using the exchange rate in effect on December 31, 2010. These contributions are held by a third party trustee, which is not consolidated by the Company, and, as such, the cash investment and equity interest of the third party investors are not reflected on the Company’s consolidated financial statements. The Company will contribute 20% of the total equity, or approximately $63.1 million, at full deployment, for total equity of $315.3 million available for future investments. As of December 31, 2010, no investments had been made in real estate properties within this co-investment venture.

In December 2010, the Company entered into a mortgage debt investment joint venture with a third-party partner, and made an investment of $86.0 million for an equity interest of 50 percent.

Effective January 1, 2010, the name of the Company’s unconsolidated co-investment venture AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. Effective October 29, 2010, the name of the Company’s unconsolidated co-investment venture AMB Europe Fund I, FCP-FIS was changed to AMB Europe Logistics Fund, FCP-FIS.

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

As of December 31, 2010, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 159.6 million square feet (14.8 million square meters) in 49 markets within 15 countries.

Of the approximately 159.6 million square feet as of December 31, 2010:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 141.9 million square feet (principally, warehouse distribution buildings) that were 93.7% leased; the Company had investments in eight development projects, which are expected to total approximately 2.2 million square feet upon completion; the Company owned 25 projects, totaling approximately 6.8 million square feet, which are available for sale or contribution; and the Company had three value-added acquisitions, totaling approximately 1.2 million square feet;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating buildings, totaling approximately 7.3 million square feet; and

•	the Company held approximately 152,000 square feet through a ground lease, which is the location of the Company’s global headquarters.

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

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the real estate investments. Investments that are located on-tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of 40 years or the contractual term of the underlying ground lease. The estimated lives and components of depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

Depreciation and Amortization Expense	Estimated Lives	2010	2009	2008

Building costs	5-40 years	$86,841	$75,765	$72,746
Building costs on ground leases	5-40 years	22,332	19,731	16,302
Buildings and improvements:
Roof/HVAC/parking lots	5-40 years	10,108	10,632	6,020
Plumbing/signage	7-25 years	1,677	1,676	2,342
Major painting and other	5-40 years	16,884	16,535	19,326
Tenant improvements	Over initial lease term	30,129	26,099	18,711
Lease commissions	Over initial lease term	23,202	22,344	20,573

Total real estate depreciation and amortization		191,173	172,782	156,020
Other depreciation and amortization	Various	8,910	9,154	13,179
Discontinued operations’ depreciation	Various	(3,447)	(6,602)	(8,199)

Total real estate depreciation and amortization from continuing operations		$196,636	$175,334	$161,000

The cost of buildings and improvements includes the purchase price of the property and, for transactions occurring prior to January 1, 2009, acquisition costs, including legal fees. The Company expenses acquisition costs

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to business combinations and capitalizes land acquisition costs. Project costs directly associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. Capitalized interest related to construction projects for the years ended December 31, 2010, 2009 and 2008 was $35.2 million, $41.3 million and $64.4 million, respectively.

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

Real Estate Impairment Losses and Restructuring Charges.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. During the year ended December 31, 2010, the Company did not recognize any real estate impairment losses. Impairments may be necessary in the future in the event that market conditions deteriorate and impact the factors used to estimate fair value.

As a result of changing market conditions, a portion of the Company’s real estate assets were written down to estimated fair value and a non-cash impairment charge was recognized in the first quarter of 2009 and fourth quarter of 2008. The principal trigger which led to the impairment charges was continued economic deterioration in some markets resulting in a decrease in the assumptions of leasing and rental rates and rising vacancies. In addition, the pricing of transactions in some of the Company’s markets, as well as in-process sales agreements on some of its assets targeted for disposition were indicative of an increase in capitalization rates. The real estate impairment losses recognized on these assets represent the difference between the carrying value and the estimated fair value, which, on a consolidated basis, totaled $181.9 million and $193.9 million during the years ended December 31, 2009 and 2008, respectively, on certain of its investments. These real estate impairment losses did not impact the Company’s liquidity, cost and availability of credit or affect the Operating Partnership’s continued compliance with its various financial covenants under its credit facilities and unsecured bonds.

The Company recognized restructuring charges of approximately $4.9 million in the year ended December 31, 2010 associated with severance and the termination of certain contractual obligations, all of which were cash related expenses. The Company recognized restructuring charges of approximately $6.4 million and $12.3 million for the years ended December 31, 2009 and 2008, associated with severance, office closures, and terminations of certain contractual obligations. During 2009 and 2008, $3.9 million and all of the restructuring charges were cash-related expenses, respectively. As of December 31, 2009, the Company had accrued liabilities of $2.5 million for restructuring charges, which were paid in 2010.

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

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the Company considers relevant factors, including, but not limited to, the period of time and extent in any unrealized loss position, the likelihood of a future recovery, and the Company’s positive intent and ability to hold the investment until the forecasted recovery. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. No impairment charge was recognized for the years ended December 31, 2010, 2009 and 2008.

Noncontrolling Interests.  Effective January 1, 2009, the Company adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity or capital in the consolidated financial statements. As a result of the adoption of these policies, the Company has retrospectively renamed the minority interests as noncontrolling interests and has reclassified these balances to the equity or capital sections of the consolidated balance sheets. In addition, on the consolidated statements of operations, the presentation of net income (loss) retrospectively includes the portion of income attributable to noncontrolling interests.

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

Accounts Receivable.  Accounts receivable includes all current accounts receivable, net of allowances, other accruals and deferred rent receivable of $81.7 million and $68.4 million as of December 31, 2010 and 2009, respectively. The Company regularly reviews the credit worthiness of its customers and adjusts its allowance for doubtful accounts, straight-line rent receivable balance and tenant improvement and leasing costs amortization accordingly.

Concentration of Credit Risk.  Other real estate companies compete with the Company in its real estate markets. This results in competition for customers to occupy space. The existence of competing properties could have a material impact on the Company’s ability to lease space and on the amount of rent received. As of December 31, 2010, the Company does not have any material concentration of credit risk due to the diversification of its customers.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the term of the related loan. As of December 31, 2010 and 2009, deferred financing costs were $38.1 million and $24.9 million, respectively, net of accumulated amortization.

Goodwill and Intangible Assets.  The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. In accordance with the Company’s policy of accounting for goodwill and other intangible assets, goodwill and certain indefinite lived intangible assets are no longer amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment under this policy. The Company determined that there was no impairment to goodwill and intangible assets pursuant to this testing during the years ended December 31, 2010 and 2009. As of December 31, 2010, the Company had goodwill of $42.3 million.

Fair Value of Financial Instruments.  Effective April 1, 2009, the Financial Accounting Standards Board (FASB) issued guidance which the Company has adopted regarding the evaluation of the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends and distributions payable, and accounts payable and other liabilities approximate their book value. The estimated fair value of Deferred Financing Costs approximates its book value. Refer to Note 21 entitled “Derivatives and Hedging Activities” for the related fair value disclosures.

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities for which instrument valuations are obtained from real-time quotes for

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions in active exchange markets involving identical assets. In addition, Level 1 asset and liabilities related to the Company’s deferred compensation plan are valued based upon transactions in active exchange markets involving assets identical to the underlying investments contained within the plan.

Level 2.  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data where applicable, such as equity prices, interest rate yield curves, option volatility, currency rates and counterparty credit risk.

Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. For the real estate assets included in Level 3, the Company used the market participant pricing approach, which estimates what a potential buyer would pay today. The key inputs used in the model included capitalization and rental growth rate assumptions, estimated costs to complete and expected lease up and holding periods. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on the Company’s understanding of market conditions and the experience of the management team.

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2010
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$100,283	$100,283
Deferred compensation plan	19,123	—	—	19,123
Derivative assets	—	1,664	—	1,664
Investment securities	1,797	—	—	1,797
Liabilities:
Derivative liabilities	$—	$2,746	$—	$2,746
Deferred compensation plan	19,123	—	—	19,123

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2009
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$202,067	$202,067
Deferred compensation plan	22,905	—	—	22,905
Derivative assets	—	1,553	—	1,553
Investment securities	2,242	—	—	2,242
Liabilities:
Derivative liabilities	$—	$2,012	$—	$2,012
Deferred compensation plan	22,905	—	—	22,905

(1)	Represents certain real estate assets held for sale, held for contribution or reclassified between held for dispositions and held for use categories on a consolidated basis that are marked to their fair values at December 31, 2010 and 2009, as a result of real estate impairment losses, net of recoveries.

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

The Company’s derivative financial instruments in effect at December 31, 2010 consisted of 24 interest rate swaps hedging cash flows of variable rate borrowings based on Euribor (EUR) JPY Tibor and JPY Libor, one interest rate cap hedging cash flows of variable rate borrowings based on USD Libor, and four currency forward contracts hedging intercompany loans. Adjustments to the fair value of 23 interest rate swaps and the interest rate cap are included in other assets and other liabilities in the consolidated balance sheet and accumulated other comprehensive loss in the consolidated statements of equity or capital. Adjustments to the fair value of one interest rate swap and the four currency forward contracts are included in other assets and other liabilities in the consolidated balance sheet and other income (expenses) in the consolidated statements of operations. The adjustments to fair value for the years ended December 31, 2010 and 2009 are discussed in Note 21.

Debt.  The Company’s debt includes both fixed and variable rate secured debt, fixed and variable rate unsecured debt and credit facilities. The fair value of the Company’s fixed rate debt was estimated by discounting the future cash flows using market borrowing rates on debt with similar terms and maturities. Based on borrowing rates available to the Company at December 31, 2010, the book value and the estimated fair value of the total debt (both secured and unsecured) were $3.3 billion and $3.4 billion, respectively.

Debt Premiums and Discounts.  Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over the principal value of debt assumed in connection with the Company’s initial public offering and subsequent property acquisitions. The debt premiums and discounts are being amortized to interest expense over the term of the related debt instrument using the straight-line method, which approximates the effective interest method. As of December 31, 2010 and 2009, the net unamortized debt discount was $(12.6) million and

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$(9.8) million, respectively, and was included as a component of secured debt and unsecured senior debt on the accompanying consolidated balance sheets.

Rental Revenues and Allowance for Doubtful Accounts.  The Company, as a lessor, retains substantially all of the benefits and risks of ownership of the properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the term of the leases. Reimbursements from customers for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. The Company also records lease termination fees when a customer terminates its lease by executing a definitive termination agreement with the Company, vacates the premises and the payment of the termination fee is not subject to any conditions that must be met before the fee is due to the Company. In addition, the Company nets its allowance for doubtful accounts against rental income for financial reporting purposes. Amounts recorded to the allowance for doubtful accounts totaled $2.2 million, $6.1 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Private Capital Income.  Private capital income consists primarily of acquisition and development fees, asset management fees and priority distributions earned by the Company from co-investment ventures and clients. Private capital income also includes promote interests and incentive distributions from the Operating Partnership’s co-investment ventures. The Company did not receive incentive distributions during the year ended December 31, 2010 and received $2.9 million and $33.7 million, respectively, during the years ended December 31, 2009 and 2008.

Development Profits, Net of Taxes.  When the Company disposes of its real estate entities’ interests, gains reported from the sale of these interests represent either: (i) the sale of wholly-owned properties or partial interests in properties held in consolidated co-investment ventures to third-party investors for cash or (ii) the sale of partial interests in properties to unconsolidated co-investment ventures with third-party investors for cash.

Gains from Sale or Contribution of Real Estate Interests.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met. During 2009, the Company completed the installment sale of one 0.2 million square foot development property and recognized a gain of $0.2 million. The remaining gain of $3.9 million related to this sale was deferred as of December 31, 2009 and was recognized in 2010. These gains are presented in development profits, net of taxes in the consolidated statements of operations.

Other Expenses.  Other expenses consists primarily of losses and gains on the Company’s nonqualified deferred compensation plan. Additionally, effective January 1, 2009, the Company adopted guidance requiring acquisition costs related to business combinations, which were previously capitalized, to be expensed, and these expenses are included in other expenses. The Company will continue to capitalize land acquisition costs.

Other Income (Expense).  Other income (expense) consists primarily of foreign currency remeasurement losses and gains, losses and gains on the Company’s nonqualified deferred compensation plan and interest income from mortgages receivable and on cash and cash equivalents.

Discontinued Operations.  The Company reported real estate dispositions as discontinued operations separately as prescribed under the FASB guidance on accounting for the impairment or disposal of long-lived assets. The Company separately reports as discontinued operations the historical operating results attributable to operating properties sold or held for sale and the applicable gain or loss on the disposition of the properties, which is included in development profits and gains from sale of real estate interests, net of taxes, in the statement of operations. The consolidated statements of operations for prior periods are also retrospectively adjusted to conform to new guidance regarding accounting for discontinued operations and noncontrolling interests. There is no impact on the Company’s previously reported consolidated financial position, net income (loss) available to common stockholders or cash flows.

Comprehensive Income (Loss).  The Parent Company reports comprehensive income (loss) in its consolidated statement of equity. The Operating Partnership reports comprehensive income (loss) in its consolidated

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of capital. Comprehensive income (loss) was $71.9 million, $(46.2) million and $4.0 million for the years ended December 31, 2010 2009 and 2008, respectively.

International Operations.  The U.S. dollar is the functional currency for the Company’s subsidiaries formed in the United States, Mexico and certain subsidiaries in Europe. Other than Mexico and certain subsidiaries in Europe, the functional currency for the Company’s subsidiaries operating outside the United States is generally the local currency of the country in which the entity or property is located, mitigating the effect of currency exchange gains and losses on the results of operations. The Company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. For the Parent Company, these gains (losses) are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. For the Operating Partnership, these gains (losses) are included in partners’ capital.

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

3.	Real Estate Acquisition and Development Activity

During the year ended December 31, 2010, the Company acquired two value-added acquisitions totaling approximately 1.1 million square feet for an aggregate purchase price of approximately $36.9 million. During the year ended December 31, 2009, the Company did not acquire any properties.

As of December 31, 2010, the Company had eight construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 2.2 million square feet and have an aggregate estimated investment of $169.8 million upon completion, net of $1.0 million of cumulative real estate impairment losses to date. Four of these projects totaling approximately 1.2 million square feet with an aggregate estimated investment of $124.2 million were held in an unconsolidated co-investment venture. Construction-in-progress, at December 31, 2010, included projects expected to be completed through the third quarter of 2012.

On a consolidated basis, as of December 31, 2010, the Company had an additional 24 pre-stabilized development projects totaling approximately 6.6 million square feet, with an aggregate estimated investment of $681.3 million, net of $67.6 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $662.0 million, net of cumulative real estate impairment losses.

On a consolidated basis, as of December 31, 2010, the Company and its development joint venture partners had funded an aggregate of $750.9 million, or 94%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $44.6 million, or 6%, in order to complete the Company’s development portfolio.

In addition to its committed construction-in-progress, the Company held a total of 2,387 acres of land for future development or sale, on a consolidated basis, approximately 86% of which was located in the Americas. The Company currently estimates that these 2,387 acres of land could support approximately 43.1 million square feet of future development.

The Company’s development portfolio and land inventory does not include value-added acquisitions.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the year ended December 31, 2010, the Company recognized development profits of approximately $6.9 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.5 million square feet for an aggregate sales price of $36.4 million. This includes the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. During the year ended December 31, 2009, the Company recognized development profits of approximately $59.1 million as a result of the sale of development projects, including approximately $53.0 million from sales of value-added conversion projects as discussed in Discontinued Operations below, and land parcels, aggregating approximately 2.0 million square feet for an aggregate sales price of $293.8 million. During the year ended December 31, 2008, the Company recognized development profits of approximately $7.2 million primarily as a result of the sale of development projects to third parties, aggregating approximately 0.1 million square feet and land parcels, aggregating approximately 95 acres, for an aggregate sales price of $26.1 million.

During the year ended December 31, 2010, the Company recognized development losses of approximately $0.2 million, as a result of the contribution of two completed development projects, aggregating approximately 0.2 million square feet, to AMB Europe Logistics Fund, FCP-FIS in exchange for units in the fund. During the year ended December 31, 2009, the Company recognized development profits of approximately $29.8 million, as a result of the contribution of three completed development projects, aggregating approximately 1.4 million square feet, to AMB U.S. Logistics Fund, L.P. and AMB Japan Fund I, L.P. During the year ended December 31, 2008, the Company recognized development profits of approximately $73.9 million, as a result of the contribution of 11 completed development projects, aggregating approximately 5.2 million square feet, to AMB U.S. Logistics Fund, L.P., AMB-SGP Mexico, LLC, AMB Europe Logistics Fund, FCP-FIS and AMB Japan Fund I, L.P.

Gains from Sale or Contribution of Real Estate Interests, Net.  During the years ended December 31, 2010 and 2009, the Company did not contribute any industrial operating properties to unconsolidated co-investment ventures. During the year ended December 31, 2008, the Company contributed one industrial operating property for approximately $66.2 million, aggregating approximately 0.8 million square feet, to AMB U.S. Logistics Fund, L.P. As a result, the Company recognized a gain of $20.0 million on the contribution, representing the portion of its interest in the contributed property acquired by third-party investors for cash. These gains are presented in gains from sale or contribution of real estate interests, net, in the consolidated statements of operations.

Properties Held for Sale or Contribution, Net.  As of December 31, 2010, the Company held for sale ten properties with an aggregate net book value of $55.9 million. These properties either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of the properties are subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2009, the Company held for sale three properties with an aggregate net book value of $13.9 million.

As of December 31, 2010, the Company held for contribution to co-investment ventures eight properties with an aggregate net book value of $186.2 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 90% to an expected range of less than 40%. As of December 31, 2009, the Company held for contribution to co-investment ventures 11 properties with an aggregate net book value of $200.5 million.

During the year ended December 31, 2010, no properties were reclassified from held for sale or held for contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the year ended December 31, 2010, the Company recognized $1.2 million additional depreciation expense and

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related accumulated depreciation as a result of the reclassification of assets from properties held for sale or contribution to investments in real estate. During the year ended December 31, 2009, the Company recognized additional depreciation expense and related accumulated depreciation of $15.5 million as a result of similar reclassifications, as well as impairment charges of $55.8 million on real estate assets held for sale or contribution for which it was determined that the carrying value was greater than the estimated fair value.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the year ended December 31, 2010, the Company sold industrial operating properties aggregating approximately 1.0 million square feet for an aggregate sales price of $58.1 million, with a resulting gain of $19.8 million. In addition, during the year ended December 31, 2010, the Company recognized a deferred gain of $0.4 million on the divestiture of industrial operating properties, aggregating approximately 0.7 million square feet, for an aggregate sales price of $36.4 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the year ended December 31, 2009, the Company sold industrial operating properties aggregating approximately 2.3 million square feet for an aggregate sales price of $151.6 million, with a resulting gain of $37.2 million. In addition, during the year ended December 31, 2009, the Company recognized a deferred gain of $1.6 million on the divestiture of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate sales price of $17.5 million, which was deferred as part of the contribution of AMB Partners II, L.P. to AMB U.S. Logistics Fund, L.P. in July 2008. During the year ended December 31, 2008, the Company sold approximately 0.1 million square feet of industrial operating properties for an aggregate sales price of $3.6 million, with a resulting gain of $1.0 million and it recognized a deferred gain of approximately $1.4 million on the sale of industrial operating properties, aggregating approximately 0.1 million square feet, for an aggregate price of $3.5 million, which were disposed of on December 2007. These gains are presented in gains from sale of real estate interests, net of taxes, as discontinued operations in the consolidated statements of operations.

During the years ended December 31, 2010 and 2008, the Company did not sell any value-added conversion projects. During the year ended December 31, 2009, the Company sold value-added conversion projects, including development projects aggregating approximately 0.2 million square feet and 21 land acres, for an aggregate price of $143.9 million, with a resulting gain of approximately $53.0 million. These gains are presented in development profits, net of taxes, as discontinued operations in the consolidated statements of operations.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	2010	2009	2008

Rental revenues	$12,781	$30,216	$37,346
Straight-line rents and amortization of lease intangibles	175	971	408
Property operating expenses	(2,360)	(4,765)	(6,037)
Real estate taxes	(3,024)	(4,984)	(5,291)
Depreciation and amortization	(3,447)	(6,602)	(8,199)
General and administrative	—	—	(52)
Real estate impairment losses	—	(9,794)	(11,052)
Other income and (expenses), net	(131)	(540)	1,452

Income attributable to discontinued operations	3,994	4,502	8,575
Development profits, net of taxes	—	53,002	—
Gains from sale of real estate interests, net of taxes	20,248	38,718	2,594

Discontinued operations attributable to the Parent Company and the Operating Partnership	$24,242	$96,222	$11,169

Parent Company:
Discontinued operations	$24,242	$96,222	$11,169
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of loss (income) attributable to discontinued operations	2	(87)	(1,434)
Joint venture partners’ and limited partnership unitholders’ share of development profits attributable to discontinued operations	—	(1,309)	—
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(399)	(8,148)	(707)

Discontinued operations attributable to the Parent Company	$23,845	$86,678	$9,028

Operating Partnership:
Discontinued operations	$24,242	$96,222	$11,169
Noncontrolling interests:
Joint venture partners’ and Class B limited partnership unitholders’ share of loss (income) attributable to discontinued operations	58	(17)	(1,154)
Class B limited partnership unitholders’ share of development profits attributable to discontinued operations	—	(481)	—
Joint venture partners’ and Class B limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(119)	(6,809)	(312)

Discontinued operations attributable to the Operating Partnership	$24,181	$88,915	$9,703

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Cash and cash equivalents	$355	$—
Accounts receivable, deferred financing costs and other assets	$1,561	$53
Secured debt	$—	$1,979
Accounts payable and other liabilities	$831	$4,622

5.	Debt of the Parent Company

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

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of December 31, 2010, the Operating Partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.6% and had an average term of 6.1 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its other debt obligations related to the following two facilities. In November 2010, the Operating Partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of December 31, 2010, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $153.9 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. Additionally, in November 2010, the Operating Partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on December 31, 2010, the term loan had an outstanding balance of approximately $205.8 million in U.S. dollars, which bore a weighted average interest rate of 2.8%. These term loans contain limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

As of December 31, 2010, the Operating Partnership had three credit facilities with total capacity of approximately $1.7 billion, of which approximately $1.4 billion was available for future borrowings.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollar or U.S. dollar denominated borrowings) unsecured revolving credit facility. In November 2010, the Operating Partnership refinanced its $550.0 million multi-currency facility, which was set to mature in June 2011, increasing the facility by $50.0 million and extending the maturity to March 2014. This facility had no outstanding balance as of December 31, 2010.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 45.0 billion Yen, previously 55.0 billion prior to the Operating Partnership’s

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early renewal in December 2010, which, using the exchange rate in effect on December 31, 2010, equaled approximately $554.5 million U.S. dollars and bore a weighted average interest rate of 1.97%. Additionally, upon renewal, the credit facility maturity was extended from June 2011 to March 2014. As of December 31, 2010, this facility had a balance of $139.5 million, using the exchange rate in effect on that date.

The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, entered into this credit facility, which has an option to further increase the facility to $800.0 million and to extend the maturity date to July 2012. As of December 31, 2010, this facility, maturing in July 2011, had a balance of $129.4 million using the exchange rate in effect at December 31, 2010 and bore a weighted average interest rate of 1.31%.

The credit agreements related to the above facilities contain limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

6.	Debt of the Operating Partnership

As of December 31, 2010 and 2009, debt of the Operating Partnership consisted of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Wholly owned secured debt, varying interest rates from 2.0% to 7.6%, due December 2011 to July 2017 (weighted average interest rates of 2.9% and 3.5% at December 31, 2010 and December 31, 2009, respectively)	$231,162	$325,221
Consolidated joint venture secured debt, varying interest rates from 1.0% to 8.3%, due July 2011 to November 2022 (weighted average interest rates of 4.8% and 4.9% at December 31, 2010 and December 31, 2009, respectively)	731,183	771,284
Unsecured senior debt securities, varying interest rates from 3.3% to 7.5%, due March 2011 to July 2020 (weighted average interest rates of 5.6% and 6.4% at December 31, 2010 and December 31, 2009, respectively)	1,698,601	1,165,388
Other debt, varying interest rates from 1.4% to 5.8%, due September 2012 to November 2015 (weighted average interest rates of 3.3% and 4.1% at December 31, 2010 and December 31, 2009, respectively)	413,976	482,883
Unsecured credit facilities, variable interest rates, due July 2011 and March 2014 (weighted average interest rates of 1.7% and 0.8% at December 31, 2010 and December 31, 2009, respectively)	268,933	477,630

Total debt before unamortized net discounts	3,343,855	3,222,406
Unamortized net discounts	(12,556)	(9,810)

Total consolidated debt	$3,331,299	$3,212,596

Wholly Owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust, mortgages or other instruments on certain properties and is generally non-recourse. As of December 31, 2010 and 2009, the total gross investment book value of those properties securing the debt was $1.8 billion and $2.0 billion, respectively, including $1.4 billion and $1.5 billion held in consolidated joint ventures, respectively. As of December 31, 2010, $695.7 million of the secured debt obligations before unamortized net discounts bore interest at fixed rates (with a weighted average interest rate of 5.1%), while the remaining $266.6 million bore interest at variable rates (with a weighted average interest rate of 2.3%). As of December 31, 2010, $586.8 million of the secured debt before

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized net discounts was held by the Operating Partnership’s co-investment ventures, including the AMB-SGP, L.P. loan agreement discussed below.

On February 14, 2007, seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305.0 million secured financing. On the same day, pursuant to the loan agreement, the same seven subsidiaries delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate. The aggregate principal amount outstanding under this loan agreement as of December 31, 2010 was $289.1 million.

In 2010, the Operating Partnership recognized a loss on early extinguishment of debt of $1.1 million in relation to early repayments of secured debt. In 2009, the Operating Partnership recognized a loss on early extinguishment of debt of $12.3 million in relation to early repayments of secured debt including the $230.0 million secured term loan and the completion of the repurchase of bonds in connection with the Operating Partnership’s tender offers in 2009. In 2008, the Operating Partnership recognized a loss on early extinguishment of debt of $0.8 million in connection with the refinance of secured debt.

Unsecured Senior Debt

As of December 31, 2010, the Operating Partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, which bore a weighted average interest rate of 5.6% and had an average term of 6.1 years.

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all unsecured senior debt securities at December 31, 2010.

Other Debt

As of December 31, 2010, the Operating Partnership had $414.0 million outstanding in other debt which bore a weighted average interest rate of 3.3% and had an average term of 3.3 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $54.3 million balance outstanding as of December 31, 2010. The $359.7 million remaining outstanding balance of other debt, in U.S. dollars using the exchange rates in effect on December 31, 2010, is related to the Operating Partnership’s unsecured term loans discussed below.

In November 2010, the Operating Partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of December 31, 2010, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $153.9 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. In 2010, the Operating Partnership recognized a loss on early extinguishment of debt of $1.5 million in relation to early repayments of debt under this term loan.

Additionally, in November 2010, the Operating Partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on December 31, 2010, the term loan had an outstanding balance of approximately $205.8 million in U.S. dollars, which bore a weighted average interest rate of 2.8%.

The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all other debt at December 31, 2010.

Unsecured Credit Facilities

As of December 31, 2010, the Operating Partnership had three credit facilities with total capacity of approximately $1.7 billion, of which approximately $1.4 billion was available for future borrowings.

The Operating Partnership has a $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollars or U.S. dollar denominated borrowings) unsecured revolving credit facility, guaranteed by the Parent Company. In November 2010, the Operating Partnership refinanced its $550.0 million multi-currency facility, which was set to mature in June 2011, increasing the facility by $50.0 million and extending the maturity to March 2014. As of December 31, 2010, there was no outstanding balance on this credit facility, and the remaining amount available was $589.6 million, net of outstanding letters of credit of $10.4 million, using the exchange rate in effect on December 31, 2010.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, previously 55.0 billion prior to the Operating Partnership’s early renewal in December 2010, which, using the exchange rate in effect on December 31, 2010, equaled approximately $554.5 million U.S. dollars and bore a weighted average interest rate of 1.97%. Additionally, upon renewal, the credit facility maturity was extended from June 2011 to March 2014 and is guaranteed by both the Parent Company and the Operating Partnership. As of December 31, 2010, the outstanding balance on this credit facility, using the exchange rate in effect on December 31, 2010, was $139.5 million, and the remaining amount available was $415.0 million.

The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility. The credit facility matures in July 2011. As of December 31, 2010, the outstanding balance on this credit facility, using the exchange rates in effect at December 31, 2010, was approximately $129.4 million with a weighted average interest rate of 1.31%, and the remaining amount available was $370.6 million.

In 2010, the Operating Partnership recognized a loss on early extinguishment of debt of $0.3 million in relation to early repayments of the unsecured facilities mentioned above.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at December 31, 2010.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly Owned
	Unsecured				Total	Consolidated	Total
	Senior	Credit	Other	Secured	Wholly Owned	Joint Venture	Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt	Debt

2011	$69,000	$129,443	$—	$15,499	$213,942	$139,410	$353,352
2012	—	—	153,903	29,636	183,539	468,361	651,900
2013	293,897	—	—	23,366	317,263	103,568	420,831
2014	—	139,490	—	4,904	144,394	8,809	153,203
2015	112,491	—	205,773	7,908	326,172	16,943	343,115
2016	250,000	—	—	81,936	331,936	15,499	347,435
2017	300,000	—	—	67,913	367,913	490	368,403
2018	300,000	—	—	—	300,000	595	300,595
2019	250,000	—	—	—	250,000	28,713	278,713
2020	123,213	—	—	—	123,213	645	123,858
Thereafter	—	—	—	—	—	2,450	2,450

Subtotal	$1,698,601	$268,933	$359,676	$231,162	$2,558,372	$785,483	$3,343,855
Unamortized net (discounts) premiums	(12,645)	—	—	43	(12,602)	46	(12,556)

Total	$1,685,956	$268,933	$359,676	$231,205	$2,545,770	$785,529	$3,331,299

(1)	Represents three credit facilities with total capacity of approximately $1.7 billion. Includes $37.0 million in U.S. dollar borrowings and $139.5 million, $70.1 million and $22.3 million in Yen, Canadian dollar, and Singapore dollar-based borrowings outstanding at December 31, 2010, respectively, translated to U.S. dollars using the foreign exchange rates in effect on December 31, 2010.

7.	Leasing Activity

Future minimum base rental income due under non-cancelable leases with customers in effect as of December 31, 2010 was as follows (dollars in thousands):

2011	$487,754
2012	408,095
2013	311,976
2014	230,348
2015	162,931
Thereafter	376,860

Total	$1,977,964

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements and straight-line rents. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $134.6 million, $136.8 million and $139.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as rental revenues and property operating costs in the accompanying consolidated statements of operations. Some leases contain options to renew.

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

A deferred tax component could arise based upon the differences in GAAP versus tax income for items such as depreciation and gain recognition. The Parent Company is required to establish a valuation allowance for deferred tax assets if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Parent Company concluded, based on a review of the relative weight of the available evidence, that it was more likely than not that it would not generate sufficient future taxable income to realize certain deferred tax assets. Accordingly, a valuation allowance has been established for most of the Parent Company’s net deferred tax asset. The Parent Company will continue to assess the need for a valuation allowance in the future.

The Parent Company follows Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertain tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Parent Company is subject.

At December 31, 2010, the Parent Company recorded a liability for an unrecognized tax benefit related to estimated Mexico income tax liabilities associated with an acquired company of $6.3 million. The liability was originally recorded in purchase accounting and became a liability for an unrecognized tax benefit in connection with a position taken on a 2010 filing. The Parent Company does not expect the liability for the unrecognized tax benefit, as described in the table below, to increase or decrease in the next 12 months. No liability was recorded at December 31, 2009. A reconciliation of the liability for unrecognized tax benefits is as follows (in thousands):

	2010	2009

Additions based upon tax positions related to the current year	$6,290	$—

Balance at December 31	$6,290	$—

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of net income (loss) available to common stockholders to taxable income available to common stockholders for the years ended December 31 (dollars in thousands):

	2010	2009	2008

Net income (loss) available to common stockholders	$9,967	$(50,077)	$(66,451)
Book depreciation and amortization	196,636	175,334	161,000
Book depreciation discontinued operations	3,447	6,602	8,199
Real estate impairment losses	—	181,853	193,918
Tax depreciation and amortization	(145,015)	(138,010)	(146,707)
Book/tax difference on gain on divestitures, contributions and corporate investments	36,812	(14,132)	18,510
Book/tax difference in stock option expense	8,975	20,099	14,330
Other book/tax differences, net(1)	30,467	29,799	(2,996)

Taxable income available to common stockholders	$141,289	$211,468	$179,803

(1)	Primarily due to timing differences from straight-line rent, prepaid rent, joint venture accounting, international transactions and debt amortization.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2010, 2009 and 2008, the Parent Company elected to distribute all of its taxable capital gains. A portion of the 2010 dividend paid in January 2011 was treated as a 2011 dividend. The taxability of the Parent Company’s distributions to common stockholders is summarized below:

	2010		2009		2008

Ordinary income	$0.65	67.0%	$0.72	64.6%	$1.24	60.4%
Capital gains	0.18	18.6	0.29	25.7	0.60	29.1
Unrecaptured Section 1250 gain	0.14	14.4	0.11	9.7	—	—

Dividends paid or payable	0.97	100.0	1.12	100.0	1.84	89.5
Return of capital	—	—	—	—	0.22	10.5

Total distributions	$0.97	100.0%	$1.12	100.0%	$2.06	100.0%

9.	Income Taxes of the Operating Partnership

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of net income (loss) available to common unitholders attributable to the general partner to taxable income available to common unitholders attributable to the general partner for the years ended December 31 (dollars in thousands):

	2010	2009	2008

Net income (loss) available to common unitholders attributable to the general partner	$9,967	$(50,077)	$(66,451)
Book depreciation and amortization	196,636	175,334	161,000
Book depreciation discontinued operations	3,447	6,602	8,199
Real estate impairment losses	—	181,853	193,918
Tax depreciation and amortization	(145,015)	(138,010)	(146,707)
Book/tax difference on gain on divestitures, contributions and corporate investments	36,812	(14,132)	18,510
Book/tax difference in stock option expense	8,975	20,099	14,330
Other book/tax differences, net(1)	30,467	29,799	(2,996)

Taxable income available to common unitholders attributable to the general partner	$141,289	$211,468	$179,803

(1)	Primarily due to timing differences from straight-line rent, prepaid rent, joint venture accounting, international transactions and debt amortization.

For income tax purposes, distributions paid to common unitholders consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. For the years ended December 31, 2010, 2009 and 2008, the Operating Partnership elected to distribute all of its taxable capital gains. A portion of the 2010 dividend paid in January 2011 was treated as a 2011 dividend. The taxability of the Operating Partnership’s distributions to common unitholders is summarized below:

	2010		2009		2008

Ordinary income	$0.65	67.0%	$0.72	64.6%	$1.24	60.4%
Capital gains	0.18	18.6	0.29	25.7	0.60	29.1
Unrecaptured Section 1250 gain	0.14	14.4	0.11	9.7	—	—

Dividends paid or payable	0.97	100.0	1.12	100.0	1.84	89.5
Return of capital	—	—	—	—	0.22	10.5

Total distributions	$0.97	100.0%	$1.12	100.0%	$2.06	100.0%

10.	Noncontrolling Interests in the Parent Company

In this Note 10, the “Parent Company” refers only to AMB Property Corporation and not to any of its subsidiaries. Noncontrolling interests in the Parent Company’s financial statements include the common limited partnership interests in the Operating Partnership, common limited and preferred limited (if applicable) partnership interests in AMB Property II, L.P., a Delaware limited partnership and a subsidiary of the Operating Partnership, and interests held by third party partners in joint ventures. Such joint ventures hold approximately 20.9 million square feet and are consolidated for financial reporting purposes.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company’s consolidated joint ventures’ total investment and property debt at December 31, 2010 and 2009 were as follows (dollars in thousands):

		Parent	Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
		Ownership	December 31,		December 31,		December 31,
Consolidated Joint Ventures	Co-investment Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	24%	$518,516	$513,450	$184,292	$194,980	$54,300	$50,000
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	479,635	470,740	327,301	335,764	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO	39%	160,985	158,865	75,650	79,756	—	—
Other Industrial Operating Joint Ventures		80%	372,536	230,463	62,210	32,186	—	—
Other Industrial Development Joint Ventures		48%	181,600	272,237	81,776	128,374	—	—

Total Consolidated Joint Ventures			$1,713,272	$1,645,755	$731,229	$771,060	$54,300	$50,000

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership formed in 2001, comprised of 13 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of December 31, 2010. During the third quarter of 2010, the Company purchased additional shares from one of the existing institutional investors, increasing the Company’s ownership in the partnership to approximately 24%.

(2)	AMB-SGP, L.P. is a co-investment partnership formed in 2001 with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

The following table details the noncontrolling interests of the Parent Company as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$325,590	$289,909	N/A
Limited partners in the Operating Partnership	37,773	38,561	N/A
Held through AMB Property II, L.P.:
Class B limited partners	18,036	22,834	N/A

Total noncontrolling interests	$381,399	$351,304

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008

Joint venture partners’ share of net income	$6,278	$11,063	$32,855
Joint venture partners’ and common limited partners’ share of development profits	69	2,435	9,041
Common limited partners in the Operating Partnership’s share of net income (loss)	62	(2,293)	(3,284)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	40	873	—
Class B common limited partnership units’ share of net income (loss)	26	(1,332)	(1,779)
Series D preferred units (liquidation preference of $79,767)(1)	—	4,295	5,727

Total noncontrolling interests’ share of net income	$6,475	$15,041	$42,560

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

11.	Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third party partners in several real estate joint ventures, aggregating approximately 20.9 million square feet, which are consolidated for financial reporting purposes.

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at December 31, 2010 and 2009 were as follows (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
		Ownership	December 31,		December 31,		December 31,
Consolidated Joint Ventures	Co-investment Venture Partner	Percentage	2010	2009	2010	2009	2010	2009

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	24%	$518,516	$513,450	$184,292	$194,980	$54,300	$50,000
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	479,635	470,740	327,301	335,764	—	—
AMB-AMS, L.P.	PMT, SPW and TNO	39%	160,985	158,865	75,650	79,756	—	—
Other Industrial Operating Joint Ventures		80%	372,536	230,463	62,210	32,186	—	—
Other Industrial Development Joint Ventures		48%	181,600	272,237	81,776	128,374	—	—

Total Consolidated Joint Ventures			$1,713,272	$1,645,755	$731,229	$771,060	$54,300	$50,000

The following table details the noncontrolling interests of the Operating Partnership as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,	December 31,	Redemption/Callable
	2010	2009	Date

Joint venture partners	$325,590	$289,909	N/A
Held through AMB Property II, L.P.:
Class B limited partners	18,036	22,834	N/A

Total noncontrolling interests	$343,626	$312,743

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008

Joint venture partners’ share of net income	$6,278	$11,063	$32,855
Joint venture partners’ share of development (losses) profits	(24)	931	6,219
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	40	873	—
Class B common limited partnership units’ share of net income (loss)	26	(1,332)	(1,459)
Series D preferred units (liquidation preference of $79,767)(1)	—	4,295	5,727

Total noncontrolling interests’ share of net income	$6,320	$15,830	$43,342

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. from a third party in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of December 31, 2010, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $325.6 million. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $426.7 million at December 31, 2010. However, there can be no assurance that this will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

12.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at December 31, 2010 and 2009 were (dollars in thousands):

	December 31, 2010		The Company’s Net
	The Company’s		Equity Investments
	Ownership	Square	December 31,	December 31,
Unconsolidated Joint Ventures	Percentage	Feet	2010	2009

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.(1)	35%	38,078,977	$409,377	$219,121
AMB Europe Logistics Fund, FCP-FIS(2)	38%	10,522,627	172,903	60,177
AMB Japan Fund I, L.P.(3)	20%	7,263,093	82,482	80,074
AMB-SGP Mexico, LLC(4)	22%	6,405,922	20,646	19,014
AMB DFS Fund I, LLC(5)	15%	200,027	14,426	14,259
AMB Brazil Logistics Partners Fund I, L.P.(6)	25%	639,264	32,910	—
Other Industrial Operating Joint Ventures(7)	51%	7,419,049	51,043	50,741

Total Unconsolidated Joint Ventures(8)		70,528,959	$783,787	$443,386

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	An open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner. Effective January 1, 2010, the name of AMB Institutional Alliance Fund III, L.P. was changed to AMB U.S. Logistics Fund, L.P. During the year ended December 31, 2010, the Company made a $200 million investment in AMB U.S. Logistics Fund, L.P. No investments were made in 2009.

(2)	A Euro-denominated open-ended co-investment venture with institutional investors. The institutional investors have committed approximately 263.0 million Euros (approximately $352.1 million in U.S. dollars, using the exchange rate at December 31, 2010) for an approximate 62% equity interest. Effective October 29, 2010, the name of AMB Europe Fund I, FCP-FIS was changed to AMB Europe Logistics Fund, FCP-FIS. During the year ended December 31, 2010, the Company made a $100 million investment in AMB Europe Logistics Fund, FCP-FIS. No investments were made in 2009.

(3)	A Yen-denominated co-investment venture with 13 institutional investors. The 13 institutional investors have committed 49.5 billion Yen (approximately $609.9 million in U.S. dollars, using the exchange rate at December 31, 2010) for an approximate 80% equity interest.

(4)	A co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation. Other debt includes $89.6 million of loans from co-investment venture partners.

(5)	A co-investment venture with Strategic Realty Ventures, LLC. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of December 31, 2010 was the estimated investment of $6.6 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.8 million of equity to the fund. During the years ended December 31, 2010 and 2009, the Company contributed approximately $0.3 million and $1.4 million, respectively, to this co-investment venture.

(6)	A Brazilian Real denominated co-investment venture with a third-party university endowment partner. The third-party investor has committed approximately 360.0 million Brazilian Reais (approximately $216.9 million in U.S. dollars, using the exchange rate at December 31, 2010) for a 50% equity interest. This consolidated co-investment venture does not hold any properties directly, but holds a 50% equity interest in the unconsolidated joint venture previously established with the Company’s joint venture partner Cyrela Commercial Properties. This structure results in an effective 25% equity interest for the Company in the venture’s underlying development assets. During 2010, this joint venture completed the acquisition of 106 acres of land in Sao Paulo, Brazil and 86 acres of land in Rio de Janeiro and commenced development of 0.6 million square feet of properties.

(7)	Other Industrial Operating Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

(8)	In addition to the equity investment in the table, the Company, through its investment in AMB Property Mexico, held equity interests in various other unconsolidated ventures totaling approximately $13.3 million and $18.7 million as of December 31, 2010 and 2009, respectively. Additionally, in December 2010, the Company entered into a mortgage debt investment joint venture with a third-party partner, in which it held an equity interest of $86.2 million as of December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008, the Company received capital distributions of $2.2 million, $9.5 million and $35.0 million, respectively, from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financings during the respective periods.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present property related transactions for the Company’s unconsolidated co-investment ventures for the years ended December 31, 2010 and 2009 (dollars in thousands):

																AMB Brazil Logistics
	AMB U.S. Logistics Fund, L.P.			AMB Europe Logistics Fund, FCP-FIS			AMB SGP-Mexico, LLC			AMB Japan Fund I, L.P.			AMB DFS Fund I, LLC			Partners Fund I, L.P.(1)
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Number of properties acquired	9	—	8	5	—	3	—	—	—	—	—	—	—	—	—	—	—	—
Square feet	2,231,719	—	1,622,649	1,458,691	—	848,313	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition cost(2)	$174,783	$—	$171,694	$131,640	$—	$154,499	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development properties contributed by the Company:
Square feet	—	428,180	2,723,003	179,693	—	164,574	—	—	1,421,042	—	981,162	891,596	—	—	—	—	—	—
Gross contribution price	$—	$32,500	$208,111	$22,391	$—	$35,199	$—	$—	$90,500	$—	$184,793	$174,938	$—	$—	$—	$—	$—	$—
Development gains (losses) on contribution	$—	$1,220	$36,778	$(171)	$—	$6,643	$—	$—	$13,723	$—	$28,588	$17,151	$—	$—	$—	$—	$—	$—
Industrial operating properties contributed by the Company:
Square feet	—	—	821,712	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Gross contribution price	$—	$—	$66,175	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gains on contribution	$—	$—	$11,457	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development properties sold:
Square feet	—	—	—	—	—	—	—	—	—	—	—	—	—	1,081,974	138,500	—	—	—
Land acreage (whole acres)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	—	—	—
Gross Sales Price	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$53,629	$1,016	$—	$—	$—
Industrial operating properties sold:
Square feet	660,725	568,662	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Gross Sales Price	$36,391	$46,584	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Represents activity within the Company’s unconsolidated joint venture with Cyrela Commercial Properties, of which AMB Brazil Logistics Partners Fund I, L.P. holds a 50% equity interest.

(2)	Includes estimated total acquisition expenditures of approximately $3.6 million and $0.5 million, respectively, for properties acquired by AMB U.S. Logistics Fund, L.P. and AMB Europe Logistics Fund, FCP-FIS during the year ended December 31, 2010.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present summarized financial information for the Company’s unconsolidated joint ventures for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

											Income (Loss)
	Net									Property	from		Net
	Investment	Total	Total		Total		Noncontrolling			Operating	Continuing		Income
2010	in Properties	Assets	Debt		Liabilities		Interests	Equity	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$3,211,219	$3,328,634	$1,596,010		$1,666,126		$9,829	$1,652,679	$273,983	$(73,687)	$15,527		$10,982
AMB Europe Logistics Fund, FCP-FIS	1,212,167	1,315,985	647,288		755,910		1,734	558,341	92,052	(19,348)	(7,144)		(7,144)
AMB Japan Fund I, L.P.	1,601,390	1,815,486	939,015		1,039,800		153,635	622,051	106,691	(23,414)	19,335		19,335
AMB-SGP Mexico, LLC	314,116	328,189	314,041	(1)	359,071	(1)	(879)	(30,003)	29,275	(3,859)	(17,357	)(2)	(17,357	)(2)
AMB DFS Fund I, LLC	85,683	86,158	—		217		—	85,941	10	(1,246)	(1,659)		(1,590)
AMB Brazil Logistics Partners Fund I, L.P.(3)	55,097	64,030	—		487		—	63,543	195	—	72		72

Total Co-investment Ventures	6,479,672	6,938,482	3,496,354		3,821,611		164,319	2,952,552	502,206	(121,554)	8,774		4,298
Other Industrial Operating Joint Ventures	196,739	171,497	153,513		157,737		—	13,760	34,111	(8,496)	7,118		7,267

Total Unconsolidated Joint Ventures	$6,676,411	$7,109,979	$3,649,867		$3,979,348		$164,319	$2,966,312	$536,317	$(130,050)	$15,892		$11,565

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

											Income (Loss)
	Net									Property	from		Net
	Investment	Total	Total		Total		Noncontrolling			Operating	Continuing		Income
2009	in Properties	Assets	Debt		Liabilities		Interests	Equity	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$3,122,280	$3,214,087	$1,762,781		$1,832,217		$10,043	$1,371,827	$270,393	$(73,716)	$7,147		$(625)
AMB Europe Logistics Fund, FCP-FIS	1,155,883	1,286,142	719,431		822,974		2,775	460,393	99,616	(19,455)	(3,344)		(3,344)
AMB Japan Fund I, L.P.	1,420,405	1,588,400	840,971		926,312		130,991	531,097	100,799	(22,755)	14,981		14,981
AMB-SGP Mexico, LLC	323,401	336,361	317,452	(1)	349,886	(1)	(365)	(13,160)	39,313	(7,397)	(14,317	)(2)	(14,317	)(2)
AMB DFS Fund I, LLC	85,270	86,371	—		528		—	85,843	17	(483)	(3,046)		(3,046)

Total Co-investment Ventures	6,107,239	6,511,361	3,640,635		3,931,917		143,444	2,436,000	510,138	(123,806)	1,421		(6,351)
Other Industrial Operating Joint Ventures	196,686	192,907	160,290		164,976		—	27,931	36,773	(9,466)	9,055		9,054

Total Unconsolidated Joint Ventures	$6,303,925	$6,704,268	$3,800,925		$4,096,893		$143,444	$2,463,931	$546,911	$(133,272)	$10,476		$2,703

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

											Income (Loss)
	Net									Property	from		Net
	Investment	Total	Total		Total		Noncontrolling			Operating	Continuing		Income
2008	in Properties	Assets	Debt		Liabilities		Interests	Equity	Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$3,194,838	$3,245,081	$1,807,473		$1,884,370		$10,485	$1,350,226	$230,476	$(59,371)	$8,680		$8,341
AMB Europe Logistics Fund, FCP-FIS	1,155,527	1,268,028	709,812		805,740		3,056	459,232	100,103	(19,260)	(13,276)		(13,276)
AMB Japan Fund I, L.P.	1,300,086	1,446,014	907,422		986,032		115,120	344,862	77,861	(16,775)	6,027		6,027
AMB-SGP Mexico, LLC	332,021	344,885	320,675	(1)	344,093	(1)	10	782	33,009	(5,238)	(13,082	)(2)	(13,082	)(2)
AMB DFS Fund I, LLC	135,391	138,600	—		8,032		—	130,568	541	(214)	10,911		10,911

Total Co-investment Ventures	6,117,863	6,442,608	3,745,382		4,028,267		128,671	2,285,670	441,990	(100,858)	(740)		(1,079)
Other Industrial Operating Joint Ventures	201,284	198,395	164,206		168,720		—	29,675	38,766	(8,371)	13,095		21,429

Total Unconsolidated Joint Ventures	$6,319,147	$6,641,003	$3,909,588		$4,196,987		$128,671	$2,315,345	$480,756	$(109,229)	$12,355		$20,350

(1)	Includes $89.6 million, $91.4 million and $91.4 million of loans from co-investment venture partners in Total Debt and Total Liabilities for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Includes $15.5 million, $15.3 million and $13.5 million of interest expense on loans from co-investment venture partners for the years ended December 31, 2010, 2009 and 2008.

(3)	This summarized financial information represents the financial position and results of operation of the Company’s joint venture with its partner Cyrela Commercial Properties, of which the Company holds a 25% equity interest through its 50% co-investment in AMB Brazil Logistics Partners Fund I, L.P.

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

The Company includes the following balances related to the Five Ventures, as of December 31, 2010, in Investments in unconsolidated joint ventures in the consolidated balance sheet as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Equity	Maximum Loss
	Investment	Exposure

Five Ventures	$2,972	$2,972 (1)

(1)	Per the partnership agreements for the Five Ventures, the Company’s liability is limited to its investment in the entities. The Company does not guarantee any third-party debt held by these Five Ventures. Capital contributions to the Five Ventures subsequent to the initial capital contribution require the unanimous approval of both the Company and the joint venture partner, and, as of December 31, 2010, the Company has no commitment to make additional contributions to the Five Ventures.

13.	Stockholders’ Equity of the Parent Company

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the year ended December 31, 2010, 334,398 of the Operating Partnership’s common limited partnership units were exchanged for shares of the Parent Company’s common stock.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of December 31, 2010: 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At December 31, 2010, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

The following table sets forth the dividends or distributions paid or payable per share:

Paying Entity	Security	2010	2009	2008

AMB Property Corporation	Common stock	$1.12	$1.12	$1.56
AMB Property Corporation	Series L preferred stock	$1.63	$1.63	$1.63
AMB Property Corporation	Series M preferred stock	$1.69	$1.69	$1.69
AMB Property Corporation	Series O preferred stock	$1.75	$1.75	$1.75
AMB Property Corporation	Series P preferred stock	$1.71	$1.71	$1.71

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

14.	Partners’ Capital of the Operating Partnership

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

As of December 31, 2010, the Operating Partnership had outstanding 168,506,670 common general partnership units; 2,058,730 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

The following table sets forth the distributions paid or payable per unit:

Paying Entity	Security	2010	2009	2008

AMB Property, L.P.	Common limited partnership units	$1.12	$1.12	$1.56
AMB Property, L.P.	Series L preferred units	$1.63	$1.63	$1.63
AMB Property, L.P.	Series M preferred units	$1.69	$1.69	$1.69
AMB Property, L.P.	Series O preferred units	$1.75	$1.75	$1.75
AMB Property, L.P.	Series P preferred units	$1.71	$1.71	$1.71
AMB Property II, L.P.	Class B common limited partnership units	$1.12	$1.12	$1.56
AMB Property II, L.P.	Series D preferred units(1)	$—	$2.69	$3.59

(1)	On November 10, 2009, the Parent Company purchased all 1,595,337 outstanding series D preferred units of AMB Property II, L.P. in exchange for 2,880,281 shares of its common stock at a discount of $9.8 million. The Operating Partnership issued 2,880,281 general partnership units to the Parent Company in exchange for the 1,595,337 series D preferred units the Parent Company purchased.

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. Note 13 above entitled “Stockholders’ Equity of the Parent Company” should be read in conjunction with this Note 14 for a discussion of the activity under the Parent Company’s stock incentive plans.

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

15.	Stock Incentive Plan, 401(k) Plan and Deferred Compensation Plan

Stock Incentive Plans.  The Company has stock option and incentive plans (“Stock Incentive Plans”) for the purpose of attracting and retaining eligible officers, directors and employees. The Company has authorized for issuance 17,500,000 shares of common stock under its 2002 stock incentive plan of which 4,014,453 shares were remaining available for grant and 8,347,527 shares were reserved for issuance at December 31, 2010. As of December 31, 2010, the Company had 8,694,938 non-qualified options outstanding granted to certain directors, officers and employees which includes 431,426 shares of common stock reserved for issuance for outstanding option grants under its 1997 stock incentive plan which expired in November 2007. Each option is exchangeable for one share of the Company’s common stock. Each option’s exercise price is equal to the Company’s market price on the date of grant. The options have an original ten-year term and generally vest pro rata in annual installments over a three to five-year period from the date of grant.

For each share of common stock the Parent Company issues pursuant to the Parent Company and Operating Partnership’s Stock Incentive Plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of December 31, 2010, the Stock Incentive Plans have approximately 4.0 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting periods. Under this guidance, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption. In accordance with the adopted guidance, the Company will recognize the associated expense over the three to five-year vesting periods. Additionally, the Company awards restricted stock and recognizes this value as an expense over the vesting periods. As of December 31, 2010, there was $24.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Incentive Plans. Of this total, $5.6 million of unrecognized compensation cost related to stock options and $18.8 million related to restricted stock awards is expected to be recognized over a weighted average period of 1.5 years and 2.3 years, respectively.

The following table summarizes stock option expense and restricted stock expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2010, 2009 and 2008:

Expense	2010	2009	2008

Stock option expense	$7,701	$7,630	$6,265
Restricted stock compensation expense	16,240	15,419	15,202

Total	$23,941	$23,049	$21,467

The FASB guidance requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company does not have any such excess tax benefits.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the assumptions and fair values for options granted during the years ended December 31, 2010, 2009 and 2008:

							Weighted	Weighted
	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Average	Average
Year Ended		Weighted		Weighted		Weighted	Expected Life	Grant Date
December 31,	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

2010	4.1% - 5.1%	5.0%	41.5% - 42.6%	41.6%	1.7% - 2.8%	2.6%	6.0	$5.77
2009	4.9% - 7.0%	6.7%	40.1% - 48.0%	40.7%	1.4% - 2.9%	1.9%	5.9	$3.55
2008	3.7% - 4.5%	4.1%	28.5% - 33.5%	28.8%	2.7% - 3.1%	2.8%	4.9	$9.13

The following table is a summary of the option activity for the years ended December 31, 2010, 2009 and 2008:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Life	Value
	(in thousands)	per Share	(in years)	(in thousands)

Outstanding as of December 31, 2007	5,856	$35.63
Granted	754	49.30
Exercised	(130)	32.53
Forfeited	(273)	41.02

Outstanding as of December 31, 2008	6,207	37.12
Granted	2,371	16.07
Exercised	(95)	19.29
Forfeited	(375)	44.49

Outstanding as of December 31, 2009	8,108	$30.84
Granted	1,465	22.41
Exercised	(763)	23.16
Forfeited	(115)	35.94

Outstanding as of December 31, 2010	8,695	$30.02	5.64	$57,606

Vested and expected to vest as of December 31, 2010	8,415	$30.30	5.54	$54,341

Vested and exercisable as of December 31, 2010	6,362	$33.19	4.58	$30,710

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2010 (options in thousands):

			Weighted
			Average	Currently Exercisable
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Price	of Options	Exercise Price	Life in Years	of Options	Exercise Price

$15.92 - $22.14	3,504	$18.37	8.5	1,439	$17.47
$22.27 - $30.81	2,227	$26.83	2.1	2,118	$26.88
$31.56 - $51.92	2,458	$42.96	4.7	2,309	$42.58
$51.97 - $64.80	506	$61.89	6.1	496	$61.96

	8,695			6,362

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information concerning unvested stock options at December 31, 2010 (options in thousands):

		Weighted
	Number	Average
Unvested Options	of Options	Exercise Price

Unvested at December 31,2009	2,300	$23.61
Granted	1,465	22.41
Vested	(1,317)	26.74
Forfeited	(115)	35.94

Unvested at December 31,2010	2,333	$21.39

Cash received from options exercised during the years ended December 31, 2010, 2009 and 2008 was $7.3 million, $1.8 million and $4.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $4.8 million, $0.5 million and $2.9 million, respectively.

The Company issued 717,259, 405,416 and 485,127 shares of restricted stock, respectively, to certain officers of the Company as part of the pay-for-performance compensation program and in connection with employment with the Company during the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of restricted shares granted was $16.0 million, $6.5 million and $23.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The 1,202,122 outstanding restricted shares at December 31, 2010 are subject to repurchase rights, which generally lapse over a period from three to five years.

The following table summarizes additional information concerning unvested restricted shares at December 31, 2010 (options in thousands):

		Weighted
		Grant Date
Unvested Shares	Shares	Fair Value

Unvested at December 31, 2009	919	$36.49
Granted	717	22.31
Vested	(421)	37.99
Forfeited	(13)	29.70

Unvested at December 31, 2010	1,202	$27.58

The total fair value of shares vested, based on the market price on the vesting date, for the years ended December 31, 2010, 2009 and 2008 was $10.4 million, $5.8 million and $12.5 million, respectively.

During 2010, the Parent Company issued 85,144 restricted share units (“RSUs”), of which 84,015 RSUs are outstanding as of December 31, 2010. During the year ended December 31, 2010, 1,129 RSUs were forfeited. RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the RSUs has completed. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2010 was $22.14.

401(k) Plan.  In November 1997, the Company established a Section 401(k) Savings and Retirement Plan (the “401(k) Plan”), which is a continuation of the 401(k) Plan of the Company’s predecessor, to cover eligible employees of the Company. The 401(k) Plan permits eligible employees to defer up to 75% of their annual compensation (as adjusted under the terms of the 401(k) Plan), subject to certain limitations imposed by the Code. During 2010, 2009 and 2008, the Company matched employee contributions under the 401(k) Plan in an amount

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to 50% of the first 6.0% of annual compensation deferred by each employee, up to a maximum match of $7,350, $7,350 and $6,900 per year, respectively, for each participating employee. In the years ended December 31, 2010, 2009 and 2008, the Company made matching contributions of $1.0 million, $0.9 million and $1.1 million, respectively. The Company may also make discretionary contributions to the 401(k) Plan. No discretionary contributions were made by the Company to the 401(k) Plan in the years ended December 31, 2010, 2009 and 2008.

The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. Matching contributions made by the Company vest fully one year after the commencement of an employee’s employment with the Company.

Deferred Compensation Plans.  The Company has established two non-qualified deferred compensation plans for eligible officers and directors of the Company and certain of its affiliates, which enable eligible participants to defer income from their U.S. payroll up to 100% of annual base pay, up to 100% of annual bonuses, up to 100% of their meeting fees and/or committee chairmanship fees, and up to 100% of certain equity-based compensation, as applicable, subject to restrictions, on a pre-tax basis. This deferred compensation is an unsecured obligation of the Company. The Company may make discretionary matching contributions to participant accounts at any time. The Company made no such discretionary matching contributions in the years ended December 31, 2010, 2009 and 2008. The participant’s elective deferrals and any matching contributions are immediately 100% vested. As of December 31, 2010 and 2009, the total fair value of compensation deferred was $76.2 million and $66.2 million, respectively, including $57.0 million and $43.3 million, respectively, of the Company common stock.

16.	Income (Loss) Per Share and Unit

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company had no dilutive stock options outstanding for any of the years ended December 31, 2010, 2009 and 2008. Such dilution was computed using the treasury stock method. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	2010	2009	2008

Numerator
Income (loss) from continuing operations attributable to common stockholders	$3,274	$(129,679)	$(58,338)
Preferred stock dividends	(15,806)	(15,806)	(15,806)
Preferred unit redemption discount	—	9,759	—

Loss from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred stock dividends and preferred unit redemption discount)	(12,532)	(135,726)	(74,144)
Total discontinued operations attributable to common stockholders after noncontrolling interests	23,845	86,678	9,028
Allocation to participating securities	(1,346)	(1,029)	(1,335)

Net income (loss) available to common stockholders	$9,967	$(50,077)	$(66,451)

Denominator
Basic	161,988,053	134,321,231	97,403,659
Stock option dilution(1)	—	—	—

Diluted weighted average common shares	161,988,053	134,321,231	97,403,659

Basic income (loss) per common share attributable to AMB Property Corporation
Loss from continuing operations	$(0.08)	$(1.01)	$(0.77)
Discontinued operations	0.14	0.64	0.09

Net income (loss) available to common stockholders(2)	$0.06	$(0.37)	$(0.68)

Diluted income (loss) per common share attributable to AMB Property Corporation
Loss from continuing operations	$(0.08)	$(1.01)	$(0.77)
Discontinued operations	0.14	0.64	0.09

Net income (loss) available to common stockholders(2)	$0.06	$(0.37)	$(0.68)

(1)	Excludes anti-dilutive stock options of 6,019,497, 6,305,892 and 3,413,277 for the years ended December 31, 2010, 2009 and 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 1,202,122, 918,753 and 855,919 unvested restricted shares outstanding for the years ended December 31, 2010, 2009 and 2008, respectively.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had no dilutive stock options outstanding for any of the years ended December 31, 2010, 2009 and 2008. Such dilution was computed using the treasury stock method. The

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	2010	2009	2008

Numerator
Income (loss) from continuing operations attributable to common unitholders	$3,093	$(132,705)	$(59,795)
Preferred stock distributions	(15,806)	(15,806)	(15,806)
Preferred unit redemption discount	—	9,759	—

Loss from continuing operations (after noncontrolling interests’ share of (income) loss from continuing operations, preferred unit distributions and preferred unit redemption discount)	(12,713)	(138,752)	(75,601)
Total discontinued operations attributable to common unitholders after noncontrolling interests	24,181	88,915	9,703
Allocation to participating securities	(1,346)	(1,029)	(1,335)

Net income (loss) available to common unitholders	$10,122	$(50,866)	$(67,233)

Denominator
Basic	164,290,475	136,484,612	101,253,972
Stock option dilution(1)	—	—	—

Diluted weighted average common units	164,290,475	136,484,612	101,253,972

Basic income (loss) per common unit attributable to AMB Property, L.P.
Loss from continuing operations	$(0.08)	$(1.02)	$(0.75)
Discontinued operations	0.14	0.65	0.09

Net income (loss) available to common unitholders(2)	$0.06	$(0.37)	$(0.66)

Diluted income (loss) per common unit attributable to AMB Property, L.P.
Loss from continuing operations	$(0.08)	$(1.02)	$(0.75)
Discontinued operations	0.14	0.65	0.09

Net income (loss) available to common unitholders(2)	$0.06	$(0.37)	$(0.66)

(1)	Excludes anti-dilutive stock options of 6,019,497, 6,305,892 and 3,413,277 for the years ended December 31, 2010, 2009 and 2008, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted units outstanding) under the two-class method. Under this method, allocations were made to 1,202,122, 918,753 and 855,919 unvested restricted units outstanding for the years ended December 31, 2010, 2009 and 2008, respectively.

17.	Segment Information

The Company has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single reportable segment, on which the Company evaluates its performance:

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

•	Private Capital. The Company, through its private capital group, AMB Capital Partners, LLC (“AMB Capital Partners”), provides real estate investment, portfolio management and reporting services to co-investment ventures and clients. The private capital income earned consists of acquisition and development fees, asset management fees and priority distributions, and promote interests and incentive distributions from the Company’s co-investment ventures and AMB Capital Partners’ clients. With respect to the Company’s U.S. and Mexico funds and co-investment ventures, the Company typically earns a 90.0 basis points acquisition fee on the acquisition cost of third party acquisitions, asset management priority distributions of 7.5% of net operating income on stabilized properties, 70.0 basis points of total projected costs as asset management fees on renovation or development properties, and incentive distributions of 15% of the return over a 9% internal rate of return and 20% of the return over a 12% internal rate of return to investors on a periodic basis or at the end of a fund’s life. In Japan, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management priority distributions of 1.5% of unreturned equity, and incentive distributions of 20% of the return over a 10% internal rate of return and 25% of the return over a 13% internal rate of return to investors at the end of a fund’s life. In Europe, the Company earns a 90.0 basis points acquisition fee on the acquisition cost of third-party acquisitions, asset management fees of 75.0 basis points on the gross asset value of the fund, and incentive distributions of 20% of the return over a 9% internal rate of return and 25% of the return over a 12% internal rate of return to investors on a periodic basis. In Brazil, the Company earns asset management priority distributions of 1.5% of unreturned equity, incentive distributions of 20% of the return over a 10% internal rate of return, 60% of the return over a 13% and up to a 20% internal rate of return, 100% to an agreed threshold over a 20% internal rate of return, and 20% above that threshold. The accounting policies of the segment are the same as those described in the summary of significant accounting policies under Note 2 of this document.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues			Property NOI(2)			Development Gains (Losses)
Segments(1)	2010	2009	2008	2010	2009	2008	2010	2009	2008

U.S. Markets
Southern California	$80,780	$89,042	$106,046	$61,668	$69,448	$83,208	$418	$47,632	$21,843
No. New Jersey/New York	59,439	61,501	66,430	36,987	40,624	46,519	—	—	—
San Francisco Bay Area	82,680	83,943	88,450	57,490	58,820	65,582	566	—	85
Chicago	38,722	40,395	50,239	26,118	26,194	33,050	—	—	3,145
On-Tarmac	50,329	51,702	52,441	26,082	27,523	29,294	—	5,312	—
South Florida	41,547	41,493	41,196	28,035	27,431	27,776	(55)	1,585	7,044
Seattle	16,599	19,807	32,227	12,138	15,446	25,751	—	3,044	7,236
Toronto	29,081	24,796	18,223	20,220	16,812	12,086	—	(75)	60
Baltimore/Washington	20,551	21,419	22,477	15,187	16,342	17,359	—	—	—
Non-U.S. Markets
Europe	23,301	22,709	6,459	13,373	11,290	4,128	372	(312)	6,008
Japan	36,341	24,131	26,706	25,328	15,285	19,256	307	28,588	17,104
Other Markets	119,921	120,129	125,498	82,571	82,832	87,198	5,131	3,102	18,559

Total markets	599,291	601,067	636,392	405,197	408,047	451,207	6,739	88,876	81,084
Straight-line rents and amortization of lease intangibles	16,305	10,531	10,549	16,305	10,531	10,549	—	—	—
Discontinued operations	(12,956)	(31,187)	(37,754)	(7,572)	(21,438)	(26,426)	—	(53,002)	—
Private capital income	30,860	38,013	68,472	—	—	—	—	—	—

Total	$633,500	$618,424	$677,659	$413,930	$397,140	$435,330	$6,739	$35,874	$81,084

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, debt extinguishment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of gains (losses), costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense. The Company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the Company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The Company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the Company’s real estate operations and should be excluded from its calculation of NOI.

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

The following table is a reconciliation from NOI to reported net income (loss), a financial measure under GAAP (dollars in thousands):

	2010	2009	2008

Property NOI	$413,930	$397,140	$435,330
Private capital revenues	30,860	38,013	68,472
Depreciation and amortization	(196,636)	(175,334)	(161,000)
General and administrative	(124,364)	(115,342)	(143,962)
Restructuring charges	(4,874)	(6,368)	(12,306)
Fund costs	(791)	(1,062)	(1,078)
Real estate impairment losses	—	(172,059)	(182,866)
Other expenses	(3,197)	(8,681)	(520)
Development profits, net of taxes	6,739	35,874	81,084
Gains from sale or contribution of real estate interests, net of taxes	—	—	19,967
Equity in earnings of unconsolidated joint ventures, net	17,372	11,331	17,121
Other income (expenses)	3,543	3,440	(3,126)
Interest expense, including amortization	(130,338)	(118,867)	(134,249)
Loss on early extinguishment of debt	(2,892)	(12,267)	(786)
Total discontinued operations	24,242	96,222	11,169

Net income (loss)	$33,594	$(27,960)	$(6,750)

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of December 31,
	2010	2009

U.S. Markets
Southern California	$640,329	$635,124
No. New Jersey/New York	558,653	544,743
San Francisco Bay Area	754,632	733,381
Chicago	297,081	302,501
On-Tarmac	148,327	159,549
South Florida	401,298	411,811
Seattle	146,275	146,192
Toronto	307,472	297,282
Baltimore/Washington	133,197	131,186
Non-U.S. Markets
Europe	573,172	579,584
Japan	758,855	663,032
Other Markets	1,519,047	1,542,330

Total markets	6,238,338	6,146,715
Investments in unconsolidated joint ventures	883,241	462,130
Non-segment assets	251,316	233,113

Total assets	$7,372,895	$6,841,958

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s real estate impairment losses and restructuring charges by real estate operations reportable segment for the years ended December 31, 2010, 2009 and 2008 is as follows (dollars in thousands):

	2010		2009		2008
	Real Estate		Real Estate		Real Estate
	Impairment	Restructuring	Impairment	Restructuring	Impairment	Restructuring
	Losses	Charges	Losses	Charges	Losses	Charges

U.S. Markets
Southern California	$—	$—	$16,809	$71	$40,540	$424
No. New Jersey/New York	—	—	9,056	—	10,393	1,255
San Francisco Bay Area	—	2,419	4,275	4,021	18,331	2,957
Chicago	—	—	1,330	36	2,628	460
On-Tarmac	—	—	—	—	—	400
South Florida	—	—	5,531	—	27,088	—
Seattle	—	—	—	—	—	388
Toronto	—	—	30,921	—	9,390	—
Baltimore/Washington	—	—	543	—	—	—
Non-U.S. Markets
Europe	—	915	30,393	426	19,403	1,553
Japan	—	351	13,469	343	—	576
Other Markets	—	1,189	69,526	1,471	66,145	4,293

Total markets	$—	$4,874	$181,853	$6,368	$193,918	$12,306

18.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 79 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2010 were as follows (dollars in thousands):

2011	$36,278
2012	33,412
2013	30,387
2014	28,724
2015	27,357
Thereafter	414,203

Total	$570,361

Standby Letters of Credit.  As of December 31, 2010, the Company had provided approximately $12.9 million in letters of credit, of which $10.4 million was provided under the Operating Partnership’s $600.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 5, 6 and 12 above, as of December 31, 2010, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $403.0 million as described below.

As of December 31, 2010, the Company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, the Company also guaranteed $58.6 million and $83.5 million on outstanding loans on five of its consolidated joint ventures and three of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of December 31, 2010.

Performance and Surety Bonds.  As of December 31, 2010, the Company had outstanding performance and surety bonds in an aggregate amount of $3.8 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (AMB Property Corporation) (Unaudited)

Selected quarterly financial results for 2010 and 2009 were as follows (dollars in thousands, except share and per share amounts):

	Quarter (unaudited)(1)
2010	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$154,090	$155,738	$158,614	$165,058	$633,500

(Loss) income from continuing operations before noncontrolling interests	$(1,559)	$3,872	$1,428	$5,611	$9,352
Total noncontrolling interests’ share of loss (income) from continuing operations(2)	460	(2,036)	(2,351)	(1,945)	(6,078)

Net (loss) income from continuing operations attributable to AMB Property Corporation(2)	(1,099)	1,836	(923)	3,666	3,274
Total discontinued operations, net of noncontrolling interests(2)	948	5,355	11,850	5,486	23,845

Net (loss) income attributable to AMB Property Corporation(2)	(151)	7,191	10,927	9,152	27,119
Preferred stock dividends	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Allocation to participating securities	(344)	(342)	(340)	(337)	(1,346)

Net (loss) income available to common stockholders	$(4,447)	$2,897	$6,635	$4,865	$9,967

Basic (loss) income per common share(2)
(Loss) income from continuing operations	$(0.04)	$(0.01)	$(0.03)	$—	$(0.08)
Discontinued operations	0.01	0.03	0.07	0.03	0.14

Net (loss) income available to common stockholders	$(0.03)	$0.02	$0.04	$0.03	$0.06

Diluted (loss) income per common share(2)
(Loss) income from continuing operations	$(0.04)	$(0.01)	$(0.03)	$—	$(0.08)
Discontinued operations	0.01	0.03	0.07	0.03	0.14

Net (loss) income available to common stockholders	$(0.03)	$0.02	$0.04	$0.03	$0.06

Weighted average common shares outstanding
Basic	148,666,418	164,800,819	166,996,854	167,310,959	161,988,053

Diluted	148,666,418	164,800,819	166,996,854	167,310,959	161,988,053

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)
2009	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$159,472	$145,925	$153,360	$159,667	$618,424

(Loss) income from continuing operations before noncontrolling interests	$(140,599)	$17,122	$12,335	$(13,040)	$(124,182)
Total noncontrolling interests’ share of loss (income) from continuing operations(2)	5,669	(4,363)	(3,582)	(2,656)	(5,497)

Net (loss) income from continuing operations attributable to AMB Property Corporation(2)	(134,930)	12,759	8,753	(15,696)	(129,679)
Total discontinued operations, net of noncontrolling interests(2)	16,532	8,615	58,387	2,579	86,678

Net (loss) income attributable to AMB Property Corporation	(118,398)	21,374	67,140	(13,117)	(43,001)
Preferred stock dividends	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Preferred unit redemption discount	—	—	—	9,759	9,759
Allocation to participating securities	(258)	(260)	(398)	(257)	(1,029)

Net (loss) income available to common stockholders(2)	$(122,608)	$17,162	$62,790	$(7,565)	$(50,077)

Basic (loss) income per common share(2)
(Loss) income from continuing operations	$(1.41)	$0.06	$0.03	$(0.07)	$(1.01)
Discontinued operations	0.17	0.06	0.40	0.02	0.64

Net (loss) income available to common stockholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

Diluted (loss) income per common share(2)
(Loss) income from continuing operations	$(1.41)	$0.06	$0.03	$(0.07)	$(1.01)
Discontinued operations	0.17	0.06	0.40	0.02	0.64

Net (loss) income available to common stockholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

Weighted average common shares outstanding
Basic	98,915,587	145,318,364	145,332,050	147,046,767	134,321,231

Diluted	98,915,587	145,379,807	145,658,847	147,046,767	134,321,231

(1)	Certain reclassifications related to discontinued operations have been made to the quarterly data to conform to the annual presentation.

(2)	The sum of quarterly financial data may vary from the annual data due to the change in limited partnership unitholder weighted average ownership percentage and rounding.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (AMB Property, L.P.) (Unaudited)

Selected quarterly financial results for 2010 and 2009 were as follows (dollars in thousands, except unit and per unit amounts):

	Quarter (unaudited)(1)
2010	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$154,090	$155,738	$158,614	$165,058	$633,500

(Loss) income from continuing operations before noncontrolling interests	$(1,559)	$3,872	$1,428	$5,611	$9,352
Total noncontrolling interests’ share of loss (income) from continuing operations(2)	403	(2,058)	(2,432)	(1,968)	(6,259)

Net (loss) income from continuing operations attributable to AMB Property, L.P.(2)	(1,156)	1,814	(1,004)	3,643	3,093
Total discontinued operations, net of noncontrolling interests(2)	946	5,423	12,021	5,587	24,181

Net (loss) income attributable to AMB Property, L.P.	(210)	7,237	11,017	9,230	27,274
Preferred stock dividends	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Allocation to participating securities	(344)	(342)	(340)	(337)	(1,346)

Net (loss) income available to common unitholders(2)	$(4,506)	$2,943	$6,725	$4,943	$10,122

Basic (loss) income per common unit(2)
(Loss) income from continuing operations	$(0.04)	$(0.01)	$(0.03)	$—	$(0.08)
Discontinued operations	0.01	0.03	0.07	0.03	0.14

Net (loss) income available to common unitholders	$(0.03)	$0.02	$0.04	$0.03	$0.06

Diluted (loss) income per common unit(2)
(Loss) income from continuing operations	$(0.04)	$(0.01)	$(0.03)	$—	$(0.08)
Discontinued operations	0.01	0.03	0.07	0.03	0.14

Net (loss) income available to common unitholders	$(0.03)	$0.02	$0.04	$0.03	$0.06

Weighted average common units outstanding
Basic	150,786,346	166,906,565	169,061,935	169,439,351	164,290,475

Diluted	150,786,346	166,906,565	169,061,935	169,439,351	164,290,475

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter (unaudited)(1)
2009	March 31	June 30	September 30	December 31	Year(2)

Total revenues	$159,472	$145,925	$153,360	$159,667	$618,424

(Loss) income from continuing operations before noncontrolling interests	$(140,599)	$17,120	$12,335	$(13,040)	$(124,182)
Total noncontrolling interests’ share of loss (income) from continuing operations(2)	2,612	(3,655)	(3,329)	(2,757)	(8,523)

Net (loss) income from continuing operations attributable to AMB Property, L.P.(2)	(137,987)	13,465	9,006	(15,797)	(132,705)
Total discontinued operations, net of noncontrolling interests(2)	16,920	8,719	59,298	2,586	88,915

Net (loss) income attributable to AMB Property, L.P.	(121,067)	22,184	68,304	(13,211)	(43,790)
Preferred stock dividends	(3,952)	(3,952)	(3,952)	(3,950)	(15,806)
Preferred unit redemption discount	—	—	—	9,759	9,759
Allocation to participating securities	(258)	(260)	(399)	(257)	(1,029)

Net (loss) income available to common unitholders(2)	$(125,277)	$17,972	$63,953	$(7,659)	$(50,866)

Basic (loss) income per common unit(2)
(Loss) income from continuing operations	$(1.41)	$0.06	$0.03	$(0.07)	$(1.02)
Discontinued operations	0.17	0.06	0.40	0.02	0.65

Net (loss) income available to common unitholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

Diluted (loss) income per common unit(2)
(Loss) income from continuing operations	$(1.41)	$0.06	$0.03	$(0.07)	$(1.02)
Discontinued operations	0.17	0.06	0.40	0.02	0.65

Net (loss) income available to common unitholders	$(1.24)	$0.12	$0.43	$(0.05)	$(0.37)

Weighted average common units outstanding
Basic	101,093,862	147,495,173	147,505,288	149,167,494	136,484,612

Diluted	101,093,862	147,556,616	147,832,085	149,167,494	136,484,612

(1)	Certain reclassifications related to discontinued operations have been made to the quarterly data to conform to the annual presentation.

(2)	The sum of quarterly financial data may vary from the annual data due to the change in limited partnership unitholder weighted average ownership percentage and rounding.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at December 31, 2010 used to manage these exposures and differences were 24 outstanding interest rate swaps and one interest rate cap hedging cash flows of variable rate borrowings based on USD Libor, Euribor (EUR), JPY Tibor and JPY Libor.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At December 31, 2010, the Company had four foreign exchange forward contracts hedging intercompany loans.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the next twelve months from December 31, 2010, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Trade
Related Derivatives	Instruments	Notional Amount
		(in thousands)

Interest rate swaps (EUR)	18	$1,060,057
Interest rate swap (JPY)	5	$237,257
Interest rate cap (USD)	1	$25,909

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the accounting policy for derivative instruments and hedging activities. At December 31, 2010, the Company had four foreign exchange forward contracts hedging intercompany loans and one interest rate swap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of December 31, 2010, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Trade
Related Derivatives	Instruments	Notional Amount
		(in thousands)

Interest rate swap (EUR)	1	$25,168
Foreign exchange forward contracts (USD)	4	$435,017

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

	Fair Value of Derivative Instruments at December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$835	Other liabilities	$1,730
Interest rate cap	Other assets	8	Other liabilities	—

Total		$843		$1,730

Derivatives not designated as hedging instruments
Interest rate swap	Other assets	$713	Other liabilities	$—
Foreign exchange forward contracts	Other assets	108	Other liabilities	1,016

Total		$821		$1,016

Total derivative instruments		$1,664		$2,746

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value of Derivative Instruments at December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swap		$—	Other assets (contra asset)	$1,992
Interest rate cap	Other assets	141		—

Total		$141		$1,992

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$1,412	Other assets (contra asset)	$20

Total		$1,412		$20

Total derivative instruments		$1,553		$2,012

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Location of (Loss) Gain
Derivative Instruments Not	Recognized in Statement	Amount of (Loss)
Designated as Hedging Instruments	of Operations	Gain Recognized

For the year ended December 31, 2010
Foreign exchange forward contracts	Other income	$13,306
Interest rate caps	Other income	—
Interest rate swaps	Interest expense	(780)
Interest rate swaps	Other income	708

Total		$13,234

For the year ended December 31, 2009
Foreign exchange forward contracts	Other income	$(72,770)
Interest rate caps	Other income	(15)

Total		$(72,785)

				Location of Gain
		Location of Loss		Recognized in
	(Loss) Gain Recognized	Reclassified from	Loss Reclassified	Statement of	Amount of Gain
	in Accumulated Other	Accumulated OCI into	from Accumulated	Operations	Recognized in Statement
	Comprehensive (Loss)	Statement of	OCI into Statement	(Derivative	of Operations (Derivative
Derivative Instruments	Income (OCI)	Operations	of Operations	Amount Excluded from	Amount Excluded from
in Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)

For the year ended December 31, 2010
Interest rate swaps	$(2,165)	Interest expense	$(3,261)	Other income	$2
Interest rate caps	(132)	Interest expense	(11)	Other income	—

Total	$(2,297)		$(3,272)		$2

For the year ended December 31, 2009
Interest rate swaps	$2,173	Interest expense	$(8,187)	Other income	$—
Interest rate caps	145	Interest expense	—	Other income	—

Total	$2,318		$(8,187)		$—

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

22.	Subsequent Events

On January 30, 2011, the Parent Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “merger agreement”) with ProLogis, a Maryland real estate investment trust, New Pumpkin Inc., a Maryland corporation and a wholly owned subsidiary of ProLogis, Upper Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of New Pumpkin, and Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of Upper Pumpkin. The merger agreement provides for a merger of equals, in which, through a series of transactions, ProLogis and its newly formed subsidiaries will be merged with and into the Parent Company (the “merger”), with the Parent Company continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.” As a result of the mergers, each outstanding common share of beneficial interest of ProLogis will be converted into the right to receive 0.4464 of a newly issued share of common stock of the Parent Company. The merger is subject to customary closing conditions, including receipt of approval of Parent Company stockholders and ProLogis shareholders.

The merger agreement provides that, upon the consummation of the merger, the board of directors of the surviving corporation will consist of 11 members, as follows: (i) Mr. Hamid R. Moghadam, the current chief executive officer of the Parent Company, (ii) Mr. Walter C. Rakowich, the current chief executive officer of ProLogis, (iii) four individuals to be selected by the current members of the board of directors of the Parent Company, and (iv) five individuals to be selected by the current members of the board of trustees of ProLogis. In addition, upon the consummation of the merger, (a) Mr. Moghadam and Mr. Rakowich will become co-chief executive officers of the surviving corporation, (b) Mr. William E. Sullivan, the current chief financial officer of ProLogis, will become the chief financial officer of the surviving corporation, (c) Mr. Irving F. Lyons, III, a current member of the board of trustees of ProLogis, will become the lead independent director of the surviving corporation, (d) Mr. Moghadam will become the chairman of the board of directors of the surviving corporation and (e) Mr. Rakowich will become the chairman of the executive committee of the board of directors of the surviving corporation.

The merger agreement also provides that, on December 31, 2012, (i) unless earlier terminated in accordance with the bylaws of the surviving corporation, the employment of Mr. Rakowich as co-chief executive officer will terminate and Mr. Rakowich will thereupon retire as co-chief executive officer and as a director of the surviving corporation, and Mr. Moghadam will become the sole chief executive officer (and will remain the chairman of the board of directors) of the surviving corporation, and (ii) unless earlier terminated, the employment of Mr. Sullivan as the chief financial officer of the surviving corporation will terminate and Mr. Thomas S. Olinger, the current chief financial officer of the Parent Company, will become the chief financial officer of the surviving corporation.

The Parent Company and the Operating Partnership have been named as defendants in at least two pending putative shareholder class actions filed in the Denver County District Court, Colorado, in connection with the merger of the Parent Company and ProLogis: James Kinsey, et al. v. ProLogis, et al., no. 2011CV818, filed on or

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about February 2, 2011 in the Denver County District Court, Colorado; and Vernon C. Burrows, et al. v. ProLogis, et al., filed on or about February 15, 2011, in the Circuit Court of Maryland for Baltimore City. The complaints seek to enjoin the merger, alleging, among other things, that ProLogis’ directors and certain executive officers breached their fiduciary duties by failing to maximize the value to be received by ProLogis shareholders and by improperly considering certain directors’ personal interests in the transaction in determining whether to enter into the merger agreement. The Maryland complaint also includes a derivative claim on behalf of ProLogis based upon the same allegations. Both complaints also assert a claim of aiding and abetting breaches of fiduciary duties against ProLogis, the Parent Company and the merger entities. The Colorado complaint also asserts a claim of aiding and abetting breaches of fiduciary duties against the Operating Partnership. In addition to an order enjoining the transaction, the complaints seek, among other things, attorneys’ fees and expenses, and the Maryland complaint further seeks certain monetary damages. The Parent Company and the Operating Partnership view the complaints to be without merit and intend to defend against them vigorously.

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(dollars in thousands)

								Gross Amount Carried at
					Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of					Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Atlanta
Atlanta South Business Park	9	GA	IND	$—	$8,047	$24,180	$7,890	$8,125	$31,992	$40,117	$12,618	1997	5-40
Southfield/KRDC Industrial SG	13	GA	IND	49,363	13,578	35,730	12,815	13,578	48,545	62,123	14,437	1997	5-40
Southside Distribution Center	1	GA	IND	—	766	2,480	513	766	2,993	3,759	710	2001	5-40
Sylvan Industrial	1	GA	IND	—	1,186	3,953	1,224	1,198	5,165	6,363	2,160	1999	5-40
AMB Hartsfield East DC	1	GA	IND	—	417	3,939	1,470	417	5,409	5,826	634	2009	5-40
Chicago
Addison Business Center	1	IL	IND	—	1,060	3,228	460	1,060	3,688	4,748	1,170	2000	5-40
Alsip Industrial	1	IL	IND	—	1,200	3,744	1,224	1,200	4,968	6,168	1,601	1998	5-40
Belden Avenue SGP	3	IL	IND	14,875	5,393	13,655	3,051	5,487	16,612	22,099	5,835	2001	5-40
Bensenville Ind Park	13	IL	IND	—	20,799	62,438	31,072	20,799	93,510	114,309	40,968	1993	5-40
Bridgeview Industrial	1	IL	IND	—	1,332	3,996	776	1,332	4,772	6,104	1,833	1995	5-40
Chicago Industrial Portfolio	1	IL	IND	—	762	2,285	827	762	3,112	3,874	1,313	1992	5-40
Chicago Ridge Freight Terminal	1	IL	IND	—	3,705	3,576	840	3,705	4,416	8,121	1,097	2001	5.40
AMB District Industrial	1	IL	IND	—	703	1,338	478	703	1,816	2,519	672	2004	5-40
Elk Grove Village SG	10	IL	IND	24,381	7,059	21,739	8,496	7,059	30,235	37,294	10,624	2001	5-40
Executive Drive	1	IL	IND	—	1,399	4,236	2,349	1,399	6,585	7,984	2,899	1997	5-40
AMB Golf Distribution	1	IL	IND	11,061	7,740	16,749	2,135	7,740	18,884	26,624	4,016	2005	5-40
Hamilton Parkway	1	IL	IND	—	1,554	4,408	892	1,569	5,285	6,854	1,860	1995	5-40
Hintz Building	1	IL	IND	—	420	1,259	987	420	2,246	2,666	674	1998	5-40
Itasca Industrial Portfolio	4	IL	IND	—	3,830	11,537	2,314	3,566	14,115	17,681	6,409	1994	5-40
AMB Kehoe Industrial	1	IL	IND	—	2,000	3,006	110	2,000	3,116	5,116	493	2006	5-40
Melrose Park Distribution Ctr.	1	IL	IND	—	2,936	9,190	4,587	2,936	13,777	16,713	5,948	1995	5-40
NDP — Chicago	1	IL	IND	—	313	881	302	312	1,184	1,496	437	1998	5-40
AMB Nicholas Logistics Center	1	IL	IND	—	4,681	5,811	2,788	4,681	8,599	13,280	2,826	2001	5-40
O’Hare Industrial Portfolio	10	IL	IND	—	4,392	16,917	3,884	4,392	20,801	25,193	7,840	1996	5-40
Poplar Gateway Truck Terminal	1	IL	IND	—	4,551	3,152	833	4,551	3,985	8,536	1,072	2002	5-40
AMB Port O’Hare	2	IL	IND	5,146	4,913	5,761	2,945	4,913	8,706	13,619	3,083	2001	5-40
AMB Sivert Distribution	1	IL	IND	—	857	1,377	876	857	2,253	3,110	1,038	2004	5-40
Touhy Cargo Terminal	1	IL	IND	4,590	2,800	110	4,627	2,800	4,737	7,537	1,017	2002	5-40
AMB Remington Lakes Dist	1	IL	IND	—	1,625	5,717	1,081	1,626	6,797	8,423	654	2009
Windsor Court	1	IL	IND	—	766	2,338	239	766	2,577	3,343	894	1997	5-40
Wood Dale Industrial SG	5	IL	IND	8,250	2,868	9,166	3,499	2,868	12,665	15,533	3,992	2001	5-40
Yohan Industrial	3	IL	IND	3,850	5,904	7,323	2,791	5,904	10,114	16,018	3,213	2003	5-40
Dallas/Ft. Worth
Addison Technology Center	1	TX	IND	—	899	2,696	1,741	899	4,437	5,336	2,134	1998	5-40
Dallas Industrial	12	TX	IND	—	5,938	17,836	8,902	6,298	26,378	32,676	11,865	1994	5-40
Greater Dallas Industrial Port	3	TX	IND	—	3,583	12,197	3,668	3,187	16,261	19,448	7,674	1997	5-40
Lincoln Industrial Center	1	TX	IND	—	559	1,662	1,531	558	3,194	3,752	1,422	1994	5-40
Lonestar Portfolio	5	TX	IND	11,344	6,451	19,360	5,516	5,821	25,506	31,327	7,890	1994	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

								Gross Amount Carried at
					Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of					Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Northfield Dist. Center	8	TX	IND	—	9,313	27,388	12,839	10,276	39,264	49,540	9,657	2002	5-40
Richardson Tech Center SGP	2	TX	IND	4,676	1,522	5,887	2,713	1,522	8,600	10,122	2,351	2001	5-40
Valwood Industrial	2	TX	IND	—	1,983	5,989	3,854	1,983	9,843	11,826	4,104	1994	5-40
West North Carrier Parkway	1	TX	IND	—	1,375	4,165	2,078	1,375	6,243	7,618	2,637	1993	5-40
Los Angeles
Anaheim Industrial Property	1	CA	IND	—	1,457	4,341	1,741	1,471	6,068	7,539	2,139	1994	5-40
Artesia Industrial	21	CA	IND	—	21,764	65,270	17,580	20,337	84,277	104,614	31,122	1996	5-40
Bell Ranch Distribution	4	CA	IND	—	6,084	11,385	2,290	6,143	13,616	19,759	3,797	2001	5-40
Carson Industrial	12	CA	IND	—	4,231	10,418	9,776	4,272	20,153	24,425	6,910	1999	5-40
Carson Town Center	2	CA	IND	—	6,565	3,210	17,390	6,629	20,536	27,165	6,403	2000	5-40
Chartwell Distribution Center	1	CA	IND	—	2,711	8,191	2,473	2,738	10,637	13,375	3,177	2000	5-40
Del Amo Industrial Center	1	CA	IND	—	2,529	7,651	873	2,553	8,500	11,053	2,136	2000	5-40
Eaves Distribution Center	3	CA	IND	12,815	11,893	12,708	5,682	11,893	18,390	30,283	6,832	2001	5-40
Fordyce Distribution Center	1	CA	IND	6,233	5,835	10,985	1,143	5,835	12,128	17,963	2,949	2001	5-40
Ford Distribution Cntr	7	CA	IND	—	24,557	22,046	9,979	24,795	31,787	56,582	9,410	2001	5-40
Harris Bus Ctr Alliance II	9	CA	IND	27,964	20,772	31,050	8,116	20,863	39,075	59,938	12,050	2000	5-40
LA Co Industrial Port SGP	6	CA	IND	40,864	9,430	29,242	8,448	9,432	37,688	47,120	11,025	2001	5-40
Los Nietos Business Center SG	4	CA	IND	11,254	2,488	7,751	2,292	2,488	10,043	12,531	3,253	2001	5-40
International Multifoods	1	CA	IND	—	1,613	4,879	2,083	1,629	6,946	8,575	3,146	1993	5-40
NDP — Los Angeles	5	CA	IND	—	5,948	17,844	4,548	5,398	22,942	28,340	8,045	1998	5-40
Normandie Industrial	1	CA	IND	—	2,398	7,491	5,156	3,390	11,655	15,045	4,233	2000	5-40
Spinnaker Logistics	1	CA	IND	17,587	12,198	17,276	1,950	12,198	19,226	31,424	3,213	2004	5-40
Stadium BP	1	CA	IND	—	752	2,519	492	759	3,004	3,763	347	1994	5-40
AMB Starboard Distribution Ctr.	1	CA	IND	—	19,683	17,387	5,594	19,874	22,790	42,664	4,426	2005	5-40
Sunset Dist. Center	3	CA	IND	12,589	13,360	2,765	11,036	13,360	13,801	27,161	3,323	2002	5-40
AMB Topanga Distr Center	1	CA	IND	—	2,950	1,343	227	2,979	1,541	4,520	183	2006	5-40
AMB Triton Distribution Center	1	CA	IND	9,587	6,856	7,135	1,620	6,856	8,755	15,611	1,835	2005	5-40
Van Nuys Airport Industrial	4	CA	IND	—	9,393	8,641	16,879	9,484	25,429	34,913	8,508	2000	5-40
AMB Vista Rialto Distrib Ctr	1	CA	IND	—	10,097	15,462	721	9,551	16,729	26,280	1,068	2008	5-40
Walnut Drive	1	CA	IND	—	964	2,918	1,449	973	4,358	5,331	1,762	1997	5-40
Watson Industrial Center AFdII	1	CA	IND	3,840	1,713	5,321	1,818	1,713	7,139	8,852	2,157	2001	5-40
Wilmington Avenue Warehouse	2	CA	IND	—	3,849	11,605	5,232	3,886	16,800	20,686	6,252	1999	5-40
AMB Vernon Industrial	2	CA	IND	—	6,900	5,989	922	6,967	6,844	13,811	441	2010	5-40
Miami
Beacon Centre	18	FL	IND	—	31,441	95,958	41,832	35,992	133,239	169,231	43,605	2000	5-40
Beacon Centre — Headlands	1	FL	IND	—	2,260	6,946	1,983	2,260	8,929	11,189	3,155	2000	5-40
Beacon Industrial Park	8	FL	IND	—	10,105	31,437	14,592	10,204	45,930	56,134	16,442	1996	5-40
Beacon Lakes	2	FL	IND	17,093	2,624	7,883	21,369	6,072	25,804	31,876	1,909	2008	5-40
Blue Lagoon Business Park	2	FL	IND	—	4,945	14,875	3,615	4,993	18,442	23,435	6,895	1996	5-40
Cobia Distribution Center	2	FL	IND	7,709	1,792	5,950	2,548	1,792	8,498	10,290	1,953	2004	5-40
Dolphin Distribution Center	1	FL	IND	2,586	1,581	3,602	1,874	1,581	5,476	7,057	1,240	2003	5-40
Marlin Distribution Center	1	FL	IND	—	1,076	2,169	1,116	1,087	3,274	4,361	896	2003	5-40
Miami Airport Business Center	6	FL	IND	—	6,400	19,634	7,683	6,462	27,255	33,717	8,822	1999	5-40
Pompano Center of Commer	5	FL	IND	—	2,491	13,948	4,256	2,492	18,203	20,695	1,831	2009	5-40
Tarpon Distribution Center	1	FL	IND	2,761	884	3,914	859	884	4,773	5,657	1,077	2004	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

								Gross Amount Carried at
					Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of					Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

No. New Jersey/New York City
AMB Meadowlands Park	8	NJ	IND	—	5,449	14,458	8,739	5,449	23,197	28,646	7,842	2000	5-40
Dellamor	7	NJ	IND	10,593	11,255	10,805	3,874	11,255	14,679	25,934	4,709	2002	5-40
Docks Corner SG (Phase II)	1	NJ	IND	44,598	13,672	22,516	23,835	13,672	46,351	60,023	13,074	2001	5-40
Fairfalls Portfolio	28	NJ	IND	29,272	20,186	44,528	12,323	20,185	56,852	77,037	14,452	2004	5-40
AMB Franklin Comm Ctr	1	NJ	IND	—	3,563	12,295	5,024	3,564	17,318	20,882	1,314	2006	5-40
AMB Highway 17, 55 Madis	1	NJ	IND	—	4,954	7,054	3,484	4,954	10,538	15,492	2,277	2007	5-40
JFK Air Cargo	12	NY	IND	—	16,670	44,872	5,770	14,708	52,604	67,312	18,043	2000	5-40
JFK Airport Park	1	NY	IND	—	2,350	7,251	2,006	2,372	9,235	11,607	3,163	2000	5-40
AMB JFK Airgate Center	4	NY	IND	23,071	5,980	26,393	4,797	5,980	31,190	37,170	6,796	2005	5-40
Linden Industrial	1	NJ	IND	—	900	2,753	2,589	909	5,333	6,242	2,040	1999	5-40
Mahwah Corporate Center	4	NJ	IND	—	7,068	22,086	8,153	7,137	30,170	37,307	11,648	1998	5-40
Mooncreek Distribution Center	1	NJ	IND	—	2,958	7,924	344	2,987	8,239	11,226	1,557	2004	5-40
Meadowlands ALFII	3	NJ	IND	10,351	5,210	10,272	3,642	5,199	13,925	19,124	5,005	2001	5-40
Meadowlands Cross Dock	1	NJ	IND	—	1,110	3,485	1,115	1,120	4,590	5,710	1,735	2000	5-40
Meadow Lane	1	NJ	IND	—	838	2,594	1,309	846	3,895	4,741	1,351	1999	5-40
Murray Hill Parkway	2	NJ	IND	—	1,670	2,568	8,097	1,686	10,649	12,335	4,465	1999	5-40
Newark Airport I & II	2	NJ	IND	—	1,755	5,400	1,476	1,772	6,859	8,631	2,390	2000	5-40
Orchard Hill	1	NJ	IND	1,379	1,212	1,411	649	1,212	2,060	3,272	695	2002	5-40
Porete Avenue Warehouse	1	NJ	IND	—	4,067	12,202	6,642	4,107	18,804	22,911	6,809	1998	5-40
Portview Commerce Center	2	NJ	IND	2,089	813	1,065	15,996	6,116	11,758	17,874	814	2007	5-40
Skyland Crossdock	1	NJ	IND	—	—	7,250	1,282	—	8,532	8,532	2,062	2002	5-40
Teterboro Meadowlands 15	1	NJ	IND	8,264	4,961	9,618	7,483	4,961	17,101	22,062	5,821	2001	5-40
AMB Tri-Port Distribution Ctr	1	NJ	IND	—	25,672	19,852	1,225	25,922	20,827	46,749	8,920	2004	5-40
AMB Liberty Log Ctr	1	NJ	IND	—	5,052	9,299	8,722	6,813	16,260	23,073	1,232	2009	5-40
AMB I-78 Dist. Center	1	NJ	IND	—	4,976	19,342	5,202	5,016	24,504	29,520	1,843	2009	5-40
Two South Middlesex	1	NJ	IND	—	2,247	6,781	2,930	2,269	9,689	11,958	3,986	1995	5-40
On-Tarmac
AMB BWI Cargo Center E	1	MD	IND	—	—	6,367	393	—	6,760	6,760	3,676	2000	5-19
AMB DFW Cargo Center East	3	TX	IND	—	—	20,632	1,891	—	22,523	22,523	8,707	2000	5-26
AMB DAY Cargo Center	5	OH	IND	—	—	7,163	774	—	7,937	7,937	3,518	2000	5-23
AMB DFW Cargo Center 1	1	TX	IND	—	—	34,199	2,097	—	36,296	36,296	6,239	2005	5-32
AMB DFW Cargo Center 2	1	TX	IND	—	—	4,286	15,263	—	19,549	19,549	6,045	1999	5-39
AMB IAD Cargo Center 5	1	VA	IND	—	—	38,840	2,901	—	41,741	41,741	22,861	2002	5-15
AMB JAX Cargo Center	1	FL	IND	—	—	3,029	394	—	3,423	3,423	1,638	2000	5-22
AMB JFK Cargo Center 75_77	2	NJ	IND	—	—	30,965	10,843	—	41,808	41,808	28,071	2002	5-13
AMB LAX Cargo Center	3	CA	IND	—	—	13,445	1,143	—	14,588	14,588	6,760	2000	5-22
AMB MCI Cargo Center 1	1	MO	IND	—	—	5,793	670	—	6,463	6,463	3,552	2000	5-18
AMB MCI Cargo Center 2	1	MO	IND	7,275	—	8,134	116	—	8,250	8,250	3,038	2000	5-27
AMB PHL Cargo Center C2	1	PA	IND	—	—	9,716	2,464	—	12,180	12,180	7,112	2000	5-27
AMB PDX Cargo Center Airtrans	2	OR	IND	—	—	9,207	2,256	—	11,463	11,463	4,637	1999	5-28
AMB RNO Cargo Center 10_11	2	NV	IND	—	—	6,014	567	—	6,581	6,581	2,323	2003	5-23
AMB Sea Cargo Ctr North 6	1	WA	IND	—	—	—	110	—	110	110	42	2009	1-10

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

								Gross Amount Carried at
					Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of					Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

AMB SEA Cargo Center North	2	WA	IND	2,254	—	15,594	947	—	16,541	16,541	6,478	2000	5-27
AMB SEA Cargo Center South	1	WA	IND	—	—	3,056	574	—	3,630	3,630	2,607	2000	5-14
San Francisco Bay Area
Acer Distribution Center	1	CA	IND	—	3,146	9,479	4,836	3,177	14,284	17,461	5,784	1998	5-40
Albrae Business Center	1	CA	IND	6,614	6,299	6,227	2,346	6,299	8,573	14,872	2,892	2001	5-40
Alvarado Business Center SG	5	CA	IND	38,250	6,328	26,671	15,707	6,328	42,378	48,706	11,744	2001	5-40
AMB Arques Business Pk	2	CA	IND	—	11,789	4,347	2,098	11,789	6,445	18,234	765	2009	5-40
Brennan Distribution	1	CA	IND	3,082	3,683	3,022	2,474	3,683	5,496	9,179	2,643	2001	5-40
Component Drive Ind Port	3	CA	IND	—	12,688	6,974	2,386	12,688	9,360	22,048	3,425	2001	5-40
AMB Cypress	1	CA	IND	—	3,517	2,933	521	3,552	3,419	6,971	325	2007	5-40
Dado Distribution	1	CA	IND	—	7,221	3,739	2,839	7,291	6,508	13,799	2,321	2001	5-40
Doolittle Distribution Center	1	CA	IND	—	2,644	8,014	2,398	2,669	10,387	13,056	3,636	2000	5-40
Dowe Industrial Center	2	CA	IND	—	2,665	8,034	4,360	2,691	12,368	15,059	4,789	1991	5-40
Dublin Ind Portfolio	1	CA	IND	—	2,980	8,940	1,891	2,890	10,921	13,811	831	2000	5-40
East Bay Whipple	1	CA	IND	5,741	5,333	8,126	2,149	5,333	10,275	15,608	2,978	2001	5-40
East Bay Doolittle	1	CA	IND	—	7,128	11,023	6,348	7,197	17,302	24,499	5,254	2001	5-40
Edgewater Industrial Center	1	CA	IND	—	4,038	15,113	6,997	4,077	22,071	26,148	7,956	2000	5-40
East Grand Airfreight	2	CA	IND	2,160	5,093	3,521	1,952	5,093	5,473	10,566	1,927	2003	5-40
Fairway Drive Ind SGP	4	CA	IND	19,706	4,204	13,949	4,694	4,204	18,643	22,847	5,673	2001	5-40
Hayward Ind — Hathaway	2	CA	IND	—	4,472	12,407	2,215	4,516	14,578	19,094	550	2009	5-40
Junction Industrial Park	4	CA	IND	—	7,875	23,975	7,311	7,952	31,209	39,161	10,653	1999	5-40
AMB Lakeside BC	2	CA	IND	—	24,121	3,968	569	24,036	4,622	28,658	340	2009	5-40
Laurelwood Drive	2	CA	IND	—	2,673	8,326	2,692	2,699	10,992	13,691	3,665	1997	5-40
Lawrence SSF	1	CA	IND	—	2,870	5,521	1,530	2,898	7,023	9,921	2,401	2001	5-40
AMB Manzanita R&D	1	CA	IND	—	1,316	3,238	890	1,316	4,128	5,444	609	2007	5-40
Martin/Scott Ind Port	2	CA	IND	—	9,052	5,309	1,830	9,140	7,051	16,191	2,112	2001	5-40
Milmont Page SGP	3	CA	IND	9,441	3,420	10,600	5,080	3,420	15,680	19,100	4,549	2001	5-40
Moffett Distribution	7	CA	IND	14,178	26,916	11,277	5,251	26,916	16,528	43,444	5,533	2001	5-40
Moffett Park / Bordeaux R&D	14	CA	IND	—	14,805	44,462	23,006	14,949	67,324	82,273	30,192	1996	5-40
Pacific Business Center	2	CA	IND	—	5,417	16,291	6,013	5,470	22,251	27,721	9,394	1993	5-40
Pardee Drive SG	1	CA	IND	3,145	619	1,880	503	619	2,383	3,002	676	2001	5-40
Pier One	1	CA	IND	25,910	—	38,351	16,881	—	55,232	55,232	23,551	2007	5-40
South Bay Brokaw	3	CA	IND	—	4,372	13,154	5,111	4,414	18,223	22,637	7,527	1995	5-40
South Bay Junction	2	CA	IND	—	3,464	10,424	2,600	3,498	12,990	16,488	4,701	1995	5-40
South Bay Lundy	2	CA	IND	—	5,497	16,542	5,585	5,551	22,073	27,624	8,533	1995	5-40
Silicon Valley R&D	4	CA	IND	—	6,700	20,186	8,785	5,463	30,208	35,671	14,611	1997	5-40
AMB TriPoint Bus Park	4	CA	IND	—	20,996	6,808	2,538	21,201	9,141	30,342	454	2009	5-40
Utah Airfreight	1	CA	IND	14,779	18,753	8,381	2,751	18,752	11,133	29,885	3,417	2003	5-40
Wiegman Road	1	CA	IND	—	1,563	4,688	2,593	1,578	7,266	8,844	3,061	1997	5-40
Willow Park Ind	21	CA	IND	—	25,593	76,772	37,251	25,838	113,778	139,616	42,757	1998	5-40
Yosemite Drive	1	CA	IND	—	2,350	7,051	2,745	2,373	9,773	12,146	3,483	1997	5-40
Zanker/Charcot Industrial	5	CA	IND	—	5,282	15,887	6,747	5,334	22,582	27,916	8,831	1992	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

									Gross Amount Carried at
						Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of						Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs		Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Seattle					—
East Valley Warehouse	1		WA	IND	—	6,813	20,511	12,458	6,879	32,903	39,782	12,147	1999	5-40
Harvest Business Park	3		WA	IND	—	2,371	7,153	3,607	2,394	10,737	13,131	4,238	1995	5-40
Kent Centre Corporate Park	4		WA	IND	—	3,042	9,165	5,370	3,071	14,506	17,577	5,396	1995	5-40
Kingsport Industrial Park	7		WA	IND	—	7,919	23,812	12,995	7,996	36,730	44,726	14,017	1992	5-40
NDP — Seattle	4		WA	IND	10,095	3,992	11,773	3,740	3,992	15,513	19,505	4,262	2002	5-40
Northwest Distribution Center	3		WA	IND	—	3,533	10,751	3,432	3,567	14,149	17,716	5,593	1992	5-40
Puget Sound Airfreight	1		WA	IND	—	1,329	1,830	978	1,329	2,808	4,137	1,058	2002	5-40
Renton Northwest Corp. Park	4		WA	IND	6,873	8,657	4,937	2,003	8,657	6,940	15,597	1,766	2002	5-40
AMB Sumner Landing	1		WA	IND	—	6,937	17,577	4,103	7,004	21,613	28,617	4,836	2005	5-40
U.S. Other Target Markets
MET PHASE 1 95, LTD	4		TX	IND	—	10,968	14,554	3,978	10,968	18,532	29,500	2,651	1995	5-40
MET 4/12, LTD	1		TX	IND	—	—	18,390	4,347	—	22,737	22,737	12,491	1997	5-40
TechRidge Phase IIIA Bldg. 4.1	1		TX	IND	9,200	3,143	11,607	1,943	3,143	13,550	16,693	3,363	2004	5-40
AMB IAH Airfreight	0	(7)	TX	IND	—	183	—	315	183	315	498	31	2006	7
Beltway Distribution	1		MD	IND	—	4,800	15,159	7,315	4,839	22,435	27,274	7,867	1999	5-40
Columbia Business Center	9		MD	IND	—	3,856	11,736	9,971	3,893	21,670	25,563	8,466	1999	5-40
Corridor Industrial	1		MD	IND	—	996	3,019	499	1,005	3,509	4,514	1,215	1999	5-40
Crysen Industrial	1		MD	IND	—	1,425	4,275	1,965	1,439	6,226	7,665	2,472	1998	5-40
Gateway Commerce Center	5		MD	IND	—	4,083	12,336	11,854	4,123	24,150	28,273	6,543	1999	5-40
AMB Granite Hill Dist. Center	2		MD	IND	—	3,731	5,182	680	3,766	5,827	9,593	1,034	2006	5-40
Greenwood Industrial	3		MD	IND	—	4,729	14,188	6,476	4,775	20,618	25,393	7,821	1998	5-40
Meadowridge Industrial	3		MD	IND	—	3,716	11,147	1,813	3,752	12,924	16,676	4,320	1998	5-40
Oakland Ridge Ind Ctr I	1		MD	IND	—	797	2,466	2,114	804	4,573	5,377	1,912	1999	5-40
Oakland Ridge Ind Ctr II	1		MD	IND	—	839	2,557	1,755	847	4,304	5,151	2,163	1999	5-40
Oakland Ridge Ind Ctr V	4		MD	IND	—	—	6,654	5,783	—	12,437	12,437	5,471	1999	5-40
Patuxent Range Road	2		MD	IND	—	1,696	5,127	2,266	1,696	7,393	9,089	2,931	1997	5-40
Preston Court	1		MD	IND	—	2,313	7,192	1,518	2,313	8,710	11,023	3,048	1997	5-40
Boston Industrial	14		MA	IND	—	14,624	42,352	28,340	14,320	70,996	85,316	27,515	1998	5-40
Cabot Business Park	12		MA	IND	—	14,535	35,969	23,042	15,398	58,148	73,546	22,921	1997	5-40
Cabot Business Park SGP	3		MA	IND	13,987	6,253	18,747	6,134	6,253	24,881	31,134	6,240	2002	5-40
Patriot Dist. Center	1		MA	IND	10,866	4,164	22,603	2,075	4,164	24,678	28,842	5,156	2003	5-40
Corporate Square Industrial	1		MN	IND	—	664	3,360	267	670	3,621	4,291	1,589	1996	5-40
Minneapolis Distribution Port	3		MN	IND	—	4,052	13,375	5,419	4,091	18,755	22,846	7,390	1994	5-40
Minneapolis Industrial Port IV	1		MN	IND	—	1,104	3,330	1,113	1,115	4,432	5,547	1,540	1994	5-40
Twin Cities	1		MN	IND	—	2,927	8,769	7,389	2,955	16,130	19,085	7,690	1995	5-40
Chancellor Square	3		FL	IND	—	2,009	6,106	6,433	2,029	12,519	14,548	5,607	1998	5-40
Presidents Drive	6		FL	IND	—	5,770	17,655	8,172	5,826	25,771	31,597	9,389	1997	5-40
Sand Lake Service Center	6		FL	IND	—	3,483	10,585	7,292	3,516	17,844	21,360	7,829	1998	5-40
AMB I-81 Dist. Center	1		PA	IND	—	1,346	10,715	2,765	1,346	13,480	14,826	597	2009	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

									Gross Amount Carried at
						Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of						Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs		Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

Other U.S. Non-Target Markets
Elmwood Distribution	5		LA	IND	—	4,167	12,495	9,041	4,203	21,500	25,703	6,181	1998	5-40
AMB Morgan Bus Ctr	1		GA	IND	—	499	13,410	1,626	499	15,036	15,535	1,572	2009	5-40
International Target Markets
AMB Annagem Distrib Centre II	1		Canada	IND	—	1,961	4,464	1,589	2,203	5,811	8,014	758	2007	5-40
AMB Annagem Dist. Center	1		Canada	IND	—	3,671	7,707	3,609	4,003	10,984	14,987	2,379	2007	5-40
AMB Airport Rd. Dist Ctr	1		Canada	IND	—	11,690	53,674	15,277	12,631	68,010	80,641	4,243	2009	5-40
AMB Milton Crossings Bus Pk	1		Canada	IND	—	8,408	13,595	35,745	19,423	38,325	57,748	791	2008	5-40
AMB Millcreek Distribution Ctr	2		Canada	IND	—	8,827	15,363	4,225	9,919	18,496	28,415	1,768	2008	5-40
AMB Milton 402 Bus Park	1		Canada	IND	—	3,778	14,697	5,951	3,789	20,637	24,426	1,258	2008	5-40
AMB Milton 401 Bus. Park	1		Canada	IND	—	3,607	16,578	2,856	3,898	19,143	23,041	2,754	2006	5-40
AMB Pearson Logist. Ctr	2		Canada	IND	—	11,620	30,442	5,360	12,245	35,177	47,422	4,859	2007	5-40
AMB Shinkiba Dist Crtr 1	1		Japan	IND	84,032	62,319	39,634	32,925	71,419	63,459	134,878	6,061	2007	5-40
AMB Shiohama Distr Ctr 1	1		Japan	IND	—	28,900	7,086	11,678	33,120	14,544	47,664	457	2005	5-40
AMB Tsurumi Dist Ctr 1	1		Japan	IND	82,676	27,857	76,531	33,482	31,924	105,946	137,870	5,268	2008	5-40
AMB Fukuoka Manami DC 2	1		Japan	IND	—	8,331	48,164	13,596	9,548	60,543	70,091	2,075	2007	5-40
AMB Nanko Naka DC 1	1		Japan	IND	—	10,385	33,972	15,941	11,902	48,396	60,298	1,616	2007	5-40
AMB Kasugai DC 1	1		Japan	IND	—	22,713	97,921	36,732	26,005	131,361	157,366	7,500	2007	5-40
AMB Sendai Tagajo DC	1		Japan	IND	—	9,431	37,673	15,176	11,637	50,643	62,280	1,006	2009	5-40
AMB Icheon Distrib Ctr	2		Korea	IND	—	5,434	8,064	624	5,595	8,527	14,122	1,256	2008	5-40
AMB ICN Logistics Ctr	1		Korea	IND	—	—	22,389	4,129	—	26,518	26,518	1,463	2008	2-40
AMB Airport Logistics Center 3	1		Singapore	IND	14,724	—	18,438	3,729	—	22,167	22,167	3,582	2007	5-40
Singapore Airport Logist Ctr 2	1		Singapore	IND	—	—	23,235	2,253	—	25,488	25,488	3,892	2008	5-40
AMB Changi-North DC1	1		Singapore	IND	7,366	—	8,790	1,180	—	9,970	9,970	1,393	2007	5-40
AMB Changi South Distr Ctr 1	1		Singapore	IND	—	—	30,949	3,045	—	33,994	33,994	2,807	2008	5-40
AMB Tuas Distribution Center	1		Singapore	IND	—	—	9,921	1,656	—	11,577	11,577	2,075	2007	5-40
AMB Beilun Port Dist Ctr	2		China	IND	—	—	16,349	2,638	—	18,987	18,987	889	2007	5-40
AMB Fengxian Log Ctr	3		China	IND	—	—	16,815	1,203	—	18,018	18,018	3,947	2006	5-40
AMB Jiuting Distribution Ctr	3		China	IND	—	—	15,215	3,081	—	18,296	18,296	3,185	2005	5-40
AMB Kunshan Bonded LC	1		China	IND	—	—	9,552	594	—	10,146	10,146	545	2007	5-40
AMB Beijing Capital Airport DC	4		China	IND	—	—	12,846	809	—	13,655	13,655	748	2008	5-40
AMB Tianjin Bonded LP	2		China	IND	—	—	5,020	3,731	—	8,751	8,751	424	2008	5-40
AMB Guangzhou Dev. Zone	2		China	IND	—	—	43,776	9,556	—	53,332	53,332	896	2010	5-40
AMB Dalian Ind. Park DC	1		China	IND	—	—	7,281	3,044	—	10,325	10,325	470	2009	5-40
AMB Jiaxing Distri Ctr	1		China	IND	—	—	9,783	114	—	9,897	9,897	437	2009	5-40
AMB Pacifico Distr Ctr	4		Mexico	IND	—	2,953	8,085	2,374	2,953	10,459	13,412	734	2009	5-40
AMB Parque Opcion Catalina	1		Mexico	IND	—	735	1,305	1,619	735	2,924	3,659	1,455	2008	5-40
AMB Agua Fria Ind. Park	3		Mexico	IND	—	2,185	18,657	3,743	2,185	22,400	24,585	1,310	2009	5-40
AMB Carrizal Ind Park	3		Mexico	IND	—	7,435	24,395	3,591	7,435	27,986	35,421	957	2009	5-40
AMB Ladero Industrial Pk	0	(7)	Mexico	IND	—	20	3,286	2	20	3,288	3,308	2,630	2009	2
AMB Mezquite III prefund	1		Mexico	IND	—	1,760	9,226	1,219	1,760	10,445	12,205	497	2009	5-40
AMB Piracanto Ind Park	4		Mexico	IND	14,300	9,793	13,974	970	9,793	14,944	24,737	1,357	2008	5-40
AMB Tres Rios (Fund)	1		Mexico	IND	—	1,152	—	3,285	1,152	3,285	4,437	1,779	2007	5
Tres Rios	2		Mexico	IND	—	3,406	16,812	1,052	3,406	17,864	21,270	1,161	2009	5-40

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

								Gross Amount Carried at
					Initial Cost to Company(1)		Costs Capitalized	12/31/10(1)				Year of
	No. of					Building &	Subsequent to		Building &		Accumulated	Construction/	Depreciable Life
Property	Bldgs	Location	Type	Encumbrances(2)	Land	Improvements	Acquisition	Land	Improvements	Total Costs(3)(4)	Depreciation(5)(6)	Acquisition	(Years)

AMB Arrayanes IP (REIT)	1	Mexico	IND	—	411	9,470	909	411	10,379	10,790	402	2009	5-40
AMB Los Altos Ind Park	2	Mexico	IND	—	4,474	19,270	1,703	4,474	20,973	25,447	692	2009	5-40
AMB Palma 1 Dist. Ctr.	1	Mexico	IND	—	—	4,113	344	—	4,457	4,457	103	2009	5-40
AMB Barajas Logistics Pk	4	Spain	IND	—	—	42,322	278	—	42,600	42,600	3,780	2007	5-24
AMB Siziano Logis Park	1	Italy	IND	28,113	6,764	27,150	1,250	6,764	28,400	35,164	928	2009	5-24
AMB Hausbruch Ind Ctr 4-B	1	Germany	IND	—	3,977	8,617	321	3,840	9,075	12,915	1,004	2008	5-40
AMB Hausbruch Ind Ctr 5-650	1	Germany	IND	—	1,422	2,691	133	1,408	2,838	4,246	375	2008	5-40
AMB Theodorpark Log Ctr	1	Germany	IND	—	4,084	11,002	1,087	4,084	12,089	16,173	418	2009	5-40
AMB Le Havre Log Park	1	France	IND	—	2,636	16,697	203	2,636	16,900	19,536	405	2009	5-40
AMB Villebon DC 1 Hldg SAS	1	France	IND	—	647	5,371	209	647	5,580	6,227	113	2009	5-40
AMB Isle d’Abeau D	1	France	IND	—	2,706	17,992	—	2,706	17,992	20,698	338	2009	5-40
AMB Lijnden Logis Crt 1	1	Netherlands	IND	—	5,659	9,364	463	5,659	9,827	15,486	274	2009	5-40
AMB Bleiswijk Dist Ctr	1	Netherlands	IND	—	15,372	28,937	1,164	15,372	30,101	45,473	623	2009	5-40

Total	711			$874,802	$1,341,226	$3,534,891	$1,328,871	$1,396,321	$4,808,667	$6,204,988	$1,268,093

AMB PROPERTY CORPORATION
SCHEDULE III
CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

(1)	The Company recognized real estate impairment losses of approximately $193.9 million and $181.9 million during the years ended December 31, 2009 and 2008, respectively, as a result of changes in the economic environment.

		2010	2009	2008

(2)	Reconciliation of total debt to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$874,802	$955,151	$812,230
	Debt on properties held for divestiture	—	11,604	232,330
	Debt on development properties	87,543	129,750	479,199
	Unamortized premiums (discounts)	89	49	(1,188)

	Total secured debt	$962,434	$1,096,554	$1,522,571

(3)	Reconciliation of total cost to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$6,204,988	$5,756,774	$4,634,064
	Construction in process and land held for development	701,188	951,886	1,969,792

	Total investments in properties(6)	$6,906,176	$6,708,660	$6,603,856

(4)	Aggregate cost for federal income tax purposes of investments in real estate	$6,846,621	$6,615,119	$6,540,559

(5)	Reconciliation of accumulated depreciation to consolidated balance sheet caption as of December 31:
	Total per Schedule III	$1,268,093	$1,112,283	$970,737
	Accumulated depreciation and amortization on properties under renovation or in development(8)	—	1,525	—

	Total accumulated depreciation(6)	$1,268,093	$1,113,808	$970,737

(6)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, is as follows:
	Investments in Properties:
	Balance at beginning of year	$6,708,660	$6,603,856	$6,709,545
	Acquisition of properties	13,000	—	219,961
	Improvements, including development properties	314,553	268,897	478,010
	Deconsolidation of AMB U.S. Logistics Fund, L.P.	—	—	—
	Deconsolidation of AMB Partners II, L.P.	—	—	(205,618)
	Asset impairment	—	(181,853)	(193,918)
	Divestiture of properties	(66,657)	(357,599)	(231,765)
	Adjustment for properties held for sale or contribution(9)	(63,380)	375,359	(172,359)

	Balance at end of year	$6,906,176	$6,708,660	$6,603,856

	Accumulated Depreciation:
	Balance at beginning of year	$1,113,808	$970,737	$916,686
	Depreciation expense, including discontinued operations	194,392	178,506	149,748
	Properties divested	(13,244)	(36,288)	(12,843)
	Deconsolidation of AMB Partners II, L.P.	—	—	(84,701)
	Adjustment for properties held for divestiture	(26,863)	853	1,847

	Balance at end of year	$1,268,093	$1,113,808	$970,737

(7)	Property represents a leased parking lot.
(8)	Property represents a leased parking lot with an office space, tenant improvements, and capitalized lease costs.
(9)	In 2009, includes $1,307 of accumulated amortization of prepaid ground lease costs on construction-in-progress projects in China.
(10)	Includes additions during year to properties held for sale or contribution at both current year end and prior year end as well as reclassifications in and out of properties held for sale or contribution during year.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and 2009
(Report not required)

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2010 and 2009

	(Report not required)
	2010	2009
	(dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,111,174	$1,068,800
Buildings and improvements	2,320,102	2,200,817
Construction in progress	89,729	82,544

Total investments in real estate	3,521,005	3,352,161
Accumulated depreciation and amortization	(309,786)	(229,881)

Net investments in real estate	3,211,219	3,122,280
Cash and cash equivalents	59,148	45,614
Restricted cash	4,398	5,528
Deferred financing costs, net	6,391	6,824
Accounts receivable and other assets, net of allowance for doubtful accounts of $1,968 and $2,065 as of December 31, 2010 and 2009, respectively	47,478	33,841

Total assets	$3,328,634	$3,214,087

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loans payable	$1,569,910	$1,697,781
Secured credit facility	26,100	65,000
Accounts payable and other liabilities, including net payables to affiliate of $2,663 and $466 as of December 31, 2010 and 2009, respectively	50,369	48,783
Distributions payable	648	796
Interest payable	6,442	7,334
Security deposits	12,657	12,523

Total liabilities	1,666,126	1,832,217
Commitments and contingencies (Note 9)
Partners’ capital:
Series A Preferred Units	88	88
AMB Property, L.P., AMB Property II, L.P. and AMB HFC, L.P. (general and limited partners)	359,562	271,641
AMB U.S. Logistics REIT, Inc. (limited partner)	844,104	692,954
City and County of San Francisco Employees’
Retirement System (limited partner)	448,925	407,144

Total partners’ capital	1,652,679	1,371,827
Noncontrolling interests	9,829	10,043

Total partners’ capital and noncontrolling interests	1,662,508	1,381,870

Total liabilities, partners’ capital and noncontrolling interests	$3,328,634	$3,214,087

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	(Report not required)
	2010	2009
	(dollars in thousands)

RENTAL REVENUES	$273,983	$270,393
COSTS AND EXPENSES
Property operating costs	30,623	30,776
Real estate taxes and insurance	43,064	42,940
Depreciation and amortization	82,341	81,442
General and administrative	2,482	2,216
Real estate impairment losses	—	1,607
Other expenses	2,587	205

Total costs and expenses	161,097	159,186

Operating income	112,886	111,207
OTHER INCOME AND EXPENSES
Interest and other income	196	93
Interest, including amortization	(97,578)	(104,153)

Total other income and expenses	(97,382)	(104,060)

Income from continuing operations	15,504	7,147
Discontinued operations
Loss attributable to discontinued operations	(4,980)	(9,054)
Gains from disposition of real estate	435	1,333

Total discontinued operations	(4,545)	(7,721)

Net income (loss)	10,959	(574)
Noncontrolling interests’ share of net loss (income)	23	(51)

Net income (loss) after noncontrolling interests	10,982	(625)
Series A preferred unit distributions	(16)	(16)
Incentive distribution to AMB Property, L.P.	—	—
Priority distributions to AMB Property, L.P.	(13,557)	(13,205)
Priority distributions to City and County of San Francisco
Employees’ Retirement System, L.P.	(664)	(782)

Net loss available to partners	$(3,255)	$(14,628)

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	(Report not required)
		AMB
		Property,
		L.P., AMB		City and
		Property		County of
		II, L.P. and	AMB	San Francisco
		AMB HFC, L.P.	U.S. Logistics	Employees’
	Series A	(General and	REIT, Inc.	Retirement
	Preferred	Limited	(Limited	System	Noncontrolling
	Units	Partners)	Partner)	(Limited Partner)	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2008	$88	$241,608	$697,662	$410,868	$10,485	$1,360,711
Contributions	—	32,608	3,621	—	—	36,229
Net income (loss)	16	10,630	(8,329)	(2,942)	51	(574)
Distributions	(16)	—	—	—	(493)	(509)
Priority distributions to AMB Property, L.P. (Note 8)	—	(13,205)	—	—	—	(13,205)
Priority distributions to City and County of San Francisco Employees’ Retirement System, L.P. (Note 8)	—	—	—	(782)	—	(782)

Balance at December 31, 2009	88	271,641	692,954	407,144	10,043	1,381,870
Contributions	—	150,000	186,054	50,000	—	386,054
Redemptions	—	(50,000)	(14,918)	—	—	(64,918)
Net income (loss)	16	12,382	(1,416)	—	(23)	10,959
Distributions	(16)	(10,904)	(18,570)	(7,555)	(191)	(37,236)
Priority distributions to AMB Property, L.P. (Note 8)	—	(13,557)	—	—	—	(13,557)
Priority distributions to City and County of San Francisco Employees’ Retirement System, L.P. (Note 8)	—	—	—	(664)	—	(664)

Balance at December 31, 2010	$88	$359,562	$844,104	$448,925	$9,829	$1,662,508

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	(Report not required)
	2010	2009
	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,959	$(574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,341	81,442
Straight-line rents and amortization of lease intangibles	(11,976)	(13,030)
Straight-line ground rent expense	472	510
Real estate impairment losses	—	1,607
Debt premiums, discounts and finance cost amortization, net	1,769	2,263
Depreciation related to discontinued operations	928	1,681
Real estate impairment losses related to discontinued operations	5,301	9,768
Gains from disposition of real estate	(435)	(1,333)
Changes in assets and liabilities:
Accounts receivable and other assets	(5,142)	56
Restricted cash	1,130	627
Accounts payable and other liabilities	1,886	1,208
Interest payable	(892)	(321)
Security deposits	(924)	(1,619)

Net cash provided by operating activities	85,417	82,285

CASH FLOWS FROM INVESTING ACTIVITIES
Cash (paid for) received from property acquisitions	(169,919)	541
Net proceeds from disposition of real estate	35,663	45,042
Additions to properties	(38,660)	(35,922)

Net cash (used in) provided by investing activities	(172,916)	9,661

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	336,054	3,729
Borrowings on mortgage loans payable	250,000	18,091
Payments on mortgage loans payable	(377,985)	(61,368)
Payments on unsecured credit facility	—	(40,000)
Borrowings on secured credit facility	38,900	38,900
Payments on secured credit facility	(77,800)	—
Payments of preferred unit distributions	(16)	(16)
Payment of priority distributions to AMB Property, L.P.	(13,876)	(13,337)
Payment of priority distributions to City and County
of San Francisco Employees’ Retirement System, L.P.	(791)	—
Redemptions to partners	(14,918)	—
Distributions to partners	(37,029)	—
Distributions to noncontrolling interests	(191)	(493)
Payment of financing costs	(1,315)	(314)

Net cash provided by (used in) financing activities	101,033	(54,808)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,534	37,138
CASH AND CASH EQUIVALENTS — Beginning of year	45,614	8,476

CASH AND CASH EQUIVALENTS — End of year	$59,148	$45,614

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Report not required)

1.	ORGANIZATION

On September 17, 2003, AMB Property, L.P. (“AMB”) formed AMB Institutional Alliance Fund III, LLC (“Alliance Fund III, LLC”), a Delaware limited liability Fund. On October 25, 2004, AMB converted Alliance Fund III, LLC into a limited partnership, AMB U.S. Logistics Fund, L.P. (“USLF”), a Delaware limited partnership, formerly known as AMB Institutional Alliance Fund III, L.P. (“Fund III”), and admitted AMB U.S. Logistics REIT, Inc. (“USLR”), formerly known as AMB Institutional Alliance REIT III, Inc. (“REIT III”) into USLF as a limited partner. Due to the related party nature of the conversion, and that USLF was under common control with Alliance Fund III, LLC, the assets and liabilities were accounted for by USLF at historical cost.

On October 26, 2004 (“Inception”), USLF completed its first closing and accepted capital contributions from AMB Property, L.P. and USLR. On November 1, 2006, AMB Property II, L.P. was admitted to USLF as a limited partner in exchange for a contribution of 16 industrial buildings with an estimated value of $111.9 million. On January 4, 2008, AMB HFC, L.P. was admitted to USLF as a limited partner in exchange for a contribution of two industrial buildings with an estimated value of $86.8 million. AMB Property, L.P., AMB Property II, L.P. and AMB HFC, L.P. are herein referred to as “AMB.” On July 1, 2008, the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) and AMB contributed their partnership interests in AMB Partners II, L.P. (“Partners II”) to USLF in exchange for partnership interests in USLF. As of December 31, 2010, USLF has accepted capital contributions from AMB, CCSFERS and USLR (excluding AMB Property, L.P.’s interest), and contributions resulting from USLF’s dividend reinvestment program, for ownership interests in USLF of 34.9 percent, 21.6 percent and 43.5 percent, respectively. AMB is a general and limited partner of USLF. As of December 31, 2010, all capital balances reflect balances at liquidation value.

As of December 31, 2010, $71.5 million of USLR units in USLF have been redeemed.

Effective January 25, 2010 Fund III, REIT III and AMB Fund III Holdings, L.P. changed their legal names. These legal name changes do not involve a change of control or other change in the ownership percentages of these entities. All other USLF related and subsidiary entities remain as is. Legal name changes are as follows:

Former Names:	Effective Names:

AMB Institutional Alliance Fund III, L.P.	AMB U.S. Logistics Fund, L.P. (“USLF”)
AMB Institutional Alliance REIT III, Inc.	AMB U.S. Logistics REIT, Inc. (“USLR”)
AMB Fund III Holdings, L.P.	AMB U.S. Logistics Fund Holdings, L.P. (“USLFH”)

As of December 31, 2010, USLF owned 129 operating properties and two renovation properties (consisting of 313 industrial buildings aggregating 38.2 million square feet (unaudited)) and two parcels of land held for future development (the “Properties”). The Properties are located in the following markets: Atlanta, Austin, Baltimore/Washington DC, Boston, Chicago, Dallas, Houston, Minneapolis, Northern New Jersey/New York, Orlando, San Francisco Bay Area, Seattle, South Florida, and Southern California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of USLF and the ventures in which USLF has a controlling interest. Third-party equity interests in USLF’s ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to January 1, 2009, the initial cost of buildings and improvements included the purchase price of the property or interest in the property including legal fees and acquisition costs. Pursuant to USLF’s adoption of policies related to accounting for business combinations, legal fees and acquisition costs are now expensed and included in other expenses in the accompanying consolidated statements of operations.

Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. For the years ended December 31, 2010 and 2009, USLF capitalized interest and property taxes of approximately $1.9 million and $0.4 million, respectively.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

USLF records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2010, USLF has recorded intangible assets or liabilities in the amounts of $16.9 million, $42.6 million, $42.3 million, and $82.3 million for the value attributable to above-market leases, below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets. As of December 31, 2009, USLF has recorded intangible assets or liabilities in the amounts of $12.7 million, $39.1 million, $38.2 million, and $78.1 million for the value attributable to above-market leases, below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets.

USLF also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of both December 31, 2010 and 2009, USLF has recorded $1.0 million for net above- and below-market assumed mortgage loans payable.

Real Estate Impairment Losses.  The Fund conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. If there has been a triggering event, which may include a decline in fair value below carrying value, then a test is performed to compare estimated future cash flows over the holding period,

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Fund determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. During the years ended December 31, 2010 and 2009, the Fund recognized $5.3 million and $11.4 million of real estate impairment charges.

Discontinued Operations.  USLF reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the disposal of long-lived assets, which requires USLF to separately report as discontinued operations the historical operating results attributable to properties held for divestiture or operating properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of USLF’s consolidated results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income or cash flows.

The following summarizes the condensed results of operations of the properties sold for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
	(Dollars in thousands)

Rental revenues	$3,378	$6,056
Property operating costs	(578)	(890)
Real estate taxes and insurance	(1,028)	(1,564)
General and administrative	(6)	—
Depreciation and amortization	(928)	(1,681)
Real estate impairment losses	(5,301)	(9,768)
Interest, including amortization	(517)	(1,207)

Loss attributable to discontinued operations	$(4,980)	$(9,054)

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments. Restricted cash also includes cash held by third parties as collateral for certain letters of credit. As of both December 31, 2010 and 2009, USLF had two letters of credit outstanding totaling $0.2 million. These letters of credit are for security deposits on ground leases.

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related mortgage loans payable. As of December 31, 2010 and December 31, 2009, deferred financing costs were $6.4 million and $6.8 million, respectively, net of accumulated amortization.

Mortgage Premiums and Discounts.  Mortgage premiums and discounts represent the difference between the fair value of debt and the principal value of debt assumed in connection with acquisitions. The mortgage premiums and discounts are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2010 and 2009, the net unamortized mortgage discounts and (premiums) were approximately $4.6 million and $4.7 million, respectively.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests.  Noncontrolling interests represent interests held by an affiliate of AMB and third-party investors in various USLF entities. Such investments are consolidated because USLF owns a majority interest and exercises control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of USLF are allocated to each of the partners in accordance with the partnership agreement. Partner distributions, if any, are made quarterly. Distributions, other than priority distributions (Note 8), are paid or accrued to each of the partners in accordance with their respective partnership units owned at the time distributions are declared.

On January 1, 2005, USLF issued 125 Series A preferred units at a price of $1,000 per unit, which are held by USLR. USLR in turn issued 125 shares of Series A preferred stock at a price of $1,000 per share. The Series A preferred stock is 12.5 percent cumulative non-voting preferred stock, callable with a premium based on the period of time the stock has been outstanding. The call premium was 15.0 percent through December 31, 2007. The premium will reduce each year thereafter by 5.0 percent per year such that there will be no premium after December 31, 2009. Dividends are payable on June 30 and December 31 of each year.

Rental Revenues.  USLF, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, USLF nets its bad debt expense against rental income for financial reporting purposes. Such amounts totaled approximately $1.5 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively. USLF recorded net $3.6 million and $4.1 million of income related to amortization of lease intangibles for the years ended December 31, 2010 and 2009, respectively. Of the net $3.6 million recorded for the year ended December 31, 2010, $1.2 million relates to amortization expense of above-market leases and $4.8 million relates to amortization income of below-market leases, respectively. Of the net $4.1 million recorded for the year ended December 31, 2009, $2.4 million relates to amortization expense of above-market leases and $6.5 million relates to amortization income of below-market leases, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Gains from Sale.  Gains and losses are recognized using the full accrual method. Gains related to transactions which do not meet the requirements of the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with USLF in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on USLF’s ability to lease space and on the level of rent that can be achieved. As of December 31, 2010, USLF did not have any material concentration of credit risk due to the diversification of its tenants.

Fair Value of Financial Instruments.  As of December 31, 2010, USLF’s consolidated financial instruments include mortgage loans payable and a secured credit facility. Based on borrowing rates available to USLF at December 31, 2010, the estimated fair value of the mortgage loans payable and the secured credit facility, using level 2 inputs as described below, was $1.6 billion.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This hierarchy describes three levels of inputs that may be used to measure fair value.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial and non-financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities for which instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving assets identical assets.

Level 2.  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable in the market or can be derived principally from or corroborated by observable market data where applicable, such as equity prices, interest rate yield curves, option volatility, currency rates and counterparty credit risk.

Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation using unobservable inputs. For the real estate assets included in Level 3, the Fund used the market participant pricing approach, which estimates what a potential buyer would pay today. The key inputs used in the model included the Fund’s intent to sell, hold or contribute, along with capitalization and rental growth rate assumptions, estimated costs to complete and expected lease up and holding periods. When available, current market information, like comparative sales price, was used to determine capitalization and rental growth rates. When market information was not readily available, the inputs were based on the Fund’s understanding of market conditions and the experience of the management team.

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2010

	Level 3 Assets/Liabilities
	2010	2009
	(Dollars in thousands)

Assets:	$42,726	$83,012

Investments in real estate(1)	$42,726	$83,012

(1)	The fair value at December 31, 2010 reflects a cumulative loss on impairment of real estate assets of $8.8 million, measured on a nonrecurring basis.

New Accounting Pronouncements.  In June 2009, the FASB issued amended guidance related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and USLF has adopted this guidance as of January 1, 2010. USLF has evaluated the impact of the adoption of this guidance, and it did not have a material impact on USLF’s financial position, results of operations and cash flows.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	REAL ESTATE ACQUISITION/DISPOSITION ACTIVITY

During the year ended December 31, 2010, USLF acquired 16 industrial buildings totaling 2.2 million square feet (unaudited). The total aggregate investment was approximately $171.8 million. The $171.8 million total purchase price related to these acquisitions was allocated $55.3 million to land, $105.2 million to buildings and improvements, $3.7 million to in-place leases, $3.6 million to lease origination costs, and $4.0 million to above-market leases.

During the year ended December 31, 2009, USLF acquired two industrial buildings totaling 428,180 square feet (unaudited). The total aggregate investment was approximately $32.5 million. The $32.5 million total purchase price related to these acquisitions was allocated $5.0 million to land, $22.1 million to buildings and improvements, $0.7 million to in-place leases, and $4.7 million to lease origination costs.

During the year ended December 31, 2010, USLF disposed of eight industrial buildings totaling 660,725 square feet (unaudited), for an aggregate sales price of approximately $36.4 million, including $0.7 million of disposition costs. The dispositions resulted in net gains of approximately $0.4 million.

During the year ended December 31, 2009, USLF disposed of six industrial buildings totaling 529,971 square feet (unaudited), for an aggregate sales price of approximately $46.6 million, including $1.6 million of disposition costs. The dispositions resulted in net gains of approximately $1.3 million.

4.	DEBT

During the year ended December 31, 2010, USLF repaid $354.8 million of outstanding mortgage loan payables and $2.5 million on two outstanding mortgage loans payable in conjunction with the disposition of real estate. The loans bore an interest rate of 5.52 percent and 5.14 percent, respectively.

During the year ended December 31, 2009, USLF repaid $28.7 million of outstanding mortgage loan payable and $9.9 million of outstanding mortgage loans payable in conjunction with the disposition of real estate. The loans bore a weighted average interest of 4.64 percent. In addition, USLF used the sales proceeds from the dispositions to reduce $2.6 million of near-term mortgage loan maturities.

As of December 31, 2010 and 2009, USLF had a secured credit facility providing for loans in an initial principal amount outstanding of up to $65.0 million. The credit facility is secured by a pledge of the equity in AMB Mosaic Properties, LLC, a Special Purpose Entity (“SPE”) whose sole purpose is to own the AMB Mosaic properties. USLF is a guarantor of the obligations under the facility. During the year ended December 31, 2010, USLF increased its borrowings on this facility by $38.9 million and decreased its borrowings on this facility by $77.8 million. The secured credit facility matures in September 2014 and $26.1 million bears interest at a rate of LIBOR plus 225 basis points (2.5 percent at December 31, 2010) and $38.9 million bears interest at a rate of LIBOR plus 225 basis points and cost of funds (3.4 percent at December 31, 2010). As of December 31, 2010 and 2009, the outstanding balance on this secured credit facility was $26.1 million and $65.0 million, respectively. The credit facility contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The management of USLF believes that it was in compliance with these financial covenants at December 31, 2010 and 2009.

As of December 31, 2010, USLF had outstanding mortgage loans payable totaling $1.6 billion, not including net unamortized mortgage discounts of approximately $4.6 million. These loans bear interest at a weighted average rate of 5.66 percent and mature between 2011 and 2024.

As of December 31, 2009, USLF had outstanding mortgage loans payable totaling $1.7 billion, not including net unamortized mortgage discounts of approximately $4.7 million. These loans bear interest at a weighted average rate of 5.82 percent and mature between 2010 and 2024.

The mortgage loans payable are collateralized by certain Properties and require monthly interest and principal payments until maturity. Certain of the mortgage loans payable are cross-collateralized. In addition, the mortgage

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans payable have various covenants. Management of USLF believes that USLF was in compliance with these covenants at December 31, 2010 and 2009.

As of December 31, 2010, certain USLF mortgage loans payable require the existence of SPEs, whose sole purposes are to own AMB Baltimore Beltway, AMB Palmetto, AMB Spruce Avenue, AMB Zuma Distribution Center, Boston Marine, JFK Logistics Center, LAX Gateway and SEA Logistics Center 2, properties that collateralize 11 mortgage loans payable. All SPEs are consolidated in USLF’s consolidated financial statements. The creditors of the SPEs do not have recourse to any other assets or revenues of USLF or to AMB or its affiliated entities. Conversely, the creditors of AMB and its affiliated entities do not have recourse to any of the assets or revenues of the SPEs.

The scheduled principal payments of USLF’s mortgage loans payable and secured credit facility as of December 31, 2010 were as follows:

(Dollars
in thousands)

2011	$145,426
2012	43,647
2013	189,946
2014	128,824
2015	216,458
Thereafter	876,289

Subtotal	1,600,590
Less: Net unamortized (discounts) and premiums	(4,580)

Total debt	$1,596,010

5.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2010. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(Dollars
in thousands)

2011	$204,651
2012	175,918
2013	148,413
2014	114,025
2015	85,874
Thereafter	223,473

Total	$952,354

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to approximately $64.2 million and $59.9 million for the years ended December 31, 2010 and 2009, respectively. These amounts are included as rental revenues in the accompanying consolidated statements of operations. Some leases contain options to renew.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Twelve Months Ended December 31,
	2010	2009
	(Dollars in thousands)

Cash paid for interest, net of amounts capitalized	$96,975	$103,422

Increase (decrease) in accounts payable related to capital improvements	$3,592	$(1,911)

Non-cash contribution from partners	$50,000	$—

Non-cash redemption to partners	$(50,000)	$—

Acquisition of properties	$171,750	$32,500
Non-cash transactions:
Contributions from partners	—	(32,500)
Assumption of security deposits	(1,058)	—
Assumption of other assets	(189)	—
Assumption of other liabilities	(584)	(541)

Net cash paid for (received from) property acquisitions	$169,919	$(541)

7.	INCOME TAXES

As a partnership, the allocated share of income of USLF is included in the income tax returns of the individual partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

The Fund follows FASB issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of this guidance did not have a material impact on the Fund.

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended Partnership Agreement, AMB receives acquisition fees equal to 0.9 percent of the acquisition cost of properties acquired. For the years ended December 31, 2010 and 2009, USLF paid AMB acquisition fees of approximately $1.6 million and $0, respectively. Prior to January 1, 2009, acquisition fees were capitalized and included in investments in real estate in the accompanying consolidated balance sheets. Pursuant to USLF’s adoption of policies related to accounting for business combinations, acquisition costs are now expensed and included in other expenses in the accompanying consolidated statements of operations.

At certain of USLF’s properties, AMB is responsible for the property management. At each of USLF’s properties, AMB is responsible for the accounting. For properties for which AMB provides both property management and accounting services, AMB earns fees between 0.5 percent and 4.0 percent of the respective property’s cash receipts. For properties where the property management service is provided by a third-party, AMB earns accounting fees between 0.4 percent and 1.0 percent of the respective property’s cash receipts. For the twelve months ended December 31, 2010 and 2009, AMB earned combined property management and accounting fees of approximately $6.4 million and $5.5 million, respectively.

At certain properties, AMB earns a leasing commission when it has acted as the listing broker or the procuring broker or both. For the years ended December 31, 2010 and 2009, AMB earned leasing commissions of approximately $1.3 million and $1.2 million, respectively.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At certain properties, AMB earns construction management fees when it has acted as the project manager. AMB earned construction management fees of approximately $0.9 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to USLF. AMB earned approximately $13.6 million and $13.2 million in priority distributions for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and December 31, 2009, USLF owed AMB $2.7 million and $0.5 million, respectively, in property management and accounting fees, operating cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Commencing January 1, 2009, AMB, as general partner, offered CCSFERS an opportunity to have a portion of the priority distribution otherwise payable to AMB effectively returned to CCSFERS because CCSFERS has invested capital in excess of $50.0 million in USLF. Pursuant to its participation in this program and based on the amount of its invested capital in USLF, $0.7 million and $0.8 million of the priority distribution otherwise payable to AMB as general partner for the years ended December 31, 2010 and 2009, respectively, was payable to CCSFERS. Investors that have invested capital in excess of $50.0 million in AMB U.S. Logistics Fund Holdings, L.P. (“USLFH”), formerly known as AMB Fund III Holdings, L.P. (“Fund III Holdings”), or USLR (as opposed to USLF directly) are similarly eligible to participate in this program through the profit sharing program available to investors in USLFH.

For renovation properties, AMB earns a quarterly fee equal to 0.70 percent per annum of the respective property’s acquisition cost (as defined). Such renovation fees are payable in arrears over the property’s initial renovation period (as defined). For the years ended December 31, 2010 and 2009, AMB earned renovation fees of approximately $0.4 million and $0.1 million, respectively. Such renovation fees are capitalized and are included in investments in real estate in the accompanying consolidated balance sheets.

Commencing June 30, 2008 and every three years thereafter, AMB is entitled to receive an incentive distribution of 15.0 percent of the return over a 9.0 percent nominal internal rate of return (“IRR”) and 20.0 percent over a 12.0 percent nominal IRR. As of December 31, 2010, a cumulative incentive distribution of $39.3 million has been earned by AMB.

In December 2001, AMB formed a wholly-owned captive insurance Fund, Arcata National Insurance Ltd., which provides insurance coverage for all or a portion of losses below the deductible under our third-party policies. The captive insurance Fund is one element of AMB’s overall risk management program. AMB capitalized Arcata National Insurance Ltd. in accordance with the applicable regulatory requirements. Arcata National Insurance Ltd. established annual premiums based on projections derived from the past loss experience of AMB’s properties. Annually, AMB engages an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Arcata National Insurance Ltd. may be adjusted based on this estimate. Consistent with third-party policies, premiums may be reimbursed by customers subject to specific lease terms. Through this structure, AMB has more comprehensive insurance coverage at an overall lower cost than would otherwise be available in the market. Contingent and unknown liabilities may include liabilities for clean-up or remediation of undisclosed environmental conditions, and accrued but unpaid liabilities incurred in the ordinary course of business.

The Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. Insurance expense allocated to the Properties amounted to $3.8 million for both the years ended December 31, 2010 and 2009.

9.	COMMITMENTS AND CONTINGENCIES

Litigation.  In the normal course of business, from time to time, USLF may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any,

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of USLF.

Environmental Matters.  USLF follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. USLF is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on USLF’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on USLF’s results of operations and cash flows.

General Uninsured Losses.  USLF carries property and rental loss, liability, flood, environmental and terrorism insurance. USLF believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of USLF’s properties are located in areas that are subject to earthquake activity; therefore, USLF has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although USLF has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that USLF believes are commercially reasonable, it is not certain that USLF will be able to collect under such policies. Should an uninsured loss occur, USLF could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by USLF.

10.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, USLF evaluated subsequent events occurring through February 14, 2011, the date these financial statements were issued, in accordance with USLF’s policy related to disclosures of subsequent events.

During January 2011, USLF completed an equity closing totaling $66.3 million from USLR & USLFH, which results in USLR (including AMB Property L.P.’s interest), CCSFERS, and AMB ownership interests in USLF of 56.2 percent, 20.4 percent and 23.4 percent, respectively. AMB’s overall interest in USLF is 33.0 percent.

During January 2011, USLF repaid $100.7 million on outstanding mortgage loans payable and $26.1 million on a secured credit facility. The loans bore a weighted average interest rate of 6.6% and LIBOR plus 225 basis points (2.5 percent at December 31, 2010), respectively.

During January 2011, USLF acquired one building totaling 278,365 square feet for approximately $17.3 million.

On January 30, 2011, AMB Property Corporation (“the Parent Company”) and AMB entered into an Agreement and Plan of Merger (the “merger agreement”) with ProLogis, a Maryland real estate investment trust, New Pumpkin Inc., a Maryland corporation and a wholly owned subsidiary of ProLogis, Upper Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of New Pumpkin, and Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of Upper Pumpkin. The merger agreement provides that: (1) Pumpkin LLC will be merged with and into ProLogis, with ProLogis continuing as the surviving entity and as a wholly owned subsidiary of Upper Pumpkin; (2) thereafter, New Pumpkin will be merged with and into the Parent Company (the “merger”), with the Parent Company continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.”; and (3) thereafter, the surviving corporation will contribute all of the outstanding equity interests of Upper Pumpkin to AMB in exchange for the issuance by AMB of partnership interests to the surviving corporation. As a result of the mergers, each outstanding common share of beneficial interest of ProLogis will be converted into the right to receive 0.4464 of a newly issued share of common stock of the Parent Company. The merger is subject to customary closing conditions, including receipt of approval of the Parent Company’s stockholders and ProLogis shareholders.

The merger agreement provides that, upon the consummation of the merger, the board of directors of the surviving corporation will consist of 11 members, as follows: (i) Mr. Hamid R. Moghadam, the current chief

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executive officer of the Parent Company, (ii) Mr. Walter C. Rakowich, the current chief executive officer of ProLogis, (iii) four individuals to be selected by the current members of the board of directors of the Parent Company, and (iv) five individuals to be selected by the current members of the board of trustees of ProLogis. In addition, upon the consummation of the merger, (a) Mr. Moghadam and Mr. Rakowich will become co-chief executive officers of the surviving corporation, (b) Mr. William E. Sullivan, the current chief financial officer of ProLogis, will become the chief financial officer of the surviving corporation, (c) Mr. Irving F. Lyons, III, a current member of the board of trustees of ProLogis, will become the lead independent director of the surviving corporation, (d) Mr. Moghadam will become the chairman of the board of directors of the surviving corporation and (e) Mr. Rakowich will become the chairman of the executive committee of the board of directors of the surviving corporation.

The merger agreement also provides that, on December 31, 2012, (i) unless earlier terminated in accordance with the bylaws of the surviving corporation, the employment of Mr. Rakowich as co-chief executive officer will terminate and Mr. Rakowich will thereupon retire as co-chief executive officer and as a director of the surviving corporation, and Mr. Moghadam will become the sole chief executive officer (and will remain the chairman of the board of directors) of the surviving corporation, and (ii) unless earlier terminated, the employment of Mr. Sullivan as the chief financial officer of the surviving corporation will terminate and Mr. Thomas S. Olinger, the current chief financial officer of the Parent Company, will become the chief financial officer of the surviving corporation.

Additional Information About the Proposed Transaction and Where to Find it:

In connection with the proposed transaction, the Parent Company expects to file with the SEC a registration statement on Form S-4 that will include a joint proxy statement of ProLogis and the Parent Company that also constitutes a prospectus of the Parent Company. ProLogis and the Parent Company also plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus (if and when it becomes available) and other relevant documents filed by ProLogis and the Parent Company with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by ProLogis with the SEC will be available free of charge on ProLogis’ website at www.prologis.com or by contacting ProLogis Investor Relations at +1-303-567-5690. Copies of the documents filed by the Parent Company with the SEC will be available free of charge on the Parent Company’s website at www.amb.com or by contacting AMB Investor Relations at +1-415-394-9000.

The Parent Company and ProLogis and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. You can find information about the Parent Company’s executive officers and directors in the Parent Company’s definitive proxy statement filed with the SEC on March 24, 2010. You can find information about ProLogis’ executive officers and directors in ProLogis’ definitive proxy statement filed with the SEC on March 30, 2010. Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and other relevant documents filed with the SEC if and when they become available. You may obtain free copies of these documents from the Parent Company or ProLogis using the sources indicated above.

This document shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Partners of
AMB U.S. Logistics Fund, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners’ capital and noncontrolling interests and of cash flows present fairly, in all material respects, the financial position of AMB U.S. Logistics Fund, L.P. and its subsidiaries (collectively, the “Partnership”) at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 11 to the financial statements, the Partnership adopted accounting standards related to noncontrolling interests effective January 1, 2009. All amounts have been reclassified herein to conform to 2009 presentation.

/s/ PricewaterhouseCoopers LLP
February 12, 2009, except for the fourth paragraph of Note 1 as to which the date is January 25, 2010, the discontinued operations portion of Note 2 as to which the date is February 11, 2010 and Note 11 as to which the date is February, 11, 2010

AMB U.S. LOGISTICS FUND, L.P.

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

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars in thousands)

RENTAL REVENUES	$230,476
COSTS AND EXPENSES
Property operating costs	23,774
Real estate taxes and insurance	35,597
Depreciation and amortization	67,748
General and administrative	2,126
Real estate impairment losses	7,193

Total costs and expenses	136,438

Operating income	94,038
OTHER INCOME AND EXPENSES
Interest and other income	1,099
Interest, including amortization	(85,103)

Total other income and expenses	(84,004)

Income from continuing operations	10,034
Discontinued operations
Loss attributable to discontinued operations	(1,354)

Total discontinued operations	(1,354)

Net (loss) income	8,680
Noncontrolling interests’ share of net income	(339)

Net (loss) income after noncontrolling interests	8,341
Series A preferred unit distributions	(16)
Incentive distribution to AMB Property, L.P.	(39,264)
Priority distributions to AMB Property, L.P.	(12,208)

Net loss available to partners	$(43,147)

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2008

				City and
		AMB Property,		County of
		L.P. and		San Francisco
		AMB Property		Employees’
		II, L.P.	AMB U.S. Logistics	Retirement
	Series A	(General and	REIT, Inc.	System	Noncontrolling
	Preferred Units	Limited Partners)	(Limited Partner)	(Limited Partner)	Interests	Total
	(Dollars in thousands)

Balance at December 31, 2007	$88	$127,252	$732,584	$—	$2,833	$862,757
Contributions	—	129,383	94,586	419,424	7,801	651,194
Redemptions	—	—	(56,552)	—	—	(56,552)
Net income (loss)	16	45,060	(35,343)	(1,392)	339	8,680
Distributions	(16)	(8,615)	(37,613)	(7,164)	(488)	(53,896)
Incentive distribution to AMB Property, L.P. (Note 8)	—	(39,264)	—	—	—	(39,264)
Priority distributions to AMB Property, L.P. (Note 8)	—	(12,208)	—	—	—	(12,208)

Balance at December 31, 2008	$88	$241,608	$697,662	$410,868	$10,485	$1,360,711

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

(Dollars
in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,680
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	67,748
Straight-line rents and amortization of lease intangibles	(10,424)
Straight-line ground rent expense	620
Real estate impairment losses	7,193
Debt premiums, discounts and finance cost amortization, net	318
Depreciation related to discontinued operations	1,074
Real estate impairment losses related to discontinued operations	1,746
Changes in assets and liabilities:
Accounts receivable and other assets	2,476
Restricted cash	(109)
Accounts payable and other liabilities	(5,859)
Interest payable	1,031
Security deposits	610

Net cash provided by operating activities	75,104

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property acquisitions	(425,256)
Cash acquired from property acquisitions	14,505
Additions to properties	(28,207)

Net cash used in investing activities	(438,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from partners	111,302
Contributions from noncontrolling interests	61
Borrowings on mortgage loans payable	515,800
Payments on mortgage loans payable	(56,922)
Borrowings on unsecured credit facility	112,500
Payments on unsecured credit facility	(207,500)
Borrowings on secured credit facility	26,100
Payments on unsecured note payable	(16,000)
Payments of preferred unit distributions	(16)
Payment of incentive distribution to AMB Property, L.P.	(39,264)
Payment of priority distributions to AMB Property, L.P.	(12,244)
Redemptions to partners	(56,552)
Distributions to partners	(53,392)
Distributions to noncontrolling interests	(488)
Payment of financing costs	(3,787)

Net cash provided by financing activities	319,598

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,256)
CASH AND CASH EQUIVALENTS — Beginning of year	52,732

CASH AND CASH EQUIVALENTS — End of year	$8,476

The accompanying notes are an integral part of the consolidated financial statement.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	ORGANIZATION

On September 17, 2003, AMB Property, L.P. (“AMB”) formed AMB Institutional Alliance Fund III, LLC (“Alliance Fund III, LLC”), a Delaware limited liability Fund. On October 25, 2004, AMB converted Alliance Fund III, LLC into a limited partnership, AMB U.S. Logistics Fund, L.P. (“USLF”), a Delaware limited partnership, formerly known as AMB Institutional Alliance Fund III, L.P. (“Fund III”), and admitted AMB U.S. Logistics REIT, Inc. (“USLR”), formerly known as AMB Institutional Alliance REIT III, Inc. (“REIT III”) into USLF as a limited partner. Due to the related party nature of the conversion, and that USLF was under common control with Alliance Fund III, LLC, the assets and liabilities were accounted for by USLF at historical cost.

On October 26, 2004 (“Inception”), USLF completed its first closing and accepted capital contributions from AMB Property, L.P. and USLR. On November 1, 2006, AMB Property II, L.P. (collectively with AMB Property, L.P., “AMB”) was admitted to USLF as a limited partner in exchange for a contribution of 16 industrial buildings with an estimated value of $111.9 million. On July 1, 2008, the City and County of San Francisco Employees’ Retirement System (“CCSFERS”) and AMB contributed their partnership interests in AMB Partners II, L.P. (“Partners II”) to USLF in exchange for partnership interests in USLF. As of December 31, 2008, USLF has accepted capital contributions from AMB, CCSFERS and USLR (excluding AMB Property, L.P.’s interest), and contributions resulting from USLF’s dividend reinvestment program, for ownership interests in USLF of 19.4 percent, 25.5 percent and 55.1 percent, respectively. AMB is a general and limited partner of USLF. As of December 31, 2008, all capital balances reflect balances at liquidation value.

As of December 31, 2008, $56.6 million of USLR units in USLF have been redeemed.

Effective January 25, 2010 Fund III, REIT III and AMB Fund III Holdings, L.P. changed their legal names. These legal name changes do not involve a change of control or other change in the ownership percentages of these entities. All other USLF related and subsidiary entities remain as is. Legal name changes are as follows:

Former Names:	Effective Names:

AMB Institutional Alliance Fund III, L.P.	AMB U.S. Logistics Fund, L.P. (“USLF”)
AMB Institutional Alliance REIT III, Inc.	AMB U.S. Logistics REIT, Inc. (“USLR”)
AMB Fund III Holdings, L.P.	AMB U.S. Logistics Fund Holdings, L.P. (“USLFH”)

As of December 31, 2008, USLF owned 128 operating properties and one renovation property (consisting of 310 industrial buildings aggregating 37.0 million square feet (unaudited)) and one parcel of land held for future development (the “Properties”). The Properties are located in the following markets: Atlanta, Austin, Baltimore/Washington DC, Boston, Chicago, Dallas, Houston, Minneapolis, Northern New Jersey/New York, Orlando, San Francisco Bay Area, Seattle, South Florida, and Southern California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of USLF and the ventures in which USLF has a controlling interest. Third party equity interests in USLF’s ventures are reflected as noncontrolling interests in the accompanying consolidated financial statements. All significant intercompany amounts have been eliminated.

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

Investments in Real Estate.  Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Carrying

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values for financial reporting purposes are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of USLF’s long-lived assets could occur in the future period in which the assumptions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to income and is included on the consolidated statement of operations. As a result of the economic environment, the management of USLF re-evaluated the carrying value of its investments and recorded impairment charges of $8.9 million during the year ended December 31, 2008.

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

The initial cost of buildings and improvements includes the purchase price of the property or interest in property including legal fees and acquisition costs. Project costs associated with the development and construction of a real estate project, which include interest and property taxes, are capitalized as construction in progress. For the year ended December 31, 2008, USLF capitalized interest and property taxes of approximately $0.3 million.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments that extend the economic life of assets are capitalized.

USLF records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2008, USLF has recorded intangible assets or liabilities in the amounts of $12.6 million, $42.1 million, $37.8 million, and $73.6 million for the value attributable to above-market leases, below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheet.

USLF also records at acquisition an asset or liability for the value attributable to above- or below-market assumed mortgage loans payable. As of December 31, 2008, USLF has recorded $0.9 million for net above-market assumed mortgage loans payable.

Discontinued Operations.  USLF reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the disposal of long-lived assets, which requires USLF to separately report as discontinued operations the historical operating results attributable to properties held for divestiture or operating properties sold and the applicable gain or loss on the disposition of the properties. Although this application may affect the presentation of USLF’s consolidated results of operations for the periods that it has already reported, there will be no effect on its previously reported consolidated financial position, net income or cash flows. These financial statements have been updated for discontinued operations through December 31, 2009. Discontinued operations for properties sold or held for sale in 2010 are not material.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of operations for the year ended December 31 2008 related to property sales:

2008
(Dollars
in thousands)

Rental revenues	$2,844
Property operating costs	(436)
Real estate taxes and insurance	(678)
Depreciation and amortization	(1,074)
Real estate impairment losses	(1,746)
Interest, including amortization	(264)

Loss attributable to discontinued operations	$(1,354)

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash held in escrow in connection with reserves from loan proceeds for certain capital improvements and real estate tax payments. Restricted cash also includes cash held by third parties as collateral for certain letters of credit. As of December 31, 2008, USLF had two letters of credit outstanding totaling $0.2 million. These letters of credit are for security deposits on ground leases.

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

Noncontrolling Interests.  Noncontrolling interests represent interests held by an affiliate of AMB and third-party investors in various USLF entities. Such investments are consolidated because USLF owns a majority interest and exercises control through the ability to control major operating decisions.

Partners’ Capital.  Profits and losses of USLF are allocated to each of the partners in accordance with the partnership agreement. Partner distributions are made quarterly. Distributions, other than priority distributions (Note 8), are paid or accrued to each of the partners in accordance with their respective partnership units owned at the time distributions are declared.

On January 1, 2005, USLF issued 125 Series A preferred units at a price of $1,000 per unit, which are held by USLR. USLR in turn issued 125 shares of Series A preferred stock at a price of $1,000 per share. The Series A preferred stock is 12.5 percent cumulative non-voting preferred stock, callable with a premium based on the period of time the stock has been outstanding. The call premium was 15.0 percent through December 31, 2007. The premium will reduce each year thereafter by 5.0 percent per year such that there will be no premium after December 31, 2009. Dividends are payable on June 30 and December 31 of each year.

Rental Revenues.  USLF, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, USLF nets its bad debt expense against rental income for financial reporting purposes. Such amounts totaled approximately $0.9 million for the year ended December 31, 2008. USLF recorded net $3.7 million of income related to amortization of lease

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles for the year ended December 31, 2008. Of the net $3.7 million recorded for the year ended December 31, 2008, $3.0 million relates to amortization expense of above-market leases and $6.7 million relates to amortization income of below-market leases, respectively. The lease intangibles are being amortized on a straight-line basis over the lease terms.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with USLF in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on USLF’s ability to lease space and on the level of rent that can be achieved. As of December 31, 2008, USLF did not have any material concentration of credit risk due to the diversification of its tenants.

Fair Value of Financial Instruments.  As of December 31, 2008, USLF’s consolidated financial instruments include mortgage loans payable, a secured credit facility and an unsecured credit facility. Based on borrowing rates available to USLF at December 31, 2008, the estimated fair value of the mortgage loans payable, secured credit facility and unsecured credit facility was $1.7 billion.

New Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued a policy which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. USLF is in the process of evaluating the impact that the adoption of this policy will have on its financial position, results of operations and cash flows, but, at a minimum, it will require the expensing of transaction costs.

In December 2007, the FASB issued a policy which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In March 2008, the FASB issued a policy which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This policy is effective for financial statements issued for fiscal years beginning after November 15, 2008. USLF is in the process of evaluating the impact of the adoption of this policy.

3.	REAL ESTATE ACQUISITION ACTIVITY

During the year ended December 31, 2008, USLF acquired 141 industrial buildings totaling 15,657,271 square feet (unaudited). The total aggregate investment was approximately $1.4 billion, which includes approximately $6.4 million in closing costs and acquisition fees related to these acquisitions. The $1.3 billion total purchase price related to these acquisitions was allocated $480.8 million to land, $817.9 million to buildings and improvements, $9.1 million to in-place leases, $39.6 million to lease origination costs, $5.2 million to above-market lease assets, $4.0 million to below-market lease liabilities, and $0.5 million to a below-market assumed mortgage loan payable.

4.	DEBT

As of December 31, 2008, USLF had an unsecured revolving credit facility providing for loans in an initial principal amount outstanding of up to $110.0 million. USLF guarantees the obligations under the credit facility pursuant to the revolving credit agreement. USLF intends to use the facility to finance its real estate acquisition activity. The credit facility matures in December 2011 and bears interest at a rate of LIBOR plus 160 basis points (2.0 percent at December 31, 2008). In addition, there is an annual administration fee of $20,000 per year, payable quarterly in arrears. As of December 31, 2008, the outstanding balance on this credit facility was $40.0 million. The credit facility contains customary and other affirmative covenants and negative covenants, including financial

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting requirements and maintenance of specific ratios. The management of USLF believes that it was in compliance with these financial covenants at December 31, 2008.

During the year ended December 31, 2008, USLF obtained a secured credit facility providing for loans in an initial principal amount outstanding of up to $65.0 million. The credit facility is secured by a pledge of the equity in AMB Mosaic Properties, LLC. The secured credit facility matures in September 2015 and bears interest at a rate of LIBOR plus 190 basis points (2.3 percent at December 31, 2008). As of December 31, 2008, the outstanding balance on this secured credit facility was $26.1 million. The credit facility contains customary and other affirmative covenants and negative covenants, including financial reporting requirements and maintenance of specific ratios. The management of USLF believes that it was in compliance with these financial covenants at December 31, 2008.

During the year ended December 31, 2008, USLF obtained 16 mortgage loans payable totaling $510.1 million. These loans bear interest at a weighted average rate of 5.94 percent and mature between 2010 and 2018.

In conjunction with the contribution of Partners II, USLF assumed 25 mortgage loans payable totaling $379.4 million. These loans bear interest at a weighted average rate of 5.96 percent and mature between 2009 and 2024.

As of December 31, 2008, USLF had 74 mortgage loans payable totaling $1.8 billion, not including net unamortized mortgage discounts of approximately $4.4 million. These loans bear interest at a weighted average rate of 5.55 percent and mature between 2009 and 2024.

The mortgage loans payable are collateralized by certain of the Properties and require monthly interest and principal payments until maturity. Certain of the mortgage loans payable are cross-collateralized. In addition, the mortgage loans payable have various covenants. Management of USLF believes that USLF was in compliance with these covenants at December 31, 2008.

As of December 31, 2008, certain USLF mortgage loans payable require the existence of Special Purpose Entities (“SPEs”) whose sole purposes are to own AMB Baltimore Beltway, the AMB Mosaic properties, AMB Palmetto, AMB Spruce Avenue, AMB Zuma Distribution Center, Boston Marine, JFK Logistics Center, LAX Gateway and SEA Logistics Center 2, properties that collateralize 11 mortgage loans payable. All SPEs are consolidated in USLF’s consolidated financial statements. The creditors of the SPEs do not have recourse to any other assets or revenues of USLF or to AMB or its affiliated entities. Conversely, the creditors of AMB and its affiliated entities do not have recourse to any of the assets or revenues of the SPEs.

The scheduled principal payments of USLF’s mortgage loans payable, secured credit facility and unsecured credit facility as of December 31, 2008 were as follows:

(Dollars
in thousands)

2009	$89,296
2010	47,802
2011	340,811
2012	88,963
2013	286,712
Thereafter	958,268

Subtotal	1,811,852
Net unamortized premiums and discounts	(4,379)

Total mortgage loans payable	$1,807,473

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LEASING ACTIVITY

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

As a partnership, the allocated share of income of USLF is included in the income tax returns of the individual partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements.

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended Partnership Agreement, AMB receives acquisition fees equal to 0.9 percent of the acquisition cost of properties acquired. For the year ended December 31, 2008, USLF paid AMB acquisition fees of

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.6 million. Acquisition fees are capitalized and included in investments in real estate in the accompanying consolidated balance sheet.

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

On a quarterly basis, AMB, as general partner, receives priority distributions of 7.5 percent of net operating income (excluding straight-line rents, straight-line ground rent expense, and amortization of lease intangibles) for providing asset management services to USLF. AMB earned approximately $12.2 million in priority distributions for the year ended December 31, 2008. As of December 31, 2008, AMB owed USLF $0.1 million in operating cash flow distributions, priority distributions, and other miscellaneous items, which is included in accounts receivable and other assets in the accompanying consolidated balance sheet.

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

Litigation.  In the normal course of business, from time to time, USLF may be involved in legal actions relating to the ownership and operations of its Properties. Management does not expect that the liabilities, if any, that may ultimately result from such legal actions would have a material adverse effect on the financial position, results of operations, or cash flows of USLF.

AMB U.S. LOGISTICS FUND, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters.  USLF follows AMB’s policy of monitoring its properties for the presence of hazardous or toxic substances. USLF is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on USLF’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on USLF’s results of operations and cash flows.

General Uninsured Losses.  USLF carries property and rental loss, liability, flood, environmental and terrorism insurance. USLF believes that the policy terms and conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and industry practice. In addition, certain of USLF’s properties are located in areas that are subject to earthquake activity; therefore, USLF has obtained limited earthquake insurance on those properties. There are, however, certain types of extraordinary losses, such as those due to acts of war that may be either uninsurable or not economically insurable. Although USLF has obtained coverage for certain acts of terrorism, with policy specifications and insured limits that USLF believes are commercially reasonable, it is not certain that USLF will be able to collect under such policies. Should an uninsured loss occur, USLF could lose its investment in, and anticipated profits and cash flows from, a property. AMB has adopted certain policies with respect to insurance coverage and proceeds as part of its operating policies, which apply to properties owned or managed by AMB, including properties owned by USLF.

10.	SUBSEQUENT EVENTS

On February 4, 2009, two properties were added to AMB Mosaic Properties, LLC. A pledge of the equity in AMB Mosaic Properties, LLC secures a credit facility providing for loans in an initial principal amount outstanding of up to $65.0 million, which USLF obtained during the year ended December 31, 2008.

11.	RECLASSIFICATIONS

Effective January 1, 2009, USLF adopted policies related to accounting for noncontrolling interests in consolidated financial statements, which clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as capital in the consolidated financial statements. As a result of the adoption, USLF has retroactively renamed the minority interests as noncontrolling interests and has reclassified these balances to the capital section of the consolidated balance sheet. In addition, on the consolidated statements of operations, the presentation of net (loss) income retroactively includes the portion of income attributable to noncontrolling interests.

AMB JAPAN FUND I, L.P.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
(Report not required)

AMB JAPAN FUND I, L.P.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2010

(Report not required)
2010
(yen in thousands)

ASSETS
Investments in real estate:
Land	¥48,799,210
Buildings and improvements	90,862,849

Total investments in real estate	139,662,059
Accumulated depreciation and amortization	(9,693,277)

Net investments in real estate	129,968,782
Cash and cash equivalents	9,320,300
Restricted cash	6,656,239
Deferred financing costs, net	635,227
Accounts receivable and other assets	764,273

Total assets	¥147,344,821

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Liabilities:
Mortgage loan payable	¥23,754,134
Bonds payable	51,656,298
Unsecured loan payable	800,000
Net payables to affiliates	112,893
Accounts payable and other liabilities	3,205,295
Distributions payable	1,652,347
Security deposits	3,209,170

Total liabilities	84,390,137

Commitments and contingencies (Note 9)
Partners’ Capital:
AMB Japan Investments, LLC (general partner)	504,855
Limited partners’ capital	49,980,793

Total partners’ capital	50,485,648
Noncontrolling interests	12,469,036

Total partners’ capital and noncontrolling interests	62,954,684

Total liabilities, partners’ capital and noncontrolling interests	¥147,344,821

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010

(Report not required)
2010
(yen in thousands)

RENTAL REVENUES	¥9,392,087
COSTS AND EXPENSES
Property operating costs	964,416
Real estate taxes and insurance	1,096,753
Depreciation and amortization	2,550,556
General and administrative	503,309

Total costs and expenses	5,115,034

Operating income	4,277,053
OTHER INCOME AND EXPENSES
Interest and other income	33,343
Interest, including amortization	(2,376,407)

Total other income and expenses	(2,343,064)

Income before noncontrolling interests and taxes	1,933,989
Income and withholding taxes	(231,936)

Net income	1,702,053
Noncontrolling interests’ share of income	(336,388)

Net income after noncontrolling interests	1,365,665

Priority distributions to AMB Japan Investments, LLC	(491,020)

Net income available to partners	¥874,645

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
FOR THE YEAR ENDED DECEMBER 31, 2010

	(Report not required)
	AMB Japan
	Investments, LLC		Noncontrolling
	(General Partner)	Limited Partners	Interests	Total
	(yen in thousands)

Balance at December 31, 2009	¥493,972	¥48,903,261	12,183,518	¥61,580,751
Distributions	—	—	(101,633)	(101,633)
Net income	499,765	865,900	336,388	1,702,053
Other comprehensive income (Note 2)	2,138	211,632	50,763	264,533
Priority distributions (Note 8)	(491,020)	—	—	(491,020)

Balance at December 31, 2010	¥504,855	¥49,980,793	¥12,469,036	¥62,954,684

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010

(Report not required)
2010
(yen in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	¥1,702,053
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,550,556
Straight-line rents and amortization of lease intangibles	(139,176)
Other income	(28,180)
Debt premiums and finance cost amortization, net	347,080
Changes in assets and liabilities:
Accounts receivable and other assets	(121,807)
Restricted cash	(1,060,493)
Accounts payable and other liabilities	236,264
Security deposits	279,977

Net cash provided by operating activities	3,766,274

CASH FLOWS FROM INVESTING ACTIVITIES
Insurance proceeds received	33,878
Additions to properties	(413,123)

Net cash used in investing activities	(379,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payables	12,500,000
Borrowings on bonds payable	2,600,000
Payments on mortgage loans payable	(13,200,621)
Payments of financing costs	(309,690)
Payments on bonds payable	(3,890,798)
Payment of priority distributions to AMB Japan Investments, LLC	(400,000)
Distributions to noncontrolling interests	(101,633)

Net cash used in financing activities	(2,802,742)

NET CHANGE IN CASH AND CASH EQUIVALENTS	584,287
CASH AND CASH EQUIVALENTS — Beginning of year	8,736,013

CASH AND CASH EQUIVALENTS — End of year	¥9,320,300

The accompanying notes are an integral part of the consolidated financial statement.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Report not required)

1.	ORGANIZATION

On May 19, 2005, AMB Japan Investments, LLC (“AMB Japan”) and AMB Property II, L.P. as limited partner, formed AMB Japan Fund I, L.P. (the “Fund”), a Cayman Islands-exempted limited partnership. On June 30, 2005 (“Inception”), 13 institutional investors were admitted as limited partners to the Fund and AMB Property II, L.P. withdrew as a limited partner. The term of the Fund continues until June 2013, unless extended as provided for in the partnership agreement.

The limited partners collectively committed ¥ 49.5 billion in equity to the Fund and AMB Japan, as general partner, committed ¥ 0.5 billion in equity to the Fund. In addition, AMB Property Singapore Pte. Ltd. (“AMB Singapore”) committed ¥ 11.9 billion in equity to co-invest with the Fund in properties. As of December 31, 2010, the Fund completed eight capital calls totaling ¥ 49.5 billion and ¥ 0.5 billion from the limited partners and general partner, respectively, of which non-cash contributions from the general partner totaled ¥ 0.4 billion.

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

As of December 31, 2010, the Fund indirectly owned 80.81 percent of 27 operating buildings (the “Properties”) aggregating approximately 7.3 million square feet (unaudited). The Properties are located in the Fukuoka market, the Chiba, Funabashi, Kashiwa, Kawasaki, Narita, Narashino, Ohta, Sagamihara and Saitama submarkets of Tokyo, and the Amagasaki submarket of Osaka.

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

The Fund records at acquisition an intangible asset or liability for the value attributable to above- or below-market leases, in-place leases and lease origination costs. As of December 31, 2010, the Fund has recorded ¥ 553.4 million, ¥ 1.7 billion, and ¥ 332.9 million for the value attributable to below-market leases, in-place leases, and lease origination costs, respectively, which are included in buildings and improvements in the accompanying consolidated balance sheets.

Real Estate Impairment Losses.  The Fund conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. If there has been a triggering event, which may include a decline in fair value below carrying value, then a test is performed to compare estimated future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Fund determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. During the year ended December 31, 2010, the Fund did not recognize any real estate impairment charges.

Cash and Cash Equivalents.  Cash and cash equivalents include cash held in financial institutions and other highly liquid short-term investments with original maturities of three months or less.

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to agreements with Chuo Mitsui Trust & Banking Co., Ltd., Trust Bank of New York Mellon, Sumitomo Mitsui Banking Corporation, Shinsei Bank, Limited, and Mitsubishi UFJ Lease, Finance Company Limited, GE Real Estate Corporation Japan, PK Airfinance Japan Limited and Prudential Mortgage Asset Holdings I Japan Investment Business Limited Partnership. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, security deposits, maintenance reserves and periodic withholding of collections for debt servicing.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs.  Costs incurred in connection with financings are capitalized and amortized to interest expense using the effective-interest method over the terms of the related debt. As of December 31, 2010, deferred financing costs were ¥ 635.2 million, net of accumulated amortization.

Derivatives and Hedging Activities.  Based on the Fund’s policies of accounting for derivatives and hedging activities, the Fund records all derivatives on the balance sheet at fair value. All of the Fund’s derivatives are designated and qualified as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, and are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Other Comprehensive Income.  The Fund reports other comprehensive income in its consolidated statements of partners’ capital and noncontrolling interests. Other comprehensive income was ¥ 264.5 million for the year ended December 31, 2010.

Mortgage and Bond Premiums.  Mortgage and bond premiums represent the excess of the fair value of debt over the principal value of debt assumed in connection with acquisitions. The mortgage and bond premiums are being amortized into interest expense over the term of the related debt instrument using the effective-interest method. As of December 31, 2010, the unamortized mortgage and bond premiums were approximately ¥ 0.

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

Rental Revenues.  The Fund, as a lessor, retains substantially all of the benefits and risks of ownership of the Properties and accounts for its leases as operating leases. Rental income is recognized on a straight-line basis over the terms of the respective leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period that the applicable expenses are incurred. In addition, the Fund nets its bad debt expense against rental income for financial reporting purposes. For the year ended December 31, 2010, the Fund recorded bad debt expenses of ¥ 11.8 million. The Fund recorded ¥ 94.5 million of income related to the amortization of lease intangibles for the year ended December 31, 2010. The lease intangibles are being amortized on a straight-line basis over the respective lease terms.

Deferred tax assets and valuation allowance.  Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the Fund financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized, based on historical and projected financial information of the Fund along with any positive or negative evidence, when it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized.

Concentration of Credit Risk.  There are owners and developers of real estate that compete with the Fund in its trade areas. This results in competition for tenants to occupy space. The existence of competing properties could have a material impact on the Fund’s ability to lease space and on the level of rent that can be achieved. The Fund had five tenants that accounted for 44.5 percent of rental revenues for the year ended December 31, 2010.

Fair Value of Financial Instruments.  The Fund’s financial instruments include mortgage loans payable, bonds payable and an unsecured loan payable. Based on borrowing rates available to the Fund at December 31, 2010, the estimated fair value of the financial instruments was ¥ 75.0 billion.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Financial Accounting Standards Board issued guidance related to accounting for fair value measurements which defines fair value and establishes a framework for measuring fair value in order to meet disclosure requirements for fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Fair Value Measurements on a Recurring Basis as of December 31, 2010

Level 2
Assets/(Liabilities)
at Fair Value
(yen in thousands)

Assets/(Liabilities):
Interest rate swaps	¥(890,758)
Interest rate caps	18,771

¥(871,987)

3.	DEBT

As of December 31, 2010, the Fund had five mortgage loans payable totaling ¥ 23.7 billion. Of the ¥ 23.7 billion mortgage loans payable, ¥ 19.7 billion bears interest at a rate per annum equal to three-month Yen TIBOR or three-month Yen LIBOR plus a margin ranging from 150 to 200 basis points, ¥ 3.5 billion matures in August 2011, ¥ 7.8 billion matures in November 2011 and ¥ 8.4 billion matures in June 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps and interest rate caps, which have fixed or capped the interest rates payable on principal amounts totaling ¥ 19.7 billion as of December 31, 2010 at rates ranging from 0.50 percent to 1.50 percent per annum, excluding margins. Including the interest rate swaps and interest rate caps, the effective borrowings cost for the ¥ 19.7 billion mortgage loans payable as of December 31, 2010 is 2.28 percent. Of the ¥ 19.7 billion mortgage loans payable, ¥ 3.5 billion is collateralized by a first priority security interest in certain TMK’s right, title and interest in one building, and severally but not jointly guaranteed by the Fund and AMB Singapore, the indirect owners of the TMK, ¥ 8.4 billion is collateralized by a first priority security interest in, and to all of certain TMKs’ right, title and interest in eleven buildings, and severally but not

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jointly guaranteed by the Fund and AMB Property L.P., the indirect owners of the TMKs. The remaining ¥ 7.8 billion is collateralized by a first priority security interest in certain TMK’s right, title and interest in one building. Of the remainder of the ¥ 23.7 billion, ¥ 4.0 billion bears interest at a fixed rate of 2.77 percent and matures in 2017.

As of December 31, 2010, the Fund had nine collateralized specified bonds payable, totaling ¥ 51.7 million. Of the ¥ 51.7 billion bonds payable as of December 31, 2010, ¥ 40.1 billion bears interest at rates per annum equal to the rates of three-month Yen TIBOR or three-month Yen LIBOR plus a margin ranging from 85 to 200 basis points and matures between 2011 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps and interest rate caps, which have fixed or capped the interest rates payable on principal amounts totaling ¥ 36.2 billion as of December 31, 2010, at rates ranging from 1.32 percent to 1.60 percent per annum excluding the margin. Including the interest rate swaps and interest rate caps, the effective borrowing costs for the ¥ 40.1 billion bonds payable as of December 31, 2010, is 2.51 percent per annum. Of the remainder of the ¥ 51.7 billion bonds payable, ¥ 6.7 billion and ¥ 2.3 billion bear interest at fixed rates of 2.54 percent and 4.30 percent, respectively, and mature in 2013, and ¥ 2.6 billion bears interest at a fixed rate of 2.77 percent and matures in 2017.

As of December 31, 2010, the Fund had an unsecured loan payable totaling ¥ 800.0 million. The outstanding unsecured loan payable bears interest at a rate per annum equal to three-month Yen LIBOR plus a margin of 275 basis points. The loan matures in January 2012. The weighted average interest rate for the unsecured loan payable as of December 31, 2010 is 2.99 percent per annum.

The scheduled principal payments of the Fund’s mortgage loans payable, bonds payable and unsecured loan payable as of December 31, 2010 are as follows:

	Mortgage loan		Unsecured loan
	payable	Bonds payable	payable	Total
	(yen in thousands)

2011	¥11,466,634	¥1,787,720	¥—	¥13,254,354
2012	170,000	16,699,720	800,000	17,669,720
2013	8,117,500	30,568,858	—	38,686,358
2014	—	—	—	—
2015	85,315	55,455	—	140,770
Thereafter	3,914,685	2,544,545	—	6,459,230

Total	¥23,754,134	¥51,656,298	¥800,000	¥76,210,432

Except for the unsecured loan payable of ¥ 800.0 million due in January 2012, which is held by the Fund, the Fund’s operating properties, mortgage loans payable and bonds payable are all held in Japanese TMKs, which are special purpose companies (“SPCs”). TMKs are SPCs established under Japanese Asset Liquidation law. As of December 31, 2010, the 12 TMKs included in the Fund’s consolidated financial statements are AMB Funabashi Tokorozawa TMK, AMB Higashi-Ogijima TMK, AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 6 TMK, AMB Minami Kanto TMK, AMB Funabashi 5 TMK, AMB Sagamihara TMK, AMB Narita 1-2 TMK and AMB Amagasaki 2 TMK. The buildings owned by both AMB Funabashi Tokorozawa TMK and AMB Amagasaki 2 TMK collateralize one mortgage loan payable and one bond payable each. The buildings owned by AMB Tokai TMK, AMB Narita 1-1 TMK, AMB Amagasaki TMK, AMB Kashiwa TMK, AMB Funabashi 5 TMK and AMB Sagamihara TMK collateralize bonds payable by the respective entities. Five buildings owned by AMB Funabashi 6 TMK, six buildings owned by AMB Minami Kanto TMK and the building owned by AMB Narita 1-2 TMK collateralize mortgage loans payable. The creditors of the TMKs do not have recourse to any other assets or revenues of AMB Japan or its affiliated entities. Conversely, the creditors of AMB Japan and its affiliated entities do not have recourse to any of the assets or revenues of the TMKs.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LEASING ACTIVITY

The following is a schedule of minimum future cash rentals on non-cancelable tenant operating leases in effect as of December 31, 2010. The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes property operating expense reimbursements.

(yen in thousands)

2011	¥7,594,636
2012	6,206,341
2013	5,302,632
2014	3,546,229
2015	2,469,460
Thereafter	10,385,976

Total	¥35,505,274

In addition to minimum rental payments, certain tenants pay reimbursements for their pro rata share of specified operating expenses per their applicable lease agreement, which amounted to ¥ 787.5 million for the year ended December 31, 2010. These amounts are included as rental revenues in the accompanying consolidated statements of operations. Some leases contain options to renew.

5.	DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Fund is exposed to certain risk arising from both its business operations and economic conditions. The Fund principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Fund manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Fund enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Fund’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Fund’s known or expected cash receipts and its known or expected cash payments principally related to the Fund’s borrowings. The Fund’s derivative financial instruments in effect at December 31, 2010 were four interest rate swaps hedging cash flows of variable rate borrowings based on Yen TIBOR, two interest rate swaps hedging cash flows of variable rate borrowings based on Yen LIBOR, two interest rate caps hedging the cash flows of variable rate borrowings based on Yen LIBOR and two interest rate caps hedging the cash flows of variable rate borrowings based on Yen TIBOR.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reported in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Fund’s variable-rate borrowings. During the twelve month period from December 31, 2010, the Fund estimates that an additional ¥ 445.2 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Fund had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Notional Amount
Related Derivatives	Instruments	(yen in millions)

Interest rate swaps	6	¥38,631
Interest rate caps	4	¥17,258

The table below presents the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2010:

	Fair Value of Derivative Instruments at December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
		(yen in millions)		(yen in millions)

Derivatives designated as hedging instruments
Interest rate swaps	Accounts payable and other liabilities	¥—	Accounts payable and other liabilities	¥(891)
Interest rate caps	Accounts payable and other liabilities	19	Accounts payable and other liabilities	—

Total		¥19		¥(891)

The table below presents the effect of the Fund’s derivative financial instruments on the consolidated financial statements for the year ended December 31, 2010:

	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)
Derivative Instruments	Recognized in	Reclassified from	Reclassified from
in Cash Flow Hedging	Other Comprehensive Income	Accumulated OCI into	Accumulated OCI into
Relationships	(OCI) (Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
	(yen in millions)		(yen in millions)

Interest rate swaps	¥262	Interest, including amortization	¥(502)
Interest rate caps	3	Interest, including amortization	—

Total	¥265		¥(502)

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contain a provision that a default under a derivative contract by the entity could, if it continues without waiver or cure, constitute an Event of Default under the borrowing agreements.

As of December 31, 2010, the fair value of derivatives in a liability position related to these agreements was ¥ 0.9 billion.

6.	INCOME AND WITHHOLDING TAXES

The Fund is exempt from all forms of taxation in the Cayman Islands, including income, capital gains, and withholding tax. The foreign countries where the Fund has operations may impose income, withholding, and other direct and indirect taxes under their respective laws. Generally, the foreign countries impose a withholding tax rate on dividends or interest between countries based on various treaty rates. The Japanese Yugen Kaisha (“YK”) entities are also subject to a 40.69% statutory rate. Accordingly, the Fund recognizes income taxes for these jurisdictions in accordance with U.S. GAAP, as necessary. As of December 31, 2010, the Fund has accrued a current tax liability of ¥ 200.0 million, representing future withholding taxes on distributions from operations and other local income taxes in Japan and Singapore. The Fund also has a deferred tax asset of ¥ 6.7 million as of December 31, 2010. The accrued tax liability and the deferred tax asset are included in accounts payable and other liabilities and accounts receivable and other assets, respectively, in the accompanying consolidated balance sheets.

The tax consequences for each partner of the Fund of acquiring, holding, or disposing of partnership interests will depend upon the relevant laws of any jurisdiction to which the partner is subject.

The Fund follows Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Adoption of this guidance did not have a material impact on the Fund.

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the Year Ended
December 31, 2010
(yen in thousands)

Cash paid for interest	¥2,039,503

8.	TRANSACTIONS WITH AFFILIATES

Pursuant to the Amended and Restated Limited Partnership Agreement and the Co-Investment Agreement, AMB Japan receives an acquisition fee equal to 0.9 percent of the Fund’s share of the acquisition cost of properties acquired from third parties. This acquisition fee is reduced by a 0.4 percent acquisition fee AMB Singapore receives of the acquisition cost of properties purchased from third parties who are referred to the Fund by AMB Singapore. The Fund incurred no acquisition fee to AMB Japan during the year ended December 31, 2010. Acquisition fees were capitalized and included in investments in real estate in the accompanying consolidated balance sheets. Pursuant to the Fund’s adoption of policies related to accounting for business combinations, acquisition costs are expensed and included in general and administrative expenses in the accompanying consolidated statements of operations.

Pursuant to the Asset Management Fees Agreement, on January 1, 2006, AMB Property Japan, Inc. (“AMB Property Japan”) began providing asset management services to the Properties. The asset management fee is payable monthly. For the year ended December 31, 2010, the Fund incurred asset management fees of approximately ¥ 243.5 million, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

For the year ended December 31, 2010, the Fund incurred asset management priority distributions of approximately ¥ 491.0 million. As of December 31, 2010, the Fund owed ¥ 1.7 billion for asset management priority distributions, which are included in distributions payable in the accompanying consolidated balance sheets.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Partnership Agreement, AMB Japan receives incentive distributions equal to 20.0 percent of the amount over a 10.0 percent net nominal internal rate of return (“IRR”) accruing to the limited partners. The incentive distributions increase to 25.0 percent of the amount over a 13.0 percent IRR accruing to the limited partners. As of December 31, 2010 and for the year then ended, no incentive distribution has been paid or incurred.

AMB Property, L.P. (“AMB”), the indirect owner of AMB Japan, obtains company-wide insurance coverage from third parties that apply to all properties owned or managed by AMB, including the Properties. As such, the Properties are allocated a portion of the insurance expense incurred by AMB based on AMB’s assessment of the specific risks at those properties. For the year ended December 31, 2010, the Fund incurred insurance expense of approximately ¥ 225.5 million, which is included in real estate taxes and insurance in the accompanying consolidated statement of operations.

At certain properties, AMB Property Japan earns a market rate leasing commission when it has acted as the listing broker or the procuring broker or both. For the year ended December 31, 2010, AMB Property Japan earned leasing commissions of approximately ¥ 181.5 million, which has been capitalized and included in investments in real estate in the accompanying consolidated balance sheets.

Pursuant to the Property Management Agreements with certain TMKs, AMB Property Japan earns property management fees for managing their properties. For the year ended December 31, 2010, AMB Property Japan earned property management fees of approximately ¥ 103.0 million.

Pursuant to the Amended and Restated Asset Management Agreements with certain TMKs, AMB Property Japan earns an accounting fee for maintaining the books and records with respect to their properties. For the year ended December 31, 2010, AMB Japan earned accounting fees of ¥ 5.6 million.

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

In preparing the consolidated financial statements, the Fund evaluated subsequent events occurring through February 15, 2011, the date these financial statements were issued, in accordance with the Fund’s policy related to disclosures of subsequent events.

On January 30, 2011, AMB Property Corporation (“the Parent Company”) and AMB entered into an Agreement and Plan of Merger (the “merger agreement”) with ProLogis, a Maryland real estate investment trust, New Pumpkin Inc., a Maryland corporation and a wholly owned subsidiary of ProLogis, Upper Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of New Pumpkin, and Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of Upper Pumpkin. The merger agreement provides that: (1) Pumpkin LLC will be merged with and into ProLogis, with ProLogis continuing as the surviving entity and as a wholly owned subsidiary of Upper Pumpkin; (2) thereafter, New Pumpkin will be merged with and into the Parent Company (the “merger”), with the Parent Company continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.”; and (3) thereafter, the surviving corporation will contribute all of the outstanding equity interests of Upper Pumpkin to AMB in exchange for the issuance by AMB of partnership interests to the surviving corporation. As a result of the mergers, each outstanding common share of beneficial interest of ProLogis will be converted into the right to receive 0.4464 of a newly issued share of common stock of the Parent Company. The merger is subject to customary closing conditions, including receipt of approval of the Parent Company’s stockholders and ProLogis shareholders.

The merger agreement provides that, upon the consummation of the merger, the board of directors of the surviving corporation will consist of 11 members, as follows: (i) Mr. Hamid R. Moghadam, the current chief executive officer of the Parent Company, (ii) Mr. Walter C. Rakowich, the current chief executive officer of ProLogis, (iii) four individuals to be selected by the current members of the board of directors of the Parent Company, and (iv) five individuals to be selected by the current members of the board of trustees of ProLogis. In addition, upon the consummation of the merger, (a) Mr. Moghadam and Mr. Rakowich will become co-chief executive officers of the surviving corporation, (b) Mr. William E. Sullivan, the current chief financial officer of ProLogis, will become the chief financial officer of the surviving corporation, (c) Mr. Irving F. Lyons, III, a current member of the board of trustees of ProLogis, will become the lead independent director of the surviving corporation, (d) Mr. Moghadam will become the chairman of the board of directors of the surviving corporation and (e) Mr. Rakowich will become the chairman of the executive committee of the board of directors of the surviving corporation.

The merger agreement also provides that, on December 31, 2012, (i) unless earlier terminated in accordance with the bylaws of the surviving corporation, the employment of Mr. Rakowich as co-chief executive officer will terminate and Mr. Rakowich will thereupon retire as co-chief executive officer and as a director of the surviving corporation, and Mr. Moghadam will become the sole chief executive officer (and will remain the chairman of the board of directors) of the surviving corporation, and (ii) unless earlier terminated, the employment of Mr. Sullivan as the chief financial officer of the surviving corporation will terminate and Mr. Thomas S. Olinger, the current chief financial officer of the Parent Company, will become the chief financial officer of the surviving corporation.

Additional Information About the Proposed Transaction and Where to Find it:

In connection with the proposed transaction, the Parent Company expects to file with the SEC a registration statement on Form S-4 that will include a joint proxy statement of ProLogis and the Parent Company that also constitutes a prospectus of the Parent Company. ProLogis and the Parent Company also plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus (if and when it becomes available) and other relevant documents filed by ProLogis and the Parent Company with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by ProLogis with the SEC will be available free of charge on ProLogis’

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

website at www.prologis.com or by contacting ProLogis Investor Relations at +1-303-567-5690. Copies of the documents filed by the Parent Company with the SEC will be available free of charge on the Parent Company’s website at www.amb.com or by contacting AMB Investor Relations at +1-415-394-9000.

The Parent Company and ProLogis and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. You can find information about the Parent Company’s executive officers and directors in the Parent Company’s definitive proxy statement filed with the SEC on March 24, 2010. You can find information about ProLogis’ executive officers and directors in ProLogis’ definitive proxy statement filed with the SEC on March 30, 2010. Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and other relevant documents filed with the SEC if and when they become available. You may obtain free copies of these documents from the Parent Company or ProLogis using the sources indicated above.

This document shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

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

Restricted Cash.  Restricted cash includes cash reserves required to be held pursuant to agreements with Chuo Mitsui Trust & Banking Co., Ltd., JP Morgan Trust Bank, Ltd. (“JP Morgan”), Sumitomo Mitsui Banking Corporation, Shinsei Bank, Limited, and Mitsubishi UFJ Lease, Finance Company Limited, GE Real Estate

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation Japan and PK Airfinance Japan Limited, as well as cash held in escrow under the terms of the loan agreement with JP Morgan. Pursuant to these agreements, minimum levels of cash are required to be held as reserves for operating expenses, real estate taxes and insurance reserves, security deposits, maintenance reserves and periodic withholding of collections for debt servicing.

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

Deferred tax assets and valuation allowance.  Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the Fund financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized, based on historical and projected financial information of the Fund along with any positive or negative evidence, when it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized.

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2009 and 2008, the Fund had eight and seven collateralized specified bonds payable, respectively, totaling ¥ 49.7 billion and ¥ 50.3 billion, respectively. Of the ¥ 49.7 billion bonds payable, ¥ 40.6 billion bears interest at rates per annum equal to the rates of three-month Yen TIBOR or three-month Yen LIBOR plus a margin ranging from 85 to 200 basis points and matures between 2011 and 2013. To hedge the cash flows of these floating rate borrowings, the Fund purchased interest swaps and interest rate caps, which have fixed the interest rates payable on principal amounts totaling ¥ 36.6 billion and ¥ 36.4 billion as of December 31, 2009 and 2008, respectively, at rates ranging from 1.32 percent to 1.60 percent per annum excluding the margin. Including the interest rate swaps and interest rate caps, the effective borrowing costs for the ¥ 40.6 billion and ¥ 41.0 billion bonds payable as of December 31, 2009 and 2008 respectively, are 2.50 percent and 2.56 percent per annum, respectively.

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

AMB JAPAN FUND I, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Exhibit
Number	Description

3.1	Articles of Incorporation of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.16 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.17 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.19 to AMB Property Corporation’s Registration Statement on Form 8-A filed on December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.18 to AMB Property Corporation’s Registration Statement on Form 8-A filed on August 24, 2006).
3.6	Articles Supplementary Reestablishing and Refixing the Rights and Preferences of the 7.75% Series D Cumulative Redeemable Preferred Stock as 7.18% Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of AMB Property Corporation’s Current Report on Form 8-K filed on February 22, 2007).
3.7	Articles Supplementary Redesignating and Reclassifying 510,000 Shares of 8.00% Series I Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.8	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series J Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.2 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.9	Articles Supplementary Redesignating and Reclassifying 800,000 Shares of 7.95% Series K Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Current Report on Form 8-K filed on May 16, 2007).
3.10	Sixth Amended and Restated Bylaws of AMB Property Corporation (incorporated by reference to Exhibit 3.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 25, 2008).
3.11	Articles Supplementary Redesignating and Reclassifying 1,595,337 Shares of 7.18% Series D Cumulative Redeemable Preferred Stock as Preferred Stock (incorporated by reference to Exhibit 3.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 22, 2009).
3.12	Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 3.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 30, 2006).
4.1	Form of Certificate for Common Stock of AMB Property Corporation (incorporated by reference to Exhibit 3.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of AMB Property Corporation (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Form 8-A filed on November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.5 to AMB Property Corporation’s Form 8-A filed on August 24, 2006).
4.6	Specimen of 7.50% Notes due 2018 (included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163) and also included in the Second Supplemental Indenture incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).

Exhibit
Number	Description

4.7	$50,000,000 7.00% Fixed Rate Note No. 9 dated March 7, 2001, attaching the Parent Guarantee dated March 7, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 16, 2001 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 16, 2001).
4.8	$25,000,000 6.75% Fixed Rate Note No. 10 dated September 6, 2001, attaching the Parent Guarantee dated September 6, 2001 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 18, 2001 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 18, 2001).
4.9	$100,000,000 Fixed Rate Note No. B-2 dated March 16, 2004, attaching the Parent Guarantee dated March 16, 2004 (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 17, 2004 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 17, 2004).
4.10	$175,000,000 Fixed Rate Note No, B-3, attaching the Parent Guarantee (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 18, 2005 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on November 18, 2005).
4.11	Indenture dated as of June 30, 1998, by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.12	First Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form S-11 (No. 333-49163) and also incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.13	Second Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163) and also incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.14	Third Supplemental Indenture dated as of June 30, 1998 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-49163) and also incorporated by reference to Exhibit 4.4 of AMB Property, L.P.’s Registration Statement on Form S-11 (No. 333-49163)).
4.15	Fourth Supplemental Indenture dated as of August 15, 2000 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K/A filed on November 16, 2000 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K/A filed on November 16, 2000).
4.16	Fifth Supplemental Indenture dated as of May 7, 2002 by and among AMB Property, L.P., AMB Property Corporation and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 and also incorporated by reference to Exhibit 4.15 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.17	Sixth Supplemental Indenture dated as of July 11, 2005 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
4.18	5.094% Notes due 2015, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005 and also incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number	Description

4.19	Seventh Supplemental Indenture dated as of August 10, 2006 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee, including the Form of Fixed Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee, and the Form of Floating Rate Medium-Term Note, Series C, attaching the Form of Parent Guarantee. (incorporated by reference to Exhibit 4.2 to AMB Property Corporation’s Current Report on Form 8-K filed on August 10, 2006 and also incorporated by reference to Exhibit 4.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 10, 2006).
4.20	$175,000,000 Fixed Rate Note No. FXR-C-1 dated as of August 15, 2006, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 15, 2006 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on August 15, 2006).
4.21	Form of Registration Rights Agreement among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Registration Statement on Form S-11 (No. 333-35915)).
4.22	Registration Rights Agreement dated November 14, 2003 by and among AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on Form 8-K filed on November 17, 2003).
4.23	Registration Rights Agreement dated as of May 5, 1999 by and among AMB Property Corporation, AMB Property II, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.24	Registration Rights Agreement dated as of November 1, 2006 by and among AMB Property Corporation, AMB Property II, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
4.25	$325,000,000 Fixed Rate Note No. FXR-C-2, attaching the Parent Guarantee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation’s Current Report on 8-K filed on May 1, 2008 and also incorporated by reference to Exhibit 4.1 of AMB Property, L.P.’s Current Report on 8-K filed on May 1, 2008).
4.26	$50,000,000 8.00% Fixed Rate Note No. 3 dated October 26, 2000, attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.7 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and also incorporated by reference to Exhibit 4.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.27	$25,000,000 8.000% Fixed Rate Note No. 4 dated October 26, 2000 attaching the Parent Guarantee dated October 26, 2000 (incorporated by reference to Exhibit 4.8 of AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and also incorporated by reference to Exhibit 4.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.28	Registration Rights Agreement dated as of November 10, 2009 by and between AMB Property Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 10, 2009).
4.29	Eighth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.30	Ninth Supplemental Indenture dated as of November 20, 2009 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.31	6.125% Notes due 2016, attaching Parent Guarantee (incorporated by reference to Exhibit 4.3 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).

Exhibit
Number		Description

4.32		6.625% Notes due 2019, attaching Parent Guarantee (incorporated by reference to Exhibit 4.4 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on November 20, 2009).
4.33		Registration Rights Agreement dated November 26, 1997 among AMB Property Corporation and the persons named therein (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on August 3, 2010).
4.34		Tenth Supplemental Indenture dated as of August 9, 2010 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on August 9, 2010).
4.35		4.500% Notes due 2017, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on August 9, 2010).
4.36		Eleventh Supplemental Indenture dated as of November 12, 2010 by and among AMB Property, L.P., AMB Property Corporation and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to AMB Property Corporation and AMB Property, L.P.’s first Current Report on Form 8-K filed on November 10, 2010).
4.37		4.00% Notes due 2018, attaching Parent Guarantee (incorporated by reference to Exhibit 4.2 to AMB Property Corporation and AMB Property, L.P.’s first Current Report on Form 8-K filed on November 10, 2010).
4.38		Registration Rights Agreement dated as of July 8, 2005 by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).
*10	.1	Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.2	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.20 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P., dated September 23, 2004 (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004 and also incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q filed on November 9, 2004).
*10	.4	Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on May 15, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on May 15, 2007).
10.5		Twelfth Amended and Restated Agreement of Limited Partnership of AMB Property, L.P. dated as of August 25, 2006, (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on August 30, 2006).
10.6		Fifteenth Amended and Restated Agreement of Limited Partnership of AMB Property II, L.P., dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to AMB Property Corporation’s and AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.7		Exchange Agreement dated as of July 8, 2005, by and between AMB Property, L.P. and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 13, 2005 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 13, 2005).

Exhibit
Number		Description

10.8		Guaranty of Payment, dated as of June 1, 2006 by AMB Property Corporation for the benefit of JPMorgan Chase Bank, and J.P. Morgan Europe Limited, as administrative agents, for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.8 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.9		Qualified Borrower Guaranty, dated as of June 1, 2006 by AMB Property, L.P. for the benefit of JPMorgan Chase Bank and J.P. Morgan Europe Limited, as administrative agents for the banks listed on the signature page to the Third Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.10 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.9 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.10		Guaranty of Payment, dated as of June 23, 2006 by AMB Property, L.P. and AMB Property Corporation for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, for the banks that are from time to time parties to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.11 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.10 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.11		Third Amended and Restated Revolving Credit Agreement, dated as of June 1, 2006, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Alternate Currencies, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Eurohypo AG, New York Branch, Wachovia Bank, N.A. and PNC Bank, National Association, as Documentation Agents, The Bank of Nova Scotia, acting through its San Francisco Agency, Wells Fargo Bank, N.A., ING Real Estate Finance (USA) LLC and LaSalle Bank National Association, as Managing Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 7, 2006 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 7, 2006).
10.12		Amended and Restated Revolving Credit Agreement, dated as of June 23, 2006, by and among the initial borrower and the initial qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a guarantor, AMB Property Corporation, as a guarantor, the banks listed on the signature pages thereto, Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookmanager, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on June 29, 2006 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on June 29, 2006).
*10	.13	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
*10	.14	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on October 4, 2006 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 4, 2006).
*10	.15	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
*10	.16	Form of Assignment and Assumption Agreement to Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and certain executive officers (incorporated by reference to Exhibit 10.17 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and also incorporated by reference to Exhibit 10.16 of AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit
Number	Description

10.17	Collateral Loan Agreement, dated as of February 14, 2007, by and among The Prudential Insurance Company Of America and Prudential Mortgage Capital Company, LLC, as Lenders, and AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC as Borrowers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.18	$160,000,000 Amended, Restated and Consolidated Promissory Note (Fixed A-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to Prudential Mortgage Capital Company LLC, as Lender (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.19	$40,000,000 Amended, Restated and Consolidated Promissory Note (Floating A-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.20	$84,000,000 Amended, Restated and Consolidated Promissory Note (Fixed B-1), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.21	$21,000,000 Amended, Restated and Consolidated Promissory Note (Floating B-2), dated February 14, 2007, by AMB-SGP California, LLC, AMB-SGP CIF-California, LLC, AMB-SGP CIF-I, LLC, AMB-SGP Docks, LLC, AMB-SGP Georgia, LLC, AMB-SGP CIF-Illinois, L.P. and AMB-SGP TX/IL SUB, LLC, as Borrowers, to The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Form 8-K filed on February 21, 2007 and also incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Form 8-K filed on February 21, 2007).
10.22	Deed of Accession and Amendment, dated March 21, 2007, by and between ING Real Estate Finance NV, AMB European Investments LLC, AMB Property, L.P., SCI AMB Givaudan Distribution Center, AMB Hordijk Distribution Center B.V., ING Bank NV, the Original Lenders and the Entities of AMB (both as defined in the Deed of Accession and Amendment) (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on March 23, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on March 27, 2007).
10.23	Fifth Amended and Restated Revolving Credit Agreement, dated as of July 16, 2007, by and among the qualified borrowers listed on the signature pages thereto, AMB Property, L.P., as a qualified borrower and guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, Calyon New York Branch, Citicorp North America, Inc., and The Royal Bank of Scotland PLC, as co-documentation agents, Banc of America Securities Asia Limited, as Hong Kong Dollars agent, Bank of America, N.A., acting by its Canada Branch, as reference bank, Bank of America, Singapore Branch, as Singapore Dollars agent, and each of the other lending institutions that becomes a lender thereunder (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on July 20, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on July 20, 2007).

Exhibit
Number	Description

10.24	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 23, 2007, by and among the initial borrower, each qualified borrower listed on the signature pages thereto, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the Alternate Currency Banks (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.4 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.4 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.25	RMB Revolving Credit Agreement, dated October 23, 2007, between Wealth Zipper (Shanghai) Property Development Co., Ltd., the RMB Lenders listed therein, Sumitomo Mitsui Banking Corporation, New York Branch, as Administrative Agent and Sole Lead Arranger and Bookmanager, and Sumitomo Mitsui Banking Corporation, Shanghai Branch, as RMB Settlement Agent (incorporated by reference to Exhibit 10.5 to AMB Property Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.5 of AMB Property, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.26	Credit Agreement, dated as of March 27, 2008, among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, and U.S. Bank National Association, as documentation agents, and a syndicate of other banks (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.27	Guaranty of Payment, dated as of March 27, 2008, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of March 27, 2008 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on April 2, 2008 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on April 2, 2008).
10.28	AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, by and among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS, as logistics fund, affiliates of AMB Europe Fund I FCP-FIS as listed therein, financial institutions as listed therein as original lenders (and other lenders that are from time to time parties thereto), AMB Property, L.P., as loan guarantor, and ING Real Estate Finance NV, as facility agent (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.29	Loan Guarantee, dated as of May 30, 2008, by AMB Property, L.P., as Guarantor, for the benefit of the facility agent and the lenders that are from time to time parties to that certain AMB Property, L.P. Guaranteed Multicurrency Revolving Facility Agreement, dated as of May 30, 2008, among AMB Fund Management S.à.r.l. acting on its own name but on behalf of AMB Europe Fund I FCP-FIS as the logistics fund, AMB Property, L.P. as the loan guarantor, the financial institutions listed therein as original lenders (and other lenders that are from time to time parties thereto) and ING Real Estate Finance N.V., as the facility agent (incorporated by reference to Exhibit 10.3 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.30	Counter-Indemnity, dated May 30, 2008, by and between AMB Property, L.P. and AMB Fund Management S.à.r.l. on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on 8-K filed on June 5, 2008 and also incorporated by reference to Exhibit 10.3 of AMB Property, L.P.’s Current Report on 8-K filed on June 5, 2008).
10.31	Credit Agreement, dated as of September 4, 2008, by and among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereto, The Bank of Nova Scotia, as Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).

Exhibit
Number		Description

10.32		Guaranty of Payment, dated as of September 4, 2008, by AMB Property Corporation, as Guarantor, for the benefit of The Bank of Nova Scotia, as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of September 4, 2008, among AMB Property, L.P., as the Borrower, the banks listed on the signature pages thereto, the Administrative Agent, ING Real Estate Finance (USA) LLC, as Syndication Agent, The Bank of Nova Scotia and ING Real Estate Finance (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and TD Bank N.A. and US Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.2 to AMB Property Corporation’s Current Report on Form 8-K filed on September 5, 2008 and also incorporated by reference to Exhibit 10.2 of AMB Property, L.P.’s Current Report on Form 8-K filed on September 5, 2008).
10.33		Termination Letter, dated December 29, 2008, from ING Real Estate Finance N.V., as Facility Agent, to AMB Fund Management S.à.r.l., acting in its own name but on behalf of AMB Europe Fund I FCP-FIS (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on January 5, 2009 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on January 5, 2009).
10.34		Amendment No. 1 to Credit Agreement, dated as of January 26, 2009, by and among AMB Property, L.P., AMB Property Corporation, as guarantor, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, Sumitomo Mitsui Banking Corporation, as syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, and HSBC Bank USA, National Association and U.S. Bank National Association, as documentation agents (incorporated by reference to Exhibit 10.37 to AMB Property Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and also incorporated by reference to Exhibit 10.34 to AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10	.35	Separation Agreement and Release of All Claims, dated September 18, 2009, by and between AMB Property Corporation and John T. Roberts, Jr. (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on September 23, 2009).
10.36		Credit Agreement, dated as of October 15, 2009, by and among AMB Property, L.P., JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as administrative agent for Euros, Sumitomo Mitsui Banking Corporation, as administrative agent for Yen and syndication agent, J.P. Morgan Securities Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Calyon Credit Agricole CIB, New York Branch, and U.S. Bank National Association, and HSBC Bank USA, National Association, as documentation agents, AMB European Investments LLC and AMB Japan Finance, Y.K., as the initial qualified borrowers, and a syndicate of banks (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.37		Guaranty of Payment, dated as of October 15, 2009, by AMB Property Corporation for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.38		Qualified Borrower Guaranty, dated as of October 15, 2009, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Administrative Agent, and Sumitomo Mitsui Banking Corporation, as Administrative Agent, for the banks that are from time to time parties to that certain Credit Agreement, dated as of October 15, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of AMB Property Corporation and AMB Property, L.P. filed on October 21, 2009).
10.39		Fourth Amended and Restated Revolving Credit Agreement, dated as of November 10, 2010, among AMB Property, L.P., as Borrower, the banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, PNC Bank, NA, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Documentation Agents, and Compass Bank, US Bank, NA and Union Bank, N.A., as Managing Agents (incorporated by reference to Exhibit 10.1 to AMB Property Corporation and AMB Property, L.P.’s second Current Report on Form 8-K filed on November 10, 2010).

Exhibit
Number	Description

10.40	Guaranty of Payment, dated as of November 10, 2010, by AMB Property Corporation, for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Europe Limited, as Administrative Agent for the banks that are from time to time parties to that certain Fourth Amended and Restated Revolving Credit Agreement, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation and AMB Property, L.P.’s second Current Report on Form 8-K filed on November 10, 2010).
10.41	Qualified Borrower Guaranty, dated as of November 10, 2010, by AMB Property, L.P. for the benefit of JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Europe Limited, as Administrative Agent for the banks that are from time to time parties to that certain Fourth Amended and Restated Revolving Credit Agreement, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.3 to AMB Property Corporation and AMB Property, L.P.’s second Current Report on Form 8-K filed on November 10, 2010).
10.42	Credit Agreement, dated as of November 29, 2010, among AMB Property, L.P. as Borrower, the banks listed on the signature pages thereof, HSBC Bank USA, National Association, as administrative agent, Credit Agricole Corporate and Investment Bank, as syndication agent, and HSBC Securities, Inc. and Credit Agricole Corporate and Investment Bank, as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc. as documentation agent (incorporated by reference to Exhibit 10.1 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.43	Guaranty of Payment, dated as of November 29, 2010, by AMB Property Corporation for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.2 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.44	Qualified Borrower Guaranty, dated as of November 29, 2010, by AMB Property, L.P. for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to that certain Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.3 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.45	Second Amended and Restated Revolving Credit Agreement, dated as of December 1, 2010, among AMB Japan Finance Y.K., as initial borrower, AMB Property, L.P., as guarantor, AMB Property Corporation, as guarantor, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.4 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
10.46	Guaranty of Payment, dated as of December 1, 2010, by AMB Property, L.P. and AMB Property Corporation, as guarantors, for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent and sole lead arranger and bookrunner, and for the banks that are from time to time parties to that certain Second Amended and Restated Revolving Credit Agreement, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.5 to AMB Property Corporation and AMB Property, L.P.’s Current Report on Form 8-K filed on December 1, 2010).
21.1	Subsidiaries of AMB Property Corporation.
21.2	Subsidiaries of AMB Property, L.P.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included in signature pages of this annual report).
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated February 18, 2011 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated February 18, 2011 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated February 18, 2011 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Exhibit
Number	Description

32.2	18 U.S.C. § 1350 Certifications dated February 18, 2011 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
101	The following materials from the Annual Reports on Form 10-K of AMB Property Corporation and AMB Property, L.P. for the period ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement