Form 10-K/A
period 2010-12-31
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2011-03-10
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-13545 (AMB Property Corporation)
001-14245 (AMB Property, L.P.)
AMB Property Corporation
AMB Property, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (AMB Property Corporation) Delaware (AMB Property, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	94-3281941 94-3285362 (I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)
(415) 394-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
AMB Property Corporation	Common Stock, $.01 par value	New York Stock Exchange
AMB Property Corporation	6.50% Series L Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property Corporation	6.75% Series M Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property Corporation	7.00% Series O Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property Corporation	6.85% Series P Cumulative Redeemable Preferred Stock	New York Stock Exchange
AMB Property, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act:

AMB Property Corporation	None
AMB Property, L.P	None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

AMB Property Corporation	Yes ☑ No ☐
AMB Property, L.P.	Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

AMB Property Corporation	Yes ☐ No ☑
AMB Property, L.P.	Yes ☐ No ☑
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

     This Annual Report on Form 10-K for AMB Property Corporation and AMB Property, L.P. for the year ended December 31, 2010 is being amended to include Part III, Items 10-14.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
     The Company’s Board of Directors is comprised of the following nine individuals, each of whom has also been nominated for re-election as a director at the 2011 Annual Meeting: Hamid R. Moghadam, T. Robert Burke, David A. Cole, Lydia H. Kennard, J. Michael Losh, Frederick W. Reid, Jeffrey L. Skelton, Thomas W. Tusher and Carl B. Webb. All members of the Board serve a one-year term, which expires at the following annual meeting of stockholders when their successors are duly elected and qualified.
     Information about each director’s share ownership is set forth under the table entitled “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 below. The principal occupation and certain other information regarding our director nominees are set forth below as of March 2, 2011.

Hamid R. Moghadam
Age 54
Director since 1997
AMB Board Committees: Member, Executive Committee

One of the founders (in 1983) of the predecessor to AMB Property Corporation, Mr. Moghadam has over 30 years of experience in real estate. He is currently our Chairman and Chief Executive Officer. Mr. Moghadam holds bachelor’s and master’s degrees in engineering from the Massachusetts Institute of Technology and an M.B.A. degree from the Graduate School of Business at Stanford University.

Mr. Moghadam is a member of the board of trustees of Leland Stanford Junior University, and is a former member of the Stanford Graduate School of Business Advisory Council and its Campaign Steering Committee. He is a former Chairman of the Executive Committee and the Board of Governors of the National Association of Real Estate Investment Trusts, is a former Chairman of Stanford Management Company, is a former member of the board of directors of Plum Creek Timber Company, is a founding member of the Real Estate Roundtable, and has served on various committees of the Massachusetts Institute of Technology. In addition, as an active participant in the San Francisco Bay Area community, he has served on various philanthropic and community boards, including the California Academy of Sciences, the Bay Area Discovery Museum, Town School for Boys, and as Chairman of the Young Presidents’ Organization’s (YPO) Northern California Chapter. As a result of these and other professional experiences, Mr. Moghadam possesses particular knowledge and experience about AMB and in the real estate and real estate investment trust industry that strengthen the Board’s collective qualifications, skills and experience.

T. Robert Burke
Age 68
Director since 1997
AMB Board Committees: Chair, Executive Committee

Mr. Burke is one of the founders (in 1983) of the predecessor to AMB Property Corporation. From November 1997 to December 1999, Mr. Burke was our Chairman of the Board. He was formerly a senior real estate partner with Morrison & Foerster LLP and, for two years, served as that firm’s Managing Partner for Operations. Mr. Burke graduated from Stanford University and holds a J.D. degree from Stanford Law School.

Mr. Burke is a former member of the Board of Governors of the National Association of Real Estate Investment Trusts, and is a former member of the Board of Trustees of Stanford University. Mr. Burke is also the former Chairman of the Board of Directors of the Pension Real Estate Association. As a result of these and other professional experiences, Mr. Burke possesses particular knowledge and experience about AMB and in the real estate and real estate investment trust industry that strengthen the Board’s collective qualifications, skills and experience.

David A. Cole
Age 68
Director since 2000
AMB Board Committees: Chair, Compensation Committee

Mr. Cole was named Chairman of the Board and Chief Executive Officer of Kurt Salmon Associates, a global management consulting firm, in January 1988. He retired as Chief Executive Officer in December 1998 and continued to serve as Chairman of the Board until January 2001. He served as Chairman Emeritus until 2009. Mr. Cole holds a bachelor’s degree in engineering from Auburn University and has successfully completed the Advanced Management Program at Harvard Business School.

Mr. Cole is a member of the Board of Directors of PRGX, Inc., a publicly traded provider of audit recovery, analytic and advisory services, is Chairman of its governance and nominating committee and serves on its compensation committee. He served as Chairman of the Board of Directors of PRGX, Inc. from 2005 to 2006. Mr. Cole is a member of the Board of Directors of Americorp Holding, Inc., a privately held operator of healthcare clinics. He is also a member of the Advisory Board of Goizueza Business School at Emory University and a trustee of the Galloway School in Atlanta, Georgia. As a result of these and other professional experiences, Mr. Cole possesses particular knowledge and experience in strategic planning and leadership of complex organizations that strengthen the Board’s collective qualifications, skills and experience.

Lydia H. Kennard
Age 56
Director since 2004
AMB Board Committees: Chair, Nominating and Governance Committee

From 1999 to 2003 and again from October 2005 to February 2007, Ms. Kennard served as Executive Director of Los Angeles World Airports, a system of airports comprising Los Angeles International, Ontario International, Palmdale Regional and Van Nuys General Aviation Airports. She is currently a principal of Airport Property Ventures, LLC and KDG Development & Construction Consulting. She served as Deputy Executive for Design and Construction for Los Angeles World Airports from 1994 to 1999. Ms. Kennard holds a J.D. degree from Harvard Law School, a master’s degree in city planning from the Massachusetts Institute of Technology, and a bachelor’s degree in urban planning and management from Stanford University.

Ms. Kennard is a director of Intermec, Inc., an industrial technologies company, a member of the UniHealth Foundation Board, a member of the California Air Resources Board, a trustee for RAND Corporation, where she serves on the executive and audit committees, a trustee for the University of Southern California, a director of URS Corporation, where she as chair of the Board Affairs Committee, a trustee for the Marlborough School, where she serves on the audit and development committees, and is a former director of IndyMac Bank. As a result of these and other professional experiences, Ms. Kennard possesses particular knowledge and experience in the airport and aviation industries that strengthen the Board’s collective qualifications, skills and experience.

J. Michael Losh
Age 64
Director since 2003
AMB Board Committees: Chair, Audit Committee

From July 2004 to May 2005, Mr. Losh served as interim chief financial officer of Cardinal Health, Inc., a health care products and services company. Mr. Losh spent 36 years with General Motors Corporation, most recently as Executive Vice President and Chief Financial Officer of General Motors from July 1994 through August 2000 and as chairman of GMAC, General Motor’s financial services group, from July 1994 until 1999. He oversaw major capacity expansion programs and integrated finance functions when he served as finance director of General Motors de Brazil from 1979 to 1982 and as managing director of General Motors de Mexico from 1982 to 1984. Mr. Losh was elected Vice President of General Motors and General Manager of the Pontiac Division in July 1984, and in June 1989 was named Vice President and General Manager of the Oldsmobile Division. From 1992 to 1994, Mr. Losh served as Group Vice President in charge of North American Vehicle Sales, Service and Marketing. Mr. Losh holds a B.S. degree in Mechanical Engineering from Kettering University and an M.B.A. degree from Harvard University.

Mr. Losh currently serves on the boards of CareFusion Corporation, a medical devices company, where he is the presiding director and serves on the audit committee; AON Corporation, an insurance and risk management company, where he serves on the audit, governance and nominating, finance and compensation committees; Masco Corporation, a home improvement and building products company, where he serves on the audit committee, the pricing committee and the compensation committee; H.B. Fuller Company, a chemical manufacturer, where he serves on the audit and governance committees; and TRW Automotive Inc., an automotive product company, where he serves on the audit and compensation committees. As a result of these and other professional experiences, Mr. Losh possesses particular knowledge and experience in strategic planning and leadership of complex organizations, as well as expertise in finance, that strengthen the Board’s collective qualifications, skills and experience.

Frederick W. Reid
Age 60
Director since 2003
AMB Board Committees: Member, Compensation Committee; Member, Nominating and Governance Committee

Mr. Reid is currently the President of Flexjet and SkyJet U.S. He served as Chief Executive Officer of Virgin America, a startup airline that launched operations in August 2007, until January 2008. Mr. Reid joined Virgin America in April 2004. Previously, Mr. Reid served as President and Chief Operating Officer of Delta Airlines from May 2001 to April 2004 and served as Executive Vice President and Chief Marketing Officer of Delta Airlines from July 1998 to May 2001. Before joining Delta Airlines, Mr. Reid served as President and Chief Operating Officer of Lufthansa German Airlines from April 1997 to June 1998, as Executive Vice President from 1996 to March 1997 and as Senior Vice President, The Americas from 1991 to 1996. Between 1976 and 1991, Mr. Reid held various management positions at Pan American World Airways and American Airlines, based in Western Europe, the Middle East and South Asia. Mr. Reid holds a B.A. degree in Asian Studies from the University of California at Berkeley.

Mr. Reid is a member of the Advisory Board for the Taub Institute for Research on Alzheimer’s Disease and the Aging Brain. As a result of these and other professional experiences, Mr. Reid possesses particular knowledge and experience in the airport and aviation industry that strengthen the Board’s collective qualifications, skills and experience.

Jeffrey L. Skelton
Age 61
Director since 1997
AMB Board Committees: Member, Audit Committee; Member, Executive Committee

Mr. Skelton is Managing Partner of Resultant Capital Partners, LLC, an investment management firm. Mr. Skelton served as President and Chief Executive Officer of Symphony Asset Management, a subsidiary of Nuveen Investments, Inc., from 2004 until 2009. Prior to founding Symphony Asset Management in 1994, he was with Wells Fargo Nikko Investment Advisors from January 1984 to December 1993, where he served in a variety of capacities, including Chief Research Officer, Vice Chairman, Co-Chief Investment Officer and Chief Executive of Wells Fargo Nikko Investment Advisors Limited in London. Mr. Skelton has a Ph.D. in Mathematical Economics and Finance and an M.B.A. degree from the University of Chicago, and was an Assistant Professor of Finance at the University of California at Berkeley, Walter A. Haas School of Business.

Mr. Skelton is a trustee of the Woodrow Wilson National Fellowship Foundation. As a result of these and other professional experiences, Mr. Skelton possesses particular knowledge and experience in strategic planning and leadership of complex organizations, as well as expertise in finance, that strengthen the Board’s collective qualifications, skills and experience.

Thomas W. Tusher
Age 69
Director since 1997
AMB Board Committees: Member, Compensation Committee

Mr. Tusher was President and Chief Operating Officer of Levi Strauss & Co. from 1984 through 1996, when he retired. Previously, he was President of Levi Strauss International from 1976 to 1984. Mr. Tusher began his career at Levi Strauss in 1969. He was a director of the publicly-held Levi Strauss & Co. from 1978 to 1985, and was named a director of the privately-controlled Levi Strauss & Co. in 1989, a position he held until his retirement at the end of 1996. Prior to joining Levi Strauss & Co., Mr. Tusher was with Colgate Palmolive from 1965 to 1969. Mr. Tusher has a bachelor’s degree from the University of California at Berkeley and an M.B.A. degree from the Graduate School of Business at Stanford University.

Mr. Tusher is a director of Amisfield Wine Company in New Zealand. He is a former director of Dash America (Pearl Izumi), Cakebread Cellars, Great Western Financial Corporation and the San Francisco Chamber of Commerce. He is also Chairman Emeritus and a member of the advisory board of the Walter A. Haas School of Business at the University of California at Berkeley. Mr. Tusher is also a director of the World Wildlife Fund, a member of the Board of Trustees of the California Academy of Sciences and a former director of the Stanford Graduate School of Business Advisory Council. As a result of these and other professional experiences, Mr. Tusher possesses particular knowledge and experience in strategic planning and leadership of complex organizations that strengthen the Board’s collective qualifications, skills and experience.

Carl B. Webb
Age 61
Director since 2007
AMB Board Committees: Member, Audit Committee; Member, Nominating and Governance Committee

Mr. Webb is the Chief Executive Officer and Board Member of Pacific Capital Bancorp, and is Chairman and Chief Executive Officer of Pacific Capital Bank, N.A., Santa Barbara, California. He is also the Senior Partner of Ford Management, L.P., a Dallas-based private equity firm with a focus on equity investments in financial service firms nationally. In addition, Mr. Webb has served as a consultant to Hunter’s Glen/Ford, Ltd., a private investment partnership, since November 2002. He served as the Co-Chairman of Triad Financial Holdings LLC, a privately held financial services company, from July 2007 to October 2009, and was the interim President and Chief Executive Officer from August 2005 to July 2007.

Previously, Mr. Webb was the President, Chief Operating Officer and director of Golden State Bancorp Inc. and its subsidiary, California Federal Bank, FSB, from September 1994 to November 2002. Prior to his affiliation with California Federal Bank, FSB, Mr. Webb was the President and CEO of First Madison Bank, FSB (from 1993 to 1994) and First Gibraltar Bank, FSB (from 1988 to 1993), as well as President and Director of First National Bank at Lubbock (from 1983 to 1988). Mr. Webb received a Bachelor of Business Administration Degree from West Texas A&M University and a Graduate Banking Degree from Southwestern Graduate School of Banking at Southern Methodist University.

Mr. Webb is a director of Pacific Capital Bancorp, a publically traded bank holding company that owns a full service bank based in Santa Barbara, California, Hilltop Holdings Inc., a publicly-traded financial services holding company, and M & F Worldwide Corp., a holding company that manages two financial institution services companies and a licorice flavorings manufacturer, where he serves on the audit committee, is a former director of Plum Creek Timber Company, where he served on the audit and compensation committees, and is a former director of Triad Financial SM LLC. As a result of these and other professional experiences, Mr. Webb possesses particular knowledge and experience in strategic planning and the financial and real estate investment trust industries, as well as expertise in finance, that strengthen the Board’s collective qualifications, skills and experience.
EXECUTIVE OFFICERS
     The following is a biographical summary of the experience of our executive officers as of March 2, 2011:

Hamid R. Moghadam
Age:	54

Position(s):	Mr. Moghadam has served as our Chief Executive Officer since November 1997, our president under our bylaws and Maryland corporate law since February 2007 and as Chairman of the Board since January 2000.

Biographical information:	Biographical information regarding Mr. Moghadam is set forth under “Directors.”

Thomas S. Olinger
Age:	44

Position(s):	Chief Financial Officer

Biographical information:	Mr. Olinger joined us on February 23, 2007 and became our Chief Financial Officer on March 1, 2007. He currently serves as Chair of our Investment Committee and as an officer or director of a number of our other subsidiaries. From 2002 until February 2007, Mr. Olinger was the vice president and corporate controller of Oracle Corporation, a software and technology company, where he was responsible for global corporate accounting, external reporting, technical accounting, global revenue recognition, Sarbanes-Oxley compliance and finance merger and acquisition integration, among other duties. At Oracle, Mr. Olinger also oversaw global controllership operations in Dublin, Ireland, Bangalore, India, Sydney, Australia and Rocklin, California. Prior to his employment with Oracle, Mr. Olinger was an accountant and partner at Arthur Andersen LLP. At Arthur Andersen, Mr. Olinger served as the lead audit partner on our account from 1999 to 2002. He also worked with a number of other real estate investment trusts in Arthur Andersen’s real estate practice group and technology companies in Arthur Andersen’s software practice group. He is a board member of American Assets Trust, where he serves on its audit and nominating and governance committees. Mr. Olinger graduated in 1988 from Indiana University with a B.S. degree in finance with distinction.

Guy F. Jaquier
Age:	52

Position(s):	President, Europe & Asia; President, Private Capital

Biographical information:	As of January 1, 2010, Mr. Jaquier became the President, Private Capital in addition to his role as President, Europe and Asia. Mr. Jaquier joined us in June 2000 and served as our Executive Vice President, Chief Investment Officer from June 2000 to December 31, 2005 and our Executive Vice President, Europe & Asia from January 2006 to February 2007. He served as Vice Chairman of AMB Capital Partners, LLC, one of our subsidiaries from January 2001 to December 2005, and currently serves as an officer or director of a number of our other subsidiaries. He also serves as a director of the Runstad Center Advisory Board for the University of Washington real estate program. Mr. Jaquier has over 28 years of experience in real estate finance and investments. Between 1998 and June 2000, Mr. Jaquier served as Senior Investment Officer for real estate at the California Public Employees’ Retirement System, where his responsibilities included managing a $12 billion real estate portfolio. Prior to that, Mr. Jaquier spent 15 years at Lend Lease Real Estate Investments and its predecessor, Equitable Real Estate, where he held various transactions and management positions. He holds a B.S. degree in Building Construction Management from the University of Washington and an M.B.A. degree from the Harvard Graduate School of Business Administration.

Eugene F. Reilly
Age:	49

Position(s):	President, The Americas

Biographical information:	Mr. Reilly joined us in October 2003 and has over 26 years of experience in real estate development, acquisition, disposition, financing and leasing throughout the Americas. Prior to joining us, Mr. Reilly served as Chief Investment Officer at Cabot Properties, Inc., a private equity industrial real estate firm in which he was also a founding partner, and his tenure there, including its predecessor companies, spanned from 1992 to 2003. From 1985 to 1992, Mr. Reilly served in a variety of capacities at National Development Corporation, ultimately serving as Senior Vice President. Mr. Reilly is a director and Secretary of the National Association of Industrial and Office Parks (NAIOP), is a director of Strategic Hotels and Resorts, Inc., a publicly traded REIT and is a member of the Urban Land Institute. He began service on the national board of directors of NAIOP in 2010, and has previously served on the National Industrial Education Committee of NAIOP, and was a former member of the board of directors of its Massachusetts chapter. He has also served on the board of directors of Grupo Acción, S.A. de C.V.; a leading development company in Mexico. He holds an A.B. in Economics from Harvard College.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who are owners or beneficial owners of more than 10% of a registered class of our equity securities, to file with the U.S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Insiders are required by regulation of the U.S. Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us or written representations that no other reports or amendments were required, during the year ended December 31, 2010, all of these executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with all Section 16(a) filing requirements applicable to them.
CODE OF BUSINESS CONDUCT
     We have adopted a Code of Business Conduct that applies to our directors, officers and employees. Our Code of Business Conduct, as well as our Corporate Governance Principles, are available on our website at http://www.amb.com and in print at the request of any of our stockholders upon request. Requests for such copies should be addressed to: AMB Property Corporation, Pier 1, Bay 1,

San Francisco, California 94111, Attn: Investor Relations, telephone (415) 394-9000. We will promptly disclose on our website any amendments to, and waivers from, our Code of Business Conduct relating to any of these specified directors, officers and employees.
AUDIT COMMITTEE
     Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board of Directors has determined that we have three audit committee financial experts, J. Michael Losh, Jeffrey L. Skelton and Carl B. Webb, serving on our Audit Committee. Our Board has determined that Messrs. Losh, Skelton and Webb are independent as this term is defined by the New York Stock Exchange’s listing standards. Our Board has determined that Mr. Losh’s simultaneous service on the audit committees of more than two other public companies would not impair his ability to effectively serve on the Audit Committee of our Board of Directors. In reaching this determination, the Board considered that Mr. Losh’s substantial ability, experience and expertise in public financial reporting and management while serving as Chief Financial Officer of General Motors, a Fortune 100 company, among other similar positions, significantly benefits the Board and the company. The Board also determined that Mr. Losh’s service on the other companies’ audit committees did not hinder his ability to serve on our Audit Committee as he is currently retired and not serving in an executive officer capacity for another company.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
General Overview of AMB Pay Practices
     Our compensation program is founded on the principle of pay-for-performance that is tied to long-term stockholder value creation. The objectives of our compensation program are to:
(1)	reward and provide incentives for superior corporate, group and individual performance;

(2)	attract the best talent available in the marketplace; and

(3)	motivate and retain high performing employees.
     All of our employees and executives are compensated similarly, with a cash base salary, annual bonus opportunity and potential for long-term equity incentive awards. The annual bonus and long-term equity incentive awards are discretionary. We do not offer different types of compensation packages to different groups within our company, nor do we have employment contracts binding us to pay certain bonus or long-term equity incentive amounts.
     As an employee becomes more senior and his/her responsibilities grow broader in scope, an increasingly greater portion of his/her total annual compensation consists of variable bonus and incentive pay compared to the employee’s base salary. In addition, a larger portion of his/her annual compensation is delivered in the form of equity. We believe this compensation structure aligns such employee’s interests with that of our stockholders. Accordingly, as the role of an employee expands within the company, the portion of such employee’s compensation that is at risk also increases.
     We monitor and evaluate our pay practices on a regular basis and strive for alignment of our pay practices with our stockholders’ interests for long-term value and growth. Accordingly, we compare our compensation standards against those guidelines published by selected institutional investor organizations, such as Green Street Advisors.
     Generally:
•	We do not have employment contracts with our executives nor our U.S.-based employees, thus we do not have multi-year guarantees for salary increases, non-performance based bonuses or equity compensation. Our target and range for bonuses and equity compensation payments are discretionary and based on company, group and individual performance.

•	Our tax reimbursements for executive perquisites, such as for parking and financial planning, are minimal.

•	Our insider trading policy prohibits aggressive or speculative trading.

•	We have not re-priced or replaced any underwater stock options, and our equity incentive plan requires that we obtain stockholder approval before any repricings.

•	We have stock ownership and holding guidelines as set forth in the section entitled “Stock Ownership Guidelines” below, and our long-term equity incentive awards generally have a vesting period of 3 to 5 years.

•	We award a mix of full value and equity appreciation awards to our eligible employees.

•	We provide minimal perquisites for former and/or retired executives, the main perquisite being the opportunity for retired executives to buy healthcare coverage. We have not provided extraordinary relocation benefits for our current executives.

•	Our cash payments in connection with a change in control do not exceed 2 times base salary and bonus, and are paid out only on double-trigger events.
     Our Compensation Committee and Audit Committee monitor our risk management objectives to ensure that our compensation policies and practices do not materially increase our risk profile with respect to incentivizing our employees, and meet to discuss such objectives. In addition, our management provides a quarterly report to the Board regarding how the company is performing compared to our business plan and performance measure objectives.
     We award an employee with incentive pay after the end of our fiscal year based on the prior year’s performance. In determining the amount of incentive pay awarded, the Compensation Committee reviews the prior year’s corporate performance, as well as, group and individual performance. Corporate performance is determined based on certain pre-established performance objectives aligned with our business plan. The Compensation Committee also applies sound judgment to determine executive compensation. Long-term equity incentive awards for our executives are based on our total stockholder return relative to our peers over a three-year period. More detail on the specific corporate performance objectives used in determining 2010 annual bonus and long-term incentive payments follows in the “Executive Compensation Program — Annual Bonus Program” and “— Long-Term Equity Incentive Program” sections below.
     Group and individual performance is measured on the basis of quantitative and qualitative performance objectives that gauge a group’s and individual’s contribution to our success. Group performance goals, which are aligned with the business plan, are allocated to each executive by the Chairman and CEO. Group heads and managers then use the business plan and group performance goals to develop individual goals and objectives for the employees in their groups. We strongly believe that, by providing a pay-for-performance compensation program, we establish and maintain a performance and achievement-oriented environment throughout the organization and attract and retain exceptional talent.
     The following provides a more detailed analysis of the reasoning utilized in our decision-making on executive compensation-related matters.
Executive Compensation Program
     Consistent with our compensation philosophy and program for all employees, our executive compensation program offers three main elements of compensation:
•	Base salary,

•	Annual bonus, and

•	Long-term equity incentive awards.
     In determining base salary amounts and annual bonus and long-term equity incentive award ranges and targets for our executives, the Compensation Committee uses the following tools, from time to time, to assist in its determinations:
•	Compensation tally sheets, and

•	Benchmarking data.
     Compensation Tally Sheets. Management prepares tally sheets for each executive detailing compensation components for Compensation Committee review when setting and/or awarding compensation. The information contained on the tally sheets for each executive includes the prior year’s base salary, actual and target bonus, and actual and target long-term equity incentive award amounts. In addition, a comparison is made between the prior year’s total remuneration and target remuneration for the current compensation year. The target compensation for a current compensation year is based on benchmarking data.
     Benchmarking Data. The current executive compensation program targets cash compensation (base salary and annual bonus) at the 50th percentile of compensation for executive officers in our peer group (plus a 10% geographical adjustment) and total remuneration (base salary, annual bonus and long-term equity incentives) at approximately the 60th percentile of compensation for executive officers in our peer group. For 2010, the actual total compensation awarded to the Company’s Named Executive Officers, or NEOs, was in line with their pre-established target total compensation. Our peer group is established by the Compensation Committee and currently consists of companies that comprise the Cohen & Steers Realty Majors, as set out below, which we believe is the most appropriate peer group because it consists of major publicly traded real estate companies.

Alexandria Real Estate
Apartment Investment & Management Co.
AvalonBay Communities
Boston Properties
BRE Properties
Camden Property Trust
Corporate Office Properties
Digital Realty Trust
Douglas Emmett Inc.
Duke Realty
Equity Residential
Essex Property Trust
Federal Realty Investment Trust HCP Inc.
HCP Inc.
Health Care REIT Inc.
Highwoods Properties
Host Hotels & Resorts
Kimco Realty Corp
Liberty Property Trust
Macerich Co.	ProLogis Public Storage Regency Centers Corp Simon Property Group SL Green Realty Corp UDR Inc. Ventas Vornado Realty Trust Weingarten Realty Investors
     Generally, in determining each component of target compensation, we benchmark our top executives with the NEOs of the companies in our peer group. With respect to our long-term equity incentive program, we use the methodology described below in the respective long-term equity incentive section.
     In 2010, the Compensation Committee reviewed an analysis comparing the company’s total remuneration paid to our executives over the last three years to our peer group’s total remuneration paid to their executives over the last three years against each company’s corresponding three-year total stockholder return. This analysis helped us to gauge pay versus performance levels and to confirm consistency of our executive compensation program with our pay-for-performance philosophy.
     Role of Compensation Consultant. The Compensation Committee has retained Towers Watson as its independent compensation consultant to assist with the formulation and administration of the executive compensation program at the company. Towers Watson does not provide any other services to the company. On an annual basis, Towers Watson reviews the executive compensation program with the Compensation Committee and assesses the competitiveness of compensation levels for the executive officers to ensure that the compensation is aligned with AMB’s executive compensation philosophy. Towers Watson provides the Compensation Committee with a compensation analysis of our peer group using information found in current proxy data and values each component of compensation awarded including base salary, bonus, equity awards and perquisites. Towers Watson also shares with the Compensation Committee its observations on competitive market trends. The Compensation Committee considers this analysis along with company business strategies, objectives and financial condition when setting annual compensation values for each component of total remuneration for the executives.
     Other compensation components. We also offer a limited amount of perquisite benefits to our executives, as well as the opportunity to participate in health, welfare and benefit programs generally available to our employees. In addition, along with our other U.S.-based officers, we offer executives the opportunity to participate in our nonqualified deferred compensation program. We also provide certain benefits upon termination of an executive’s employment in the event of death, disability or change in control of the company under change in control and non-competition agreements, which are discussed more fully under “Executive Compensation — Change in Control and Noncompetition Agreements” below.
Base Salary
     Base salaries for our executives are intended to be competitive in the market for the scope and responsibilities of the jobs performed and are targeted at the median level of compensation in the market for similar positions. The base salaries for our executive officers are reviewed annually by the Compensation Committee and adjustments may be made based on the executive’s experience, responsibilities, individual performance and company affordability.
     In comparison with total compensation for our non-executive officers and other employees, base salaries for our executives comprise a smaller portion of our executives’ total compensation. In 2010, the base salary of our executives as a percentage of total target compensation (including base salary, target annual bonus and target long-term equity incentive amount) ranged from 16.1% to 25.8% of total target compensation.
Annual Bonus Program
     Our annual bonus program is a formal, organization-wide incentive program that is intended to encourage teamwork and innovation, focus attention on specific business objectives and award the achievement of these objectives. It is intended to provide incentives to create value for our stockholders and to establish and maintain a performance and achievement-oriented environment throughout the organization. Each executive has an opportunity to earn higher bonuses for outstanding performance and, conversely, each executive is penalized for below target performance. The annual bonus is discretionary.

     Executives are eligible to receive an annual bonus calculated as a percentage of their base salary. Annual bonuses provide executives with the opportunity to earn cash compensation in excess of their annual target compensation level, but only in the event that corporate, group and individual goals have been exceeded. Conversely, if corporate, group and individual performance do not meet the pre-established objectives, annual bonuses may be reduced below the target level. In determining an annual bonus where performance does not meet the pre-established objectives, the Compensation Committee looks at whether corporate goals were met, whether the group or individual performance goals were met, and for any goals not met, the discrepancy between the actual performance achievement and the goal.
     The annual bonuses for executives are weighted between corporate, group and individual performance objectives. The following table provides the target bonus percentages and weightings for executive management for 2010:

Weighting
	Corporate v. Group/	Bonus as a% of
	Individual	Base Salary
Position	Performance	(Minimum-Target-Maximum)
Chairman and CEO	80% v. 20%	0% - 150% - 300%
President, Private Capital and Europe & Asia	60% v. 40%	0% - 125% - 250%
President, The Americas	60% v. 40%	0% - 125% - 250%
Chief Financial Officer	50% v. 50%	0% - 100% - 200%
     We set performance targets based on historical and projected results, market expectations and peer performance, as well as key business priorities. In establishing the targets for measuring performance the Compensation Committee assesses the difficulty of achieving each target. The Compensation Committee attempts to ensure that the targets are motivational and that they inspire the participants to exceed their goals. Over the last five years, the company has performed below target in two years and exceeded target in three years.
     The Compensation Committee approved the measurement of the company’s performance on the following four key performance measures and targets derived from our 2010 business plan.

Performance Measure	Target	Weighting
Adjusted Recurring FFO per share(1)	$1.13	40%
Private Equity Raised	$400 million	20%
Development Portfolio Leased/Sold	6.6 million square feet	20%
Business Process Optimization	process & technology initiatives	20%

		100%

(1)	We assigned more weight to the Adjusted Recurring FFO (funds from operations) performance measure relative to the other performance measures as we believe Adjusted Recurring FFO provides the best assessment of our operating performance for the company as a whole for compensation purposes, among others. Adjusted Recurring FFO is a non-GAAP financial measure which we use as a supplemental measure of operating performance that excludes historical cost depreciation and amortization, impairment and restructuring charges, debt extinguishment losses, equity investment decisions and strategies, and development gains, among other items, from net income as defined by GAAP, generally accepted accounting principles.
2010 Performance.
     In 2010, we exceeded our goal for our adjusted recurring FFO per share, private equity raised and business process optimization performance measures; however, we ended our year below plan with respect to our other performance measure, development portfolio leased or sold.
     At the end of 2010, our Chairman and CEO assessed our achievements compared to the 2010 business plan as well as our achievement of our key business priorities, which were to realize the full potential of our assets; deploy capital profitably into a mix of acquisitions, fund investments and developments; run our business with best in class operations and management reporting and to fully integrate our private capital business. Based upon the achievement of these goals, our Chairman recommended to the Compensation Committee, and the Compensation Committee approved a corporate performance rating above target. The corporate performance rating determined the size of the company’s bonus pool and that rating was used to calculate the corporate performance portion of the executives’ bonus payment. The amount of the Company’s organization-wide bonus pool for 2010 was determined by aggregating the target bonus amounts to be awarded to each employee and adjusted upwards by the Compensation Committee to reflect above target corporate performance for the year. As a result, the organization-wide bonus pool was funded at 122.4% of the target amount (or 61.4% of the maximum amount). The amount of the bonus pool awarded to our Named Executive Officers was $3,041,000.

     The Compensation Committee evaluates the individual performance of the Chairman and CEO and determines his annual bonus. The Chairman and CEO does not participate in or influence the decisions of the Compensation Committee with respect to his annual bonus. Based on recommendations by the Chairman and CEO, the Compensation Committee determines the annual bonus of the other executive officers. At the direction of the Compensation Committee, Towers Watson reviews the bonus calculations for the executive officers and confirms that the bonuses have been calculated in accordance with the terms and conditions of the annual bonus program and to ensure compliance with the philosophy of the executive compensation program.
     Our executives may choose to receive all or a portion of their annual bonuses in cash, shares of restricted stock (valued at 125% of the cash bonus, with three-year vesting), stock options (valued at 150% of the cash bonus, with three-year vesting on the portion attributable to the value above 100% of the cash bonus and vesting on the portion attributable to the 100% value of the cash bonus within one year), or any combination of the foregoing, subject to certain limits with respect to the equity awards. In 2010, we set the limit so that no more than a total of 800,000 shares could be distributed under the bonus exchange program and no individual could receive more than 400,000 shares. While this program may result in additional compensation for our executives, it gives our executives an opportunity to increase their ownership in the company by exchanging their cash compensation for equity. This program further aligns the interests of our executives with the interests of our stockholders and increases the likelihood of retention of our executives through the vesting periods.
Long-Term Equity Incentive Program
     The long-term equity incentive program is intended to provide our executives with incentives to maximize our long-term performance and to promote the interests of our stockholders by providing the opportunity for our executives to receive additional grants of stock options, restricted stock or other equity-based awards upon approval of the Compensation Committee. Consequently, long-term equity comprises a significant portion of total compensation for our executives.
     In determining whether to award executive officers any long-term equity incentive grants for the prior year’s performance, the Compensation Committee reviews and analyzes the company’s three-year total stockholder return (TSR) relative to a peer group comprised of 60% of the Cohen & Steers Realty Majors and 40% of our four industrial real estate peers, including two companies that are not part of the Cohen & Steers Realty Majors, First Industrial and EastGroup Properties, Inc. The Company includes the additional non-Cohen & Steers Realty Majors industrial real estate companies because it believes that its performance goals for long-term equity incentive pay should be weighted more heavily towards its peers in the industrial real estate sector with similar business goals. In addition, the Compensation Committee considers each executive’s individual performance and may in its discretion modify such long-term equity incentive awards by reducing or increasing the final awards based on group and/or individual performance.
     The Compensation Committee has set the following measures to determine the value of the long-term equity incentive awards:

Performance Measure	Weighting
Exceed Target	Greater than 200 bps above the weighted three-year average TSR of the combined peer group

Target	Within 200 bps of the weighted three-year average TSR of the combined peer group

Below Target	Greater than 200 bps below the weighted three-year average TSR of the combined peer group
     2010 Performance. For the three-year period ended December 31, 2010, our peer group three-year weighted average total stockholder return was -10.93%. Our total stockholder return for such three-year period of -14.39% was 346 basis points below the peer group weighted average. Therefore our performance was considered to be below target as our total stockholder return was below the 200 bps range.
     The Compensation Committee evaluates the individual performance of the Chairman and CEO and determines his long-term equity award. The Chairman and CEO does not participate in or influence the decisions of the Compensation Committee with respect to the Chairman and CEO’s long-term equity award. Based on recommendations by the Chairman and CEO, the Compensation Committee determines the value of the long-term equity awards of the other executive officers. At the direction of the Compensation Committee, Towers Watson reviews the value of the long-term equity awards for the Chairman and CEO and other executive officers to ensure compliance with the philosophy of the executive compensation program.
     Members of executive management receiving a long-term equity incentive award may choose to receive stock options, restricted stock or a combination of both with the restriction that no more than 40% of the award is in the form of stock options. All shares of restricted stock granted with respect to the long-term equity incentive program generally vest over a period of four or five years, at a rate of one-fourth or one-fifth of such grant, respectively, on February 1st of each year, thereby encouraging the retention of our executives. Stock options awarded under the long-term equity incentive program are granted with an exercise price set at the fair market value of our common stock on the date of the grant and generally vest over a period of three years, at a rate of one-third of such grant, on

February 1st and each option has a term of ten years, thereby encouraging the retention of our executives. Please see the discussion under “Stock Option Grant Timing Practices” below for a discussion regarding the grant date of such awards.
     Stock option grants will only be of value to our executives if our stock price increases over time. The Compensation Committee uses the Black-Scholes model to calculate the number of underlying shares of stock in a stock option grant that an individual would receive under either the annual bonus and/or long-term equity incentive program.
     2010 Chairman and Chief Executive Officer and Other Named Executive Officers’ Compensation
     Our Named Executive Officers for 2010 are Mr. Moghadam, our Chairman and CEO, Mr. Olinger, our Chief Financial Officer, and Messrs. Jaquier and Reilly. Our Named Executive Officers’ compensation for 2010 was determined using the framework discussed under “General Overview of AMB Pay Practices” and “Executive Compensation Program” above. Specifically, to determine the executives’ annual bonuses, the Compensation Committee evaluated their performance measured against our 2010 business plan, their achievement of individual pre-established goals, as well as achievements resulting from unanticipated business activities during the year, and relative pay versus that of our peer companies’ similarly held positions.
     In making the award determinations the Compensation Committee considered the following achievements for each executive:
•	Hamid Moghadam, Chairman and CEO: Led the team that made excellent progress on our 2010 key priorities including the following: increased occupancy in our core operating portfolio to 93.7%; leasing a record 37.7 million square feet; deploying more than $832 million into a profitable mix of acquisitions, fund investments and developments; introducing new investment vehicles, including a $433.8 million co-investment venture in Brazil and launching a $315.3 million co-investment venture for Mexican pension plans; raising a record $780 million in private capital; directing critical business development initiatives and continuing to develop our global talent.

•	Tom Olinger, Chief Financial Officer: Completed approximately $4 billion in capital markets transactions, thereby extending the weighted average remaining maturity of the company’s share of debt to 4.8 years at an average interest rate of 4.6% and smoothed our debt maturity exposure in future years; made excellent progress on our business process optimization initiatives to overhaul our operating and internal reporting systems; and successfully outsourced our property accounting function.

•	Guy Jaquier, President, Private Capital and Europe and Asia: In collaboration with other senior leaders raised over $780 million in private capital; established two new co-investment funds in Mexico and Brazil; continued the integration of private capital activities into our business; and produced full year average occupancy of 91.8% for Asia and 93.6% for Europe.

•	Gene Reilly, President, The Americas: Led the team to produce year-end occupancy at 93.2% continuing to significantly outperform the national markets by a record 730 basis points; completed acquisitions in excess of our original plan and $39.9 million in development starts; made significant contributions to private capital fund structuring, marketing and investor outreach efforts in Mexico, Brazil, U.S. and Canada; and continued to build the Brazil platform and team.
After assessing the overall performance of the company and then applying judgment, the Committee determined the final bonus and long-term incentive awards. The long-term incentive awards were adjusted upwards from the amounts the program would otherwise have awarded in order to reflect the Company’s outperformance in the industrial REIT sector for the year.
     We successfully executed and resolved the near-term priorities we identified in early 2010, which positioned us to take advantage of emerging opportunities in 2011. Based on these results the Named Executive Officers were awarded bonuses and long term incentive awards as detailed in the Total Remuneration table. The total compensation awarded to chief executive officers in the peer group has been higher than that for other executive officers in the peer group. As a result, Mr. Moghadam’s total compensation awarded is comparatively higher than the total compensation awarded to our other NEOs. Because the Company’s officers have the discretion to choose whether a portion of their bonus is paid in cash or equity in the form of restricted stock or options, with equity including a premium, as explained earlier, the total compensation for each NEO differs depending on their bonus elections. As described above, Mr. Olinger’s total compensation is slightly lower than that of Messrs. Moghadam, Jaquier and Reilly because his target compensation was initially set lower as a result of benchmarking comparisons with other similarly situated executives in the peer group, such as other CFOs.
     The Summary Compensation Table below details total annual compensation for each of our Named Executive Officers as required by applicable securities rules and regulations. The value of the stock option and restricted stock awards as reported in the Summary Compensation Table for each of 2010, 2009 and 2008 reflects the awards granted in each of those years for the prior year’s performance, but the reported value does not reflect the actual value earned by our Named Executive Officers for performance in those years. As such, the Summary Compensation Table does not report the total compensation earned by our Named Executive Officers for performance in 2010, 2009 and 2008.

2010 Annual Salary and Incentive Compensation
     The following chart provides a detailed description of the total salary and incentive compensation paid to our Named Executive Officers, which includes base salary, annual bonus and long-term equity incentive awards for performance in 2010. The compensation discussed in this Compensation Discussion and Analysis section differs from that disclosed in the Summary Compensation Table because:
(i)	We include, for 2010 performance:
•	the total value of the bonus amount after any exchange into equity as part of our annual bonus exchange program on the grant date; and

•	the total value of long-term equity incentive awards on the grant date.
(ii)	We do not include the value of equity awards actually granted in 2010 for 2009 performance.

				Total Salary
	Annual		Long-Term	and Incentive
Executive	Base Salary	Annual Bonus(5)	Incentive Value(5)	Compensation
Hamid R. Moghadam	$675,000	After Bonus Exchange: $1,950,000	$2,050,000	$4,675,000
Chairman and Chief Executive Officer(1)		Actual: $1,300,000
Thomas S. Olinger	$400,000	Actual: $530,000	$600,000	$1,530,000
Chief Financial Officer(2)
Guy F. Jaquier	$425,000	Actual: $579,000	$1,200,000	$2,204,000
President, Capital Partners, Europe and Asia(3)
Eugene F. Reilly	$425,000	Actual: $632,000	$1,200,000	$2,257,000
President, The Americas(4)

(1)	Mr. Moghadam elected to receive his entire annual bonus in equity. He was awarded 251,287 stock options which included a 50% premium equal to 83,762 stock options with 167,525 stock options vesting through January 1, 2012 and the remaining 83,762 stock options which vest over three years. Mr. Moghadam’s long-term incentive award included 37,329 shares of restricted stock, which vest over four years, and 105,670 stock options, which vest over three years.

(2)	Mr. Olinger’s long-term incentive award included 18,209 shares of restricted stock, which vest over four years.

(3)	Mr. Jaquier’s long-term incentive award included 29,135 shares of restricted stock, which vest over four years, and 30,927 stock options, which vest over three years.

(4)	Mr. Reilly’s long-term incentive award included 36,418 shares of restricted stock, which vest over four years.

(5)	The amounts included for the bonus exchange value listed above for participating officers are based on the closing sales price of our common stock on the date the bonuses and shares were awarded with respect to 2010 performance, February 2, 2011, $32.95 per share.

The number of options granted with respect to bonus exchange and long-term equity incentive awards to our Named Executive Officers was based on the Black-Scholes value on the date of grant, which was calculated utilizing the following assumptions:
•	Market price on date of grant;

•	Exercise price — same as market price on date of grant;

•	Assume average outstanding term of seven years (While stock options have a term of ten years, we assume a shorter term to reflect the historical forecasted average length of time that our executive officers hold the options until exercise);

•	Risk-free rate, seven-year interpolated US Treasury;

•	Volatility — AMB’s historical volatility since IPO; and

•	Dividend rate — expected dividend rate over term of 5%.

     The Company cautions that the actual amount ultimately realized by a Named Executive Officer from the disclosed equity awards under both the bonus exchange and long-term equity incentive award columns may vary based on various factors, including stock price fluctuations, differences from the valuation assumptions used, the timing of exercise or applicable vesting and our operating performance.
     2010 Perquisites and Other Compensation
     Each executive officer is provided company-paid parking. Executive officers also are eligible to receive financial planning assistance. Each executive is required to pay 30% of the financial planning fee. AMB’s health care, insurance and other welfare programs are the same for all eligible employees. AMB has no outstanding loans to its executive officers, and since our initial public offering in 1997, has not made any loans to its executive officers. In addition, we will continue to comply with federal laws enacted in 2002 which prohibit the company from making any new loans to its executive officers.
     The table below provides a more detailed description of the value of each perquisite or other compensation component earned by each named executive officer in 2010.

	Perquisites			Other Compensation
				Dividends on			Tax Gross
				Unvested	401(k)		up on
	Financial			Restricted	Company	Life	Financial
Executive	Planning	Parking	Subtotal	Stock	Match	Insurance	Planning	Subtotal	Total
Hamid R. Moghadam	$41,650	$5,040	$46,690	$201,585	$7,350	$374	$24,127	$233,436	$280,126
Thomas S. Olinger	$9,015	$2,160	$11,175	$57,237	$7,350	$374	$5,222	$70,183	$81,358
Guy A. Jaquier	$9,015	$2,160	$11,175	$95,188	$7,350	$374	$5,222	$108,134	$119,309
Eugene F. Reilly	$2,255	$3,480	$5,735	$122,688	$7,350	$374	$1,049	$131,461	$137,196
     The company does not provide to any of its employees, including the Chairman and CEO and other executives, with any of the following: severance plans other than the change in control and non-competition agreements described herein, or supplemental retirement benefits other than our non-qualified deferred compensation plans.
2010 Total Remuneration
     The following chart shows the total remuneration for our Named Executive Officers awarded for 2010 performance, and details the amount awarded for the following components of remuneration: (i) Salary and incentive compensation; (ii) perquisites; and (iii) other compensation.

	Salary and
	Incentive		Other	Total
Executive	Compensation	Perquisites	Compensation	Remuneration
Hamid R. Moghadam	$4,675,000	$46,690	$233,436	$4,955,126
Thomas S. Olinger	$1,530,000	$11,175	$70,183	$1,611,358
Guy A. Jaquier	$2,204,000	$11,175	$108,134	$2,323,309
Eugene F. Reilly	$2,257,000	$5,735	$131,461	$2,394,196
Impact of Accounting and Tax Treatment
     In designing our executive compensation program, we consider the tax treatment of compensation paid to our executive officers, including bonuses and long-term equity incentive awards, while also seeking to appropriately reward our executives for their performance. Section 162(m) of the Internal Revenue Code limits the tax deduction for compensation paid to the chief executive officer and any of the three most highly compensated executive officers, other than the chief financial officer, employed by publicly held corporations at fiscal year-end to $1.0 million per year, subject to certain performance, disclosure and stockholder requirements. Grants of stock options and restricted stock under our Amended and Restated 2002 Stock Option and Incentive Plan are intended to qualify as performance based compensation, which is not subject to the Section 162(m) deduction limitation. The Compensation Committee presently intends that, so long as it is consistent with our overall compensation objectives, to the extent reasonable, all executive compensation will be deductible for federal income tax purposes and, for the year ended December 31, 2010, there were no exceptions. The Compensation Committee, however, may design programs that recognize a full range of performance criteria important to our success, even where compensation payable under such programs may not be deductible. Because we intend to qualify as a real estate investment trust under the Internal Revenue Code, we generally distribute at least 100% of our net taxable income each year and therefore do not pay U.S. federal income tax. As a result, and based on the level of cash compensation paid to our executive officers, the possible loss of a federal tax deduction would not be expected to have a material impact on us.

     In addition, we have also structured our executive compensation program with the intention that it is either exempt from or complies with Section 409A of the Internal Revenue Code, which may impose additional taxes on our executive officers for certain compensatory arrangements that provide for the payment of deferred compensation which is not either exempt from or in compliance with Section 409A.
     Accounting considerations also play a role in the design of our executive compensation program, in particular, Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 718, Stock Compensation, or ASC Topic 718. Currently, we expense our base salary in the year it is earned. We also expense our annual bonus cash compensation in the year it is earned. In accordance with ASC Topic 718, we expense our stock option and restricted stock grants awarded as part of our annual bonus exchange program and long-term equity incentive program over the vesting period of such grants.
Stock Option Grant Timing Practices
     We award grants of stock options, restricted stock or deferred stock to certain employees at various times, including when an employee begins employment; when an employee is promoted to the officer level; when an officer exchanges his/her annual cash bonus into equity; and as an award under the long-term equity incentive program. The majority of our equity awards in any year are made in conjunction with our annual bonuses, generally, sometime in February or March. Awards with respect to new employees and promotions are generally made each Friday after the close of the market. New executive grants are approved by the Compensation Committee and made on the first day of employment. Our fiscal year earnings results are generally announced at the end of January, and we do not time the February or March Compensation Committee meeting to coincide with the announcement of any other material non-public information. All stock option awards have an exercise price equal to the closing sales price of our common stock on the date of grant.
     Prior to calendar year end, as part of our annual bonus exchange program, our executives and certain other officers elect whether to receive a portion of their current year bonus in stock option grants or restricted stock grants to be awarded in February or March of the following year. Stock options awarded as a result of the executives’ or officers’ participation in the annual bonus exchange program or under the long-term equity incentive program are approved and granted by the Compensation Committee on the day the Compensation Committee meets in February or March, and accordingly the exercise price of those stock options is the closing sales price of our common stock on that day. The vesting date of each yearly non-vested installment of these awards is February 1 of each succeeding year during the vesting period, and not the annual anniversary of the grant date of the awards. Annual long-term equity grants are also awarded to non-officer employees at the same meeting. These stock option grant timing practices are applied consistently to executive officers and our other employees.
Stock Ownership Guidelines
     Because the Board of Directors of the company believes strongly in linking the interests of our non-employee directors, senior officers and stockholders, the Board has established stock ownership guidelines for our non-employee directors and senior officers. The ownership guidelines specify a number of shares and/or partnership units that AMB’s non-employee directors and U.S.-based senior officers (Senior Vice Presidents and above) must accumulate and hold, which may include the value attributed to unvested shares of restricted stock. Non-employee directors are expected to own or acquire, by the later of September 2007 or three years after first becoming a director, shares having a market value of at least $175,000. Senior officers are expected to own or acquire a certain amount of shares or limited partnership units of AMB Property, L.P. by the later of September 2010 or five years after the officer’s appointment to a senior position. The specific share and unit requirements for senior officers are based on the equity market value of a multiple of annual base salary, with the higher multiples applying to executive officers having the highest levels of responsibility. Our Chairman and CEO is expected to hold shares and/or units worth at least five times his base salary; other executive officers are expected to hold shares and/or units worth at least three times their base salary; and our senior vice presidents are expected to hold shares and/or units worth at least one time their base salary. Compliance with the guidelines is monitored by our human resources department.
Summary
     We believe the compensation programs for our executive officers are reasonable and are competitive with compensation programs provided to similarly situated officers at our peer companies. We believe the annual bonus and equity incentive payments made to the executive officers named in the Summary Compensation Table in respect of the year 2010 are appropriate and commensurate with our 2010 financial and strategic performance and their individual achievements during the year. We believe the long-term equity incentive opportunities provided to our executive officers, in the form of stock options and restricted stock, are also appropriate and are awarded in a manner consistent with our philosophy of aligning our executives’ interests with that of our stockholders for long-term value and growth.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table sets forth the annual base salary, bonus, long-term equity incentive awards and other compensation earned by or granted with respect to our Named Executive Officers during 2010, 2009 and 2008.

									All Other
		Salary	Bonus		Stock Awards		Option Awards		Compensation		Total
Name and Principal Position	Year	($)	($)(1)		($)(2)(3)(4)		($)(2)(5)(6)		($)(4)		($)
Hamid R. Moghadam	2010	675,000	1,300,000	(7)	1,728,713	(7)	2,528,628	(7)	280,126	(8)	6,512,467
Chairman and Chief Executive	2009	613,250	1,200,000	(7)	854,538	(7)	1,230,505	(7)	224,953	(8)	4,123,246
Officer	2008	657,750	570,000	(7)	4,984,930	(7)	—		474,238	(8)	6,686,918

Thomas S. Olinger	2010	400,000	530,000	(9)	739,498	(9)	130,660	(9)	81,358	(8)	1,881,516
Chief Financial Officer	2009	368,250	383,000	(9)	269,987	(9)	181,158	(9)	52,454	(8)	1,254,849
	2008	378,000	325,000	(9)	767,434	(9)	189,126	(9)	67,293	(8)	1,726,853

Guy F. Jaquier	2010	425,000	579,000	(10)	959,990	(10)	640,791	(10)	119,309	(8)	2,724,090
President, Private Capital, Europe &	2009	390,250	486,000	(10)	474,989	(10)	670,092	(10)	84,469	(8)	2,105,800
Asia	2008	440,500	400,000	(10)	1,666,714	(10)	349,430	(10)	149,616	(8)	3,006,260

Eugene F. Reilly	2010	425,000	632,000	(11)	1,599,991	(11)	—	(11)	137,196	(8)	2,794,187
President, The Americas	2009	390,250	530,000	(11)	474,989	(11)	670,092	(11)	84,924	(8)	2,150,255
	2008	440,500	400,000	(11)	1,747,461	(11)	—		127,708	(8)	2,715,669

(1)	The Compensation Committee of the Board of Directors determined the amount of any such bonus. The bonuses for 2008 were paid in 2009, the bonuses for 2009 were paid in 2010, and the bonuses for 2010 were paid in 2011. At the option of the Named Executive Officer, the officer may receive his bonus in any combination of cash, restricted shares of our common stock (valued at 125% of the cash bonus, with a three-year vesting period) or options to purchase shares of our common stock (valued at 150% of the cash bonus based on our Black-Scholes value, with a three-year vesting period on options in excess of the 100% cash bonus value, and for 2009 and 2010, vesting within one year and for 2008, immediate vesting of the remainder).

(2)	These amounts are the full grant date fair value of the awards determined in accordance with ASC Topic 718, excluding the value of forfeitures.

(3)	Dividends will be paid on the restricted stock granted to our directors, executive officers and other employees. These dividends were not preferential. All of our restricted stock grants vest annually in either three, four or five annual installments assuming continued employment.

(4)	Amounts include dividends on shares of unvested restricted stock. During 2010, 2009 and 2008, our Named Executive Officers earned dividends on their shares of unvested restricted stock, and held the number of shares of restricted stock as of December 31, 2010, as follows:

			Shares of Unvested
		Aggregate Dividends	Restricted Stock
		Paid on	Held at
	Fiscal	Unvested	December 31,
Executive	Year	Restricted Stock ($)	2010 (#)
Hamid R. Moghadam	2010	201,585	180,647
	2009	149,526
	2008	410,136
Thomas S. Olinger	2010	57,238	56,758
	2009	28,683
	2008	42,033
Guy F. Jaquier	2010	95,188	89,233
	2009	60,698
	2008	127,015
Eugene F. Reilly	2010	122,688	121,400
	2009	62,137
	2008	116,817

(5)	In accordance with ASC Topic 718, we value stock options using the Black-Scholes option-pricing model and recognize this value as an expense over the vesting period of the options.

The fair value of option grant expense reported in the Summary Compensation Table was estimated using the Black-Scholes option pricing model with the following assumptions used for grants made in 2010, 2009 and 2008:

	Dividend	Expected	Risk-free
Grant Year	Yield	Volatility	Interest Rates	Expected Life
2010	5.1%	41.6%	2.6%	6 years
2009	7.0%	42.2%	2.2%	7 years
2008	4.1%	28.7%	2.8%	5 years
See Part IV, Item 15: Note 12 of the “Notes to Consolidated Financial Statements” in our annual report filed on Form 10-K for the year ended December 31, 2008, Part IV, Item 15: Note 16 of the “Notes to Consolidated Financial Statements” in our annual report filed on Form 10-K for the year ended December 31, 2009, and Part IV, Item 15: Note 15 of the “Notes to Consolidated Financial Statements” in our annual report filed on Form 10-K for the year ended December 31, 2010 for more detailed information regarding these assumptions.

(6)	Based on 2008 to 2010 performance, certain Named Executive Officers received options to purchase shares of our common stock on February 10, 2009, February 11, 2010 and February 2, 2011 either as part of our annual bonus exchange program or our long-term equity incentive award program. All long-term incentive award options become exercisable in three annual installments; a portion of bonus exchange options representing 100% of the base bonus amount vest immediately or within a year; and bonus exchange options representing 50% of the base bonus amount vest in three annual installments. All such options have a term of not more than 10 years. All option exercise prices are equal to the fair market value of our common stock on the date of grant.

(7)	For performance in 2010, Mr. Moghadam was awarded a bonus of $1,300,000. In lieu of receiving his 2010 bonus in cash, Mr. Moghadam received a grant of 167,525 options to purchase shares of our common stock, which vests within one year, and 83,762 options to purchase shares of our common stock, which vests over three years. In addition, Mr. Moghadam received a performance grant of 37,329 restricted shares of our common stock which vests over four years, and a performance option to purchase up to 105,670 shares of our common stock, which vests over three years.

For performance in 2009, Mr. Moghadam was awarded a bonus of $1,200,000. In lieu of receiving his 2009 bonus in cash, Mr. Moghadam received a grant of 10,331 restricted shares of our common stock, which vests over three years, a grant of 180,000 options to purchase shares of our common stock, which vests within one year, and 90,000 options to purchase shares of our common stock, which vests over three years. In addition, Mr. Moghadam received a performance grant of 67,750 restricted shares of our common stock which vests over four years, and a performance option to purchase up to 176,991 shares of our common stock, which vests over three years.

For performance in 2008, Mr. Moghadam was awarded a bonus of $570,000. In lieu of receiving his 2008 bonus entirely in cash, Mr. Moghadam received $170,359 in cash, a grant of 6,567 restricted shares of our common stock, which vests over three years, a grant of 100,000 options to purchase shares of our common stock, which vested immediately, and 50,000 options to purchase shares of our common stock, which vests over three years. In addition, Mr. Moghadam received a performance grant of 47,100 restricted shares of our common stock which vests over four years, and a performance option to purchase up to 237,341 shares of our common stock, which vests over three years.

(8)	The Named Executive Officers received reimbursements during each fiscal year for parking, financial planning services, life insurance premiums and the payment of taxes with respect to financial planning services, which is reflected in this column, as follows:

		Financial
	Fiscal Year	Planning		Tax Gross-	Life Insurance	401(k)
Executive	Earned	Services ($)	Parking ($)	Up ($)	Premium ($)	Match ($)
Hamid R. Moghadam	2010	41,650	5,040	24,127	374	7,350
	2009	39,550	5,040	22,911	576	7,350
	2008	37,500	5,160	20,866	576	—
Thomas S. Olinger	2010	9,015	2,160	5,222	374	7,350
	2009	8,665	2,160	5,020	576	7,350
	2008	8,111	5,160	4,513	576	6,900
Guy F. Jaquier	2010	9,015	2,160	5,222	374	7,350
	2009	8,665	2,160	5,020	576	7,350
	2008	8,330	2,160	4,635	576	6,900
Eugene F. Reilly	2010	2,255	3,480	1,049	374	7,350
	2009	8,330	3,480	3,051	576	7,350
	2008	—	3,415	—	576	6,900
In addition, dividends paid on unvested restricted stock for each Named Executive Officer paid in 2010, 2009 and 2008 are reflected in this column. See footnote (4) above for details on individual amounts paid. The spouses of certain of the Named Executive Officers accompanied such executive officers to certain business functions and events during the year; however, travel expenses for the spouses were not paid by the company except for miscellaneous incidental expenses. The incremental cost to the company for the costs of such incidental expenses was less than $10,000 per each executive officer; therefore, such amounts are not reflected in this column.

(9)	For performance in 2010, Mr. Olinger was awarded a bonus of $530,000. In addition, Mr. Olinger received a performance grant of 18,209 restricted shares of our common stock which vests over four years.

For performance in 2009, Mr. Olinger was awarded a bonus of $383,000. In addition, Mr. Olinger received a performance grant of 33,401 restricted shares of our common stock which vests over four years, and a performance option to purchase up to 23,097 shares of our common stock, which vests over three years.

For performance in 2008, Mr. Olinger was awarded a bonus of $325,000. In addition, Mr. Olinger received a performance grant of 16,959 restricted shares of our common stock which vests over four years, and a performance option to purchase up to 56,603 shares of our common stock, which vests over three years.

(10)	For performance in 2010, Mr. Jaquier was awarded a bonus of $579,000. In addition, Mr. Jaquier received a performance grant of 29,135 restricted shares of our common stock, which vests over four years, and a performance option to purchase up to 30,927 shares of our common stock, which vests over three years.

For performance in 2009, Mr. Jaquier was awarded a bonus of $486,000. In addition, Mr. Jaquier received a performance grant of 43,360 restricted shares of our common stock, which vests over four years, and a performance option to purchase up to 113,274 shares of our common stock, which vests over three years.

For performance in 2008, Mr. Jaquier was awarded a bonus of $400,000. In lieu of receiving his 2008 bonus entirely in cash, Mr. Jaquier received $272,800 in cash and a grant of options to purchase 40,000 shares of our common stock, which vested immediately and a grant of options to purchase 20,000 shares of our common stock, which vest over three years. In addition, Mr. Jaquier received a performance grant of 29,836 restricted shares of our common stock, which vests over four years, and a performance option to purchase up to 149,371 shares of our common stock, which vests over three years.

(11)	For performance in 2010, Mr. Reilly was awarded a bonus of $632,000. In addition, Mr. Reilly received a performance grant of 36,418 restricted shares of our common stock, which vests over four years.

For performance in 2009, Mr. Reilly was awarded a bonus of $530,000. In addition, Mr. Reilly received a performance grant of 72,267 restricted shares of our common stock, which vests over four years.

For performance in 2008, Mr. Reilly was awarded a bonus of $400,000. In lieu of receiving his 2008 bonus in cash, Mr. Reilly received $272,800 in cash and a grant of options to purchase 40,000 shares of our common stock, which vested immediately, and a grant of options to purchase 20,000 shares of our common stock, which vest over three years. In addition, Mr. Reilly received a performance grant of 29,836 restricted shares of our common stock, which vests over four years, and a performance option to purchase up to 149,371 shares of our common stock, which vests over three years.
Grants of Plan-Based Awards
     The following table shows certain information relating to restricted shares of common stock and options to purchase shares of our common stock granted to the Named Executive Officers in 2010 under our Amended and Restated 2002 Stock Option and Incentive Plan.
     All such 2010 grants were made in connection with performance in 2009. For information on 2011 grants made in connection with performance in 2010, please see the Summary Compensation Table.

				All Other
				Option
				Awards:
		All Other Stock		Number of			Grant Date Fair
		Awards: Number of		Securities		Exercise or Base	Value of Stock
		Shares of Stock or		Underlying		Price of Option	and Option
Name	Grant Date	Units (#)		Options (#)		Awards ($/Sh)	Awards (#)(5)
Hamid R. Moghadam	2/11/2010	—		176,991	(3)	22.14	1,001,238
	2/11/2010	—		180,000	(4)	22.14	1,018,260
	2/11/2010	—		90,000	(3)	22.14	509,130
	2/11/2010	10,331	(2)	—		22.14	228,728
	2/11/2010	67,750	(1)	—		22.14	1,499,985
Thomas S. Olinger	2/11/2010	—		23,097	(3)	22.14	130,660
	2/11/2010	33,401	(1)	—		22.14	739,498
Guy F. Jaquier	2/11/2010	—		113,274	(3)	22.14	640,791
	2/11/2010	43,360	(1)	—		22.14	959,990
Eugene F. Reilly	2/11/2010	72,267	(1)	—		22.14	1,599,991

(1)	All shares of restricted stock granted to Named Executive Officers with respect to 2009 performance were granted on February 11, 2010 and vest in four equal annual installments (rounded to the nearest whole share of common stock) on February 1, 2011, 2012, 2013 and 2014. All dividends paid on unvested shares of restricted stock are paid at the same rate as paid to all stockholders and are not preferential.

(2)	All shares of restricted stock granted to Named Executive Officers with respect to 2009 performance were granted on February 11, 2010 and vest in three annual installments (rounded to the nearest whole share of common stock) on February 1, 2011, 2012, and 2013; 40% in each of the first two years, and 20% in the third year. All dividends paid on unvested shares of restricted stock are paid at the same rate as paid to all stockholders and are not preferential.

(3)	All options granted to Named Executive Officers with respect to 2009 performance were granted on February 11, 2010 and become exercisable in three equal annual installments (rounded to the nearest whole share of our common stock) on February 1, 2011, 2012, and 2013.

(4)	All options granted with respect to 2009 performance granted in 2010 to Named Executive Officers vest in quarterly installments over 1 year and have a term of not more than ten years. The option exercise price is equal to the fair market value of the common stock on the date of grant.

(5)	The total number of shares of common stock underlying such options used in such calculation is as of February 11, 2010, the grant date of the annual options relating to 2009 performance. These amounts are the full grant date fair value of the awards determined in accordance with ASC Topic 718, excluding the value of forfeitures.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 2010.

		Option Awards							Stock Awards
													Equity
													Incentive
												Equity	Plan
												Incentive	Awards:
						Equity						Plan	Market or
						Incentive						Awards:	Payout
						Plan					Market	Number of	Value of
						Awards:					Value of	Unearned	Unearned
		Number of		Number of		Number of			Number of		Shares or	Shares,	Shares,
		Securities		Securities		Securities			Shares or		Units of	Units or	Units or
		Underlying		Underlying		Underlying			Units of		Stock That	Other	Other
		Unexercised		Unexercised		Unexercised	Option	Option	Stock that		Have Not	Rights That	Rights That
	Grant	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have Not		Vested	Have Not	Have Not
	Date	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		($)(1)	Vested (#)	Vested ($)
Hamid R. Moghadam	05/22/01	152,672	(2)				24.69	05/22/11
	02/26/02	83,805	(3)				26.29	02/26/12
	02/26/02	41,903	(2)				26.29	02/26/12
	02/26/02	228,902	(2)				26.29	02/26/12
	02/13/03	296,296	(3)				27.12	02/13/13
	02/13/03	103,704	(2)				27.12	02/13/13
	02/13/03	285,490	(2)				27.12	02/13/13
	01/27/04	152,912	(2)				35.26	01/27/14
	01/27/04	120,131	(3)				35.26	01/27/14
	01/27/04	42,045	(2)				35.26	01/27/14
	02/07/05	142,718	(2)				38.56	02/07/15
	02/10/09	79,114	(6)	158,227			15.92	02/10/19
	02/10/09	100,000	(3)				15.92	02/10/19
	02/10/09	16,667	(6)	33,333			15.92	02/10/19
	02/11/10	—		176,991	(6)		22.41	02/11/20
	02/11/10	—		90,000	(6)		22.41	02/11/20
	02/11/10	135,000	(9)	45,000			22.41	02/11/20
	02/06/06								12,326	(4)	390,857
	02/15/07								12,464	(7)	395,233
	02/21/08								8,408	(5)	266,618
	02/21/08								30,096	(8)	954,344
	02/10/09								3,940	(8)	124,937
	02/10/09								35,332	(8)	1,120,378
	02/11/10								67,750	(8)	2,148,353
	02/11/10								10,331	(9)	327,596

Totals		1,981,359		503,551		—			180,647		5,728,316	—	—

		Option Awards							Stock Awards
													Equity
													Incentive
												Equity	Plan
												Incentive	Awards:
						Equity						Plan	Market or
						Incentive						Awards:	Payout
						Plan					Market	Number of	Value of
						Awards:					Value of	Unearned	Unearned
		Number of		Number of		Number of			Number of		Shares or	Shares,	Shares,
		Securities		Securities		Securities			Shares or		Units of	Units or	Units or
		Underlying		Underlying		Underlying			Units of		Stock That	Other	Other
		Unexercised		Unexercised		Unexercised	Option	Option	Stock that		Have Not	Rights That	Rights That
	Grant	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have Not		Vested	Have Not	Have Not
	Date	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		($)(1)	Vested (#)	Vested ($)
Thomas S. Olinger	02/21/08	13,950	(6)	6,975			48.76	02/21/18				—	—
	02/10/09	18,868	(6)	37,735			15.92	02/10/19
	02/11/10	—		23,097	(6)		22.41	02/11/20
	03/01/07								4,000	(7)	126,840
	02/21/08								820	(5)	26,002
	02/21/08								5,818	(8)	184,489
	02/10/09								12,719	(8)	403,319
	02/11/10								33,401	(8)	1,059,146

Totals		32,818		67,807					56,758		1,799,796	—	—

Guy F. Jaquier	02/26/02	79,480	(2)				26.29	02/26/12
	02/13/03	10,739	(3)				27.12	02/13/13
	02/13/03	3,758	(2)				27.12	02/13/13
	02/13/03	107,843	(2)				27.12	02/13/13
	01/27/04	58,252	(2)				35.26	01/27/14
	01/27/04	15,777	(3)				35.26	01/27/14
	01/27/04	5,521	(2)				35.26	01/27/14
	02/07/05	75,242	(2)				38.56	02/07/15
	02/06/06	36,809	(2)				51.92	02/06/16
	02/15/07	14,705	(6)				64.18	02/15/17
	02/21/08	25,774	(6)	12,887			48.76	02/15/18
	02/10/09	40,000	(3)				15.92	02/10/19
	02/10/09	6,667	(6)	13,333			15.92	02/10/19
	02/10/09	49,791	(6)	99,580			15.92	02/10/09
	02/11/10			113,274	(6)		22.14	02/11/20
	02/06/06								3,697	(4)	117,232
	02/15/07								4,362	(7)	138,319
	02/21/08								14,335	(8)	454,563
	02/21/08								1,102	(5)	34,944
	02/10/09								22,377	(8)	709,575
	02/11/10								43,360	(8)	1,374,946

Totals		530,358		239,074		—			89,233		2,829,579	—	—

Eugene F. Reilly	01/27/04	8,737	(2)				35.26	01/27/14
	02/10/09	49,791	(6)	99,580			15.92	02/10/19
	02/10/09	40,000	(3)				15.92	02/10/19
	02/10/09	6,667	(6)	13,333			15.92	02/10/19
	02/06/06								3,697	(4)	117,232
	02/15/07								5,141	(7)	163,021
	02/21/08								17,918	(8)	568,180
	02/10/09								22,377	(8)	709,575
	02/11/10								72,267	(8)	2,291,587

Totals		105,195		112,913		—			121,400		3,849,595	—	—

(1)	Based on a price per share of our common stock of $31.71, the closing price per share on the New York Stock Exchange on December 31, 2010.

(2)	One-third of the total shares originally granted pursuant to this award vest annually on January 1.

(3)	One hundred percent of the shares vested on the date of grant.

(4)	One-fifth of the total shares originally granted pursuant to this award vest annually on January 1.

(5)	The shares vest over three years on February 1; 40% annually for the first 2 years and 20% in the third year.

(6)	One-third of the total shares originally granted pursuant to this award vest annually on February 1.

(7)	One-fifth of the total shares originally granted pursuant to this award vest annually on February 1.

(8)	One-fourth of the total shares originally granted pursuant to this award vest annually on February 1.

(9)	One-fourth of the total shares originally granted pursuant to this award vest quarterly on April 1, July 1, October 1, and January 1 over 1 year.

Option Exercises and Stock Vested
     The following table discloses stock option exercises and vesting of restricted stock awards for our Named Executive Officers in 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)(1)	Vesting (#)	on Vesting ($)(1)(2)
Hamid R. Moghadam	422,125	2,486,316	75,441	—	(3)
Thomas S. Olinger	—	—	10,790	265,066
Guy F. Jaquier	—	—	26,386	—	(4)
Eugene F. Reilly	—	—	24,840	615,379

(1)	The value of the vested stock award releases on January 1, 2010 and February 1, 2010 set forth above is based on the closing sales price of our common stock at $25.37 per share on January 4, 2010 and $24.59 per share on February 1, 2010.

(2)	Certain of the values realized on vesting in this column is zero because the respective executive officer elected to defer such compensation amount into our nonqualified deferred compensation plans.

(3)	In 2010, Mr. Moghadam deferred receipt of 75,441 shares of vested stock award releases valued at $1,868,276 by way of the company’s nonqualified deferred compensation program.

(4)	In 2010, Mr. Jaquier deferred receipt of 26,386 shares of vested stock award releases valued at $653,597 by way of the company’s nonqualified deferred compensation program.
     Such deferred compensation will be distributed in accordance with the respective individual’s elections and the applicable plan provisions.
Pension Benefits, Nonqualified Deferred Compensation and Post-Termination and
Change-In-Control Agreements
Pension Benefits
     The company does not maintain a defined benefit pension plan.
Nonqualified Deferred Compensation
     The following Named Executive Officers participate in our nonqualified deferred compensation plans. With respect to 2010 compensation, Mr. Moghadam elected to defer under the plans 100% of the restricted stock portion of his bonus and long-term equity incentive awards; and Mr. Jaquier elected to defer under the plans 100% of the restricted stock portion of his bonus and long-term equity incentive awards.
     The following table discloses the amount of contributions to our nonqualified deferred compensation program and aggregate earnings, withdrawals and distributions for our Named Executive Officers in 2010.

	Executive	Company	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings (Losses)	Withdrawals/	Balance at
Name	2010 ($)(1)	2010 ($)	in 2010 ($)(2)	Distributions ($)	12/31/10 ($)(1)(3)
Hamid R. Moghadam	4,354,644	—	10,693,101	(5,846,898)	51,499,369
Thomas S. Olinger	—	—	—	—	—
Guy F. Jaquier	653,597	—	835,850	—	3,733,000
Eugene F. Reilly	—	—	—	—	—

(1)	This column includes amounts that were also reported in the Summary Compensation Table as 2010 compensation.

(2)	None of the earnings (losses) in this column is included in the Summary Compensation Table because the earnings (losses) were not preferential or above market.

(3)	The aggregate earnings (losses) and balances reported may fluctuate from year to year as a result of fluctuations in the value of equity compensation deferred due to changes in the value of the company’s stock price, and fluctuations in the value of other investments in the plans.

     In 2010, we maintained two nonqualified deferred compensation plans: (i) the Amended and Restated AMB 2005 Nonqualified Deferred Compensation Plan and (ii) the Amended and Restated Nonqualified Deferred Compensation Plan.
     The Amended and Restated Nonqualified Deferred Compensation Plan allowed our directors and a select group of management and highly compensated employees, namely, our officers and the officers of certain of our affiliates, to defer receiving certain of their compensation earned and vested on or prior to December 31, 2004. It also enabled participants who are employees to defer up to 100% of their annual base pay and up to 100% of the cash portion of their annual bonuses on a pre-tax basis, participants who are non-employee members of our Board of Directors to defer all or a portion of their meeting fees and/or committee chairmanship fees, and participants who participate in our stock option and incentive plans to defer the receipt of stock option gains and restricted stock awards that they receive under such plans which were earned and vested on or prior to December 31, 2004, subject to restrictions. In accordance with an exemption permitted under Section 409A of the Internal Revenue Code and the related rules, regulations and guidance issued by the Department of Treasury and Internal Revenue Service, our Board of Directors further amended and restated the Amended and Restated Nonqualified Deferred Compensation Plan in 2006 to provide that the plan will only be maintained with respect to deferrals for compensation amounts and investment credits on such amounts earned and vested on or prior to December 31, 2004. The amendment and restatement to the Amended and Restated Nonqualified Deferred Compensation Plan was adopted to confirm the grandfathered status of this plan under Section 409A of the Internal Revenue Code.
     Pursuant to the Amended and Restated AMB 2005 Nonqualified Deferred Compensation Plan, certain eligible employees and non-employee directors of the company, AMB Property, L.P. and our participating subsidiaries may elect to defer up to 100% of their eligible compensation, such as annual salary, bonus, restricted stock and directors’ fees, earned or vested on or after January 1, 2005. The terms of this plan are materially similar to the terms of the Amended and Restated Nonqualified Deferred Compensation Plan except for changes necessary to comply with Section 409A of the Internal Revenue Code and the related rules, regulations and guidance issued by the Department of Treasury and the Internal Revenue Service to date. Amounts deferred under the Amended and Restated Nonqualified Deferred Compensation Plan, but not vested as of December 31, 2004, were automatically transferred to the Amended and Restated AMB 2005 Nonqualified Deferred Compensation Plan. Distributions to our officers under this plan in the event of termination or retirement commence six months after such event in accordance with the terms of their deferral elections.
     The deferred compensation under each of these plans is our unsecured obligation. Participants select from various investment options available under the plans to invest their elective deferrals. There are no guaranteed returns for any of the investment options or for any participants in the plans. The amount of earnings that a participant receives depends on the participant’s investment elections for their deferrals on cash amounts deferred and dividends deferred on company stock and on the performance of company stock when a participant defers receipt of equity-based compensation. The non-qualified deferred compensation plans offer a variety of investment choices. Company stock is not an investment option available to either employees who elect to defer a portion of their annual base pay or their cash bonus or non-employee directors who elect to defer all or a portion of their meeting fees and/or chairmanship fees. When a participant defers the receipt of equity-based compensation, the amounts must be deferred in our company stock, and at no time can these deferrals into company stock be reinvested in any other investment option. Deferred equity compensation is distributed only in the form of shares of company stock. On the other hand, dividends earned on deferred equity-based compensation must be invested in investment options other than our common stock. Distributions under these plans are made either in a lump sum or installment payments up to 10 years upon either a fixed date or retirement, as elected by the participant in their deferral election form or re-deferral form under plan provisions. In the event of a participant’s termination, death, disability or a change in control of the company occurring earlier than the elected distribution date, deferred amounts would be distributed commencing upon the earlier event in accordance with the plan provisions.
     We have reserved the right under the nonqualified deferred compensation plans to make discretionary matching contributions to participant accounts from time to time. We have never made discretionary contributions to the plans. The participants’ elective deferrals and any matching contributions are 100% vested immediately. We pay all of the administrative costs of the plan.
EMPLOYEE BENEFIT PLANS AND AGREEMENTS
Third Amended and Restated 1997 Stock Option and Incentive Plan
     The Third Amended and Restated 1997 Stock Option and Incentive Plan, as amended, was adopted by the Board of Directors and approved by the stockholders to enable executive officers, employees and consultants of AMB Property Corporation and certain subsidiaries, and directors of AMB Property Corporation, to participate in the ownership of AMB Property Corporation. The 1997 plan was designed to attract and retain our executive officers, other key employees and directors, and to provide incentives to such persons to maximize our performance. The 1997 plan covered an aggregate of 8,950,000 shares of our common stock and expired in 2007. The 1997 plan does not permit re-pricing of stock options without stockholder approval.

     Employees and consultants of AMB Property Corporation and certain subsidiaries, and directors of AMB Property Corporation, were eligible to receive options, stock payments, performance awards, restricted stock, dividend equivalents, deferred stock and stock appreciation rights under the 1997 plan. Our employees and consultants also were eligible to receive stock appreciation rights under the 1997 plan. In addition, non-employee directors and our employees and consultants were eligible to receive options to purchase shares of our common stock under the 1997 plan.
     However, because the plan expired in November 2007 and we did not elect to submit such plan for re-approval by our stockholders, we are no longer issuing new equity grants from this plan. As of December 31, 2010, we have approximately 431,426 shares reserved for issuance upon exercise of outstanding option grants made prior to 2007 under this plan.
Amended and Restated 2002 Stock Option and Incentive Plan
     The Amended and Restated 2002 Stock Option and Incentive Plan was originally adopted by the Board of Directors on February 26, 2002 and approved by the stockholders on May 30, 2002, to enable executive officers, employees and consultants of AMB Property Corporation and certain subsidiaries, and directors of AMB Property Corporation, to participate in the ownership of AMB Property Corporation, and was amended and restated by the Board of Directors on February 16, 2007 and approved by the stockholders on May 10, 2007. The 2002 plan is designed to attract and retain our executive officers, other employees and directors, and to provide incentives to such persons to maximize our performance. The 2002 plan currently covers an aggregate of 17,500,000 shares of our common stock and will expire in 2017. The 2002 plan does not permit re-pricing of stock options without stockholder approval.
     Employees and consultants of AMB Property Corporation and certain subsidiaries, and directors of AMB Property Corporation, may receive options, stock payments, performance awards, restricted stock, dividend equivalents, deferred stock and stock appreciation rights under the 2002 plan. Only employees of AMB Property Corporation or certain of its subsidiaries may receive incentive stock options under the 2002 plan. New employees employed in our U.S. offices generally receive initial grants of stock options or restricted stock under the 2002 plan when such employees begin employment with us, which vest over a number of years, assuming continued employment.
401(k) Plan
     Effective November 26, 1997, we established our Section 401(k) Savings and Retirement Plan to cover our eligible employees. Eligible employees are permitted to defer up to 75% of their annual compensation (as adjusted under the terms of the plan), subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. Employees at least 50 years of age by the end of 2010 were eligible to make additional 401(k) catch-up contributions to a maximum of $5,500. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan. We currently make matching cash contributions to the 401(k) account of each eligible employee in an amount equal to 50% of the first 6.0% of annual compensation deferred by each employee, up to a maximum match by the company of the amount permitted by law to each participating employee per year; however, in addition, we have reserved the right to make greater matching contributions in the form of discretionary contributions. Participants vest fully in the matching contributions one year after the commencement of their employment with us. We made no discretionary contributions to the 401(k) plan in 2010. Our employees are eligible to participate in the 401(k) plan upon commencement of their employment with us. In connection with the 401(k) plan, we paid approximately $966,000 in cash with respect to our matching contribution during the year ended December 31, 2010. Our common stock is not an investment option available to employees pursuant to the terms of the 401(k) plan. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees to the 401(k) plan, and income earned on plan contributions, are not subject to income tax until withdrawn from the 401(k) plan.
Change in Control and Noncompetition Agreements
     Each of our executive officers, including the Named Executive Officers, has entered into a Change in Control and Noncompetition Agreement with us which replaced the employment agreements that generally had been entered into at the time of our initial public offering. Mr. Moghadam entered into a Change in Control and Noncompetition Agreement at the time of our initial public offering. Mr. Jaquier entered into such an agreement with us on June 20, 2000, his first day of employment; Mr. Reilly entered into such an agreement with us on October 7, 2003, his first day of employment; and Mr. Olinger entered into such an agreement with us on February 23, 2007, his first day of employment. In September 2007, each of our executive officers, including the Named Executive Officers, executed an amended and restated Change in Control and Noncompetition Agreement with us. The amended and restated agreements had an initial expiration date of November 26, 2008, but are subject to automatic one-year extensions following the expiration of the initial terms. Each of our executive officers entered into partial waivers of these change in control agreements in connection with our proposed merger with ProLogis, however, those waivers will not become effective until the proposed merger is completed.
     As amended and restated, the agreements provide for severance payments during the term of the agreement in the event of a termination of the executive officer’s employment resulting from death, disability or termination without cause or voluntary termination for good reason within two years following a change in control (as defined in the agreements), and certain severance payments resulting upon a change in control.
     Upon death or disability, severance benefits include base compensation, for a period of 12 months following the termination of employment, and a bonus based on the most recent amount received or entitled to be received. In the event of death, such benefits are paid monthly to the executive officer’s estate for a period of 12 months; in the event of disability, such benefits are paid in a single payment to the executive officer. We believe it is the company’s obligation to provide reasonable assistance to our executives and their dependents from the loss resulting from an executive’s death or disability. After reviewing practices for similarly situated executives in other companies, our Compensation Committee determined that the benefits outlined are reasonable in size and scope.
     The only other unforeseen event that our Compensation Committee believes warrants a severance for executives is in the event of a change in control. The purpose of a severance program under these circumstances is to keep our executives focused on running and growing the business and removing uncertainties around the post-change in control employment and environment that could arise in the marketplace. In the event of a change in control, severance benefits are payable upon termination for good reason or termination without cause following the change in control, and include an amount, payable in a lump sum in cash within 30 days of the date of termination, equal to twice (i) the annual base compensation and (ii) a bonus calculated based on the average of the most recent amounts received or entitled to be received over the last three years, as well as certain continuing insurance, reimbursement of COBRA premiums and other benefits. The amended and restated agreements provide that, among other things, following a change in control and upon a termination for good reason or a termination without cause, we are required to reimburse the executive for COBRA premiums until the earlier of 24 months or the end of the COBRA continuation period, if the executive elects COBRA coverage, and life insurance to the executive and the executive’s eligible family members for a period of twenty-four months following such termination.
     In addition, following a change in control or prior to a change in control as determined by the Board of Directors in its discretion, whether or not the executive is terminated without cause or for good reason, we are required to make gross-up payments of excise taxes to the executive with respect to certain severance payments made to our executive officers following a change in control such that after payment by the executive of all taxes, the executive retains an amount of the gross-up payment equal to the excise tax imposed upon the payments. In the event of a change in control, all options, restricted stock and other awards based upon our equity incentive award plans or agreements held by the executive shall immediately become fully vested, exercisable or payable, as the case may be.
     In evaluating severance benefits in the event of a change in control, the Compensation Committee had Towers Watson prepare a tally sheet that valued each component of the severance benefits for each executive. We also reviewed data comparing similar change in control severance provisions of other companies in our peer group. Based on this review, we determined that the severance benefits outlined above are reasonable and enable us to attract and retain talented executives who would provide stable leadership for the company in the ordinary course of business and through a change in control event. We determined that the “double trigger” methodology for cash severance benefits — in which an executive is only eligible to receive a cash severance payment if there is a change in control and he or she is terminated without cause or for good reason within two years of a change in control event — is prudent versus a “single trigger” that requires a cash payment only upon a change in control whether or not the executive terminates employment for such reasons. In contrast, we determined that the “single trigger” methodology was prudent in accelerating unvested equity awards for our executives previously granted for past performance under our pay-for-performance compensation program in order to recognize such performance and value creation by our executives for the company and to mitigate the risk that a potential buyer of our company will treat our executives unfairly or deny compensation that would otherwise have been due if the change in control had not occurred. In particular, we were concerned about (i) transactions in which a potential buyer is unable or unwilling to assume our outstanding unvested equity awards and (ii) going-private transactions (which have occurred among our peer group in recent years) in which converted equity awards, if any, would not provide the liquidity to our executives that we intended while we remained publicly traded. In addition, we determined that payment of a 280G tax gross-up payment in either a single-trigger or double-trigger situation was prudent because a tax gross-up payment is not extra compensation, but simply provides that the executive will receive the intended value of a severance payment or accelerated equity award after the normal and standard taxes are withheld, and not be subject to a punitive tax arising from 280G limits.
     In consideration for the rights to receive such severance payments, each executive officer is subject to confidentiality obligations during employment and after termination, non-competition obligations during the term of employment and non-solicitation obligations for two years after the date of termination.

     Assuming a payment event occurred on December 31, 2010 with a closing sales price of our common stock equal to $31.71 per share, we estimate that the following payments and benefits would be paid to our Named Executive Officers:
ESTIMATED 2010 VALUE DUE TO DISABILITY, DEATH OR A CHANGE IN CONTROL

				After Change in
				Control and
				Termination w/o
				Cause or
				Termination for
			Upon Change in	Good
Name of Executive and Benefits	Death(1)	Disability(1)	Control(2)(3)	Reason(2)(3)(4)(5)
Hamid R. Moghadam
Cash Severance (Salary)	$675,000	$675,000	$—	$1,350,000
Cash Severance (Bonus)	$1,300,000	$1,300,000	$—	$2,046,667
Health and Welfare Benefits (continuation)	$—	$—	$—	$33,280
Life Insurance	$—	$—	$—	$749
Payment in lieu of Matching Contribution	$—	$—	$—	$14,700
280G Tax Gross-Up Payment	$—	$—	$—	$2,560,803
Restricted Stock (vesting accelerated)	$—	$—	$5,728,316	$5,728,316
Stock Options (vesting accelerated)	$—	$—	$6,010,486	$6,010,486

Total Estimated Value	$1,975,000	$1,975,000	$11,738,802	$17,745,001

Thomas S. Olinger
Cash Severance (Salary)	$400,000	$400,000	$—	$800,000
Cash Severance (Bonus)	$400,000	$400,000	$—	$825,333
Health and Welfare Benefits (continuation)	$—	$—	$—	$33,280
Life Insurance	$—	$—	$—	$749
Payment in lieu of Matching Contribution	$—	$—	$—	$14,700
280G Tax Gross-Up Payment	$—	$—	$—	$829,060
Restricted Stock (vesting accelerated)	$—	$—	$1,799,796	$1,799,796
Stock Options (vesting accelerated)	$—	$—	$816,874	$816,874

Total Estimated Value	$800,000	$800,000	$2,616,670	$5,119,792

Guy F. Jaquier
Cash Severance (Salary)	$425,000	$425,000	$—	$850,000
Cash Severance (Bonus)	$531,250	$531,250	$—	$976,667
Health and Welfare Benefits (continuation)	$—	$—	$—	$33,280
Life Insurance	$—	$—	$—	$749
Payment in lieu of Matching Contribution	$—	$—	$—	$14,700
280G Tax Gross-Up Payment	$—	$—	$—	$—
Restricted Stock (vesting accelerated)	$—	$—	$2,829,578	$2,829,578
Stock Options (vesting accelerated)	$—	$—	$2,866,928	$2,866,928

Total Estimated Value	$956,250	$956,250	$5,696,506	$7,571,902

Eugene F. Reilly
Cash Severance (Salary)	$425,000	$425,000	$—	$850,000
Cash Severance (Bonus)	$531,250	$531,250	$—	$1,041,333
Health and Welfare Benefits (continuation)	$—	$—	$—	$33,280
Life Insurance	$—	$—	$—	$749
Payment in lieu of Matching Contribution	$—	$—	$—	$14,700
280G Tax Gross-Up Payment	$—	$—	$—	$—
Restricted Stock (vesting accelerated)	$—	$—	$3,849,594	$3,849,594
Stock Options (vesting accelerated)	$—	$—	$1,782,896	$1,782,896

Total Estimated Value	$956,250	$956,250	$5,632,490	$7,572,552

Note: The severance amounts with respect to accelerated vesting of restricted stock and stock options under the columns “Upon Change in Control” and “After Change in Control and Termination” will be paid only once. These amounts may differ based on amendments and modifications to our change in control agreements in connection with a specific change in control event, and in such a case, those payments, along with any changes in 280G Tax Gross-Up Payments, may be disclosed in a special proxy and registration statement specifically related to the change in control event as required.

(1)	These amounts are based on the executive’s December 31, 2010 salary rate and 2010 annual bonus earned in 2011.

(2)	Estimated severance benefits due to change in control assumes that unvested equity grants as of December 31, 2010 would vest. Stock option amounts are based on the spread between the option exercise prices and $31.71 per share of unvested options. The value of unvested restricted shares is based on $31.71 per share.

(3)	Estimated tax gross up is based on the 20% excise tax, grossed up for taxes (assuming the highest applicable tax bracket), on the amount of severance and other benefits that exceed the 280G limit; present value calculated using 120% of the semiannual Applicable Federal Rates for December 2010.

(4)	Amounts based on December 31, 2010 salary rate and average of 2010, 2009 and 2008 bonuses paid in 2011, 2010 and 2009.

(5)	Health and welfare benefits and life insurance premium coverage continued for 24 months.
     For purposes of the agreements, a change in control will be deemed to have occurred in the following events: (i) complete liquidation of AMB Property Corporation or an agreement for the sale or disposition by AMB Property Corporation of all or substantially all of our assets, or we dispose of more than 50% of our interest in AMB Property, L.P.; (ii) any person becomes the beneficial owner, directly or indirectly, of securities representing 50% or more of the combined voting power of our then outstanding securities; (iii) during any period of 12 consecutive months, individuals who at the beginning of such period constitute our Board of Directors, and any new director whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors; or (iv) a merger or consolidation of AMB Property Corporation with any other corporation or other entity, other than (A) a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of AMB Property Corporation or such surviving entity outstanding immediately after such merger or consolidation or (B) where more than 50% of the directors of AMB Property Corporation or the surviving entity after such merger or consolidation were directors of AMB Property Corporation immediately before such merger or consolidation.
Compensation of Directors
     The following table details compensation earned or paid to and equity accrued toward vesting for our independent directors in the year ended December 31, 2010. Our employee director did not receive additional compensation for his service on the Board.
Director Compensation Table

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($)(1)(2)(3)	($)(1)(3)(4)	($)(5)	($)
T. Robert Burke	35,000	77,986	52,059	—	165,045
David A. Cole	40,000	77,986	52,059	—	170,045
Lydia H. Kennard	38,000	77,986	52,059	—	168,045
J. Michael Losh	49,500	77,986	52,059	—	179,545
Frederick W. Reid	30,000	77,986	52,059	—	160,045
Jeffrey L. Skelton	52,500	77,986	52,059	—	182,545
Thomas W. Tusher	30,000	77,986	52,059	—	160,045
Carl B. Webb	37,500	77,986	52,059	—	167,545

(1)	These amounts are the full grant date fair value of the awards determined in accordance with ASC Topic 718, excluding the value of forfeitures.

(2)	As of December 31, 2010, our non-employee directors held the following number of shares of our unvested restricted stock and options to purchase shares of our common stock:

	Number of Shares of AMB Unvested	Number of Options to Purchase AMB
	Restricted Stock Held as of	Common Stock Held as of
	December 31,	December 31,
Director	2010	2010
T. Robert Burke	2,934	91,561
David A. Cole	2,934	74,020
Lydia H. Kennard	2,934	63,375
J. Michael Losh	2,934	94,220
Frederick W. Reid	2,934	26,142
Jeffrey L. Skelton	2,934	107,842
Thomas W. Tusher	2,934	86,832
Carl B. Webb	2,934	41,142

All of our restricted stock and option grants to our non-employee directors vest annually on the date of the next annual meeting assuming continued service. In addition, certain directors have elected to defer all or a portion of their restricted stock into our nonqualified deferred compensation plan as of the vesting date.

(3)	The fair value of option grant expense reported in the Director Compensation Table was estimated using the Black-Scholes option pricing model with the following assumptions used for grants made in 2010:

	Dividend	Expected	Risk-Free	Expected
Grant Year	Yield	Volatility	Interest Rates	Life
May 2010	4.21%	41.84%	2.65%	7 years

See Part IV, Item 15: Note 15 of the “Notes to Consolidated Financial Statements” in our annual report filed on Form 10-K for the year ended December 31, 2010 for more detailed information regarding these assumptions.

(4)	Dividends were paid on the unvested shares of restricted stock granted to our directors, executive officers and other employees. The value of the dividends is not included in this column because the amounts are factored into the grant date fair value of the award. For 2010, the annual dividend rate was $1.12 per share and was not preferential. During 2010, each of the directors earned the following dividend amounts on their unvested shares of restricted stock:

2010 Dividends
Paid on
Unvested Shares of
Director	Restricted Stock
T. Robert Burke	$3,698
David A. Cole	$3,698
Lydia H. Kennard	$3,698
J. Michael Losh	$3,698
Frederick W. Reid	$3,698
Jeffrey L. Skelton	$3,698
Thomas W. Tusher	$3,698
Carl B. Webb	$3,698

(5)	The spouses of certain of the directors accompanied such directors to certain business functions and events during the year; however, travel expenses for the spouses were not paid by the company except for miscellaneous incidental expenses. The incremental cost to the company for the costs of such incidental travel and entertainment expenses was less than $10,000 per director; therefore, such amounts are not reflected in this column.
Director Compensation Philosophy
     The Board’s overall compensation philosophy in connection with our non-employee directors is to provide a mix of cash and equity-based compensation, with the goal of paying more of such compensation in the form of equity and a smaller portion in cash. The total compensation level for our non-employee directors is targeted at the 50th percentile of general industry companies with market capitalization similar to AMB’s, but within the constraints of the 90th percentile of our peer companies relative to directors at real estate investment trust, or REIT, peers based on an analysis performed by our compensation consultant, Towers Watson. Officers who may also serve as a member of our Board of Directors are not paid any director’s fees nor granted equity as directors in addition to their regular employee compensation.

Cash Retainers for Non-Employee Directors
     We compensate our non-employee directors with quarterly retainers for serving on the board and on the Audit Committee, instead of per meeting fees for attending board and committee meetings. We believe that this compensation structure for our directors encourages and recognizes the activities of our non-employee directors outside the context of attending meetings, better aligns our directors in performing their oversight function with the interests of the stockholders and helps to foster a long-term focus of our directors on the company.
     For 2010, each non-employee director received each of the applicable retainers set forth below for attending Board of Directors and committee meetings and/or serving on the Board, the Audit Committee, as a committee chair or the lead director:

January 1, 2010 — December 31, 2010
Quarterly Retainer for Board:	$7,500
Quarterly Retainer for Audit Committee:	$1,875
Quarterly Retainer for Lead Director:	$3,750
Quarterly Retainer for Committee Chairs:
• Audit Committee	$3,000
• Compensation Committee	$2,500
• Nominating and Governance Committee	$2,000
• Executive Committee	$1,250
     Each non-employee director is also reimbursed for reasonable expenses incurred to attend Board and committee meetings and educational or property tour programs.
Director Equity Compensation
     Upon initial election to the Board, each non-employee director automatically receives an initial stock option grant under our Amended and Restated 2002 Stock Option and Incentive Plan to purchase 20,000 shares of our common stock. This initial stock option grant fully vests on the date of the next annual meeting of stockholders and has a term of ten years within which it can be exercised.
     In addition to the directors’ automatic initial stock option grants, we grant stock options and/or restricted common stock to our non-employee directors on a discretionary basis under our Amended and Restated 2002 Stock Option and Incentive Plan. Such stock option grants are granted at an exercise price equal to the fair market value of our common stock on the date of grant. The Board of Directors determines the amount of stock options and/or restricted stock to be granted to non-employee directors on an annual basis. In making this determination, the Board of Directors considers analyses of our compensation consultant, Towers Watson, to determine competitive director compensation practices of publicly traded real estate investment trusts and of publicly traded companies in general industry having total market capitalizations comparable to us. We expect that non-employee directors re-elected at each annual meeting of stockholders will be granted additional stock options and/or restricted stock by the Board of Directors.
     During 2010, upon re-election, each non-employee director received a subsequent grant of restricted common stock, stock options or any combination of both, at their option, valued in the aggregate at approximately $130,000 (so long as the restricted stock portion equaled at least 60% of the value of their election).
Compensation Policies and Practices and Risk Management
     Our Board of Directors has the primary responsibility for overseeing risk management of our company, and our management provides it with a regular report highlighting their assessments and recommendations. Our Audit Committee focuses on oversight of financial risks relating to the company. Our Compensation Committee focuses primarily on risks relating to remuneration of our officers and employees, while our Nominating & Governance Committee focuses on reputational and corporate governance risks relating to our company. In addition, the Audit Committee and Board regularly hold discussions with our vice president, risk management, and our executives and other officers regarding the risks that may affect our company. With respect to specific areas affecting our company such as executive compensation policies and practices or corporate governance, our board committees within those areas also consider the risks to the company and advise on or take actions accordingly to address significant risks.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee currently consists of Mr. Cole, the chair, Mr. Reid and Mr. Tusher. There are no Compensation Committee interlocks and none of our employees participate on the Compensation Committee.
     Notwithstanding anything to the contrary set forth in any of AMB Property Corporation’s or AMB Property, L.P.’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference any filings, including this report, in whole or in part, the following Compensation Committee Report and the Audit Committee Report shall not be deemed to be incorporated by reference into any such filings and shall not otherwise be deemed to be filed under such Acts.
COMPENSATION COMMITTEE REPORT
Review of Compensation Discussion and Analysis
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this report with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that such discussion and analysis be included in an Amendment to AMB Property Corporation and AMB Property, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010 and our proxy statement.

Respectfully,

David A. Cole, Chair
Frederick W. Reid Thomas W. Tusher

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     We have two equity compensation plans: (1) the Third Amended and Restated 1997 Stock Option and Incentive Plan, as amended, and (2) the Amended and Restated 2002 Stock Option and Incentive Plan. A total of 17,500,000 shares of common stock are authorized for issuance pursuant to the Amended and Restated 2002 Stock Option and Incentive Plan, and no new grants are being made from the Third Amended and Restated 1997 Stock Option and Incentive Plan, as amended. Currently, awards under the stock option and incentive plans consist of non-qualified stock options and restricted shares of common stock. Our stockholders have approved both stock option and incentive plans. As of December 31, 2010:

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
Plan Category	Options (#)	Options ($)	(#)
Equity compensation plans approved by security holders	8,694,938	30.02	4,014,453
Equity compensation plans not approved by security holders	None	N/A	N/A

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information, as of December 31, 2010, regarding the beneficial ownership of common stock and limited partnership units for (i) each person known by us to be the beneficial owner of 5% or more, in the aggregate, of our outstanding common stock and AMB Property, L.P.’s outstanding limited partnership units, (ii) each director and each Named Executive Officer and (iii) our directors and Named Executive Officers as a group. Except as indicated below, the indicated person has sole voting and investment power with respect to all of the shares of common stock and limited partnership units beneficially owned by such person.

				Percentage of
	Number of Shares of		Percentage of	Outstanding
	Common Stock and	Number of Options	Outstanding	Shares of
	Units Beneficially	Exercisable Within	Shares of	Common Stock
Name of Beneficial Owner(1)	Owned(2)	60 Days	Common Stock(3)	and Units(4)
Hamid R. Moghadam(5)	3,682,404	2,211,137	3.5	3.4
Thomas S. Olinger	70,532	66,360	0.1	0.1
Guy Jaquier(6)	198,005	637,460	0.5	0.5
Eugene F. Reilly	171,813	161,652	0.2	0.2
T. Robert Burke(7)	453,969	84,799	0.3	0.3
David A. Cole(8)	45,282	67,258	0.1	0.1
Lydia H. Kennard(9)	14,068	56,613	*	*
J. Michael Losh(10)	21,721	87,458	0.1	0.1
Frederick W. Reid	16,426	19,380	*	*
Jeffrey L. Skelton, Ph.D.	25,359	101,080	0.1	0.1
Thomas W. Tusher(11)	43,646	80,070	0.1	0.1
Carl B. Webb	20,847	34,380	*	*
All Directors and Named Executive Officers as a group (12 persons)(12)	4,764,072	3,607,647	5.0	4.9
The Vanguard Group, Inc.(13)	15,233,934	—	9.0	8.9
BlackRock Inc.(14)	14,444,402	—	8.6	8.4
Stichting Pensioenfonds ABP(15)	8,673,229	—	5.1	5.0
Vanguard Specialized Funds — Vanguard REIT Index Fund(16)	8,898,046	—	5.3	5.2

*	Represents less than 0.1% of the outstanding shares of common stock and limited partnership units, based on 168,736,081 shares of common stock and 3,041,743 limited partnership units outstanding as of December 31, 2010.

(1)	Unless otherwise indicated, the address for each of the persons listed is c/o AMB Property Corporation, Pier 1, Bay 1, San Francisco, California, 94111.

(2)	Includes the number of shares of common stock and limited partnership units beneficially owned by the person, excluding options for the purchase of shares of common stock exercisable within 60 days of December 31, 2010.

(3)	The percentage of shares of common stock beneficially owned by a person assumes that all the limited partnership units held by a person are exchanged for shares of common stock, that none of the limited partnership units held by other persons are so exchanged, that all options for the purchase of shares of common stock exercisable within 60 days of December 31, 2010 held by the person are exercised in full and that no options for the purchase of shares of common stock held by other persons are exercised.

(4)	The percentage of shares of common stock and units beneficially owned by a person assumes that all the limited partnership units held by a person are exchanged for shares of common stock, that all of the limited partnership units held by other persons are so exchanged, that all options for the purchase of shares of common stock exercisable within 60 days of December 31, 2010 held by the person are exercised in full and that no options for the purchase of shares of common stock held by other persons are exercised.

(5)	Includes 388,126 limited partnership units, which are exchangeable for the same number of shares of common stock. With respect to 3,294,278 shares, Mr. Moghadam shares voting and investment power with his spouse with respect to 1,522,108 shares, 131,776 shares are indirectly held through a trust, and 1,401,206 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power.

(6)	With respect to 198,005 shares, 63,025 shares are held as co-trustee through a family trust, 1,000 shares are indirectly held through custodial accounts for his children and 102,772 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power.

(7)	Includes 235,506 limited partnership units, which are exchangeable for the same number of shares of common stock. With respect to 218,463 shares, 60,000 shares are held in custodial accounts for his children, and 10,294 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power.

(8)	With respect to 45,282 shares, 10,295 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power.

(9)	With respect to 14,068 shares, 9,634 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power.

(10)	With respect to 21,721 shares, 11,787 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power. An additional 4,000 shares of common stock are held through custodial accounts for his children.

(11)	With respect to 43,646 shares, 13,733 shares are held through a rabbi trust pursuant to our deferred compensation plans, for which the trustee holds all voting power.

(12)	Includes 623,632 limited partnership units, which are exchangeable for the same number of shares of common stock.

(13)	Based upon information contained in a Schedule 13G/A, which was filed with the U.S. Securities and Exchange Commission on February 10, 2011. Vanguard Fiduciary Trust Company (VFTC), a wholly owned subsidiary of The Vanguard Group, is the beneficial owner of 112,653 shares as a result of its serving as investment manager of collective trust accounts. VFTC directs the voting of these shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(14)	Based upon information contained in a Schedule 13G/A, which was filed with the U.S. Securities and Exchange Commission on February 3, 2010. The Schedule 13G was filed by BlackRock Inc. (collectively, “BlackRock”). BlackRock has sole voting and dispositive power with respect to all such shares. The address of BlackRock Inc. is 40 East 52nd Street, New York, NY 10022.

(15)	Based upon information contained in a Schedule 13G, which was filed with the U.S. Securities and Exchange Commission on February 14, 2011. Stichting Pensioenfonds ABP (and its affiliated APG Asset Management US Inc.) has sole voting and dispositive power with respect to all such shares. The address of Stichting Pensioenfonds ABP is Oude Lindestraat 70, Postbus 2889, 6401 DL Heerlen, The Netherlands. The address of APG Asset Management US Inc. is 66 Third Avenue, New York, NY 10017.

(16)	Based upon information contained in a Schedule 13G, which was filed with the U.S. Securities and Exchange Commission on February 10, 2011. Vanguard Specialized Funds — Vanguard REIT Index Fund has sole voting and dispositive power with respect to all such shares. The address of Vanguard Specialized Funds — Vanguard REIT Index Fund is 100 Vanguard Blvd., Malvern, PA 19355.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     There are no related party transactions that are reportable.
     Our articles of incorporation contain procedures for authorizing related party transactions. Our Board of Directors may authorize any agreement or other transaction with any party even though one or more of our directors or officers may be a party to such an agreement or is an officer, director, stockholder, member or partner of the other party if (i) the existence of the relationship is disclosed or known to the Board of Directors, and the contract or transaction is authorized, approved or ratified by the affirmative vote of not less than a majority of the disinterested directors, even if they constitute less than a quorum of the Board; (ii) the existence is disclosed to the stockholders entitled to vote, and the contract or transaction is authorized, approved or ratified by a majority of the votes cast by the stockholders entitled to vote (excluding shares owned by any interested director or officer or the organization in which such person is a director or has a material financial interest); or (iii) the contract or transaction is fair and reasonable to the company.
     Our Board of Directors currently consists of nine directors. A majority of the Board must be independent directors as defined by the New York Stock Exchange listing standards. Our Board has adopted the New York Stock Exchange listing standards of director independence. In general, an independent director is a director who the Board affirmatively determines has no material relationship with us. Under the New York Stock Exchange’s rules, the following relationships are considered material and will cause a director to be deemed not independent:

     (i) a director who is, or within the past three years has been, our employee, or who has an immediate family member who is, or within the past three years has been, one of our executive officers;
     (ii) a director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
     (iii) a director who is a current partner or employee (or has an immediate family member who is a current partner) of our internal or external auditor;
     (iv) a director who has an immediate family member who is a current employee of our internal or external auditor and who personally worked on our audit;
     (v) a director who was (or has an immediate family member who was) within the last three years a partner or employee of our internal or external auditor and personally worked on our audit within that time;
     (vi) a director who is or has been (or has an immediate family member who is or has been) within the last three years, employed as an executive officer of another company where any of our present executive officers simultaneously serve or served on that company’s compensation committee; and
     (vii) a director who is a current employee (or has an immediate family member who is a current executive officer) of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
     Our Board of Directors has affirmatively determined that eight out of nine presently elected directors (specifically, T. Robert Burke, David A. Cole, Lydia H. Kennard, J. Michael Losh, Frederick W. Reid, Jeffrey L. Skelton, Thomas W. Tusher and Carl B. Webb) are independent directors in accordance with the New York Stock Exchange listing standards, our corporate governance principles and our Bylaws. In determining the independence of the members of the Board of Directors, the Board considered Mr. Burke’s prior relationship with AMB as a co-founder and as an employee until 2000, and determined that this relationship did not affect the independence determination with respect to Mr. Burke.
Item 14. Principal Accountant Fees and Services
Fees Paid to Our Independent Registered Public Accounting Firm
     During 2009 and 2010, we retained PricewaterhouseCoopers LLP as our independent registered public accounting firm to provide services in the following categories and amounts:

	Fiscal 2010	Fiscal 2009
Audit Fees(1)	$2,772,440	$2,892,150
Audit-Related Fees(2)	—	—
Tax Fees (3)	1,345,560	1,058,852
All Other Fees(4)	2,000	2,000

Total Fees	$4,120,000	$3,953,002

(1)	Audit Fees include amounts related to professional services rendered in connection with the audits of our annual financial statements and those of our subsidiaries, the reviews of our quarterly financial statements, the audit of our internal control over financial reporting and other services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees include amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit Fees.”

(3)	These Tax Fees include amounts for professional services rendered in connection with tax compliance and preparation. These amounts primarily related to the preparation of tax returns, tax refund claims, tax payment planning, REIT tax compliance, financial statement tax provision work (including evaluation of uncertain tax positions), sales and use tax examinations, compliance with other U.S. federal and state, foreign and local tax regulations, and tax advisory, planning and consulting services.

(4)	All Other Fees include amounts related to technical research tools.

     The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. Pre-approval is generally provided for up to one year and is detailed as to the particular services or category of services. The Audit Committee has pre-approved thresholds for smaller projects to be performed by our independent registered public accounting firm and has delegated pre-approval authority to its chair for instances when approval outside of the scope of services previously approved is necessary prior to an Audit Committee meeting. Our independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval authority, and the fees for the services performed to such date. In the years ended December 31, 2010 and 2009, the Audit Committee or its chair approved all of the services provided by and the fees paid to the independent registered public accounting firm under the categories Audit, Audit-Related, Tax and All Other Fees described above prior to the rendering of such services.
     The Audit Committee has considered whether the provision of non-audit services by PricewaterhouseCoopers LLP is compatible with maintaining their independence, and determined it was so.
PART IV

ITEM 15. Exhibits and Financial Statement Schedules
     (a)(3) Exhibits:
     Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications dated March 10, 2011 for AMB Property Corporation.

31.2	Rule 13a-14(a)/15d-14(a) Certifications dated March 10, 2011 for AMB Property, L.P.

32.1	18 U.S.C. § 1350 Certifications dated March 10, 2011 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

32.2	18 U.S.C. § 1350 Certifications dated March 10, 2011 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, AMB Property Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB PROPERTY CORPORATION
By:	/s/ HAMID R. MOGHADAM
Hamid R. Moghadam
Chairman of the Board and Chief Executive Officer

Date: March 10, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HAMID R. MOGHADAM	Chairman of the Board and Chief	March 10, 2011
Hamid R. Moghadam	Executive Officer (Principal Executive Officer)

/s/ T. ROBERT BURKE	Director	March 10, 2011
T. Robert Burke

/s/ DAVID A. COLE	Director	March 10, 2011
David A. Cole

/s/ LYDIA H. KENNARD	Director	March 10, 2011
Lydia H. Kennard

/s/ J. MICHAEL LOSH	Director	March 10, 2011
J. Michael Losh

/s/ FREDERICK W. REID	Director	March 10, 2011
Frederick W. Reid

/s/ JEFFREY L. SKELTON	Director	March 10, 2011
Jeffrey L. Skelton

/s/ THOMAS W. TUSHER	Director	March 10, 2011
Thomas W. Tusher

/s/ CARL B. WEBB	Director	March 10, 2011
Carl B. Webb

Name	Title	Date

/s/ THOMAS S. OLINGER	Chief Financial Officer	March 10, 2011
Thomas S. Olinger	(Duly Authorized Officer and Principal Financial Officer)

/s/ NINA A. TRAN	Chief Accounting Officer and	March 10, 2011
Nina A. Tran	Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

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

Date: March 10, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the report has been signed below by the following persons on behalf of AMB Property Corporation and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HAMID R. MOGHADAM	Chairman of the Board	March 10, 2011
Hamid R. Moghadam	and Chief Executive Officer (Principal Executive Officer)

/s/ T. ROBERT BURKE	Director	March 10, 2011
T. Robert Burke

/s/ DAVID A. COLE	Director	March 10, 2011
David A. Cole

/s/ LYDIA H. KENNARD	Director	March 10, 2011
Lydia H. Kennard

/s/ J. MICHAEL LOSH	Director	March 10, 2011
J. Michael Losh

/s/ FREDERICK W. REID	Director	March 10, 2011
Frederick W. Reid

/s/ JEFFREY L. SKELTON	Director	March 10, 2011
Jeffrey L. Skelton

/s/ THOMAS W. TUSHER	Director	March 10, 2011
Thomas W. Tusher

Name	Title	Date

/s/ CARL B. WEBB	Director	March 10, 2011
Carl B. Webb

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	March 10, 2011

/s/ NINA A. TRAN	Chief Accounting Officer and	March 10, 2011
Nina A. Tran	Senior Vice President
(Duly Authorized Officer and Principal Accounting Officer)