Form 10-Q
period 2011-03-31
AMB PROPERTY CORP; AMB PROPERTY LP
filed 2011-05-10
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13545 (AMB Property Corporation)
001-14245 (AMB Property, L.P.)

AMB Property Corporation
AMB Property, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (AMB Property Corporation) Delaware (AMB Property, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	94-3281941 (AMB Property Corporation) 94-3285362 (AMB Property, L.P.) (I.R.S. Employer Identification No.)
Pier 1, Bay 1, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

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

As of May 5, 2011, there were 169,576,043 shares of AMB Property Corporation’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2011 of AMB Property Corporation and AMB Property, L.P. Unless stated otherwise or the context otherwise requires: references to “AMB Property Corporation”, the “Parent Company” or the “parent company” mean AMB Property Corporation, a Maryland corporation, and its controlled subsidiaries; and references to “AMB Property, L.P.”, the “Operating Partnership” or the “operating partnership” mean AMB Property, L.P., a Delaware limited partnership, and its controlled subsidiaries. The terms “the Company” and “the company” mean the parent company, the operating partnership and their controlled subsidiaries on a consolidated basis. In addition, references to the company, the parent company or the operating partnership could mean the entity itself or one or a number of their controlled subsidiaries.

The parent company is a real estate investment trust and the general partner of the operating partnership. As of March 31, 2011, the parent company owned an approximate 98.2% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.8% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of March 31, 2011, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

PART I

Item 1.	Financial Statements of AMB Property Corporation and AMB Property, L.P.

AMB PROPERTY CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,395,140	$1,396,321
Land held for development	680,278	672,883
Buildings and improvements	4,721,059	4,808,667
Construction in progress	44,812	28,305

Total investments in properties	6,841,289	6,906,176
Accumulated depreciation and amortization	(1,313,547)	(1,268,093)

Net investments in properties	5,527,742	5,638,083
Investments in unconsolidated joint ventures	911,003	883,241
Properties held for sale or contribution, net	346,242	242,098

Net investments in real estate	6,784,987	6,763,422
Cash and cash equivalents	203,626	198,424
Restricted cash	31,662	29,991
Accounts receivable, net of allowance for doubtful accounts of $8,735 and $9,551, respectively	170,867	167,735
Deferred financing costs, net	34,931	38,079
Other assets	194,690	175,244

Total assets	$7,420,763	$7,372,895

LIABILITIES AND EQUITY
Liabilities:
Debt:
Secured debt	$961,264	$962,434
Unsecured senior debt	1,639,823	1,685,956
Unsecured credit facilities	402,784	268,933
Other debt	422,180	413,976

Total debt	3,426,051	3,331,299
Security deposits	56,420	57,555
Dividends payable	3,330	51,400
Accounts payable and other liabilities	234,869	230,519

Total liabilities	3,720,670	3,670,773
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Series L preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,017	48,017
Series M preferred stock, cumulative, redeemable, $.01 par value, 2,300,000 shares authorized and 2,300,000 issued and outstanding, $57,500 liquidation preference	55,187	55,187
Series O preferred stock, cumulative, redeemable, $.01 par value, 3,000,000 shares authorized and 3,000,000 issued and outstanding, $75,000 liquidation preference	72,127	72,127
Series P preferred stock, cumulative, redeemable, $.01 par value, 2,000,000 shares authorized and 2,000,000 issued and outstanding, $50,000 liquidation preference	48,081	48,081
Common stock, $.01 par value, 500,000,000 shares authorized, 169,550,704 and 168,736,081 issued and outstanding, respectively	1,692	1,684
Additional paid-in capital	3,034,593	3,071,134
Retained deficit	(9,519)	(17,695)
Accumulated other comprehensive income	52,554	42,188

Total stockholders’ equity	3,302,732	3,320,723
Noncontrolling interests:
Joint venture partners	342,514	325,590
Limited partnership unitholders	54,847	55,809

Total noncontrolling interests	397,361	381,399

Total equity	3,700,093	3,702,122

Total liabilities and equity	$7,420,763	$7,372,895

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited, dollars in thousands, except share and per share amounts)

REVENUES
Rental revenues	$158,085	$146,645
Private capital revenues	7,683	7,445

Total revenues	165,768	154,090

COSTS AND EXPENSES
Property operating costs	(31,256)	(28,093)
Real estate taxes	(20,806)	(20,025)
Depreciation and amortization	(54,986)	(47,381)
General and administrative	(30,661)	(31,951)
Restructuring charges	—	(2,973)
Merger transaction costs	(3,697)	—
Fund costs	(241)	(314)
Other expenses	(946)	(1,191)

Total costs and expenses	(142,593)	(131,928)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	—	4,803
Equity in earnings of unconsolidated joint ventures, net	7,800	3,875
Other income	1,238	289
Interest expense, including amortization	(34,942)	(32,589)

Total other income and expenses, net	(25,904)	(23,622)

Loss from continuing operations	(2,729)	(1,460)

Discontinued operations:
Income attributable to discontinued operations	870	840
Development profits, net of taxes	1,637	—
Gains from sale of real estate interests, net of taxes	14,544	—

Total discontinued operations	17,051	840

Net income (loss)	14,322	(620)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net (income) loss	(2,049)	375
Joint venture partners’ and limited partnership unitholders’ share of development profits,
net of taxes	(29)	(106)
Limited partnership unitholders	(116)	200

Total noncontrolling interests’ share of net (income) loss	(2,194)	469

Net income (loss) attributable to AMB Property Corporation	12,128	(151)
Preferred stock dividends	(3,952)	(3,952)
Allocation to participating securities	(355)	(344)

Net income (loss) available to common stockholders	$7,821	$(4,447)

Basic income (loss) per common share attributable to common stockholders
Loss from continuing operations (after preferred stock dividends)	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common stockholders	$0.05	$(0.03)

Diluted income (loss) per common share attributable to common stockholders
Loss from continuing operations (after preferred stock dividends)	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common stockholders	$0.05	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	168,099,995	148,666,418

Diluted	168,099,995	148,666,418

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2011
(Unaudited, Dollars in thousands)

						Accumulated
		Common Stock		Additional		Other
	Preferred	Number		Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	of Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total

Balance as of December 31, 2010	$223,412	168,736,081	$1,684	$3,071,134	$(17,695)	$42,188	$381,399	$3,702,122
Net income	3,952	—	—	—	8,176	—	2,194
Unrealized gain (loss) on securities and derivatives	—	—	—	—	—	8,802	(281)
Currency translation adjustment	—	—	—	—	—	1,564	—
Total comprehensive income								24,407
Contributions	—	—	—	—	—	—	18,381	18,381
Distributions and allocations	—	—	—	—	—	—	(3,225)	(3,225)
Stock-based compensation amortization and issuance of restricted stock, net	—	519,408	5	6,616	—	—	—	6,621
Exercise of stock options	—	493,986	5	11,754	—	—	—	11,759
Conversion of partnership units	—	18,750	—	—	—	—	—	—
Forfeiture of stock	—	(217,521)	(2)	(7,890)	—	—	—	(7,892)
Reallocation of partnership interest	—	—	—	261	—	—	(261)	—
Dividends	(3,952)	—	—	(47,282)	—	—	(846)	(52,080)

Balance as of March 31, 2011	$223,412	169,550,704	$1,692	$3,034,593	$(9,519)	$52,554	$397,361	$3,700,093

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,322	$(620)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(5,972)	(4,289)
Depreciation and amortization	54,986	47,381
Foreign exchange losses	928	2,837
Stock-based compensation amortization	6,621	6,812
Equity in earnings of unconsolidated joint ventures	(7,800)	(3,875)
Operating distributions received from unconsolidated joint ventures	7,838	5,316
Development profits, net of taxes	—	(4,803)
Debt premiums, discounts and finance cost amortization, net	3,887	3,341
Discontinued operations:
Depreciation and amortization	28	1,279
Development profits, net of taxes	(1,637)	—
Gains from sale of real estate interests, net of taxes	(14,544)	—
Changes in assets and liabilities:
Accounts receivable and other assets	1,240	(1,369)
Accounts payable and other liabilities	1,830	18,055

Net cash provided by operating activities	61,727	70,065
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(2,072)	(3,085)
Cash paid for property acquisitions	—	(160)
Additions to land, buildings, development costs, building improvements and lease costs	(111,927)	(53,361)
Net proceeds from divestiture of real estate and securities	93,657	22,408
Additions to interests in unconsolidated joint ventures	(25,543)	(153,211)
Repayments from affiliates	—	4,157

Net cash used in investing activities	(45,885)	(183,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	7,990	1,548
Borrowings on secured debt	831	4,903
Payments on secured debt	(4,719)	(134,070)
Borrowings on other debt	—	4,300
Payments on other debt	—	(4,183)
Borrowings on unsecured credit facilities	325,015	308,252
Payments on unsecured credit facilities	(189,074)	(67,443)
Payment of financing fees	(195)	(431)
Payments on senior debt	(44,000)	—
Forfeiture of stock	(4,123)	—
Contributions from noncontrolling interests	18,192	3,509
Dividends paid to common and preferred stockholders	(99,304)	(45,644)
Distributions to noncontrolling interests, including preferred units	(2,988)	(3,361)

Net cash provided by financing activities	7,625	67,380
Net effect of exchange rate changes on cash	(18,265)	12,027
Net increase (decrease) in cash and cash equivalents	5,202	(33,780)
Cash and cash equivalents at beginning of period	198,424	187,169

Cash and cash equivalents at end of period	$203,626	$153,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$21,230	$15,994

Non-cash transactions:
Proceeds receivable for insured real estate loss	$1,549	$—
Non-cash stock option exercises	$3,769	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited, dollars in thousands)

ASSETS
Investments in real estate:
Land	$1,395,140	$1,396,321
Land held for development	680,278	672,883
Buildings and improvements	4,721,059	4,808,667
Construction in progress	44,812	28,305

Total investments in properties	6,841,289	6,906,176
Accumulated depreciation and amortization	(1,313,547)	(1,268,093)

Net investments in properties	5,527,742	5,638,083
Investments in unconsolidated joint ventures	911,003	883,241
Properties held for sale or contribution, net	346,242	242,098

Net investments in real estate	6,784,987	6,763,422
Cash and cash equivalents	203,626	198,424
Restricted cash	31,662	29,991
Accounts receivable, net of allowance for doubtful accounts of $8,735 and $9,551, respectively	170,867	167,735
Deferred financing costs, net	34,931	38,079
Other assets	194,690	175,244

Total assets	$7,420,763	$7,372,895

LIABILITIES AND CAPITAL
Liabilities:
Debt:
Secured debt	$961,264	$962,434
Unsecured senior debt	1,639,823	1,685,956
Unsecured credit facilities	402,784	268,933
Other debt	422,180	413,976

Total debt	3,426,051	3,331,299
Security deposits	56,420	57,555
Distributions payable	3,330	51,400
Accounts payable and other liabilities	234,869	230,519

Total liabilities	3,720,670	3,670,773
Commitments and contingencies (Note 14)
Capital:
Partners’ capital:
General partner, 169,321,293 and 168,506,670 units outstanding, respectively; 2,000,000 Series L preferred units issued and outstanding with a $50,000 liquidation preference, 2,300,000 Series M preferred units issued and outstanding with a $57,500 liquidation preference, 3,000,000 Series O preferred units issued and outstanding with a $75,000 liquidation preference and 2,000,000 Series P preferred units issued and outstanding with a $50,000 liquidation preference	3,302,732	3,320,723
Limited partners, 2,058,730 and 2,058,730 units outstanding, respectively	37,352	37,773

Total partners’ capital	3,340,084	3,358,496
Noncontrolling interests:
Joint venture partners	342,514	325,590
Class B limited partnership unitholders	17,495	18,036

Total noncontrolling interests	360,009	343,626

Total capital	3,700,093	3,702,122

Total liabilities and capital	$7,420,763	$7,372,895

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited, dollars in thousands, except unit and per unit amounts)

REVENUES
Rental revenues	$158,085	$146,645
Private capital revenues	7,683	7,445

Total revenues	165,768	154,090
COSTS AND EXPENSES
Property operating expenses	(31,256)	(28,093)
Real estate taxes	(20,806)	(20,025)
Depreciation and amortization	(54,986)	(47,381)
General and administrative	(30,661)	(31,951)
Restructuring charges	—	(2,973)
Merger transaction costs	(3,697)	—
Fund costs	(241)	(314)
Other expenses	(946)	(1,191)

Total costs and expenses	(142,593)	(131,928)

OTHER INCOME AND EXPENSES
Development profits, net of taxes	—	4,803
Equity in earnings of unconsolidated joint ventures, net	7,800	3,875
Other income	1,238	289
Interest expense, including amortization	(34,942)	(32,589)

Total other income and expenses, net	(25,904)	(23,622)

Loss from continuing operations	(2,729)	(1,460)

Discontinued operations:
Income attributable to discontinued operations	870	840
Development profits, net of taxes	1,637	—
Gains from sale of real estate interests, net of taxes	14,544	—

Total discontinued operations	17,051	840

Net income (loss)	14,322	(620)
Noncontrolling interests’ share of net (income) loss:
Joint venture partners’ share of net (income) loss	(2,049)	375
Joint venture partners’ and Class B limited partnership unitholders’
share of development profits, net of taxes	(9)	(39)
Class B limited partnership unitholders	(37)	74

Total noncontrolling interests’ share of net (income) loss	(2,095)	410

Net income (loss) attributable to AMB Property, L.P.	12,227	(210)
Series L, M, O and P preferred unit distributions	(3,952)	(3,952)
Allocation to participating securities	(355)	(344)

Net income (loss) available to common unitholders	$7,920	$(4,506)

Income (loss) available to common unitholders attributable to:
General partner	$7,821	$(4,447)
Limited partners	99	(59)

Net income (loss) available to common unitholders	$7,920	$(4,506)

Basic income (loss) per common unit attributable to common unitholders
Loss from continuing operations (after preferred unit distributions)	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common unitholders	$0.05	$(0.03)

Diluted income (loss) per common unit attributable to common unitholders
Loss from continuing operations (after preferred unit distributions)	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common unitholders	$0.05	$(0.03)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	170,173,425	150,786,346

Diluted	170,173,425	150,786,346

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
For the Three Months Ended March 31, 2011
(Unaudited, Dollars in thousands)

	General Partner				Limited Partners
	Preferred Units		Common Units		Common Units		Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of December 31, 2010	9,300,000	$223,412	168,506,670	$3,097,311	2,058,730	$37,773	$343,626	$3,702,122
Net income	—	3,952	—	8,176	—	99	2,095
Unrealized gain (loss) on securities and derivatives	—	—	—	8,802	—	—	(281)
Currency translation adjustment	—	—	—	1,564	—	—	—
Total comprehensive income								24,407
Contributions	—	—	—	—	—	—	18,381	18,381
Distributions and allocations	—	—	—	—	—	—	(3,225)	(3,225)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock, net	—	—	519,408	6,621	—	—	—	6,621
Issuance of common limited partnership units in connection with the exercise of stock options	—	—	493,986	11,759	—	—	—	11,759
Conversion of Operating Partnership units to common stock	—	—	18,750	—	—	—	—	—
Forfeiture of common limited partnership units in connection with the forfeiture of stock	—	—	(217,521)	(7,892)	—	—	—	(7,892)
Reallocation of interests	—	—	—	261	—	56	(317)	—
Distributions	—	(3,952)	—	(47,282)	—	(576)	(270)	(52,080)

Balance as of March 31, 2011	9,300,000	$223,412	169,321,293	$3,079,320	2,058,730	$37,352	$360,009	$3,700,093

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
	(Unaudited, dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,322	$(620)
Adjustments to net income (loss):
Straight-line rents and amortization of lease intangibles	(5,972)	(4,289)
Depreciation and amortization	54,986	47,381
Foreign exchange losses	928	2,837
Stock-based compensation amortization	6,621	6,812
Equity in earnings of unconsolidated joint ventures	(7,800)	(3,875)
Operating distributions received from unconsolidated joint ventures	7,838	5,316
Development profits, net of taxes	—	(4,803)
Debt premiums, discounts and finance cost amortization, net	3,887	3,341
Discontinued operations:
Depreciation and amortization	28	1,279
Development profits, net of taxes	(1,637)	—
Gains from sale of real estate interests, net of taxes	(14,544)	—
Changes in assets and liabilities:
Accounts receivable and other assets	1,240	(1,369)
Accounts payable and other liabilities	1,830	18,055

Net cash provided by operating activities	61,727	70,065
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(2,072)	(3,085)
Cash paid for property acquisitions	—	(160)
Additions to land, buildings, development costs, building improvements and lease costs	(111,927)	(53,361)
Net proceeds from divestiture of real estate and securities	93,657	22,408
Additions to interests in unconsolidated joint ventures	(25,543)	(153,211)
Repayments from affiliates	—	4,157

Net cash used in investing activities	(45,885)	(183,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	7,990	1,548
Borrowings on secured debt	831	4,903
Payments on secured debt	(4,719)	(134,070)
Borrowings on other debt	—	4,300
Payments on other debt	—	(4,183)
Borrowings on unsecured credit facilities	325,015	308,252
Payments on unsecured credit facilities	(189,074)	(67,443)
Payment of financing fees	(195)	(431)
Payments on senior debt	(44,000)	—
Forfeiture of units	(4,123)	—
Contributions from noncontrolling interests	18,192	3,509
Distributions paid to partners	(99,880)	(46,238)
Distributions to noncontrolling interests, including preferred units	(2,412)	(2,767)

Net cash provided by financing activities	7,625	67,380
Net effect of exchange rate changes on cash	(18,265)	12,027
Net increase (decrease) in cash and cash equivalents	5,202	(33,780)
Cash and cash equivalents at beginning of period	198,424	187,169

Cash and cash equivalents at end of period	$203,626	$153,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest	$21,230	$15,994

Non-cash transactions:
Proceeds receivable for insured real estate loss	$1,549	$—
Non-cash stock option exercises	$3,769	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

As of March 31, 2011, the Parent Company owned an approximate 98.2% general partnership interest in the Operating Partnership, excluding preferred units. The remaining approximate 1.8% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. Net operating results of the Operating Partnership are allocated after preferred unit distributions based on the respective partners’ ownership interests. Certain properties are owned by the Company through limited partnerships, limited liability companies and other entities. The ownership of such properties through such entities does not materially affect the Company’s overall ownership interests in the properties.

On January 30, 2011, the Parent Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “merger agreement”) with ProLogis, a Maryland real estate investment trust, New Pumpkin Inc., a Maryland corporation and a wholly owned subsidiary of ProLogis, Upper Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of New Pumpkin, Inc., and Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of Upper Pumpkin, LLC. The merger agreement provides for a merger of equals, in which through a series of transactions, ProLogis and its newly formed subsidiaries will be merged with and into the Parent Company (the “merger”), with the Parent Company continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.” As a result of the merger, each outstanding common share of beneficial interest of ProLogis will be converted into the right to receive 0.4464 of a newly issued share of common stock of the Parent Company. The merger is subject to customary closing conditions, including receipt of approval of Parent Company stockholders and ProLogis shareholders. See Part I, Item 2, “The Company” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the proposed merger.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through the Operating Partnership, the Company enters into co-investment ventures with institutional investors. These co-investment ventures provide the Company with an additional source of capital and income. As of March 31, 2011, the Company had twelve co-investment ventures, including the co-investment ventures discussed below.

On March 3, 2011, the Company announced the formation of AMB Europe Logistics JV, FCP-FIS, an unconsolidated co-investment venture with Allianz Real Estate whose strategy is to acquire, own and operate logistics properties primarily within major seaport, airport and distribution markets in the Eurozone. The initial third-party equity investment will be approximately 400.0 million Euros (approximately $566.3 million in U.S. dollars using the exchange rate in effect at March 31, 2011) and the venture’s overall equity commitment is 470.0 million Euros (approximately $665.4 million in U.S. dollars using the same exchange rate), including the Company’s 15% co-investment. The co-investment venture is not expected to utilize leverage on its investments. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

On March 16, 2011, the Company announced the formation of AMB China Logistics Venture I, L.P., an unconsolidated co-investment venture with HIP China Logistics Investments Limited, whose strategy is to develop, acquire, own, operate and manage logistics properties primarily within key markets in China. The venture’s overall equity commitment is $588.0 million, of which the Company will contribute $88.0 million for an approximate 15% ownership. The co-investment venture is expected to utilize 50% leverage on its investments. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

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

As of March 31, 2011, the Company owned or had investments in, on a consolidated basis or through unconsolidated co-investment ventures, properties and development projects expected to total approximately 161.0 million square feet (15.0 million square meters) in 49 markets within 15 countries.

Of the approximately 161.0 million square feet as of March 31, 2011:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the Company owned or partially owned approximately 140.2 million square feet (principally, warehouse distribution buildings) that were 92.8% leased; the Company had investments in 12 development projects, which are expected to total approximately 5.3 million square feet upon completion; the Company owned 25 projects, totaling approximately 6.8 million square feet, which are available for sale or contribution; and the Company had three value-added acquisitions, totaling approximately 1.2 million square feet;

•	through non-managed unconsolidated joint ventures, the Company had investments in 46 industrial operating buildings, totaling approximately 7.3 million square feet; and

•	the Company held approximately 152,000 square feet through a ground lease, which is the location of the Company’s global headquarters.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal, recurring nature, necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The interim results for the three months ended March 31, 2011 are not necessarily indicative of future results. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2010.

Reclassifications.  Certain items in the consolidated financial statements for prior periods have been reclassified to conform to current classifications.

Real Estate Impairment Losses and Restructuring Charges.  The Company conducts a comprehensive review of all real estate asset classes in accordance with its policy of accounting for the impairment or disposal of long-lived assets, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The intended use of an asset, either held for sale or held for the long term, can significantly impact how impairment is measured. If an asset is intended to be held for the long term, the impairment analysis is based on a two-step test. The first test measures estimated expected future cash flows over the holding period, including a residual value (undiscounted and without interest charges), against the carrying value of the property. If the asset fails the test, then the asset carrying value is measured against the estimated fair value from a market participant standpoint, with the excess of the asset’s carrying value over the estimated fair value recognized as an impairment charge to earnings. If an asset is intended to be sold, impairment is tested based on a one-step test, comparing the carrying value to the estimated fair value less costs to sell. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. The Company determines the estimated fair values based on assumptions regarding rental rates, costs to complete, lease-up and holding periods, as well as sales prices or contribution values. The Company also utilizes the knowledge of its regional teams and the recent valuations of its two open-ended funds, which contain a large, geographically diversified pool of assets, all of which are subject to third-party appraisals on at least an annual basis. The Company did not recognize any real estate impairment losses during the three months ended March 31, 2011 or 2010. Impairments may be necessary in the future in the event that market conditions deteriorate and impact the factors used to estimate fair value.

In the first quarter of 2011, the Company incurred $3.8 million of losses on properties in the Company’s Japan markets associated with the March 2011 earthquake and tsunami, which were partially offset by approximately $1.5 million of expected insurance proceeds. The $2.3 million of net uninsured losses were treated as accelerated real estate depreciation and recorded in depreciation expense and accumulated depreciation.

The Company did not recognize restructuring charges during the three months ended March 31, 2011. The Company recognized restructuring charges of approximately $3.0 million in the three months ended March 31, 2010 associated with severance and the termination of certain contractual obligations. The majority of the restructuring charges were cash-related expenses.

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

Under the equity method, investments in unconsolidated joint ventures are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment or if the loss in value is other than temporary. To evaluate whether an impairment is other than temporary, the Company considers relevant factors, including, but not limited to, the period of time in any unrealized loss position, the likelihood of a future recovery, and the Company’s positive intent and ability to hold the investment until the forecasted recovery. If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third party appraisals. No impairment charge was recognized for the three months ended March 31, 2011 and 2010.

Fair Value of Financial Instruments.  Due to their short-term nature, the estimated fair value for cash and cash equivalents, restricted cash, accounts receivable, dividends and distributions payable, and accounts payable and other liabilities approximate their book value. Based on borrowing rates available to the Company at March 31, 2011, the book value and the estimated fair value of total debt (both secured and unsecured) were $3.4 billion and $3.5 billion, respectively. Refer to Note 15 below entitled “Derivatives and Hedging Activities” for the related fair value disclosures.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities for which instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In addition, Level 1 assets and liabilities related to the

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s deferred compensation plan are valued based upon transactions in active exchange markets involving assets identical to the underlying investments contained within the plan.

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of March 31, 2011
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$89,430	$89,430
Deferred compensation plan	21,183	—	—	21,183
Derivative assets	—	6,927	—	6,927
Liabilities:
Derivative liabilities	$—	$(1,204)	$—	$(1,204)
Deferred compensation plan	21,183	—	—	21,183

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2010
(Dollars in thousands)

	Level 1	Level 2	Level 3
	Assets/Liabilities	Assets/Liabilities	Assets/Liabilities
	at Fair Value	at Fair Value	at Fair Value	Total

Assets:
Investments in real estate(1)	$—	$—	$100,283	$100,283
Deferred compensation plan	19,123	—	—	19,123
Derivative assets	—	1,664	—	1,664
Investment securities	1,797	—	—	1,797
Liabilities:
Derivative liabilities	$—	$2,746	$—	$2,746
Deferred compensation plan	19,123	—	—	19,123

(1)	Represents certain real estate assets held for sale, held for contribution or reclassified between held for dispositions and held for use categories on a consolidated basis that are marked to their fair values at March 31, 2011 and December 31, 2010, respectively, as a result of real estate impairment losses, net of recoveries.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Acquisition and Development Activity

During the three months ended March 31, 2011 and 2010, the Company did not acquire any properties, on a consolidated basis. Within the Company’s owned and managed portfolio, during the three months ended March 31, 2011, 0.3 million square feet was acquired by AMB U.S. Logistics Fund, L.P. for an aggregate purchase price of $17.3 million, and less than 0.1 million square feet was acquired by AMB Europe Logistics Fund, FCP-FIS for an aggregate purchase price of $5.2 million, both of which are unconsolidated co-investment ventures.

As of March 31, 2011, the Company had 12 construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 5.3 million square feet and have an aggregate estimated investment of $470.6 million upon completion, net of $1.0 million of cumulative real estate impairment losses to date. Five of these projects totaling approximately 1.8 million square feet with an aggregate estimated investment of $183.4 million were held in an unconsolidated co-investment venture. Construction-in-progress, at March 31, 2011, included projects expected to be completed through the third quarter of 2013.

On a consolidated basis, as of March 31, 2011, the Company had an additional 24 pre-stabilized development projects totaling approximately 6.6 million square feet, with an aggregate estimated investment of $681.2 million, net of $68.6 million of cumulative real estate impairment losses to date, and an aggregate gross book value of $668.5 million, net of cumulative real estate impairment losses.

On a consolidated basis, as of March 31, 2011, the Company and its development joint venture partners had funded an aggregate of $814.3 million, or 78%, of the total estimated investment before the impact of real estate impairment losses and will need to fund an estimated additional $223.7 million, or 22%, in order to complete the Company’s development portfolio.

In addition to its committed construction-in-progress, the Company held a total of 2,361 acres of land for future development or sale, on a consolidated basis, approximately 86% of which was located in the Americas. The Company currently estimates that these 2,361 acres of land could support approximately 42.7 million square feet of future development.

The Company’s development portfolio and land inventory does not include value-added acquisitions.

4.	Development Profits, Gains from Sale or Contribution of Real Estate Interests and Discontinued Operations

Development Sales and Contributions.  During the three months ended March 31, 2011, the Company did not sell any projects held within the development portfolio to third parties and, as a result, recognized no development profits from continuing operations. During the three months ended March 31, 2010, the Company recognized development profits of approximately $4.8 million as a result of the sale of development projects to third-parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $22.9 million. This included the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

During the three months ended March 31, 2011 and 2010, the Company made no contributions of completed development projects to unconsolidated co-investment ventures.

Properties Held for Sale or Contribution, Net.  As of March 31, 2011, the Company held for sale one property with an aggregate net book value of $1.4 million. Properties held for sale either are not in the Company’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of such properties are generally subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2010, the Company held for sale ten properties with an aggregate net book value of $55.9 million.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011, the Company held for contribution to co-investment ventures 18 properties with an aggregate net book value of $344.8 million, which, if contributed, will reduce the Company’s average ownership interest in these projects from approximately 94% to an expected range of less than 40%. As of December 31, 2010, the Company held for contribution to co-investment ventures eight properties with an aggregate net book value of $186.2 million.

During the three months ended March 31, 2011, no properties were reclassified from held for sale or contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the Company’s policies of accounting for the impairment or disposal of long-lived assets, during the three months ended March 31, 2011, the Company did not recognize any additional depreciation expense and related accumulated depreciation as a result of the reclassification of assets from properties held for sale or contribution to investments in real estate. During the three months ended March 31, 2010, the Company recognized additional depreciation expense and related accumulated depreciation of $1.2 million as a result of similar reclassifications.

Discontinued Operations.  The Company reports its property sales as discontinued operations separately as prescribed under its policy of accounting for the impairment or disposal of long-lived assets. During the three months ended March 31, 2011, the Company sold industrial operating properties aggregating approximately 1.9 million square feet for an aggregate sales price of $77.2 million. Of these sales, 0.1 million square feet with a sales price of $7.4 million, resulting in a gain of $1.6 million, related to properties held in the operating portfolio which had previously undergone development by the Company. These gains are presented in development profits, net of taxes, as discontinued operations in the consolidated statements of operations. The remaining $69.8 million of operating property sales resulted in gains of $14.5 million which were presented in gains from sale of real estate interests, net of taxes as discontinued operations in the consolidated statements of operations. During the three months ended March 31, 2010, the Company did not sell any industrial operating properties.

During the three months ended March 31, 2011 and 2010, the Company did not sell any value-added conversion projects.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the condensed results of discontinued operations, net of noncontrolling interests (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Rental revenues	$2,385	$3,812
Straight-line rents and amortization of lease intangibles	13	72
Property operating expenses	(765)	(838)
Real estate taxes	(778)	(901)
Depreciation and amortization	(28)	(1,279)
Other income and (expenses), net	43	1
Interest, including amortization	—	(27)

Income attributable to discontinued operations	870	840
Development profits, net of taxes	1,637	—
Gains from sale of real estate interests, net of taxes	14,544	—

Discontinued operations attributable to the Parent Company and the Operating Partnership	$17,051	$840

Parent Company:
Discontinued operations	$17,051	$840
Noncontrolling interests:
Joint venture partners’ and limited partnership unitholders’ share of (income) loss attributable to discontinued operations	(6)	1
Joint venture partners’ and limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(285)	—

Discontinued operations attributable to the Parent Company	$16,760	$841

Operating Partnership:
Discontinued operations	$17,051	$840
Noncontrolling interests:
Joint venture partners’ and Class B limited partnership unitholders’ share of loss (income) attributable to discontinued operations	5	13
Class B limited partnership unitholders’ share of development profits attributable to discontinued operations	20	—
Joint venture partners’ and Class B limited partnership unitholders’ share of gains from sale of real estate interests, net of taxes	(90)	—

Discontinued operations attributable to the Operating Partnership	$16,986	$853

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011 and December 31, 2010, assets and liabilities attributable to properties held for sale by the Company consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$—	$355
Accounts receivable, deferred financing costs and other assets	$9	$1,561
Accounts payable and other liabilities	$8	$831

5.	Debt of the Parent Company

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

Unsecured Senior Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. As of March 31, 2011, the Operating Partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, before unamortized net discounts, which bore a weighted average interest rate of 5.5% and had an average term of 6.0 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the Parent Company.

Other Debt Guarantees

The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its other debt obligations related to the following two facilities. In November 2010, the Operating Partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of March 31, 2011, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $150.3 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. Additionally, in November 2010, the Operating Partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on March 31, 2011, the term loan had an outstanding balance of approximately $217.6 million in U.S. dollars, which bore a weighted average interest rate of 1.2%. These term loans contain limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

Unsecured Credit Facility Guarantees

The Parent Company is a guarantor of the Operating Partnership’s obligations under its $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollar or U.S. dollar denominated borrowings) unsecured revolving credit facility. In November 2010, the Operating Partnership refinanced its $550.0 million multi-currency facility, increasing the facility by $50.0 million and extending the maturity to March 2014. This facility can be increased to up to $800.0 million upon certain conditions. This facility had no outstanding balance as of March 31, 2011.

The Parent Company and the Operating Partnership guarantee the obligations of AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, under a Yen-denominated unsecured revolving credit facility, as well as the obligations of any other entity in which the Operating Partnership directly or indirectly owns an ownership interest and which is selected by the Operating Partnership from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 45.0 billion Yen, which, using the exchange

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate in effect on March 31, 2011, equaled approximately $541.3 million U.S. dollars and bore a weighted average interest rate of 2.00%. Prior to its early renewal in December 2010, this credit facility had a borrowing limit of 55.0 billion Yen. Additionally, upon renewal, the credit facility maturity was extended to March 2014. As of March 31, 2011, this facility had a balance of $172.3 million, using the exchange rate in effect on that date.

The Parent Company and the Operating Partnership guarantee the obligations for such subsidiaries and other entities controlled by the Operating Partnership that are selected by the Operating Partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, entered into this credit facility, which has an option to further increase the facility to up to $750.0 million and to extend the maturity date by one year. As of March 31, 2011, this facility, which matures in July 2011, had a balance of $230.5 million using the exchange rate in effect on that date and bore a weighted average interest rate of 1.09%.

The credit agreements related to the above facilities contain limitations on the incurrence of liens and limitations on mergers or consolidations of the Parent Company.

6.	Debt of the Operating Partnership

As of March 31, 2011 and December 31, 2010, debt of the Operating Partnership consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Wholly owned secured debt, varying interest rates from 2.0% to 7.6%, due December 2011 to July 2017 (weighted average interest rates of 2.9% and 2.9% at March 31, 2011 and December 31, 2010, respectively)	$227,316	$231,162
Consolidated joint venture secured debt, varying interest rates from 1.1% to 8.3%, due July 2011 to November 2022 (weighted average interest rates of 4.8% and 4.8% at March 31, 2011 and December 31, 2010, respectively)	733,882	731,183
Unsecured senior debt securities, varying interest rates from 3.3% to 7.5%, due September 2011 to July 2020 (weighted average interest rates of 5.5% and 5.6% at March 31, 2011 and December 31, 2010, respectively)	1,651,682	1,698,601
Other debt, varying interest rates from 1.2% to 5.8%, due September 2012 to November 2015 (weighted average interest rates of 2.5% and 3.3% at March 31, 2011 and December 31, 2010, respectively)	422,180	413,976
Unsecured credit facilities, variable interest rates, due July 2011 and March 2014 (weighted average interest rates of 1.5% and 1.7% at March 31, 2011 and December 31, 2010, respectively)	402,784	268,933

Total debt before unamortized net discounts	3,437,844	3,343,855
Unamortized net discounts	(11,793)	(12,556)

Total consolidated debt	$3,426,051	$3,331,299

Wholly Owned and Consolidated Joint Venture Secured Debt

Secured debt generally requires monthly principal and interest payments. Some of the loans are cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust, mortgages or other instruments on certain properties and is generally non-recourse. As of March 31, 2011 and December 31, 2010, the total gross investment book value of those properties securing the debt was $1.9 billion and $1.8 billion, respectively, including $1.5 billion held in consolidated joint ventures as of both balance sheet dates. As of March 31, 2011, $691.1 million of the secured debt obligations before unamortized net discounts bore interest at

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed rates (with a weighted average interest rate of 5.1%), while the remaining $270.1 million bore interest at variable rates (with a weighted average interest rate of 2.4%). As of March 31, 2011, $583.6 million of the secured debt before unamortized net discounts was held by the Operating Partnership’s co-investment ventures, including the AMB-SGP, L.P. loan agreement discussed below.

Seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the Operating Partnership, entered into a loan agreement for a $305.0 million secured financing, and pursuant to the loan agreement, delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate. The aggregate principal amount outstanding under this loan agreement as of March 31, 2011 was $287.9 million.

Unsecured Senior Debt

As of March 31, 2011, the Operating Partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, before unamortized net discounts, which bore a weighted average interest rate of 5.5% and had an average term of 6.0 years.

The Parent Company guarantees the Operating Partnership’s obligations with respect to its unsecured senior debt securities. The unsecured senior debt securities are subject to various covenants of the Operating Partnership. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all unsecured senior debt securities at March 31, 2011.

Other Debt

As of March 31, 2011, the Operating Partnership had $422.2 million outstanding in other debt which bore a weighted average interest rate of 2.5% and had an average term of 3.1 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the Operating Partnership, which had a $54.3 million balance outstanding as of March 31, 2011. The $367.9 million remaining outstanding balance of other debt, in U.S. dollars using the exchange rates in effect on March 31, 2011, is related to the Operating Partnership’s unsecured term loans discussed below.

In November 2010, the Operating Partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which matures in October 2012. As of March 31, 2011, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $150.3 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%.

Additionally, in November 2010, the Operating Partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on March 31, 2011, the term loan had an outstanding balance of approximately $217.6 million in U.S. dollars, which bore a weighted average interest rate of 1.2%.

The Parent Company guarantees the Operating Partnership’s obligations with respect to certain of its unsecured debt. These covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants for all other debt at March 31, 2011.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Credit Facilities

As of March 31, 2011, the Operating Partnership had three credit facilities with total capacity of approximately $1.6 billion, of which approximately $1.2 billion was available for future borrowings.

The Operating Partnership has a $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollars or U.S. dollar denominated borrowings) unsecured revolving credit facility, guaranteed by the Parent Company. In November 2010, the Operating Partnership refinanced its $550.0 million multi-currency facility, increasing the facility by $50.0 million and extending the maturity to March 2014. This facility can be increased to up to $800.0 million upon certain conditions. As of March 31, 2011, there was no outstanding balance on this credit facility, and the remaining amount available was $589.3 million, net of outstanding letters of credit of $10.7 million, using the exchange rate in effect on that date.

AMB Japan Finance Y.K., a subsidiary of the Operating Partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, which, using the exchange rate in effect on March 31, 2011, equaled approximately $541.3 million U.S. dollars and bore a weighted average interest rate of 2.00%. Prior to its early renewal in December 2010, this credit facility had a borrowing limit of 55.0 billion Yen. Additionally, upon renewal, the credit facility maturity was extended to March 2014 and is guaranteed by both the Parent Company and the Operating Partnership. As of March 31, 2011, the outstanding balance on this credit facility, using the exchange rate in effect on that date, was $172.3 million, and the remaining amount available was $369.0 million.

The Operating Partnership and certain of its wholly owned subsidiaries, each acting as a borrower, and the Parent Company and the Operating Partnership, as guarantors, have a $500.0 million unsecured revolving credit facility, which has an option to further increase the facility to up to $750.0 million and to extend the maturity date by one year. The credit facility matures in July 2011. As of March 31, 2011, the outstanding balance on this credit facility, using the exchange rates in effect on that date, was approximately $230.5 million with a weighted average interest rate of 1.09%, and the remaining amount available was $269.5 million.

The above credit facilities contain affirmative covenants of the Operating Partnership, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the Operating Partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The Operating Partnership was in compliance with its financial covenants under each of these credit agreements at March 31, 2011.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011, the scheduled maturities and principal payments of the Operating Partnership’s total debt were as follows (dollars in thousands):

	Wholly Owned
	Unsecured				Total	Consolidated		Total
	Senior	Credit	Other	Secured	Wholly Owned	Joint Venture		Consolidated
	Debt	Facilities(1)	Debt	Debt	Debt	Debt		Debt
2011	$25,000	$230,512	$—	$15,203	$270,715	$138,854		$409,569
2012	—	—	150,256	29,598	179,854	469,805		649,659
2013	293,897	—	—	23,710	317,607	104,852		422,459
2014	—	172,272	—	4,787	177,059	8,637		185,696
2015	112,491	—	217,624	7,721	337,836	16,943		354,779
2016	250,000	—	—	79,994	329,994	15,499		345,493
2017	300,000	—	—	66,303	366,303	490		366,793
2018	300,000	—	—	—	300,000	595		300,595
2019	250,000	—	—	—	250,000	29,412		279,412
2020	120,294	—	—	—	120,294	645		120,939
Thereafter	—	—	—	—	—	2,450		2,450

Subtotal	$1,651,682	$402,784	$367,880	$227,316	$2,649,662	$788,182	(2)	$3,437,844
Unamortized net (discounts) premiums	(11,859)	—	—	34	(11,825)	32		(11,793)

Total	$1,639,823	$402,784	$367,880	$227,350	$2,637,837	$788,214		$3,426,051

(1)	Represents three credit facilities with total borrowing capacity of approximately $1.6 billion. Includes $142.0 million in U.S. dollar borrowings and $172.3 million, $64.9 million, $4.2 million and $19.4 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at March 31, 2011, respectively, translated to U.S. dollars using the foreign exchange rates in effect on that date.

(2)	Includes an outstanding balance of $54.3 million of other debt on a $70.0 million credit facility held by AMB Institutional Alliance Fund II, L.P.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company’s consolidated joint ventures’ total investment and property debt at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

		Parent	Total Investment
		Company’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2011	2010	2011	2010	2011	2010

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.(1)	AMB Institutional Alliance REIT II, Inc.	24%	$521,227	$518,516	$182,849	$184,292	$54,300	$54,300
AMB-SGP, L.P.(2)	Industrial JV Pte. Ltd.	50%	480,302	479,635	325,876	327,301	—	—
AMB-AMS, L.P.(3)	PMT, SPW and TNO	39%	161,205	160,985	75,244	75,650	—	—
Other Industrial Operating Joint Ventures		83%	348,690	372,536	57,435	62,210	—	—
Other Industrial Development Joint Ventures		41%	224,609	181,600	92,510	81,776	—	—

Total Consolidated Joint Ventures			$1,736,033	$1,713,272	$733,914	$731,229	$54,300	$54,300

(1)	AMB Institutional Alliance Fund II, L.P. is a co-investment partnership, comprised of 13 institutional investors, which invest through a private real estate investment trust, and one third-party limited partner as of March 31, 2011. During the third quarter of 2010, the Company purchased additional shares from one of the existing institutional investors, increasing the Company’s ownership in the partnership to approximately 24%.

(2)	AMB-SGP, L.P. is a co-investment partnership with Industrial JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(3)	AMB-AMS, L.P. is a co-investment partnership with three Dutch pension funds. PMT is Stichting Pensioenfonds Metaal en Techniek, SPW is Stichting Pensioenfonds voor de Woningcorporaties and TNO is Stichting Pensioenfonds TNO.

On August 2, 2010, the Company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the Company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.5 million using the exchange rate in effect on March 31, 2011. These contributions, excluding amounts transferred as detailed below, are held by a third party trustee, which is not consolidated by the Company, and, as such, the cash investment and equity interest of the third party investors related to this portion of the contributions are not reflected on the Company’s consolidated financial statements. During the three months ended March 31, 2011, $4.1 million of the contributions made by third party investors were transferred from the third party trustee to the co-investment venture. The Company will contribute 20% of the total equity, or approximately $63.1 million, at full deployment, for total equity of $315.6 million available for future investments. During the three months ended March 31, 2011, the Company contributed $1.0 million to this co-investment venture. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s noncontrolling interests for the three months ended March 31, 2010 (dollars in thousands):

Balance as of December 31, 2009	$351,304
Net loss	(469)
Contributions	3,769
Distributions and allocations	(2,173)
Dividends	(946)

Balance as of March 31, 2010	$351,485

The following table details the noncontrolling interests of the Parent Company as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2011	2010	Date

Joint venture partners	$342,514	$325,590	N/A
Limited partners in the Operating Partnership	37,352	37,773	N/A
Held through AMB Property II, L.P.:
Class B limited partners	17,495	18,036	N/A

Total noncontrolling interests	$397,361	$381,399

The following table distinguishes the Parent Company’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Joint venture partners’ share of net income (loss)	$2,049	$(375)
Joint venture partners’ and common limited partners’ share of development profits	20	67
Common limited partners in the Operating Partnership’s share of net income (loss)	79	(126)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	9	39
Class B common limited partnership units’ share of net income (loss)	37	(74)

Total noncontrolling interests’ share of net income (loss)	$2,194	$(469)

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

The Operating Partnership’s consolidated joint ventures’ total investment and property debt at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

		Operating	Total Investment
		Partnership’s	in Real Estate		Property Debt		Other Debt
	Co-investment	Ownership	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Consolidated Joint Ventures	Venture Partner	Percentage	2011	2010	2011	2010	2011	2010

Co-investment Ventures
AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	24%	$521,227	$518,516	$182,849	$184,292	$54,300	$54,300
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%	480,302	479,635	325,876	327,301	—	—
AMB-AMS, L.P.	PMT, SPW and TNO	39%	161,205	160,985	75,244	75,650	—	—
Other Industrial Operating Joint Ventures		83%	348,690	372,536	57,435	62,210	—	—
Other Industrial Development Joint Ventures		41%	224,609	181,600	92,510	81,776	—	—

Total Consolidated Joint Ventures			$1,736,033	$1,713,272	$733,914	$731,229	$54,300	$54,300

As of March 31, 2011, no investments had been made in real estate properties within the AMB Mexico Fondo Logistico co-investment venture.

The following table reconciles the change in the Operating Partnership’s noncontrolling interests for the three months ended March 31, 2010 (dollars in thousands):

Balance as of December 31, 2009	$312,743
Net loss	(410)
Contributions	3,769
Distributions and allocations	(2,067)
Distributions	(352)

Balance as of March 31, 2010	$313,683

The following table details the noncontrolling interests of the Operating Partnership as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,	Redemption/Callable
	2011	2010	Date

Joint venture partners	$342,514	$325,590	N/A
Held through AMB Property II, L.P.:
Class B limited partners	17,495	18,036	N/A

Total noncontrolling interests	$360,009	$343,626

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table distinguishes the Operating Partnership’s noncontrolling interests’ share of net income, including noncontrolling interests’ share of development profits, for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Joint venture partners’ share of net income (loss)	$2,049	$(375)
Held through AMB Property II, L.P.:
Class B common limited partnership units’ share of development profits	9	39
Class B common limited partnership units’ share of net income (loss)	37	(74)

Total noncontrolling interests’ share of net income (loss)	$2,095	$(410)

The Operating Partnership has consolidated joint ventures that have finite lives under the terms of the joint venture agreements. As of March 31, 2011, the aggregate book value of the joint venture noncontrolling interests in the accompanying consolidated balance sheets was approximately $342.5 million. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $453.5 million at March 31, 2011. However, there can be no assurance that this will be the aggregate settlement value of the interests. The aggregate settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership would distribute to its joint venture partners upon dissolution, as required under the terms of the respective joint venture agreements. There can be no assurance that the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Operating Partnership distributes upon dissolution will be the same as the actual liquidation values of such assets, liabilities and proceeds distributed upon dissolution. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated joint ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The joint venture agreements do not limit the amount to which the noncontrolling joint venture partners would be entitled in the event of liquidation of the assets and liabilities and dissolution of the respective joint ventures.

9.	Investments in Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures’ net equity investments at March 31, 2011 and December 31, 2010 were (dollars in thousands):

	March 31, 2011		The Company’s Net
	The Company’s		Equity Investments		Estimated
	Ownership	Square	March 31,	December 31,	Investment
Unconsolidated Joint Ventures	Percentage	Feet	2011	2010	Capacity

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.(1)	33%	38,431,931	$406,329	$409,377	$150,000
AMB Europe Logistics Fund, FCP-FIS(2)	37%	10,887,361	174,127	172,903	300,000
AMB Japan Fund I, L.P.(3)	20%	7,263,090	83,644	82,482	—
AMB-SGP Mexico, LLC(4)	22%	6,352,103	20,193	20,646	—
AMB DFS Fund I, LLC(5)	15%	195,210	14,303	14,426	—
AMB Brazil Logistics Partners Fund I, L.P.(6)	25%	639,264	57,975	32,910	350,000
Other Industrial Operating Joint Ventures(7)	51%	7,419,049	51,682	51,043	n/a

Total Unconsolidated Joint Ventures(8)		71,188,008	$808,253	$783,787	$800,000

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	An open-ended co-investment partnership formed in 2004 with institutional investors, which invest through a private real estate investment trust, and a third-party limited partner.

(2)	A Euro-denominated open-ended co-investment venture with institutional investors. The institutional investors have committed approximately 263.0 million Euros (approximately $372.4 million in U.S. dollars, using the exchange rate at March 31, 2011) for an approximate 63% equity interest. Effective October 29, 2010, the name of AMB Europe Fund I, FCP-FIS was changed to AMB Europe Logistics Fund, FCP-FIS.

(3)	A Yen-denominated co-investment venture with 13 institutional investors. The 13 institutional investors have committed 49.5 billion Yen (approximately $595.5 million in U.S. dollars, using the exchange rate at March 31, 2011) for an approximate 80% equity interest.

(4)	A co-investment venture with Industrial (Mexico) JV Pte. Ltd., a subsidiary of GIC Real Estate Pte. Ltd., the real estate investment subsidiary of the Government of Singapore Investment Corporation.

(5)	A co-investment venture with Strategic Realty Ventures, LLC. The investment period for AMB DFS Fund I, LLC ended in June 2009, and the remaining capitalization of this fund as of March 31, 2011 was the estimated investment of $5.9 million to complete the existing development assets held by the fund. Since inception, the Company has contributed $28.9 million of equity to the fund. During each of the three months ended March 31, 2011 and 2010, the Company contributed $0.1 million to this co-investment venture.

(6)	A Brazilian Real denominated co-investment venture with a third-party university endowment partner, which is consolidated for accounting purposes. The third-party investor has committed approximately 360.0 million Brazilian Reais for a 50% equity interest (with a remaining uncalled commitment of approximately $188.9 million in U.S. dollars, using the exchange rate at March 31, 2011). This consolidated co-investment venture does not hold any properties directly, but holds a 50% equity interest in the unconsolidated joint venture previously established with the Company’s joint venture partner Cyrela Commercial Properties. This structure results in an effective 25% equity interest for the Company in the venture’s underlying development assets. During the three months ended March 31, 2011, this joint venture commenced development on 0.6 million square feet of properties.

(7)	Other Industrial Operating Joint Ventures includes joint ventures between the Company and third parties which generally have been formed to take advantage of a particular market opportunity that can be accessed as a result of the joint venture partner’s experience in the market. The Company typically owns 40-60% of these joint ventures.

(8)	In addition to the equity investment in the table, the Company, through its investment in AMB Property Mexico, held equity interests in various other unconsolidated ventures totaling approximately $14.0 million and $13.3 million as of March 31, 2011 and December 31, 2010, respectively. Additionally, in December 2010, the Company entered into a mortgage debt investment joint venture with a third-party partner, in which it held an equity interest of $87.6 million and $86.2 million as of March 31, 2011 and December 31, 2010, respectively.

On March 3, 2011, the Company announced the formation of AMB Europe Logistics JV, FCP-FIS, a co-investment venture with Allianz Real Estate whose strategy is to acquire, own and operate logistics properties primarily within major seaport, airport and distribution markets in the Eurozone. The initial third-party equity investment will be approximately 400.0 million Euros (approximately $566.3 million in U.S. dollars using the exchange rate in effect at March 31, 2011) and the venture’s overall equity commitment is 470.0 million Euros (approximately $665.4 million in U.S. dollars using the same exchange rate), including the Company’s 15% co-investment. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

On March 16, 2011, the Company announced the formation of AMB China Logistics Venture I, L.P., a co-investment venture with HIP China Logistics Investments Limited, whose strategy is to develop, acquire, own, operate and manage logistics properties primarily within key markets in China. The venture’s overall equity

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment is $588.0 million, of which the Company will contribute $88.0 million for an approximate 15% ownership. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

For both the three months ended March 31, 2011 and 2010, the Company received no distributions from its unconsolidated joint ventures for the Company’s share of the proceeds from asset sales or financings during the respective periods.

The following table presents property related transactions for the Company’s unconsolidated co-investment ventures for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	AMB U.S. Logistics		AMB Europe Logistics Fund,		AMB DFS
	Fund, L.P.		FCP-FIS		Fund I, LLC
	For the Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010

Number of properties acquired	1	2	1	—	—	—
Square feet	278,365	687,932	29,956	—	—	—
Acquisition cost(1)	$17,300	$45,552	$5,202	$—	$—	$—
Development properties sold:
Square feet	—	—	—	—	4,817	—
Gross Sales Price	$—	$—	$—	$—	$578	$—

(1)	Includes estimated total acquisition expenditures of approximately $0.1 million for properties acquired by AMB Europe Logistics Fund, FCP-FIS during the three months ended March 31, 2011. Includes estimated total acquisition expenditures of approximately $0.2 million for properties acquired by AMB U.S. Logistics Fund, L.P. during the three months ended March 31, 2010.

The following table presents summarized income statement information for the Company’s unconsolidated joint ventures for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months						For the Three Months
	Ended March 31, 2011						Ended March 31, 2010
			Income						Income
			(Loss)						(Loss)
		Property	from		Net			Property	from		Net
		Operating	Continuing		Income			Operating	Continuing		Income
Unconsolidated Joint Ventures:	Revenues	Expenses	Operations		(Loss)		Revenues	Expenses	Operations		(Loss)

Co-investment Ventures
AMB U.S. Logistics Fund, L.P.	$71,051	$(22,002)	$4,034		$4,153		$68,521	$(19,228)	$1,663		$1,663
AMB Europe Logistics Fund, FCP-FIS	26,369	(5,708)	3,130		3,130		23,301	(5,257)	339		339
AMB Japan Fund I, L.P.	29,185	(6,192)	4,037		4,037		25,468	(5,433)	5,246		5,246
AMB-SGP Mexico, LLC	8,922	(1,014)	(1,881	)(1)	(1,881	)(1)	8,142	(1,555)	(4,789	)(1)	(4,789	)(1)
AMB DFS Fund I, LLC	33	(431)	(503)		(420)		—	(201)	(283)		(281)
AMB Brazil Logistics Partners Fund I, L.P.(2)	—	—	38		38		—	—	—		—

Total Co-investment Ventures	135,560	(35,347)	8,855		9,057		125,432	(31,674)	2,176		2,178
Other Industrial Operating Joint Ventures	8,534	(2,114)	1,892		1,892		8,181	(1,978)	1,503		1,503
Other Industrial Development Joint Ventures	—	—	—		—		—	—	(2)		(2)

Total Unconsolidated Joint Ventures	$144,094	$(37,461)	$10,747		$10,949		$133,613	$(33,652)	$3,677		$3,679

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes $3.8 million of interest expense on loans from co-investment venture partners for each of the three months ended March 31, 2011 and 2010.

(2)	This summarized financial information represents the financial position and results of operation of the Company’s joint venture with its partner Cyrela Commercial Properties, of which the Company holds a 25% equity interest through its 50% co-investment in AMB Brazil Logistics Partners Fund I, L.P.

In accordance with guidance issued by the FASB related to the consolidation of VIEs, the Company has performed an analysis of all of its joint venture entities to determine whether they would qualify as VIEs and whether the joint ventures should be consolidated or accounted for as an equity investment in an unconsolidated joint venture. As a result of the Company’s qualitative assessment to determine whether these joint venture entities are VIEs, the Company identified five joint venture entities, owned in conjunction with the same joint venture partner, which were VIEs based upon the criterion of having insufficient equity investment at risk. Because these five joint ventures, collectively referred to as the “Five Ventures,” have partnership and management agreements with the same joint venture partner and purposes that are nearly identical, the following disclosures are made in the aggregate for all Five Ventures. These Five Ventures have been formed as limited liability companies with the sole purpose of acquiring, developing, improving, maintaining, leasing, marketing and selling properties for profit, with the majority of the business activities to be financed by third-party debt. In determining whether there was sufficient equity investment at risk, the Company evaluated the individual balance sheets of the Five Ventures by comparing the equity balance as well as the outstanding debt balance to the total assets of the Five Ventures.

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

The Company includes the following balances related to the Five Ventures, as of March 31, 2011, in investments in unconsolidated joint ventures in the consolidated balance sheet as of March 31, 2011 (dollars in thousands):

	As of March 31, 2011
	Equity	Maximum Loss
	Investment	Exposure

Five Ventures	$3,426	$3,426 (1)

(1)	Per the partnership agreements for the Five Ventures, the Company’s liability is limited to its investment in the entities. The Company does not guarantee any third-party debt held by these Five Ventures. Capital contributions to the Five Ventures subsequent to the initial capital contribution require the unanimous approval of

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both the Company and the joint venture partner, and, as of March 31, 2011, the Company has no commitment to make additional contributions to the Five Ventures.

10.	Stockholders’ Equity of the Parent Company

Holders of common limited partnership units of the Operating Partnership and class B common limited partnership units of AMB Property II, L.P. have the right to require the Operating Partnership or AMB Property II, L.P., as applicable, to redeem part or all of their common limited partnership units or class B common limited partnership units, as applicable, for cash (based upon the fair market value of an equivalent number of shares of common stock of the Parent Company at the time of redemption). The right of the holders of common limited partnership units is subject to the Operating Partnership or AMB Property II, L.P., in its respective sole and absolute discretion, electing to have the Parent Company exchange those common limited partnership units for shares of the Parent Company’s common stock, whether or not such shares are registered under the Securities Act of 1933, on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of certain rights, certain extraordinary distributions and similar events. The redemption right is also subject to the limits on ownership and transfer of common stock set forth in the Parent Company’s charter. With each exchange of the Operating Partnership’s common limited partnership units for the Parent Company’s common stock, the Parent Company’s percentage ownership in the Operating Partnership will increase. The redemption right commences on or after the first anniversary of a unitholder becoming a limited partner of the Operating Partnership or of AMB Property II, L.P., as applicable (or such other date agreed to by the Operating Partnership or AMB Property II, L.P. and the unit holder). During the three months ended March 31, 2011, 18,750 of the Operating Partnership’s common limited partnership units were exchanged for shares of the Parent Company’s common stock.

The Parent Company has authorized 100,000,000 shares of preferred stock for issuance, of which the following series were designated as of March 31, 2011: 2,300,000 shares of series L cumulative redeemable preferred, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred, all of which are outstanding.

The series L, M, O and P preferred stock have preference rights with respect to distributions and liquidation over the common stock. Holders of the series L, M, O and P preferred stock are not entitled to vote on any matters, except under certain limited circumstances. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the series L, M, O and P preferred stock will have the right to elect two additional members to serve on the Parent Company’s board of directors until dividends have been paid in full. At March 31, 2011, there were no dividends in arrears. The Parent Company may issue additional series of preferred stock ranking on a parity with the series L, M, O and P preferred stock, but may not issue any preferred stock senior to the series L, M, O and P preferred stock without the consent of two-thirds of the holders of each of the series L, M, O and P preferred stock. The series L, M, O and P preferred stock have no stated maturity and are not subject to mandatory redemption or any sinking fund. The series L and M preferred stock are redeemable solely at the option of the Parent Company, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends. The series O and P preferred stock will be redeemable at the option of the Parent Company on and after December 13, 2010 and August 25, 2011, respectively, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the Parent Company’s consolidated stockholders’ equity for the three months ended March 31, 2010 (dollars in thousands):

Balance as of December 31, 2009	$3,291,320
Net loss	(620)
Unrealized loss on securities and derivatives	(1,700)
Currency translation adjustment	593

Total comprehensive loss	(1,727)
Contributions	3,769
Distributions and allocations	(2,173)
Stock-based compensation amortization and issuance of restricted stock, net	6,812
Exercise of stock options	1,548
Forfeiture of stock	(1,671)
Dividends	(46,783)

Balance as of March 31, 2010	$3,251,095

The following table sets forth the dividends or distributions paid or payable per share:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2011	2010

AMB Property Corporation	Common stock	$0.280	$0.280
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	$0.428

In September 2010, the Parent Company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. The Parent Company has not repurchased any shares of its common stock under this program.

As of March 31, 2011, the Parent Company’s stock incentive plans have approximately 2.7 million shares of common stock available for issuance as either stock options or restricted stock grants. The fair value of each option grant is generally estimated at the date of grant using the Black-Scholes option-pricing model. The Parent Company uses historical data to estimate option exercise and forfeitures within the valuation model. Expected volatilities are based on historical volatility of the Parent Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table presents the assumptions and fair values for grants made during 2011:

	Dividend Yield		Expected Volatility		Risk-free Interest Rate		Weighted Average	Weighted Average
		Weighted		Weighted		Weighted	Expected Life	Grant Date
For the Quarter Ended	Range	Average	Range	Average	Range	Average	(Years)	Fair Value

March 31, 2011	3.4% - 5.0%	5.0%	37.9% - 42.6%	38.0%	2.4% - 2.7%	2.4%	6.5	$7.61

As of March 31, 2011, approximately 9,103,685 options and 1,382,296 non-vested stock awards were outstanding under the plans. There were 925,979 stock options granted, 493,986 options exercised, and 23,246 options forfeited during the three months ended March 31, 2011. There were 548,389 restricted stock awards made, 452,108 non-vested stock awards that vested and 122 non-vested stock awards that were forfeited during the three months ended March 31, 2011. The grant date fair value of restricted stock awards as of the grant dates of the awards issued during the three months ended March 31, 2011 was $33.00. The unamortized expense for restricted stock as

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of March 31, 2011 was $30.9 million which is expected to be recognized over a weighted average period of 2.8 years. As of March 31, 2011, the Parent Company had $10.4 million of total unrecognized compensation cost related to unvested options granted under the Parent Company’s stock incentive plans which is expected to be recognized over a weighted average period of 1.6 years.

During the three months ended March 31, 2011, the Parent Company did not issue any restricted share units (“RSUs”). RSUs are granted to certain employees at a rate of one common share per RSU and are valued on the grant date based upon the market price of a common share on that date. The value of the RSUs granted is recognized as compensation expense over the applicable vesting period, which is generally four years. Holders of RSUs do not receive voting rights, nor are they eligible to receive dividends declared on outstanding shares of common stock, during the vesting period. Shares of common stock equivalent to the number of RSUs granted are reserved for issuance until vesting of the RSUs has completed. During the three months ended March 31, 2011, 25,122 RSUs vested, and 58,893 RSUs are outstanding as of March 31, 2011.

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

As of March 31, 2011, the Operating Partnership had outstanding 169,321,293 common general partnership units; 2,058,730 common limited partnership units; 2,000,000 6.5% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

The following table reconciles the change in Operating Partnership’s partners’ capital for the three months ended March 31, 2010 (dollars in thousands):

Balance as of December 31, 2009	$3,291,320
Net loss	(620)
Unrealized loss on securities and derivatives	(1,700)
Foreign currency translation adjustments	593

Total comprehensive loss	(1,727)
Contributions	3,769
Distributions and allocations	(2,173)
Stock-based compensation amortization and issuance of common limited partnership units in connection with the issuance of restricted stock, net	6,812
Issuance of common limited partnership units in connection with the exercise of stock options	1,548
Forfeiture of common limited partnership units in connection with the forfeiture of stock	(1,671)
Distributions	(46,783)

Balance as of March 31, 2010	$3,251,095

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the distributions paid or payable per unit:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2011	2010

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280
AMB Property, L.P.	Series L preferred units	$0.406	$0.406
AMB Property, L.P.	Series M preferred units	$0.422	$0.422
AMB Property, L.P.	Series O preferred units	$0.438	$0.438
AMB Property, L.P.	Series P preferred units	$0.428	$0.428
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280

For each share of common stock the Parent Company issues pursuant to the Parent Company’s and Operating Partnership’s stock incentive plans, the Operating Partnership will issue a corresponding common partnership unit to the Parent Company. As of March 31, 2011, the stock incentive plans have approximately 2.7 million shares of common stock available for issuance as either stock options or restricted stock grants. Note 10 above entitled “Stockholders’ Equity of the Parent Company” should be read in conjunction with this Note 11 for a discussion of the activity under the Parent Company’s stock incentive plans.

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

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Parent Company had no dilutive stock options outstanding for either the three months ended March 31, 2011 or 2010. The computation of the Parent Company’s basic and diluted EPS is presented below (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2011	2010

Numerator
Loss from continuing operations attributable to common stockholders	$(4,632)	$(992)
Preferred stock dividends	(3,952)	(3,952)

Loss from continuing operations (after noncontrolling interests’ share of loss from continuing operations, preferred stock dividends and preferred unit redemption discount)	(8,584)	(4,944)
Total discontinued operations attributable to common stockholders after noncontrolling interests	16,760	841
Allocation to participating securities	(355)	(344)

Net income (loss) available to common stockholders	$7,821	$(4,447)

Denominator
Basic	168,099,995	148,666,418
Stock option dilution(1)	—	—

Diluted weighted average common shares	168,099,995	148,666,418

Basic income (loss) per common share attributable to AMB Property Corporation
Loss from continuing operations	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common stockholders(2)	$0.05	$(0.03)

Diluted income (loss) per common share attributable to AMB Property Corporation
Loss from continuing operations	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common stockholders(2)	$0.05	$(0.03)

(1)	Excludes anti-dilutive stock options of 5,362,851 and 6,410,907 for the three months ended March 31, 2011 and 2010, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common stockholders is adjusted for earnings distributed through declared dividends and allocated to all participating securities (weighted average common shares outstanding and unvested restricted stock outstanding) under the two-class method. Under this method, allocations were made to 1,269,422 and 1,228,034 unvested restricted shares outstanding for the three months ended March 31, 2011 and 2010, respectively.

When the Parent Company issues shares of common stock upon the exercise of stock options or issues restricted stock, the Operating Partnership issues corresponding common general partnership units to the Parent Company on a one-for-one basis. The Operating Partnership had no dilutive stock options outstanding for either the three months ended March 31, 2011 or 2010. Such dilution was computed using the treasury stock method. The

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of the Operating Partnership’s basic and diluted income (loss) per unit is presented below (dollars in thousands, except unit and per unit amounts):

	For the Three Months
	Ended March 31,
	2011	2010

Numerator
Loss from continuing operations attributable to common unitholders	$(4,759)	$(1,063)
Preferred stock distributions	(3,952)	(3,952)

Loss from continuing operations (after noncontrolling interests’ share of loss from continuing operations, preferred unit distributions and preferred unit redemption discount)	(8,711)	(5,015)
Total discontinued operations attributable to common unitholders after noncontrolling interests	16,986	853
Allocation to participating securities	(355)	(344)

Net income (loss) available to common unitholders	$7,920	$(4,506)

Denominator
Basic	170,173,425	150,786,346
Stock option dilution(1)	—	—

Diluted weighted average common units	170,173,425	150,786,346

Basic income (loss) per common unit attributable to AMB Property, L.P.
Loss from continuing operations	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common unitholders(2)	$0.05	$(0.03)

Diluted income (loss) per common unit attributable to AMB Property, L.P.
Loss from continuing operations	$(0.05)	$(0.04)
Discontinued operations	0.10	0.01

Net income (loss) available to common unitholders(2)	$0.05	$(0.03)

(1)	Excludes anti-dilutive stock options of 5,362,851 and 6,410,907 for the three months ended March 31, 2011 and 2010, respectively. These weighted average shares relate to anti-dilutive stock options, which are calculated using the treasury stock method, and could be dilutive in the future.

(2)	In accordance with the Company’s policies for EPS and participating securities, the net income (loss) available to common unitholders is adjusted for earnings distributed through declared distributions and allocated to all participating securities (weighted average common units outstanding and unvested restricted units outstanding) under the two-class method. Under this method, allocations were made to 1,269,422 and 1,228,034 unvested restricted units outstanding for the three months ended March 31, 2011 and 2010, respectively.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Information

The Company has two lines of business: real estate operations and private capital. Real estate operations is comprised of various segments while private capital consists of a single segment, on which the Company evaluates its performance. For further details, refer to Note 17 of Part IV, Item 15 of the Annual Report on Form 10-K for the Parent Company and the Operating Partnership for the year ended December 31, 2010.

Summary information for the reportable segments is as follows (dollars in thousands):

	Revenues		Property NOI(2)		Development Gains (Losses)
	For the Three Months		For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,		Ended March 31,
Segments(1)	2011	2010	2011	2010	2011	2010

U.S. Markets
Southern California	$20,553	$19,540	$15,738	$15,154	$—	$5
No. New Jersey/New York	15,912	14,694	9,191	8,965	—	—
San Francisco Bay Area	21,408	19,936	15,147	13,703	—	566
Chicago	8,922	9,527	5,053	5,930	—	—
On-Tarmac	12,396	12,863	5,673	6,482	—	—
South Florida	9,536	10,405	6,336	7,001	—	—
Seattle	4,658	3,771	3,558	2,713	—	—
Toronto	7,304	7,353	4,801	5,209	—	—
Baltimore/Washington	4,958	5,647	3,546	3,940	—	—
Non — U.S. Markets
Europe	7,236	5,673	4,334	2,860	—	(122)
Japan	10,484	8,015	7,558	5,456	—	—
Other Markets	31,144	28,816	19,971	18,970	1,637	4,354

Total markets	154,511	146,240	100,906	96,383	1,637	4,803
Straight-line rents and amortization
of lease intangibles	5,972	4,289	5,972	4,289	—	—
Discontinued operations	(2,398)	(3,884)	(855)	(2,145)	(1,637)	—
Private capital income	7,683	7,445	—	—	—	—

Total	$165,768	$154,090	$106,023	$98,527	$—	$4,803

(1)	The markets included in U.S. markets are a subset of the Company’s regions defined as East, West and Central in the Americas. Japan is a part of the Company’s Asia region.

(2)	Property net operating income (“NOI”) is defined as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, real estate impairment losses, debt extinguishment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the Company’s operating performance, excluding the effects of gains (losses), costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the Company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the Company does not consider its impairment losses to be a property operating expense.

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

The following table is a reconciliation from NOI to reported net income (loss), a financial measure under GAAP (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Property NOI	$106,023	$98,527
Private capital revenues	7,683	7,445
Depreciation and amortization	(54,986)	(47,381)
General and administrative	(30,661)	(31,951)
Restructuring charges	—	(2,973)
Merger transaction costs	(3,697)	—
Fund costs	(241)	(314)
Other expenses	(946)	(1,191)
Development profits, net of taxes	—	4,803
Equity in earnings of unconsolidated joint ventures, net	7,800	3,875
Other income	1,238	289
Interest expense, including amortization	(34,942)	(32,589)
Total discontinued operations	17,051	840

Net income (loss)	$14,322	$(620)

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total assets by reportable segments were (dollars in thousands):

	Total Assets as of
	March 31,	December 31,
	2011	2010

U.S. Markets
Southern California	$642,317	$640,329
No. New Jersey/New York	556,126	558,653
San Francisco Bay Area	761,172	754,632
Chicago	294,121	297,081
On-Tarmac	144,359	148,327
South Florida	402,348	401,298
Seattle	144,853	146,275
Toronto	313,649	307,472
Baltimore/Washington	133,118	133,197
Non — U.S. Markets
Europe	611,551	573,172
Japan	739,218	758,855
Other Markets	1,508,403	1,519,047

Total markets	6,251,235	6,238,338
Investments in unconsolidated joint ventures	911,003	883,241
Non-segment assets	258,525	251,316

Total assets	$7,420,763	$7,372,895

14.	Commitments and Contingencies

Commitments

Lease Commitments.  The Company has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 79 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the terms of the related leases or 40 years.

Standby Letters of Credit.  As of March 31, 2011, the Company had provided approximately $13.2 million in letters of credit, of which $10.7 million was provided under the Operating Partnership’s $600.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Notes 5, 6 and 9 above, as of March 31, 2011, the Company had outstanding guarantees and contribution obligations in the aggregate amount of $406.2 million as described below.

As of March 31, 2011, the Company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of March 31, 2011, the Company also guaranteed $61.3 million and $84.0 million on outstanding loans on five of its consolidated joint ventures and three of its unconsolidated joint ventures, respectively.

Also, the Company has entered into contribution agreements with its unconsolidated co-investment ventures. These contribution agreements require the Company to make additional capital contributions to the applicable

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

co-investment venture upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the Company’s share of the co-investment venture’s debt obligation or the value of its share of any property securing such debt. The Company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The Company’s potential obligations under these contribution agreements totaled $260.6 million as of March 31, 2011.

As of March 31, 2011, the Company may make additional capital contributions to current and planned co-investment ventures of up to $464.6 million pursuant to the terms of the co-investment venture agreements.

Performance and Surety Bonds.  As of March 31, 2011, the Company had outstanding performance and surety bonds in an aggregate amount of $4.8 million. These bonds were issued in connection with certain of its development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. The performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

The Parent Company and the Operating Partnership have been named as defendants in several pending putative shareholder class actions filed in connection with the combination of the Parent Company and ProLogis (the “Merger”).

Three of the actions were filed in the District Court for the City and County of Denver, Colorado. These cases have been consolidated, and on or about April 1, 2011, plaintiffs filed a consolidated class action complaint against ProLogis, the members of the ProLogis board of trustees, the Parent Company, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC and the Operating Partnership. The complaint alleges that ProLogis’ trustees breached their fiduciary duties in connection with entering into the merger agreement and that ProLogis, the Parent Company, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC and the Operating Partnership aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the registration statement filed on Form S-4 in connection with the special meetings of the shareholders of each of the Parent Company and ProLogis to vote on the transaction (the “Registration Statement”) contains material omissions and misstatements. The plaintiffs seek, among other relief, an order to (i) enjoin the defendants from consummating the Merger unless and until ProLogis adopts and implements a procedure or process reasonably designed to enter into a merger agreement providing the best possible value for ProLogis’ shareholders, (ii) direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of ProLogis’ shareholders and to refrain from entering into any transaction until the process for the sale or merger of ProLogis is completed and the highest possible value obtained, (iii) rescind the merger agreement, to the extent already implemented, and (iv) award plaintiffs’ costs and disbursements of the action. Defendants have moved to stay the Colorado action in favor of the Maryland action described below. Plaintiffs have moved for expedited discovery, and the defendants have opposed that motion.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two of the actions were filed in the Circuit Court of Maryland for Baltimore City. The actions have been consolidated, and the plaintiffs filed a consolidated class action and derivative complaint on or about March 28, 2011. The Maryland consolidated complaint names the same defendants as the Colorado consolidated complaint. The complaint alleges that the members of the ProLogis board of trustees breached their fiduciary duties in connection with the Merger and that the Parent Company and the Operating Partnership aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the Registration Statement is misleading and incomplete. The plaintiffs in this action seek, among other relief, an order to (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger in the event it is consummated or award rescissory damages, (iii) direct the defendants to account to plaintiffs and all other members of the class for all damages, profits and any special benefits defendants obtained as a result of their breaches of fiduciary duties, and (iv) award plaintiffs the costs of the action. Defendants moved to dismiss the Maryland action for failure to state a claim and to stay all discovery pending a ruling on their motion to dismiss; the plaintiffs moved for expedited discovery in advance of a preliminary injunction hearing. On April 15, 2011, the parties to the Maryland action executed a memorandum of understanding that embodies their agreement in principle on the structure of a proposed settlement. The proposed settlement, which is subject to confirmatory discovery and court approval following notice to the class of all ProLogis shareholders during the period from January 30, 2011 through the date of the consummation of the proposed merger (the “Class”), would dismiss all causes of action asserted in the Maryland consolidated complaint and release all claims that members of the Class may have arising out of or relating in any manner to the proposed merger, including all claims being asserted in the Colorado action. Pursuant to the terms of the proposed settlement, defendants agreed to make certain supplemental disclosures to shareholders in the Registration Statement. The parties reported to the Maryland court on April 18, 2011 that they had reached agreement on a proposed settlement and executed a memorandum of understanding. On April 27, 2011, the parties to the consolidated action in Colorado reached an agreement in principle on the structure of a proposed settlement. Under the proposed settlement, which is subject to confirmatory discovery and approval of the Maryland court following notice to the Class, defendants agreed to make additional disclosures in the Registration Settlement.

The Parent Company and the Operating Partnership believe that the claims asserted against them in these lawsuits are without merit and intend to defend themselves vigorously against the claims.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company’s derivative financial instruments in effect at March 31, 2011 used to manage these exposures and differences were 24 outstanding interest rate swaps and one interest rate cap hedging cash flows of variable rate borrowings based on U.S. LIBOR.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency, the U.S. dollar. At March 31, 2011, the Company had four foreign exchange forward contracts hedging intercompany loans.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity for the Parent Company and within partners’ capital for the Operating Partnership and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. For the next twelve months from March 31, 2011, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense.

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swaps (EUR)	18	$1,121,109 (1)
Interest rate swap (JPY)	5	$231,634
Interest rate cap (USD)	1	$26,500

(1)	Includes five interest rate swaps entered into for the same notional amount with each of three different lenders. See Part 1, Item 3: “Quantitative and Qualitative Disclosures About Market Risk” for a detail of the individual interest rate swaps.

Non-designated Derivatives

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to identified risks, such as foreign currency exchange rate fluctuations, but do not meet the strict hedge accounting requirements of the accounting policy for derivative instruments and hedging activities. At March 31, 2011, the Company had four foreign exchange forward contracts hedging intercompany loans, one interest rate swap and one interest rate cap hedging a construction loan and other variable rate borrowings which were not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and are offset by changes in the fair value of the underlying assets or liabilities being hedged, which are also recorded in earnings.

As of March 31, 2011, the Company had the following outstanding derivatives that were non-designated hedges:

	Number of	Trade Notional
Related Derivatives	Instruments	Amount
		(in thousands)

Interest rate swap (EUR)	1	$26,617
Foreign exchange forward contracts	4	$451,446

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value of Derivative Instruments at March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$5,607	Other liabilities	$727
Interest rate cap	Other assets	4	Other liabilities	—

Total		$5,611		$727

Derivatives not designated as hedging instruments
Interest rate swap	Other assets	$977	Other liabilities	$—
Foreign exchange forward contracts	Other assets	339	Other liabilities	477

Total		$1,316		$477

Total derivative instruments		$6,927		$1,204

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value of Derivative Instruments at December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swap	Other assets	$835	Other liabilities	$1,730
Interest rate cap	Other assets	8	Other liabilities	—

Total		$843		$1,730

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other assets	$713	Other liabilities	$—
Interest rate cap	Other assets	108	Other liabilities	1,016

Total		$821		$1,016

Total derivative instruments		$1,664		$2,746

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Location of (Loss) Gain
Derivative Instruments Not	Recognized in Statement	Amount of (Loss) Gain
Designated as Hedging Instruments	of Operations	Recognized

For the three months ended March 31, 2011
Foreign exchange forward contracts	Other income (expense)	$(15,581)
Interest rate swaps	Interest expense	(224)
Interest rate swaps	Other income (expense)	220

Total		$(15,585)

For the three months ended March 31, 2010
Foreign exchange forward contracts	Other income (expense)	$16,878

Total		$16,878

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Location of Loss
	(Loss) Gain Recognized	Reclassified from	Loss Reclassified
	in Accumulated Other	Accumulated OCI into	from Accumulated
	Comprehensive (Loss)	Statement of	OCI into Statement
Derivative Instruments in	Income (OCI)	Operations	of Operations
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)

For the three months ended March 31, 2011
Interest rate swaps	$5,456	Interest expense	$(318)
Interest rate caps	(19)	Interest expense	(14)

Total	$5,437		$(332)

For the three months ended March 31, 2010
Interest rate swaps	$(238)	Interest expense	$(801)
Interest rate caps	(88)	Interest expense	—

Total	$(326)		$(801)

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

In April 2011, the Company contributed $168 million of real estate assets to AMB China Logistics Venture I, L.P. Additionally, the Company acquired the joint venture partner’s 50% interest in its AMB-SGP, L.P. co-investment venture.

In April 2011, third party investors committed $87.6 million of equity to AMB U.S. Logistics Fund, L.P., of which $29.6 million was contributed during April.

On April 28, 2011, the Securities and Exchange Commission declared the Company’s registration statement on Form S-4 relating to the proposed merger with ProLogis effective. The special meeting for the Company’s common stockholders to vote on the proposed merger will be June 1, 2011. Subject to receipt of stockholder approval and satisfaction or waiver of the other closing conditions, the anticipated effective date of the merger is June 3, 2011.

On May 3, 2011, the Operating Partnership commenced offers to exchange all outstanding notes of certain series issued by ProLogis (the “ProLogis Notes”) for corresponding series of notes to be issued by the Operating Partnership and guaranteed by the Company (the “AMB LP Notes”) in the aggregate principal amount of

AMB PROPERTY CORPORATION AND AMB PROPERTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $4.6 billion (the “exchange offers”). The closing of the exchange offer transactions are contingent on and conditioned upon the closing of the pending merger transaction with ProLogis. In the event that the pending merger transaction is not completed, the exchange offers will not close. The AMB LP Notes will be issued under and governed by the terms of a new Operating Partnership indenture. The Operating Partnership is making the exchange offers and, on behalf of the combined company, the solicitation of consents to amend the ProLogis indenture governing the ProLogis Notes. A holder who does not validly tender its ProLogis Notes for exchange, or whose notes are not accepted for exchange, will remain a holder of such ProLogis Notes. If the proposed amendments to the ProLogis indenture are adopted, all such ProLogis Notes will be governed by the ProLogis indenture as amended by the proposed amendments, which will have less restrictive terms and afford reduced protections to the holders of such securities compared to those currently in the ProLogis indenture. The Operating Partnership is making the exchange offers and, on behalf of the combined company, the solicitation of consents in anticipation of the pending merger of equals of the Company and ProLogis. For more information on the exchange offers and the solicitation of consents, see the registration statement on Form S-4 filed by the Company and the Operating Partnership with the SEC on May 3, 2011 and a related letter of transmittal and consent that contains a more complete description of the terms and conditions of the exchange offers and the solicitation of consents.

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

The following factors, among others, apply to the company’s business as a whole and could cause its actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in general economic conditions in California, the U.S. or globally (including financial market fluctuations), global trade or in the real estate sector (including risks relating to decreasing real estate valuations and impairment charges);

•	risks associated with using debt to fund the company’s business activities, including re-financing and interest rate risks;

•	the company’s failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	the company’s failure to maintain its current credit agency ratings or comply with its debt covenants;

•	risks related to the proposed merger transaction with ProLogis, including litigation related to the merger, any decreases in the market price of ProLogis stock and the risk that, if completed, the merger may not achieve its intended results;

•	risks associated with the ability to consummate the proposed merger transaction with ProLogis and the timing of the closing of the merger;

•	risks related to the company’s obligations in the event of certain defaults under co-investment venture and other debt;

•	risks associated with equity and debt securities financings and issuances (including the risk of dilution);

•	defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent or failure to lease properties at all or on favorable rents and terms;

•	difficulties in identifying properties, portfolios of properties, or interests in real-estate related entities or platforms to acquire and in effecting acquisitions on advantageous terms and the failure of acquisitions to perform as the company expects;

•	unknown liabilities acquired in connection with acquired properties, portfolios of properties, or interests in real-estate related entities;

•	the company’s failure to successfully integrate acquired properties and operations;

•	risks and uncertainties affecting property development, redevelopment and value-added conversion (including construction delays, cost overruns, the company’s inability to obtain necessary permits and financing, the company’s inability to lease properties at all or at favorable rents and terms, and public opposition to these activities);

•	the company’s failure to set up additional funds, attract additional investment in existing funds or to contribute properties to its co-investment ventures due to such factors as its inability to acquire, develop, or lease properties that meet the investment criteria of such ventures, or the co-investment ventures’ inability to access debt and equity capital to pay for property contributions or their allocation of available capital to cover other capital requirements;

•	risks and uncertainties relating to the disposition of properties to third parties and the company’s ability to effect such transactions on advantageous terms and to timely reinvest proceeds from any such dispositions;

•	risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks;

•	risks of changing personnel and roles;

•	losses in excess of the company’s insurance coverage;

•	changes in local, state and federal regulatory requirements, including changes in real estate and zoning laws;

•	increases in real property tax rates;

•	risks associated with the company’s tax structuring;

•	increases in interest rates and operating costs or greater than expected capital expenditures; and

•	environmental uncertainties and risks related to natural disasters.

In addition, if the parent company fails to qualify and maintain its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended, then the parent company’s actual results and future events could differ materially from those set forth or contemplated in the forward-looking statements.

The company’s success also depends upon economic trends generally, various market conditions and fluctuations and those other risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Report on Form 10-K for AMB Property Corporation and AMB Property, L.P. for the year ended December 31, 2010, and the Amendment No. 2 to the Registration Statement on Form S-4 for AMB Property Corporation, filed with the SEC on April 28, 2011, and any amendments thereto. The company cautions you not to place undue reliance on forward-looking statements, which reflect the company’s analysis only and speak as of the date of this report or as of the dates indicated in the statements. All of the company’s forward-looking statements, including those in this report, are qualified in their entirety by this statement. The company assumes no obligation to update or supplement forward-looking statements.

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

THE COMPANY

The company is an owner, operator and developer of global industrial real estate, focused on major hub and gateway distribution markets in the Americas, Europe and Asia. As of March 31, 2011, the company owned, or had investments in, on a consolidated basis or through unconsolidated joint ventures, properties and development projects expected to total approximately 161.0 million square feet (15.0 million square meters) in 49 markets within 15 countries.

Of the approximately 161.0 million square feet as of March 31, 2011:

•	on an owned and managed basis, which includes investments held on a consolidated basis or through unconsolidated joint ventures, the company owned or partially owned approximately 140.2 million square feet (principally, warehouse distribution buildings) that were 92.8% leased; the company had investments in 12 development projects, which are expected to total approximately 5.3 million square feet upon completion; the company owned 25 development projects, totaling approximately 6.8 million square feet, which are available for sale or contribution; and the company had three value-added acquisitions, totaling approximately 1.2 million square feet;

•	through non-managed unconsolidated joint ventures, the company had investments in 46 industrial operating buildings, totaling approximately 7.3 million square feet; and

•	152,000 square feet of office space subject to a ground lease, which is the location of its global headquarters.

The company’s business is operated primarily through the operating partnership. As of March 31, 2011, the parent company owned an approximate 98.2% general partnership interest in the operating partnership, excluding preferred units. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for and discretion in its day-to-day management and control.

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

The company believes that changes in global trade have been a primary driver of demand for industrial real estate for decades. The company has observed that demand for industrial real estate is further influenced by the long-term relationship between trade and GDP. Trade and GDP are correlated as higher levels of investment, production and consumption within a globalized economy are consistent with increased levels of imports and exports. As the world produces and consumes more, the company believes that the volume of global trade will continue to increase at a rate in excess of growth in global GDP. In the first quarter of 2011, consumption improved as evidenced by container volumes that were above peak levels. Furthermore, real inventories recovered approximately halfway from their trough and are expected to continue building throughout the year. Management believes that the recovery in global trade is on track and is expected to lead to an increase in demand for logistics space globally. Global trade volumes are currently above peak levels and IMF forecasts for 2011 indicate 7% growth in global trade. Management believes that its key hub and gateway markets will continue to lead the recovery in operating fundamentals and that a stronger recovery of fundamentals is expected to take hold later in 2011, with further increases in positive net absorption and declining availabilities.

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

Growth through Operations

The company seeks to generate long-term internal growth by maintaining a high occupancy rate and competitive rents at its properties and by controlling expenses, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. The company actively manages its portfolio by establishing leasing strategies and negotiating lease terms, pricing, and level and timing of property improvements. With respect to its leasing strategies, the company takes a long-term view to ensure it maximizes the value of its real estate. The company leased 8.9 million square feet of its operating portfolio in the first quarter of 2011, which represents the highest level of leasing for a first quarter and the second highest level of leasing for any quarter in the company’s history. The company believes that its long-standing focus on customer relationships and ability to provide global solutions for a well-diversified customer base in the logistics, shipping and air cargo industries will enable it to continue to capitalize on opportunities as they arise.

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

Growth through Co-Investments

The company, through AMB Capital Partners, LLC, its private capital group, was one of the pioneers of the real estate investment trust (REIT) industry’s co-investment model and has more than 27 years of experience in asset management and fund formation. The company co-invests in properties with private capital investors through partnerships, limited liability companies or other joint ventures. The company has a direct and long-standing relationship with a significant number of institutional investors. As of March 31, 2011, more than 58% of the company’s owned and managed operating portfolio is held through its co-investment ventures and funds. The company tailors industrial portfolios to investors’ specific needs in separate or commingled accounts and deploys capital in both close- ended and open-ended structures, while providing complete portfolio management and financial reporting services. Generally, the company is the largest investor in its open-ended funds and owns a 10-50% interest in its co-investment ventures. The company believes its significant ownership in each of its funds provides a strong alignment of interests with its co-investment partners’ interests.

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

Growth through Development

The company’s development business consists of conventional development, build-to-suit development, redevelopment, value-added conversions and land sales. In the first quarter of 2011, AMB initiated development projects in Beijing, Hamburg, Sao Paolo and Osaka, markets in which customer demand exceeds existing supply. The company believes, over the long term, customer demand for new industrial space in strategic markets tied to global trade will continue to outpace supply, most notably in major gateway markets in Asia, Europe and the Americas. The company believes that developing, redeveloping and/or expanding of well-located, high-quality industrial properties provides higher rates of return than may be obtained from purchasing existing properties. However, new developments, redevelopments and value-added conversions may require significant management attention and capital investment to maximize returns. The company pursues development projects directly and in co-investment ventures and development joint ventures, providing it with the flexibility to pursue development projects independently or in partnerships, depending on market conditions, submarkets or building sites and availability of capital. Completed development and redevelopment properties are held in its owned and managed portfolio or sold to third parties.

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

Proposed Merger with ProLogis

On January 30, 2011, the parent company and the operating partnership entered into an Agreement and Plan of Merger (the “merger agreement”) with ProLogis, a Maryland real estate investment trust, New Pumpkin Inc., a Maryland corporation and a wholly owned subsidiary of ProLogis, Upper Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of New Pumpkin Inc., and Pumpkin LLC, a Delaware limited liability company and a wholly owned subsidiary of Upper Pumpkin, LLC. The merger agreement provides for a merger of equals, in which through a series of transactions, ProLogis and its newly formed subsidiaries will be merged with and into the parent company (the “merger”), with the parent company continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.” As a result of the merger, each outstanding common share of beneficial interest of ProLogis will be converted into the right to receive 0.4464 of a newly issued share of common stock of the parent company. The merger is subject to customary closing conditions, including receipt of approval of parent company stockholders and ProLogis shareholders.

The merger transactions entail the following steps: (1) Pumpkin LLC will be merged with and into ProLogis, with ProLogis continuing as the surviving entity and as a wholly owned subsidiary of Upper Pumpkin, LLC; (2) then, New Pumpkin, Inc. will be merged with and into the parent company with the parent company continuing as the surviving corporation and its corporate name changed, and (3) then, the surviving corporation will contribute all of the outstanding equity interests of Upper Pumpkin, LLC to the operating partnership in exchange for the issuance by the operating partnership of partnership interests to the surviving corporation. As a result of these merger transactions, the combined company will be structured as an umbrella partnership real estate investment trust, or “UPREIT,” which, like the parent company, will own substantially all of its assets and conduct all of its operations through the operating partnership.

Additional Information About the Proposed Transaction and Where to Find it:

In connection with the proposed transaction, the company filed with the SEC a registration statement on Form S-4, which became effective on April 28, 2011, that includes a joint proxy statement of ProLogis and the company and also constitutes a prospectus of the company. ProLogis and the company have also filed other relevant documents with the SEC regarding the proposed transaction. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS, ANY AMENDMENTS THERETO AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You may obtain a free copy of the joint proxy statement/prospectus, any amendments thereto and other relevant documents filed by ProLogis and the company with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by ProLogis with the SEC are available free of charge on ProLogis’ website at www.prologis.com or by contacting ProLogis Investor Relations at +1-303-567-5690. Copies of the documents filed by the company with the SEC are available free of charge on the company’s website at www.amb.com or by contacting AMB Investor Relations at +1-415-394-9000.

The company and ProLogis and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. You can find information about the company’s executive officers and directors in the company’s definitive proxy statement filed with the SEC on March 23, 2011. You can find information about ProLogis’ executive officers and directors in ProLogis’ Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 28, 2011. Additional information regarding the interests of such potential participants is included in the joint proxy statement/prospectus, any amendments thereto and other relevant documents filed with the SEC. You may obtain free copies of these documents from the company or ProLogis using the sources indicated above.

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

Management’s Overview

From management’s perspective, the global economic recovery is continuing and the fundamentals of logistics real estate continue to improve. As such, management expects there to be an increase in demand for industrial real estate globally and management believes that the company has a leading position and competitive advantage in pursuing growth opportunities. To that end, the company’s three priorities for 2011 are to:

•	increase the utilization of its assets;

•	scale the organization and become more profitable; and

•	form new co-investment ventures and funds.

Management expects to see earnings growth if the company is able to improve asset utilization by returning its owned and managed portfolio closer to its historical occupancy average of 95%; complete the lease-up of its development portfolio; and realize value from its land bank through new ventures, sales and future build-to-suit projects. Management believes real inventories in the U.S. have recovered approximately halfway from their trough and are expected to continue building throughout the year. The company is underway with development projects in Beijing, Hamburg, Sao Paolo and Osaka, markets in which customer demand exceeds existing supply. Furthermore, the company is currently evaluating multiple opportunities in its target markets around the globe and management believes that additional capital deployment opportunities will begin to surface in 2011. Management believes that its ability to provide multiple forms of consideration to institutional investors, lenders and private developers provide the company with proprietary access to acquisition opportunities. Additionally, management believes its existing and new private capital co-investment ventures and joint ventures are well positioned to benefit from the expected shift in customer demand for high-quality, well-located industrial real estate.

Strength of Balance Sheet and Liquidity

As of March 31, 2011 the company’s share of liquidity was more than $1.4 billion, consisting of approximately $1.2 billion of availability on its lines of credit and approximately $204 million of unrestricted cash and cash equivalents.

Real Estate Operations

Fundamentals in the U.S. industrial real estate market further improved in the first quarter of 2011. According to CBRE Econometric Advisors, the availability rate declined 20 basis points to 14.1% and net absorption was positive 29.3 million square feet. Over the past four quarters, 66 million square feet has been absorbed, the largest four quarter total since the first quarter of 2008. The recovery continues to be broad-based in the first quarter with over 60% of the markets in the U.S. reflecting positive net absorption. Availabilities in the coastal markets declined 40 basis points to 11.6% after peaking at 12.5% in the first quarter of 2010. The company continues to believe that record-low construction, when met by stronger demand, will drive the availability rate back down and that there will be a substantial improvement in net absorption in 2011.

Cash-basis same-store net operating income (“SS NOI”), without the effects of lease termination fees, increased 0.2 percent during the first quarter of 2011 compared with the same period in 2010, driven by increases in occupancy. This increase in quarterly SS NOI marked the second consecutive quarter of positive year-over-year performance.

Rent changes on rollovers declined 12.6% on a trailing four-quarter basis and decreased 12.1% for the quarter. Rent changes on rollover were negative for the first quarter of 2011, and management believes they will remain negative through 2011, although management also believes net effective rents have bottomed in most of the company’s markets today. As such, management does not believe such declines represent a material trend that will impact future operating results in the long-term.

Capital Deployment

The company commenced new development in the quarter totaling approximately 3.1 million square feet (290,720 square meters) in Brazil, China, Japan and Germany, with an estimated total investment of $299.9 million. During the quarter, acquisitions, with a weighted average capitalization rate of 6.2%, totaled $22.5 million, including $17.3 million for AMB U.S. Logistics Fund, L.P. and $5.2 million for AMB Europe Logistics Fund, FCP-FIS. As of March 31, 2011, the company held a total of 2,594 acres of land for future development or sale on an owned and managed basis, approximately 87% of which is located in the Americas. The company currently estimates that these 2,594 acres of land could support approximately 46.5 million square feet of future development.

Private Capital Business

Following a record year in 2010, the company raised approximately $1.1 billion in private capital in the first quarter of 2011, which made it a record quarter of fund raising for AMB. In fact, that figure represents an AMB record for any prior 12-month period, as well. Management believes that private capital continues to be an important driver of the business; with the third party equity raised in the first quarter, the company has $3.2 billion of capacity in its funds that can be used to invest in opportunities around the world. As of March 31, 2011, the company had assets under management in co-investment ventures with a gross book value of approximately $8.3 billion.

On March 3, 2011, the company announced the formation of AMB Europe Logistics JV, FCP-FIS, an unconsolidated co-investment venture with Allianz Real Estate whose strategy is to acquire, own and operate logistics properties primarily within major seaport, airport and distribution markets in the Eurozone. The initial third-party equity investment will be approximately 400.0 million Euros (approximately $566.3 million in U.S. dollars using the exchange rate in effect at March 31, 2011) and the venture’s overall equity commitment is 470.0 million Euros (approximately $665.4 million in U.S. dollars using the same exchange rate), including the company’s 15% co-investment. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

On March 16, 2011, the company announced the formation of AMB China Logistics Venture I, L.P., an unconsolidated co-investment venture with HIP China Logistics Investments Limited, whose strategy is to develop, acquire, own, operate and manage logistics properties primarily within key markets in China. The venture’s overall equity commitment is $588.0 million, of which the company will contribute $88.0 million for an approximate 15% ownership. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

Subsequent to March 31, 2011, the company made contributions of $168 million of real estate assets to AMB China Logistics Venture I, L.P. in exchange for cash and a 15% partnership interest. Additionally, the company acquired the partner’s 50% interest in its AMB-SGP, L.P. co-investment venture.

Subsequent to March 31, 2011, third party investors made capital commitments of $87.6 million to AMB U.S. Logistics Fund, L.P., of which $29.6 million was contributed in April 2011.

Equity holders in two of the company’s co-investment ventures, AMB U.S. Logistics Fund, L.P. and AMB Europe Logistics Fund, FCP-FIS, have a right to request that the ventures redeem their interests under certain conditions. The redemption right of investors in AMB Europe Logistics Fund, FCP-FIS is exercisable beginning after July 1, 2011. As of March 31, 2011, AMB U.S. Logistics Fund, L.P. had received one redemption request for $12.2 million, which will be funded in the second quarter of 2011.

Summary of Key Transactions

During the three months ended March 31, 2011, the company completed the following significant transactions:

•	Acquired two properties aggregating approximately 0.3 million square feet for an aggregate price of $22.5 million with a weighted average capitalization rate of 6.2%, including approximately 0.3 million square feet for $17.3 million for AMB U.S. Logistics Fund, L.P., as well as less than 0.1 million square feet for $5.2 million for AMB Europe Logistics Fund, FCP-FIS, which are unconsolidated co-investment ventures;

•	Sold development properties aggregating less than 0.1 million square feet for an aggregate sales price of $0.6 million from AMB DFS Fund I, LLC, an unconsolidated co-investment venture;

•	Sold industrial operating properties aggregating approximately 1.9 million square feet for an aggregate sales price of $77.2 million with a weighted average capitalization rate of 8.4%;

•	Formed AMB Europe Logistics JV, FCP-FIS, a co-investment venture with Allianz Real Estate whose strategy is to acquire, own and operate logistics properties primarily within major seaport, airport and distribution markets in the Eurozone; and

•	Formed AMB China Logistics Venture I, L.P., a co-investment venture with HIP China Logistics Investments Limited whose investment strategy is to develop, acquire, own, operate and manage logistics properties primarily within key markets in China.

See Part I, Item 1, Notes 3 and 4 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of the company’s acquisition, development and disposition activity.

Critical Accounting Policies

In the preparation of financial statements, the company utilizes certain critical accounting policies. There have been no material changes in the company’s significant accounting policies included in the notes to its audited financial statements included in the Annual Report on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2010.

CONSOLIDATED RESULTS OF OPERATIONS

The analysis below includes changes attributable to same store growth, acquisitions, development activity and divestitures. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties stabilized after December 31, 2009 (generally defined as properties that are 90% occupied). As of March 31, 2011, the same store industrial pool consisted of properties aggregating approximately 70.6 million square feet. The company’s future financial condition and results of operations, including rental revenues, may be impacted by the acquisition and disposition of additional properties, and expenses may vary materially from historical results. Acquisition and development property divestiture activity for the three months ended March 31, 2011 and 2010 was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010

Development Properties Sold or Contributed:(1)
Square feet (in thousands)(2)	—	312

(1)	Excludes value-added acquisitions.

(2)	For the three months ended March 31, 2010, the square footage includes 0.2 million square feet related to an installment sale initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

For the Three Months Ended March 31, 2011 and 2010 (dollars in millions):

	For the Three
	Months Ended
	March 31,
Revenues	2011	2010	$ Change	% Change

Rental revenues
Same store	$128.4	$128.8	$(0.4)	(0.3)%
Development	10.9	7.1	3.8	53.5%
Other industrial	18.8	10.8	8.0	74.1%

Total rental revenues	158.1	146.7	11.4	7.8%
Private capital revenues	7.7	7.4	0.3	4.1%

Total revenues	$165.8	$154.1	$11.7	7.6%

Total rental revenues increased $11.4 million from the prior year mainly due to increased occupancy, as consolidated average occupancy increased to 91.6% in the first quarter of 2011 as compared to 88.5% for the same period in 2010. Rental revenues from development increased $3.8 million primarily due to increased occupancy of the company’s development portfolio as the company continues lease-up of the development pool. Other industrial revenues include rental revenues from stabilized development projects that are not yet part of the same store operating pool of properties. The increase in these revenues of $8.0 million primarily reflects the further lease-up of the company’s development portfolio and higher occupancy.

	For the Three
	Months Ended
	March 31,
Costs and Expenses	2011	2010	$ Change	% Change

Property operating costs:
Rental expenses	$31.3	$28.1	$3.2	11.4%
Real estate taxes	20.8	20.0	0.8	4.0%

Total property operating costs	$52.1	$48.1	$4.0	8.3%

Property operating costs:
Same store	$41.7	$40.2	$1.5	3.7%
Development	4.8	3.5	1.3	37.1%
Other industrial	5.6	4.4	1.2	27.3%

Total property operating costs	52.1	48.1	4.0	8.3%
Depreciation and amortization	55.0	47.4	7.6	16.0%
General and administrative	30.7	31.9	(1.2)	(3.8)%
Restructuring charges	—	3.0	(3.0)	n/m
Merger transaction costs	3.7	—	3.7	n/m
Fund costs	0.2	0.3	(0.1)	(33.3)%
Other expenses	0.9	1.2	(0.3)	(25.0)%

Total costs and expenses	$142.6	$131.9	$10.7	8.1%

Total property operating costs increased $4.0 million from the prior year. The increase in same store operating costs of $1.5 million was primarily due to an increase in roads and grounds expenses, utilities expenses, and ground rent expenses, partially offset by a decrease in real estate taxes. The increase in development operating costs of $1.3 million was primarily due to an increase in real estate taxes, utilities, and repairs and maintenance expenses. The increase in other industrial operating costs of $1.2 million was primarily due to an increase in real estate taxes, utilities, and roads and grounds expenses during the first quarter of 2011. The increase in depreciation and amortization expenses of $7.6 million is primarily due to increased asset stabilizations and assets moving out of the held for sale or contribution pools in the early part of 2010, as well as $2.3 million of accelerated depreciation for uninsured losses related to the Japan earthquake and tsunami of March 2011. The decrease in general and administrative expense of $1.2 million is primarily due to higher capitalized development costs and lower computer and software expenses, partially offset by an increase in professional service expenses. During the three months ended March 31, 2010, the company recorded $3.0 million in restructuring charges associated with severance and the termination of certain contractual obligations. No restructuring charges were recognized during the three months ended March 31, 2011. Merger transaction costs of $3.7 million were incurred in the first quarter of 2011 related to the potential merger with ProLogis, while none were incurred in the same period in 2010.

	For the Three
	Months Ended
	March 31,
Other Income and (Expenses)	2011	2010	$ Change	% Change

Development profits, net of taxes	$—	$4.8	$(4.8)	n/m
Equity in earnings of unconsolidated joint ventures, net	7.8	3.9	3.9	100.0%
Other income	1.2	0.3	0.9	300.0%
Interest expense, including amortization	(34.9)	(32.6)	2.3	7.1%

Total other income and (expenses), net	$(25.9)	$(23.6)	$(2.3)	(9.7)%

Development profits decreased $4.8 million as no properties held in the development portfolio were sold to third parties in the first quarter of 2011. During the three months ended March 31, 2010, the company recognized development profits of approximately $4.8 million as a result of the sale of development projects to third parties, aggregating approximately 0.3 million square feet for an aggregate sales price of $22.9 million. This included the installment sale of approximately 0.2 million square feet for $12.5 million with development profits of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010. Equity in earnings of unconsolidated joint ventures increased $3.9 million primarily due to increased ownership in the company’s unconsolidated joint ventures, increased asset base, as well as increased levels of occupancy in the operating portfolio of those joint ventures. Other income increased $0.9 million from the prior year primarily due to higher investment income in the first quarter of 2011, partially offset by increased foreign currency exchange rate losses in 2011 as compared to the same period in 2010. Interest expense increased $2.3 million over the same period in the prior year primarily due to additional bond issuances in 2010.

	For the Three
	Months Ended
	March 31,
Discontinued Operations	2011	2010	$ Change	% Change

Income attributable to discontinued operations	$0.9	$0.8	$0.1	12.5%
Development profits, net of taxes	1.6	—	1.6	n/m
Gains from sale of real estate interests, net of taxes	14.5	—	14.5	n/m

Total discontinued operations	$17.0	$0.8	$16.2	2,025.0%

The changes in income attributable to discontinued operations and gains from sale of real estate interests, net of taxes were primarily due to industrial operating property sales in the first quarter of 2011 as compared to the first quarter of 2010. During the three months ended March 31, 2011, the company sold industrial operating properties aggregating approximately 1.9 million square feet for an aggregate sales price of $77.2 million. Of these sales, 0.1 million square feet with a sales price of $7.4 million, resulting in a gain of $1.6 million, related to properties held in the operating portfolio which had previously undergone development by the company. These gains are presented in development profits, net of taxes, as discontinued operations in the consolidated statements of operations. The remaining $69.8 million of operating property sales resulted in gains of $14.5 million which were presented in gains from sale of real estate interests, net of taxes as discontinued operations in the consolidated statements of operations. During the three months ended March 31, 2010, the company did not sell any industrial operating properties.

	For the Three
	Months Ended
	March 31,
Preferred Stock/Units	2011	2010	$ Change	% Change

Preferred stock dividends/unit distributions	$(4.0)	$(4.0)	$—	—%

Total preferred stock/units	$(4.0)	$(4.0)	$—	—%

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

As of March 31, 2011, the parent company owned an approximate 98.2% general partnership interest in the operating partnership, excluding preferred units. The remaining approximate 1.8% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the parent company. As of March 31, 2011, the parent company owned all of the preferred limited partnership units of the operating partnership. As the sole general partner of the operating partnership, the parent company has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control. The parent company causes the operating partnership to distribute all, or such portion as the parent company may in its discretion determine, of its available cash in the manner provided in the operating partnership’s partnership agreement. Generally, if distributions are made, distributions are paid in the following order of priority: first, to satisfy any prior distribution shortfall to the parent company as the holder of preferred units; second, to the parent company as the holder of preferred units; and third, to the holders of common units of the operating partnership, including the parent company, in accordance with the rights of each such class.

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

Common and Preferred Equity.  The parent company has authorized for issuance 100,000,000 shares of preferred stock, of which the following series were designated as of March 31, 2011: 2,300,000 shares of series L cumulative redeemable preferred stock, of which 2,000,000 are outstanding; 2,300,000 shares of series M cumulative redeemable preferred stock, all of which are outstanding; 3,000,000 shares of series O cumulative redeemable preferred stock, all of which are outstanding; and 2,000,000 shares of series P cumulative redeemable preferred stock, all of which are outstanding.

In September 2010, the parent company’s board of directors approved a two-year common stock repurchase program for the repurchase of up to $200.0 million of the parent company’s common stock. The parent company has not repurchased any shares of its common stock under this program.

Market Equity as of March 31, 2011
	Shares/Units		Market	Market
Security	Outstanding		Price(1)	Value
				(in thousands)

Common stock	169,550,704	(4)	$35.97	$6,098,739
Common limited partnership units(2)	3,022,993		$35.97	108,737

Total	172,573,697			$6,207,476

Total options outstanding				9,103,685
Dilutive effect of stock options(3)				—

(1)	Dollars, per share/unit

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $34.04 for the quarter ended March 31, 2011. All stock options were anti-dilutive as of March 31, 2011.

(4)	Includes 1,269,422 shares of unvested restricted stock.

Preferred Stock as of March 31, 2011 (dollars in thousands)
	Dividend	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred stock	6.50%	$50,000	June 2008
Series M preferred stock	6.75%	57,500	November 2008
Series O preferred stock	7.00%	75,000	December 2010
Series P preferred stock	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the parent company represent the common limited partnership interests in the operating partnership, limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 20.9 million square feet as of March 31, 2011, and are consolidated for financial reporting purposes.

Please see “Explanatory Note” at the beginning of this quarterly report on Form 10-Q and Part  I, Item 1, Note 7 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the parent company.

In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the parent company presently intends over the long term to operate with a parent company’s share of total debt-to-parent company’s share of total market capitalization ratio or parent company’s share of total debt-to-parent company’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the parent company is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. It is also exploring the potential sale of industrial operating assets to further enhance liquidity. As of March 31, 2011, the parent company’s share of total debt-to-parent company’s share of total assets ratio was 43.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “parent company’s share of total market capitalization,” “market equity,” “parent company’s share of total debt” and “parent company’s share of total assets.”) The parent company typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% pursuant to its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the parent company’s and operating partnership’s organizational documents do not limit the amount of indebtedness that either entity may incur. Accordingly, management could alter or eliminate these policies without stockholder or unitholder approval or circumstances could arise that could render the parent company or the operating partnership unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of parent company’s share of total debt-to-parent company’s share of total market capitalization.

Capitalization Ratios as of March 31, 2011

Parent company’s share of total debt-to-parent company’s share of total market capitalization(1)	38.6%
Parent company’s share of total debt plus preferred-to-parent company’s share of total market capitalization(1)	40.9%
Parent company’s share of total debt-to-parent company’s share of total assets(1)	43.0%
Parent company’s share of total debt plus preferred-to-parent company’s share of total assets(1)	45.5%

(1)	Although the parent company does not hold any indebtedness itself, the parent company’s total debt reflects the consolidation of the operating partnership’s total debt for financial reporting purposes. The parent company’s definition of “total market capitalization” for the parent company is total debt plus preferred equity liquidation preferences plus market equity. The definition of “parent company’s share of total market capitalization” is the parent company’s share of total debt plus preferred equity liquidation preferences plus market equity. The definition of “market equity” is the total number of outstanding shares of common stock of the parent company and common limited partnership units of the operating partnership and AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of March 31, 2011. The definition of “preferred” is preferred equity liquidation preferences. “Parent company’s share of total debt” is the parent company’s pro rata portion of the total debt based on the parent company’s percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Parent company’s share of total assets” is the parent company’s pro rata portion of the gross book value of real estate interests plus cash and other assets. As of March 31, 2011, the parent company’s share of total assets was approximately $9.4 billion. The parent company believes that share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze the parent company’s leverage and to compare the parent company’s leverage to that of other companies. In addition, it allows for a more meaningful comparison of the parent company’s debt to that of other companies that do not consolidate their joint ventures. Parent company’s share of total debt is not intended to reflect the parent company’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of parent company’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization in the section below entitled “Liquidity and Capital Resources of the Operating Partnership.”

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

Dividends.  The following table sets forth the parent company’s dividends paid or payable per share for the three months ended March 31, 2011 and 2010:

		For the Three Months
		Ended March 31,
Paying Entity	Security	2011	2010

AMB Property Corporation	Common stock	$0.280	$0.280
AMB Property Corporation	Series L preferred stock	$0.406	$0.406
AMB Property Corporation	Series M preferred stock	$0.422	$0.422
AMB Property Corporation	Series O preferred stock	$0.438	$0.438
AMB Property Corporation	Series P preferred stock	$0.428	$0.428

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

Cash flows generated by the operating partnership were sufficient to cover the operating partnership’s distributions for the three months ended March 31, 2011 and 2010, including its distributions to the parent company, which were, in turn, paid to the parent company’s stockholders as dividends. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in the parent company’s Cash Flows from Operating Activities and cash flows from the operating partnership’s real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in the parent company’s Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay dividends on the parent company’s common stock and preferred stock, distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the three months ended March 31, 2011 and 2010. The parent company uses proceeds from the operating partnership included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund dividends and distributions not covered by Cash Flows from Operating Activities, if any.

The following table sets forth the summary of the parent company’s dividends and the operating partnership’s distributions paid or payable for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
Summary of Dividends and Distributions Paid	2011	2010
	(dollars in thousands)

Net cash provided by operating activities	$61,727	$70,065
Dividends paid to common and preferred stockholders(1)	(99,304)	(45,644)
Distributions to noncontrolling interests, including preferred units	(2,988)	(3,361)

(Deficiency) excess of net cash provided by operating activities over dividends and distributions paid	$(40,565)	$21,060

Net proceeds from divestiture of real estate and securities	$93,657	$22,408

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over dividends and distributions paid	$53,092	$43,468

(1)	Partnership unit distributions paid to the parent company by the operating partnership are, in turn, paid by the parent company as dividends to its stockholders. The increase in 2011 as compared to 2010 was due to timing of the first quarter dividend payment being accelerated in 2011 as a result of the proposed merger with ProLogis.

Debt guarantees.  The parent company is the guarantor of the operating partnership’s obligations with respect to its unsecured senior debt securities. As of March 31, 2011, the operating partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, before unamortized net discounts, which bore a weighted average interest rate of 5.5% and had an average term of 6.0 years. The indenture for the senior debt securities contains limitations on mergers or consolidations of the parent company.

The parent company guarantees the operating partnership’s obligations with respect to certain of its other debt obligations related to the following two facilities. In November 2010, the operating partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of March 31, 2011, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $150.3 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. Additionally, in November 2010, the operating partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on March 31, 2011, the term loan had an outstanding balance of approximately $217.6 million in U.S. dollars, which bore a weighted average interest rate of 1.2%. These term loans contain limitations on the incurrence of liens and limitations on mergers or consolidations of the parent company.

The parent company is a guarantor of the operating partnership’s obligations under its $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollar or U.S. dollar denominated borrowings) unsecured revolving credit facility. In November 2010, the operating partnership refinanced its $550.0 million multi-currency facility, increasing the facility by $50.0 million and extending the maturity to March 2014. The facility can be increased to up to $800.0 million upon certain conditions. This facility had no outstanding balance as of March 31, 2011.

The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K., a subsidiary of the operating partnership, under its credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected by the operating partnership from time to time to be a borrower under and pursuant to the credit agreement. This credit facility has an initial borrowing limit of 45.0 billion Yen, which, using the exchange rate in effect at March 31, 2011, equaled approximately $541.3 million U.S. dollars. Prior to its early renewal in December 2010, this credit facility had a borrowing limit of 55.0 billion Yen. Additionally, upon renewal, the credit facility maturity was extended to March 2014. As of March 31, 2011, this facility had a balance of $172.3 million, using the exchange rate in effect on that date, and bore a weighted average interest rate of 2.00%.

The parent company and the operating partnership guarantee the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to a $500.0 million unsecured revolving credit facility. The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, entered into this credit facility, which has an option to further increase the facility to up to $750.0 million and to extend the maturity date by one year. As of March 31, 2011, this facility, which matures in July 2011, had a balance of $230.5 million, using the exchange rate in effect on that date, and bore a weighted average interest rate of 1.09%.

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

Cash Flows.  For the three months ended March 31, 2011, cash provided by operating activities was $61.7 million as compared to $70.1 million for the same period in 2010. This change is primarily due to changes in the operating partnership’s accounts receivable and other assets and accounts payable and other liabilities. Cash used in investing activities was $45.9 million for the three months ended March 31, 2011, as compared to cash used in investing activities of $183.3 million for the same period in 2010. This change is primarily due to a decrease in additions to interests in unconsolidated joint ventures and an increase in additions to land, buildings, development costs, building improvements and lease costs, partially offset by an increase in net proceeds from divestiture of real estate and securities. Cash provided by financing activities was $7.6 million for the three months ended March 31, 2011, as compared to cash provided by financing activities of $67.4 million for the same period in 2010. This change is due primarily to a decrease in net borrowings on unsecured credit facilities, a decrease in net borrowings on senior debt and an increase in distributions paid. This activity was partially offset by a decrease in net payments on secured debt.

Partners’ Capital.  As of March 31, 2011, the operating partnership had outstanding 169,321,293 common general partnership units; 2,058,730 common limited partnership units; 2,000,000 6.50% series L cumulative redeemable preferred units; 2,300,000 6.75% series M cumulative redeemable preferred units; 3,000,000 7.00% series O cumulative redeemable preferred units; and 2,000,000 6.85% series P cumulative redeemable preferred units.

Development Completions.  Development completions are generally defined as properties that are 90% occupied or pre-leased, or that have been substantially complete for at least 12 months. Development completions on a consolidated basis, during the three months ended March 31, 2011 and 2010 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Available for Sale or Contribution:
Number of projects	—	6
Square feet	—	1,578,067
Estimated investment(1)	$—	$162,962

Total:
Number of projects	—	6
Square feet	—	1,578,067
Estimated investment(1)	$—	$162,962

(1)	Estimated investment is before the impact of cumulative real estate impairment losses.

Development sales to third parties during the three months ended March 31, 2011 and 2010 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011		2010(1)

Square feet	—		312,103
Gross sales price	$7,400	(2)	$22,893
Net proceeds	$7,316	(2)	$21,936
Development profits, net of taxes	$1,637	(2)	$4,803

(1)	Includes the installment sale of 0.2 million square feet for $12.5 million gross sales price ($12.0 million net proceeds) with development gains of $3.9 million recognized in the three months ended March 31, 2010, which was initiated in the fourth quarter of 2009 and completed in the first quarter of 2010.

(2)	Includes 0.1 million square feet of industrial operating properties which had previously undergone development by the company. As such, these gains were presented as development profits, net of taxes within discontinued operations in the consolidated statements of operations.

The company made no development contributions to co-investment ventures during either the three months ended March 31, 2011 or 2010.

Properties Held for Sale or Contribution, Net.  As of March 31, 2011, the operating partnership held for sale one property with an aggregate net book value of $1.4 million. Properties held for sale either are not in the operating partnership’s core markets, do not meet its current investment objectives, or are included as part of its development-for-sale or value-added conversion programs. The sales of such properties are generally subject to negotiation of acceptable terms and other customary conditions. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell. As of December 31, 2010, the operating partnership held for sale ten properties with an aggregate net book value of $55.9 million.

As of March 31, 2011, the operating partnership held for contribution to co-investment ventures 18 properties with an aggregate net book value of $344.8 million, which, when contributed, will reduce its average ownership interest in these projects from approximately 94% to an expected range of less than 40%. As of December 31, 2010, the operating partnership held for contribution to co-investment ventures eight properties with an aggregate net book value of $186.2 million.

As of March 31, 2011, no properties were reclassified from held for sale or contribution to investments in real estate as a result of the change in management’s intent to hold these assets. In accordance with the operating partnership’s policies of accounting for the impairment or disposal of long-lived assets, during the three months ended March 31, 2011, the operating partnership did not recognize any additional depreciation expense and related accumulated depreciation from the reclassification of assets from properties held for sale and contribution to investments in real estate. During the three months ended March 31, 2010, the operating partnership recognized additional depreciation expense and related accumulated depreciation of $1.2 million as a result of similar reclassifications.

Gains from Sale of Real Estate Interests, Net of Taxes.  During the three months ended March 31, 2011, the Company sold industrial operating properties aggregating approximately 1.9 million square feet for an aggregate sales price of $69.8 million resulting in gains of $14.5 million. During the three months ended March 31, 2010, the operating partnership did not sell any industrial operating properties.

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

Third-party equity interests in the consolidated co-investment ventures are reflected as noncontrolling interests in the consolidated financial statements. As of March 31, 2011, the operating partnership owned approximately 81.5 million square feet of its properties (50.6% of the total operating and development portfolio) through its consolidated and unconsolidated co-investment ventures. The operating partnership may make additional investments through these co-investment ventures or new co-investment ventures in the future and presently plans to do so.

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.5 million using the exchange rate in effect on March 31, 2011. These contributions, excluding amounts transferred as detailed below, are held by a third party trustee, which is not consolidated by the company, and, as such, the cash investment and equity interest of the third party investors related to this portion of the contributions are not reflected on the Company’s consolidated financial statements. During the three months ended March 31, 2011, $4.1 million of the contributions made by third party investors were transferred from the third party trustee to the co-investment venture. The company will contribute 20% of the total equity, or approximately $63.1 million, at full deployment, for total equity of $315.6 million available for future investments. During the three months ended March 31, 2011, the company contributed $1.0 million to this co-investment venture, which is consolidated by the company.

On March 3, 2011, the company announced the formation of AMB Europe Logistics JV, FCP-FIS, an unconsolidated co-investment venture with Allianz Real Estate whose strategy is to acquire, own and operate logistics properties primarily within major seaport, airport and distribution markets in the Eurozone. The initial third-party equity investment will be approximately 400.0 million Euros (approximately $566.3 million in U.S. dollars using the exchange rate in effect at March 31, 2011) and the venture’s overall equity commitment is 470.0 million Euros (approximately $665.4 million in U.S. dollars using the same exchange rate), including the company’s 15% co-investment.

On March 16, 2011, the company announced the formation of AMB China Logistics Venture I, L.P., an unconsolidated co-investment venture with HIP China Logistics Investments Limited, whose strategy is to develop, acquire, own, operate and manage logistics properties primarily within key markets in China. The venture’s overall equity commitment is $588.0 million, of which the company will contribute $88.0 million for an approximate 15% ownership.

The following table summarizes the operating partnership’s consolidated co-investment ventures at March 31, 2011 (dollars in thousands):

		Approximate
Consolidated Co-investment	Co-investment Venture	Ownership
Venture	Partner	Percentage

AMB Institutional Alliance Fund II, L.P.	AMB Institutional Alliance REIT II, Inc.	24%
AMB-SGP, L.P.	Industrial JV Pte. Ltd.	50%
AMB-AMS, L.P.	PMT, SPW and TNO	39%
AMB Mexico Fondo Logistico	Various	20%

(1)	AMB Mexico Fondo Logistico has an estimated investment capacity of approximately $600 million using the exchange rate in effect on March 31, 2011.

Please see Part I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s consolidated co-investment ventures.

The following table summarizes the operating partnership’s unconsolidated co-investment ventures at March 31, 2011 (dollars in thousands):

		Approximate	Operating	Estimated
Unconsolidated Co-investment	Co-Investment Venture	Ownership	Partnership’s Net	Investment
Venture	Partner	Percentage	Equity Investment	Capacity

AMB U.S. Logistics Fund, L.P.	AMB U.S. Logistics REIT, Inc.	33%	$406,329	$150,000	(1)
AMB Europe Logistiscs Fund, FCP-FIS(2)	Institutional investors	37%	$174,127	$300,000	(1)
AMB Japan Fund I, L.P.	Institutional investors	20%	$83,644	$—
AMB-SGP Mexico, LLC	Industrial (Mexico) JV Pte. Ltd.	22%	$20,193	$—
AMB DFS Fund I, LLC	Strategic Realty Ventures, LLC	15%	$14,303	$—	(3)
AMB Brazil Logistics Partners Fund I, L.P.	Major university endowment	25%	$57,975	$350,000
AMB Europe Logistics JV, FCP-FIS	Allianz Real Estate	15%	n/a	$650,000	(1)
AMB China Logistics Venture I, L.P.	HIP China Logistics Investments, Ltd.	15%	n/a	$1,100,000

(1)	The investment capacity of AMB U.S. Logistics Fund, L.P., AMB Europe Logistics Fund, FCP-FIS and AMB Europe Logistics JV, FCP-FIS, as open-ended funds, is not limited. Investment capacity is estimated based on the cash of the fund and additional leverage and may change.

(2)	Effective October 29, 2010, the name of AMB Europe Fund I, FCP-FIS was changed to AMB Europe Logistics Fund, FCP-FIS.

(3)	The investment period for AMB DFS Fund I, LLC ended in June 2009, and, as of March 31, 2011, the remaining estimated investment is $5.9 million to complete the existing development assets held by the fund.

In addition to the equity investments shown above, the operating partnership, through its investment in AMB Property Mexico, held equity interests in various other unconsolidated ventures totaling approximately $14.0 million and $13.3 million as of March 31, 2011 and December 31, 2010, respectively. Additionally, in December 2010, the company entered into a mortgage debt investment joint venture with a third-party partner and held an equity interest of $87.6 million and $86.2 million as of March 31, 2011 and December 31, 2010, respectively.

Please see Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for a discussion of the operating partnership’s unconsolidated co-investment ventures.

Debt.  In order to maintain financial flexibility and facilitate the deployment of capital through market cycles, the operating partnership presently intends over the long term to operate with an operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization ratio or operating partnership’s share of total debt-to-operating partnership’s share of total assets of approximately 45% or less. In order to operate at this targeted ratio over the long term, the operating partnership is currently exploring various options to monetize its development assets through possible contribution to funds where capacity is available, the formation of joint ventures and the sale to third parties. The operating partnership is also exploring the potential sale of operating assets to further enhance liquidity. As of March 31, 2011, the operating partnership’s share of total debt-to-operating partnership’s share of total assets ratio was 43.0%. (See footnote 1 to the Capitalization Ratios table below for the definitions of “operating partnership’s share of total market capitalization,” “market capital,” “operating partnership’s share of total debt” and “operating partnership’s share of total assets.”) The operating partnership typically finances its co-investment ventures with secured debt at a loan-to-value ratio of 50-65% per its co-investment venture agreements. Additionally, the operating partnership currently intends to manage its capitalization in order to maintain an investment grade rating on its senior unsecured debt. Regardless of these policies, however, the operating partnership’s organizational documents do not limit the amount of indebtedness that it may incur. Accordingly, management could alter or eliminate these policies without unitholder approval or circumstances could arise that could render it unable to comply with these policies. For example, decreases in the market price of the parent company’s common stock have caused an increase in the ratio of operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization.

As of March 31, 2011, the aggregate principal amount of the operating partnership’s secured debt was $1.0 billion, excluding $0.1 million of unamortized net premiums. Of the $1.0 billion of secured debt, $733.9 million, excluding unamortized discounts, is secured by properties in the operating partnership’s joint ventures. Such secured debt is generally non-recourse and, as of March 31, 2011, bore interest at rates varying from 1.1% to 8.3% per annum (with a weighted average rate of 4.3%) and had final maturity dates ranging from July 2011 to November 2022. As of March 31, 2011, $691.1 million of the secured debt obligations bore interest at fixed rates (with a weighted average interest rate of 5.1%), while the remaining $270.1 million bore interest at variable rates (with a weighted average interest rate of 2.4%). As of March 31, 2011, $583.6 million of the secured debt before unamortized premiums was held by co-investment ventures, including the AMB-SGP, L.P. loan agreement discussed below.

Seven subsidiaries of AMB-SGP, L.P., a Delaware limited partnership, which is a subsidiary of the operating partnership, entered into a loan agreement for a $305.0 million secured financing, and pursuant to the loan agreement, delivered four promissory notes to the two lenders, each of which mature in March 2012. One note has a principal of $160.0 million and an interest rate that is fixed at 5.29%. The second note has an initial principal borrowing of $40.0 million with a variable interest rate of 81.0 basis points above the one-month LIBOR rate. The third note has an initial principal borrowing of $84.0 million and a fixed interest rate of 5.90%. The fourth note has an initial principal borrowing of $21.0 million and bears interest at a variable rate of 135.0 basis points above the one-month LIBOR rate. The aggregate principal amount outstanding under this loan agreement as of March 31, 2011 was $287.9 million.

As of March 31, 2011, the operating partnership had outstanding an aggregate of $1.7 billion in unsecured senior debt securities, before unamortized net discounts, which bore a weighted average interest rate of 5.5% and had an average term of 6.0 years. The unsecured senior debt securities are subject to various covenants. The covenants contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations.

As of March 31, 2011, the operating partnership had $422.2 million outstanding in other debt which bore a weighted average interest rate of 2.5% and had an average term of 3.1 years. Other debt includes a $70.0 million credit facility obtained on August 24, 2007 by AMB Institutional Alliance Fund II, L.P., a subsidiary of the operating partnership, which had a $54.3 million balance outstanding as of March 31, 2011. The remaining $367.9 million outstanding in other debt, using the exchange rates in effect on March 31, 2011, is related to the term loans discussed below.

In November 2010, the operating partnership paid off the outstanding Euro tranche balance of its original $425.0 million multi-currency term loan, which has a maturity of October 2012. As of March 31, 2011, only the Japanese Yen tranche of the term loan had an outstanding balance, which was approximately $150.3 million in U.S. dollars, using the exchange rate in effect on that date, and bore a weighted average interest rate of 3.4%. Additionally, in November 2010, the operating partnership entered into a 153.7 million Euro senior unsecured term loan, maturing in November 2015. Using the exchange rate in effect on March 31, 2011, the term loan had an outstanding balance of approximately $217.6 million in U.S. dollars, which bore a weighted average interest rate of 1.2%.

The parent company guarantees the operating partnership’s obligations with respect to certain of its unsecured debt. These unsecured credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under its unsecured credit facilities at March 31, 2011.

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

The operating partnership’s primary financial covenants with respect to its credit facilities generally relate to fixed charge or debt service coverage, liabilities to asset value, debt to asset value and unencumbered cash flow. As of March 31, 2011, the operating partnership was in compliance with its financial covenants under its credit facilities. There can be no assurance, however, that if the financial markets and economic conditions worsen, the operating partnership will be able to continue to comply with its financial covenants.

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

Credit Facilities.  The operating partnership has a $600.0 million (includes Euro, Yen, British pounds sterling, Canadian dollar or U.S. dollar denominated borrowings) unsecured revolving credit facility. In November 2010, the operating partnership refinanced its $550.0 million multi-currency facility, increasing the facility by $50.0 million and extending the maturity to March 2014. The parent company is a guarantor of the operating partnership’s obligations under the credit facility. The facility can be increased to up to $800.0 million upon certain conditions. The rate on the borrowings is generally LIBOR plus a margin, which was 185 basis points as of March 31, 2011, based on the operating partnership’s long-term debt rating, with an annual facility fee of 35.0 basis points. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request money market loans and borrowings in Euros, Yen or British pounds sterling. The four-year credit facility includes a multi-currency component, under which up to $600.0 million can be drawn in Euros, Yen, British pounds sterling, Canadian Dollars or U.S. dollars. The operating partnership uses the credit facility principally for acquisitions, funding development activity and general working capital requirements. As of March 31, 2011, there was no outstanding balance on this credit facility, and the remaining amount available was $589.3 million, net of outstanding letters of credit of $10.7 million, using the exchange rate in effect on that date.

AMB Japan Finance Y.K., a subsidiary of the operating partnership, has a Yen-denominated unsecured revolving credit facility with an initial borrowing limit of 45.0 billion Yen, which, using the exchange rate in effect at March 31, 2011, equaled approximately $541.3 million U.S. dollars and bore a weighted average interest rate of 2.00%. The parent company, along with the operating partnership, guarantees the obligations of AMB Japan Finance Y.K. under the credit facility, as well as the obligations of any other entity in which the operating partnership directly or indirectly owns an ownership interest and which is selected by the operating partnership from time to time to be a borrower under and pursuant to the credit agreement. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and for other real estate purposes in Japan, China and South Korea. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility with certain real estate assets or equity in entities holding such real estate assets. Prior to its early renewal in December 2010, this credit facility had a borrowing limit of 55.0 billion Yen. Additionally, upon renewal, the credit facility maturity was extended to March 2014. The rate on the borrowings is generally Yen LIBOR plus a margin, which was 185 basis points as of March 31, 2011, based on the credit rating of the operating partnership’s long-term debt. In addition, there is an annual facility fee, payable in quarterly amounts, which is based on the credit rating of the operating partnership’s long-term debt, and was 35.0 basis points as of March 31, 2011. As of March 31, 2011, the outstanding balance on this credit facility, using the exchange rate in effect on that date was $172.3 million, and the remaining amount available was $369.0 million.

The operating partnership and certain of its wholly owned subsidiaries, each acting as a borrower, with the parent company and the operating partnership as guarantors, have a $500.0 million unsecured revolving credit facility. The parent company, along with the operating partnership, guarantees the obligations for such subsidiaries and other entities controlled by the operating partnership that are selected by the operating partnership from time to time to be borrowers under and pursuant to this credit facility. Generally, borrowers under the credit facility have the option to secure all or a portion of the borrowings under the credit facility. The credit facility includes a multi-currency component under which up to $500.0 million can be drawn in U.S. dollars, Hong Kong dollars, Singapore dollars, Canadian dollars, British pounds sterling and Euros. The line, which matures in July 2011, carries a one-year extension option, which the operating partnership may exercise at its sole option so long as the operating partnership’s long-term debt rating is investment grade, among other things. Additionally, this facility has an option to be increased to up to $750.0 million. The rate on the borrowings is generally LIBOR plus a margin, which was 60.0 basis points as of March 31, 2011, based on the credit rating of the operating partnership’s senior unsecured long-term debt, with an annual facility fee based on the credit rating of the operating partnership’s senior unsecured long-term debt. If the operating partnership’s long-term debt ratings fall below investment grade, it will be unable to request borrowings in any currency other than U.S. dollars. The borrowers intend to use the proceeds from the facility to fund the acquisition and development of properties and general working capital requirements. As of March 31, 2011, the outstanding balance on this credit facility, using the exchange rates in effect on that date, was approximately $230.5 million with a weighted average interest rate of 1.09%, and the remaining amount available was $269.5 million.

The above credit facilities contain affirmative covenants, including compliance with financial reporting requirements and maintenance of specified financial ratios, and negative covenants of the operating partnership, including limitations on the incurrence of liens and limitations on mergers or consolidations. The operating partnership was in compliance with its financial covenants under each of these credit agreements as of March 31, 2011.

The tables below summarize the operating partnership’s debt maturities, principal payments and capitalization and reconcile operating partnership’s share of total debt to total consolidated debt as of March 31, 2011 (dollars in thousands):

	Wholly Owned									AMB’s
	Unsecured				Total	Consolidated	Total	Unconsolidated		Share of
	Senior	Credit	Other	Secured	Wholly Owned	Joint	Consolidated	Joint	Total	Total
	Debt	Facilities(1)	Debt	Debt	Debt	Venture Debt	Debt	Venture Debt	Debt	Debt
2011	$25,000	$230,512	$—	$15,203	$270,715	$138,854	$409,569	$293,559	$703,128	$410,012
2012	—	—	150,256	29,598	179,854	469,805	649,659	429,864	1,079,523	473,661
2013	293,897	—	—	23,710	317,607	104,852	422,459	721,396	1,143,855	542,064
2014	—	172,272	—	4,787	177,059	8,637	185,696	553,802	739,498	384,253
2015	112,491	—	217,624	7,721	337,836	16,943	354,779	493,705	848,484	521,419
2016	250,000	—	—	79,994	329,994	15,499	345,493	171,422	516,915	392,479
2017	300,000	—	—	66,303	366,303	490	366,793	92,783	459,576	387,426
2018	300,000	—	—	—	300,000	595	300,595	98,859	399,454	332,953
2019	250,000	—	—	—	250,000	29,412	279,412	14,043	293,455	271,219
2020	120,294	—	—	—	120,294	645	120,939	214,012	334,951	191,268
Thereafter	—	—	—	—	—	2,450	2,450	476,200	478,650	158,498

Subtotal	$1,651,682	$402,784	$367,880	$227,316	$2,649,662	$788,182 (2)	$3,437,844	$3,559,645	$6,997,489	$4,065,252
Unamortized net (discounts) premiums	(11,859)	—	—	34	(11,825)	32	(11,793)	(4,740)	(16,533)	(10,021)

Subtotal	$1,639,823	$402,784	$367,880	$227,350	$2,637,837	$788,214	$3,426,051	$3,554,905	$6,980,956	$4,055,231
Joint venture partners’ share of debt(3)	—	—	—	—	—	(448,927)	(448,927)	(2,476,798)	(2,925,725)	—

Operating partnership’s share of total debt(4)	$1,639,823	$402,784	$367,880	$227,350	$2,637,837	$339,287	$2,977,124	$1,078,107	$4,055,231	$4,055,231

Weighted average interest rate	5.5%	1.5%	2.1%	2.9%	4.2%	4.8%	4.4%	4.5%	4.4%	4.4%
Weighted average remaining maturity (years)	6.0	1.4	3.4	4.7	4.8	1.7	4.1	4.5	4.3	4.5

(1)	Represents three credit facilities with total borrowing capacity of approximately $1.6 billion. Includes $142.0 million in U.S. dollar borrowings and $172.3 million, $64.9 million, $4.2 million and $19.4 million in Yen, Canadian dollar, Euro and Singapore dollar-based borrowings outstanding at March 31, 2011, respectively, translated to U.S. dollars using the foreign exchange rates in effect on that date.

(2)	Includes an outstanding balance of $54.3 million of other debt on a $70.0 million credit facility held by AMB Institutional Alliance Fund II, L.P.

(3)	Joint venture partners’ share of total debt represents the combined joint venture partners’ pro rata portion of the total debt based on the percentage of equity interest of the joint venture partners in each of the consolidated or unconsolidated joint ventures holding the debt.

(4)	Operating partnership’s share of total debt represents the operating partnership’s pro rata portion of the total debt based on the operating partnership’s percentage of equity interest in each of the consolidated or unconsolidated joint ventures holding the debt. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the co-investment ventures. The above table reconciles operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure.

As of March 31, 2011, the operating partnership had debt maturing in 2011 through 2014, assuming extension options are exercised, as follows (dollars in thousands):

	After Extension Options(1)(2)
Wholly owned debt	2011	2012	2013	2014

Unsecured Senior Debt	$25,000	$—	$293,897	$—
Credit Facilities	—	230,512	—	—
Other Debt	—	150,256	—	—
Operating Partnership Secured Debt	14,233	27,921	22,410	—

Subtotal	39,233	408,689	316,307	—
Consolidated Joint Ventures
AMB-AMS, L.P.	—	—	39,135	—
AMB Institutional Alliance Fund II, L.P.	—	3,811	198,800	4,571
AMB-SGP, L.P.	37,963	287,914	—	—
Other Industrial Operating Joint Ventures	38,573	50,075	21,527	4,059

Subtotal	76,536	341,800	259,462	8,630
Unconsolidated Joint Ventures
AMB-SGP Mexico	58,825	162,885	—	—
AMB Japan Fund I, L.P.	147,738	206,760	479,807	—
AMB-Europe Logistics Fund, FCP-FIS	—	—	—	434,391
AMB U.S. Logistics Fund, L.P.	24,088	29,174	180,656	91,069
Other Industrial Operating Joint Ventures	30,842	—	56,916	30,661

Subtotal	261,493	398,819	717,379	556,121
Total Consolidated	115,769	750,489	575,769	8,630
Total Unconsolidated	261,493	398,819	717,379	556,121

Total	$377,262	$1,149,308	$1,293,148	$564,751

Total Operating Partnership’s Share(3)	$145,034	$668,683	$574,237	$208,847

(1)	Excludes scheduled principal amortization of debt maturing in years subsequent to 2014, as well as debt premiums and discounts.

(2)	Subject to certain conditions.

(3)	Total operating partnership’s share represents the operating partnership’s pro-rata portion of total debt maturing in 2011 through 2014 based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt.

Market Capital as of March 31, 2011
	Units		Market
Security	Outstanding		Price(1)	Market Value
				(in thousands)

Common general partnership units	169,321,293	(4)	$35.97	$6,090,487
Common limited partnership units(2)	3,022,993		$35.97	108,737

Total	172,344,286			$6,199,224

Total options outstanding				9,103,685
Dilutive effect of stock options(3)				—

(1)	Assumes that the operating partnership’s common partnership units are exchanged for the parent company’s common stock on a one-for-one basis because there is no public market for the operating partnership’s units. Dollars, in thousands.

(2)	Includes class B common limited partnership units issued by AMB Property II, L.P.

(3)	Computed using the treasury stock method and an average share price for the parent company’s common stock of $34.04 for the quarter ended March 31, 2011. All stock options were anti-dilutive as of March 31, 2011.

(4)	Includes 1,269,422 shares of unvested restricted stock.

Preferred units as of March 31, 2011 (dollars in thousands)
	Distribution	Liquidation	Redemption/Callable
Security	Rate	Preference	Date

Series L preferred units	6.50%	$50,000	June 2008
Series M preferred units	6.75%	57,500	November 2008
Series O preferred units	7.00%	75,000	December 2010
Series P preferred units	6.85%	50,000	August 2011

Weighted average/total	6.80%	$232,500

Noncontrolling interests in the operating partnership represent limited partnership interests in AMB Property II, L.P., a Delaware limited partnership, and interests held by third-party partners in joint ventures. Such joint ventures held approximately 20.9 million square feet as of March 31, 2011 and are consolidated for financial reporting purposes.

Please see “Explanatory Note” at the beginning of this quarterly report on Form 10-Q and Part  I, Item 1, Note 8 of the “Notes to Consolidated Financial Statements” for a discussion of the noncontrolling interests of the operating partnership.

Capitalization Ratios as of March 31, 2011

Operating partnership’s share of total debt-to-operating partnership’s share of total market capitalization(1)	38.7%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total market capitalization(1)	40.9%
Operating partnership’s share of total debt-to-operating partnership’s share of total assets(1)	43.0%
Operating partnership’s share of total debt plus preferred-to-operating partnership’s share of total assets(1)	45.5%

(1)	The operating partnership’s definition of “total market capitalization” for the operating partnership is total debt plus preferred equity liquidation preferences plus market capital. The definition of “operating partnership’s share of total market capitalization” is the operating partnership’s share of total debt plus preferred equity liquidation preferences plus market capital. The operating partnership’s definition of “market capital” is the total number of outstanding common general partnership units of the operating partnership and common limited partnership units of AMB Property II, L.P. multiplied by the closing price per share of the parent company’s common stock as of March 31, 2011. The definition of “preferred” is preferred equity liquidation preferences. “Operating partnership’s share of total debt” is the operating partnership’s pro rata portion of the total debt based on its percentage of equity interest in each of the consolidated and unconsolidated joint ventures holding the debt. “Operating partnership’s share of total assets” is the operating partnership’s pro rata portion of the gross book value of real estate interests plus cash and other assets. As of March 31, 2011, the operating partnership’s share of total assets was approximately $9.4 billion. The operating partnership believes that operating partnership’s share of total debt is a meaningful supplemental measure, which enables both management and investors to analyze its leverage and to compare its leverage to that of other companies. In addition, it allows for a more meaningful comparison of the operating partnership’s debt to that of other companies that do not consolidate their joint ventures. Operating partnership’s share of total debt is not intended to reflect the operating partnership’s actual liability should there be a default under any or all of such loans or a liquidation of the joint ventures. For a reconciliation of operating partnership’s share of total debt to total consolidated debt, a GAAP financial measure, please see the table of debt maturities and capitalization above.

Liquidity of the Operating Partnership

As of March 31, 2011, the operating partnership had $203.6 million in cash and cash equivalents and $31.7 million in restricted cash. During the three months ended March 31, 2011, the operating partnership decreased the availability under its lines of credit by approximately $147 million while increasing its share of outstanding debt by approximately $66 million. As of March 31, 2011, the operating partnership had $1.2 billion available for future borrowings under its three multi-currency lines of credit, representing line utilization of 25%.

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

At any point in time, the operating partnership also has a significant amount of cash deposits in its operating accounts that are with third party financial institutions, which was, as of March 31, 2011, approximately $172.5 million on a consolidated basis. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While the operating partnership monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the operating partnership has experienced no loss or lack of access to cash in its operating accounts.

The following table sets forth the operating partnership’s distributions paid or payable per unit for the three months ended March 31, 2011 and 2010:

		For the Three Months Ended
		March 31,
Paying Entity	Security	2011	2010

AMB Property, L.P.	Common limited partnership units	$0.280	$0.280
AMB Property, L.P.	Series L preferred units	$0.406	$0.406
AMB Property, L.P.	Series M preferred units	$0.422	$0.422
AMB Property, L.P.	Series O preferred units	$0.438	$0.438
AMB Property, L.P.	Series P preferred units	$0.428	$0.428
AMB Property II, L.P.	Class B common limited partnership units	$0.280	$0.280

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

Cash flows generated by the operating partnership’s business were sufficient to cover its distributions for the three months ended March 31, 2011 and 2010, including its distributions to the parent company, which are, in turn, paid to the parent company’s stockholders as dividends and distributions. Cash flows from the operating partnership’s real estate operations and private capital businesses, which are included in “Net cash provided by operating activities” in its Cash Flows from Operating Activities and cash flows from its real estate development and operations businesses which are included in “Net proceeds from divestiture of real estate and securities” in its Cash Flows from Investing Activities in its Consolidated Statements of Cash Flows, were sufficient to pay distributions on common and preferred limited partnership units of the operating partnership and AMB Property II, L.P. and distributions to noncontrolling interests for the three months ended March 31, 2011 and 2010. The operating partnership uses proceeds from its businesses included in Cash Flows from Investing Activities (specifically, the proceeds from sales and contributions of properties as part of its real estate development and operations businesses) to fund distributions not covered by Cash Flows from Operating Activities.

The following table sets forth the summary of the operating partnership’s distributions paid or payable for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
Summary of Distributions Paid	2011	2010
	(Dollars in thousands)

Net cash provided by operating activities	$61,727	$70,065
Distributions paid to partners(1)	(99,880)	(46,238)
Distributions to noncontrolling interests, including preferred units	(2,412)	(2,767)

(Deficiency) excess of net cash provided by operating activities over distributions paid	$(40,565)	$21,060

Net proceeds from divestiture of real estate	$93,657	$22,408

Excess of net cash provided by operating activities and net proceeds from divestiture of real estate over distributions paid	$53,092	$43,468

(1)	The increase in 2011 as compared to 2010 was due to timing of the first quarter dividend payment being accelerated in 2011 as a result of the proposed merger with ProLogis.

Capital Commitments of the Operating Partnership

Development starts, generally defined as projects where the operating partnership has obtained building permits and has begun physical construction, during the three months ended March 31, 2011 and 2010 on an owned and managed basis were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

The Americas:
Number of new development projects	1	—
Square feet	602,611	—
Estimated total investment(1)	$58,040	$—
Europe:
Number of new development projects	1	—
Square feet	305,351	—
Estimated total investment(1)	$34,150	$—
Asia:
Number of new development projects	2	—
Square feet	2,221,314	—
Estimated total investment(1)	$207,744	$—

Total:
Number of new development projects	4	—
Square feet	3,129,276	—
Estimated total investment(1)	$299,934	$—
Total construction-in-progress estimated investment(1)(2)	$471,617	$300,768
Total construction-in-progress invested to date(3)	$196,771	$269,612
Total construction-in-progress remaining to invest(3)(4)	$274,846	$31,156

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, and associated carry costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2011 or 2010, as applicable.

(2)	Excludes the impact of real estate impairment losses and includes value-added conversions.

(3)	Amounts include capitalized interest and overhead costs, as applicable.

(4)	Calculated using estimated total investment before the impact of real estate impairment losses.

Development Portfolio.  As of March 31, 2011, the operating partnership had 12 construction-in-progress development projects, on an owned and managed basis, which are expected to total approximately 5.3 million square feet and have an aggregate estimated investment of $470.6 million upon completion, net of $1.0 million of cumulative real estate impairment losses to date. Five of these projects totaling approximately 1.8 million square feet with an aggregate estimated investment of $183.4 million were held in an unconsolidated co-investment venture. Construction-in-progress, at March 31, 2011, included projects expected to be completed through the third quarter of 2013.

On an owned and managed basis, the operating partnership had an additional 25 development projects available for sale or contribution totaling approximately 6.8 million square feet, with an aggregate estimated investment of $699.3 million, net of $68.6 million of cumulative real estate impairment losses to date, and an aggregate net book value of $686.6 million.

As of March 31, 2011, on an owned and managed basis, the operating partnership and its development joint venture partners have funded an aggregate of $952.0 million, or 77%, of the total estimated investment before the impact of real estate investment losses and will need to fund an estimated additional $287.5 million, or 23%, in order to complete its development portfolio.

In addition to its committed development pipeline, the operating partnership held a total of 2,594 acres of land for future development or sale, on an owned and managed basis, approximately 87% of which was located in the Americas. This included 234 acres that were held in unconsolidated joint ventures. The operating partnership currently estimates that these 2,594 acres of land could support approximately 46.5 million square feet of future development.

Lease Commitments.  The operating partnership has entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms from 1 to 79 years. These buildings and improvements subject to ground leases are amortized ratably over the lesser of the terms of the related leases or 40 years.

Co-Investment Ventures.  The operating partnership enters into co-investment ventures with institutional investors, acting as the general partner or manager of such ventures. These co-investment ventures are managed by the operating partnership’s private capital group and provide the company with an additional source of capital to fund acquisitions, development projects and renovation projects, as well as private capital income. As of March 31, 2011, the operating partnership had investments in co-investment ventures with a gross book value of approximately $1.2 billion, which are consolidated for financial reporting purposes, and net equity investments in unconsolidated co-investment ventures of $756.6 million and a gross book value of approximately $7.2 billion. As of March 31, 2011, the operating partnership may make additional capital contributions to current and planned co-investment ventures of up to $464.6 million pursuant to the terms of the co-investment venture agreements. From time to time, the operating partnership may raise additional equity commitments for AMB U.S. Logistics Fund, L.P., an open-ended unconsolidated co-investment venture formed in 2004 with institutional investors, most of whom invest through a private real estate investment trust, and for AMB Europe Logistics Fund, FCP-FIS, an open-ended unconsolidated co-investment venture formed in 2007 with institutional investors. This could increase the operating partnership’s obligation to make additional capital commitments to these ventures. Pursuant to the terms of the partnership agreement of AMB U.S. Logistics Fund, L.P., and the management regulations of AMB Europe Logistics Fund, FCP-FIS, the operating partnership is obligated to contribute 20% of the total equity commitments until such time when its total equity commitment is greater than $150.0 million or 150.0 million Euros, respectively, at which time, its obligation is reduced to 10% of the total equity commitments. The operating partnership expects to fund these contributions with cash from operations, borrowings under its credit facilities, debt or equity issuances or net proceeds from property divestitures, which could adversely affect its cash flow.

On August 2, 2010, the company announced the formation of AMB Mexico Fondo Logistico, a publicly traded co-investment venture with a 10-year term whose investment strategy is to develop, acquire, own, operate and manage industrial distribution facilities primarily within the company’s target markets in Mexico. Approximately 3.3 billion Pesos was raised from the third party investors in the venture, comprised of institutional investors in Mexico, primarily private pension plans. These contributions, net of offering costs, held partially in Pesos and U.S. dollars, totaled approximately $252.5 million using the exchange rate in effect on March 31, 2011. These contributions, excluding amounts transferred as detailed below, are held by a third party trustee, which is not consolidated by the company, and, as such, the cash investment and equity interest of the third party investors related to this portion of the contributions are not reflected on the company’s consolidated financial statements. During the three months ended March 31, 2011, $4.1 million of the contributions made by third party investors were transferred from the third party trustee to the co-investment venture. The company will contribute 20% of the total equity, or approximately $63.1 million, at full deployment, for total equity of $315.6 million available for future investments. During the three months ended March 31, 2011, the company contributed $1.0 million to this co-investment venture. The co-investment venture is expected to utilize 50% to 65% leverage on its investments. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture, which is consolidated by the company.

On March 3, 2011, the company announced the formation of AMB Europe Logistics JV, FCP-FIS, an unconsolidated co-investment venture with Allianz Real Estate whose strategy is to acquire, own and operate logistics properties primarily within major seaport, airport and distribution markets in the Eurozone. The initial third-party equity investment will be approximately 400.0 million Euros (approximately $566.3 million in U.S. dollars using the exchange rate in effect at March 31, 2011) and the venture’s overall equity commitment is 470.0 million Euros (approximately $665.4 million in U.S. dollars using the same exchange rate), including the company’s 15% co-investment. The co-investment venture is not expected to utilize leverage on its investments. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

On March 16, 2011, the company announced the formation of AMB China Logistics Venture I, L.P., an unconsolidated co-investment venture with HIP China Logistics Investments Limited, whose strategy is to develop, acquire, own, operate and manage logistics properties primarily within key markets in China. The venture’s overall equity commitment is $588.0 million, of which the company will contribute $88.0 million for an approximate 15% ownership. The co-investment venture is expected to utilize 50% leverage on its investments. As of March 31, 2011, no investments had been made in real estate properties within this co-investment venture.

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

Capital Deployment

Land acquisitions during the three months ended March 31, 2011 and 2010 were as follows, excluding value-added acquisitions (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

The Americas:
Acres	—	58
Estimated build out potential (square feet)	—	1,162,103
Investment(1)	$—	$21,321
Europe:
Acres	12	—
Estimated build out potential (square feet)	305,351	—
Investment(1)	$9,973	$—
Asia:
Acres	13	—
Estimated build out potential (square feet)	1,143,223	—
Investment(1)	$2,686	$—

Total:
Acres	25	58
Estimated build out potential (square feet)	1,448,574	1,162,103
Investment(1)	$12,659	$21,321

(1)	Represents actual cost incurred to date including initial acquisition, associated closing costs, infrastructure and associated capitalized interest and overhead costs.

Acquisition activity, including value-added acquisitions, during the three months ended March 31, 2011 and 2010 was as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Number of properties acquired by AMB U.S. Logistics Fund, L.P.	1	2
Square feet	278,365	687,932
Expected investment(1)	$17,300	$45,552
Number of properties acquired by AMB Europe Logistics Fund, FCP-FIS	1	—
Square feet	29,956	—
Expected investment(1)	$5,202	$—
Total number of properties acquired	2	2
Total square feet	308,321	687,932
Total acquisition cost	$22,386	$45,400
Total acquisition capital	116	152

Total expected investment(1)	$22,502	$45,552

(1)	Includes total estimated cost of development, renovation, or expansion, including initial acquisition costs, prepaid ground leases, buildings, tenant improvements and associated capitalized interest and overhead costs. Estimated total investments are based on current forecasts and are subject to change. Non-U.S. dollar investments are translated into U.S. dollars using the exchange rate as of March 31, 2011 or 2010, as applicable.

OFF-BALANCE SHEET ARRANGEMENTS

Standby Letters of Credit.  As of March 31, 2011, the company had provided approximately $13.2 million in letters of credit, of which $10.7 million were provided under the operating partnership’s $600.0 million unsecured credit facility. The letters of credit were required to be issued under certain ground lease provisions, bank guarantees and other commitments.

Guarantees and Contribution Obligations.  Excluding parent guarantees associated with debt or contribution obligations as discussed in Part I, Item 1, Notes 5, 6 and 9 of the “Notes to Consolidated Financial Statements,” as of March 31, 2011, the company had outstanding guarantees and contribution obligations in the aggregate amount of $406.2 million as described below.

As of March 31, 2011, the company had outstanding bank guarantees in the amount of $0.3 million used to secure contingent obligations, primarily obligations under development and purchase agreements. As of March 31, 2011, the company also guaranteed $61.3 million and $84.0 million on outstanding loans on five of its consolidated joint ventures and three of its unconsolidated joint ventures, respectively.

Also, the company has entered into contribution agreements with certain of its unconsolidated co-investment ventures. These contribution agreements require the company to make additional capital contributions to the applicable co-investment venture fund upon certain defaults by the co-investment venture of certain of its debt obligations to the lenders. Such additional capital contributions will cover all or part of the applicable co-investment venture’s debt obligation and may be greater than the company’s share of the co-investment venture’s debt obligation or the value of the company’s share of any property securing such debt. The company’s contribution obligations under these agreements will be reduced by the amounts recovered by the lender and the fair market value of the property, if any, used to secure the debt and obtained by the lender upon default. The company’s potential obligations under these contribution agreements totaled $260.6 million as of March 31, 2011.

Performance and Surety Bonds.  As of March 31, 2011, the company had outstanding performance and surety bonds in an aggregate amount of $4.8 million. These bonds were issued in connection with certain of the company’s development projects and were posted to guarantee certain property tax obligations and the construction of certain real property improvements and infrastructure. Performance and surety bonds are renewable and expire upon the payment of the property taxes due or the completion of the improvements and infrastructure.

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations, as adjusted (“FFO, as adjusted”), Funds From Operations Per Share and Unit, as adjusted (“FFOPS, as adjusted”), Core Funds From Operations, as adjusted (“Core FFO, as adjusted”), Core Funds From Operations Per Share and Unit, as adjusted (“Core FFOPS, as adjusted”) and Funds From Operations, as defined by NAREIT (“FFO, as defined by NAREIT”).

The company believes that net income, as defined by U.S. GAAP, is the most appropriate earnings measure. However, the company considers funds from operations, as adjusted (or FFO, as adjusted), FFO per share and unit, as adjusted (or FFOPS, as adjusted), Core FFO, as adjusted, Core FFO per share and unit, as adjusted (or Core FFOPS, as adjusted) and FFO, as defined by NAREIT (together, the “FFO Measures, as adjusted”) to be useful supplemental measures of its operating performance. The company defines FFOPS, as adjusted, as FFO, as adjusted, per fully diluted weighted average share of the parent company’s common stock and operating partnership units. The company calculates FFO, as adjusted, as net income (or loss) available to common stockholders, calculated in accordance with U.S. GAAP, less gains (or losses) from dispositions of real estate held for investment purposes and real estate-related depreciation, and adjustments to derive the company’s pro rata share of FFO, as adjusted of consolidated and unconsolidated joint ventures. The company defines Core FFOPS, as adjusted as Core

FFO, as adjusted per fully diluted weighted share of the parent company’s common stock and operating partnership units. The company calculates Core FFO, as adjusted as FFO, as adjusted excluding the company’s share of development profits. These calculations also include adjustments for items as described below.

Unless stated otherwise, the company includes the gains from development, including those from value-added conversion projects, before depreciation recapture, as a component of FFO, as adjusted. The company believes gains from development should be included in FFO, as adjusted, to more completely reflect the performance of one of its lines of business. The company believes that value-added conversion dispositions are in substance land sales and as such should be included in FFO, as adjusted, consistent with the real estate investment trust industry’s long standing practice to include gains on the sale of land in funds from operations. However, the company’s interpretation of FFO, as adjusted, or FFOPS, as adjusted, may not be consistent with the views of others in the real estate investment trust industry, who may consider it to be a divergence from the National Association of Real Estate Investment Trusts (“NAREIT”) definition, and may not be comparable to funds from operations or funds from operations per share and unit reported by other real estate investment trusts that interpret the current NAREIT definition differently than the company does. In connection with the formation of a joint venture, the company may warehouse assets that are acquired with the intent to contribute these assets to the newly formed venture. Some of the properties held for contribution may, under certain circumstances, be required to be depreciated under U.S. GAAP. The company includes in its calculation of FFO, as adjusted, gains or losses related to the contribution of previously depreciated real estate to joint ventures. Although it is a departure from the current NAREIT definition, the company believes such calculation of FFO, as adjusted, better reflects the value created as a result of the contributions.

In addition, the company calculates FFO, as adjusted, to exclude impairment and restructuring charges, merger transaction costs, debt extinguishment losses and the preferred unit redemption discount. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted values. The restructuring charges reflected costs associated with the company’s reduction in global headcount and cost structure. Debt extinguishment losses generally included the costs of repurchasing debt securities. The company repurchased certain tranches of senior unsecured debt to manage its debt maturities in response to the current financing environment, resulting in greater debt extinguishment costs. The preferred unit redemption discount reflects the gain associated with the discount to liquidation preference in the preferred unit redemption price less costs incurred as a result of the redemption. Although difficult to predict, these items may be recurring given the uncertainty of the current economic climate and its adverse effects on the real estate and financial markets. While not infrequent or unusual in nature, these items result from market fluctuations that can have inconsistent effects on the company’s results of operations. The economics underlying these items reflect market and financing conditions in the short-term but can obscure the company’s performance and the value of the company’s long-term investment decisions and strategies. The merger transaction costs, which reflected costs associated with the company’s potential merger transaction with ProLogis, represented fluctuations that can have inconsistent effects on the company’s results of operations. Management believes FFO, as adjusted, is significant and useful to both it and its investors. FFO, as adjusted, more appropriately reflects the value and strength of the company’s business model and its potential performance isolated from the volatility of the current economic environment and unobscured by costs (or gains) resulting from the company’s management of its financing profile in response to the tightening of the capital markets. However, in addition to the limitations of the FFO Measures, as adjusted, generally discussed below, FFO, as adjusted, does not present a comprehensive measure of the company’s financial condition and operating performance. This measure is a modification of the NAREIT definition of funds from operations and should not be used as an alternative to net income or cash as defined by U.S. GAAP.

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

The following table reflects the calculation of FFO, as adjusted, reconciled from net income (loss) available to common unitholders of the operating partnership and common stockholders of the parent company and the calculation of Core FFO, as adjusted, reconciled from FFO, as adjusted, for the three months ended March 31, 2011 and 2010 (dollars in thousands, except share and per share amounts):

	For the Three Months
	Ended March 31,
	2011	2010

Net income (loss) available to common unitholders of the operating partnership	$7,920	$(4,506)
Net (loss) income available to common unitholders of the operating partnership attributable to limited partners of the operating partnership	(99)	59

Net income (loss) available to common stockholders of the parent company	7,821	(4,447)
Gains from sale or contribution of real estate interests, net	(14,544)	—
Depreciation and amortization:
Total depreciation and amortization	54,986	47,381
Discontinued operations’ depreciation	28	1,279
Non-real estate depreciation	(1,897)	(2,545)
Adjustment for depreciation on development profits	(525)	(1,546)
Adjustments to derive FFO, as defined by NAREIT, from consolidated joint ventures:
Joint venture partners’ noncontrolling interests (Net income (loss))	2,049	(375)
Limited partnership unitholders’ noncontrolling interests (Net income (loss) and development profits)	145	(94)
FFO, as defined by NAREIT, attributable to noncontrolling interests	(7,542)	(5,380)
Adjustments to derive FFO, as defined by NAREIT, from unconsolidated joint ventures:
The company’s share of net income	(7,800)	(3,875)
The company’s share of FFO, as defined by NAREIT	20,881	14,453

Funds from operations, as defined by NAREIT	53,602	44,851

Adjustments for impairments, restructuring charges and debt extinguishment:
Restructuring charges	—	2,973
Merger transaction costs	3,697	—
Allocation to participating securities(1)	(69)	(42)

Funds from operations, as adjusted	$57,230	$47,782

Basic FFO, as adjusted, per common share and unit	$0.33	$0.31

Diluted FFO, as adjusted, per common share and unit	$0.33	$0.31

Weighted average common shares and units:
Basic	171,137,688	152,042,559

Diluted	172,972,812	152,769,638

Core funds from operations (Core FFO), as adjusted
Funds from operations, as adjusted	$57,230	$47,782
Development profits, net of taxes	(1,112)	(3,257)
Joint venture partners’ and limited partnership unitholders’ share of development profits, net of taxes	29	106
Limited partnership unitholders’ noncontrolling interests (Development profits)	(29)	(106)
Allocation to participating securities(1)	8	26

Core funds from operations, as adjusted	$56,126	$44,551

Basic Core FFO, as adjusted, per common share and unit	$0.33	$0.29

Diluted Core FFO, as adjusted, per common share and unit	$0.32	$0.29

Weighted average common shares and units:
Basic	171,137,688	152,042,559

Diluted	172,972,812	152,769,638

(1)	To be consistent with the company’s policies of determining whether instruments granted in share-based payment transactions are participating securities and accounting for earnings per share, the FFO, as adjusted, per common share and unit is adjusted for FFO, as adjusted, distributed through declared dividends and allocated to all participating securities (weighted average common shares and units outstanding and unvested restricted shares outstanding) under the two-class method. The same allocation is made for Core FFO, as adjusted, per common share and unit. Under this method, allocations were made to 1,269,422 unvested restricted shares outstanding for the three months ended March 31, 2011. Allocations were made to 1,228,034 unvested restricted shares outstanding for the three months ended March 31, 2010.

Same Store Net Operating Income (“SS NOI”)

The company defines net operating income, or NOI, as rental revenues, including reimbursements, less property operating expenses. NOI excludes depreciation, amortization, general and administrative expenses, restructuring charges, merger transaction costs, real estate impairment losses, development profits (losses), gains (losses) from sale or contribution of real estate interests, and interest expense. The company believes that net income, as defined by GAAP, is the most appropriate earnings measure. However, NOI is a useful supplemental measure calculated to help investors understand the company’s operating performance, excluding the effects of costs and expenses which are not related to the performance of the assets. NOI is widely used by the real estate industry as a useful supplemental measure, which helps investors compare the company’s operating performance with that of other companies. Real estate impairment losses have been excluded in deriving NOI because the company does not consider its impairment losses to be a property operating expense. The company believes that the exclusion of impairment losses from NOI is a common methodology used in the real estate industry. Real estate impairment losses relate to the changing values of the company’s assets but do not reflect the current operating performance of the assets with respect to their revenues or expenses. The company’s real estate impairment losses are non-cash charges which represent the write down in the value of assets when estimated fair value over the holding period is lower than current carrying value. The impairment charges were principally a result of increases in estimated capitalization rates and deterioration in market conditions that adversely impacted underlying real estate values. Therefore, the impairment charges are not related to the current performance of the company’s real estate operations and should be excluded from its calculation of NOI.

The company considers same store net operating income, or SS NOI, and cash-basis SS NOI to be useful supplemental measures of its operating performance for properties that are considered part of the same store pool. The company defines SS NOI as NOI on a same store basis. The company defines cash-basis SS NOI as SS NOI excluding straight-line rents and amortization of lease intangibles. The same store pool includes all properties that are owned as of the end of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting periods. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2009. The company considers cash-basis SS NOI to be an appropriate and useful supplemental performance measure because it reflects the operating performance of the real estate portfolio excluding effects of certain adjustments and provides a better measure of actual cash-basis rental growth for a year-over-year comparison. In addition, the company believes that SS NOI and cash-basis SS NOI help investors compare the operating performance of its real estate as compared to other companies. While SS NOI and cash-basis SS NOI are relevant and widely used measures of operating performance of real estate investment trusts, they do not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. SS NOI and cash-basis SS NOI also do not reflect general and administrative expenses, restructuring charges, interest expenses, real estate impairment losses, merger transaction costs, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the company’s results from operations. Further, the company’s computation of SS NOI and cash-basis SS NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating SS NOI and cash-basis SS NOI.

The following table reconciles SS NOI, cash-basis SS NOI and cash-basis SS NOI, excluding lease termination fees from net income (loss) for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Net income (loss)	$14,322	$(620)
Private capital revenues	(7,683)	(7,445)
Depreciation and amortization	54,986	47,381
General and administrative and fund costs	30,902	32,265
Restructuring charges	—	2,973
Meger transaction costs	3,697	—
Total other income and expenses	26,850	24,813
Total discontinued operations	(17,051)	(840)

Net operating income	106,023	98,527
Less non same-store NOI	(18,888)	(11,233)
Less non-cash adjustments(1)	(2,279)	(2,877)

Cash-basis same-store NOI	$84,856	$84,417

Less lease termination fees	(393)	(638)

Cash-basis same-store NOI, excluding lease termination fees	$84,463	$83,779

(1)	Non-cash adjustments include straight-line rents and amortization of lease intangibles for the same store pool only.

OWNED AND MANAGED OPERATING AND LEASING STATISTICS

Owned and Managed Operating and Leasing Statistics (1)

The following table summarizes key operating and leasing statistics for all of the company’s owned and managed operating properties for the quarter ended March 31, 2011:

Operating Portfolio

Square feet owned(2)(3)	140,188,197
Occupancy percentage(3)	92.8%
Average occupancy percentage	92.4%
Weighted average lease terms (years):
Original	6.2
Remaining	3.4
Trailing four quarters tenant retention	61.4%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(12.6)%
Same space square footage commencing (millions)	24.4
Trailing four quarters second generation leasing activity:(5)
Tenant improvements and leasing commissions per sq. ft.:
Retained	$1.45
Re-tenanted	$2.52
Weighted average	$2.05
Square footage commencing (millions)	31.5

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	As of March 31, 2011, the company had investments in 7.3 million square feet of operating properties through its investments in non-managed unconsolidated joint ventures and 152,000 square feet, which is the location of its global headquarters.

(3)	On a consolidated basis, the company had approximately 77.8 million rentable square feet with an occupancy rate of 92.1% at March 31, 2011.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net annualized base rent (ABR) due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	Second generation tenant improvements and leasing commissions per square foot are the total cost of tenant improvements, leasing commissions and other leasing costs incurred during leasing of second generation space divided by the total square feet leased. Costs incurred prior to leasing available space are not included until such space is leased. Second generation space excludes newly developed square footage or square footage vacant at acquisition.

The table below summarizes key operating and leasing statistics for the company’s owned and managed operating properties for the quarter ended March 31, 2011:

	The			Total/Weighted
Owned and Managed Property Data(1)	Americas	Europe	Asia	Average

For the quarter ended March 31, 2011:
Rentable square feet	112,766,343	13,513,165	13,908,689	140,188,197
Occupancy percentage at period end(2)	92.5%	92.9%	95.4%	92.8%
Trailing four quarters same space square footage leased	20,427,653	1,208,225	2,742,707	24,378,585
Trailing four quarters rent change on renewals and rollovers(2)(3)	(14.5)%	(13.2)%	(4.3)%	(12.6)%

(1)	Schedule includes owned and managed operating properties which the company defines as properties in which it has at least a 10% ownership interest, for which the company is the property or asset manager and which the company currently intends to hold for the long term. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	On a consolidated basis, for the Americas, Europe and Asia, occupancy percentage at period end for 2011 was 91.5% and 96.2% and 96.2%, respectively, and trailing four quarters rent change on renewals and rollovers at period end for 2011 was (14.1)%, (29.2)% and 6.2% respectively. Properties in Europe are primarily held in the unconsolidated co-investment venture AMB Europe Logistics Fund, FCP-FIS.

(3)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

Owned and Managed Same Store Operating Statistics (1)

The following table summarizes key operating and leasing statistics for the company’s owned and managed same store operating properties as of and for the three months ended March 31, 2011:

Same Store Pool(2)

Square feet in same store pool(3)	128,889,462
% of total square feet	91.9%
Occupancy percentage(3)	92.4%
Average occupancy percentage	92.0%
Weighted average lease terms (years):
Original	6.2
Remaining	3.3
Trailing four quarters tenant retention	61.2%
Trailing four quarters rent change on renewals and rollovers:(4)
Percentage	(13.0)%
Same space square footage commencing (millions)	21.9
Growth % increase (decrease) (including straight-line rents):
Revenues(5)	0.9%
Expenses(5)	4.1%
Net operating income, excluding lease termination fees(5)(6)	(0.3)%
Growth % increase (excluding straight-line rents):
Revenues(5)	1.4%
Expenses(5)	4.1%
Net operating income, excluding lease termination fees(5)(6)	0.2%

(1)	Schedule includes owned and managed operating properties. This excludes development and renovation projects, recently completed development projects available for sale or contribution and value-added acquisitions.

(2)	Same store pool includes all properties that are owned as of both the current and prior year reporting periods and excludes development properties for both the current and prior reporting years. The same store pool is set annually and excludes properties purchased and developments stabilized after December 31, 2009 (generally defined as properties that are 90% leased or properties that have been substantially complete for at least 12 months).

(3)	On a consolidated basis, the company had approximately 70.6 million square feet with an occupancy rate of 91.6% at March 31, 2011.

(4)	Rent changes on renewals and rollovers are calculated as the difference, weighted by square feet, of the net ABR due the first month of a term commencement and the net ABR due the last month of the former customer’s term. If free rent is granted, then the first positive full rent value is used as a point of comparison. The rental amounts exclude base stop amounts, holdover rent and premium rent charges. If either the previous or current lease terms are under 12 months, then they are excluded from this calculation. If the lease is first generation or there is no prior lease for comparison, then it is excluded from this calculation.

(5)	For the three months ended March 31, 2011, on a consolidated basis, the percentage change was 0.9%, 3.3% and (0.2)%, respectively, for revenues, expenses and net operating income (including straight-line rents) and 1.6%, 3.3% and 0.8%, respectively, for revenues, expenses and net operating income (excluding straight-line rents).

(6)	See “Supplemental Earnings Measures” above for a discussion of same store net operating income and cash-basis same store net operating income and a reconciliation of same store net operating income and cash-basis same store net operating income and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below summarizes the maturities and interest rates associated with the company’s fixed and variable rate debt outstanding at book value and estimated fair value before unamortized net discounts of $11.8 million as of March 31, 2011 (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt(1)	$97,197	$541,602	$366,762	$13,425	$354,779	$1,386,870	$2,760,635	$2,816,313
Average interest rate	6.2%	5.1%	6.1%	5.3%	2.7%	5.1%	5.0%	n/a
Variable rate debt(2)	$312,372	$108,057	$55,697	$172,271	$—	$28,812	$677,209	$682,542
Average interest rate	1.8%	1.8%	2.8%	1.5%	—%	2.3%	1.8%	n/a
Interest payments(3)	$11,729	$29,523	$23,821	$3,264	$9,458	$71,675	$149,470	n/a

(1)	Represents 80.3% of all outstanding debt at March 31, 2011.

(2)	Represents 19.7% of all outstanding debt at March 31, 2011.

(3)	Represents interest expense related only to the debt balances maturing in each respective year, based upon interest rates at the balance sheet date.

If market rates of interest on the company’s variable rate debt increased or decreased by 10%, then the increase or decrease in interest cost on the company’s variable rate debt would be $1.2 million (net of the swap) annually. As of March 31, 2011, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.4 billion and $3.5 billion, respectively, based on the company’s estimate of current market interest rates. As of December 31, 2010, the book value and the estimated fair value of the company’s total consolidated debt (both secured and unsecured) were $3.3 billion and $3.4 billion, based on our estimate of current market interest rates.

As of March 31, 2011 and December 31, 2010, variable rate debt comprised 19.7% and 38.8%, respectively, of all the company’s outstanding debt. Variable rate debt was $0.7 billion and $0.7 billion as of March 31, 2011 and December 31, 2010, respectively.

Financial Instruments.  The company records all derivatives on the balance sheet at fair value as an asset or liability. For derivatives that qualify as cash flow hedges, the offset to this entry is to accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company, partners’ capital for the operating partnership or income. For derivatives which do not qualify as cash flow hedges, the offset to the change in fair value on the derivative asset or liability is recorded directly in earnings as gains or losses through other income (expenses). For revenues or expenses denominated in non-functional currencies, the company may use derivative financial instruments to manage foreign currency exchange rate risk. The company’s derivative financial instruments in effect at March 31, 2011 were 24 interest rate swaps and one interest rate cap hedging cash flows of variable rate borrowings based on U.S. LIBOR and four foreign exchange forward contracts hedging intercompany loans. The company does not hold or issue derivatives for trading purposes.

The following table summarizes the company’s financial instruments as of March 31, 2011 (in thousands):

Cash Flow Hedges — EUR Swaps

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Swap	3 mo. EURIBOR	December-11	1.2600%	$8,141	$14
Swap(1)	1 mo. EURIBOR	January-12	1.1575%	$118,704	$214
Swap(1)	1 mo. EURIBOR	January-12	1.1710%	$69,244	$118
Swap(1)	1 mo. EURIBOR	January-12	1.1550%	$29,676	$54
Swap	3 mo. EURIBOR	December-12	1.7300%	$11,539	$52
Swap(1)	1 mo. EURIBOR	January-13	1.4875%	$118,704	$884
Swap(1)	1 mo. EURIBOR	January-13	1.5010%	$69,244	$505
Swap(1)	1 mo. EURIBOR	January-13	1.4850%	$29,676	$222
Swap	3 mo. EURIBOR	December-13	2.2200%	$13,309	$73
Swap(1)	1 mo. EURIBOR	January-14	1.9975%	$118,704	$960
Swap(1)	1 mo. EURIBOR	January-14	2.0110%	$69,244	$547
Swap(1)	1 mo. EURIBOR	January-14	1.9950%	$29,676	$240
Swap(1)	1 mo. EURIBOR	January-15	2.5875%	$118,704	$658
Swap(1)	1 mo. EURIBOR	January-15	2.6010%	$69,244	$368
Swap(1)	1 mo. EURIBOR	January-15	2.5850%	$29,676	$164
Swap(1)	1 mo. EURIBOR	September-15	3.0025%	$118,704	$298
Swap(1)	1 mo. EURIBOR	September-15	3.0160%	$69,244	$163
Swap(1)	1 mo. EURIBOR	September-15	3.0000%	$29,676	$73

				$1,121,109	$5,607

Cash Flow Hedges — JPY Swaps

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Swap	3 mo. JPY TIBOR	October-12	0.6000%	$150,256	$(341)
Swap	3 mo. JPY LIBOR	September-16	2.5200%	$25,382	$(32)
Swap	3 mo. JPY LIBOR	September-16	2.5200%	$15,638	$(20)
Swap	3 mo. JPY LIBOR	July-17	2.8800%	$24,720	$(205)
Swap	3 mo. JPY LIBOR	July-17	2.8800%	$15,638	$(129)

				$231,634	$(727)

Cash Flow Hedges — USD Caps

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Cap	1 mo. USD LIBOR	October-12	4.2500%	$26,500	$4

				$26,500	$4

Non-Designated Hedges — FX Forward

			Pay-Fixed	Buy Notional Amount
Derivative Type	Forward Rate	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

FX Forward	1.41682	June-11	EUR 124,143	$175,762	$290
FX Forward	1.6049	June-11	GBP 15,800	$25,323	$49
FX Forward	0.97329	June-11	CAD 165,000	$169,998	$(326)
FX Forward	0.97325	June-11	CAD 78,000	$80,363	$(151)

				$451,446	$(138)

Non-Designated Hedges — IR Swap

	Receive-Floating		Pay-Fixed	Notional Amount
Derivative Type	Index	Maturity Date	Strike Rate	(USD Equivalent)	Fair Value

Swap	3 mo. EURIBOR	June-11	4.4500%	$26,617	$977

				$26,617	$977

Total USD Equivalent Amount				$1,857,306	$5,723

(1)	Includes five interest rate swaps entered into for the same notional amount with each of three different lenders.

International Operations.  The company’s exposure to market risk also includes foreign currency exchange rate risk. The U.S. dollar is the functional currency for the company’s subsidiaries operating in the United States, Mexico and certain subsidiaries in Europe. The functional currency for the company’s subsidiaries operating outside the United States, other than Mexico and certain subsidiaries in Europe, is generally the local currency of the country in which the entity or property is located, mitigating the effect of foreign exchange gains and losses. The company’s subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. The company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. The gains (losses) resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity for the parent company or partners’ capital for the operating partnership and totaled $1.6 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

The company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, non-monetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. The company also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. For the three months ended March 31, 2011 and 2010, total unrealized and realized losses from remeasurement and translation included in the company’s results of operations were $(1.3) million and $(1.0) million, respectively.

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

The parent company and the operating partnership have been named as defendants in several pending putative shareholder class actions filed in connection with the combination of the parent company and ProLogis (the “Merger”).

Three of the actions were filed in the District Court for the City and County of Denver, Colorado. These cases have been consolidated, and on or about April 1, 2011, plaintiffs filed a consolidated class action complaint against ProLogis, the members of the ProLogis board of trustees, the parent company, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC and the operating partnership. The complaint alleges that ProLogis’ trustees breached their fiduciary duties in connection with entering into the merger agreement and that ProLogis, the parent company, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC and the operating partnership aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the registration statement filed on Form S-4 in connection with the special meetings of the shareholders of each of the parent company and ProLogis to vote on the transaction (the “Registration Statement”) contains material omissions and misstatements. The plaintiffs seek, among other relief, an order to (i) enjoin the defendants from consummating the Merger unless and until ProLogis adopts and implements a procedure or process reasonably designed to enter into a merger agreement providing the best possible value for ProLogis’ shareholders, (ii) direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of ProLogis’ shareholders and to refrain from entering into any transaction until the process for the sale or merger of ProLogis is completed and the highest possible value obtained, (iii) rescind the merger agreement, to the extent already implemented, and (iv) award plaintiffs’ costs and disbursements of the action. Defendants have moved to stay the Colorado action in favor of the Maryland action described below. Plaintiffs have moved for expedited discovery, and the defendants have opposed that motion.

Two of the actions were filed in the Circuit Court of Maryland for Baltimore City. The actions have been consolidated, and the plaintiffs filed a consolidated class action and derivative complaint on or about March 28, 2011. The Maryland consolidated complaint names the same defendants as the Colorado consolidated complaint. The complaint alleges that the members of the ProLogis board of trustees breached their fiduciary duties in connection with the Merger and that the parent company and the operating partnership aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the Registration Statement is misleading and incomplete. The plaintiffs in this action seek, among other relief, an order to (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger in the event it is consummated or award rescissory damages, (iii) direct the defendants to account to plaintiffs and all other members of the class for all damages, profits and any special benefits defendants obtained as a result of their breaches of fiduciary duties, and (iv) award plaintiffs the costs of the action. Defendants moved to dismiss the Maryland action for failure to state a claim and to stay all discovery pending a ruling on their motion to dismiss; the plaintiffs moved for expedited discovery in advance of a preliminary injunction hearing. On April 15, 2011, the parties to the Maryland action executed a memorandum of understanding that embodies their agreement in principle on the structure of a proposed settlement. The proposed settlement, which is subject to confirmatory discovery and court approval following notice to the class of all ProLogis shareholders during the period from January 30, 2011 through the date of the consummation of the proposed merger (the “Class”), would dismiss all causes of action asserted in the Maryland consolidated complaint and release all claims that members of the Class may have arising out of or relating in any manner to the proposed merger, including all claims being asserted in the Colorado action. Pursuant to the terms of the proposed settlement, defendants agreed to make certain supplemental disclosures to shareholders in the Registration Statement. The parties reported to the Maryland court on April 18, 2011 that they had reached agreement on a proposed settlement and executed a memorandum of understanding. On April 27, 2011, the parties to the consolidated action in Colorado reached an agreement in principle on the structure of a proposed settlement. Under the proposed settlement, which is subject to confirmatory discovery and approval of the Maryland court following notice to the Class, defendants agreed to make additional disclosures in the Registration Statement.

The parent company and the operating partnership believe that the claims asserted against them in these lawsuits are without merit and intend to defend themselves vigorously against the claims.

Item 1A.	Risk Factors

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Annual Report on Form 10-K for the parent company and the operating partnership for the year ended December 31, 2010, and the Amendment No. 2 to the Registration Statement on Form S-4 for AMB Property Corporation, filed with the SEC on April 28, 2011, and any amendments thereto, continue to apply to the company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-13545.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications dated May 9, 2011 for AMB Property Corporation.
31.2	Rule 13a-14(a)/15d-14(a) Certifications dated May 9, 2011 for AMB Property, L.P.
32.1	18 U.S.C. § 1350 Certifications dated May 9, 2011 for AMB Property Corporation. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the parent company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
32.2	18 U.S.C. § 1350 Certifications dated May 9, 2011 for AMB Property, L.P. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the operating partnership’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
101	The following materials from the Quarterly Reports on Form 10-Q of AMB Property Corporation and AMB Property, L.P. for the period ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Capital, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

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

Date: May 9, 2011

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

Date: May 9, 2011