Form 10-Q
period 2011-06-30
Prologis, Inc.; Prologis, L.P.
filed 2011-08-09
CIK 1045609, 1045610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.
Prologis, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.) (State or other jurisdiction of incorporation or organization)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.) (I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California (Address or principal executive offices)	94111 (Zip Code)
(415) 394-9000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
AMB Property Corporation
AMB Property, L.P.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
Prologis, Inc. Yes ☑ No ☐
Prologis, L.P. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).
Prologis, Inc. Yes ☑ No ☐
Prologis, L.P. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Prologis, Inc.:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Prologis, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Prologis, Inc. Yes ☐ No ☑
Prologis, L.P. Yes ☐ No ☑
The number of shares outstanding of Prologis, Inc.’s common stock as of August 2, 2011 was approximately 459,001,300.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2011 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and the Operating Partnership collectively.
Prologis, Inc is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of June 30, 2011, the REIT owned an approximate 99.55% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.
We believe combining the quarterly reports on Form 10-Q of the REIT and the Operating Partnership into this single report results in the following benefits:
•	enhances investors’ understanding of the REIT and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company’s disclosure applies to both the REIT and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
We believe it is important to understand the few differences between the REIT and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The REIT’s only material asset is its ownership of partnership interests in the Operating Partnership. As a result, the REIT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. The REIT itself does not issue any indebtedness, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain investees. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the REIT, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the business through the Operating Partnership’s operations, its incurrence of indebtedness, and the issuance of partnership units to third parties.
Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the REIT and those of the Operating Partnership. The non-controlling interests in the Operating Partnership’s financial statements include the interests in consolidated investees not owned by the Operating Partnership. The noncontrolling interests in the REIT’s financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common limited partnership interests in the Operating Partnership, which are accounted for as partners’ capital by the Operating Partnership.
In order to highlight the differences between the REIT and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss the REIT and the Operating Partnership including separate financial statements, controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of the REIT and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of Prologis.

PROLOGIS

PART 1.
Item 1. Financial Statements
PROLOGIS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2011	December 31,
	(Unaudited)	2010

ASSETS
Investments in real estate properties	$25,748,754	$12,879,641
Less accumulated depreciation	1,764,289	1,595,678

Net investments in real estate properties	23,984,465	11,283,963
Investments in and advances to unconsolidated investees	3,012,144	2,024,661
Notes receivable backed by real estate	359,228	302,144
Assets held for sale	171,765	574,791

Net investments in real estate	27,527,602	14,185,559

Cash and cash equivalents	260,893	37,634
Restricted cash	68,390	27,081
Accounts receivable	197,475	58,979
Other assets	1,080,146	593,414

Total assets	$29,134,506	$14,902,667

LIABILITIES AND EQUITY
Liabilities:
Debt	$12,119,952	$6,506,029
Accounts payable and accrued expenses	702,378	388,536
Other liabilities	1,239,922	467,998
Liabilities related to assets held for sale	2,009	19,749

Total liabilities	14,064,261	7,382,312

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	350,000
Common stock; $0.01 par value; 458,872 shares issued and outstanding at June 30, 2011 and 254,482 shares issued and outstanding at December 31, 2010	4,589	2,545
Additional paid-in capital	16,384,229	9,671,560
Accumulated other comprehensive income (loss)	225,364	(3,160)
Distributions in excess of net earnings	(2,842,842)	(2,515,722)

Total Prologis, Inc. stockholders’ equity	14,353,540	7,505,223
Noncontrolling interests	716,705	15,132

Total equity	15,070,245	7,520,355

Total liabilities and equity	$29,134,506	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Rental income	$294,670	$188,205	$500,088	$375,835
Private capital revenue	32,311	28,307	61,481	56,969
Development management and other income	8,920	2,634	13,239	3,710

Total revenues	335,901	219,146	574,808	436,514

Expenses:
Rental expenses	81,140	54,089	144,447	110,313
Private capital expenses	11,596	9,931	22,148	20,250
General and administrative	51,840	38,921	91,023	80,927
Merger, acquisition and other integration expenses	103,052	—	109,040	—
Depreciation and amortization	123,079	76,871	205,744	152,012
Other expenses	5,587	5,016	10,271	9,283

Total expenses	376,294	184,828	582,673	372,785

Operating income (loss)	(40,393)	34,318	(7,865)	63,729

Other income (expense):
Earnings from unconsolidated investees, net	11,399	3,304	25,040	11,277
Interest expense	(113,059)	(118,920)	(203,621)	(228,899)
Impairment of other assets	(103,823)	—	(103,823)	—
Interest and other income (expense), net	5,277	(1,370)	2,698	(1,542)
Net gains on acquisitions and dispositions of investments in real estate	102,529	10,959	106,254	22,766
Foreign currency exchange and derivative losses, net	(10,255)	(7,206)	(8,881)	(3,518)
Gain (loss) on early extinguishment of debt, net	—	975	—	(46,658)

Total other income (expense)	(107,932)	(112,258)	(182,333)	(246,574)

Loss before income taxes	(148,325)	(77,940)	(190,198)	(182,845)
Current income tax expense	6,311	598	11,816	10,351
Deferred income tax expense (benefit)	118	(40,847)	982	(42,398)

Total income tax expense (benefit)	6,429	(40,249)	12,798	(32,047)

Loss from continuing operations	(154,754)	(37,691)	(202,996)	(150,798)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	2,952	20,122	9,070	40,574
Net gains on dispositions, net of related impairment charges and taxes	8,175	979	10,135	9,127

Total discontinued operations	11,127	21,101	19,205	49,701

Consolidated net loss	(143,627)	(16,590)	(183,791)	(101,097)
Net earnings attributable to noncontrolling interests	(202)	(191)	(285)	(444)

Net loss attributable to controlling interests	(143,829)	(16,781)	(184,076)	(101,541)
Less preferred share dividends	7,642	6,369	14,011	12,738

Net loss attributable to common shares	$(151,471)	$(23,150)	$(198,087)	$(114,279)

Weighted average common shares outstanding — Basic	307,756	212,840	281,384	212,441

Weighted average common shares outstanding — Diluted	307,756	212,840	281,384	212,441

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.53)	$(0.21)	$(0.77)	$(0.77)
Discontinued operations	0.04	0.10	0.07	0.23

Net loss per share attributable to common shares — Basic	$(0.49)	$(0.11)	$(0.70)	$(0.54)

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.53)	$(0.21)	$(0.77)	$(0.77)
Discontinued operations	0.04	0.10	0.07	0.23

Net loss per share attributable to common shares — Diluted	$(0.49)	$(0.11)	$(0.70)	$(0.54)

Distributions per common share	$0.25	$0.34	$0.50	$0.67

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30, 2011
(Unaudited)
(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Income (Loss)	Earnings	interests	Equity

Balance as of January 1, 2011	$350,000	254,482	$2,545	$9,671,560	$(3,160)	$(2,515,722)	$15,132	$7,520,355
Consolidated net earnings (loss)	—	—	—	—	—	(184,076)	285	(183,791)
Merger and PEPR acquisition	232,200	169,626	1,696	5,581,415	—	—	709,433	6,524,744
Issuances of shares in equity offering, net of issuance costs	—	34,500	345	1,111,787	—	—	—	1,112,132
Issuance of common shares under common share plans, net of issuance costs	—	264	3	11,105	—	—	—	11,108
Distributions and allocations	—	—	—	8,362	—	(143,044)	(8,535)	(143,217)
Foreign currency translation gains, net	—	—	—	—	213,888	—	390	214,278
Unrealized gain and amortization on derivative contracts, net	—	—	—	—	14,636	—	—	14,636

Balance as of June 30, 2011	$582,200	458,872	$4,589	$16,384,229	$225,364	$(2,842,842)	$716,705	$15,070,245

PROLOGIS, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010

Net loss attributable to controlling interests	$(184,076)	$(101,541)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	213,888	(409,567)
Unrealized gains (losses) and amortization on derivative contracts, net	14,636	(19,277)

Comprehensive income (loss) attributable to common shares	$44,448	$(530,385)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net loss attributable to controlling interests	$(184,076)	$(101,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncontrolling interest share in earnings, net	285	444
Straight-lined rents	(23,368)	(21,511)
Cost of share-based compensation awards, net	5,039	11,909
Depreciation and amortization	206,219	173,802
Earnings from unconsolidated investees	(25,040)	(11,277)
Changes in operating receivables and distributions from unconsolidated investees	17,000	53,525
Amortization of management contracts	1,921	1,100
Amortization of deferred loan costs	12,761	13,917
Amortization of debt discount, net	12,908	27,532
Non-cash merger expenses	14,889	—
Impairment of real estate properties and other assets	103,823	367
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(12,051)	(9,127)
Gains recognized on property acquisitions and dispositions, net	(106,254)	(22,766)
Loss on early extinguishment of debt, net	—	46,658
Unrealized foreign currency and derivative losses, net	8,652	4,229
Deferred income tax expense (benefit)	982	(42,398)
Decrease (increase) in restricted cash, accounts receivable and other assets	(53,663)	27,820
Increase (decrease) in accounts payable and accrued expenses and other liabilities	2,746	(49,960)

Net cash provided by (used in) operating activities	(17,227)	102,723

Investing activities:
Real estate investments	(446,913)	(255,760)
Tenant improvements and lease commissions on previously leased space	(28,197)	(22,781)
Non-development capital expenditures	(13,865)	(11,836)
Net advances from (investments in and net advances to) unconsolidated investees	11,329	(150,981)
Return of investment from unconsolidated investees	57,256	41,644
Proceeds from dispositions of real estate properties	610,371	260,026
Proceeds from repayment of notes receivable	9,695	13,639
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	—
Cash acquired in connection with AMB merger	234,045	—
Acquisition of ProLogis European Properties (“PEPR”), net of cash received	(1,025,251)	—

Net cash used in investing activities	(646,530)	(126,049)

Financing activities:
Issuance of common shares, net	1,156,493	28,714
Distributions paid on common shares	(129,030)	(143,815)
Dividends paid on preferred shares	(12,708)	(12,708)
Noncontrolling interest distributions, net	(170)	(352)
Debt and equity issuance costs paid	(67,316)	(25,270)
Net payments on credit facilities	(50,213)	(275,508)
Repurchase of senior and exchangeable senior notes and extinguishment of secured mortgage debt	—	(1,190,463)
Proceeds from issuance of debt	885,453	1,686,388
Payments on debt	(897,115)	(50,439)

Net cash provided by financing activities	885,394	16,547

Effect of foreign currency exchange rate changes on cash	1,622	(2,481)
Net increase (decrease) in cash and cash equivalents	223,259	(9,260)
Cash and cash equivalents, beginning of period	37,634	34,362

Cash and cash equivalents, end of period	$260,893	$25,102

See Note 16 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2011	December 31,
	(Unaudited)	2010

ASSETS
Investments in real estate properties	$25,748,754	$12,879,641
Less accumulated depreciation	1,764,289	1,595,678

Net investments in real estate properties	23,984,465	11,283,963
Investments in and advances to unconsolidated investees	3,012,144	2,024,661
Notes receivable backed by real estate	359,228	302,144
Assets held for sale	171,765	574,791

Net investments in real estate	27,527,602	14,185,559

Cash and cash equivalents	260,893	37,634
Restricted cash	68,390	27,081
Accounts receivable	197,475	58,979
Other assets	1,080,146	593,414

Total assets	$29,134,506	$14,902,667

LIABILITIES AND CAPITAL
Liabilities:
Debt	$12,119,952	$6,506,029
Accounts payable and accrued expenses	702,378	388,536
Other liabilities	1,239,922	467,998
Liabilities related to assets held for sale	2,009	19,749

Total liabilities	14,064,261	7,382,312

Capital:
Partners’ capital:
General partner — preferred	582,200	350,000
General partner — common	13,771,340	7,155,223
Limited partners	61,793	—

Total partners’ capital	14,415,333	7,505,223

Noncontrolling interests	654,912	15,132

Total capital	15,070,245	7,520,355

Total liabilities and capital	$29,134,506	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Rental income	$294,670	$188,205	$500,088	$375,835
Private capital revenue	32,311	28,307	61,481	56,969
Development management and other income	8,920	2,634	13,239	3,710

Total revenues	335,901	219,146	574,808	436,514

Expenses:
Rental expenses	81,140	54,089	144,447	110,313
Private capital expenses	11,596	9,931	22,148	20,250
General and administrative	51,840	38,921	91,023	80,927
Merger, acquisition and other integration expenses	103,052	—	109,040	—
Depreciation and amortization	123,079	76,871	205,744	152,012
Other expenses	5,587	5,016	10,271	9,283

Total expenses	376,294	184,828	582,673	372,785

Operating income (loss)	(40,393)	34,318	(7,865)	63,729

Other income (expense):
Earnings from unconsolidated investees, net	11,399	3,304	25,040	11,277
Interest expense	(113,059)	(118,920)	(203,621)	(228,899)
Impairment of other assets	(103,823)	—	(103,823)	—
Interest and other income (expense), net	5,277	(1,370)	2,698	(1,542)
Net gains on acquisitions and dispositions of investments in real estate	102,529	10,959	106,254	22,766
Foreign currency exchange and derivative losses, net	(10,255)	(7,206)	(8,881)	(3,518)
Gain (loss) on early extinguishment of debt, net	—	975	—	(46,658)

Total other income (expense)	(107,932)	(112,258)	(182,333)	(246,574)

Loss before income taxes	(148,325)	(77,940)	(190,198)	(182,845)
Current income tax expense	6,311	598	11,816	10,351
Deferred income tax expense (benefit)	118	(40,847)	982	(42,398)

Total income tax expense (benefit)	6,429	(40,249)	12,798	(32,047)

Loss from continuing operations	(154,754)	(37,691)	(202,996)	(150,798)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	2,952	20,122	9,070	40,574
Net gains on dispositions, net of related impairment charges and taxes	8,175	979	10,135	9,127

Total discontinued operations	11,127	21,101	19,205	49,701

Consolidated net loss	(143,627)	(16,590)	(183,791)	(101,097)
Net earnings attributable to noncontrolling interests	(202)	(191)	(285)	(444)

Net loss attributable to controlling interests	(143,829)	(16,781)	(184,076)	(101,541)
Less preferred unit dividends	7,642	6,369	14,011	12,738

Net loss attributable to common unitholders	$(151,471)	$(23,150)	$(198,087)	$(114,279)

Weighted average common units outstanding — Basic	308,389	212,840	281,702	212,441

Weighted average common units outstanding — Diluted	308,389	212,840	281,702	212,441

Net earnings (loss) per unit attributable to common unitholders — Basic:
Continuing operations	$(0.53)	$(0.21)	$(0.77)	$(0.77)
Discontinued operations	0.04	0.10	0.07	0.23

Net loss per unit attributable to common unitholders — Basic	$(0.49)	$(0.11)	$(0.70)	$(0.54)

Net earnings (loss) per unit attributable to common unitholders — Diluted:
Continuing operations	$(0.53)	$(0.21)	$(0.77)	$(0.77)
Discontinued operations	0.04	0.10	0.07	0.23

Net loss per unit attributable to common unitholders — Diluted	$(0.49)	$(0.11)	$(0.70)	$(0.54)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.
CONSOLIDATED STATEMENT OF CAPITAL
Six Months Ended June 30, 2011
(Unaudited)
(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total

Balance as of January 1, 2011	12,000	$350,000	254,482	$7,155,223	—	$—	$15,132	$7,520,355
Consolidated net earnings (loss)	—	—	—	(184,076)	—	—	285	(183,791)
Merger and PEPR acquisition	9,300	232,200	169,626	5,583,111	2,059	70,155	639,278	6,524,744
Issuance of units in exchange for contributions of equity offering proceeds	—	—	34,500	1,112,132	—	—	—	1,112,132
Issuance of common units	—	—	264	11,108	—	—	—	11,108
Distributions and allocations	—	—	—	(134,682)	—	(8,362)	(173)	(143,217)
Foreign currency translation gains, net	—	—	—	213,888	—	—	390	214,278
Unrealized gain (loss) and amortization on derivative contracts, net	—	—	—	14,636	—	—	—	14,636

Balance as of June 30, 2011	21,300	$582,200	458,872	$13,771,340	2,059	$61,793	$654,912	$15,070,245

PROLOGIS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010

Net loss attributable to controlling interests	$(184,076)	$(101,541)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	213,888	(409,567)
Unrealized gains (losses) and amortization on derivative contracts, net	14,636	(19,277)

Comprehensive income (loss) attributable to common unitholders	$44,448	$(530,385)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net loss attributable to controlling interests	$(184,076)	$(101,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncontrolling interest share in earnings, net	285	444
Straight-lined rents	(23,368)	(21,511)
Cost of share-based compensation awards, net	5,039	11,909
Depreciation and amortization	206,219	173,802
Earnings from unconsolidated investees	(25,040)	(11,277)
Changes in operating receivables and distributions from unconsolidated investees	17,000	53,525
Amortization of management contracts	1,921	1,100
Amortization of deferred loan costs	12,761	13,917
Amortization of debt discount, net	12,908	27,532
Non-cash merger expenses	14,889	—
Impairment of real estate properties and other assets	103,823	367
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(12,051)	(9,127)
Gains recognized on property acquisitions and dispositions, net	(106,254)	(22,766)
Loss on early extinguishment of debt, net	—	46,658
Unrealized foreign currency and derivative losses, net	8,652	4,229
Deferred income tax expense (benefit)	982	(42,398)
Decrease (increase) in restricted cash, accounts receivable and other assets	(53,663)	27,820
Increase (decrease) in accounts payable and accrued expenses and other liabilities	2,746	(49,960)

Net cash provided by (used in) operating activities	(17,227)	102,723

Investing activities:
Real estate investments	(446,913)	(255,760)
Tenant improvements and lease commissions on previously leased space	(28,197)	(22,781)
Non-development capital expenditures	(13,865)	(11,836)
Net advances from (investments in and net advances to) unconsolidated investees	11,329	(150,981)
Return of investment from unconsolidated investees	57,256	41,644
Proceeds from dispositions of real estate properties	610,371	260,026
Proceeds from repayment of notes receivable	9,695	13,639
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	—
Cash acquired in connection with AMB merger	234,045	—
Acquisition of ProLogis European Properties (“PEPR”), net of cash received	(1,025,251)	—

Net cash used in investing activities	(646,530)	(126,049)

Financing activities:
Proceeds from issuances of common partnership units in exchange for contributions	1,156,493	28,714
Distributions paid on common partnership units	(129,030)	(143,815)
Dividends paid on preferred units	(12,708)	(12,708)
Noncontrolling interest distributions, net	(170)	(352)
Debt and equity issuance costs paid	(67,316)	(25,270)
Net payments on credit facilities	(50,213)	(275,508)
Repurchase of senior and exchangeable senior notes and extinguishment of secured mortgage debt	—	(1,190,463)
Proceeds from issuance of debt	885,453	1,686,388
Payments on debt	(897,115)	(50,439)

Net cash provided by financing activities	885,394	16,547

Effect of foreign currency exchange rate changes on cash	1,622	(2,481)
Net increase (decrease) in cash and cash equivalents	223,259	(9,260)
Cash and cash equivalents, beginning of period	37,634	34,362

Cash and cash equivalents, end of period	$260,893	$25,102

See Note 16 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believe the current organization and method of operation will enable the REIT to maintain its status. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global, regional and other distribution markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: direct owned and private capital. Our direct owned segment represents the direct long-term ownership of industrial properties. Our private capital segment represents the long-term management of property funds and other unconsolidated investees, and the properties they own. See Note 10 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.
As of June 30, 2011, the REIT owned an approximate 99.55% general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.
On June 3, 2011, AMB Property Corporation (“AMB”) and AMB Property, LP completed the merger contemplated by the Agreement and Plan of Merger with ProLogis, a Maryland real estate investment trust and its subsidiaries (the “Merger”). Following the Merger, AMB changed its name to Prologis, Inc. As a result of the Merger, each outstanding common share of beneficial interest of ProLogis was converted into 0.4464 of a newly issued share of common stock of the REIT. As further discussed in Note 2, ProLogis was the accounting acquirer. As such, in the Consolidated Financial Statements the historical results of ProLogis are included for the entire period presented and AMB’s results are included subsequent to the Merger. See Note 2 for further discussion on the Merger.
Basis of Presentation. The accompanying consolidated financial statements, presented in the U.S. dollar, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. All material intercompany transactions with consolidated entities have been eliminated.
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the REIT and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the December 31, 2010 Consolidated Financial Statements of ProLogis and AMB, as previously filed with the SEC on Form 10-K and other public information.
Certain amounts included in the accompanying Consolidated Financial Statements for 2010 have been reclassified to conform to the 2011 financial statement presentation.
Recent Accounting Pronouncements. In May 2011, the FASB issued an accounting standard update to amend the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. The amendments will be effective for us on January 1, 2012 and we are currently evaluating the impact to our Consolidated Financial Statements.
In December 2010, the FASB updated the accounting standard related to business combinations that requires public entities to disclose certain pro forma information about revenues and earnings of the combined entity within the notes to the financial statements. As a result of the Merger and consolidation of Prologis European Properties (“PEPR”) as described in Note 2, we are required to present pro forma information as if the business combinations occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The disclosure requirements were effective for business combinations with effective dates beginning January 1, 2011. See Note 2 for our pro forma disclosures.
In July 2010, the FASB issued an accounting standard update that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. We adopted the expanded disclosure requirements for ending balances applicable to our Notes Receivable Backed by Real Estate as of December 31, 2010. Disclosures regarding activity that occurs during the reporting period were effective beginning January 1, 2011. See Note 5 for disclosure of this activity for the six months ended June 30, 2011.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
In January 2010, the FASB issued an accounting standard update that requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. The Level 3 disclosure requirements were effective for us on January 1, 2011. Since we do not have any significant financial assets or financial liabilities that are measured at fair value using Level 3 valuation techniques and inputs on a recurring basis, the adoption of this standard was not considered material.
2. Business Combinations
Merger of AMB and ProLogis
As discussed above, on June 3, 2011, we completed the Merger. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors including that ProLogis shareholders hold the largest portion of the voting rights in the merged entity and ProLogis appointees represent the majority of the Board of Directors. In our Consolidated Financial Statements, the historical results of ProLogis are included for the entire period presented and the results of AMB are included subsequent to the Merger.
As ProLogis was the accounting acquirer, the calculation of the purchase price for accounting purposes is based on the price of ProLogis common shares and common shares Prologis would have had to issue to achieve a similar ownership split between AMB and ProLogis shareholders. The preliminary purchase price allocation reflects estimated aggregate consideration of approximately $5.8 billion, as calculated below (in millions, except price per share):

ProLogis shares and limited partnership units outstanding at June 2, 2011 (60% of total shares of the combined company)	571.4
Total shares of the combined company (for accounting purposes)	952.3

Number of AMB shares to be issued (40% of total shares of the combined company)	380.9
Multiplied by price of ProLogis common shares on June 2, 2011	$15.21

Estimated aggregate consideration	$5,794.1

The allocation of the purchase price requires a significant amount of judgment. The following purchase price allocation was based on our preliminary valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired and is subject to change. Such final determination of the purchase price allocation may be significantly different than reflected below. The preliminary allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$8,103.7
Investments in and advances to unconsolidated investees	1,632.2
Cash, accounts receivable and other assets	736.5
Debt	(3,646.7)
Accounts payable, accrued expenses and other liabilities	(463.6)
Noncontrolling interest	(505.6)
Additional paid-in capital (stock awards)	(62.4)

Total estimated purchase price	$5,794.1

Acquisition of ProLogis European Properties
In April 2011, we purchased 11.1 million ordinary units of PEPR, increasing our ownership interest to approximately 39%, and launched a mandatory tender offer to acquire any or all of the outstanding ordinary units and convertible preferred units of PEPR that we did not own at that time. On May 25, 2011, we settled our mandatory tender offer that resulted in the acquisition of an additional 96.5 million ordinary units and 2.7 million convertible preferred units of PEPR. During all of the second quarter of 2011, we made aggregate cash purchases of €715.8 million ($1.0 billion). We funded the purchases through borrowings under our global line of credit and a new €500 million bridge facility, which was subsequently repaid with proceeds from our June equity offering (“June 2011 Equity Offering”).
Upon completion of the tender offer, we met the requirements to consolidate PEPR. In addition, in accordance with the accounting rules for business combinations, we marked our equity investment in PEPR from carrying value to fair value of approximately €486 million, which resulted in the recognition of a gain of €59.6 million ($85.9 million). The fair value was based on the trading price and our acquisition price for the PEPR units previously outstanding and purchased during the tender offer period, respectively. As of June 30, 2011, we owned approximately 92.3% of the voting ordinary units of PEPR and 94.6% of the convertible preferred units.
We have preliminarily allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion or ($1.6 billion) as set forth below. The allocation was based on our preliminary valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired and is subject to change. The primary areas of the purchase price allocation that are not yet completed relate to the valuation of the intangible lease assets associated with the real estate portfolio of PEPR of 232 industrial buildings in 11 countries in Europe aggregating approximately 53.0 million square feet.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The preliminary allocation of the purchase price was as follows (in millions):
Investments in real estate properties	$4,456.3
Cash, accounts receivable and other assets	100.7
Debt	(2,240.8)
Accounts payable, accrued expenses and other liabilities	(555.6)
Noncontrolling interest	(133.7)

Total estimated purchase price	$1,626.9

The preliminary allocations for the Merger and the PEPR acquisition were based on our assessment of the fair value of the acquired assets and liabilities, as summarized below.
Investments in Real Estate Properties- We estimated the fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions included origination costs and discount and capitalization rates. Discount and capitalization rates were determined by market based on recent appraisals, transactions or other market data. The fair value also includes a portfolio premium that we estimate a third party would be willing to pay for the entire portfolio. Our preliminary valuations were based, in part, on a valuation prepared by an independent valuation firm.
Investments in Unconsolidated Investees- We estimated the fair value of the investee by using similar valuation methods as those used for consolidated real estate properties and debt and, based on our ownership interest in each entity, adjusted our investment.
Intangible Assets- The fair value of in place leases was calculated based upon our best estimate of the costs to obtain tenants, primarily leasing commissions, in each of the applicable markets. An asset or liability was recognized for acquired leases with favorable or unfavorable rents based on our best estimate of current market rents in each of the applicable markets. The recognition of value of existing investment management agreements was calculated by discounting future expected cash flows under these agreements. Our preliminary valuations of the intangible assets were based, in part, on a valuation prepared by an independent valuation firm.
Debt- The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities. In the case of publicly traded debt, the fair value was estimated based on available market data.
Noncontrolling interest- We estimated the portion of the fair value of the net assets of our consolidated subsidiaries that was owned by third parties.
Equity- We estimated the fair value of the pre-combination portion of AMB’s share-based compensation awards based on market data and, in the case of the stock options, we used a Black-Scholes model to estimate the fair value of these awards as of the Merger date. An adjustment was made to equity for the vested portion while the unvested portion will be expensed over the remaining service period.
Pro forma Information
The following unaudited pro forma financial information presents our results as though the Merger and the acquisition of PEPR had been consummated as of January 1, 2010, as well as the June 2011 Equity Offering that was used to fund the PEPR acquisition. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Merger and also does not include any merger and integration expenses. The results for the three and six months ended June 30, 2011 include approximately one month of actual results for both the Merger and the PEPR acquisition and pro forma adjustments for two and five months, respectively. Actual results included rental income and rental expenses of the acquired properties of $84.7 million and $19.6 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands)	2011	2010	2011	2010

Total revenues	$505,023	$461,170	$992,563	$925,620
Net loss attributable to common stock	$(59,172)	$(47,707)	$(110,512)	$(169,390)
Net loss per share attributable to common stock — basic	$(0.13)	$(0.11)	$(0.24)	$(0.41)
Net loss per share attributable to common stock — diluted	$(0.13)	$(0.11)	$(0.24)	$(0.41)

These results include certain adjustments, primarily decreased revenues resulting from the amortization of the asset or liability from the acquired leases with favorable or unfavorable rents relative to estimated market rents and amortization of acquired management contracts, increased depreciation and amortization expense resulting from the adjustment of real estate assets to estimated fair value and recognition of intangible assets related to in-place leases, and decreased interest expense due to the accretion of the fair value adjustment of debt.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
3. Real Estate
Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	June 30,	December 31,
	2011 (1)	2010

Industrial portfolio (2):
Improved land	$5,035,181	$2,527,972
Buildings and improvements	17,594,674	8,186,827
Development portfolio, including cost of land (3)	632,196	365,362
Land (4)	2,033,725	1,533,611
Other real estate investments (5)	452,978	265,869

Total investments in real estate properties	25,748,754	12,879,641
Less accumulated depreciation	1,764,289	1,595,678

Net investments in properties	$23,984,465	$11,283,963

(1)	Included in the balances at June 30, 2011 are the real estate properties acquired in connection with the acquisition of PEPR and the Merger. See Note 2 for further details.

(2)	At June 30, 2011 and December 31, 2010, we had 1,898 and 985 industrial properties consisting of 302.3 million square feet and 168.5 million square feet, respectively. Of the properties owned at June 30, 2011, 685 properties consisting of 81.1 million square feet were acquired in the Merger and 232 properties consisting of 53.0 million square feet were acquired in the PEPR acquisition.

(3)	At June 30, 2011 the development portfolio consisted of 23 properties aggregating 8.6 million square feet under development and 5 properties aggregating 1.5 million square feet of pre-stabilized completed properties. Of these properties, 13 properties consisting of 3.7 million square feet were acquired in the Merger. At December 31, 2010, 14 properties aggregating 4.9 million square feet were under development. Our total expected investment upon completion of the development portfolio at June 30, 2011 was $1.1 billion, including land, development and leasing costs.

(4)	Land consisted of 10,921 acres at June 30, 2011, of which 2,257 acres were acquired in the Merger, and 8,990 acres at December 31, 2010.

(5)	Included in other investments are: (i) land subject to ground leases; (ii) parking lots; (iii) certain mixed-use properties and office buildings available for lease; (iv) our corporate office buildings, which we occupy; (v) certain infrastructure costs related to projects we are developing on behalf of others; (vi) costs incurred related to future development projects, including purchase options on land; and (vii) earnest money deposits associated with potential acquisitions.
At June 30, 2011, excluding our assets held for sale, we owned real estate properties in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and Singapore).
During the three and six months ended June 30, 2011, we recognized Net Gains on Acquisitions and Dispositions of Investments in Real Estate in continuing operations of $102.5 million and $106.3 million, respectively, principally related to the recognition of an $85.9 million gain from the consolidation of PEPR (See Note 2) and a $13.5 million gain from the acquisition of a controlling interest in a joint venture in Japan.
When we contribute real estate properties to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. Due to our continuing involvement through our ownership in the unconsolidated investee, these dispositions are not included in discontinued operations. See Note 7 for further discussion of properties we sold to third parties that are reported in discontinued operations.
During the six months ended June 30, 2011, we recognized a $5.6 million charge for estimated repairs related primarily to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011. This charge was included in Interest and Other Income (Expense), Net on the Consolidated Statements of Operations.
4. Unconsolidated Investees
Summary of Investments
Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	June 30,	December 31,
	2011	2010

Unconsolidated property funds	$2,606,689	$1,890,016
Other unconsolidated investees	405,455	134,645

Totals	$3,012,144	$2,024,661

Unconsolidated Property Funds
As of June 30, 2011 we had investments in 16 unconsolidated property funds that own portfolios of operating industrial properties and may also develop properties. We earn fees for acting as manager of the property funds and the properties they own. We may earn fees by providing other services including, but not limited to, leasing, construction, development and financing. We may also earn incentive performance returns based on the investors’ returns over a specified period.
Summarized information regarding our investments in the unconsolidated property funds is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Earnings (loss) from unconsolidated property funds:
Americas	$2,004	$(5,385)	$4,626	$(8,199)
Europe	5,680	5,134	14,772	13,663
Asia	960	207	1,169	386

Total earnings from unconsolidated property funds, net	$8,644	$(44)	$20,567	$5,850

Private capital revenue:
Americas	$13,573	$14,712	$26,114	$29,088
Europe	13,806	12,372	27,131	25,267
Asia	2,343	187	2,536	376

Total private capital revenue	29,722	27,271	55,781	54,731
Development management and other income — Europe	4,042	—	5,943	—

Total	$33,764	$27,271	$61,724	$54,731

Private capital revenues include fees and incentives we earn for services provided to our unconsolidated property funds (shown above), as well as fees earned from other investees and third parties of $2.6 million and $3.8 million during the three and six months ended June 30, 2011, respectively and $1.0 million and $2.2 million for the three and six months ended June 30, 2010, respectively.
Information about our investments in the unconsolidated property funds is as follows (dollars in thousands):

	Weighted Average		Investment in and
	Ownership Percentage		Advances to
	June 30,	December 31,	June 30,	December 31,
Unconsolidated property funds by region	2011	2010	2011 (1)	2010

Americas (2)	29.2%	28.5%	$1,588,381	$936,369
Europe (3)	31.3%	31.3%	720,933	936,931
Asia (4)	19.6%	20.0%	297,375	16,716

Totals	28.5%	29.8%	$2,606,689	$1,890,016

(1)	Investments at June 30, 2011 include those acquired in connection with the Merger, offset by PEPR, which was an unconsolidated property fund and is now reflected on a consolidated basis (see Note 2 for more details).

(2)	We acquired investments in three property funds through the Merger. In addition, we recognized an impairment associated with our investment in one property fund as discussed below.

(3)	We acquired investments in two property funds through the Merger, offset by the consolidation of PEPR.

(4)	We acquired investments in a property fund in each of China and Japan through the Merger.
During the three months ended June 30, 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in property funds. This included one investment in the U.S., Prologis North American Industrial Fund III, where our carrying value exceeded the fair value. The property fund has not had the same appreciation in value in its portfolio that we have experienced in our consolidated portfolio and in several of our other property funds. Based on the duration of time that the value of our investment has been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believe the decline to be temporary. Also included was our investment in a property fund in South Korea that we sold to our fund partner in July 2011. We had previously recognized an impairment associated with this investment due to the decline in value that we believed to be other than temporary.
Equity Commitments Related to Certain Unconsolidated Property Funds

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Certain unconsolidated property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash. Our fund partners fulfill their equity commitment with cash. We are committed to offer to contribute substantially all of the properties that we develop and stabilize in select markets in Europe and Mexico to these respective funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the property funds, our liquidity needs and other factors, we may make contributions of properties to these property funds through the remaining commitment period.
The following table is a summary of remaining equity commitments as of June 30, 2011(in millions):

	Equity	Expiration date for remaining
	commitments	commitments

Prologis Targeted U.S. Logistics Fund
Prologis	$—	December 2013
Fund Partners	$177.0

Prologis Brazil Logistics Partners Fund 1 (1)
Prologis	$96.2	December 2013
Fund Partner	$288.6

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Fund Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$101.5	February 2014
Fund Partner	$580.1

Prologis China Logistics Venture 1
Prologis	$73.8	March 2015
Fund Partner	$418.2

Total
Prologis	$296.1
Fund Partners	$1,562.0

(1)	Equity commitments are denominated in Brazilian real and our share represents our indirect ownership of 25%.

(2)	We expect the property fund to use these capital contributions to repay outstanding debt during 2011.

(3)	Equity commitments are denominated in euro.
In addition to the funds listed above, we also have a consolidated property fund in Mexico, Prologis Mexico Fondo Logistico to which we have an equity commitment of $60.0 million and our fund partners have an equity commitment of $240.1 million. If we contribute a property to a consolidated property fund, the property is still reflected in our Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties.
Summarized financial information of the unconsolidated property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

2011(1)	Americas	Europe	Asia	Total

For the three months ended June 30, 2011:
Revenues	$195.1	$169.4	$15.1	$379.6
Net earnings (loss)	$(15.4)	$17.3	$3.5	$5.4
For the six months ended June 30, 2011:
Revenues	$368.4	$359.8	$18.1	$746.3
Net earnings (loss)	$(29.9)	$37.8	$4.6	$12.5
As of June 30, 2011:
Total assets	$11,545.5	$6,274.4	$3,187.5	$21,007.4
Amounts due to (from) us (2)	$109.9	$(18.9)	$18.4	$109.4
Third party debt (3)	$6,023.1	$2,257.2	$979.5	$9,259.8
Total liabilities and noncontrolling interest	$6,461.8	$2,665.9	$1,107.0	$10,234.7
Fund partners’ equity	$5,083.7	$3,608.5	$2,080.5	$10,772.7
Our weighted average ownership (4)	29.2%	31.3%	19.6%	28.5%
Our investment balance (5)	$1,588.4	$720.9	$297.4	$2,606.7
Deferred gains, net of amortization (6)	$231.8	$187.7	$—	$419.5

2010	Americas	Europe	Asia	Total

For the three months ended June 30, 2010:
Revenues	$199.3	$169.5	$2.8	$371.6
Net earnings (loss)	$(33.2)	$6.7	$1.0	$(25.5)
For the six months ended June 30, 2010:
Revenues	$401.1	$356.2	$5.7	$763.0
Net earnings (loss) (7)	$(57.3)	$23.2	$1.9	$(32.2)
As of December 31, 2010:
Total assets	$8,082.2	$8,176.7	$127.3	$16,386.2
Amounts due to (from) us (2)	$117.3	$(5.9)	$0.2	$111.6
Third party debt (3)	$4,196.2	$3,476.8	$49.2	$7,722.2
Total liabilities and noncontrolling interest	$4,529.8	$4,137.6	$52.9	$8,720.3
Fund partners’ equity	$3,552.4	$4,039.1	$74.4	$7,665.9
Our weighted average ownership (4)	28.5%	31.3%	20.0%	29.8%
Our investment balance (5)	$936.4	$936.9	$16.7	$1,890.0
Deferred gains, net of amortization (6)	$235.1	$297.1	$—	$532.2

(1)	Amounts include approximately one month of activity in the three and six months ended June 30, 2011 from the investments acquired through the Merger and approximately two months of activity for PEPR while accounted for on the equity method.

(2)	As of both June 30, 2011 and December 31, 2010, we had notes receivable outstanding aggregating $21.4 million from one property fund. We also have a note receivable from another property fund that is secured by real estate and is included in Notes Receivable Backed by Real Estate (see Note 5). The remaining amounts represent current balances from services provided by us to the property funds.

(3)	As of June 30, 2011 and December 31, 2010, we had not generally guaranteed the third party debt of the property funds. We have pledged direct owned properties, with an undepreciated cost of $274.4 million, to serve as additional collateral for the secured mortgage loan of one property fund payable to an affiliate of our fund partner.

(4)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our ownership interest in the property fund’s equity and our investment balance results principally from: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund; (iii) advances to the property fund; and (iv) the fair value adjustment we made to our investment in connection with the Merger.

(6)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

(7)	In 2010, there were net losses of $11.9 million associated with interest rate contracts that no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recognized within earnings, along with the gain or loss upon settlement. All derivatives were settled in 2010, therefore, there is no impact in 2011. Also included in net earnings (loss) in the Americas is a loss of $12.4 million for both the three and six months ended June 30, 2010 due to the impairment on an operating building in one of the property funds.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Other unconsolidated investees
In connection with the Merger, we acquired several investments in joint ventures that own industrial and retail properties, perform development activity and hold a mortgage debt investment. We also had investments in entities that owned non-core properties, which were disposed of in late 2010 and in the first half of 2011.
Our investments in and advances to these entities was as follows (in thousands):

	June 30,	December 31,
	2011	2010

Americas	$324,703	$17,508
Europe	50,846	49,857
Asia (1)	29,906	67,280

Total investments in and advances to unconsolidated investees	$405,455	$134,645

(1)	In April 2011, we acquired the remaining interest in a joint venture that owned one property in Japan. As a result, we marked our ownership interest to fair value, resulting in a gain of $13.5 million and we now report the property on a consolidated basis.
5. Notes Receivable Backed by Real Estate
The activity on the notes receivable backed by real estate for the six months ended June 30, 2011 is as follows (in thousands):

			ProLogis
			NAIF II
	$188 million	$55 million	Secured
	Preferred	Preferred	Mortgage
	Equity	Equity	Receivable	Other Notes
	Interest	Interest (1)	(2)	Receivable	Total

Balance as of December 31, 2010	$189,550	$—	$81,540	$31,054	$302,144
Investment	—	55,000	—	—	55,000
Principal payment received	—	—	(2,676)	—	(2,676)
Accrued interest, net of interest payments received	1,668	959	—	—	2,627
Impact of changes in foreign currency exchange rates	—	—	—	2,133	2,133

Balance as of June 30, 2011	$191,218	$55,959	$78,864	$33,187	$359,228

(1)	In the first quarter of 2011, we completed the sale of a portfolio of retail, mixed-use and other non-core assets to a third party. As part of the transaction, we invested approximately $55 million in a preferred equity interest in a subsidiary of the buyer. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% for the fifth year. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion.

(2)	During the first quarter of 2011, one of the properties securing this note was sold and the proceeds were used to pay down the balance on the note. As of June 30, 2011 this note is secured by 12 properties.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. Other Assets and Other Liabilities:
Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of June 30, (in thousands):

	2011	2010

Lease intangible assets	$340,527	$116,993
Straight-line rent assets	144,372	112,284
Investment management contracts	139,090	24,066
Prepaid assets	124,377	52,272
Value added tax and other tax receivables	107,943	72,289
Goodwill	32,760	32,760
Other	191,077	182,750

Totals	$1,080,146	$593,414

Other liabilities consisted of the following, net of amortization, if applicable, as of June 30, (in thousands):

	2011	2010

Deferred income taxes	$593,106	$90,471
Tenant security deposits	149,785	71,982
Value added tax and other tax liabilities	119,818	80,188
Unearned rent	120,020	36,776
Deferred income	50,988	53,931
Lease intangible liabilities	39,709	737
Other	166,496	133,913

Totals	$1,239,922	$467,998

Included in the balances of Other Assets and Other Liabilities as of June 30, 2011 are the preliminary purchase price allocations for the Merger and the PEPR acquisition. See Note 2.
7. Assets Held for Sale and Discontinued Operations
Held for Sale
As of June 30, 2011, we had seven land parcels and eight operating properties that met the criteria as held for sale. Due to a pending sale on seven of the operating properties, we recorded an impairment charge of $2.7 million in the three months ended June 30, 2011, which is included in discontinued operations.
Discontinued Operations
During the six months ended June 30, 2011, we disposed of 38 non-development properties aggregating 2.8 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2010. During all of 2010, we disposed of land subject to ground leases and 205 properties aggregating 25.4 million square feet to third parties, two of which were development properties.
The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.
Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Rental income	$2,959	$42,044	$12,913	$85,332
Rental expenses	12	(11,306)	(3,368)	(22,968)
Depreciation and amortization	(19)	(10,616)	(475)	(21,790)

Income attributable to disposed properties	2,952	20,122	9,070	40,574
Net gains recognized on dispositions	10,834	979	14,710	9,978
Impairment charges	(2,659)	—	(2,659)
Income tax on dispositions	—	—	(1,916)	(851)

Total discontinued operations	$11,127	$21,101	$19,205	$49,701

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations (dollars in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Number of properties	5	1	38	9
Net proceeds from dispositions	$176,213	$3,753	$567,990	$17,441
Net gains from dispositions	$10,834	$979	$14,710	$9,978

8. Debt
The REIT itself does not issue any indebtedness. All debt is held directly or indirectly by the Operating Partnership. Generally unsecured debt, including the credit facilities, senior notes, exchangeable senior notes, and unsecured term loans that are issued by the Operating Partnership or other wholly owned subsidiaries are guaranteed by the REIT. We generally do not guarantee the debt issued by consolidated subsidiaries in which we own less than 100%.
Our debt consisted of the following (dollars in thousands):

	June 30, 2011		December 31, 2010
			Weighted
	Weighted Average	Amount	Average Interest	Amount
	Interest Rate (1)	Outstanding (1)	Rate	Outstanding

Credit Facilities	2.24%	$802,880	3.53%	$520,141
Senior notes	5.74%	4,803,441	6.63%	3,195,724
Exchangeable senior notes (2)	4.90%	1,475,689	4.90%	1,521,568
Secured mortgage debt (3)	4.68%	1,681,361	5.67%	1,223,312
Secured mortgage debt of consolidated investees (4)	4.36%	1,798,500	5.56%	26,417
Other debt of consolidated investees (5)	5.32%	1,156,430	—	—
Other debt (6)	2.46%	401,651	6.48%	18,867

Totals	4.90%	$12,119,952	5.79%	$6,506,029

(1)	Included in the balances at June 30, 2011 was debt assumed in connection with the Merger and acquisition of PEPR (see Note 2 for more details). The weighted average interest rate represents the interest rate including amortization of related premiums/discounts. Includes $4.3 billion of principal borrowings denominated in euros, Japanese yen, British pound sterling, Singapore dollar and Canadian dollar.

(2)	The interest rates include the impact of amortization of the non-cash discount related to these notes. The weighted average coupon interest rate was 2.6% as of June 30, 2011 and December 31, 2010.

(3)	The debt is secured by 217 real estate properties with an aggregate undepreciated cost of $4.0 billion at June 30, 2011.

(4)	The debt is secured by 204 real estate properties with an aggregate undepreciated cost of $3.3 billion at June 30, 2011.

(5)	This debt includes $54.9 million on a $70 million credit facility obtained by a consolidated investee. This debt also includes €523.2 million ($744.8 million at June 30, 2011) of Eurobonds and €250.6 million ($356.7 million at June 30, 2011) of unsecured credit facilities acquired with PEPR.

(6)	The debt includes $18.6 million of assessments bonds and $383.1 million of corporate term loans.
During the six months ended June 30, 2010, we repurchased certain senior and exchangeable senior notes outstanding with maturities in 2012 and 2013. We utilized proceeds from borrowings under the credit facilities to repurchase the senior notes. In addition, in 2010 we repaid certain secured mortgage debt in connection with the sale of a property in Japan. The activity is summarized as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010

Original principal amount	$—	$1,207,258
Cash purchase / repayment price	$—	$1,190,463
Loss on early extinguishment of debt (1)	$—	$(46,658)

(1)	Represents the difference between the recorded debt (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Credit Facilities
On June 3, 2011, we entered into a global senior credit facility (“Global Facility”), pursuant to which, the Operating Partnership and certain subsidiaries may obtain loans and/or procure the issuance of letters of credit in various currencies on a revolving basis in an aggregate amount not to exceed approximately $1.75 billion (subject to currency fluctuations). Funds may be drawn in U.S. dollars, euros, Japanese yen, British pound sterling and Canadian dollars. We may increase the Global Facility to $2.75 billion, subject to obtaining additional lender commitments.
The Global Facility is scheduled to mature on June 3, 2015, but the Operating Partnership may, at its option and subject to the satisfaction of certain conditions and payment of an extension fee, extend the maturity date of the Global Facility to June 3, 2016. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).
In addition, on June 3, 2011, we entered into a ¥36.5 billion (approximately $453.8 million at June 30, 2011) yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $702.5 million at June 30, 2011) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.
We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.
Commitments and availability under our Credit Facilities as of June 30, 2011 were as follows (dollars in millions):

Aggregate — commitments	$2,211.8
Less:
Borrowings outstanding	800.6
Outstanding letters of credit	95.4

Current availability	$1,315.8

Senior Notes
In June 2011, we completed an exchange offer for $4.6 billion of ProLogis senior notes and exchangeable senior notes, with approximately $4.4 billion, or 95 percent, of the aggregate principal amount being validly tendered for exchange. The senior unsecured notes were exchanged for notes issued by the Operating Partnership that are guaranteed by the REIT. As a result of the exchange offer, we have no separate remaining financial reporting obligations or financial covenants associated with the ProLogis senior notes. All other terms of the newly issued senior notes and exchangeable notes remain substantially the same.
Exchangeable Senior Notes
In connection with the Merger and the exchange offer discussed above, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes has changed and, we are now required to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. The fair value of the derivative instrument of $62.5 million at the time of the Merger, was reclassified into Accounts Payable and Accrued Expenses from Debt in our Consolidated Balance Sheet. At each reporting period, we will adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign currency exchange and derivative gains (losses), net. We recognized a non-cash loss of $9.7 million since the Merger.
Secured Mortgage Debt
TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2011, we issued a ¥13.0 billion ($161.3 million) TMK bond on March 17, 2011 at 1.34% due March 2018 secured by one property with an undepreciated cost of $261.3 million at June 30, 2011. In addition, we assumed five secured mortgage notes and two additional TMK bonds with the Merger with an outstanding balance of $65.1 million and ¥13.5 billion ($168.2 million), respectively, secured by seven properties with an undepreciated cost of $429.8 million at June 30, 2011.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Other Debt
As of June 30, 2011, we had two outstanding term loans that we assumed in connection with the Merger, a Japanese Yen term loan with an outstanding balance of ¥12.8 billion ($158.9 million at June 30, 2011) that matures in October 2012 with a weighted average interest rate of 3.4%, and a €157.5 million ($224.2 million at June 30, 2011) senior unsecured term loan with a weighted average interest rate of 3.2% that matures in November 2015.
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Credit Facilities and other debt, for the remainder of 2011 and for each of the years in the five-year period ending December 31, 2016 and thereafter are as follows (in thousands):

		Consolidated	Total
	Wholly Owned	Investees	Consolidated

2011 (1)	$52,329	$95,346	$147,675
2012 (1) (2)	992,466	831,707	1,824,173
2013 (2) (3)	1,015,512	685,723	1,701,235
2014	664,956	1,219,135	1,884,091
2015	1,142,201	19,541	1,161,742
2016	898,896	41,348	940,244
Thereafter	3,570,814	4,780	3,575,594

Total principal due	8,337,174	2,897,580	11,234,754
Premium (discount), net	24,968	57,350	82,318

Net carrying balance	$8,362,142	$2,954,930	$11,317,072

(1)	We expect to repay the amounts maturing in 2011 and 2012 with borrowings under our Credit Facilities or with proceeds from the disposition of non-strategic real estate properties. The maturities in 2012 in our consolidated but not wholly owned subsidiaries include $405.0 million of unsecured credit facilities and $426.7 million of secured borrowings, which we expect to pay either by issuing new debt, with proceeds from asset sales or equity contributions to the funds.

(2)	The maturities in 2012 and 2013 include $593.0 million and $527.9 million, respectively, of aggregate principal amounts of the exchangeable senior notes originally issued in 2007 and 2008, based on the year in which the holders first have the right to require us to repurchase their notes for cash.

(3)	The exchangeable senior notes originally issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to exchange their notes in November 2012, which we may settle in cash or common stock, at our option.
Debt Covenants
Our debt agreements contain various covenants, including maintenance of specified financial ratios. We believe the covenants are customary and we were in compliance with all covenants as of June 30, 2011.
9. Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership
Common Stock
In connection with the Merger, holders of ProLogis common shares received 0.4464 of a newly issued share of AMB common stock, ProLogis became a subsidiary of AMB and AMB changed its name to Prologis, Inc. Because ProLogis was the accounting acquirer (as discussed earlier), the historical ProLogis shares outstanding were adjusted by the Merger exchange ratio and restated to 254.5 million shares at January 1, 2011. As of the Merger date, 169.6 million shares were added to reflect the outstanding shares of common stock of AMB. In addition, in late June we issued 34.5 million shares of common stock generating net proceeds of $1.1 billion. As of June 30, 2011, we had 458.9 million shares of common stock outstanding.
Operating Partnership
For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties own common limited partnership units that make up 0.45% of the common partnership units.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Preferred Stock
Upon completion of the Merger, each outstanding Series C, F and G Cumulative Redeemable Preferred Share of beneficial interest in ProLogis was exchanged for a newly issued share of Cumulative Redeemable Preferred Stock, Series Q, R and S, respectively. We had the following preferred stock issued and outstanding (in thousands, except per share and par value data):

	June 30,	December 31,
	2011	2010

Series L Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	$49,100	$—
Series M Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,300 shares	57,500	—
Series O Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 3,000 shares	75,300	—
Series P Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	50,300	—
Series Q Preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares	100,000	100,000
Series R Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000
Series S Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000

Total preferred stock	$582,200	$350,000

The holders of the preferred stock have preference rights with respect to distributions and liquidation over the common stock and certain rights in the case of arrearage. Holders of the preferred stock are not entitled to vote on any matters, except under certain limited circumstances. At June 30, 2011, there were no dividends in arrears. The series L, M, O, R and S preferred stock are redeemable solely at our option, in whole or in part. The series P and Q preferred stock will be redeemable at our option on and after August 25, 2011, and November 13, 2026, respectively.
10. Merger, Acquisition and Other Integration Expenses
In connection with the Merger, we have incurred and expect to incur additional significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. The costs that were obligations of AMB and expensed pre-merger are not included in our Consolidated Financial Statements. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR and the reduction in workforce charges associated with dispositions made in 2011. The following is a breakdown of the costs incurred during the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011

Professional fees	$39,308	$41,489
Termination, severance and employee costs	30,530	34,337
Office closure, travel and other costs	22,345	22,345
Write-off of deferred loan costs	10,869	10,869

Total	$103,052	$109,040

11. Long-Term Compensation
Under its incentive plans, ProLogis had stock options and full value awards (restricted share units (“RSUs”) and performance share awards (“PSAs”)) outstanding as of the date the Merger was completed. Pursuant to the Merger, each outstanding stock award of ProLogis was converted into 0.4464 of a newly issued award of the REIT. Additionally, the exercise prices of stock options acquired and the grant date fair values of full value awards have been adjusted to reflect the conversion of the underlying award. Stock options, restricted stock and RSUs granted under AMB’s incentive plans were revalued pursuant to the Merger. The portion related to unvested awards will be amortized over the remaining service period.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Summary of Activity
The activity for the six months ended June 30, 2011, with respect to our stock options, was as follows:

	Options Outstanding
	Number of	Weighted Average	Options
	Options	Exercise Price	Exercisable

Balance at December 31, 2010	1,438,514	$66.89
AMB awards	9,052,566	30.66
Settled	(124,278)	71.64
Exercised	(18,678)	18.55
Forfeited	(58,317)	97.09

Balance at June 30, 2011	10,289,807	$34.87	8,278,170

The activity for the six months ended June 30, 2011, with respect to unvested restricted stock grants, was as follows:

	Number of	Weighted Average
	Shares	Original Value

Balance at December 31, 2010	—
AMB awards	1,228,944
Vested	(8,913)
Forfeited	(1,877)

Balance at June 30, 2011	1,218,154	$34.07

The activity for the six months ended June 30, 2011, with respect to our full value awards, was as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested

Balance at December 31, 2010	1,863,420
AMB awards	89,864
Granted	980,051
Settled	(149,053)
Distributed	(526,693)
Forfeited	(147,109)

Balance at June 30, 2011	2,110,480	$30.84	48,735

In 2011, we granted 674,050 RSUs and 280,525 target PSAs. The PSAs were granted to certain employees of the company, vest over three years and may be earned based on the attainment of certain individual and company goals for 2011. The ultimate number of PSAs that may be earned and issued to each employee can be between from 0 — 200% of their target award.
12. Noncontrolling Interests
Operating Partnership
We report noncontrolling interest related to several entities we consolidate but do not own 100% of the common equity. These entities include three real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of our common stock, generally at a rate of one share of common stock to one unit or into cash. The limited partnership units of two entities that were consolidated pre-merger are exchangeable at the Merger exchange ratio and have been reflected as such in our Consolidated Financial Statements.
In the aggregate, for all our consolidated investees in which we own less than 100% of the equity, we have recorded approximately $6.6 billion of investments in real estate properties and $3.0 billion of debt. PEPR (in which we own 92% of the common equity) represents $4.5 billion of the real estate properties and $2.2 billion of the debt. See further discussion in Note 2 related to PEPR.
REIT
The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of June 30, 2011, the REIT owned 99.55% of the common partnership units of the Operating Partnership.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The following is a summary of the noncontrolling interest (in thousands):

	June 30,	December 31,
	2011	2010

Partnerships with exchangeable units	$27,582	$11,189
Prologis Institutional Alliance Fund II	317,322	—
PEPR	130,336	—
Prologis-AMS	85,273	—
Other consolidated entities	94,399	3,943

Operating Partnership noncontrolling interest	654,912	15,132
Limited partners in the Operating Partnership	61,793	—

REIT noncontrolling interest	$716,705	$15,132

13. Earnings (Loss) Per Common Share / Unit
We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares of common stock/units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The following tables set forth the computation of basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011 (1)	2010 (1)	2011 (1)	2010 (1)

REIT
Net loss attributable to common shares	$(151,471)	$(23,150)	$(198,087)	$(114,279)

Weighted average common shares outstanding — Basic and Diluted	307,756	212,840	281,384	212,441

Net loss per share attributable to common shares — Basic and Diluted	$(0.49)	$(0.11)	$(0.70)	$(0.54)

Operating Partnership
Net loss attributable to common partnership units	$(151,471)	$(23,150)	$(198,087)	$(114,279)

Weighted average common partnership units outstanding — Basic and Diluted	308,389	212,840	281,702	212,441

Net loss per unit attributable to common unitholders — Basic and Diluted	$(0.49)	$(0.11)	$(0.70)	$(0.54)

(1)	In periods with a net loss, the inclusion of any incremental shares /units is anti-dilutive, and therefore, both basic and diluted shares/units are the same.
14. Financial Instruments and Fair Value Measurements
Derivative Financial Instruments
In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts. We may use foreign currency contracts, including forwards and options, to manage foreign currency exposure. We may use interest rate swaps or caps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading purposes. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be effective at offsetting the underlying risk.
Our use of derivatives does involve the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
All derivatives are recognized at fair value in our Consolidated Balance Sheets within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
designated as, and qualify as, hedging instruments. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. We reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.
For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements.
Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we have entered into interest rate swap and cap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We also have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We have entered into an interest rate cap agreement which allows us to receive variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. We had 44 interest rate swap contracts, including 34 contracts denominated in euro, 3 contracts denominated in British pound sterling and seven contracts denominated in Japanese yen, and one interest rate cap denominated in U.S. dollars, outstanding at June 30, 2011.
In connection with the Merger and the PEPR acquisition, we are party to interest rate swap contracts and an interest rate cap contract with combined notional amounts of $1.6 billion and $25.7 million outstanding at June 30, 2011, respectively, to fix the variable rate on certain indebtedness. We had $20.6 million and $1.4 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at June 30, 2011 and December 31, 2010, respectively.
There was no ineffectiveness recorded during the three and six months ended June 30, 2011 and 2010. The amount reclassified to interest expense for the three and six months ended June 30, 2011 and 2010, is not considered material
We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. For the next twelve months from June 30, 2011, we estimate that an additional $4.8 million will be reclassified as interest expense. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.
The following table summarizes the activity in our derivative instruments (in millions) for the six months ended June 30:

	2011		2010
	Interest	Interest	Interest	Interest
	Rate Swaps	Rate Caps	Rate Swaps	Rate Caps

Notional amounts at January 1	$268.1	$—	$157.7	$—
Acquired contracts (1)	1,337.3	25.7	—
Matured or expired contracts.	(9.6)		(44.6)

Notional amounts at June 30	$1,595.8	$25.7	$113.1	$—

(1)	To the extent these contracts previously qualified for hedge accounting, they were redesignated at the time of the Merger or PEPR acquisition to qualify for hedge accounting post merger and acquisition.
Fair Value Measurements
We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The fair value hierarchy consists of three broad levels, which are described below:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Fair Value Measurements on a Recurring and Non-recurring Basis
At June 30, 2011 and December 31, 2010, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.
Non-financial assets measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate assets and investments in and advances to unconsolidated investees that were subject to impairment charges. See Notes 3 and 4 for additional information related to inputs and valuation techniques used to measure these impairments. The real estate assets relate to our assets in South Korea, which are held for sale and were written down to estimated sales value less costs to sell. The investments relate to our investment in a property fund in South Korea that was sold in July and an investment in a U.S. property fund where our carrying value exceeded the fair value. The table below aggregates the fair value of these assets at June 30, 2011 by the levels in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total

Real estate assets	$—	$—	$51,511	$51,511
Investments in and advances to other unconsolidated investees	$—	$—	$44,863	$44,863

As result of the Merger and PEPR acquisition, we fair valued the tangible and intangible assets and liabilities as of the acquisition date using Level 1, Level 2, and Level 3 inputs. See Note 2 for discussion of our fair value assessment and inputs used in the preliminary purchase price allocation for the Merger and PEPR acquisition.
Fair Value of Financial Instruments
At June 30, 2011 and December 31, 2010, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
At June 30, 2011 and December 31, 2010, the fair value of our senior notes and exchangeable senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.
The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Credit Facilities	$802,880	$798,783	$520,141	$526,684
Senior notes	4,803,441	5,120,436	3,195,724	3,403,353
Exchangeable senior notes	1,475,689	1,649,240	1,521,568	1,591,976
Secured mortgage debt	1,681,361	1,764,209	1,223,312	1,294,331
Secured mortgage debt of consolidated investees	1,798,500	1,823,605	26,417	25,753
Other debt of consolidated investees	1,156,430	1,149,940	—	—
Other debt	401,651	400,896	18,867	17,995

Total debt	$12,119,952	$12,707,109	$6,506,029	$6,860,092

15. Business Segments
Our business strategy currently includes two operating segments, as follows:
•	Direct Owned — representing the direct long-term ownership of industrial operating properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
geographic location. Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development and land we own and lease to customers under ground leases. We own real estate in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore)
•	Private Capital — representing the long-term management of property funds and industrial joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures operating in the Americas, Europe and Asia that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of the unconsolidated investees and certain third parties.

We report the costs associated with our private capital segment for all periods presented in the line item Private Capital Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the property funds for certain expenses associated with managing these property funds.

Each investment in an unconsolidated property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the private capital segment are in the Americas (Brazil, Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China and Japan).
We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior year operating results to exclude the items presented as discontinued operations.
Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our Total Revenues; (ii) each reportable business segment’s net operating income from external customers to our Loss before Income Taxes; and (iii) each reportable business segment’s assets to our Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our Revenues, Loss before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Direct owned (1):
Americas	$201,247	$150,811	$357,286	$301,987
Europe	64,113	20,478	91,683	39,393
Asia	33,548	19,550	56,975	38,165

Total direct owned segment	298,908	190,839	505,944	379,545

Private capital (2):
Americas	19,740	10,303	37,801	22,988
Europe	23,689	18,272	48,601	39,697
Asia	4,916	559	6,402	971

Total private capital segment	48,345	29,134	92,804	63,656

Total segment revenue	347,253	219,973	598,748	443,201
Reconciling item (3)	(11,352)	(827)	(23,940)	(6,687)

Total revenues	$335,901	$219,146	$574,808	$436,514

Net operating income:
Direct owned (4):
Americas	$142,015	$107,363	$248,443	$214,515
Europe	44,233	10,407	59,902	18,241
Asia	25,894	14,331	42,881	27,559

Total direct owned segment	212,142	132,101	351,226	260,315

Private capital (2)(5):
Americas	12,514	3,688	23,818	9,779
Europe	19,752	15,119	41,143	32,962
Asia	4,484	396	5,696	665

Total private capital segment	36,750	19,203	70,657	43,406

Total segment net operating income	248,892	151,304	421,883	303,721
Reconciling items:
General and administrative expenses	(51,840)	(38,921)	(91,023)	(80,927)
Merger, acquisition and other integration expenses	(103,052)	—	(109,040)	—
Depreciation and amortization expense	(123,040)	(76,871)	(205,744)	(152,011)
Earnings from other unconsolidated investees, net	46	2,477	1,099	4,590
Interest and other income (expense), net	5,277	(1,737)	2,698	(1,909)
Interest expense	(113,059)	(118,920)	(203,621)	(228,899)
Impairment of other assets	(103,823)	—	(103,823)	—
Net gains on acquisitions and dispositions of investments in real estate	102,529	10,959	106,254	22,766
Foreign currency exchange and derivative losses, net	(10,255)	(7,206)	(8,881)	(3,518)
Gain (loss) on early extinguishment of debt, net	—	975	—	(46,658)

Total reconciling items	(397,217)	(229,244)	(612,081)	(486,566)

Loss before income taxes	$(148,325)	$(77,940)	$(190,198)	$(182,845)

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets:
Direct owned:
Americas	$14,192,651	$7,358,374
Europe	7,815,816	2,619,455
Asia	3,091,777	1,889,879

Total direct owned segment	25,100,244	11,867,708

Private Capital:
Americas	1,996,312	1,035,548
Europe	866,144	1,038,061
Asia	337,756	84,000

Total private capital segment	3,200,212	2,157,609

Total segment assets	28,300,456	14,025,317

Reconciling items:
Investments in and advances to other unconsolidated investees	93,335	6,987
Notes receivable backed by real estate	247,178	189,550
Assets held for sale	171,765	574,791
Cash and cash equivalents	260,893	37,634
Accounts receivable	60,879	68,388

Total reconciling items	834,050	877,350

Total assets	$29,134,506	$14,902,667

(1)	Includes rental income from our industrial properties and land subject to ground leases, as well as development management and other income, other than development fees earned for services provided to our unconsolidated investees, which are included in the private capital segment.

(2)	Includes management fees, development fees and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with dividends and interest earned on investments in preferred stock or debt securities of these unconsolidated investees. See Note 4 for more information on our unconsolidated investees.

(3)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, which we reflect in revenues of the private capital segment but are not presented as a component of Revenues in our Consolidated Statements of Operations.

(4)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.

(5)	Also includes the direct costs we incur to manage the unconsolidated investees and certain third parties and the properties they own that are presented as Private Capital Expenses in our Consolidated Statements of Operations.
16. Supplemental Cash Flow Information
During the six months ended June 30, 2011, we completed the Merger. See Note 2 for information on the assets and liabilities acquired.
During April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a joint venture that owned one property in Japan.
During the six months ended June 30, 2011 and 2010, we capitalized portions of the total cost of our share-based compensation awards of $3.1 million and $2.7 million, respectively, to the investment basis of our real estate or other assets.
In February 2010, we received $4.6 million of ownership interests in ProLogis North American Industrial Fund as a portion of our proceeds from the contribution of a property to this property fund.
The amount of interest paid in cash, net of amounts capitalized, during the six months ended June 30, 2011 and 2010 was $170.5 million and $169.8 million, respectively.
During the six months ended June 30, 2011 and 2010, cash paid for income taxes, net of refunds, was $9.4 million and $25.7 million, respectively.
17. Commitments and Contingencies
From time to time, we and our unconsolidated investees are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.

PROLOGIS, INC. AND PROLOGIS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Following the announcement of the proposed merger, several lawsuits were filed.
In April 2011, the parties reached agreements in principle to settle their lawsuits. All parties thereafter executed a Stipulation and Release dated as of July 27, 2011. The proposed settlement remains subject to approval by the Maryland Court following notice to a class of all shareholders who held ProLogis common shares at any time between January 30, 2011 and June 3, 2011, the date the Merger was consummated (which shareholders we refer to as the “Class”). Under the terms of the proposed settlement, we agreed to make certain supplemental disclosures in the definitive joint proxy statement/prospectus mailed to shareholders. We further agreed to pay the lawyers who filed the Maryland and Colorado actions attorneys’ fees and expenses in a cumulative amount up to $600,000, if and to the extent awarded by the Maryland Court, which amount has been accrued. If approved by the Maryland Court, the settlement will result in the dismissal of all pending merger litigation with prejudice (in both Colorado and Maryland) and in the release by the Class of all claims against us relating to the Merger.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Prologis, Inc.:
We have reviewed the accompanying consolidated balance sheet of Prologis Inc. and subsidiaries (the “Company”), formerly ProLogis and subsidiaries, as of June 30, 2011, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, the related consolidated statement of equity for the six-month period ended June 30, 2011, the related consolidated statements of comprehensive income (loss) for the six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
August 8, 2011

Report of Independent Registered Public Accounting Firm
The Partners
Prologis, L.P.:
We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”), formerly ProLogis and subsidiaries, as of June 30, 2011, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, the related consolidated statement of equity for the six-month period ended June 30, 2011, the related consolidated statements of comprehensive income (loss) for the six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Operating Partnership’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
August 8, 2011

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2010 Annual Report on Form 10-K and the ProLogis Annual Report on Form 10-K.
Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and the ProLogis 2010 Annual Report on Form 10-K. References to “we”, “us” and “our” refer to ProLogis and its consolidated subsidiaries prior to the Merger and to Prologis, Inc. and its consolidated subsidiaries following the Merger.
Management’s Overview
Prologis, Inc (the “REIT”) is a self-administered and self-managed real estate investment trust that owns, operates and develops real estate properties, primarily industrial properties, in the Americas, Europe and Asia (directly and through our consolidated and unconsolidated investees). The REIT is the sole general partner of Prologis L.P. (the “Operating Partnership”). As of June 30, 2011, the REIT owned an approximate 99.55% general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements. Our business is primarily driven by requirements for modern, well-located inventory space in global, regional and other distribution locations. Our focus on our customers’ needs has enabled us to become a leading global provider of industrial distribution properties.
On June 3, 2011, we completed a merger with AMB Property Corporation (“AMB”) in which ProLogis shareholders received 0.4464 shares of AMB common stock for each outstanding common share of beneficial interest in ProLogis (the “Merger”). In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. In addition in May 2011, we acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR acquisition”). As a result, our second quarter results for 2011 reflect approximately one month of the impact of the Merger and the PEPR acquisition. We have recorded the preliminary purchase price allocations in our June 30, 2011 Consolidated Balance Sheet. See Note 2 to the Consolidated Financial Statements in Item 1. As a result of the Merger and the PEPR acquisition, period to period comparisons may not provide as meaningful of information as if those transactions were reflected in both periods.
Our current business strategy includes two operating segments: Direct Owned and Private Capital. Our Direct Owned segment represents the direct long-term ownership of industrial properties. Our Private Capital segment represents the long-term management of property funds, other unconsolidated investees and the properties they own.
We generate revenues; earnings; net operating income, as defined below; and cash flows through our segments primarily as follows:
•	Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial properties in key distribution markets. Also included in this segment are industrial properties that are currently under development, land available for development and/or disposition and land subject to ground leases.

We earn rent from our customers, including reimbursements of certain operating costs, generally under long-term operating leases. The revenue from this segment has increased in 2011 from 2010 due to the Merger and PEPR acquisition, as well as the lease up and increased occupancy levels of our operating portfolio, primarily from our developed properties. We anticipate additional increases in occupied square feet to come from leases that have been signed, but where the space will not be occupied until future quarters. Our direct owned operating portfolio was 89.5% and 87.6% leased at June 30, 2011 and December 31, 2010, respectively, and 88.7% and 85.9% occupied at June 30, 2011 and December 31, 2010, respectively.

•	Private Capital Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of these and other entities. We provide services to these entities, which may include property management, asset management, leasing, acquisition, financing and development services. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period and we are reimbursed by the property funds for certain expenses associated with managing those property funds.

Summary of 2011
Prior to the completion of the Merger, our objectives for 2011 and beyond were to: (i) increase occupancy in our industrial portfolio; (ii) develop new industrial properties on our land; (iii) sell our non-core properties; and (iv) along with development, monetize our investment in land through dispositions to third parties as raw land or subsequent to the development of a building.
During the six months ended June 30, 2011, we completed the following significant activities:
•	Issued 34.5 million shares of common stock in a public offering at a price of $33.50 per share, generating approximately $1.1 billion in net proceeds (“2011 Equity Offering”) in late June 2011. We utilized the proceeds to fully repay debt under the bridge facility used to fund a portion of our acquisition of PEPR. The remainder of the proceeds were used to reduce debt under our credit facilities and for general corporate purposes.

•	We closed on the Merger on June 3, 2011 and completed the PEPR acquisition in May 2011. See Note 2 to our Consolidated Financial Statements in Item 1 for additional information on these transactions.

•	Entered into a new $1.75 billion global senior credit agreement with a syndicate of 20 banks (“Global Facility”) and terminated our existing global line of credit. We also amended a ¥36.5 billion ($454 million) revolving credit agreement with a syndicate of eight banks (“Revolver”), and together “Credit Facilities”. See additional discussion below.

•	Increased the leased percentage of our consolidated operating portfolio to 89.5% at June 30, 2011 as compared to 87.6% at December 31, 2010. This increase was due to the Merger and the PEPR Acquisition, as well as the additional leasing of 23.1 million square feet of space in 2011.

•	Commenced development on 6 properties aggregating 2.4 million square feet and utilizing land we owned and held for development. Five of these properties are in Europe, four of which were 100% pre-leased and one property is in Asia. In addition, we sold land parcels to third parties generating net proceeds of $32.7 million.

•	Generated aggregate proceeds of $594.4 million from the disposition of 38 properties to third parties, including the sale of the majority of our non-core assets for which we signed a definitive agreement in the fourth quarter of 2010, and the sale of two development properties to ProLogis European Properties Fund II (“PEPF II”) and one to a joint venture in Mexico. We used these proceeds to help fund our development activities.
As a result of the Merger, we have established four priorities:
•	first, to strengthen our financial position and to build one of the top three balance sheets in the industry;

•	second, to align our portfolio with our investment strategy while serving the needs of our customers;

•	third, to refine our private capital business and to position it for substantial growth; and

•	fourth, to build the most effective and efficient organization in the business, and become the employer of choice among top professionals interested in real estate as a career.
We expect to accomplish these objectives by:
•	strengthening our financial position by substantially reducing leverage, improving debt coverage ratios and keeping a staggered debt maturity profile;

•	maintaining a large stable pool of wholly owned operating properties in global and regional markets, predominantly focused in the U.S;

•	growing our private capital business through the establishment of new private capital funds or through our existing funds with our contribution of suitable properties; and

•	generating proceeds and reducing foreign currency exposure through non-strategic property dispositions, contributions to our property funds as discussed above and the issuance of equity as needed (as discussed above, we completed the 2011 Equity Offering in late June).
We have identified more than $90 million of merger cost synergies as compared to the combined expenses of AMB and ProLogis on a pre-merger bases. The merger cost synergies include gross G&A savings, reduced facility fees on our Credit Facilities and lower amortization of non real estate assets. We expect to realize the total amount of these cost synergies by year-end 2012.

Operational Outlook
We believe the global economic recovery is underway and the fundamentals of logistics real estate continue to improve. As such, we expect there to be an increase in demand for industrial real estate globally. We are seeing signs of increased customer interest, leasing velocity and net absorption of industrial space continues to be positive. While U.S. GDP growth came in lower than forecast in the first half of the year, the industrial market has outperformed, with 55 million square feet of net absorption of which 26 million square feet occurred in the second quarter, the strongest second quarter showing in three years. We believe net effective rents are trending upward in several markets, and as a result new development will occur on a select basis.
Looking ahead, we expect demand in the U.S. to continue to improve if the economic recovery continues. We continue to believe that record-low construction, when met by stronger demand, will drive the availability rate back down and that there will be a substantial improvement in net absorption in 2011.
Within Europe and Japan, we believe significant obsolescence and customers’ preference to lease, rather than own, facilities will continue to drive increased demand for industrial space. In addition in Japan, we expect to see demand for modern, class-A facilities continue to grow as a result of the significant earthquake last March, which has highlighted the need for safer environments with modern building standards. Demand in emerging markets where we have investments primarily through our property funds, such as Brazil and China remains strong.
In our total operating industrial portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method and including properties that were part of the Merger, we leased 67.8 million square feet of space during the six months ended June 30, 2011. Excluding the properties that were part of the Merger, we leased 119.4 million square feet of space during the year ended December 31, 2010. The effective rental rates on leases signed in our same store portfolio (as defined below) decreased by 6.1% in the second quarter and 8.9% in the first quarter when compared with the rental rates on the previous leases on that same space. The total operating portfolio was 90.7% occupied at June 30, 2011, as compared to 89.9% occupied at March 31, 2011, 90.6% occupied at December 31, 2010 and 89.3% occupied at September 30, 2010. Our existing customers renewed their leases 71.9% of the time during the six months ended June 30, 2011.
New speculative development has fallen to record-low levels worldwide during the past couple of years. We continue to experience a stable level of customer requests for build-to-suit proposals, since we believe much of the overall existing industry vacancy does not meet these customers’ distribution space requirements either due to size or functionality. During the six months ended June 30, 2011, in response to this emerging demand, we (including AMB pre-Merger) started development of 18 properties totaling 6.2 million square feet with a total expected investment of $641.1 million. As of June 30, 2011, we had 28 properties in our consolidated development portfolio, including 23 properties that were under development and 49.4% leased. These properties that were under development had a current investment of $561.2 million with an additional estimated $500.8 million of development and leasing costs remaining to be spent.
We plan to continue to take advantage of opportunities to develop new operating properties for long-term investment or to contribute to an unconsolidated property fund, primarily in our global and regional markets. In order to monetize our land holdings, we will also develop new operating properties in regional and other markets. Depending on the requirements of our fund partners and market conditions, we may contribute these properties to our property funds or sell the properties to third parties.
We also expect to develop new operating properties in some of our unconsolidated investees on land that we own and contribute to the property fund or on land that the property fund acquires. We expect this development to occur within our property funds or joint ventures particularly in China, Mexico and Brazil. As of June 30, 2011, the development portfolio of our unconsolidated investees included 10 properties that were 17.8% leased. These properties had a current investment of $68.3 million with an additional estimated $88.6 million of development and leasing costs remaining to be spent.

Results of Operations
Six Months Ended June 30, 2011 and 2010
Summary
The following table illustrates the net operating income for each of our segments, along with the reconciling items to Loss from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the six months ended June 30 (dollars in thousands):

	2011	2010

Net operating income — direct owned segment	$351,226	$260,315
Net operating income — private capital segment	70,657	43,406
Other:
General and administrative expenses	(91,023)	(80,927)
Merger, acquisition and other integration expenses	(109,040)	—
Depreciation and amortization expense	(205,744)	(152,011)
Earnings from unconsolidated investees, net	1,099	4,590
Interest and other income (expense), net	2,698	(1,909)
Interest expense	(203,621)	(228,899)
Impairment of other assets	(103,823)	—
Net gains on acquisitions and dispositions of investments in real estate	106,254	22,766
Foreign currency exchange and derivative losses, net	(8,881)	(3,518)
Loss on early extinguishment of debt, net	—	(46,658)
Income tax benefit (expense)	(12,798)	32,047

Loss from continuing operations	$(202,996)	$(150,798)

As discussed above, these results are historical ProLogis for the entire period and include the AMB results for approximately one month and the results of our investments in PEPR accounted for on the equity method for approximately two months and on a consolidated basis for approximately one month. See below and Notes 2 and 15 to our Consolidated Financial Statements in Item 1 for additional information regarding the impact of the Merger and the PEPR Acquisition and our segments and a reconciliation of net operating income to Loss Before Income Taxes.
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial properties that we own and consolidate. The size and occupied percentage of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is land we own and lease to customers under ground leases, development management and other income, offset by acquisition costs and land holding costs. As discussed earlier, we have included the rental income and expenses from the properties acquired as part of the Merger and PEPR acquisition for approximately one month in 2011. The results of properties that were sold to third parties are presented as Discontinued Operations in our Consolidated Financial Statements in Item 1 for all periods and therefore does not impact the segment results. The net operating income from the direct owned segment for the six months ended June 30, was as follows (in thousands):

	2011	2010

Rental and other income	$505,944	$379,545
Rental and other expenses	154,718	119,230

Total net operating income — direct owned segment	$351,226	$260,315

Our direct owned operating portfolio was as follows (square feet in thousands):

	Number of
	Properties	Square Feet	Leased %

June 30, 2011 (1)	1,898	302,315	89.5%
December 31, 2010 (2)	985	168,547	87.6%
June 30, 2010	1,187	192,714	84.8%

(1)	June 30, 2011 includes 917 properties with 134.1 million square feet that were acquired through the Merger and PEPR acquisition.

(2)	In the fourth quarter of 2010, we sold a portfolio of 182 properties with 23 million square feet to a third party.
The increases in rental income and rental expense in 2011 from 2010 are due primarily to the impact of the Merger and the PEPR acquisition, increased occupancy in our operating portfolio and the completion of new development properties. The results for 2011 include approximately one month of rental income and expenses of the acquired properties of $84.7 million and $19.6 million, respectively.
In our direct owned portfolio, we leased 23.1 million square feet for the six months ended June 30, 2011 compared to 26.9 million square feet for the six months ended June 30, 2010. As of June 30, 2011, our total direct owned industrial operating portfolio was 89.5% leased and 88.7% occupied, as compared with 87.6% leased and 85.9% occupied at December 31, 2010 and 84.8% leased and 82.7% occupied at June 30, 2010. The effective rental rates on leases signed in our same store portfolio (as defined below) decreased by 6.1% in the second quarter and 8.9% in the first quarter, when compared with the rental rates on the previous leases on that same space. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $104.1 million and $83.2 million for the six months ended June 30, 2011 and 2010, respectively.

Private Capital Segment
The net operating income of the private capital segment consists of: (i) earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain joint ventures; (ii) fees and incentives earned for services performed for our unconsolidated investees and certain third parties; and (iii) dividends and interest earned on investments in preferred stock or debt securities of our unconsolidated investees; offset by (iv) our direct costs of managing these entities and the properties they own.
The net earnings or losses of the unconsolidated investees may include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. In connection with the Merger, we recorded our investments in unconsolidated investees at fair value and will therefore have increased depreciation expense over what AMB recognized per-Merger.
The direct costs associated with our private capital segment totaled $22.1 million and $20.3 million for the six months ended June 30, 2011 and 2010, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations. These expenses include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees and certain third parties. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase is due to the increased private capital platform and infrastructure that was part of the Merger, offset with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR.
The net operating income from the private capital segment for the six months ended June 30 was as follows (in thousands):

	2011	2010

Unconsolidated property funds:
Americas (1)	$16,966	$7,681
Europe (2)	40,214	32,195
Asia (3)	3,000	455
Other (4)	10,477	3,075

Total net operating income — private capital segment	$70,657	$43,406

(1)	Represents the income earned by us from our investments in 10 property funds for each of the six months ended June 30, 2011 and 2010, respectively, offset by private capital expenses. In connection with the Merger, we added three investments in unconsolidated property funds in the Americas (with investments in the U.S., Mexico and Brazil). Our ownership interests ranged from 20.0% to 50.0% at June 30, 2011. These property funds on a combined basis, excluding ProLogis North American Properties Funds VI-VIII that were sold at the end of 2010, owned 1,054, 725 and 725 properties that were 92.5%, 92.1% and 91.7% occupied at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

(2)	Represents the income earned by us from our investments in three and two unconsolidated property funds for the six months ended June 30, 2011, and 2010, respectively, offset by private capital expenses. This includes PEPR through the date we began consolidating at the end of May 2011 and one investment in an unconsolidated property fund acquired through the Merger. We acquired an interest in another property fund through the Merger that has not made any real estate investments at this time. On a combined basis, these funds owned 274, 437 and 430 properties that were 93.3%, 93.6% and 93.2% occupied at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Our ownership interests in the property funds in Europe ranged from 15.0% to 36.9% at June 30, 2011. See further discussion on the PEPR acquisition in Note 2 to our Consolidated Financial Statements in Item 1.

(3)	Represents the income earned by us from our investments in three unconsolidated property funds for the six months ended June 30, 2011 and our 20% ownership interest in one property fund in South Korea at June 30, 2010, offset by private capital expenses. With the Merger we acquired an investment in an unconsolidated property fund in each of Japan and China. At June 30, 2011, December 31, 2010 and June 30, 2010, the unconsolidated property funds in Asia owned 38, 12 and 12 properties and were 96.5%, 100%, and 100% occupied, respectively.

(4)	Includes property management fees and our share of earnings from industrial joint ventures and other entities not included with the unconsolidated property funds above.
As of June 30, 2011, we had investments in four property funds that we consolidate, including PEPR and three investments acquired through the Merger. As these entities are consolidated, their results are included in our direct owned segment. See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.

Other Components of Income
General and Administrative (“G&A”) Expenses
G&A expenses for the six months ended June 30 consisted of the following (in thousands):

	2011	2010

Gross G&A expense	$148,604	$130,733
Reported as rental expense	(10,065)	$(9,833)
Reported as private capital expense	(22,148)	$(20,250)
Capitalized amounts	(25,368)	$(19,723)

Net G&A	$91,023	$80,927

The increase in G&A expenses is due primarily to the Merger and the larger infrastructure associated with our larger company.
Merger, Acquisition and Integration Expenses
In connection with the Merger, we have incurred and expect to incur additional significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. The costs that were obligations of AMB and expensed pre-merger are not included in our Consolidated Financial Statements. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR and the reduction in workforce charges associated with dispositions made in 2011. The following is a breakdown of the costs incurred during the six months ended June 30 (in thousands):

2011

Professional fees	$41,489
Termination, severance and employee costs	34,337
Office closure, travel and other costs	22,345
Write-off of deferred loan costs	10,869

Total	$109,040

The majority of the costs incurred during the six months ended June 30, 2011 were incurred during the second quarter when the Merger and the PEPR acquisition were completed.
Depreciation and Amortization
Depreciation and amortization expenses were $205.7 million and $152.0 million for the six months ended June 30, 2011 and 2010, respectively. The increase is due to one month of depreciation and amortization expense on the additional properties acquired in the Merger and PEPR acquisition, as well as the leasing and stabilization of properties that we have developed.
Interest Expense
Interest expense for the six months ended June 30 included the following components (in thousands):

	2011	2010

Gross interest expense	$201,759	$218,234
Amortization of discount, net	12,908	27,532
Amortization of deferred loan costs	12,761	13,917

Interest expense before capitalization	227,428	259,683
Capitalized amounts	(23,807)	(30,784)

Net interest expense	$203,621	$228,899

Gross interest expense decreased in 2011 from 2010 due primarily to lower debt levels outstanding during the periods. Our outstanding debt decreased due to repayments and repurchases with proceeds from asset sales and our November 2010 equity offering. We reduced our outstanding debt from $8.0 billion at December 31, 2009 to $6.5 billion at December 31, 2010.
In connection with the Merger and the PEPR acquisition, we increased our debt to $12.1 billion at June 30, 2011. The six months ended June 30, 2011 include approximately one month of interest expense resulting from the Merger and increased interest expense from the PEPR acquisition (both the interest incurred to fund the $1.0 billion acquisition of the PEPR units, as well as approximately one month of increased interest expense from the consolidation of PEPR).
The decrease in capitalized amounts in 2011 from 2010 was due to less development activity during this period and the stabilization of previously developed properties. Our weighted average effective interest rate (including amortization of deferred loan costs) was 6.05% and 6.44% for the six month period ended June 30, 2011 and 2010, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities, which we expect will increase subsequent to the Merger. See Notes 2 and 7 to our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.
Net Gains on Acquisitions and Dispositions of Investments in Real Estate
We recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $106.3 million during the six months ended June 30, 2011. This included gains recognized in the second quarter related to the PEPR acquisition ($85.9 million) and the acquisition of our partner’s interest in a joint venture in Japan ($13.5 million). The gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities. See Note 4 to our Consolidated Financial Statements in Item 1 for more information.
Impairment of Other Assets
During the three months ended June 30, 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated property funds. This included one investment in the U.S.,(Prologis North American Industrial Fund III) where our carrying value exceeded the fair value. The property fund has not had the same appreciation in value in its portfolio that we have experienced in our consolidated portfolio and in several of our other property funds. Based on the duration of time that the value of our investment has been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believe the decline to be temporary. Also, included was our investment in a property fund in South Korea that we sold to our fund partner in July 2011.
Other Expenses, Net
During the six months ended June 30, 2011, we recognized a $5.6 million charge related primarily to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011.
Loss on Early Extinguishment of Debt
During the six months ended June 30, 2010, in connection with our initiatives to reduce debt and smooth debt maturities, we purchased portions of several series of senior notes and senior convertible notes outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of $46.7 million losses, primarily in the first quarter of 2010. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related deferred loan costs) and the consideration we paid to retire the debt, including fees. See Note 8 to our Consolidated Financial Statements in Item 1 for more information regarding our debt repurchases.
Income Tax Expense
During the six months ended June 30, 2011 and 2010, our current income tax expense was $11.8 million and $10.4 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.
In 2011 and 2010, we recognized a net deferred tax expense of $1.0 million and a net deferred tax benefit of $42.4 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. The benefit recognized in 2010 related to the conversion of two of our European management companies to taxable entities. This conversion created an asset for tax purposes that will be utilized against future taxable income as it is amortized.
Discontinued Operations
Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately in our Consolidated Financial Statements in Item 1.
In 2011, we disposed of land subject to ground leases and 38 non-development properties aggregating 2.8 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2010. The net gains on disposition of these properties, net of taxes, are reflected in discontinued operations, along with the results of operations of these properties for all periods presented. During all of 2010, we disposed of land subject to ground leases and 205 properties aggregating 25.4 million square feet to third parties.
As of June 30, 2011, we had seven land parcels and eight operating properties that met the criteria to be reflected as held for sale, including the real estate investment balances and the related assets and liabilities.
See Note 7 to our Consolidated Financial Statements in Item 1.
Net Earnings (Loss) Attributable to Noncontrolling Interests
For all periods presented, this amount represents the amount of earnings or loss that is attributable to the third party ownership interest in the consolidated entities for which we do not own 100% of the equity. In the Consolidated Statements of Operations for the Operating Partnership,

this represents only our partners’ share of the consolidated property funds and joint ventures. In the Consolidated Statements for the Parent Company, this also includes the limited partnership units in the Operating Partnership not owned by the REIT.
Other Comprehensive Income (Loss) — Foreign Currency Translation (Losses), Net
For our subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Other Comprehensive Income (Loss).
During the six months ended June 30, 2011 and 2010, we recorded unrealized gains in Other Comprehensive Income (Loss) of $213.9 million and losses of $409.6 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2011, we recorded net unrealized gains due to the strengthening of the euro and pound sterling to the U.S. dollar, from the beginning to the end of the period. In 2010, the unrealized losses are mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling, partially offset by the yen strengthening against the U.S. dollar, from the beginning to the end of the period.
Weighted Average Shares Outstanding
For purposes of computing weighted average shares, the historical weighted average shares outstanding of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for all periods presented. The outstanding common stock of AMB of 169.6 million shares, were included in the calculation as of the date of the Merger.
Three Months Ended June 30, 2011 and 2010
The changes in net earnings attributable to common shares and its components for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, are similar to the changes for the six months periods ended in the same dates, except as separately discussed above. Both the three and six months ended June 30, 2011 include approximately one month of AMB and PEPR activity.
Portfolio Information
Our total operating portfolio of properties includes industrial properties owned by us and the unconsolidated property funds and joint ventures we manage and account for on the equity method. The operating portfolio reflects the Merger and PEPR acquisition (movement from private capital segment to direct owned segment) and does not include properties under development, properties held for sale or non-industrial properties owned by unconsolidated investees or properties we manage in which we do not have an ownership interest, and was as follows (square feet in thousands):

	June 30, 2011		December 31, 2010		June 30, 2010
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet

Direct Owned	1,898	302,315	985	168,547	1,187	192,714
Private Capital	1,366	264,301	1,179	255,367	1,245	269,675

Totals	3,264	566,616	2,164	423,914	2,432	462,389

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), including those owned and managed by AMB prior to the Merger in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2011, as those properties that were in operation at January 1, 2010, and have been in operation throughout the three-month periods in both 2011 and 2010. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended June 30, 2011, included 552.4 million of aggregated square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the three months ended June 30, 2011 and 2010, as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

			Percentage
	2011	2010	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$294,670	$188,205
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(14,542)	(8,778)
Effect of changes in foreign currency exchange rates and other	(634)	4,505
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	325,039	364,848
Rental income of AMB properties premerger	229,626	267,638

Same store portfolio — rental income (2)(3)	$834,159	$816,418	2.2%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$81,140	$54,089
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(5,642)	(5,836)
Effect of changes in foreign currency exchange rates and other	3,736	10,264
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	79,411	86,762
Rental expenses of AMB properties premerger	60,366	74,390

Same store portfolio — rental expenses (3)(4)	$219,011	$219,669	(0.3)%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$213,530	$134,116
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(8,900)	(2,942)
Effect of changes in foreign currency exchange rates and other	(4,370)	(5,759)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	245,628	278,086
Net operating income of AMB properties premerger	169,260	193,248

Same store portfolio — net operating income (3)	$615,148	$596,749	3.1%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. In addition, we have included the properties owned and managed by AMB as of January 1, 2010 that we still own at June 30, 2011 in the same store portfolio. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial properties and those owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.
Environmental Matters
A majority of the properties we own were subjected to environmental reviews either by us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
We record a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties we acquire, as well as certain land parcels we acquire in connection with the planned development of the land. The liability is established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
Liquidity and Capital Resources
Overview
We consider our ability to generate cash from operating activities, dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.
Near-Term Principal Cash Sources and Uses
In addition to distributions to the common stockholders of the REIT, the limited partnership units of the Operating Partnership and the preferred stockholders, we expect our primary cash needs will consist of the following:
•	completion of the development and leasing of the properties in our development portfolio (a);

•	investments in current or future unconsolidated investees, primarily for the development and/or acquisition of properties depending on market and other conditions (b);

•	development of new properties for long-term investment;

•	repayment of debt, including payments on our credit facilities and repurchases of senior notes and/or exchangeable senior notes;

•	scheduled debt principal payments in the remainder of 2011 of $147 million;

•	capital expenditures and leasing costs on properties;

•	depending on market and other conditions, direct acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment; and

•	merger integration and transition expenses.
_____________

(a)	As of June 30, 2011, we had 28 properties under development that were 43.4% leased with a current investment of $633.7 million and a total expected investment of $1.1 billion when completed and leased, leaving $502.7 million remaining to be spent.

(b)	See Note 4 to the Consolidated Financial Statements in Item 1 for discussion of the capital commitments of the property funds.
We expect to fund our cash needs principally from the following sources, all subject to market conditions:
•	available cash balances ($260.9 million at June 30, 2011);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions of properties to property funds or other unconsolidated investees;

•	borrowing capacity under our Credit Facilities ($1.3 billion available as of June 30, 2011), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

We may repurchase our outstanding debt securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Credit Facilities
On June 3, 2011, we entered into the Global Facility, pursuant to which the operating partnership and certain subsidiaries and affiliates may obtain loans and/or procure the issuance of letters of credit in various currencies on a revolving basis in an aggregate amount not exceeding approximately $1.75 billion (subject to currency fluctuations). An accordion feature will allow us to increase the Global Facility to $2.75 billion, subject to obtaining additional lender commitments.
The Global Facility is scheduled to mature on June 3, 2015, but the Operating Partnership may, at its option and subject to the satisfaction of certain conditions and payment of an extension fee, extend the maturity date of the Global Facility to June 3, 2016. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).
In addition, on June 3, 2011, we entered into the Revolver. The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $702.5 million) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.
Information related to our Credit Facilities as of June 30, 2011 is as follows (dollars in millions):

Aggregate lender — commitments	$2,211.8
Less:
Borrowings outstanding	800.6
Outstanding letters of credit	95.4

Current availability	$1,315.8

Debt
In connection with the Merger and PEPR acquisition, we recorded $5.9 billion in additional debt. This debt was recorded at estimated fair value as of the Merger/acquisition dates. Included in the total debt recorded, was $2.2 billion that is an obligation of PEPR that we consolidate but do not own 100% and we do not guarantee the debt. PEPR may repay the debt with borrowings under its credit facilities or other borrowings. The interest expense that is reflected in our Consolidated Financial Statements in Item 1 is based on the effective interest rate recorded as part of the fair value allocated to the debt.
As of June 30, we were in compliance with all of our debt covenants.
See Note 8 to our Consolidated Financial Statements in Item 1 for further discussion of our debt.
Cash Provided by Operating Activities
For the six months ended June 30, 2011 and 2010, operating activities used net cash of $17.2 million and provided net cash of $102.7 million, respectively. In the first six months of 2011 and 2010, cash provided by operating activities was less than the cash distributions paid on common shares and dividends paid on preferred shares by $159.1 million and $53.8 million, respectively. In 2011, the decrease in cash provided by operating activities was largely due to the merger and integration cash expenses of $94.2 million recognized in 2011.
Cash Investing and Cash Financing Activities
For the six months ended June 30, 2011 and 2010, investing activities used net cash of $646.5 million and $126.0 million, respectively. The following are the significant activities for both periods presented:
•	We generated cash from dispositions of $610.4 million and $260.0 million during 2011 and 2010, respectively. In 2011, we disposed of land, land subject to ground leases and 41 properties that included the majority of our non-core assets. In 2010, we disposed of land and 12 properties.
•	We invested $489.0 million in real estate during 2011 and $290.4 million for the same period in 2010; including costs for current and future development projects, property acquisitions and recurring capital expenditures and tenant improvements on existing operating properties.
•	In connection with the Merger, we acquired $234.0 million in cash in 2011.
•	During the second quarter 2011, we used $1.0 billion of cash to purchase units in PEPR (see Note 2 to the Consolidated Financial Statements in Item I). The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”) that was put in place for the acquisition and borrowings under our other credit facilities. The borrowings on the bridge facility were repaid with proceeds from the 2011 Equity Offering.

•	We received distributions from unconsolidated investees as a return of investment of $57.3 million and $41.6 million during 2011 and 2010, respectively.
•	In the first quarter of 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-core assets.
•	In 2011, we received advances, net of repayments, from unconsolidated investees of $11.3 million. In 2010, we invested cash of $151.0 million in unconsolidated investees including investments in connection with a property contribution we made, net of repayment of advances by the investees.
For the six months ended June 30, 2011 and 2010, financing activities provided net cash of $885.4 million and $16.5 million, respectively. The following are the significant activities for both periods presented:
•	In June 2011, we completed the 2011 Equity Offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.1 billion. The proceeds were used to repay the PEPR acquisition bridge facility completely and the remainder were used to repay a portion of the borrowings outstanding under our Credit Facilities.
•	In 2011, we incurred $164.5 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility. In March 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of exchangeable senior notes due 2015 and incurred $126.7 million in secured mortgage debt.
•	We had net payments on our Credit Facilities of $50.2 million and $275.5 million during 2011 and 2010, respectively. In connection with the Merger, we repaid the outstanding balance under our existing global line of credit and entered into new credit facilities as discussed below.
•	In 2011, we used $711.8 million in proceeds from the 2011 Equity Offering to repay the amounts borrowed under the PEPR Bridge Facility. In addition, we made net payments of $185.3 million and $50.4 million on regularly scheduled debt principal and maturity payments during 2011 and 2010, respectively. This includes the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011.
•	In 2010, we purchased and extinguished $1.2 billion original principal amount of our senior and exchangeable senior notes and secured mortgage debt for $1.2 billion.
•	We paid distributions of $129.0 million and $143.8 million to our common stockholders during 2011 and 2010, respectively. We paid dividends on our preferred shares of $12.7 million during both 2011 and 2010.
•	We generated proceeds from the sale and issuance of common stock under our various common share plans of $28.7 million in 2010, primarily from our at-the-market equity issuance program. In connection with the Merger, this program was terminated.
Off-Balance Sheet Arrangements
Unconsolidated Property Fund Debt
We had investments in and advances to the property funds at June 30, 2011 of $3.0 billion. The property funds had total third party debt of $9.3 billion (for the entire entity, not our proportionate share) at June 30, 2011 that matures as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Discount	Total (1)

Americas	$195.3	$683.6	$730.7	$914.8	$372.3	$3,118.9	$7.5	$6,023.1
Europe	10.9	181.9	348.4	667.5	738.1	295.0	15.4	2,257.2
Asia	175.8	254.5	481.0	—	1.8	78.8	(12.4)	979.5

Total unconsolidated property funds	$382.0	$1,120.0	$1,560.1	$1,582.3	$1,112.2	$3,492.7	$10.5	$9,259.8

(1)	As of June 30, 2011, we had generally not guaranteed any of the third party debt of the property funds. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. The remaining 2011 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.
We have notes receivable from certain property funds: (i) a loan that bears interest at 8%, matures in May 2015 is secured by 12 buildings in the property fund with an outstanding balance as of June 30, 2011 of $78.9 million, and (ii) a loan with an outstanding balance of $21.4 million. In addition, we have pledged properties we own directly, valued at approximately $274.4 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014.

Contractual Obligations
Dividend Requirements
Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code of 1986, as amended, relative to maintaining our REIT status, while still allowing us to maximize the cash retained to meet other cash needs such as capital improvements and other investment activities.
Prior to the Merger, ProLogis paid a cash distribution of $0.1125 per common share for the first quarter on February 28, 2011 and for the second quarter on May 25, 2011. Also prior to the Merger, AMB paid a dividend of $0.28 per common share on February 28, 2011 for the first quarter and on May 25, 2011 for the second quarter. Neither AMB dividend has been reflected in the Consolidated Financial Statements in Item 1 since ProLogis is considered the accounting acquirer, as discussed earlier. Our future common stock dividends may vary and will be determined by our Board of Directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the Board during the year.
At June 30, 2011, we had seven series of preferred stock outstanding. The annual dividend rates on preferred stock are 6.5% per Series L, 6.75% per Series M, 7.0% per Series O, 6.85% per Series P, 8.54% per Series Q, 6.75% per Series R and 6.75% per Series S. The Series Q, R and S were preferred shares of ProLogis prior to the merger and so these distributions have been reflected in the Consolidated Financial Statements in Item 1 through June 30, 2011, along with approximately one month of dividends on the remaining series of preferred stock. The dividends on preferred stock are payable quarterly in arrears.
Other Commitments
On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.
New Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments, primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk, as we deem appropriate. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in interest rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At June 30, 2011, we have ¥54.8 billion ($681.2 million) in TMK bond agreements and a ¥12.5 billion ($155.4 million) term loan with variable interest rates. We have entered into interest rate swap agreements to fix the interest rate on ¥28.9 billion ($359.6 million as of June 30, 2011) of the TMK bonds and the entire term loan for the term of the agreements. At June 30, 2011, we have also entered into interest rate swap agreements to fix the interest rate on €784.2 million ($1.1 billion) of secured debt, of which €753.5 million ($1.1 billion) relates to PEPR, with variable interest rates.
Our primary interest rate risk is created by the variable rate Credit Facilities. During the six months ended June 30, 2011, we had weighted average daily outstanding borrowings of $650.9 million on our variable rate Credit Facilities. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.1 million of cash flow for the six months ended June 30, 2011.
We also have $321.6 million of variable interest rate debt which has a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $0.3 million on our cash flow for the six months ended June 30, 2011.
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At June 30, 2011, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At June 30, 2011, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
Controls and Procedures (Prologis, Inc.)
Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2011. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Controls and Procedures (Prologis, L.P.)
Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2011. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time, we and our unconsolidated investees are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.
Following the announcement of the merger agreement, several lawsuits were filed against ProLogis, the ProLogis board of trustees, AMB, AMB LP and certain affiliates of the companies. The complaints alleged, among other things, that ProLogis, the ProLogis board of trustees, and certain affiliates of ProLogis breached their fiduciary duties in connection with entering into the merger agreement and that AMB, AMB LP and certain of their affiliates aided and abetted the breaches of those fiduciary duties. The actions were consolidated, and the parties to the consolidated actions reached agreements in principle to settle the lawsuits. The settlement remains subject to approval by the court following notice to a class of all shareholders who held ProLogis common shares at any time between January 30, 2011 and June 3, 2011, the date the Merger was consummated. Under the terms of the proposed settlement, we agreed to make certain supplemental disclosures in the definitive joint proxy statement/prospectus mailed to shareholders. We further agreed to pay the lawyers who filed the actions, attorneys’ fees and expenses in a cumulative amount up to $600,000, if and to the extent awarded by the court. If approved by the court, the settlement will result in the dismissal of all pending merger litigation with prejudice and in the release by the class of shareholders of all claims against us relating to the Merger.
We believe that the claims asserted against them in these lawsuits are without merit and, absent court approval of the proposed settlement, intend to defend ourselves vigorously against the claims.
Item 1A. Risk Factors
As of June 30, 2011, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K, and the Form 10-K of ProLogis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information

None.
Item 6. Exhibits

3.1	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc. (f/k/a AMB Property Corporation), a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.2	Seventh Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.3	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.4	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.5	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.6	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.7	Amended and Restated Certificate of Limited Partnership of AMB Property, L.P. (incorporated by reference to Exhibit 3.7 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.8	Articles of Amendment and Restatement of the Declaration of Trust of the ProLogis, dated as of June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ (“Old ProLogis”) Current Report on Form 8-K filed June 7, 2011).

4.1	Form of Certificate for Common Stock for Prologis, Inc. (incorporated by reference to Exhibit 4.1 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed on April 12, 2011).

4.2	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.3	Form of Certificate for the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.4	Form of Certificate for the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.5	Eleventh Supplemental Indenture, by and between Old ProLogis, New Pumpkin Inc. and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 2, 2011 (incorporated by reference to Exhibit 4.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.6	Twelfth Supplemental Indenture, by and between Prologis, Inc., Old ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 3, 2011 (incorporated by reference to Exhibit 4.2 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.7	Form of Indenture, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.8	Form of First Supplemental Indenture in respect of the Prologis, L.P. 2.25% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.9	Form of Second Supplemental Indenture in respect of the Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.10	Form of Third Supplemental Indenture in respect of the Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.11	Form of Fourth Supplemental Indenture in respect of the Prologis, L.P. 3.25% Exchangeable Senior Notes due 2015, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.12	Form of Thirteenth Supplemental Indenture, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.27 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.13	Form of Global Note Representing Prologis, L.P. 5.500% Notes due April 1, 2012 and Related Notational Guarantee (incorporated by reference to Exhibit 4.41 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.14	Form of Global Note Representing Prologis, L.P. 5.500% Notes due March 1, 2013 and Related Notational Guarantee (incorporated by reference to Exhibit 4.42 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.15	Form of Global Note Representing Prologis, L.P. 7.625% Notes due August 15, 2014 and Related Notational Guarantee (incorporated by reference to Exhibit 4.43 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.16	Form of Global Note Representing Prologis, L.P. 7.810% Notes due February 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.44 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.17	Form of Global Note Representing Prologis, L.P. 9.340% Notes due March 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.45 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.18	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.46 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.19	Form of Global Note Representing Prologis, L.P. 5.750% Notes due April 1, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.47 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.20	Form of Global Note Representing Prologis, L.P. 8.650% Notes due May 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.48 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.21	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.49 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.22	Form of Global Note Representing Prologis, L.P. 6.250% Notes due March 15, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.50 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.23	Form of Global Note Representing Prologis, L.P. 7.625% Notes due July 1, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.51 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.24	Form of Global Note Representing Prologis, L.P. 6.625% Notes due May 15, 2018 and Related Notational Guarantee (incorporated by reference to Exhibit 4.52 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.25	Form of Global Note Representing Prologis, L.P. 7.375% Notes due October 30, 2019 and Related Notational Guarantee (incorporated by reference to Exhibit 4.53 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.26	Form of Global Note Representing Prologis, L.P. 6.875% Notes due March 15, 2020 and Related Notational Guarantee (incorporated by reference to Exhibit 4.54 to Prologis. Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed May 3, 2011).

4.27	Form of Global Note Representing Prologis, L.P. 2.250% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.28	Form of Global Note Representing Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011)

4.29	Form of Global Note Representing Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.30	Form of Global Note Representing Prologis, L.P. 3.250% Exchangeable Senior Notes due 2015 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.31	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due April 1, 2012 (incorporated by reference to Exhibit 4.59 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.32	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due March 1, 2013 (incorporated by reference to Exhibit 4.60 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.33	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due August 15, 2014 (incorporated by reference to

Exhibit 4.61 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.34	Form of Officer’s Certificate related to the Prologis, L.P. 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.35	Form of Officer’s Certificate related to the Prologis, L.P. 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.36	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.37	Form of Officer’s Certificate related to the ProLogis, L.P. 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.38	Form of Officer’s Certificate related to the Prologis, L.P. 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.39	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.40	Form of Officer’s Certificate related to the Prologis, L.P. 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.41	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.42	Form of Officer’s Certificate related to the Prologis, L.P. 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.43	Form of Officer’s Certificate related to the Prologis, L.P. 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.44	Form of Officer’s Certificate related to the Prologis, L.P. 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Prologis, Inc.’s and Prologis, L.P’s Current Report on Form 8-K filed June 8, 2011).

10.2	Global Senior Credit Agreement dated as of June 3, 2011 among Prologis, Operating Partnership, various subsidiaries and affiliates of Prologis, various lenders, Bank of America, N.A., as Global Administrative Agent, U.S. Funding Agent, U.S. Swing Line Lender and a U.S. L/C Issuer, The Royal Bank of Scotland plc, as Euro Funding Agent, The Royal Bank of Scotland N.V., as Euro Swing Line Lender and a Euro L/C Issuer, and Sumitomo Mitsui Banking Corporation, as Yen Funding Agent and a Yen L/C Issuer (incorporated by reference to Exhibit 10.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

10.3	Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., as initial borrower, Operating Partnership and Prologis, as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.4	Guaranty of Payment dated as of June 3, 2011 by Operating Partnership and Prologis for the benefit of Sumitomo Mitsui Banking Corporation, as Administrative Agent for the banks that are from time to time parties to the Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., Operating Partnership, Prologis, various lenders and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.3 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.5	First Amendment and Waiver, dated as of June 3, 2011, to the Credit Agreement dated as of November 29, 2010 among Operating Partnership as borrower, Prologis as guarantor, various banks and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.4 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.6	Guaranty Agreement dated as of June 3, 2011 issued by Operating Partnership and Prologis in favor of the Administrative Agent and the Lenders under the Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, various lenders and J.P. Morgan Europe Limited, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.7	Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, a Delaware corporation, the various lenders a party thereto and J.P. Morgan Chase Bank, N.A. (London Branch), as administrative agent (incorporated by reference to Exhibit 10.1 to Old Prologis’ Current Report on Form 8-K filed April 26, 2011).

10.8*	Second Amended and Restated Employment Agreement, effective as of March 31, 2011, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to Exhibit 10.2 to Old Prologis’ Quarterly Report on Form 10-Q filed May 10, 2011).

10.9*†	The AMB Property Corporation 2011 Notional Account Deferred Compensation Plan

10.10*†	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC

10.11*†	Letter Agreement, dated January 30, 2011, by and between Guy F. Jaquier and AMB Property, L.P.

10.12*†	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and AMB Property, L.P.

10.13*†	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and AMB Property, L.P.

10.14	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan or Arrangement

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: August 8, 2011

Index to Exhibits

3.1	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc. (f/k/a AMB Property Corporation), a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.2	Seventh Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.3	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.4	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.5	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.6	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.7	Amended and Restated Certificate of Limited Partnership of AMB Property, L.P. (incorporated by reference to Exhibit 3.7 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.8	Articles of Amendment and Restatement of the Declaration of Trust of the ProLogis, dated as of June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ (“Old ProLogis”) Current Report on Form 8-K filed June 7, 2011).

4.1	Form of Certificate for Common Stock for Prologis, Inc. (incorporated by reference to Exhibit 4.1 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed on April 12, 2011).

4.2	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.3	Form of Certificate for the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.4	Form of Certificate for the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.5	Eleventh Supplemental Indenture, by and between Old ProLogis, New Pumpkin Inc. and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 2, 2011 (incorporated by reference to Exhibit 4.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.6	Twelfth Supplemental Indenture, by and between Prologis, Inc., Old ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 3, 2011 (incorporated by reference to Exhibit 4.2 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.7	Form of Indenture, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.8	Form of First Supplemental Indenture in respect of the Prologis, L.P. 2.25% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.9	Form of Second Supplemental Indenture in respect of the Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.10	Form of Third Supplemental Indenture in respect of the Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.11	Form of Fourth Supplemental Indenture in respect of the Prologis, L.P. 3.25% Exchangeable Senior Notes due 2015, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.12	Form of Thirteenth Supplemental Indenture, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.27 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.13	Form of Global Note Representing Prologis, L.P. 5.500% Notes due April 1, 2012 and Related Notational Guarantee (incorporated by reference to Exhibit 4.41 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.14	Form of Global Note Representing Prologis, L.P. 5.500% Notes due March 1, 2013 and Related Notational Guarantee (incorporated by reference to Exhibit 4.42 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.15	Form of Global Note Representing Prologis, L.P. 7.625% Notes due August 15, 2014 and Related Notational Guarantee (incorporated by reference to Exhibit 4.43 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.16	Form of Global Note Representing Prologis, L.P. 7.810% Notes due February 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.44 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.17	Form of Global Note Representing Prologis, L.P. 9.340% Notes due March 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.45 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.18	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.46 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.19	Form of Global Note Representing Prologis, L.P. 5.750% Notes due April 1, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.47 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.20	Form of Global Note Representing Prologis, L.P. 8.650% Notes due May 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.48 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.21	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.49 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.22	Form of Global Note Representing Prologis, L.P. 6.250% Notes due March 15, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.50 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.23	Form of Global Note Representing Prologis, L.P. 7.625% Notes due July 1, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.51 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.24	Form of Global Note Representing Prologis, L.P. 6.625% Notes due May 15, 2018 and Related Notational Guarantee (incorporated by reference to Exhibit 4.52 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.25	Form of Global Note Representing Prologis, L.P. 7.375% Notes due October 30, 2019 and Related Notational Guarantee (incorporated by reference to Exhibit 4.53 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.26	Form of Global Note Representing Prologis, L.P. 6.875% Notes due March 15, 2020 and Related Notational Guarantee (incorporated by reference to Exhibit 4.54 to Prologis. Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed May 3, 2011).

4.27	Form of Global Note Representing Prologis, L.P. 2.250% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.28	Form of Global Note Representing Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011)

4.29	Form of Global Note Representing Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.30	Form of Global Note Representing Prologis, L.P. 3.250% Exchangeable Senior Notes due 2015 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.31	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due April 1, 2012 (incorporated by reference to Exhibit 4.59 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.32	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due March 1, 2013 (incorporated by reference to Exhibit 4.60 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.33	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due August 15, 2014 (incorporated by reference to

Exhibit 4.61 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.34	Form of Officer’s Certificate related to the Prologis, L.P. 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.35	Form of Officer’s Certificate related to the Prologis, L.P. 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.36	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.37	Form of Officer’s Certificate related to the ProLogis, L.P. 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.38	Form of Officer’s Certificate related to the Prologis, L.P. 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.39	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.40	Form of Officer’s Certificate related to the Prologis, L.P. 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.41	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.42	Form of Officer’s Certificate related to the Prologis, L.P. 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.43	Form of Officer’s Certificate related to the Prologis, L.P. 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.44	Form of Officer’s Certificate related to the Prologis, L.P. 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Prologis, Inc.’s and Prologis, L.P’s Current Report on Form 8-K filed June 8, 2011).

10.2	Global Senior Credit Agreement dated as of June 3, 2011 among Prologis, Operating Partnership, various subsidiaries and affiliates of Prologis, various lenders, Bank of America, N.A., as Global Administrative Agent, U.S. Funding Agent, U.S. Swing Line Lender and a U.S. L/C Issuer, The Royal Bank of Scotland plc, as Euro Funding Agent, The Royal Bank of Scotland N.V., as Euro Swing Line Lender and a Euro L/C Issuer, and Sumitomo Mitsui Banking Corporation, as Yen Funding Agent and a Yen L/C Issuer (incorporated by reference to Exhibit 10.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

10.3	Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., as initial borrower, Operating Partnership and Prologis, as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.4	Guaranty of Payment dated as of June 3, 2011 by Operating Partnership and Prologis for the benefit of Sumitomo Mitsui Banking Corporation, as Administrative Agent for the banks that are from time to time parties to the Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., Operating Partnership, Prologis, various lenders and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.3 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.5	First Amendment and Waiver, dated as of June 3, 2011, to the Credit Agreement dated as of November 29, 2010 among Operating Partnership as borrower, Prologis as guarantor, various banks and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.4 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.6	Guaranty Agreement dated as of June 3, 2011 issued by Operating Partnership and Prologis in favor of the Administrative Agent and the Lenders under the Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, various lenders and J.P. Morgan Europe Limited, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.7	Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, a Delaware corporation, the various lenders a party thereto and J.P. Morgan Chase Bank, N.A. (London Branch), as administrative agent (incorporated by reference to Exhibit 10.1 to Old Prologis’ Current Report on Form 8-K filed April 26, 2011).

10.8*	Second Amended and Restated Employment Agreement, effective as of March 31, 2011, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to Exhibit 10.2 to Old Prologis’ Quarterly Report on Form 10-Q filed May 10, 2011).

10.9*†	The AMB Property Corporation 2011 Notional Account Deferred Compensation Plan

10.10*†	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC

10.11*†	Letter Agreement, dated January 30, 2011, by and between Guy F. Jaquier and AMB Property, L.P.

10.12*†	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and AMB Property, L.P.

10.13*†	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and AMB Property, L.P.

10.14	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan or Arrangement

†	Filed herewith