Form 10-Q/A
period 2011-06-30
Prologis, Inc.; Prologis, L.P.
filed 2011-09-08
CIK 1045609, 1045610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.
Prologis, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.)	94-3281941 (Prologis, Inc.)
Delaware (Prologis, L.P.)	94-3285362 (Prologis, L.P.)
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)
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

Prologis, L.P.:
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

PART II
Item 6. Exhibits
SIGNATURES
Index to Exhibits
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August 9, 2011 (the “Form 10-Q”), is solely to furnish the interactive data files using the eXtensible Business Reporting Language Format (“XBRL”) contained in Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II
Item 6. Exhibits

3.1	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc. (f/k/a AMB Property Corporation), a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.2	Seventh Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.3	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.4	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.5	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.6	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.7	Amended and Restated Certificate of Limited Partnership of AMB Property, L.P. (incorporated by reference to Exhibit 3.7 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.8	Articles of Amendment and Restatement of the Declaration of Trust of the ProLogis, dated as of June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ (“Old ProLogis”) Current Report on Form 8-K filed June 7, 2011).

4.1	Form of Certificate for Common Stock for Prologis, Inc. (incorporated by reference to Exhibit 4.1 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed on April 12, 2011).

4.2	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.3	Form of Certificate for the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.4	Form of Certificate for the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.5	Eleventh Supplemental Indenture, by and between Old ProLogis, New Pumpkin Inc. and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 2, 2011 (incorporated by reference to Exhibit 4.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.6	Twelfth Supplemental Indenture, by and between Prologis, Inc., Old ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 3, 2011 (incorporated by reference to Exhibit 4.2 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.7	Form of Indenture, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.8	Form of First Supplemental Indenture in respect of the Prologis, L.P. 2.25% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.9	Form of Second Supplemental Indenture in respect of the Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.10	Form of Third Supplemental Indenture in respect of the Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.11	Form of Fourth Supplemental Indenture in respect of the Prologis, L.P. 3.25% Exchangeable Senior Notes due 2015, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.12	Form of Thirteenth Supplemental Indenture, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.27 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.13	Form of Global Note Representing Prologis, L.P. 5.500% Notes due April 1, 2012 and Related Notational Guarantee (incorporated by reference to Exhibit 4.41 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.14	Form of Global Note Representing Prologis, L.P. 5.500% Notes due March 1, 2013 and Related Notational Guarantee (incorporated by reference to Exhibit 4.42 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.15	Form of Global Note Representing Prologis, L.P. 7.625% Notes due August 15, 2014 and Related Notational Guarantee (incorporated by reference to Exhibit 4.43 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.16	Form of Global Note Representing Prologis, L.P. 7.810% Notes due February 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.44 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.17	Form of Global Note Representing Prologis, L.P. 9.340% Notes due March 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.45 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.18	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.46 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.19	Form of Global Note Representing Prologis, L.P. 5.750% Notes due April 1, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.47 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.20	Form of Global Note Representing Prologis, L.P. 8.650% Notes due May 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.48 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.21	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.49 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.22	Form of Global Note Representing Prologis, L.P. 6.250% Notes due March 15, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.50 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.23	Form of Global Note Representing Prologis, L.P. 7.625% Notes due July 1, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.51 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.24	Form of Global Note Representing Prologis, L.P. 6.625% Notes due May 15, 2018 and Related Notational Guarantee (incorporated by reference to Exhibit 4.52 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.25	Form of Global Note Representing Prologis, L.P. 7.375% Notes due October 30, 2019 and Related Notational Guarantee (incorporated by reference to Exhibit 4.53 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.26	Form of Global Note Representing Prologis, L.P. 6.875% Notes due March 15, 2020 and Related Notational Guarantee (incorporated by reference to Exhibit 4.54 to Prologis. Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed May 3, 2011).

4.27	Form of Global Note Representing Prologis, L.P. 2.250% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.28	Form of Global Note Representing Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011)

4.29	Form of Global Note Representing Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.30	Form of Global Note Representing Prologis, L.P. 3.250% Exchangeable Senior Notes due 2015 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.31	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due April 1, 2012 (incorporated by reference to Exhibit 4.59 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.32	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due March 1, 2013 (incorporated by reference to Exhibit 4.60 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.33	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due August 15, 2014 (incorporated by reference to Exhibit 4.61 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.34	Form of Officer’s Certificate related to the Prologis, L.P. 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.35	Form of Officer’s Certificate related to the Prologis, L.P. 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.36	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.37	Form of Officer’s Certificate related to the ProLogis, L.P. 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.38	Form of Officer’s Certificate related to the Prologis, L.P. 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.39	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.40	Form of Officer’s Certificate related to the Prologis, L.P. 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.41	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.42	Form of Officer’s Certificate related to the Prologis, L.P. 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.43	Form of Officer’s Certificate related to the Prologis, L.P. 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.44	Form of Officer’s Certificate related to the Prologis, L.P. 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Prologis, Inc.’s and Prologis, L.P’s Current Report on Form 8-K filed June 8, 2011).

10.2	Global Senior Credit Agreement dated as of June 3, 2011 among Prologis, Operating Partnership, various subsidiaries and affiliates of Prologis, various lenders, Bank of America, N.A., as Global Administrative Agent, U.S. Funding Agent, U.S. Swing Line Lender and a U.S. L/C Issuer, The Royal Bank of Scotland plc, as Euro Funding Agent, The Royal Bank of Scotland N.V., as Euro Swing Line Lender and a Euro L/C Issuer, and Sumitomo Mitsui Banking Corporation, as Yen Funding Agent and a Yen L/C Issuer (incorporated by reference to Exhibit 10.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

10.3	Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., as initial borrower, Operating Partnership and Prologis, as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.4	Guaranty of Payment dated as of June 3, 2011 by Operating Partnership and Prologis for the benefit of Sumitomo Mitsui Banking Corporation, as Administrative Agent for the banks that are from time to time parties to the Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., Operating Partnership, Prologis, various lenders and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.3 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.5	First Amendment and Waiver, dated as of June 3, 2011, to the Credit Agreement dated as of November 29, 2010 among Operating Partnership as borrower, Prologis as guarantor, various banks and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.4 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.6	Guaranty Agreement dated as of June 3, 2011 issued by Operating Partnership and Prologis in favor of the Administrative Agent and the Lenders under the Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, various lenders and J.P. Morgan Europe Limited, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.7	Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, a Delaware corporation, the various lenders a party thereto and J.P. Morgan Chase Bank, N.A. (London Branch), as administrative agent (incorporated by reference to Exhibit 10.1 to Old Prologis’ Current Report on Form 8-K filed April 26, 2011).

10.8*	Second Amended and Restated Employment Agreement, effective as of March 31, 2011, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to Exhibit 10.2 to Old Prologis’ Quarterly Report on Form 10-Q filed May 10, 2011).

10.9*	The AMB Property Corporation 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.10*	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC (incorporated by reference to Exhibit 10.10 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.11*	Letter Agreement, dated January 30, 2011, by and between Guy F. Jaquier and AMB Property, L.P. (incorporated by reference to Exhibit 10.11 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.12*	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and AMB Property, L.P. (incorporated by reference to Exhibit 10.12 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.13*	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and AMB Property, L.P. (incorporated by reference to Exhibit 10.13 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.14	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

12.1**	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.2**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

15.1**	KPMG LLP Awareness Letter of Prologis, Inc.

15.2**	KPMG LLP Awareness Letter of Prologis, L.P.

31.1**	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2**	Certification of Chief Financial Officer of Prologis, Inc.

31.3**	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4**	Certification of Chief Financial Officer for Prologis, L.P.

32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

**	Exhibits were previously filed with Form 10-Q on August 9, 2011.

***	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer
Date: September 8, 2011

Index to Exhibits

3.1	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc. (f/k/a AMB Property Corporation), a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.2	Seventh Amended and Restated Bylaws of Prologis, Inc. (incorporated by reference to Exhibit 3.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.3	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.4	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.5	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s Form 8-A filed on June 2, 2011).

3.6	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.7	Amended and Restated Certificate of Limited Partnership of AMB Property, L.P. (incorporated by reference to Exhibit 3.7 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

3.8	Articles of Amendment and Restatement of the Declaration of Trust of the ProLogis, dated as of June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ (“Old ProLogis”) Current Report on Form 8-K filed June 7, 2011).

4.1	Form of Certificate for Common Stock for Prologis, Inc. (incorporated by reference to Exhibit 4.1 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed on April 12, 2011).

4.2	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.3	Form of Certificate for the Series R Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.4	Form of Certificate for the Series S Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to Prologis, Inc.’s Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).

4.5	Eleventh Supplemental Indenture, by and between Old ProLogis, New Pumpkin Inc. and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 2, 2011 (incorporated by reference to Exhibit 4.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.6	Twelfth Supplemental Indenture, by and between Prologis, Inc., Old ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company), dated as of June 3, 2011 (incorporated by reference to Exhibit 4.2 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

4.7	Form of Indenture, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.8	Form of First Supplemental Indenture in respect of the Prologis, L.P. 2.25% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.9	Form of Second Supplemental Indenture in respect of the Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.10	Form of Third Supplemental Indenture in respect of the Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.11	Form of Fourth Supplemental Indenture in respect of the Prologis, L.P. 3.25% Exchangeable Senior Notes due 2015, by and among Prologis, L.P., as issuer, Prologis, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.12	Form of Thirteenth Supplemental Indenture, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.27 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.13	Form of Global Note Representing Prologis, L.P. 5.500% Notes due April 1, 2012 and Related Notational Guarantee (incorporated by reference to Exhibit 4.41 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.14	Form of Global Note Representing Prologis, L.P. 5.500% Notes due March 1, 2013 and Related Notational Guarantee (incorporated by reference to Exhibit 4.42 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.15	Form of Global Note Representing Prologis, L.P. 7.625% Notes due August 15, 2014 and Related Notational Guarantee (incorporated by reference to Exhibit 4.43 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.16	Form of Global Note Representing Prologis, L.P. 7.810% Notes due February 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.44 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.17	Form of Global Note Representing Prologis, L.P. 9.340% Notes due March 1, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.45 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.18	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2015 and Related Notational Guarantee (incorporated by reference to Exhibit 4.46 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.19	Form of Global Note Representing Prologis, L.P. 5.750% Notes due April 1, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.47 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.20	Form of Global Note Representing Prologis, L.P. 8.650% Notes due May 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.48 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.21	Form of Global Note Representing Prologis, L.P. 5.625% Notes due November 15, 2016 and Related Notational Guarantee (incorporated by reference to Exhibit 4.49 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.22	Form of Global Note Representing Prologis, L.P. 6.250% Notes due March 15, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.50 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.23	Form of Global Note Representing Prologis, L.P. 7.625% Notes due July 1, 2017 and Related Notational Guarantee (incorporated by reference to Exhibit 4.51 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.24	Form of Global Note Representing Prologis, L.P. 6.625% Notes due May 15, 2018 and Related Notational Guarantee (incorporated by reference to Exhibit 4.52 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.25	Form of Global Note Representing Prologis, L.P. 7.375% Notes due October 30, 2019 and Related Notational Guarantee (incorporated by reference to Exhibit 4.53 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.26	Form of Global Note Representing Prologis, L.P. 6.875% Notes due March 15, 2020 and Related Notational Guarantee (incorporated by reference to Exhibit 4.54 to Prologis. Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed May 3, 2011).

4.27	Form of Global Note Representing Prologis, L.P. 2.250% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.10 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.28	Form of Global Note Representing Prologis, L.P. 1.875% Exchangeable Senior Notes due 2037 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.11 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011)

4.29	Form of Global Note Representing Prologis, L.P. 2.625% Exchangeable Senior Notes due 2038 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.12 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.30	Form of Global Note Representing Prologis, L.P. 3.250% Exchangeable Senior Notes due 2015 and Related Notational Guarantee (incorporated by reference to and included in Exhibit 4.13 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.31	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due April 1, 2012 (incorporated by reference to Exhibit 4.59 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.32	Form of Officer’s Certificate related to the Prologis, L.P. 5.500% Notes due March 1, 2013 (incorporated by reference to Exhibit 4.60 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.33	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due August 15, 2014 (incorporated by reference to Exhibit 4.61 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.34	Form of Officer’s Certificate related to the Prologis, L.P. 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.35	Form of Officer’s Certificate related to the Prologis, L.P. 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.36	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.37	Form of Officer’s Certificate related to the ProLogis, L.P. 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.38	Form of Officer’s Certificate related to the Prologis, L.P. 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.39	Form of Officer’s Certificate related to the Prologis, L.P. 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.40	Form of Officer’s Certificate related to the Prologis, L.P. 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.41	Form of Officer’s Certificate related to the Prologis, L.P. 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.42	Form of Officer’s Certificate related to the Prologis, L.P. 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.43	Form of Officer’s Certificate related to the Prologis, L.P. 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.44	Form of Officer’s Certificate related to the Prologis, L.P. 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis, Inc.’s and Prologis, L.P.’s Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Prologis, Inc.’s and Prologis, L.P’s Current Report on Form 8-K filed June 8, 2011).

10.2	Global Senior Credit Agreement dated as of June 3, 2011 among Prologis, Operating Partnership, various subsidiaries and affiliates of Prologis, various lenders, Bank of America, N.A., as Global Administrative Agent, U.S. Funding Agent, U.S. Swing Line Lender and a U.S. L/C Issuer, The Royal Bank of Scotland plc, as Euro Funding Agent, The Royal Bank of Scotland N.V., as Euro Swing Line Lender and a Euro L/C Issuer, and Sumitomo Mitsui Banking Corporation, as Yen Funding Agent and a Yen L/C Issuer (incorporated by reference to Exhibit 10.1 to Old ProLogis’ Current Report on Form 8-K filed June 7, 2011).

10.3	Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., as initial borrower, Operating Partnership and Prologis, as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.4	Guaranty of Payment dated as of June 3, 2011 by Operating Partnership and Prologis for the benefit of Sumitomo Mitsui Banking Corporation, as Administrative Agent for the banks that are from time to time parties to the Third Amended and Restated Revolving Credit Agreement dated as of June 3, 2011 among AMB Japan Finance Y.K., Operating Partnership, Prologis, various lenders and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (incorporated by reference to Exhibit 10.3 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.5	First Amendment and Waiver, dated as of June 3, 2011, to the Credit Agreement dated as of November 29, 2010 among Operating Partnership as borrower, Prologis as guarantor, various banks and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.4 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.6	Guaranty Agreement dated as of June 3, 2011 issued by Operating Partnership and Prologis in favor of the Administrative Agent and the Lenders under the Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, various lenders and J.P. Morgan Europe Limited, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 9, 2011).

10.7	Senior Bridge Loan Agreement dated as of April 21, 2011 among PLD International Incorporated, a Delaware corporation, the various lenders a party thereto and J.P. Morgan Chase Bank, N.A. (London Branch), as administrative agent (incorporated by reference to Exhibit 10.1 to Old Prologis’ Current Report on Form 8-K filed April 26, 2011).

10.8*	Second Amended and Restated Employment Agreement, effective as of March 31, 2011, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to Exhibit 10.2 to Old Prologis’ Quarterly Report on Form 10-Q filed May 10, 2011).

10.9*	The AMB Property Corporation 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.10*	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC (incorporated by reference to Exhibit 10.10 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.11*	Letter Agreement, dated January 30, 2011, by and between Guy F. Jaquier and AMB Property, L.P. (incorporated by reference to Exhibit 10.11 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.12*	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and AMB Property, L.P. (incorporated by reference to Exhibit 10.12 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.13*	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and AMB Property, L.P. (incorporated by reference to Exhibit 10.13 to Prologis’ Quarterly Report on Form 10-Q filed August 9, 2011)

10.14	Thirteenth Amended and Restated Agreement of Limited Partnership of Prologis, L.P. (incorporated by reference to Exhibit 3.6 to Prologis, Inc.’s and Prologis, L.P.’s Current Report on Form 8-K filed June 8, 2011).

12.1**	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.2**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

15.1**	KPMG LLP Awareness Letter of Prologis, Inc.

15.2**	KPMG LLP Awareness Letter of Prologis, L.P.

31.1**	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2**	Certification of Chief Financial Officer of Prologis, Inc.

31.3**	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4**	Certification of Chief Financial Officer for Prologis, L.P.

32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

**	Exhibits were previously filed with Form 10-Q on August 9, 2011.

***	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.