Form 10-Q
period 2011-09-30
Prologis, Inc.; Prologis, L.P.
filed 2011-11-08
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13545 (Prologis, Inc.) 001-14245 (Prologis, L.P.)

Prologis, Inc.

Prologis, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Prologis, Inc.) Delaware (Prologis, L.P.)	94-3281941 (Prologis, Inc.) 94-3285362 (Prologis, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pier 1, Bay 1, San Francisco, California	94111
(Address or principal executive offices)	(Zip Code)

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

Prologis, Inc.	Yes ☒ No ☐
Prologis, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).

Prologis, Inc.	Yes ☒ No ☐
Prologis, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Prologis, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Prologis, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.	Yes ☐ No ☒
Prologis, L.P.	Yes ☐ No ☒

The number of shares of Prologis, Inc.’s common stock outstanding as of November 1, 2011 was approximately 458,252,900.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2011 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of September 30, 2011, the REIT owned an approximate 99.55% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the REIT and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements include the interests in consolidated investees not owned by the Operating Partnership. The noncontrolling interests in the REIT’s financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common limited partnership interests in the Operating Partnership, which are accounted for as partners’ capital by the Operating Partnership.

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

PROLOGIS

PART 1.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Investments in real estate properties	$25,592,354	$12,879,641
Less accumulated depreciation	1,908,152	1,595,678

Net investments in real estate properties	23,684,202	11,283,963
Investments in and advances to unconsolidated investees	2,900,646	2,024,661
Notes receivable backed by real estate	354,254	302,144
Assets held for sale	89,519	574,791

Net investments in real estate	27,028,621	14,185,559
Cash and cash equivalents	216,749	37,634
Restricted cash	77,798	27,081
Accounts receivable	216,423	58,979
Other assets	1,046,713	593,414

Total assets	$28,586,304	$14,902,667

LIABILITIES AND EQUITY
Liabilities:
Debt	$12,147,277	$6,506,029
Accounts payable and accrued expenses	633,044	388,536
Other liabilities	1,201,624	467,998
Liabilities related to assets held for sale	2,393	19,749

Total liabilities	13,984,338	7,382,312

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	350,000
Common stock; $0.01 par value; 459,058 shares issued and 458,254 shares outstanding at September 30, 2011 and 254,482 shares issued and outstanding at December 31, 2010	4,591	2,545
Additional paid-in capital	16,365,582	9,671,560
Accumulated other comprehensive loss	(102,546)	(3,160)
Distributions in excess of net earnings	(2,916,997)	(2,515,722)

Total Prologis, Inc. stockholders’ equity	13,932,830	7,505,223
Noncontrolling interests	669,136	15,132

Total equity	14,601,966	7,520,355

Total liabilities and equity	$28,586,304	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$462,539	$194,018	$960,779	$568,816
Private capital revenue	34,578	29,812	97,389	87,881
Development management and other income	4,276	4,784	17,515	8,494

Total revenues	501,393	228,614	1,075,683	665,191

Expenses:
Rental expenses	126,994	56,531	270,760	166,207
Private capital expenses	17,080	9,829	39,228	30,079
General and administrative expenses	53,341	34,959	144,364	115,886
Merger, acquisition and other integration expenses	12,683	—	121,723	—
Depreciation and amortization	196,558	83,220	403,027	235,903
Other expenses	3,971	8,338	14,242	17,621

Total expenses	410,627	192,877	993,344	565,696

Operating income	90,766	35,737	82,339	99,495
Other income (expense):
Earnings from unconsolidated investees, net	30,975	9,225	56,015	20,502
Interest expense	(136,064)	(120,233)	(339,579)	(349,132)
Impairment of other assets	—	—	(103,823)	—
Interest and other income (expense), net	4,643	7,375	7,341	5,833
Gains on acquisitions and dispositions of investments in real estate, net	8,396	35,922	114,650	58,688
Foreign currency exchange and derivative gains (losses), net	52,525	6,144	43,643	2,626
Loss on early extinguishment of debt, net	(298)	(1,791)	(298)	(48,449)

Total other income (expense)	(39,823)	(63,358)	(222,051)	(309,932)

Earnings (loss) before income taxes	50,943	(27,621)	(139,712)	(210,437)
Current income tax expense (benefit)	(4,611)	5,499	7,205	15,850
Deferred income tax expense (benefit)	1,773	1,956	2,755	(40,442)

Total income tax expense (benefit)	(2,838)	7,455	9,960	(24,592)

Earnings (loss) from continuing operations	53,781	(35,076)	(149,672)	(185,845)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	677	18,557	10,204	59,102
Net gains on dispositions, net of related impairment charges and taxes	11,410	8,026	21,545	17,153

Total discontinued operations	12,087	26,583	31,749	76,255

Consolidated net earnings (loss)	65,868	(8,493)	(117,923)	(109,590)
Net earnings attributable to noncontrolling interests	(23)	(190)	(308)	(634)

Net earnings (loss) attributable to controlling interests	65,845	(8,683)	(118,231)	(110,224)
Less preferred share dividends	10,409	6,369	24,420	19,107

Net earnings (loss) attributable to common shares	$55,436	$(15,052)	$(142,651)	$(129,331)

Weighted average common shares outstanding - Basic	458,256	212,945	340,923	212,611

Weighted average common shares outstanding - Diluted	462,408	212,945	340,923	212,611

Net earnings (loss) per share attributable to common shares - Basic:
Continuing operations	$0.09	$(0.19)	$(0.51)	$(0.97)
Discontinued operations	0.03	0.12	0.09	0.36

Net earnings (loss) per share attributable to common shares - Basic	$0.12	$(0.07)	$(0.42)	$(0.61)

Net earnings (loss) per share attributable to common shares - Diluted:
Continuing operations	$0.09	$(0.19)	$(0.51)	$(0.97)
Discontinued operations	0.03	0.12	0.09	0.36

Net earnings (loss) per share attributable to common shares - Diluted	$0.12	$(0.07)	$(0.42)	$(0.61)

Distributions per common share	$0.28	$0.34	$0.78	$1.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2011

(Unaudited)

(In thousands)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Non- controlling interests
	Preferred Stock	Number of Shares	Par Value					Total Equity
Balance as of January 1, 2011	$350,000	254,482	$2,545	$9,671,560	$(3,160)	$(2,515,722)	$15,132	$7,520,355
Consolidated net earnings (loss)	—	—	—	—	—	(118,231)	308	(117,923)
Merger and ProLogis European Properties (“PEPR”) acquisition	232,200	169,626	1,696	5,581,415	—	—	716,604	6,531,915
Issuances of stock in equity offering, net of issuance costs	—	34,500	345	1,111,787	—	—	—	1,112,132
Issuance (repurchase) of common stock under common stock plans, net of issuance costs	—	450	5	(8,914)	—	—	—	(8,909)
Acquisition of interest in consolidated entity	—	—	—	—	—	—	(27,412)	(27,412)
Distributions and allocations	—	—	—	9,734	—	(283,044)	(36,570)	(309,880)
Foreign currency translation gains (losses), net	—	—	—	—	(91,109)	—	1,074	(90,035)
Unrealized loss and amortization on derivative contracts, net	—	—	—	—	(8,277)	—	—	(8,277)

Balance as of September 30, 2011	$582,200	459,058	$4,591	$16,365,582	$(102,546)	$(2,916,997)	$669,136	$14,601,966

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Net loss attributable to controlling interests	$(118,231)	$(110,224)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(91,109)	34
Unrealized losses and amortization on derivative contracts, net	(8,277)	(24,940)

Comprehensive loss attributable to common stock	$(217,617)	$(135,130)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Consolidated net loss	$(117,923)	$(109,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-lined rents	(43,273)	(30,433)
Cost of stock-based compensation awards, net	22,408	17,258
Depreciation and amortization	405,580	267,354
Earnings from unconsolidated investees	(56,015)	(20,502)
Changes in operating receivables and distributions from unconsolidated investees	36,542	70,362
Amortization of debt and lease intangibles	35,892	58,439
Non-cash merger expenses	17,823	—
Impairment of real estate properties and other assets	103,823	3,296
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(23,461)	(17,153)
Gains recognized on property acquisitions and dispositions, net	(114,650)	(58,688)
Loss on early extinguishment of debt, net	298	48,449
Unrealized foreign currency and derivative gains, net	(45,035)	(2,609)
Deferred income tax expense (benefit)	2,755	(40,442)
Decrease (increase) in restricted cash, accounts receivable and other assets	(36,999)	5,078
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(82,818)	33,780

Net cash provided by operating activities	104,947	224,599

Investing activities:
Real estate investments	(782,506)	(376,391)
Tenant improvements and lease commissions on previously leased space	(55,726)	(38,862)
Non-development capital expenditures	(37,425)	(21,288)
Investments in and advances to unconsolidated investees	(9,671)	(265,059)
Return of investment from unconsolidated investees	114,375	76,990
Proceeds from dispositions of real estate properties	812,186	603,460
Proceeds from repayment of notes receivable	6,450	13,639
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	(81,000)
Cash acquired in connection with AMB merger	234,045	—
Acquisition of PEPR, net of cash received	(1,025,251)	—

Net cash used in investing activities	(798,523)	(88,511)

Financing activities:
Issuance of common stock, net	1,156,493	29,887
Distributions paid on common stock	(257,760)	(215,923)
Dividends paid on preferred stock	(23,013)	(19,062)
Noncontrolling interest distributions, net	(11,130)	(535)
Debt and equity issuance costs paid	(72,590)	(28,300)
Net proceeds from (payments on) credit facilities	377,779	(305,413)
Repurchase of debt	(243,316)	(1,411,148)
Proceeds from issuance of debt	885,820	1,853,134
Payments on debt	(938,264)	(54,428)

Net cash provided by (used in) financing activities	874,019	(151,788)

Effect of foreign currency exchange rate changes on cash	(1,328)	(863)
Net increase (decrease) in cash and cash equivalents	179,115	(16,563)
Cash and cash equivalents, beginning of period	37,634	34,362

Cash and cash equivalents, end of period	$216,749	$17,799

See Note 16 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Investments in real estate properties	$25,592,354	$12,879,641
Less accumulated depreciation	1,908,152	1,595,678

Net investments in real estate properties	23,684,202	11,283,963
Investments in and advances to unconsolidated investees	2,900,646	2,024,661
Notes receivable backed by real estate	354,254	302,144
Assets held for sale	89,519	574,791

Net investments in real estate	27,028,621	14,185,559
Cash and cash equivalents	216,749	37,634
Restricted cash	77,798	27,081
Accounts receivable	216,423	58,979
Other assets	1,046,713	593,414

Total assets	$28,586,304	$14,902,667

LIABILITIES AND CAPITAL
Liabilities:
Debt	$12,147,277	$6,506,029
Accounts payable and accrued expenses	633,044	388,536
Other liabilities	1,201,624	467,998
Liabilities related to assets held for sale	2,393	19,749

Total liabilities	13,984,338	7,382,312

Capital:
Partners’ capital:
General partner - preferred	582,200	350,000
General partner - common	13,350,630	7,155,223
Limited partners	59,877	—

Total partners’ capital	13,992,707	7,505,223
Noncontrolling interests	609,259	15,132

Total capital	14,601,966	7,520,355

Total liabilities and capital	$28,586,304	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$462,539	$194,018	$960,779	$568,816
Private capital revenue	34,578	29,812	97,389	87,881
Development management and other income	4,276	4,784	17,515	8,494

Total revenues	501,393	228,614	1,075,683	665,191

Expenses:
Rental expenses	126,994	56,531	270,760	166,207
Private capital expenses	17,080	9,829	39,228	30,079
General and administrative expenses	53,341	34,959	144,364	115,886
Merger, acquisition and other integration expenses	12,683	—	121,723	—
Depreciation and amortization	196,558	83,220	403,027	235,903
Other expenses	3,971	8,338	14,242	17,621

Total expenses	410,627	192,877	993,344	565,696

Operating income	90,766	35,737	82,339	99,495
Other income (expense):
Earnings from unconsolidated investees, net	30,975	9,225	56,015	20,502
Interest expense	(136,064)	(120,233)	(339,579)	(349,132)
Impairment of other assets	—	—	(103,823)	—
Interest and other income (expense), net	4,643	7,375	7,341	5,833
Gains on acquisitions and dispositions of investments in real estate, net	8,396	35,922	114,650	58,688
Foreign currency exchange and derivative gains (losses), net	52,525	6,144	43,643	2,626
Loss on early extinguishment of debt, net	(298)	(1,791)	(298)	(48,449)

Total other income (expense)	(39,823)	(63,358)	(222,051)	(309,932)

Earnings (loss) before income taxes	50,943	(27,621)	(139,712)	(210,437)
Current income tax expense (benefit)	(4,611)	5,499	7,205	15,850
Deferred income tax expense (benefit)	1,773	1,956	2,755	(40,442)

Total income tax expense (benefit)	(2,838)	7,455	9,960	(24,592)

Earnings (loss) from continuing operations	53,781	(35,076)	(149,672)	(185,845)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	677	18,557	10,204	59,102
Net gains on dispositions, net of related impairment charges and taxes	11,410	8,026	21,545	17,153

Total discontinued operations	12,087	26,583	31,749	76,255

Consolidated net earnings (loss)	65,868	(8,493)	(117,923)	(109,590)
Net earnings attributable to noncontrolling interests	(553)	(190)	(838)	(634)

Net earnings (loss) attributable to controlling interests	65,315	(8,683)	(118,761)	(110,224)
Less preferred unit dividends	10,409	6,369	24,420	19,107

Net earnings (loss) attributable to common unitholders	$54,906	$(15,052)	$(143,181)	$(129,331)

Weighted average common units outstanding - Basic	460,315	212,945	341,828	212,611

Weighted average common units outstanding - Diluted	462,408	212,945	341,828	212,611

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$0.09	$(0.19)	$(0.51)	$(0.97)
Discontinued operations	0.03	0.12	0.09	0.36

Net earnings (loss) per unit attributable to common unitholders - Basic	$0.12	$(0.07)	$(0.42)	$(0.61)

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$0.09	$(0.19)	$(0.51)	$(0.97)
Discontinued operations	0.03	0.12	0.09	0.36

Net earnings (loss) per unit attributable to common unitholders - Diluted	$0.12	$(0.07)	$(0.42)	$(0.61)

Distributions per common unit	$0.28	$0.34	$0.78	$1.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2011

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2011	12,000	$350,000	254,482	$7,155,223	—	$—	$15,132	$7,520,355
Consolidated net earnings (loss)	—	—	—	(118,231)	—	(530)	838	(117,923)
Merger and PEPR acquisition	9,300	232,200	169,626	5,583,111	2,059	70,141	646,463	6,531,915
Issuance of units in exchange for contributions of equity offering proceeds	—	—	34,500	1,112,132	—	—	—	1,112,132
Issuance (repurchase) of common units	—	—	450	(8,909)	—	—	—	(8,909)
Acquisition of interest in consolidated entity	—	—	—	—	—	—	(27,412)	(27,412)
Distributions and allocations	—	—	—	(273,310)	—	(9,734)	(26,836)	(309,880)
Foreign currency translation gains (losses), net	—	—	—	(91,109)	—	—	1,074	(90,035)
Unrealized loss and amortization on derivative contracts, net	—	—	—	(8,277)	—	—	—	(8,277)

Balance as of September 30, 2011	21,300	$582,200	459,058	$13,350,630	2,059	$59,877	$609,259	$14,601,966

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Net loss attributable to controlling interests	$(118,761)	$(110,224)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(91,109)	34
Unrealized losses and amortization on derivative contracts, net	(8,277)	(24,940)

Comprehensive loss attributable to common unitholders	$(218,147)	$(135,130)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Consolidated net loss	$(117,923)	$(109,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-lined rents	(43,273)	(30,433)
Cost of stock-based compensation awards, net	22,408	17,258
Depreciation and amortization	405,580	267,354
Earnings from unconsolidated investees	(56,015)	(20,502)
Changes in operating receivables and distributions from unconsolidated investees	36,542	70,362
Amortization of debt and lease intangibles	35,892	58,439
Non-cash merger expenses	17,823	—
Impairment of real estate properties and other assets	103,823	3,296
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(23,461)	(17,153)
Gains recognized on property acquisitions and dispositions, net	(114,650)	(58,688)
Loss on early extinguishment of debt, net	298	48,449
Unrealized foreign currency and derivative gains, net	(45,035)	(2,609)
Deferred income tax expense (benefit)	2,755	(40,442)
Decrease (increase) in restricted cash, accounts receivable and other assets	(36,999)	5,078
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(82,818)	33,780

Net cash provided by operating activities	104,947	224,599

Investing activities:
Real estate investments	(782,506)	(376,391)
Tenant improvements and lease commissions on previously leased space	(55,726)	(38,862)
Non-development capital expenditures	(37,425)	(21,288)
Investments in and advances to unconsolidated investees	(9,671)	(265,059)
Return of investment from unconsolidated investees	114,375	76,990
Proceeds from dispositions of real estate properties	812,186	603,460
Proceeds from repayment of notes receivable	6,450	13,639
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	(81,000)
Cash acquired in connection with AMB merger	234,045	—
Acquisition of PEPR, net of cash received	(1,025,251)	—

Net cash used in investing activities	(798,523)	(88,511)

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions	1,156,493	29,887
Distributions paid on common partnership units	(257,760)	(215,923)
Dividends paid on preferred units	(23,013)	(19,062)
Noncontrolling interest distributions, net	(11,130)	(535)
Debt and equity issuance costs paid	(72,590)	(28,300)
Net proceeds from (payments on) credit facilities	377,779	(305,413)
Repurchase of debt	(243,316)	(1,411,148)
Proceeds from issuance of debt	885,820	1,853,134
Payments on debt	(938,264)	(54,428)

Net cash provided by (used in) financing activities	874,019	(151,788)

Effect of foreign currency exchange rate changes on cash	(1,328)	(863)
Net increase (decrease) in cash and cash equivalents	179,115	(16,563)
Cash and cash equivalents, beginning of period	37,634	34,362

Cash and cash equivalents, end of period	$216,749	$17,799

See Note 16 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global, regional and other distribution markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: direct owned and private capital. Our direct owned segment represents the direct long-term ownership of industrial properties. Our private capital segment represents the long-term management of property funds and other unconsolidated investees, and the properties they own. See Note 15 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and Operating Partnership collectively.

As of September 30, 2011, the REIT owned an approximate 99.55% general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an accounting standard update that eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity, and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This accounting standard update is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. We do not expect the guidance to impact our Consolidated Financial Statements.

In May 2011, the FASB issued an accounting standard update to amend the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. The amendments will be effective for us on January 1, 2012 and we do not expect to have a material impact to our Consolidated Financial Statements.

In December 2010, the FASB updated the accounting standard related to business combinations that requires public entities to disclose certain pro forma information about revenues and earnings of the combined entity within the notes to the financial statements. As a result of the Merger

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

In July 2010, the FASB issued an accounting standard update that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. We adopted the expanded disclosure requirements for ending balances applicable to our Notes Receivable Backed by Real Estate as of December 31, 2010. Disclosures regarding activity that occurs during the reporting period were effective beginning January 1, 2011. See Note 5 for disclosure of this activity for the nine months ended September 30, 2011.

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

Merger of AMB and ProLogis

As discussed above, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders hold the largest portion of the voting rights in the merged entity and ProLogis appointees represent the majority of the Board of Directors. In our Consolidated Financial Statements, the historical results of ProLogis are included for the entire period presented and the results of AMB are included subsequent to the Merger.

As ProLogis was the accounting acquirer, the calculation of the purchase price for accounting purposes is based on the price of ProLogis common shares and common shares ProLogis would have had to issue to achieve a similar ownership split between AMB and ProLogis stockholders. We estimated the fair value of the pre-combination portion of AMB’s stock-based compensation awards based on market data and, in the case of the stock options, we used a Black-Scholes model to estimate the fair value of these awards as of the Merger date. An adjustment was made to equity for the vested portion while the unvested portion will be expensed over the remaining service period. The purchase price allocation reflects aggregate consideration of approximately $5.9 billion, as calculated below (in millions, except price per share):

ProLogis shares and limited partnership units outstanding at June 2, 2011 (60% of total shares of the combined company)	571.4
Total shares of the combined company (for accounting purposes)	952.3

Number of AMB shares to be issued (40% of total shares of the combined company)	380.9
Multiplied by price of ProLogis common share on June 2, 2011	$15.21

Consideration associated with common shares issued	$5,794.1
Add consideration associated with share based payment awards	62.4

Total consideration	$5,856.5

The allocation of the purchase price requires a significant amount of judgment. While the current allocation of the purchase price is substantially complete, these allocations are subject to revision. We do not expect future revisions to have a significant impact on our financial position or results of operations. The allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$8,133.8
Investments in and advances to unconsolidated investees	1,588.2
Cash, accounts receivable and other assets	741.5
Debt	(3,646.7)
Accounts payable, accrued expenses and other liabilities	(447.5)
Noncontrolling interests	(512.8)

Total purchase price	$5,856.5

Acquisition of ProLogis European Properties

In April 2011, we purchased 11.1 million ordinary units of PEPR, increasing our ownership interest to approximately 39%, and launched a mandatory tender offer to acquire any or all of the outstanding ordinary units and convertible preferred units of PEPR that we did not own at that time. On May 25, 2011, we settled our mandatory tender offer that resulted in the acquisition of an additional 96.5 million ordinary units and 2.7 million convertible preferred units of PEPR. During all of the second quarter of 2011, we made aggregate cash purchases totaling €715.8 million ($1.0 billion). We funded the purchases through borrowings under our global line of credit and a new €500 million bridge facility, which was subsequently repaid with proceeds from our June equity offering (“June 2011 Equity Offering”).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Upon completion of the tender offer, we met the requirements to consolidate PEPR. In accordance with the accounting rules for business combinations, we marked our equity investment in PEPR from carrying value to fair value of approximately €486 million, which resulted in the recognition of a gain of €59.6 million ($85.9 million). The fair value was based on the trading price and our acquisition price for the PEPR units previously outstanding and purchased during the tender offer period, respectively. As of September 30, 2011, we owned approximately 93.7% of the voting ordinary units of PEPR and 94.9% of the convertible preferred units.

We have allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion or ($1.6 billion) as set forth below. The allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired and is subject to change. The primary areas of the purchase price allocation that are not yet completed relate to the valuation of the intangible lease assets associated with the real estate portfolio of PEPR of 232 industrial buildings in 11 countries in Europe aggregating approximately 53.0 million square feet. The allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$4,497.6
Cash, accounts receivable and other assets	137.6
Debt	(2,240.7)
Accounts payable, accrued expenses and other liabilities	(633.9)
Noncontrolling interests	(133.7)

Total purchase price	$1,626.9

The allocations for the Merger and the PEPR acquisition were based on our assessment of the fair value of the acquired assets and liabilities, as summarized below.

Investments in Real Estate Properties- We estimated the fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions included origination costs and discount and capitalization rates. Discount and capitalization rates were determined by market based on recent appraisals, transactions or other market data. The fair value also includes a portfolio premium that we estimate a third party would be willing to pay for the entire portfolio. Our valuations were based, in part, on a valuation prepared by an independent valuation firm.

Investments in Unconsolidated Investees- We estimated the fair value of the investee by using similar valuation methods as those used for consolidated real estate properties and debt and, based on our ownership interest in each entity, estimated the fair value our investment.

Intangible Assets- The fair value of in place leases was calculated based upon our estimate of the costs to obtain tenants, primarily leasing commissions, in each of the applicable markets. An asset or liability was recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. The recognition of value of existing investment management agreements was calculated by discounting future expected cash flows under these agreements. Our valuations of the intangible assets were based, in part, on a valuation prepared by an independent valuation firm.

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

Pro forma Information

The following unaudited pro forma financial information presents our results as though the Merger and the acquisition of PEPR as well as the June 2011 Equity Offering that was used to fund the PEPR acquisition had been consummated as of January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Merger and also does not include any merger and integration expenses. The results for the nine months ended September 30, 2011 included approximately four months of actual results for both the Merger and the PEPR acquisition and five months of pro forma adjustments. Actual results in 2011 included rental income and rental expenses of the acquired properties of $325.3 million and $86.7 million, respectively.

	Three Months Ended September 30,	Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2010	2011	2010
Total revenues	$512,763	$1,497,447	$1,519,865
Net loss attributable to common shares	$(37,328)	$(44,301)	$(217,569)
Net loss per share attributable to common shares - basic	$(0.09)	$(0.10)	$(0.52)
Net loss per share attributable to common shares - diluted	$(0.09)	$(0.10)	$(0.52)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

These results include certain adjustments, primarily decreased revenues resulting from the amortization of the asset or liability from the acquired leases with favorable or unfavorable rents relative to estimated market rents and amortization of acquired management contracts, increased depreciation and amortization expense resulting from the adjustment of real estate assets to estimated fair value and recognition of intangible assets related to in-place leases and acquired management contracts, and decreased interest expense due to the accretion of the fair value adjustment of debt.

3.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	September 30, 2011 (1)	December 31, 2010
Industrial portfolio (2):
Improved land	$4,978,074	$2,527,972
Buildings and improvements	17,496,132	8,186,827
Development portfolio, including cost of land (3)	676,019	365,362
Land (4)	1,972,277	1,533,611
Other real estate investments (5)	469,852	265,869

Total investments in real estate properties	25,592,354	12,879,641
Less accumulated depreciation	1,908,152	1,595,678

Net investments in properties	$23,684,202	$11,283,963

(1)	Included in the balances at September 30, 2011 are the real estate properties acquired in connection with the acquisition of PEPR and the Merger. See Note 2 for further details.
(2)	At September 30, 2011 and December 31, 2010, we owned 1,895 and 985 industrial properties consisting of 302.5 million square feet and 168.5 million square feet, respectively. Of the properties owned at September 30, 2011, 684 properties consisting of 80.8 million square feet were acquired in the Merger and 230 properties consisting of 52.6 million square feet were acquired in the PEPR acquisition.
(3)	At September 30, 2011, the development portfolio consisted of 21 properties aggregating 6.1 million square feet under development and 6 properties aggregating 2.7 million square feet of pre-stabilized completed properties. Of these properties, 13 properties consisting of 3.7 million square feet were acquired in the Merger. At December 31, 2010, 14 properties aggregating 4.9 million square feet were under development. Our total expected investment upon completion of the development portfolio at September 30, 2011 was $1.1 billion, including land, development and leasing costs.
(4)	Land consisted of 10,870 acres at September 30, 2011, of which 2,257 acres were acquired in the Merger, and 8,990 acres at December 31, 2010.
(5)	Included in other investments are: (i) certain mixed-use properties and office buildings available for lease; (ii) our corporate office buildings, which we occupy; (iii) land subject to ground leases; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) parking lots; (vi) costs incurred related to future development projects, including purchase options on land; and (vii) earnest money deposits associated with potential acquisitions.

At September 30, 2011, excluding our assets held for sale, we owned real estate properties in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and Singapore).

During the three and nine months ended September 30, 2011, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in continuing operations of $8.4 million and $114.7 million, respectively. This includes gains principally recognized in the second quarter related to the recognition of an $85.9 million gain from the consolidation of PEPR (See Note 2), $13.5 million gain from the acquisition of a controlling interest in a joint venture in Japan and the contribution of properties to unconsolidated property funds.

When we contribute real estate properties to a property fund or joint venture in which we have an ownership interest, we defer a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. Due to our continuing involvement through our ownership in the unconsolidated investee, these dispositions are not included in discontinued operations. See Note 7 for further discussion of properties we sold to third parties that are reported in discontinued operations.

During the nine months ended September 30, 2011, we recognized a $5.2 million charge for estimated repairs related primarily to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011. This charge was included in Interest and Other Income (Expense), Net on the Consolidated Statements of Operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Unconsolidated Investees

Summary of Investments

Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

	September 30, 2011	December 31, 2010
Unconsolidated property funds	$2,514,045	$1,890,016
Other unconsolidated investees	386,601	134,645

Totals	$2,900,646	$2,024,661

Unconsolidated Property Funds

As of September 30, 2011 we had investments in 15 unconsolidated property funds that own portfolios of operating industrial properties and may also develop properties, and one property fund that has obtained commitments but does not own any properties. In addition to property and asset management fees, we may earn fees for acting as manager of the property funds and the properties they own. We may earn fees by providing other services including, but not limited to, leasing, construction, development and financing. We may also earn incentive performance returns based on the investors’ returns over a specified period.

Summarized information regarding our investments in the unconsolidated property funds is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (loss) from unconsolidated property funds:
Americas	$18,931	$(26)	$23,557	$(8,225)
Europe	8,706	7,330	23,478	20,993
Asia	218	151	1,387	537

Total earnings from unconsolidated property funds, net	$27,855	$7,455	$48,422	$13,305

Private capital revenue:
Americas	$19,291	$16,048	$45,405	$46,236
Europe	8,612	12,475	35,743	37,742
Asia	4,808	187	7,344	563

Total private capital revenue	32,711	28,710	88,492	84,541
Development management and other income - Europe	—	2,020	5,943	2,020

Total	$32,711	$30,730	$94,435	$86,561

Private capital revenues include fees and incentives we earn for services provided to our unconsolidated property funds (shown above), as well as fees earned from other investees and third parties of $1.9 million and $8.9 million during the three and nine months ended September 30, 2011, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2010, respectively.

Information about our investments in the unconsolidated property funds is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
Unconsolidated property funds by region	September 30, 2011	December 31, 2010	September 30, 2011 (1)	December 31, 2010
Americas (2)	28.7%	28.5%	$1,600,411	$936,369
Europe (3)	31.3%	31.3%	668,936	936,931
Asia (4)	19.5%	20.0%	244,698	16,716

Totals	28.5%	29.8%	$2,514,045	$1,890,016

(1)	Investments at September 30, 2011 include those acquired in connection with the Merger, offset by the removal of PEPR, which was an unconsolidated property fund and is now reflected on a consolidated basis (see Note 2 for more details).
(2)	We acquired investments in three property funds through the Merger.
(3)	We acquired investments in two property funds through the Merger, one of which does not own any properties, offset by the consolidation of PEPR.
(4)	We acquired investments in a property fund in each of China and Japan through the Merger.

During the second quarter of 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in property funds. This included one investment in the U.S., Prologis North American Industrial Fund III, where our carrying value exceeded the estimated fair value of $31.5 million based on unobservable Level 3 inputs (see Note 14 for information on fair value measurements). The property fund has not had the same appreciation in value in its portfolio that we have experienced in our consolidated portfolio and in several of our other property funds. Based on the duration of time that the value of our investment has been less than carrying value and

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

the lack of recovery as compared to our other real estate investments, we no longer believe the decline to be temporary. Also included was our investment in a property fund in South Korea that we sold to our fund partner in July 2011. We had previously recognized an impairment associated with this investment due to the decline in value that we believed to be other than temporary.

Equity Commitments Related to Certain Unconsolidated Property Funds

Certain unconsolidated property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash. Our fund partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe and Mexico to these respective funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the property funds, our liquidity needs and other factors, we may make contributions of properties to these property funds through the remaining commitment period.

The following table is a summary of remaining equity commitments as of September 30, 2011(in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended	(1)
Fund Partners	$182.0

Prologis Brazil Logistics Partners Fund 1 (2)
Prologis	$147.7	December 2013
Fund Partner	$147.7

Prologis SGP Mexico (3)
Prologis	$24.6	(3)
Fund Partner	$98.1

Europe Logistics Venture 1 (4)
Prologis	$94.8	February 2014
Fund Partner	$537.2

Prologis China Logistics Venture 1 (5)
Prologis	$72.9	March 2015
Fund Partner	$413.1

Total
Prologis	$340.0
Fund Partners	$1,478.1

(1)	This equity commitment was used in October 2011 as we contributed 40 properties to this property fund for total proceeds of approximately $320 million.
(2)	We have a 50% equity interest in a Brazilian real denominated consolidated property fund with a third-party university endowment partner. The property fund does not hold any properties directly, but holds a 50% equity interest in several unconsolidated ventures established with a third party. This results in an effective 25% equity interest in the joint ventures’ underlying assets and a 25% equity commitment to the unconsolidated joint ventures.
(3)	These equity commitments will be called only to pay outstanding debt of the property fund. The debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.
(4)	Equity commitments are denominated in euro and reported above in U.S. dollars.
(5)	We contributed four development properties for total proceeds of $7.9 million during the three and nine months ended September 30, 2011.

In addition to the funds listed above, we also obtained additional equity commitments of €82 million (approximately $110.3 million) in October 2011 in an unconsolidated property fund, Prologis Targeted European Logistics Fund. Some of this equity was called in October 2011 to cover the contribution of two properties for total proceeds of €31.1 million (approximately $43 million). We also have a consolidated property fund in Mexico, Prologis Mexico Fondo Logistico, to which we have an equity commitment of $59.0 million and our fund partners have an equity commitment of $235.8 million. If we contribute a property to a consolidated property fund, the property is still reflected in our Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties.

Summarized financial information of the unconsolidated property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2011	Americas	Europe	Asia	Total
For the three months ended September 30, 2011 (1):
Revenues	$256.5	$123.2	$38.2	$417.9
Net earnings (loss) (2)	$27.3	$26.3	$(3.5)	$50.1
For the nine months ended September 30, 2011 (1):
Revenues	$624.9	$482.9	$56.3	$1,164.1
Net earnings (loss) (2)	$(2.6)	$64.1	$1.1	$62.6
As of September 30, 2011:
Total assets	$11,930.3	$5,995.8	$2,312.3	$20,238.4
Amounts due to us (3)	$96.2	$15.1	$22.2	$133.5
Third party debt (4)	$5,915.2	$2,177.3	$974.2	$9,066.7
Total liabilities and noncontrolling interest	$6,329.6	$2,646.2	$1,110.6	$10,086.4
Fund partners’ equity	$5,600.7	$3,349.6	$1,201.7	$10,152.0
Our weighted average ownership (5)	28.7%	31.3%	19.5%	28.5%
Our investment balance (6)	$1,600.4	$668.9	$244.7	$2,514.0
Deferred gains, net of amortization (7)	$229.3	$190.1	$—	$419.4

2010	Americas	Europe	Asia	Total
For the three months ended September 30, 2010 (1):
Revenues	$199.5	$171.4	$2.8	$373.7
Net earnings (loss) (8)	$(16.3)	$14.5	$0.8	$(1.0)
For the nine months ended September 30, 2010 (1):
Revenues	$600.6	$527.6	$8.4	$1,136.6
Net earnings (loss) (8)	$(73.6)	$37.7	$2.7	$(33.2)
As of December 31, 2010:
Total assets	$8,082.2	$8,176.7	$127.3	$16,386.2
Amounts due to (from) us (3)	$117.3	$(5.9)	$0.2	$111.6
Third party debt (4)	$4,196.2	$3,476.8	$49.2	$7,722.2
Total liabilities and noncontrolling interest	$4,529.8	$4,137.6	$52.9	$8,720.3
Fund partners’ equity	$3,552.4	$4,039.1	$74.4	$7,665.9
Our weighted average ownership (5)	28.5%	31.3%	20.0%	29.8%
Our investment balance (6)	$936.4	$936.9	$16.7	$1,890.0
Deferred gains, net of amortization (7)	$235.1	$297.1	$—	$532.2

(1)	Amounts include approximately three and four months of activity in the three and nine months ended September 30, 2011, respectively, from the investments acquired through the Merger. Amounts also include PEPR through May 2011 while accounted for on the equity method.
(2)	Included in net earnings (loss) is a gain of $33.6 million for the Americas from the disposition of 13 properties by one of our property funds. Also included in the net earnings (loss) in Europe is a gain of $6.4 million from the acquisition of a property by one of our property funds.
(3)	As of both September 30, 2011 and December 31, 2010, we had notes receivable outstanding aggregating $21.4 million from one property fund. We also have a note receivable from another property fund that is secured by real estate and is included in Notes Receivable Backed by Real Estate (see Note 5). The remaining amounts represent current balances from services provided by us to the property funds.
(4)	As of September 30, 2011 and December 31, 2010, we had not generally guaranteed the third party debt of the property funds. We have pledged direct owned properties, with an undepreciated cost of $276.0 million, to serve as additional collateral for the secured mortgage loan of one property fund payable to an affiliate of our fund partner.
(5)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
(6)	The difference between our ownership interest in the property fund’s equity and our investment balance results principally from: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund, and (iii) advances to the property fund.
(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
(8)

There were net losses of $6.3 million and $24.9 million for the three and nine months ended September 30, 2010, respectively, associated with interest rate contracts that no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recognized within earnings, along with the gain or loss upon settlement. All derivatives were settled in 2010; therefore, there is no impact in 2011. Also included in net earnings (loss) in the Americas

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

is a loss of $12.4 million for the nine months ended September 30, 2010 due to the impairment on an operating building in one of the property funds.

Other unconsolidated investees

In connection with the Merger, we acquired several investments in joint ventures that own industrial and retail properties, perform development activity and hold a mortgage debt investment. We also had investments in entities that owned non-core properties, which were disposed of in late 2010 and in the first half of 2011.

Our investments in and advances to these entities was as follows (in thousands):

	September 30, 2011	December 31, 2010
Americas	$312,631	$17,508
Europe	42,764	49,857
Asia (1)	31,206	67,280

Total investments in and advances to unconsolidated investees	$386,601	$134,645

(1)	In April 2011, we acquired the remaining interest in a joint venture that owned one property in Japan. As a result, we marked our ownership interest to fair value, resulting in a gain of $13.5 million and we now report the property on a consolidated basis.

5.	Notes Receivable Backed by Real Estate

The activity on the notes receivable backed by real estate for the nine months ended September 30, 2011 is as follows (in thousands):

	$188 million Preferred Equity Interest (1)	$55 million Preferred Equity Interest (2)	ProLogis NAIF II Secured Mortgage Receivable (3)	Other Notes Receivable (4)	Total
Balance as of December 31, 2010	$189,550	$—	$81,540	$31,054	$302,144
Investment	—	55,000	—	—	55,000
Principal payment received	—	—	(2,676)	—	(2,676)
Accrued interest, (interest payments received), net	(1,550)	970	—	—	(580)
Impact of changes in foreign currency exchange rates	—	—	—	366	366

Balance as of September 30, 2011	$188,000	$55,970	$78,864	$31,420	$354,254

(1)	We entered into this Preferred Equity Interest in the fourth quarter of 2010 through a sale of a portfolio of industrial properties. We earn a preferred return and partial or full redemption can occur at any time at the buyer’s discretion or after the five-year anniversary at our discretion.
(2)	In the first quarter of 2011, we completed the sale of a portfolio of retail, mixed-use and other non-core assets to a third party. As part of the transaction, we invested approximately $55 million in a preferred equity interest in a subsidiary of the buyer. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% for the fifth year. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion.
(3)	During the first quarter of 2011, one of the properties securing this note was sold and the proceeds were used to pay down the balance on the note. As of September 30, 2011 this note is secured by 12 properties.
(4)	This represents a receivable related to an investment we made in 2007 in an entity that develops retail and mixed use properties in Europe. During 2008 and 2009, in connection with our evaluation of the recoverability of our investment in and advances to this entity, we recorded impairment charges of $114 million and $115 million, respectively, based on the circumstances and our estimate of future cash flows at that time. In 2010, in connection with a restructuring and plan of liquidation, we received $11 million in payments on the receivable. During the third quarter of 2011, this entity went into administration in the United Kingdom. We are currently working with the administrators to recover value under our secured interests. Based on the information available to us at this time, we expect to recover our investments. We will continue to evaluate and adjust our investment, if appropriate.

6.	Other Assets and Other Liabilities:

Other assets consisted of the following, net of amortization and depreciation, if applicable, as of September 30, 2011 and December 31, 2010 (in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	2011	2010
Lease intangible assets	$330,151	$116,993
Straight-line rents assets	161,535	112,284
Investment management contracts	134,445	24,066
Prepaid assets	119,250	52,272
Value added tax and other tax receivables	113,624	72,289
Goodwill	25,280	32,760
Other	162,428	182,750

Total	$1,046,713	$593,414

Other liabilities consisted of the following, net of amortization, if applicable, as of September 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Deferred income taxes	$604,302	$90,471
Tenant security deposits	160,998	71,982
Value added tax and other tax liabilities	79,904	80,188
Unearned rent	118,810	36,776
Deferred income	52,750	53,931
Lease intangible liabilities	24,724	737
Other	160,136	133,913

Total	$1,201,624	$467,998

Included in certain balances of Other Assets and Other Liabilities as of September 30, 2011 are the purchase price allocations for the Merger and the PEPR acquisition. See Note 2.

7.	Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As of September 30, 2011, we had two land parcels and five operating properties that met the criteria as held for sale. The amounts included in Assets Held for Sale include real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the nine months ended September 30, 2011, we disposed of 54 properties aggregating 4.8 million square feet to third parties, most of which were included in Assets Held for Sale at December 31, 2010, including one which was a development property. During all of 2010, we disposed of land subject to ground leases and 205 properties aggregating 25.4 million square feet to third parties, two of which were development properties.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$4,415	$42,234	$19,178	$128,603
Rental expenses	(2,142)	(12,795)	(6,191)	(36,400)
Depreciation and amortization	(1,472)	(10,882)	(2,553)	(33,101)
Other expenses	(124)	—	(230)	—

Income attributable to disposed properties and assets held for sale	677	18,557	10,204	59,102
Net gains recognized on dispositions	11,410	10,026	26,120	20,004
Impairment charges	—	—	(2,659)	—
Income tax on dispositions	—	(2,000)	(1,916)	(2,851)

Total discontinued operations	$12,087	$26,583	$31,749	$76,255

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, including adjustments to previous dispositions for actual versus estimated selling costs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of properties	16	4	54	13
Net proceeds from dispositions	$93,924	$51,573	$661,914	$69,014
Net gains from dispositions, net of related impairment charges and taxes	$11,410	$8,026	$21,545	$17,153

8.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the operating partnership. Generally, unsecured debt, including the credit facilities, senior notes, exchangeable senior notes, and unsecured term loans, is issued by the Operating Partnership or other wholly owned subsidiaries and guaranteed by the REIT. We generally do not guarantee the debt issued by consolidated subsidiaries in which we own less than 100%.

Our debt consisted of the following (dollars in thousands):

	September 30, 2011		December 31, 2010
	Weighted Average Interest Rate (1)	Amount Outstanding (1)	Weighted Average Interest Rate	Amount Outstanding
Credit Facilities	2.14%	$1,354,323	3.53%	$520,141
Senior notes	6.29%	4,778,782	6.63%	3,195,724
Exchangeable senior notes (2)	4.86%	1,351,267	4.90%	1,521,568
Secured mortgage debt (3)	4.59%	2,035,660	5.67%	1,249,729
Secured mortgage debt of consolidated investees (4)	4.57%	1,371,885	—	—
Other debt of consolidated investees (5)	4.92%	859,254	—	—
Other debt (6)	2.44%	396,106	6.48%	18,867

Totals	5.00%	$12,147,277	5.79%	$6,506,029

(1)	Included in the balances at September 30, 2011 was debt assumed in connection with the Merger and acquisition of PEPR (see Note 2 for more details). The weighted average interest rate represents the interest rate including amortization of related premiums/discounts. Includes $4.3 billion of principal borrowings denominated in euro ($2.4 billion), Japanese yen ($1.4 billion), British pound sterling ($0.4 billion) and Singapore dollar ($0.1 billion).
(2)	The interest rates include the impact of amortization of the non-cash discount related to these notes. The weighted average coupon interest rate was 2.6% as of September 30, 2011 and December 31, 2010. During the third quarter of 2011, we repurchased $135 million of outstanding notes (amount including discount was $132.5 million) for $135.2 million, resulting in a $2.7 million non-cash loss.
(3)	The debt is secured by 292 real estate properties with an aggregate undepreciated cost of $4.6 billion at September 30, 2011.
(4)	This debt was assumed in connection with the Merger and acquisition of PEPR. The debt is secured by 196 real estate properties with an aggregate undepreciated cost of $2.9 billion at September 30, 2011.
(5)	This debt was assumed in connection with the Merger and acquisition of PEPR and includes $54.8 million on a $70 million credit facility obtained by a consolidated investee, €458.9 million ($613.1 million at September 30, 2011) of Eurobonds payable to third parties and €142.3 million ($191.4 million at September 30, 2011) of unsecured credit facilities associated with PEPR. During the third quarter of 2011, we repurchased €64.1 million ($86.1 million) of PEPR public bonds, resulting in a $2.4 million gain.
(6)	The debt includes $18.9 million of assessment bonds and $377.2 million of corporate term loans.

During the nine months ended September 30, 2010, we repurchased certain senior and exchangeable senior notes outstanding with maturities in 2012 and 2013. We utilized proceeds from borrowings under the credit facilities to repurchase the senior notes. In addition, in 2010 we repaid certain secured mortgage debt in connection with the sale of two properties in Japan. The activity is summarized as follows (in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Original principal amount	$226,120	$1,433,378
Cash purchase / repayment price	$220,685	$1,411,148
Loss on early extinguishment of debt (1)	$(1,791)	$(48,449)

(1)	Represents the difference between the recorded debt (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.

Credit Facilities

On June 3, 2011, we entered into a global senior credit facility (“Global Facility”), pursuant to which, the Operating Partnership and certain subsidiaries may obtain loans and/or procure the issuance of letters of credit in various currencies on a revolving basis in an aggregate amount not to exceed approximately $1.75 billion (subject to currency fluctuations). Funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar. We may increase the Global Facility to $2.75 billion, subject to obtaining additional lender commitments.

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

In addition, on June 3, 2011, we entered into a ¥36.5 billion (approximately $474.9 million at September 30, 2011) yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $735.1 million at September 30, 2011) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of September 30, 2011 were as follows (dollars in millions):

Aggregate - commitments	$2,208.3
Less:
Borrowings outstanding	1,352.2
Outstanding letters of credit	87.6

Current availability	$768.5

Senior Notes

In June 2011, we completed an exchange offer for $4.6 billion of ProLogis senior notes and convertible senior notes with approximately $4.4 billion, or 95%, of the aggregate principal amount being validly tendered for exchange. The senior unsecured notes were exchanged for notes issued by the Operating Partnership that are guaranteed by the REIT. As a result of the exchange offer, we have no separate remaining financial reporting obligations or financial covenants associated with the ProLogis senior notes. All other terms of the newly issued senior notes and exchangeable notes remain substantially the same.

Exchangeable Senior Notes

In connection with the Merger and the exchange offer discussed above, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes now requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. The fair value of the derivative instrument was $62.5 million at the time of the Merger and was reclassified into Accounts Payable and Accrued Expenses from Debt in our Consolidated Balance Sheet. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency Exchange and Derivative Gains (Losses), Net. The fair value of the derivative was $11.2 million at September 30, 2011 and therefore, we have recognized an unrealized gain of $61.0 million and $51.3 million, for the three and nine months ended September 30, 2011, respectively.

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. We issued a ¥13.0 billion ($161.3 million) TMK bond on March 17, 2011 at 1.34% due March 2018 secured by one property with an undepreciated cost of $273.4 million at September 30,

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2011. In addition, we assumed ten secured mortgage notes and two additional TMK bonds with the Merger with an outstanding balance of $375.1 million and ¥13.5 billion ($176.0 million) at September 30, 2011, respectively, secured by 76 properties with an undepreciated cost of $934.4 million at September 30, 2011.

Other Debt

As of September 30, 2011, we had two outstanding term loans that we assumed in connection with the Merger, a Japanese Yen term loan with an outstanding balance of ¥12.5 billion ($165.4 million at September 30, 2011) that matures in October 2012 with a weighted average interest rate of 3.4%, and a €157.5 million ($211.8 million at September 30, 2011) senior unsecured term loan with a weighted average interest rate of 3.4% that matures in November 2015.

Long-Term Debt Maturities

Principal payments due on our debt, excluding the Credit Facilities, for the remainder of 2011 and for each of the years in the five-year period ending December 31, 2016 and thereafter are as follows (in thousands):

	Wholly Owned	Consolidated Investees	Total Consolidated
2011 (1)	$48,891	$39,884	$88,775
2012 (1) (2)	1,153,008	381,672	1,534,680
2013 (2) (3)	1,044,335	620,162	1,664,497
2014	669,147	1,073,467	1,742,614
2015	1,132,571	17,830	1,150,401
2016	902,805	41,247	944,052
Thereafter	3,586,283	4,780	3,591,063

Total principal due	8,537,040	2,179,042	10,716,082
Premium, net	24,775	52,097	76,872

Net carrying balance	$8,561,815	$2,231,139	$10,792,954

(1)	We expect to repay the amounts maturing in 2011 and 2012 with borrowings under our Credit Facilities or with proceeds from the disposition of wholly owned real estate properties. The maturities in 2012 in our consolidated but not wholly owned subsidiaries include $240.2 million of unsecured credit facilities and $141.5 million of secured borrowings, which we expect to pay either by issuing new debt, with proceeds from asset sales or equity contributions to the funds. In October 2011, we repaid approximately $310 million of debt maturing in 2011 and 2012 with proceeds from the contribution to Prologis Targeted U.S. Logistics Fund.
(2)	The maturities in 2012 and 2013 include $458.0 million and $527.8 million, respectively, of aggregate principal amounts of the exchangeable senior notes originally issued in 2007 and 2008, respectively, based on the year in which the holders first have the right to require us to repurchase their notes for cash.
(3)	The exchangeable senior notes originally issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to exchange their notes in November 2012, which we may settle in cash or common stock, at our option.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. We believe the covenants are customary and we were in compliance with all covenants as of September 30, 2011.

9.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Common Stock

In connection with the Merger, holders of ProLogis common shares received 0.4464 of a newly issued share of AMB common stock, ProLogis became a subsidiary of AMB and AMB changed its name to Prologis, Inc. Because ProLogis was the accounting acquirer (as discussed earlier), the historical ProLogis shares outstanding were adjusted by the Merger exchange ratio and restated to 254.5 million shares at January 1, 2011. As of the Merger date, 169.6 million shares were added to reflect the outstanding shares of common stock of AMB. In addition, in late June we issued 34.5 million shares of common stock generating net proceeds of $1.1 billion. As of September 30, 2011, we had 458.3 million shares of common stock outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Preferred Stock

Upon completion of the Merger, each outstanding Series C, F and G Cumulative Redeemable Preferred Share of beneficial interest in ProLogis was exchanged for a newly issued share of Cumulative Redeemable Preferred Stock, Series Q, R and S, respectively. We had the following preferred stock issued and outstanding (in thousands, except per share and par value data):

	September 30, 2011	December 31, 2010
Series L Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	$49,100	$—
Series M Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,300 shares	57,500	—
Series O Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 3,000 shares	75,300	—
Series P Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	50,300	—
Series Q Preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares	100,000	100,000
Series R Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000
Series S Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000

Total preferred stock	$582,200	$350,000

The holders of the preferred stock have preference rights with respect to distributions and liquidation over the common stock and certain rights in the case of arrearage. Holders of the preferred stock are not entitled to vote on any matters, except under certain limited circumstances. At September 30, 2011, there were no dividends in arrears. The series L, M, O, P, R and S preferred stock are redeemable solely at our option, in whole or in part. The series Q preferred stock will be redeemable at our option on and after November 13, 2026.

10.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger, we have incurred and expect to incur additional significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. The costs that were obligations of AMB and expensed pre-merger are not included in our Consolidated Financial Statements. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR and the reduction in workforce charges associated with dispositions made in 2011. The following is a breakdown of the costs incurred during the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Professional fees	$909	$42,398
Termination, severance and transitional employee costs	11,107	45,444
Office closure, travel and other costs	667	23,012
Write-off of deferred loan costs	—	10,869

Total	$12,683	$121,723

11.	Long-Term Compensation

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

Summary of Activity

The activity for the nine months ended September 30, 2011, with respect to our stock options, was as follows:

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2010	1,438,514	$66.89
AMB awards	9,052,566	30.66
Settled	(124,278)	71.64
Exercised	(84,382)	23.02
Forfeited	(201,666)	62.61

Balance at September 30, 2011	10,080,754	$34.75	8,179,044

The activity for the nine months ended September 30, 2011, with respect to unvested restricted stock grants, was as follows:

	Number of Shares	Weighted Average Original Value
Balance at December 31, 2010	—
AMB awards	1,228,944
Granted	15,500
Vested	(25,320)
Forfeited	(7,322)

Balance at September 30, 2011	1,211,802	$34.07

The activity for the nine months ended September 30, 2011, with respect to our full value awards, was as follows:

	Number of Shares	Weighted Average Original Value	Number of Shares Vested
Balance at December 31, 2010	1,863,420
AMB awards	89,864
Granted	1,027,051
Settled	(149,053)
Distributed	(669,775)
Forfeited	(170,512)

Balance at September 30, 2011	1,990,995	$30.74	48,735

In 2011, we granted 721,050 RSUs and 280,525 target PSAs. The PSAs were granted to certain employees of the company, vest over three years and may be earned based on the attainment of certain individual and company goals for 2011. The ultimate number of PSAs that may be earned and issued to each employee can be between 0 – 200% of their target award.

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

In the aggregate as of September 30, 2011, for all our consolidated investees in which we own less than 100% of the equity, we have recorded approximately $6.3 billion of investments in real estate properties and $2.7 billion of debt. PEPR (in which we own 93.7% of the common equity) represents $4.2 billion of the real estate properties and $1.9 billion of the debt. See further discussion in Note 2 related to PEPR.

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of September 30, 2011, the REIT owned 99.55% of the common partnership units of the Operating Partnership.

The following is a summary of the noncontrolling interest (in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	September 30, 2011	December 31, 2010
Partnerships with exchangeable units	$27,533	$11,189
Prologis Institutional Alliance Fund II	324,688	—
PEPR	107,446	—
Prologis AMS	85,463	—
Other consolidated entities	64,129	3,943

Operating Partnership noncontrolling interest	609,259	15,132
Limited partners in the Operating Partnership	59,877	—

REIT noncontrolling interest	$669,136	$15,132

13.	Earnings (Loss) Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares of common stock/units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following tables set forth the computation of basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
REIT	2011 (1)	2010 (2)	2011 (2)	2010 (2)
Net earnings (loss) attributable to common share	$55,436	$(15,052)	$(142,651)	$(129,331)
Noncontrolling interest attributable to exchangeable limited partnership units	(485)	—	—	—

Adjusted net earnings (loss) attributable to common shares	$54,951	$(15,052)	$(142,651)	$(129,331)

Weighted average common shares outstanding - Basic	458,256	212,945	340,923	212,611
Incremental weighted average effect of exchange of limited partnership units	3,362	—	—	—
Incremental weighted average effect of share awards	790	—	—	—

Weighted average common shares outstanding - Diluted (3)	462,408	212,945	340,923	212,611

Net earnings (loss) per share attributable to common shares - Basic and Diluted	$0.12	$(0.07)	$(0.42)	$(0.61)

Operating Partnership
Net earnings (loss) attributable to common unitholders	$54,906	$15,052	$(143,181)	$(129,331)
Noncontrolling interest attributable to exchangeable limited partnership units	45	—	—	—

Adjusted net earnings (loss) attributable to common unitholders	$54,951	$15,052	$(143,181)	$(129,331)

Weighted average common partnership units outstanding - Basic	460,315	212,945	341,828	212,611
Incremental weighted average effect of exchange of limited partnership units	1,303	—	—	—
Incremental weighted average effect of share awards	790	—	—	—

Weighted average common partnership units outstanding - Diluted (3)	462,408	212,945	341,828	212,611

Net earnings (loss) per unit attributable to common unitholders - Basic and Diluted	$0.12	$(0.07)	$(0.42)	$(0.61)

(1)	Total weighted average potentially dilutive share options and awards outstanding (in thousands) were 9,909 for the three months ended September 30, 2011.
(2)	In periods with a net loss, the inclusion of any incremental shares /units is anti-dilutive and, therefore, both basic and diluted shares/units are the same.
(3)	The shares underlying the convertable debt have not been included because the impact would be anti-dilutive.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

All derivatives are recognized at fair value in our Consolidated Balance Sheets within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations.

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

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we have entered into interest rate swap and cap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We also have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We have entered into an interest rate cap agreement which allows us to receive variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. We had 44 interest rate swap contracts, including 34 contracts denominated in euro, three contracts denominated in British pound sterling and seven contracts denominated in Japanese yen, and one interest rate cap denominated in U.S. dollars, outstanding at September 30, 2011.

In connection with the Merger and the PEPR acquisition, we acquired interest rate swap contracts and an interest rate cap contract with combined notional amounts of $1.6 billion and $25.7 million, respectively, to fix the variable rate on certain indebtedness. We had $30.1 million and $1.4 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at September 30, 2011 and December 31, 2010, respectively.

There was no ineffectiveness recorded during the three and nine months ended September 30, 2011 and 2010. The amount reclassified to interest expense for the three and nine months ended September 30, 2011 and 2010, is not considered material.

We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. For the next twelve months from September 30, 2011, we estimate that an additional $8.2 million will be reclassified as interest expense. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.

The following table summarizes the activity in our derivative instruments (in millions) for the nine months ended September 30:

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	2011		2010
	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$268.1	$—	$157.7	$—
Acquired contracts (1)	1,337.3	25.7	155.0	—
Matured or expired contracts	(9.6)	—	(44.6)	—

Notional amounts at September 30	$1,595.8	$25.7	$268.1	$—

(1)	To the extent these contracts previously qualified for hedge accounting, they were redesignated at the time of the Merger or PEPR acquisition to qualify for hedge accounting post merger and acquisition.

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

The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Fair Value Measurements on a Recurring and Non-recurring Basis

At September 30, 2011, other than the derivatives discussed above and in Note 8, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring or non-recurring basis in our consolidated financial statements.

Fair Value of Financial Instruments

At September 30, 2011 and December 31, 2010, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

At September 30, 2011 and December 31, 2010, the fair value of our senior notes and exchangeable senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques, such as a discounted cash flow analysis on the expected cash flows and a Black Scholes option pricing model (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$1,354,323	$1,354,563	$520,141	$526,684
Senior notes	4,778,782	4,882,028	3,195,724	3,403,353
Exchangeable senior notes	1,351,267	1,435,600	1,521,568	1,591,976
Secured mortgage debt	2,035,660	2,166,378	1,249,729	1,320,084
Secured mortgage debt of consolidated investees	1,371,885	1,385,002	—	—
Other debt of consolidated investees	859,254	825,333	—	—
Other debt	396,106	396,870	18,867	17,995

Total debt	$12,147,277	$12,445,774	$6,506,029	$6,860,092

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

15.	Business Segments

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

We report the costs associated with our private capital segment for all periods presented in the line item Private Capital Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the property funds for certain expenses associated with managing these property funds.

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

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our Total Revenues; (ii) each reportable business segment’s net operating income from external customers to our Earnings (Loss) before Income Taxes; and (iii) each reportable business segment’s assets to our Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our Revenues, Earnings (Loss) before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Direct owned (1):
Americas	$285,680	$152,150	$641,457	$453,099
Europe	130,407	21,893	221,751	61,286
Asia	50,318	22,023	107,292	60,189

Total direct owned segment	466,405	196,066	970,500	574,574

Private capital (2):
Americas	40,972	17,018	78,774	41,106
Europe	18,612	22,375	67,213	62,072
Asia	5,819	1,588	12,221	2,559

Total private capital segment	65,403	40,981	158,208	105,737

Total segment revenue	531,808	237,047	1,128,708	680,311
Reconciling item (3)	(30,415)	(8,433)	(53,025)	(15,120)

Total revenues	$501,393	$228,614	$1,075,683	$665,191

Net operating income:
Direct owned (4):
Americas	$196,812	$104,991	$444,401	$319,106
Europe	99,609	12,810	159,196	31,051
Asia	39,019	16,325	81,901	43,885

Total direct owned segment	335,440	134,126	685,498	394,042

Private capital (2)(5):
Americas	30,678	10,396	54,496	21,275
Europe	15,263	19,353	56,406	52,315
Asia	2,382	1,403	8,078	2,068

Total private capital segment	48,323	31,152	118,980	75,658

Total segment net operating income	383,763	165,278	804,478	469,700
Reconciling items:
General and administrative expenses	(53,341)	(34,959)	(144,364)	(115,886)
Merger, acquisition and other integration expenses	(12,683)	—	(121,723)	—
Depreciation and amortization expense	(196,558)	(83,220)	(403,027)	(235,903)
Earnings from other unconsolidated investees, net	560	792	2,990	5,382
Interest expense	(136,064)	(120,233)	(339,579)	(349,132)
Interest and other income (expense), net	4,643	7,375	7,341	5,833
Impairment of real estate properties and other assets (6)	—	(2,929)	(103,823)	(3,296)
Gains on acquisitions and dispositions of investments in real estate, net	8,396	35,922	114,650	58,688
Foreign currency exchange and derivative gains (losses), net	52,525	6,144	43,643	2,626
Loss on early extinguishment of debt, net	(298)	(1,791)	(298)	(48,449)

Total reconciling items	(332,820)	(192,899)	(944,190)	(680,137)

Earnings (loss) before income taxes	$50,943	$(27,621)	$(139,712)	$(210,437)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets:
Direct owned:
Americas	$13,839,379	$7,336,197
Europe	7,430,336	2,619,455
Asia	3,411,401	1,889,879

Total direct owned segment	24,681,116	11,845,531

Private Capital:
Americas	1,996,113	1,035,548
Europe	792,382	1,038,061
Asia	285,919	84,000

Total private capital segment	3,074,414	2,157,609

Total segment assets	27,755,530	14,003,140

Reconciling items:
Investments in and advances to other unconsolidated investees	91,427	6,987
Notes receivable backed by real estate	243,970	189,550
Assets held for sale	89,519	574,791
Cash and cash equivalents	216,749	37,634
Other assets	189,109	90,565

Total reconciling items	830,774	899,527

Total assets	$28,586,304	$14,902,667

(1)	Includes rental income from our industrial properties and land subject to ground leases, as well as development management and other income, other than development fees earned for services provided to our unconsolidated investees, which are included in the private capital segment.
(2)	Includes management fees, development fees and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with dividends and interest earned on investments in preferred stock or debt securities of these unconsolidated investees. See Note 4 for more information on our unconsolidated investees.
(3)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, which we reflect in revenues of the private capital segment but are not presented as a component of Revenues in our Consolidated Statements of Operations.
(4)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.
(5)	Also includes the direct costs we incur to manage the unconsolidated investees and certain third parties and the properties they own that are presented as Private Capital Expenses in our Consolidated Statements of Operations.
(6)	During the second quarter of 2011, we recognized impairment charges related to two of our investments in property funds in the Private Capital segment ($97.0 million in the Americas and $4.5 million in Asia). See Note 4 for more details.

16.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2011 and 2010 are as follows:

•	We completed the Merger on June 3, 2011. See Note 2 for further information.

•

We capitalized portions of the total cost of our stock-based compensation awards of $6.0 million and $3.9 million in 2011 and 2010, respectively, to the investment basis of our real estate or other assets.

•

During 2011 and 2010, we received $1.2 million and $4.6 million, respectively, of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these property funds.

•	In April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a joint venture that owned one property in Japan.

The amount of interest paid in cash, net of amounts capitalized, during the nine months ended September 30, 2011 and 2010 was $304.6 million and $254.2 million, respectively.

During the nine months ended September 30, 2011 and 2010, cash paid for income taxes, net of refunds, was $42.7 million and $25.9 million, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

On October 14, 2011, a final order was entered in connection with the settlement of lawsuits filed in connection with the Merger. As part of the settlement, we agreed to pay the lawyers who filed the Maryland and Colorado actions attorneys’ fees and expenses in a cumulative amount of $600,000, which amount has been accrued.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”), formerly ProLogis and subsidiaries, as of September 30, 2011, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, the related consolidated statement of equity for the nine-month period ended September 30, 2011, the related consolidated statements of comprehensive income (loss) for the nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

November 8, 2011

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”), formerly ProLogis and subsidiaries, as of September 30, 2011, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, the related consolidated statement of capital for the nine-month period ended September 30, 2011, the related consolidated statements of comprehensive income (loss) for the nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

November 8, 2011

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2010 Annual Report on Form 10-K and the ProLogis 2010 Annual Report on Form 10-K.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and the ProLogis 2010 Annual Report on Form 10-K. References to “we”, “us” and “our” refer to ProLogis and its consolidated subsidiaries prior to the Merger and to Prologis, Inc. and its consolidated subsidiaries following the Merger.

Management’s Overview

Prologis, Inc (the “REIT”) is a self-administered and self-managed real estate investment trust that owns, operates and develops real estate properties, primarily industrial properties, in the Americas, Europe and Asia (directly and through our consolidated and unconsolidated investees). The REIT is the sole general partner of Prologis L.P. (the “Operating Partnership”). As of September 30, 2011, the REIT owned an approximate 99.55% general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements. Our business is primarily driven by requirements for modern, well-located inventory space in global, regional and other distribution locations. Our focus on our customers’ needs has enabled us to become a leading global provider of industrial distribution properties.

On June 3, 2011, we completed a merger in which ProLogis shareholders received 0.4464 shares of AMB Property Corporation (“AMB”) common stock for each outstanding common share of beneficial interest in ProLogis (the “Merger”). In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. In addition in May 2011, we acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR acquisition”). Therefore, our results for 2011 reflect approximately four months of the impact of the Merger and the PEPR acquisition and are not comparable to 2010. We have recorded purchase price allocations in our September 30, 2011 Consolidated Balance Sheet. See Note 2 to the Consolidated Financial Statements in Item 1. As a result of the Merger and the PEPR acquisition, period to period comparisons may not provide as meaningful of information as if those transactions were reflected in both periods.

Our current business strategy includes two operating segments: Direct Owned and Private Capital. Our Direct Owned segment represents the direct long-term ownership of industrial properties. Our Private Capital segment represents the long-term management of property funds, other unconsolidated investees, and the properties they own.

We generate revenues; earnings; net operating income, as defined below; and cash flows through our segments primarily as follows:

•

Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial properties in key global and regional markets. Within this segment, we also develop properties, so we include industrial properties that are currently under development, land available for development and/or disposition and land subject to ground leases.

We earn rent from our customers, including reimbursements of certain operating costs, generally under long-term operating leases. The revenue from this segment has increased in 2011 from 2010 due to the Merger and PEPR acquisition, as well as the lease up and increased occupancy levels of our operating portfolio, primarily from our developed properties. We anticipate additional increases in occupied square feet to come from leases that have been signed, but where the space will not be occupied until future quarters. Our direct owned operating portfolio was 90.1% and 87.6% leased and 89.4% and 85.9% occupied at September 30, 2011 and December 31, 2010, respectively.

•

Private Capital Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. The property funds own primarily operating industrial properties and we also may develop properties on behalf of these entities. In addition, we recognize fees and incentives earned for services performed on behalf of these and other entities. We provide services to these entities, which may include property management, asset management, leasing, acquisition, financing and development services. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period and we are reimbursed by the property funds for certain expenses associated with managing these property funds. The properties owned by the unconsolidated property funds in the operating portfolio were 93.2% and 93.4% leased and 92.7% and 92.8% occupied at September 30, 2011 and December 2010, respectively.

Summary of 2011

We have established four strategic priorities:

•	first, to strengthen our financial position and to build one of the top three balance sheets in the REIT industry;

•	second, to better align our portfolio with our investment strategy while serving the needs of our customers;

•	third, to streamline our private capital business and to position it for substantial growth; and

•	fourth, to build the most effective and efficient organization in the REIT industry, and become the employer of choice among top professionals interested in real estate as a career.

We expect to accomplish these objectives by:

•	substantially reducing leverage, improving debt coverage ratios and maintaining a staggered debt maturity profile;

•	maintaining a large stable pool of wholly owned operating properties in global and regional markets, predominantly focused in the U.S;

•	generating proceeds to pay down debt and fund development through non-strategic property dispositions and contributions to our property funds;

•

developing new properties in global and regional markets for long term investment, contributions to property funds or sales to third parties, depending on a variety of factors and generally utilizing land we own today;

•	developing properties within the property fund structures in certain international markets to reduce our foreign currency exposure and limit our committed capital;

•	establishing new private capital funds or growing our existing funds through our contribution of suitable properties, acquisition from third parties or development of properties within the fund; and

•

evaluating our current property fund structures in order to reduce the number of investment vehicles and ensure an appropriate fee structure. This may result in an acquisition by us or sales by the property funds.

We have identified more than $90 million on an annualized basis of merger cost synergies as compared to the combined expenses of AMB and ProLogis on a pre-merger basis. These synergies include gross G&A savings, reduced facility fees on our Credit Facilities and lower amortization of non real estate assets. We expect to realize the total amount of these cost synergies by year-end 2012, if not sooner.

During the nine months ended September 30, 2011, we completed the following significant activities:

•	Closed on the Merger on June 3, 2011 and completed the PEPR acquisition in May 2011. See Note 2 to our Consolidated Financial Statements in Item 1 for additional information on these transactions.

•

During the third quarter, PEPR issued €97.5 million of equity ($139 million) (98% of which was purchased by us) and used the proceeds and cash on hand to repay €109 million ($150 million) of debt. In addition, we acquired €64.1 million ($86.1 million) of the PEPR public bonds with a maturity of 2014 in the open market. We also bought $135 million of our exchangeable debt with a maturity in 2012.

•

Issued 34.5 million shares of common stock in a public offering at a price of $33.50 per share, generating approximately $1.1 billion in net proceeds (“2011 Equity Offering”) in late June 2011. We utilized the proceeds to fully repay borrowings under the bridge facility that were used to fund a portion of our acquisition of PEPR. The remainder of the proceeds was used to repay borrowings under our credit facilities and for general corporate purposes.

•

Entered into a new $1.75 billion global senior credit agreement with a syndicate of 20 banks (“Global Facility”) and terminated our existing global line of credit. We also amended a ¥36.5 billion (approximately $474.9 million at September 30, 2011) revolving credit agreement with a syndicate of eight banks (“Revolver” and together “Credit Facilities”). See additional discussion below.

•

In June 2011, we completed an exchange offer for $4.6 billion of ProLogis senior notes and exchangeable senior notes, with approximately $4.4 billion, or 95 percent, of the aggregate principal amount being validly tendered for exchange.

•

Increased the leased percentage of our consolidated operating portfolio to 90.1% at September 30, 2011, as compared to 87.6% at December 31, 2010. This increase was due to the Merger and the PEPR Acquisition, as well as the additional leasing of 38.6 million square feet of space in 2011.

•

Commenced development on 12 properties aggregating 3.1 million square feet and utilizing land we owned and held for development. Six of these properties are in Europe, four properties are in the U.S. and two properties are in Asia. On average these properties were 47.7% leased at the start of development. In addition, we sold land parcels to third parties generating net proceeds of $113.9 million.

•

Generated aggregate proceeds of $729.7 million from the disposition of 54 properties to third parties, including the sale of the majority of our non-core assets for which we signed a definitive agreement in the fourth quarter of 2010, and the contribution of three development properties to ProLogis European Properties Fund II (“PEPF II”), and four development properties to ProLogis China Logistics Venture 1. We used these proceeds to help fund our development activities and pay down debt.

•	Sold our interest in the Korea property fund to our partner generating $13.5 million of proceeds.

Operational Outlook

Despite a recent slowdown in the global economic recovery, real estate fundamentals in the U.S. industrial markets were solid during the third quarter. Net absorption of U.S. industrial space measured 36 million square feet in the third quarter, the strongest quarter since the fourth quarter of 2007. Net absorption has been positive for the last five consecutive quarters, causing the availability rate to decline over the last year. We believe net effective rents are trending upward in several markets and, as a result, new development is beginning to occur in certain markets.

While economic growth may be slower than originally anticipated, we expect the rebuilding of inventories to normalized levels to be a powerful driver of demand for industrial real estate. Today the utilization rate at our facilities remains high and we see incremental demand for new space going forward. We now expect more than 125 million square feet of net absorption in 2011, with some of the previously expected growth pushed out an additional quarter or two. We expect net absorption as a percent of stock to surpass its pre-crisis peak level in 2012, though availability will be higher than it was at peak due to the delivery of new product in the early part of the downturn.

Within Europe and Japan, we believe significant supply chain reconfiguration, obsolescence and customers’ preference to lease, rather than own, facilities continue to drive increased demand for industrial space. Additionally, we see an increase in inquiries and leasing velocity in Japan as there has been an increased demand for quality Class-A distribution space as a result of the earthquake and tsunami, which has highlighted the need for modern facilities built to higher seismic standards. Demand in emerging markets where we have investments primarily through our property funds, such as Brazil, China, and Mexico remains strong.

In our total operating industrial portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method and including properties that were part of the Merger, we leased 101.2 million square feet of space during the nine months ended September 30, 2011. Excluding the properties that were part of the Merger, we leased 119.4 million square feet of space during the year ended December 31, 2010. The effective rental rates on leases signed in our same store portfolio (as defined below) decreased by 8.6% in the third quarter, 6.1% in the second quarter and 8.9% in the first quarter when compared with the rental rates on the previous leases on that same space. The total operating portfolio was 91.0% occupied at September 30, 2011, up from 90.7% at June 30, 2011, 89.9% at March 31, 2011, 90.6% at December 31, 2010 and 89.3% at September 30, 2010. Our existing customers renewed their leases 73.4% of the time during the nine months ended September 30, 2011.

We believe that capital deployment opportunities are increasing and are currently evaluating multiple opportunities in our global and regional markets around the globe. Our development business consists of conventional development, build-to-suit development and redevelopment. We expect to develop directly and within the unconsolidated property fund structures, depending on market conditions, submarkets or building sites and availability of capital. We believe that developing, redeveloping and/or expanding of well-located, high-quality industrial properties provides higher rates of return than may be obtained from purchasing existing properties. However, development projects may require significant management attention and capital investment to maximize returns. During the nine months ended September 30, 2011, in response to this emerging demand, we (including AMB pre-Merger) commenced development of 33 properties totaling 8.5 million square feet with a total expected investment of $850.4 million. Of the total development start capital, Prologis’ share was $773.4 million, with $77 million being the responsibility of our fund partners.

As of September 30, 2011, we had 44 properties in our owned and managed development portfolio, including 36 properties that were under development and 38.4% leased. The properties that were under development had a total expected investment of $983.8 million, with a current investment of $441.1 million and an additional estimated $542.7 million of development and leasing costs remaining to be spent. Prologis’ share of the total expected investment, the current investment and the remaining costs to be spent was $828.4 million, $369.3 million, and $459.1 million, respectively.

Additionally, we had eight properties that were completed but had not yet reached stabilization. This portfolio had a total expected investment of $393.4 million, with a current investment of $364.7 million and $28.7 million of leasing costs remaining to be spent. Prologis’ share of the total expected investment, the current investment and the remaining costs to be spent was $378.8 million, $350.3 million, and $27.9 million, respectively.

Results of Operations

Nine Months Ended September 30, 2011 and 2010

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Loss from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the nine months ended September 30 (dollars in thousands):

	2011	2010
Net operating income – direct owned segment	$685,498	$394,042
Net operating income – private capital segment	118,980	75,658
Other:
General and administrative expenses	(144,364)	(115,886)
Merger, acquisition and other integration expenses	(121,723)	—
Depreciation and amortization expense	(403,027)	(235,903)
Earnings from unconsolidated investees, net	2,990	5,382
Interest expense	(339,579)	(349,132)
Interest and other income (expense), net	7,341	5,833
Impairment of real estate properties and other assets	(103,823)	(3,296)
Gains on acquisitions and dispositions of investments in real estate, net	114,650	58,688
Foreign currency exchange and derivative gains (losses), net	43,643	2,626
Loss on early extinguishment of debt, net	(298)	(48,449)
Income tax benefit (expense)	(9,960)	24,592

Loss from continuing operations	$(149,672)	$(185,845)

As discussed above, these results are historical Prologis for the entire period and include the AMB results for approximately four months and the results of our investments in PEPR accounted for on the equity method for approximately five months and on a consolidated basis for approximately four months. See below and Notes 2 and 15 to our Consolidated Financial Statements in Item 1 for additional information regarding the impact of the Merger and the PEPR Acquisition and our segments and a reconciliation of net operating income to Loss Before Income Taxes.

Direct Owned Segment

The net operating income of the direct owned segment consists of rental income and rental expenses from industrial properties that we own and consolidate. The size and occupied percentage of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is land we own and lease to customers under ground leases, development management and other income, offset by acquisition costs and land holding costs. As discussed earlier, we have included the rental income and expenses from the properties acquired as part of the Merger and PEPR acquisition for approximately four months in 2011, including a full quarter for third quarter 2011. The results of properties that were sold to third parties are presented as Discontinued Operations in our Consolidated Financial Statements in Item 1 for all periods and therefore does not impact the segment results. The net operating income from the direct owned segment for the nine months ended September 30, was as follows (in thousands):

	2011	2010
Rental and other income	$970,500	$574,574
Rental and other expenses	285,002	180,532

Total net operating income - direct owned segment	$685,498	$394,042

Our direct owned operating portfolio was as follows (square feet in thousands):

	Number of Properties	Square Feet	Leased %
September 30, 2011 (1)	1,895	302,474	90.1%
December 31, 2010 (2)	985	168,547	87.6%
September 30, 2010	1,181	192,142	86.0%

(1)	September 30, 2011 includes 914 properties with 133.4 million square feet that were acquired through the Merger and PEPR acquisition.
(2)	In the fourth quarter of 2010, we sold a portfolio of 182 properties with 23 million square feet to a third party.

The increases in rental income and rental expense in 2011 from 2010 are due primarily to the impact of the Merger and the PEPR acquisition, increased occupancy in our operating portfolio and the completion and stabilization of new development properties. The results for 2011 include approximately four months of rental income and expenses of the acquired properties of $325.3 million and $86.7 million, respectively.

In our direct owned portfolio, we leased 38.6 million square feet for the nine months ended September 30, 2011 compared to 38.2 million square feet for the nine months ended September 30, 2010. As of September 30, 2011, our total direct owned industrial operating portfolio was 90.1% leased and 89.4% occupied, as compared with 87.6% leased and 85.9% occupied at December 31, 2010 and 86.0% leased and 84.6% occupied at September 30, 2010. The effective rental rates on leases signed in our same store portfolio (as defined below) decreased by 8.9%, 6.1% and 8.6% in the first, second, and third quarters of 2011, when compared with the rental rates on the previous leases on that same space. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $198.3 million and $123.9 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The net earnings or losses of the unconsolidated investees may include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. In connection with the Merger, we recorded our investments in certain unconsolidated investees at fair value and will therefore have increased depreciation expense over what AMB recognized per-Merger.

The direct costs associated with our private capital segment totaled $39.2 million and $30.1 million for the nine months ended September 30, 2011 and 2010, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations in Item 1. These expenses include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees and certain third parties. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase is due to the increased private capital platform and infrastructure that was part of the Merger, offset with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR.

The net operating income from the private capital segment for the nine months ended September 30 was as follows (in thousands):

	2011	2010
Unconsolidated property funds:
Americas (1)	$46,910	$18,206
Europe (2)	53,850	50,998
Asia (3)	4,871	609
Other (4)	13,349	5,845

Total net operating income - private capital segment	$118,980	$75,658

(1)	Represents the income earned by us from our investments in 10 property funds for each of the nine months ended September 30, 2011 and 2010, respectively, offset by private capital expenses. In connection with the Merger, we added three investments in unconsolidated property funds in the Americas (with investments in the U.S., Mexico and Brazil). Our ownership interests ranged from 20.0% to 50.0% at September 30, 2011. These property funds on a combined basis, excluding ProLogis North American Properties Funds VI-VIII that were sold at the end of 2010, owned 1,041, 725 and 725 properties that were 92.1% occupied at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
(2)	Represents the income earned by us from our investments for the nine months ended September 30, 2011, and 2010, respectively, offset by private capital expenses. We included PEPR through the date we began consolidating at the end of May 2011. 2011 also includes one investment in an unconsolidated property fund acquired through the Merger. We acquired an interest in another property fund through the Merger that has not made any real estate investments at this time. On a combined basis, these funds owned 277, 437 and 435 properties that were 93.9%, 93.6% and 93.6% occupied at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Our ownership interests in the property funds in Europe ranged from 15.0% to 36.9% at September 30, 2011.
(3)	Represents the income earned by us from our investments in three unconsolidated property funds for the nine months ended September 30, 2011 and only our 20% ownership interest in one property fund in South Korea during 2010, offset by private capital expenses. We sold our investment in the Korea fund during the third quarter 2011. With the Merger, we acquired an investment in an unconsolidated property fund in each of Japan and China. At September 30, 2011, December 31, 2010 and September 30, 2010, the unconsolidated property funds in Asia owned 38, 12 and 12 properties and were 97.1%, 100%, and 100% occupied, respectively.
(4)	Includes property management fees and our share of earnings from industrial joint ventures and other entities not included with the unconsolidated property funds above.

As of September 30, 2011, we had investments in four property funds that we consolidate, including PEPR and three investments acquired through the Merger. As these entities are consolidated, their results are included in our direct owned segment. See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the nine months ended September 30 consisted of the following (in thousands):

	2011	2010
Gross G&A expense	$243,373	$190,529
Reported as rental expense	(17,257)	(14,822)
Reported as private capital expense	(39,228)	(30,079)
Capitalized amounts	(42,524)	(29,742)

Net G&A	$144,364	$115,886

The increase in G&A expenses and the various components is due primarily to the Merger and the larger infrastructure associated with our larger company.

Merger, Acquisition and Other Integration Expenses

In connection with the Merger, we have incurred and expect to incur additional significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. The costs that were obligations of AMB and expensed pre-merger are not included in our Consolidated Financial Statements. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR and the reduction in workforce charges associated with dispositions made in 2011. The following is a breakdown of the costs incurred during the nine months ended September 30 (in thousands):

2011
Professional fees	$42,398
Termination, severance and transitional employee costs	45,444
Office closure, travel and other costs	23,012
Write-off of deferred loan costs	10,869

Total	$121,723

The majority of the costs incurred during the nine months ended September 30, 2011 were incurred during the second quarter when the Merger and the PEPR acquisition were completed.

Depreciation and Amortization

Depreciation and amortization expenses were $403.0 million and $235.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase is due to four months of depreciation and amortization expense on the additional properties acquired in the Merger and PEPR acquisition, as well as the leasing and stabilization of properties that we have developed, and the amortization of the management contracts valued in connection with the Merger.

Interest Expense

Interest expense for the nine months ended September 30 included the following components (in thousands):

	2011	2010
Gross interest expense	$355,986	$332,525
Amortization of discount, net	5,829	38,412
Amortization of deferred loan costs	16,324	20,027

Interest expense before capitalization	378,139	390,964
Capitalized amounts	(38,560)	(41,832)

Net interest expense	$339,579	$349,132

Gross interest expense increased in 2011 from 2010 due primarily to higher debt levels as a result of the Merger and PEPR acquisition for four months of 2011, offset partially by decreased interest rates.

In connection with the Merger and the PEPR acquisition, we increased our debt to $12.1 billion at September 30, 2011. The nine months ended September 30, 2011 include approximately four months of interest expense resulting from increased debt with the Merger and increased interest expense from the PEPR acquisition (both the interest incurred to fund the $1.0 billion acquisition of the PEPR units, as well as approximately four months of increased interest expense from the consolidation of PEPR). Our increased debt levels in 2011 was offset somewhat by our repayment and repurchase activities in 2010, which was funded with proceeds from asset sales and our November 2010 equity offering. We reduced our outstanding debt from $8.0 billion at December 31, 2009 to $6.5 billion at December 31, 2010.

The decrease in capitalized amounts in 2011 from 2010 was due to less development activity during this period and the stabilization of previously developed properties. Our weighted average effective interest rate (including amortization of deferred loan costs) was 5.60% and 6.40% for the nine month period ended September 30, 2011 and 2010, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities, which we expect will increase subsequent to the Merger. See Notes 2 and 8 to our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, net

We recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $114.7 million during the nine months ended September 30, 2011. This included gains recognized in the second quarter related to the PEPR acquisition ($85.9 million) and the acquisition of our partner’s interest in a joint venture in Japan ($13.5 million). The gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities. This also includes the contribution of properties to unconsolidated property funds.

Foreign Currency Exchange and Derivative Gains (Losses), net

In connection with the Merger and the exchange offer discussed in Note 8 to our Consolidated Financial Statements in Item 1, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes has changed and, we are now required to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized an unrealized gain of $61.0 million and $51.3 million for the three and nine months ended September 30, 2011, respectively.

Impairment of Other Assets

During the nine months ended September 30, 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated property funds. This included one investment in the U.S.,(Prologis North American Industrial Fund III) where our carrying value exceeded the estimated fair value. The property fund has not had the same appreciation in value in its portfolio that we have experienced in our consolidated portfolio and in several of our other property funds. Based on the duration of time that the value of our investment has been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believe the decline to be temporary. Also, included was our investment in a property fund in South Korea that we sold to our fund partner in July 2011.

Interest and Other Income (Expense), Net

During the nine months ended September 30, 2011, we recognized a $5.2 million charge related to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011.

Loss on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2011 and 2010, in connection with our initiatives to reduce debt and smooth debt maturities, we purchased portions of several series of senior notes, senior exchangeable notes and eurobonds outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $0.3 million and $48.4 million, respectively, with the most significant losses in the first quarter of 2010. The gains or losses represent the losses of difference between the recorded debt (net of premiums and discounts and including related deferred loan costs) and the consideration we paid to retire the debt, including fees. See Note 8 to our Consolidated Financial Statements in Item 1 for more information regarding our debt repurchases.

Income Tax Expense (Benefit)

During the nine months ended September 30, 2011 and 2010, our current income tax expense was $7.2 million and $15.9 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. During the third quarter of 2011, we recognized a current tax benefit of $4.6 million, which included credits due to certain expiring statutes.

During the nine months ended September 30, 2011 and 2010, we recognized a net deferred tax expense of $2.8 million and a net deferred tax benefit of $40.4 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. The benefit recognized in 2010 related to the conversion of two of our European management companies to taxable entities. This conversion created an asset for tax purposes that will be utilized against future taxable income as it is amortized.

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

In 2011, we disposed of land subject to ground leases and 54 non-development properties aggregating 4.8 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2010. The net gains on disposition of these properties, net of taxes, are reflected in discontinued operations, along with the results of operations of these properties for all periods presented. During all of 2010, we disposed of land subject to ground leases and 205 properties aggregating 25.4 million square feet to third parties.

As of September 30, 2011, we had two land parcels and five operating properties that met the criteria to be reflected as held for sale, including the real estate investment balances and the related assets and liabilities.

See Note 7 to our Consolidated Financial Statements in Item 1.

Net Earnings Attributable to Noncontrolling Interests

For all periods presented, this amount represents the amount of earnings or loss that is attributable to the third party ownership interest in the consolidated entities for which we do not own 100% of the equity. In the Consolidated Statements of Operations for the Operating Partnership, this represents only our partners’ share of the consolidated property funds and joint ventures. In the Consolidated Financial Statements for the REIT, this also includes the limited partnership units in the Operating Partnership not owned by the REIT.

Other Comprehensive Income (Loss) – Foreign Currency Translation (Losses), Net

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

During the nine months ended September 30, 2011, we recorded unrealized losses in Other Comprehensive Income (Loss) of $94.1 million and substantially zero in 2010 that related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. The euro and pound sterling remained relatively flat from December 31, 2010 to September 2011, but both weakened to the U.S. dollar from Merger and PEPR acquisition date to September 2011. These losses were offset slightly by the strengthening of the yen to the U.S. dollar during 2011.

Weighted Average Shares/Units Outstanding

For purposes of computing weighted average shares/units, the historical weighted average shares/units outstanding of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for all period presented. As of the date of the Merger, the calculation for weighted average shares/units includes the 169.6 million shares/units, which represents the outstanding common stock of AMB (for the REIT) or the outstanding general partner common units (for the Operating Partnership). The weighted average units for the Operating Partnership also includes 2.1 million common units of the limited partners not owned by the REIT.

Three Months Ended September 30, 2011 and 2010

Our results for the three months ended September 30, 2011 include a full quarter of results related to the Merger and PEPR acquisition while the results for the nine months ended September 30, 2011 include four months of results for the Merger and PEPR acquisition. Other than that, the changes in net earnings attributable to common shares and its components for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, are similar to the changes for the nine months periods ended in the same dates, except as separately discussed above.

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

	September 30, 2011		December 31, 2010		September 30, 2010
Reportable Business Segment	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Direct Owned	1,895	302,474	985	168,547	1,181	192,142
Private Capital	1,358	263,423	1,179	255,367	1,251	272,346

Totals	3,253	565,897	2,164	423,914	2,432	464,488

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), including those owned and managed by AMB prior to the Merger in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2011, as those properties that were in operation at January 1, 2010, and have been in operation throughout the three-month periods in both 2011 and 2010. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended September 30, 2011, included 547.4 million of aggregated square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the three months ended September 30, 2011 and 2010, as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

	2011	2010	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$462,539	$194,018
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(22,804)	(9,502)
Effect of changes in foreign currency exchange rates and other	92	2,728
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	366,827	358,092
Rental income of AMB properties premerger	—	262,431

Same store portfolio — rental income (2)(3)	$806,654	$807,767	(0.1)%
Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$126,994	$56,531
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(11,289)	(6,285)
Effect of changes in foreign currency exchange rates and other	6,334	6,660
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	94,921	83,146
Rental expenses of AMB properties premerger	—	73,804

Same store portfolio — rental expenses (3)(4)	$216,960	$213,856	1.5%
Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$335,545	$137,487
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(11,515)	(3,217)
Effect of changes in foreign currency exchange rates and other	(6,242)	(3,932)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	271,906	274,946
Net operating income of AMB properties premerger	—	188,627

Same store portfolio — net operating income (3)	$589,694	$593,911	(0.7)%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. In addition, we have included the properties owned and managed by AMB as of January 1, 2010 that we still own at September 30, 2011 in the same store portfolio. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial properties and those owned by our unconsolidated investees (accounted for on the equity method) and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and stockholder distribution requirements.

Near-Term Principal Cash Sources and Uses

In addition to distributions to the common stockholders of the REIT, the limited partnership units of the Operating Partnership and the preferred stockholders, we expect our primary cash needs will consist of the following:

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	investments in current or future unconsolidated investees, primarily for the development and/or acquisition of properties depending on market and other conditions (b);

•	development of new properties for long-term investment;

•	repayment of debt, including payments on our credit facilities and repurchases of senior notes and/or exchangeable senior notes;

•	scheduled debt principal payments in the remainder of 2011 of $89 million and 2012 of $1.5 billion, of which approximately $310 million was repaid in October 2011;

•	capital expenditures and leasing costs on properties;

•	depending on market and other conditions, direct acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment; and

•	merger integration and transition expenses.

(a)	As of September 30, 2011, we had 21 properties under development that were 42.4% leased with a current investment of $333.7 million and a total expected investment of $766.5 when completed and leased, leaving $432.8 million remaining to be spent.
(b)	See Note 4 to the Consolidated Financial Statements in Item 1 for discussion of the capital commitments of the property funds.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available cash balances ($217 million at September 30, 2011);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•

proceeds from the contributions of properties to property funds or other unconsolidated investees (subsequent to September 30, 2011, we received proceeds of $453 million from the contribution of properties to unconsolidated property funds);

•	borrowing capacity under our Credit Facilities ($0.8 billion available as of September 30, 2011), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

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

In addition, on June 3, 2011, we entered into the Revolver, which has a total borrowing capacity of ¥ 36.5 billion (approximately $474.9 million at September 30, 2011). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $735.1 million at September 30, 2011) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

Information related to our Credit Facilities as of September 30, 2011 is as follows (dollars in millions):

Aggregate lender - commitments	$2,208.3
Less:
Borrowings outstanding	1,352.2
Outstanding letters of credit	87.6

Current availability	$768.5

Debt

In connection with the Merger and PEPR acquisition, we recorded $5.9 billion in additional debt. This debt was recorded at estimated fair value as of the Merger/acquisition dates. The interest expense that is reflected in our Consolidated Financial Statements in Item 1 is based on the effective interest rate recorded as part of the fair value allocated to the debt. Included in the total debt recorded, was $2.2 billion that is an obligation of PEPR that we consolidate but do not own 100% and do not guarantee. PEPR may repay the debt with borrowings under its credit facilities or other borrowings. During the third quarter, PEPR issued €97.5 million of equity (98% of which was purchased by us) and used the proceeds to repay €109 million ($150 million) of debt. In addition, we acquired €61.1 million ($86.1 million) of the PEPR public bonds with a maturity of 2014 in the open market reducing debt on a consolidated basis. We also bought $135 million of our exchangeable debt with a maturity in 2012 through open market purchases.

As of September 30, 2011, we were in compliance with all of our debt covenants.

See Note 8 to our Consolidated Financial Statements in Item 1 for further discussion of our debt.

Cash Provided by Operating Activities

For the nine months ended September 30, 2011 and 2010, operating activities provided net cash of $104.9 million and $224.6 million, respectively. In the first nine months of 2011 and 2010, cash provided by operating activities was less than the cash distributions paid on common stock and dividends paid on preferred stock by $175.8 million and $10.4 million, respectively. In 2011, the decrease in cash provided by operating activities was largely due to the Merger and integration cash expenses of $103.9 million recognized in 2011 and timing of certain payments, offset somewhat with higher earnings and cash flows from operations as a result of the Merger and PEPR acquisition.

Cash Investing and Cash Financing Activities

For the nine months ended September 30, 2011 and 2010, investing activities used net cash of $798.5 million and $88.5 million, respectively. The following are the significant activities for both periods presented:

•

We generated cash from dispositions of $812.2 million and $603.5 million during 2011 and 2010, respectively. In 2011, we disposed of land, land subject to ground leases and 61 properties that included the majority of our non-core assets. In 2010, we disposed of land and 22 properties.

•

We invested $875.7 million in real estate during 2011 and $436.5 million for the same period in 2010; including costs for current and future development projects, property acquisitions and recurring capital expenditures and tenant improvements on existing operating properties.

•	In connection with the Merger, we acquired $234.0 million in cash in 2011.

•

During the second quarter 2011, we used $1.0 billion of cash to purchase units in PEPR (see Note 2 to the Consolidated Financial Statements in Item I). The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”) that was put in place for the acquisition and borrowings under our other credit facilities. The borrowings on the PEPR Bridge Facility were repaid with proceeds from the 2011 Equity Offering.

•	We received distributions from unconsolidated investees as a return of investment of $114.4 million and $77.0 million during 2011 and 2010, respectively.

•

In the first quarter of 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-core assets. In the third quarter of 2010, we purchased a $81.0 million loan to an unconsolidated investee from the lender which is secured by buildings in the property fund.

•	We generated net cash proceeds from payments on notes receivables of $6.5 million and $13.6 million in 2011 and 2010, respectively.

•

In 2011, we invested $9.7 million in unconsolidated investees, net of repayment of advances by the investees. In 2010, we invested cash of $265.1 million in unconsolidated investees including investments in connection with a property contribution we made, net of repayment of advances by the investees.

For the nine months ended September 30, 2011 and 2010, financing activities provided net cash of $874.0 million and used $151.8 million, respectively. The following are the significant activities for both periods presented:

•

In June 2011, we completed the 2011 Equity Offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.2 billion. The proceeds were used to repay the PEPR Bridge Facility completely and the remainder were used to repay a portion of the borrowings outstanding under our Credit Facilities.

•

In 2011, we incurred $164.8 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility. In March 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of exchangeable senior notes due 2015 and incurred $293.4 million in secured mortgage debt.

•

We had net proceeds on our Credit Facilities of $377.8 million and net payments of $305.4 million during 2011 and 2010, respectively. In connection with the Merger, we repaid the outstanding balance under our existing global line of credit and entered into new credit facilities as discussed below.

•

In 2011, we used $711.8 million in proceeds from the 2011 Equity Offering to repay the amounts borrowed under the PEPR Bridge Facility. In addition, we made net payments of $226.5 million and $54.4 million on regularly scheduled debt principal and maturity payments during 2011 and 2010, respectively. This includes the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011.

•

In 2011 and 2010, we purchased and extinguished $243.3 million and $1.4 billion, respectively, for approximately the original principal amount of our senior and exchangeable senior notes and secured mortgage debt.

•

We paid distributions of $257.8 million and $215.9 million to our common stockholders during 2011 and 2010, respectively. We paid dividends on our preferred stock of $23.0 million and $19.1 million during both 2011 and 2010, respectively.

•	In 2011, we distributed $11.1 million to noncontrolling interests.

•

We generated proceeds from the sale and issuance of common stock under our various common stock plans of $29.9 million in 2010, primarily from our at-the-market equity issuance program. We had no activity in 2011. In connection with the Merger, this program was terminated.

Off-Balance Sheet Arrangements

Unconsolidated Property Fund Debt

We had investments in and advances to the property funds at September 30, 2011 of $2.5 billion. The property funds had total third party debt of $9.1 billion (for the entire entity, not our proportionate share) at September 30, 2011 that matures as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Premium	Total (1)
Americas	$8.1	$790.4	$728.2	$913.2	$364.2	$3,100.5	$10.6	$5,915.2
Europe	5.3	171.6	385.2	623.8	698.0	279.2	14.2	2,177.3
Asia	117.6	221.0	504.8	32.5	1.8	85.6	10.9	974.2

Total unconsolidated property funds	$131.0	$1,183.0	$1,618.2	$1,569.5	$1,064.0	$3,465.3	$35.7	$9,066.7

(1)	As of September 30, 2011, we had generally not guaranteed any of the third party debt of the property funds. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. The remaining 2011 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

We have notes receivable from certain property funds: (i) a loan that bears interest at 8%, matures in May 2015 is secured by 12 buildings in the property fund with an outstanding balance as of September 30, 2011 of $78.3 million, and (ii) a loan with an outstanding balance of $21.4 million. In addition, we have pledged properties we own directly, valued at approximately $276.0 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014.

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

Prior to the Merger, ProLogis paid a cash distribution of $0.252 (adjusted by Merger exchange ratio) per common share for the first quarter on February 28, 2011 and for the second quarter on May 25, 2011. Also prior to the Merger, AMB paid a dividend of $0.28 per common share on February 28, 2011 for the first quarter and on May 25, 2011 for the second quarter. Neither AMB dividend has been reflected in the Consolidated Financial Statements in Item 1 since ProLogis is considered the accounting acquirer, as discussed earlier. We paid a cash distribution of $0.28 per common share for the third quarter on September 30, 2011. Our future common stock dividends may vary and will be determined by our Board of Directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the Board during the year.

At September 30, 2011, we had seven series of preferred stock outstanding. The annual dividend rates on preferred stock are 6.5% per Series L, 6.75% per Series M, 7.0% per Series O, 6.85% per Series P, 8.54% per Series Q, 6.75% per Series R and 6.75% per Series S. The Series Q, R and S were preferred shares of ProLogis prior to the Merger and distributions on those shares have been reflected in the Consolidated Financial Statements in Item 1 through September 30, 2011. The dividends on preferred stock are payable quarterly in arrears.

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

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At September 30, 2011, we have ¥54.2 billion ($705.6 million) in TMK bond agreements and a ¥12.5 billion ($162.5 million) term loan with variable interest rates. We have entered into interest rate swap agreements to fix the interest rate on ¥35.5 billion ($461.8 million as of September 30, 2011) of the TMK bonds and the entire term loan for the term of the agreements. At September 30, 2011, we have also entered into interest rate swap agreements to fix the interest rate on €784.5 million ($1.1 billion) of secured debt, of which €753.8 million ($1.0 billion) relates to PEPR, with variable interest rates.

Our primary interest rate risk is created by the variable rate Credit Facilities. During the nine months ended September 30, 2011, we had weighted average daily outstanding borrowings of $753.1 million on our variable rate Credit Facilities. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.5 million of cash flow for the nine months ended September 30, 2011.

We also have $472.7 million of variable interest rate debt which has a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $0.7 million on our cash flow for the nine months ended September 30, 2011.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results of operations and financial position could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income, our financial results of operations and financial position of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At September 30, 2011, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At September 30, 2011, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2011. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of September 30, 2011. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On October 14, 2011, a final order was entered in connection with the settlement of lawsuits filed in connection with the Merger. As part of the settlement, we agreed, among other things, to pay the lawyers who filed the Maryland and Colorado actions attorneys’ fees and expenses in a cumulative amount of $600,000, which amount has been accrued.

Item 1A. Risk Factors

As of September 30, 2011, no material changes had occurred in our risk factors as discussed in Item 1A of our 2010 Annual Report on Form 10-K, and the 2010 Annual Report on Form 10-K of ProLogis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: November 8, 2011

Index to Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.