Form 10-K
period 2011-12-31
Prologis, Inc.; Prologis, L.P.
filed 2012-02-29
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Former name, former address and former fiscal year, if changed since last report)

AMB Property Corporation

AMB Property, L.P.

	Title of Each Class	Name of Each Exchange on Which Registered
Prologis, Inc.	Common Stock, $.01 par value	New York Stock Exchange
Prologis, Inc.	6.50% Series L Cumulative Redeemable Preferred Stock	New York Stock Exchange
Prologis, Inc.	6.75% Series M Cumulative Redeemable Preferred Stock	New York Stock Exchange
Prologis, Inc.	7.00% Series O Cumulative Redeemable Preferred Stock	New York Stock Exchange
Prologis, Inc.	6.85% Series P Cumulative Redeemable Preferred Stock	New York Stock Exchange
Prologis, Inc.	6.75% Series R Cumulative Redeemable Preferred Stock	New York Stock Exchange
Prologis, Inc.	6.75% Series S Cumulative Redeemable Preferred Stock	New York Stock Exchange
Prologis, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Prologis, Inc. - NONE

Prologis, L.P. - NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Prologis, Inc.: Yes ☑ No ☐            Prologis, L.P.: Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Prologis, Inc.: Yes ☐ No ☑             Prologis, L.P.: Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Prologis, Inc.: Yes ☑ No ☐    Prologis, L.P.: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Prologis, Inc.: Yes ☑ No ☐    Prologis, L.P.: Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Prologis, Inc.:	☑ Large accelerated filer	☐ Accelerated filer
	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Prologis, L.P.:	☐ Large accelerated filer	☐ Accelerated filer
	☑ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Prologis, Inc.: Yes ☐ No ☑            Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of Prologis, Inc. was $16,284,024,207.

The number of shares of Prologis, Inc.’s common stock outstanding as of February 22, 2012 was approximately 458,974,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of December 31, 2011, the REIT owned an approximate 99.55% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

We believe combining the annual reports on Form 10-K of the REIT and the Operating Partnership into this single report results in the following benefits:

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

We believe it is important to understand the few differences between the REIT and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The REIT’s only material asset is its ownership of partnership interests in the Operating Partnership. As a result, the REIT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. The REIT itself does not issue any indebtedness, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain investees. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the REIT, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the business through the Operating Partnership’s operations, its incurrence of indebtedness and the issuance of partnership units to third parties.

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

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, management’s beliefs and assumptions made by management. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of properties, disposition activity, general conditions in the geographic areas where we operate, synergies to be realized from our recent merger transaction, our debt and financial position, our ability to form new property funds and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of real estate investment trust (“REIT”) status and tax structuring, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under “Item 1A. Risk Factors” in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

The Company

We are the leading global owner, operator and developer of industrial real estate, focused on markets tied to global trade across the Americas, Europe and Asia. As of December 31, 2011, we owned, or had investments in, on a consolidated basis or through unconsolidated investees, properties and development projects totaling approximately 600 million square feet (55.7 million square meters) in 22 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies and other enterprises.

Of the approximately 600 million square feet of our owned and managed portfolio as of December 31, 2011:

•	approximately 559 million square feet were operating industrial distribution buildings with a gross book value of $42.8 billion that were 92.2% occupied;
•	approximately 13 million square feet in our development portfolio with a total current investment of $1.0 billion and a total expected investment of $1.4 billion that were 43.6% leased;
•

approximately 25 million square feet consist of properties we manage on behalf of third parties, properties in which we have an ownership interest but do not manage and non-industrial properties we own; and

•	the largest customer and 25 largest customers accounted for 2.4% and 17.9%, respectively, of the annualized base rent of the combined portfolio.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust. The REIT is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements and we refer to the REIT and the Operating Partnership collectively throughout this document as “the Company”, “Prologis”, “we”, “our” or “us”. The REIT commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable the REIT to maintain its status as a REIT. The Operating Partnership was also formed in 1997.

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with private capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 10-50%. We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and joint ventures as unconsolidated investees.

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111 and our global operational headquarters are located at 4545 Airport Way, Denver, Colorado 80239. Our other principal office locations are in Amsterdam, the Grand Duchy of Luxembourg, Mexico City, Shanghai, Singapore and Tokyo.

Our Internet website address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (the “SEC”) are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The REIT’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the S&P 500.

Merger of AMB and ProLogis and Acquisition of PEPR

On June 3, 2011, AMB Property Corporation (“AMB”) completed the merger with ProLogis, a Maryland REIT (“ProLogis”) in which ProLogis shareholders received 0.4464 of a share of common stock of AMB for each outstanding common share of beneficial interest in ProLogis (the “Merger). Following the Merger, AMB changed its name to Prologis, Inc. In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. In May 2011, we also acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR”) (the “PEPR Acquisition”).

We have recorded the purchase price allocations for both the Merger ($5.9 billion) and PEPR Acquisition ($1.6 billion) in our December 31, 2011 Consolidated Balance Sheet. Our results for 2011 reflect approximately seven months of the impact of the Merger and the PEPR Acquisition. Therefore, period to period comparisons may not be meaningful. See Note 3 to the Consolidated Financial Statements in Item 8 for more information relating to both the Merger and PEPR Acquisition.

Investment Strategy

We believe that gross domestic product (“GDP”) growth and growth in global trade are important drivers of demand for our product. Trade and GDP are correlated as higher levels of investment, production and consumption within a globalized economy are consistent with increased levels of imports and exports. As the world produces and consumes more, we believe that the volume of global trade will continue to increase at a rate in excess of growth in global GDP. Significant supply chain reconfiguration, obsolescence and customers’ preference to lease, rather than own, facilities also drive demand for quality distribution space.

Our investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain to support global trade. We have a deep global presence with assets under management of $43.8 billion spanning 22 countries on four continents. Our properties are primarily located in two main market categories, global markets and regional markets. Global markets comprise approximately 30 of the largest markets tied to global trade. These markets feature large population centers with high per-capita consumption rates and are located near major airports, seaports and ground transportation systems. Similar to global markets, regional markets benefit from large population centers but typically are not as tied to the global supply chain and are often less supply constrained. As of December 31, 2011, global and regional markets represented approximately 83% and 12%, respectively of our overall owned and managed platform (based on our share of net operating income of the properties). Approximately 5% of our total portfolio falls in markets that we do not classify as global or regional markets. Our investment strategy would be to exit these other markets over time. Our portfolio allows us to have local market knowledge, construction expertise and a commitment to sustainable design. We are supported by a broad and diverse customer base, comprising relationships with multinational corporations that result in repeatable business.

Business Strategy

Our business strategy focuses on three principal lines of business within two business segments, as follows:

Real Estate Operations Segment

Rental Operations - This represents the primary source of our core revenue, earnings and funds from operations (or FFO as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition”). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rents by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to increase overall rental income primarily through the leasing of space currently available in our properties. We believe that our regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficencies that provide a benefit to our customers as well as the Company.

Capital Deployment Activities - Our development and re-development activities support our rental operations and are therefore included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company, through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties directly or in co-investment ventures for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. Generally, in the U.S., Europe and Japan we are developing directly while in emerging markets such as Brazil, China and Mexico we are developing with our private capital partners in a variety of co-investment ventures.

Private Capital Segment - We co-invest in properties with private capital investors through a variety of co-investment ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. We generally own 10-50% in the ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures and by raising additional third-party capital in our existing ventures.

Our Operating Segments

As discussed above, our current business strategy includes two operating segments: Real Estate Operations, which includes our Capital Deployment activities, and Private Capital. Our Real Estate Operations segment represents the long-term ownership of industrial operating properties, including development activities. Our Private Capital segment represents the long-term management of co-investment ventures and the properties they own. Please see “Item 1A Risk Factors”, our property information and market presence as presented in “Item 2. Properties”, a discussion of our segment results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our segment footnote – Note22 to our Consolidated Financial Statements in Item 8 for more information with regard to the investments and results of operations of our segments.

Competition

The existence of competitively priced distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge. To the extent we wish to acquire land for future development of properties in our Real Estate Operations segment or dispose of land, we may compete with local, regional, and national developers. We also face competition from investment managers for institutional capital.

We believe we have competitive advantages due to (i) our ability to respond quickly to customers’ needs for high-quality distribution space in key global distribution markets; (ii) our established relationships with key customers served by our local personnel; (iii) our ability to leverage our organizational structure to provide a single point of contact for our global customers through our Global Customer Solutions team; (iv) our property management and leasing expertise; (v) our relationships and proven track record with current and prospective investors in our private capital business; (vi) our global experience in the development and management of industrial properties; (vii) the strategic locations of our land that we expect to develop; and (viii) our personnel who are experienced in the land entitlement process.

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2011, in our Real Estate Operations segment, we had 3,163 customers occupying 266.0 million square feet of distribution space. In the unconsolidated properties we manage, we had 2,476 customers occupying 249.3 million square feet of distribution space. In our Real Estate Operations segment, our largest customer and 25 largest customers accounted for 0.6% and 7.2%, respectively, of our annualized base rent at December 31, 2011.

Within our Global Customer Solutions team, we develop long-term relationships with our customers and understand their business and needs, serving as their strategic partner for real estate on a global basis. Keeping in close contact with customers and focusing on exceptional customer service sets us apart from other real estate providers as much more than a landlord. We believe that what we offer in terms of scope, scale and quality of assets is unique. Our in-depth knowledge of our markets helps us stay ahead of trends and create forward-thinking solutions for their distribution networks. This depth of customer knowledge results in greater retention and expanded service, which garners additional business from the same customer across multiple geographies. Approximately 50.0 % of our annual base rent is derived from customers who lease from us in more than one location and more than one country.

In our Private Capital segment, we consider our private capital investors to be our customers. As of December 31, 2011, we partnered with 117 investors, several of which invest in multiple funds.

Employees

We employ 1,457 persons in our entire organization. Our employees work in four countries in the Americas (925 persons), in 15 countries in Europe (345 persons) and in three countries in Asia (187 persons). Of the total, we have assigned 862 employees to our Real Estate Operations segment and 67 employees to our Private Capital segment. We have 528 employees who work in corporate and support positions who are not assigned to a segment who may assist with segment activities. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements.

Management’s Overview

At the time of the Merger, we established key strategic priorities to guide our path over the next two years. These priorities are:

•	to align our portfolio with our investment strategy while serving the needs of our customers;

•	to strengthen our financial position and build one of the top balance sheets in the REIT industry;

•	to streamline our private capital business and position it for substantial growth;

•	to improve the utilization of our low yielding assets; and

•	to build the most effective and efficient organization in the REIT industry and to become the employer of choice among top professionals interested in real estate as a career.

Align our Portfolio with our Investment Strategy

Subsequent to the Merger, we performed a comprehensive review of our owned and managed portfolio, and categorized the portfolio into three main segments – global, regional and other markets. Global markets represent approximately 83% of our overall owned and managed platform (based on our share of net operating income of the properties). Regional markets represent 12% of our total owned and managed platform. We intend to hold only the highest quality class-A product in our regional markets. We also own a small number of assets in other markets, which account for 5% of our owned and managed platform and that we plan to exit from in an orderly fashion in the next few years. By segmenting our markets in this manner, we were able to construct a strategy that includes culling the portfolio for buildings and potentially submarkets that are no longer a strategic fit for the company. We expect to use the proceeds from dispositions to pay down debt and to recycle capital into new development projects or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the REIT industry. We expect to lower our financial risk by reducing leverage and maintaining staggered debt maturities, which will provide us with more financial flexibility and allow continued access to debt capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they become available. We expect to lower our currency exposure by owning assets outside the U.S. primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures. In addition, we expect that new development projects, particularly in emerging markets such as Brazil, China and Mexico, will be done in conjunction with our private capital partners. We will also reduce our exposure to foreign currency exchange fluctuations by borrowing in local currencies when appropriate.

Streamline Private Capital Business

We are rationalizing our private capital business in conjunction with our private capital investors. Some of our co-investment ventures have fee structures that do not adequately compensate us for the services we provide. Therefore, we may terminate or restructure certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we will work very closely with our partners and venture investors who will be active participants in these decisions. We plan to grow our private capital business with the deployment of the private capital commitments we have already raised, formation of new co-investment ventures and raising incremental capital for our existing co-investment ventures.

Improve the Utilization of Our Low Yielding Assets

We plan to increase the value of our low yielding assets by stabilizing our operating portfolio to its historical average of 95% leased, completing the build-out and lease-up of our development projects as well as monetizing our land through development or sale to third parties.

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career

We have identified more than $115 million of Merger cost synergies on an annualized basis, as compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies include gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We believe we have realized approximately 90% of these synergies already and expect to realize the full amount by year - end 2012. In addition, we are in the process of implementing a new enterprise wide system that will include a property management/billing system, a human resources system, a general ledger and accounting system and a data warehouse. In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality. We have implemented two new compensation plans that we believe will better align employees’ compensation to our performance. We believe these efforts and others will help us with the attainment of this objective.

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our 2011 results and progress attaining the objectives outlined above.

Code of Ethics and Business Conduct

We maintain a Code of Ethics and Business Conduct applicable to our Board and all of our officers and employees, including the principal co-executive officers, the principal financial officer and the principal accounting officer, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on our website, www.prologis.com. In addition to being accessible through our website, copies of our Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, Pier 1, Bay 1, San Francisco, California 94111. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officers, the principal financial officer, or the principal accounting officer, or persons performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. Either the previous owners or we subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 21 to our Consolidated Financial Statements in Item 8 and “Item 1A. Risk Factors”.

Insurance Coverage

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverages include property damage and rental loss insurance resulting from such perils as fire, additional perils as covered under an extended coverage policy, named windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self insurance and through a wholly-owned captive insurance entity. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated revenues and earnings. See further discussion in “Item 1A. Risk Factors”.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our financial condition, results of operations, distributable cash flow and value of our securities. These risks include, among others:

General

Disruptions in the Global Capital and Credit Markets may adversely affect our operating results and financial condition.

Global market and economic conditions have been challenging with tighter credit conditions and slower growth in most major economies during the last few years. Although signs of recovery may exist, there are continued concerns about the systemic impact of inflation, the availability and cost of credit, a lagging real estate market and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. To the extent there is turmoil in the financial markets, it has the potential to materially affect the value of our properties and investments in our unconsolidated investees, the availability or the terms of financing that we and our unconsolidated investees have or may anticipate utilizing, our ability and that of our unconsolidated investees to make principal and interest payments on, or refinance any outstanding debt when due and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases.

The market volatility over the last several years has made the valuation of our properties and those of our unconsolidated investees more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated investees, that could result in a decrease in the value of our properties and those of our unconsolidated investees. As a result, we may not be able to recover the current carrying amount of our investments in real estate properties, including our unconsolidated investees, which may require us to recognize an impairment charge in earnings in addition to the charges we previously recognized.

Any additional, continued or recurring disruptions in the capital and credit markets may adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

As a global company, we are subject to social, political and economic risks of doing business in many countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2011, we generated approximately 41.9% or $642 million of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions;

•	differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our usual standards and practices;

•	volatility in currencies;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements and other laws;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•

political instability, uncertainty over property rights, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities (particularly with respect to our operations in Mexico);

•	foreign ownership restrictions with respect to operations in countries; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.

Our global growth (including growth in new regions in the United States) also subjects us to certain risks, including risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with regulations such as the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws.

Although we have committed substantial resources to expand our global platform, if we are unable to successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition and results of operations could be harmed.

In addition, our international operations and, specifically, the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, may be affected by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2011, approximately 43.5% or $12.1 billion of our total assets are invested in a currency other than the U.S. dollar, primarily the euro, Japanese yen and British pound sterling. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our financial position, debt covenant ratios and results of operations. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and, on occasion and when deemed appropriate, using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

Real estate investments are not as liquid as certain other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as certain other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as secured mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Internal Revenue Code, we are only able to hold property for sale in the ordinary course of business through taxable REIT subsidiaries in order to not incur punitive taxation on any tax gain from the sale of such property. While we may dispose of certain properties that have been held for investment in order to generate liquidity, if we do not satisfy certain safe harbors or we believe there is too much risk of incurring the punitive tax on any tax gain from the sale, we may not pursue such sales.

In the event that we do not have sufficient cash available to us through our operations or available credit facilities to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, divesting ourselves of properties, whether or not they otherwise meet our strategic objectives to keep in the long term, at less than optimal terms, incurring debt, entering into leases with our customers at lower rental rates or less than optimal terms or entering into lease renewals with our existing customers without an increase in rental rates at turnover. There can be no assurance, however, that such alternative ways to increase our liquidity will be available to us. Additionally, taking such measures to increase our liquidity may adversely affect our financial condition, results of operations, cash flow, our ability to make distributions and payments to our security holders and the market price of our securities.

Risks Related to our Business

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, may impact financial results.

We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties.

As of December 31, 2011, approximately 23.0% of our consolidated operating properties or $4.9 billion (based on investment before depreciation) are located in California, which represented 18.8% of the aggregate square footage of our operating properties and 20.8% of our annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

In addition to California, we also have significant holdings (defined as more than 3% of total investment before depreciation) in operating properties in certain global and regional markets located in Chicago, Dallas/Fort Worth, France, Japan, New Jersey/New York City, South Florida and the United Kingdom. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities.

In addition, our unconsolidated investees have concentrations of properties in the same markets mentioned above, as well as in markets in Central and Eastern Pennsylvania, Germany, Mexico, Poland and Reno and are subject to the economic conditions in those markets.

A number of our properties are located in areas that are known to be subject to earthquake activity. U.S. properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for wholly owned assets in Japan based on this analysis.

Further, a number of our properties are located in areas that are known to be subject to hurricane and/or flood risk. We carry hurricane and flood hazard insurance on all of our properties located in areas historically subject to such activity, subject to coverage limitations and deductibles if we believe it is commercially reasonable. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Our insurance coverage does not include all potential losses.

We and our unconsolidated investees currently carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated investees are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

Furthermore, we cannot be sure that our insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds insured limits with respect to one or more of our properties or if our insurance companies fail to meet their coverage commitments to us in the event of an insured loss, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Any such losses or higher insurance costs could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

Investments in real estate properties are subject to risks that could adversely affect our business.

Investments in real estate properties are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our property management capabilities, these risks cannot be eliminated. Some of the factors that may affect real estate values include:

•	local conditions, such as an oversupply of distribution space or a reduction in demand for distribution space in an area;

•	the attractiveness of our properties to potential customers;

•	competition from other available properties;

•	increasing costs of rehabilitating, repositioning, renovating and making improvements to our properties;

•	our ability to provide adequate maintenance of, and insurance on, our properties;

•	our ability to control rents and variable operating costs;

•	governmental regulations, including zoning, usage and tax laws and changes in these laws; and

•	potential liability under, and changes in, environmental, zoning and other laws.

Our investments are concentrated in the industrial distribution sector and our business would be adversely affected by an economic downturn in that sector.

Our investments in real estate assets are primarily concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified.

Our operating results and distributable cash flow will depend on the continued generation of lease revenues from customers and we may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. We are also subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and may be unable to re-lease spaces. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

If we decide to contribute or sell properties to an unconsolidated investee or third parties to generate proceeds, we may not be successful.

We may contribute or sell properties to certain of our unconsolidated investees or third parties on a case-by-case basis. Our ability to sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties; market conditions, including the capitalization rates applicable to our properties; and other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms or at all. The unconsolidated investee or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed. If we are unable to generate proceeds through property sales we may have to delay our deleveraging plans, which may result in adverse effects on our liquidity, distributable cash flow, debt covenant ratios, and the value of our securities.

We may acquire properties, which involves risks that could adversely affect our operating results and the value of our securities.

We may acquire industrial properties. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. When we acquire properties, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

Our real estate development strategies may not be successful.

Our real estate development strategy is focused on monetizing land in the future through sales to third parties, development of industrial properties to hold for long-term investment or contribution or sale to an unconsolidated investee, depending on market conditions, our liquidity needs and other factors. We may expand investment in our development, renovation and redevelopment business and we will complete the build-out and leasing of our development platform. We may also develop, renovate and redevelop properties within existing or newly formed development co-investment ventures. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities, which include the following risks:

•

we may not be able to obtain financing for development projects on favorable terms or at all and complete construction on schedule or within budget, resulting in increased debt service and construction costs and delays in leasing the properties and generating cash flow;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•

we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in additional impairment charges;

•	development opportunities that we explore may be abandoned and the related investment impaired;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may not be able to lease properties on favorable terms or at all;

•	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

•	we may not be able to attract third party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may not be able to capture the anticipated enhanced value created by our redevelopment projects on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public opposition to our activities; and

•

substantial renovation, new development and redevelopment activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations.

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination.

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

We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral and may have an adverse effect on our distributable cash flow.

We are subject to risks and liabilities in connection with forming co-investment ventures, investing in new or existing co-investment ventures, attracting third party investment and investing in and managing properties through co-investment ventures.

As of December 31, 2011, we have an investment in approximately 277.8 million square feet held through unconsolidated investees. Our organizational documents do not limit the amount of available funds that we may invest in unconsolidated investees, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, attract third party investment or make additional investments in new or existing co-investment ventures, successfully develop or acquire properties through unconsolidated entities, or realize value from such unconsolidated entities. Our inability to do so may have an adverse effect on our growth, our earnings and the market price of our securities.

Our partners in our unconsolidated investments may share certain approval rights over major decisions and some partners may manage the properties in the unconsolidated investees. Our unconsolidated investments involve certain risks, including:

•	if our partners fail to fund their share of any required capital contributions, then we may choose to contribute such capital;

•	our partners might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property;

•

the venture or other governing agreements often restrict the transfer of an interest in the co-investment venture or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•

our relationships with our partners are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to manage or invest in the assets underlying such relationships resulting in reduced fee revenue or causing a need to purchase such interest to continue ownership; and

•

disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

We generally seek to maintain sufficient influence over our unconsolidated investees to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

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

Risks Related to Financing and Capital

We face risks associated with the use of debt to fund our business activities, including refinancing and interest rate risks, and our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt or are unable to refinance our debt.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our Global Senior Credit Agreement, Yen-based credit agreement and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. In addition, our unconsolidated investees may be unable to refinance indebtedness or meet payment obligations, which may impact our distributable cash flow and our financial condition and/or we may be required to recognize impairment charges of our investments.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our Global Senior Credit Agreement and Yen-based credit agreement, the indentures under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, the amount of our distributable cash flow and our financial condition could be adversely affected.

Adverse changes in our credit ratings could negatively affect our financing activity.

The credit ratings of our senior unsecured notes and preferred stock are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under our current and future credit facilities and debt instruments. Adverse changes in our credit ratings could negatively impact our refinancing and other capital market activities, our ability to manage debt maturities, our future growth, our financial condition, the market price of our securities, and our development and acquisition activity.

We are dependent on external sources of capital.

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we may be subject to tax to the extent our income is not fully distributed. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years ending on or before December 31, 2011, and in some cases declared as late as December 31, 2012, the REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

Federal Income Tax Risks

Our failure to qualify as a REIT would have serious adverse consequences.

The REIT elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the taxable year ended December 31, 1997. We believe we have operated so as to qualify as a REIT under the Internal Revenue Code and believe that the current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, the REIT must derive at least 95% of its gross income in any year from qualifying sources. In addition, we must pay dividends to our stockholders aggregating annually at least 90% of the REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in our case because we hold assets through the Operating Partnership.

If we fail to qualify as a REIT in any taxable year, we will be required to pay federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless we are entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost the qualification. If we lost our REIT status, our net earnings would be significantly reduced for each of the years involved.

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

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

Legislative or regulatory action could adversely affect us.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax taws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and may impact our taxation or that of our stockholders.

Risks relating to the Merger

The combined company may be unable to integrate its businesses successfully and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe.

On June 3, 2011, AMB and ProLogis completed the Merger. The Merger involved a combination of two companies that previously operated as independent public companies, each of which operated its own private capital platform focused on the industrial real estate sector and served as the sponsor or manager of, or in a similar capacity with respect to, numerous private equity investment vehicles.

The combined company is required to devote significant management attention and resources to integrating the business practices and operations of the constituent companies. Potential difficulties the combined company may encounter in the integration process include the following:

•	the inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel and systems from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	the failure to retain key employees of either of the two companies; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger.

For all these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or the diversion of our resources to the integration process as we attempt to complete the integration process, any of which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to security holders and the market price of our securities.

Other Risks

Risks Associated with our Dependence on Key Personnel.

We depend on the efforts of our executive officers and other key employees. From time to time, our personnel and their roles may change. In connection with the completion of the Merger, there were changes to our personnel and their roles. While we believe that we have retained our key talent and can find suitable employees to meet our personnel needs, the loss of key personnel, any change in their roles, or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to security holders and the market price of our securities. If we are unable to continue to attract and retain our executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to comply with the Americans with Disabilities Act, including removing access barriers, then our cash flow and the amounts available to make distributions and payments to our security holders may be adversely affected. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life-safety requirements. We could incur fines or private damage awards if we fail to comply with these requirements. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

We are subject to governmental regulations and actions that affect operating results and financial condition.

Many laws, including tax laws, and governmental regulations apply to us, our unconsolidated investees and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur, which might affect our ability to conduct business.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We are exposed to the potential impacts of future climate change and climate change related risks.

We consider that we are exposed to potential physical risks from possible future changes in climate. Our distribution facilities may be exposed to rare catastrophic weather events, such as severe storms and/or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.

We do not currently consider ourselves to be exposed to regulatory risks related to climate change, as our operations do not emit a significant amount of greenhouse gases. However, we may be adversely impacted as a real estate developer in the future by potential impacts to the supply chain and/or stricter energy efficiency standards for buildings.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We are invested in real estate properties that are primarily generic industrial properties. In Japan, our industrial properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer and industrial products. Based on the square footage of the operating properties included in our Real Estate Operations segment at December 31, 2011 (and discussed below), our properties are 100% industrial properties; including 92.5% used for bulk distribution, 4.4% used for light manufacturing and assembly, 1.3% used for flex industrial, 1.0% used for on-tarmac and 0.8% used for other purposes.

Geographic Distribution

Our investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. Our properties are primarily located in two main market types, global markets and regional markets. Global markets account for 85.4% of our consolidated operating properties (based on investment balance) and comprise approximately 30 of the largest and most liquid markets tied to global trade. These markets feature large population centers with high per-capita consumption rates and close proximity to airports, seaports and ground transportation systems. Regional markets account for 10.6% of our consolidated operating properties. Similar to global markets, regional markets benefit from large population centers but typically are not as tied to the global supply chain and are often less supply constrained.

The information in the following tables is as of December 31, 2011 for our consolidated operating properties, properties in our development portfolio and land, including 375 buildings owned by entities we consolidate but of which we own less than 100%. All of these assets are included in our Real Estate Operations segment. This includes our portfolio of operating properties we developed or are currently developing. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2011 or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2011. These tables do not include properties that are owned by unconsolidated investees.

Consolidated operating properties in the Real Estate Operations segment at December 31, 2011 (dollars and rentable square footage in thousands):	No. of Bldgs.	Percentage Occupied (1)	Rentable Square Footage	Investment Before Depreciation	Encumbrances (2)
Americas:
Global Markets:
United States:
Atlanta	67	83.6%	9,419	$ 378,553	$ 52,400
Baltimore/Washington	35	94.1%	4,041	246,877	13,876
Central & Eastern PA	9	98.7%	3,794	192,602	-
Central Valley, CA	13	86.0%	5,251	270,542	8,966
Chicago	143	92.8%	24,576	1,404,575	187,225
Dallas/Fort Worth	112	92.8%	15,963	701,177	66,365
Houston	56	99.1%	4,665	169,948	9,350
New Jersey/New York City	115	89.8%	13,234	1,034,141	133,736
San Francisco Bay Area	213	88.9%	17,233	1,677,961	126,837
Seattle	27	93.3%	3,488	320,240	13,165
South Florida	65	92.1%	6,298	649,979	40,317
Southern California	185	95.9%	32,235	2,998,831	309,721
On Tarmac	29	92.2%	2,354	266,237	9,064
Canada	14	91.7%	4,690	472,823	-
Mexico	61	91.7%	10,399	588,178	170,352
Regional and Other Markets - United States:
Austin	9	97.3%	1,006	59,934	-
Boston	26	94.4%	3,336	178,437	10,549
Charlotte	13	97.5%	1,641	61,044	17,663
Cincinnati	16	94.7%	2,513	85,053	22,015
Columbus	24	93.2%	5,143	202,636	29,222
Denver	20	94.5%	3,563	206,437	32,971
El Paso	8	84.6%	931	33,437	-
Indianapolis	11	98.7%	1,274	42,625	4,950
Las Vegas	8	78.6%	840	47,398	-
Louisville	8	98.6%	2,707	102,734	-
Memphis	17	91.0%	4,094	123,802	-
Minneapolis	6	84.8%	1,303	53,161	-
Nashville	22	80.6%	2,032	57,109	-
Orlando	23	72.6%	2,648	158,027	-
Phoenix	20	88.6%	2,348	116,419	-
Portland	11	94.5%	1,374	94,221	18,338
Reno	11	93.3%	2,184	94,701	10,108
San Antonio	30	88.5%	3,056	117,804	3,183
Savannah	1	61.0%	346	16,847	-
St. Louis	6	88.6%	685	24,158	-
Tampa	11	82.7%	837	35,279	8,696

Subtotal Americas	1,445	92.0%	201,501	13,283,927	1,299,069

Europe:
Global Markets:
Belgium	6	99.5%	1,497	119,143	33,369
France	82	92.7%	22,116	1,707,371	253,774
Germany	36	93.3%	6,104	456,527	62,042
Netherlands	22	91.4%	4,623	367,640	56,338
Poland	45	81.1%	10,125	570,561	145,083
Spain	21	79.8%	5,529	505,549	44,006
United Kingdom	38	91.2%	7,172	688,122	153,495
Regional and Other Markets:
Austria	1	100.0%	115	10,192	-
Czech Republic	20	83.4%	4,056	302,457	44,033
Hungary	19	85.0%	3,171	180,581	8,629
Italy	23	89.0%	7,400	473,225	104,525
Romania	4	98.6%	1,160	52,662	-
Slovakia	1	100.0%	287	16,656	-
Sweden	5	100.0%	2,285	193,691	-

Subtotal Europe	323	89.3%	75,640	5,644,377	905,294

Consolidated operating properties in the Real Estate Operations segment at December 31, 2011 (dollars and rentable square footage in thousands):	No. of Bldgs.	Percentage Occupied (1)	Rentable Square Footage	Investment Before Depreciation	Encumbrances (2)
Asia:
Global Markets:
China	7	96.1%	1,750	54,669	-
Japan	17	94.3%	11,218	2,429,412	782,422
Singapore	5	100.0%	942	140,163	21,710

Subtotal Asia	29	94.9%	13,910	2,624,244	804,132

Total operating properties	1,797	91.4%	291,051	$ 21,552,548	$ 3,008,495

	Investment in Land		Development Portfolio
Consolidated land and development portfolio in the Real Estate Operations segment at December 31, 2011 (dollars and rentable square footage in thousands):	Acres	Investment	No. of Bldgs.	Percentage Leased (1)	Rentable Square Footage	Current Investment	Total Expected Investment (3)
Americas:
Global Markets:
United States:
Atlanta	732	$28,003	-	-	-	$ -	$ -
Baltimore/Washington	106	14,868	2	-	171	7,540	15,583
Central & Eastern PA	339	29,354	-	-	-	-	-
Central Valley	188	17,005	-	-	-	-	-
Chicago	638	60,090	-	-	-	-	-
Dallas/Ft. Worth	470	23,373	-	-	-	-	-
Houston	65	7,928	1	-	147	4,115	7,752
New Jersey/New York City	305	124,431	3	63.5%	497	45,142	66,078
Seattle	15	2,121	-	-	-	-	-
South Florida	377	141,581	1	-	190	3,456	15,912
Southern California	779	121,810	2	-	686	46,838	60,978
Canada	230	92,034	-	-	-	-	-
Mexico	1,021	221,568	5	60.9%	817	34,408	49,960
Regional and Other Markets:
United States:
Boston	18	7,114	-	-	-	-	-
Central Florida	147	26,336	-	-	-	-	-
Charlotte- Greenville	20	1,359	-	-	-	-	-
Cincinnati	75	4,915	-	-	-	-	-
Columbus	199	6,692	-	-	-	-	-
Denver	66	8,315	-	-	-	-	-
El Paso	16	953	-	-	-	-	-
Indianapolis	127	4,469	-	-	-	-	-
Jacksonville	103	10,929	-	-	-	-	-
Las Vegas	66	7,561	-	-	-	-	-
Louisville	13	425	-	-	-	-	-
Memphis	159	6,452	-	-	-	-	-
Norfolk	84	7,814	-	-	-	-	-
Phoenix	148	7,608	-	-	-	-	-
Portland	23	2,572	-	-	-	-	-
Reno	173	9,882	-	-	-	-	-
Savannah	229	13,082	-	-	-	-	-

Subtotal Americas	6,931	1,010,644	14	32.4%	2,508	141,499	216,263

	Investment in Land		Development Portfolio
Consolidated land and development portfolio in the Real Estate Operations segment at December 31, 2011 (dollars and rentable square footage in thousands):	Acres	Investment	No. of Bldgs.	Percentage Leased (1)	Rentable Square Footage	Current Investment	Total Expected Investment (3)
Europe:
Global Markets:
Belgium	30	10,298	-	-	-	-	-
France	396	68,434	2	43.9%	506	28,340	37,301
Germany	203	50,475	4	58.3%	766	34,581	64,963
Netherlands	63	57,384	-	-	-	-	-
Poland	893	116,942	2	50.6%	407	19,469	29,390
Spain	100	19,586	-	-	-	-	-
United Kingdom	981	243,325	1	100.0%	458	37,716	42,720
Regional and Other Markets:
Austria	28	13,976	-	-	-	-	-
Czech Republic	308	45,249	1	100.0%	314	17,572	18,369
Hungary	338	46,716	-	-	-	-	-
Italy	114	33,589	-	-	-	-	-
Romania	90	12,436	-	-	-	-	-
Slovakia	108	18,591	-	-	-	-	-

Subtotal Europe	3,652	737,001	10	67.2%	2,451	137,678	192,743

Asia:
Global Markets:
China	42	11,467	-	-	-	-	-
Japan	98	225,121	6	50.1%	4,478	581,354	757,888

Subtotal Asia	140	236,588	6	50.1%	4,478	581,354	757,888

Total land and development portfolio	10,723	$ 1,984,233	30	49.8%	9,437	$ 860,531	$ 1,166,894

The following is a summary of our investment in consolidated real estate properties at December 31, 2011:

Investment Before Depreciation (in thousands)
Industrial properties	$21,552,548
Development portfolio	860,531
Land	1,984,233
Other real estate investments (4)	390,225

Total	$24,787,537

(1)	Represents the percentage occupied for our operating properties and leased for the properties in the development portfolio at December 31, 2011. Operating properties at December 31, 2011 include completed development properties that may be in the initial lease-up phase, which reduces the overall leased percentage.

(2)	Certain properties are pledged as security under our secured mortgage debt and assessment bonds at December 31, 2011. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have a $12.6 million in encumbrances related to our development portfolio and $147.1 million of encumbrances related to other real estate properties not included in the Real Estate Operations segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	Represents the total expected investment when the property under development is completed and leased. This includes the cost of land, development and leasing costs.

(4)	Included in other investments are: (i) certain other non-industrial real estate; (ii) our corporate office buildings; (iii) land subject to ground leases; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs incurred related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

Unconsolidated Co-Investment Ventures

At December 31, 2011, we had an investment in properties through our unconsolidated co-investment ventures that we also managed of 1,403 properties with 267.8 million square feet and a total entity investment of $21.3 billion. See further discussion in Note 6 to our Consolidated Financial Statements in Item 8.

ITEM 3. Legal Proceedings

From time to time, we and our unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. (“Cisco”), is seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. Specifically, Cisco seeks (1) declaratory relief that Prologis owes certain Community Facilities District taxes that have been assessed against Cisco’s land, following Cisco’s purchase of the land from Prologis through the exercise of option agreements; (2) declaratory relief that Prologis’ partial transfers of rights and obligations under the Contract to third parties are void; and (3) damages for alleged breaches of the Contract relating to the plans to build a baseball stadium at Pacific Commons. Although the total damages alleged by Cisco are approximately $200 million, we believe these claims are without merit and are defending these matters vigorously. Based on the facts and circumstances surrounding this dispute, we believe the low end of our range of loss is zero and therefore, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we have not recorded any liability with respect to this matter as of December 31, 2011.

ITEM 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale price of the common stock of the REIT (AMB pre-merger), as reported in the NYSE Composite Tape, and the declared dividends per common share, for the periods indicated.

	High	Low	Dividends (1)
2010
First Quarter (1)	$29.60	$21.80	$0.28
Second Quarter (1)	29.17	23.14	0.28
Third Quarter (1)	26.97	22.05	0.28
Fourth Quarter (1)	32.18	26.14	0.28
2011
First Quarter (1)	$36.47	$31.75	$0.28
Second Quarter (1)	37.44	31.76	0.28
Third Quarter	37.46	23.94	0.28
Fourth Quarter	30.56	21.74	0.28
2012
First Quarter (through February 22)	$34.73	$28.16	$0.28	(2)

(1)	The per share sale price and dividends are different than the amounts disclosed in our Consolidated Financial Statements in Item 8. The difference is due to the distinction between legal and accounting acquirer. The pre-Merger information presented is historical AMB amounts as it was the legal acquirer.
(2)	Declared on February 22, 2012 and payable on March 30, 2012 to holders of record on March 12, 2012.

On February 22, 2012, we had approximately 458,974,100 shares of common stock outstanding, which were held of record by approximately 6,700 stockholders.

Stock Performance Graph

The following line graph compares the change in the REIT’s cumulative total stockholder’s return on shares of its common stock from December 31, 2006 to the cumulative total return of the Standard and Poor’s 500 Stock Index and the FTSE NAREIT Equity REITs Index from December 31, 2006 to December 31, 2011. The graph assumes an initial investment of $100 in the common stock of the REIT (AMB pre-Merger) and each of the indices on December 31, 2006 and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividends

In order to comply with the REIT requirements of the Internal Revenue Code, we are generally required to make common and preferred stock dividends (other than capital gain distributions) to our stockholders in amounts that together at least equal (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common stock distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Internal Revenue Code and that allows us to also retain cash to meet other needs, such as capital improvements and other investment activities.

Prior to the Merger, ProLogis paid a cash distribution of $0.1125 per common share (or $0.25 after being adjusted by the Merger exchange ratio) for the first quarter on February 28, 2011 and for the second quarter on May 25, 2011. Also prior to the Merger, AMB paid a dividend of $0.28 per common share on February 28, 2011 for the first quarter and on May 25, 2011 for the second quarter. Neither AMB dividend has been reflected in the Consolidated Financial Statements in Item 8 since ProLogis is considered the accounting acquirer, as discussed earlier. We paid a cash distribution of $0.28 per common share for the third quarter on September 30, 2011 and for the fourth quarter on December 29, 2011. Our future common stock dividends may vary and will be determined by our Board of Directors (“Board”) upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

In addition to common stock, at December 31, 2011, we had seven series of preferred stock outstanding (“Series L Preferred Stock”, “Series M Preferred Stock”, “Series O Preferred Stock”, “Series P Preferred Stock”, “Series Q Preferred Stock”, “Series R Preferred Stock” and “Series S Preferred Stock”). The Series Q, R and S Preferred Stock was issued in connection with the Merger and exchanged for the outstanding C, F and G Cumulative Redeemable Preferred Shares of beneficial interest in ProLogis, respectively.

Holders of each series of preferred stock outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Dividends for Series Q, R and S are payable quarterly in arrears on the last day of March, June, September and December. Dividends for Series L, M, O and P are payable quarterly in arrears on the 15th day of April, July, October and January. Dividends on preferred stock are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred stock can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series Q Preferred Stock is payable solely out of the cumulative sales proceeds of other capital shares of ours, which may include shares of other series of preferred stock. With respect to the payment of dividends, each series of preferred stock ranks on parity with our other series of preferred stock. The following table sets forth the Company’s dividends paid or payable per share for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011(1)	2010(1)
Series L Preferred stock	$1.63	$1.63
Series M Preferred stock	$1.69	$1.69
Series O Preferred stock	$1.75	$1.75
Series P Preferred stock	$1.71	$1.71
Series Q Preferred stock (2)	$3.20	n/a
Series R Preferred stock (2)	$1.27	n/a
Series S Preferred stock (2)	$1.27	n/a

(1)	The dividends are different than the amounts disclosed in our Consolidated Financial Statements in Item 8. The difference is due to the distinction between legal and accounting acquirer. The pre-Merger information presented is historical AMB amounts as it was the legal acquirer.

(2)	The Series Q, R and S Preferred Stock was issued in connection with the Merger and exchanged for the outstanding C, F and G Cumulative Redeemable Preferred Shares of beneficial interest in ProLogis, respectively. Amounts reflect actual dividends paid or payable during 2011 subsequent to the Merger.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

For more information regarding our dividends, see Note 11 to our Consolidated Financial Statements in Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans see Notes 11 and 14 to our Consolidated Financial Statements in Item 8.

Other Stockholder Matters

Common Stock Plans

See our 2012 Proxy Statement or our subsequent amendment of this Form 10-K for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data related to our historical financial condition and results of operations for 2011 and the four preceding years. As previously discussed, since ProLogis was the accounting acquirer in the Merger, the historical results of ProLogis are included for the entire period presented and AMB’s results are included subsequent to the Merger. Certain amounts for the years prior to 2011 presented in the table below have been reclassified to conform to the 2011 financial statement presentation and to reflect discontinued operations. The amounts in the table below are in millions, except for per share amounts.

REIT

	Years Ended December 31,
	2011 (1)	2010	2009	2008	2007
Operating Data:
Total revenues (2)	$1,533	$885	$1,027	$5,369	$5,917
Total expenses (2)	$1,406	$1,486	$1,072	$4,878	$4,907
Operating income (loss) (2)(3)	$127	$(601)	$(45)	$491	$1,010
Interest expense	$469	$461	$373	$384	$388
Earnings (loss) from continuing operations (3)	$(244)	$(1,589)	$(355)	$(367)	$841
Discontinued operations (3)	$87	$319	$379	$(83)	$216
Consolidated net earnings (loss) (3)	$(158)	$(1,270)	$24	$(450)	$1,058
Net earnings (loss) attributable to common shares (3)	$(188)	$(1,296)	$(3)	$(479)	$1,028
Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations (4)	$(0.74)	$(7.35)	$(2.12)	$(3.38)	$7.07
Discontinued operations (4)	0.23	1.45	2.11	(0.70)	1.89

Net earnings (loss) per share attributable to common shares - Basic (3)(4)	$(0.51)	$(5.90)	$(0.01)	$(4.08)	$8.96
Net earnings (loss) per share attributable to common shares - Diluted:
Continuing operations (4)	$(0.74)	$(7.35)	$(2.12)	$(3.38)	$6.84
Discontinued operations (4)	0.23	1.45	2.11	(0.70)	1.81

Net earnings (loss) per share attributable to common shares — Diluted (3)(4)	$(0.51)	$(5.90)	$(0.01)	$(4.08)	$8.65

Weighted average common shares outstanding:
Basic (4)	371	220	180	117	115
Diluted (4)	371	220	180	117	119
Common Share Distributions:
Common share cash distributions paid	$387	$281	$272	$543	$473
Common share distributions per share (4)	$1.06	$1.25	$1.57	$4.63	$4.12
FFO (5):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common shares (3)	$(188)	$(1,296)	$(3)	$(479)	$1,028
Total NAREIT defined adjustments (6)	660	368	260	449	150
Total our defined adjustments	(60)	(46)	(71)	164	28

FFO attributable to common shares as defined by Prologis	$412	$(974)	$186	$134	$1,206

Cash Flow Data:
Net cash provided by operating activities (2)	$207	$241	$89	$888	$1,230
Net cash provided by (used in) investing activities (2)	$(233)	$733	$1,235	$(1,347)	$(4,076)
Net cash provided by (used in) financing activities	$163	$(970)	$(1,463)	$358	$2,742

	As of December 31,
	2011 (1)	2010	2009	2008 (6)	2007 (6)
Financial Position:
Real estate properties, excluding land, before depreciation	$22,803	$11,346	$12,606	$13,234	$14,414
Land	$1,984	$1,534	$2,574	$2,483	$2,153
Net investments in properties	$22,630	$11,284	$13,508	$14,134	$15,199
Investments in and advances to unconsolidated investees	$2,858	$2,025	$2,107	$2,195	$2,252
Total assets	$27,724	$14,903	$16,797	$19,210	$19,652
Total debt	$11,382	$6,506	$7,978	$10,711	$10,217
Total liabilities	$13,268	$7,382	$8,790	$12,452	$11,848
Noncontrolling interests	$794	$15	$20	$20	$79
Stockholders’ equity	$13,662	$7,505	$7,987	$6,738	$7,725
Number of common shares outstanding (4)	459	254	212	119	115

Operating Partnership

	Years Ended December 31,
	2011 (1)	2010	2009	2008	2007
Operating Data:
Total revenues (2)	$1,533	$885	$1,027	$5,369	$5,917
Total expenses (2)	$1,406	$1,486	$1,072	$4,878	$4,907
Operating income (loss) (2)(3)	$127	$(601)	$(45)	$491	$1,010
Interest expense	$469	$461	$373	$384	$388
Earnings (loss) from continuing operations (3)	$(244)	$(1,589)	$(355)	$(367)	$841
Discontinued operations (3)	$87	$319	$379	$(83)	$216
Consolidated net earnings (loss) (3)	$(158)	$(1,270)	$24	$(450)	$1,058
Net earnings (loss) attributable to common unitholders (3)	$(188)	$(1,296)	$(3)	$(479)	$1,028
Net earnings (loss) per unit attributable to common unitholders — Basic:
Continuing operations (4)	$(0.74)	$(7.35)	$(2.12)	$(3.38)	$7.07
Discontinued operations (4)	0.23	1.45	2.11	(0.70)	1.89

Net earnings (loss) per unit attributable to common unitholders - Basic (3)(4)	$(0.51)	$(5.90)	$(0.01)	$(4.08)	$8.96
Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations (4)	$(0.74)	$(7.35)	$(2.12)	$(3.38)	$6.84
Discontinued operations (4)	0.23	1.45	2.11	(0.70)	1.81

Net earnings (loss) per unit attributable to common unitholders — Diluted (3)(4)	$(0.51)	$(5.90)	$(0.01)	$(4.08)	$8.65

Weighted average common units outstanding:
Basic (4)	372	220	180	117	115
Diluted (4)	372	220	180	117	119
Common Unit Distributions:
Common unit cash distributions paid	$388	$281	$272	$543	$473
Common unit distributions per unit (4)	$1.06	$1.25	$1.57	$4.63	$4.12
FFO (5):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common units (3)	$(188)	$(1,296)	$(3)	$(479)	$1,028
Total NAREIT defined adjustments (6)	660	368	260	449	150
Total our defined adjustments	(60)	(46)	(71)	164	28

FFO attributable to common units as defined by Prologis	$412	$(974)	$186	$134	$1,206

Cash Flow Data:
Net cash provided by operating activities (2)	$207	$241	$89	$888	$1,230
Net cash provided by (used in) investing activities (2)	$(233)	$733	$1,235	$(1,347)	$(4,076)
Net cash provided by (used in) financing activities	$163	$(970)	$(1,463)	$358	$2,742

	As of December 31,
	2011 (1)	2010	2009	2008 (6)	2007 (6)
Financial Position:
Real estate properties, excluding land, before depreciation	$22,803	$11,346	$12,606	$13,234	$14,414
Land	$1,984	$1,534	$2,574	$2,483	$2,153
Net investments in properties	$22,630	$11,284	$13,508	$14,134	$15,199
Investments in and advances to unconsolidated investees	$2,858	$2,025	$2,107	$2,195	$2,252
Total assets	$27,724	$14,903	$16,797	$19,210	$19,652
Total debt	$11,382	$6,506	$7,978	$10,711	$10,217
Total liabilities	$13,268	$7,382	$8,790	$12,452	$11,848
Noncontrolling interests	$735	$15	$20	$20	$79
Partner’s capital	$13,721	$7,505	$7,987	$6,738	$7,725
Number of common units outstanding (4)	461	254	212	119	115

(1)	In 2011, we completed the Merger and PEPR Acquisition (see Note 3 to our Consolidated Financial Statements in Item 8 for additional information). Activity in 2011 includes seven months of results in connection with the Merger and PEPR Acquisition.

(2)	During 2011, 2010 and 2009, we contributed certain properties with any resulting gain or loss reflected as net gains in our Consolidated Statements of Operations and as cash provided by investing activities in our Consolidated Statements of Cash Flows. In 2008 and previous years, we reflected these contributions as gross revenues and expenses and as cash provided by operating activities. See our Consolidated Financial Statements in Item 8 for more information.

(3)	During 2011, we recognized impairment charges of $23.9 million on certain real estate properties, which includes $2.7 million in Discontinued Operations, and $126.4 million related to goodwill and other assets. During 2010, we recognized impairment charges of $824.3 million on certain of our real estate properties, which includes $87.7 million in Discontinued Operations, and $412.7 million related to goodwill and other assets. During 2009, we recognized impairment charges of $331.6 million on certain of our real estate properties and $163.6 million related to goodwill and other assets. During 2008, we recognized impairment charges of $274.7 million on certain of our real estate properties and $320.6 million related to goodwill and other assets. In addition, during 2008, we recognized impairment charges of $198.2 million in Discontinued Operations related to the net assets of our China operations that were reclassified as held for sale and our share of impairment charges recorded by an unconsolidated investee of $108.2 million. We did not recognize any impairment in 2007. See Note 16 to our Consolidated Financial Statements in Item 8 for more information.

(4)	The historical shares of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for all periods presented. As a result, the per share/unit calculations and shares/units outstanding were also adjusted.

(5)	See definition of Funds From Operations (“FFO”) in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(6)	In 2011, the definition of NAREIT defined FFO was amended, according to which impairment write-downs of depreciable real estate should be excluded in the computation of FFO. As a result, NAREIT defined adjustments were adjusted for the impairment charge on certain real estate properties for all periods presented. Amounts of impairment excluded from the calculation of FFO were $5.3 million, $127.0 million and $46.6 million for 2011, 2010 and 2009, respectively. There were no impairment amounts excluded from the calculation of FFO in 2008.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements included in Item 8 of this report and the matters described under “Item 1A. Risk Factors”.

The Company

We are the leading global owner, operator and developer of industrial real estate, focused on markets tied to global trade across the Americas, Europe and Asia. As of December 31, 2011, we owned, or had investments in, on a consolidated basis or through unconsolidated ventures, properties and development projects totaling approximately 600 million square feet (55.7 million square meters) in 22 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies and other enterprises.

Of the approximately 600 million square feet of our owned and managed portfolio as of December 31, 2011:

•	approximately 559 million square feet were operating industrial distribution buildings with a gross book value of $42.8 billion that were 92.2% occupied;

•	approximately 13 million square feet in our development portfolio with a total expected investment of $1.4 billion that were 43.6% leased;

•

approximately 25 million square feet consist of properties we manage on behalf of third parties, properties in which we have an ownership interest but do not manage and non-industrial properties we own; and

•	the largest customer and 25 largest customers accounted for 2.4% and 17.9%, respectively, of the annualized base rent of the combined portfolio.

Prologis, Inc. is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

On June 3, 2011, we completed the Merger in which ProLogis shareholders received 0.4464 of a share of AMB common stock for each outstanding common share of beneficial interest in ProLogis. Following the Merger, AMB changed its name to Prologis, Inc. In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. Therefore, pre-Merger activity included in the Management Discussion and Analysis is the activity of ProLogis and does not include AMB results until June 3, 2011. In May 2011, we also acquired a controlling interest in and began consolidating PEPR. We have recorded the purchase price allocations for both the Merger of $5.9 billion and PEPR Acquisition of $1.6 billion in our December 31, 2011 Consolidated Balance Sheet. Our results for 2011 reflect approximately seven months of the impact of the Merger and the PEPR Acquisition. Therefore, period to period comparisons may not provide as meaningful of information as if those transactions were reflected in both periods. As a result of this Merger, we have identified more than $115 million on an annualized basis of merger cost synergies, as compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies include gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We believe we have realized approximately 90% of these synergies already and expect to realize the full amount by year-end 2012. See Note 3 to the Consolidated Financial Statements in Item 8 for more information relating to both the Merger and PEPR Acquisition.

Business Strategy

Our current business strategy includes two operating segments: Real Estate Operations and Private Capital.

We generate revenues, earnings, net operating income, and funds from operations, both as defined below, and cash flows through our segments primarily through three lines of business, as follows:

Real Estate Operations Segment

Rental Operations- This represents the primary source of our core revenue, earnings and funds from operations (or FFO as defined below). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rents by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to increase overall rental income primarily through the leasing of space currently available in our properties. We believe that our regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies that provide a benefit to our customers as well as the Company.

Capital Deployment Activities - Our development and re-development activities support our rental operations and are, therefore, included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties directly or in co-investment ventures for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. Generally, in the U.S., Europe and Japan, we are developing directly while in emerging markets, such as Brazil, China and Mexico, we are developing with our private capital partners in a variety of co-investment ventures.

Private Capital Segment-We co-invest in properties with private capital investors through a variety of co-investment ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended structures, while providing complete portfolio management and financial reporting services. We generally own 10-50% in the ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures and by raising additional third-party capital in our existing ventures.

In 2009, we recognized income in the CDFS business segment related to gains from the Japan property funds that were deferred upon original contributions and triggered with the sale of our investments. We no longer have a CDFS business segment.

Summary of 2011

During the year ended December 31, 2011, we completed the following activities in support of our strategic priorities:

•	Completed the Merger on June 3, 2011 and have completed the majority of the integration activities.

•	Completed the PEPR Acquisition in May 2011.

•

In connection with the Merger and PEPR Acquisition, we increased our debt to $12.1 billion at June 30, 2011. As of December 31, 2011, we have reduced our debt to $11.4 billion due primarily to repayments that were funded with proceeds from dispositions of properties.

•

As of June 30, 2011 our total owned and managed portfolio, including consolidated and unconsolidated properties, was 90.7% occupied and 91.3% leased. As a result of significant leasing activity in the second half of 2011 we increased to 92.2% occupied and 92.5% leased, as of December 31, 2011.

•	Issued 34.5 million shares of common stock in a public offering at a price of $33.50 per share, generating approximately $1.1 billion in net proceeds (“2011 Equity Offering) in late June 2011.

•	Entered into a new global senior credit agreement, terminated our existing global line of credit and amended a yen revolving credit agreement.

•	Completed an exchange offer in June 2011 for ProLogis senior notes and exchangeable senior notes.

Operational Outlook

Despite the ongoing slowdown in the global economic recovery, fourth-quarter real estate fundamentals in the U.S. industrial markets continued to improve consistent with the improvement we saw in the third quarter. Though down from its rebound third-quarter level, net absorption of U.S. industrial space measured 28 million square feet in the fourth quarter. Net absorption has been positive for the last six consecutive quarters, reducing the availability rate by 90 basis points during that time. At 13.6%, availability is at its lowest level since the second quarter of 2009. Net effective rent has made modest improvements, and as a result, some speculative development is beginning in selected locations such as Miami, Washington D.C., Seattle, Southern California, and Houston.

Though economic growth remains relatively moderate, inventories continue to rise, and utilization rates have been on an overall upward trajectory since late 2010. In the U.S., net absorption totaled more than 117 million square feet in 2011, representing a remarkable improvement over the past few years, and we expect net absorption of 150 - 175 million square feet in 2012.

Within Europe and Japan, we believe significant supply chain reconfiguration, the ongoing globalization of Central and Eastern Europe, obsolescence and strong tenant preference to rent rather than own will fuel additional demand for industrial space. Moreover, the undersupply of Class-A distribution space in Japan has and will continue to create demand for more modern, earthquake-resistant product, especially as Japan rebuilds and regroups from the March 2011 earthquake and tsunami, which temporarily interrupted its supply chain. Demand in emerging markets where we have investments primarily through our co-investment ventures, such as Brazil, China, and Mexico, remains strong.

In our total owned and managed operating portfolio, which includes properties managed by us and owned by our unconsolidated co-investment ventures that are accounted for under the equity method and including properties that were part of the Merger, we leased 138.8 million square feet of space in 2011. Excluding the properties that were part of the Merger, we leased 119.4 million square feet of space during the year ended December 31, 2010. The effective rental rates on leases signed during the fourth quarter of 2011 in our same store portfolio (as defined below) decreased by 4.5% when compared with the rental rates on the previous leases on that same space. The total owned and managed portfolio was 92.2% occupied at December 31, 2011, up from 89.0% at December 31, 2010. Our existing customers renewed their leases 74.7% of the time in 2011 as compared with 79.5% in 2010.

We believe that capital deployment opportunities are increasing and we are currently evaluating multiple opportunities in our global and regional markets around the globe. Our development business consists of speculative development, build-to-suit development, value added coversions and redevelopment. We expect to develop directly and within the co-investment structures depending on location, market conditions, submarkets or building sites, and availability of capital. We believe that developing, redeveloping and/or expanding of well-located, high-quality industrial properties provides higher rates of return than may be obtained from purchasing existing properties. However, development projects may require significant management attention and capital investment to maximize returns. During 2011, in response to this emerging demand, we (including ProLogis, AMB pre-Merger, and unconsolidated entities) commenced development of 42 properties totaling 10.8 million square feet with a total expected investment of $1.0 billion. Of this amount, $863.5 million is our share and $153.2 million is the share of our co-investment venture partners.

Results of Operations

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Loss from Continuing Operations on our Consolidated Statements of Operations:

	Years Ended December 31,
	2011	2010	2009
Net operating income – real estate operations segment	$986,989	$530,498	$463,845
Net operating income – private capital segment	82,657	81,867	101,547
Net operating income – CDFS business segment	-	-	180,237
General and administrative expenses	(195,161)	(165,981)	(192,231)
Merger, acquisition and other integration expenses	(140,495)	-	-
Impairment of real estate properties	(21,237)	(736,612)	(331,592)
Depreciation and amortization	(585,323)	(311,268)	(266,364)
Earnings from unconsolidated investees, net	59,935	23,678	28,059
Interest expense	(468,738)	(461,166)	(372,768)
Impairment of goodwill and other assets	(126,432)	(412,745)	(163,644)
Interest and other income (expense), net	12,008	15,847	(39,349)
Gains on acquisitions and dispositions of investments in real estate, net	111,684	28,488	35,262
Foreign currency exchange and derivative gains (losses), net	41,172	(11,081)	35,626
Gain (loss) on early extinguishment of debt, net	258	(201,486)	172,258
Income tax benefit (expense)	(1,776)	30,499	(5,975)

Loss from continuing operations	$(244,459)	$(1,589,462)	$(355,089)

See Note 22 to our Consolidated Financial Statements in Item 8 for additional information regarding our segments and a reconciliation of net operating income to Loss Before Income Taxes.

Real Estate Operations Segment

The net operating income of the Real Estate Operations segment consisted of rental income and rental expenses from industrial properties that we own and consolidate and is impacted by our capital deployment activities. The size and percentage of occupancy of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition costs and land holding costs. As discussed earlier, results for 2011 included approximately seven months of rental income and expenses from the properties acquired through the Merger and PEPR Acquisition. The results of properties that were sold to third parties are presented as Discontinued Operations in our Consolidated Financial Statements in Item 8 for all periods and therefore do not impact the segment results. The net operating income from the Real Estate Operations segment for the years ended December 31, was as follows (in thousands):

	2011	2010	2009
Rental and other income	$1,395,672	$762,061	$701,971
Rental and other expenses	408,683	231,563	238,126

Total net operating income - Real Estate Operations segment	$986,989	$530,498	$463,845

The increases in rental income and rental expenses in 2011 from 2010 are due principally to the impact of the Merger and the PEPR Acquisition, increased occupancy in our consolidated operating portfolio (from 85.9% at December 31, 2010 to 91.4% at December 31, 2011) and the completion and stabilization of new development properties. The results for 2011 include approximately seven months of rental income and rental expenses from properties acquired through the Merger and PEPR Acquisition of $565.5 million and $147.6 million, respectively. In our consolidated portfolio, we leased 63.4 million square feet in 2011 compared to 57.3 million square feet in 2010. The increase in net operating income in 2010 over 2009 is due primarily to increased occupancy in the development portfolio. We calculate the change in effective rental rates on the previous leases on that same space for leases signed during a quarter, based on our same store portfolio (as defined below). During 2011 (over the four quarters), the percentage change in rental rates ranged from a decrease of 8.9% to a decrease of 4.5%. During 2010 (over the four quarters), the percentage change in rental rates ranged from a decrease of 15.7% to a decrease of 8.5%. The decrease was due to: (i) leases turning that were put in place when market rents were at or near peak; and (ii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were $283.1 million, $161.0 million and $150.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our consolidated operating portfolio as of December 31 was as follows (square feet in thousands):

	Number of Properties	Square Feet	Leased %
2011 (1)	1,797	291,051	91.7%
2010	985	168,547	87.6%
2009	1,188	191,623	82.7%

(1)	The amount at December 31, 2011 included 848 properties with 126.3 million square feet that were acquired through the Merger and PEPR Acquisition.

Private Capital Segment

The net operating income of the Private Capital segment consisted of fees and incentives earned for services performed for our unconsolidated investees and certain third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Private Capital segment totaled $55.0 million, $40.7 million and $43.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations in Item 8. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by individuals who are assigned to our Private Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase in Private Capital Expenses in 2011 is due to the increased private capital platform and infrastructure that was part of the Merger, offset partially with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR.

The net operating income from the Private Capital segment for the years ended December 31 was as follows (in thousands):

	2011	2010	2009
Unconsolidated ventures:
Americas (1)	$42,644	$40,354	$44,284
Europe (2)	30,708	41,200	34,508
Asia (3)	9,305	313	22,755

Total net operating income - Private Capital segment	$82,657	$81,867	$101,547

(1)	Represents the fees earned by us from 10, 10 and 12 unconsolidated co-investment ventures for each of the years ended December 31, 2011, 2010 and 2009, respectively, reduced by private capital expenses. In connection with the Merger, we added three co-investment ventures in the Americas (with investments in the U.S., Mexico and Brazil). In December 2010, we sold our interests in three U.S. co-investment ventures.

(2)	Represents the fees earned by us from several different unconsolidated co-investment ventures, reduced by private capital expenses. In 2011, we had one co-investment venture during the entire year, we included PEPR up to the date we began consolidating at the end of May 2011, and added two co-investment ventures acquired through the Merger. In 2010 and 2009, we had two co-investment ventures for the entire year.

(3)	Represents the fees earned by us from our investments in three unconsolidated co-investment ventures in 2011 and only one co-investment venture in South Korea during 2010, reduced by private capital expenses. We sold our investment in the Korea co-investment venture during the third quarter 2011. With the Merger, we acquired an investment in an unconsolidated co-investment venture in each of Japan and China. In addition to the Korea co-investment venture in 2009, we had two co-investment ventures in Japan that were sold in February of 2009.

See Note 6 to our Consolidated Financial Statements in Item 8 for additional information on our unconsolidated investees.

CDFS Business Segment

Net operating income of the CDFS business segment for 2009 was $180.2 million. As previously discussed, our business strategy no longer includes the CDFS business segment. The amount in 2009 is the recognition of gains previously deferred from the contribution of properties and recognized due to the sale of our investments in the Japan co-investment venture in February 2009.

Other Components of Income

General and Administrative (“G&A”) Expense and Reduction in Workforce (“RIF”)

G&A expenses for the years ended December 31 consisted of the following (in thousands):

	2011	2010	2009
Gross G&A expense (1)	$332,632	$266,932	$304,153
Reported as rental expenses	(24,741)	(19,709)	(19,446)
Reported as private capital expenses	(54,962)	(40,659)	(43,416)
Capitalized amounts	(57,768)	(40,583)	(49,060)

Net G&A	$195,161	$165,981	$192,231

(1)	2009 included expenses related to a RIF program. At the end of 2008, in response to the difficult economic climate, we initiated G &A expense reductions. These initiatives included a RIF plan that had a total cost of $11.7 million in the year ended December 31, 2009.

The increase in G&A expenses and the various components from 2010 to 2011 is primarily due to the Merger, PEPR Acquisition and the larger infrastructure associated with our larger company. Overall G&A expense decreased from 2009 to 2010 due to lower gross G&A expense, as a result of the RIF program in 2009 and various cost savings measures, offset by lower capitalized G&A.

Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we have incurred significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred. The costs that were obligations of AMB and expensed pre-Merger are not included in our Consolidated Financial Statements. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which are included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR and the reduction in workforce charges associated with dispositions made in 2011. We expect to continue to recognize costs, primarily compensation and severance costs for transitional employees and system conversion and implementation costs through the end of 2012 as incurred. The following is a breakdown of the costs incurred during 2011 (in thousands):

2011
Termination, severance and transitional employee costs	$58,445
Professional fees	46,467
Office closure, travel and other costs	24,714
Write-off of deferred loan costs	10,869

Total	$140,495

The majority of the costs incurred in 2011 were incurred during the second quarter of 2011 when the Merger and the PEPR Acquisition were completed.

Impairment of Real Estate Properties

During 2011, 2010 and 2009, we recognized impairment charges of real estate properties in continuing operations of $21.2 million, $736.6 million and $331.6 million, respectively, due to our change of intent to no longer hold these assets for long-term investment. In 2010, the charges primarily included land as a result of our change in strategy. Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in real estate that occur in the future may result in additional impairment charges or gains at the time of sale. See Note 16 to our Consolidated Financial Statements in Item 8 for more detail on the process we took to value these assets and the related impairments taken.

Depreciation and Amortization Expense

Depreciation and amortization expense was $585.3 million, $311.3 million and $266.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase from 2010 to 2011 is primarily due to additional depreciation and amortization expenses associated with the properties acquired through the Merger and PEPR Acquisition (including intangible assets), completed and leased development properties and increased leasing activity. The increase from 2009 to 2010 is due to the completion, retention and leasing of our developed properties.

Interest Expense

Interest expense from continued operations, included the following components (in thousands) for the years ended December 31:

	2011	2010	2009
Gross interest expense	$500,685	$435,289	$382,362
Amortization of discount, net	228	47,136	67,542
Amortization of deferred loan costs	20,476	32,402	17,069

Interest expense before capitalization	521,389	514,827	466,973
Capitalized amounts	(52,651)	(53,661)	(94,205)

Net interest expense	$468,738	$461,166	$372,768

Gross interest expense increased in 2011 from 2010 due primarily to higher debt levels as a result of the Merger and PEPR Acquisition, offset partially by decreased interest rates. The decrease in capitalized amounts in 2011 from 2010 was due to lower interest rates during 2011.

During the first part of 2011, we had lower debt balances as a result of repayment and repurchases of debt made in 2010 with proceeds from asset sales and the November 2010 equity offering. We reduced our outstanding debt at December 31, 2010 to $6.5 billion. In connection with the Merger and PEPR Acquisition, we added approximately $5.9 billion of debt at fair value at the beginning of June 2011 and approximately seven months of related interest expense in 2011. At December 31, 2011, our debt balance was $11.4 billion, a decrease from $12.1 billion at June 30, 2011, primarily due to repayments funded by proceeds received from the dispositions of properties. All of these activities have resulted in a lower weighted average effective interest rate (including amortization of premiums, discounts and deferred loan costs) of 5.58% in 2011, as compared with 6.48% in 2010.

The increase in interest expense in 2010 over 2009 is due to increased borrowing rates and lower capitalization due to less development activity in 2010. In addition, in 2010 we wrote-off $7.7 million in deferred loan costs based on the proportionate amount that we reduced our borrowing capacity on our global line of credit. The lower amortization of discount is due to the buyback of exchangeable debt that includes a non-cash discount. Our weighted average effective interest rate (including amortization of deferred loan costs) was 5.34% for the year ended December 31, 2009.

Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities, which we expect will increase subsequent to the Merger. See Notes 3 and 9 to our Consolidated Financial Statements in Item 8 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Earnings from Unconsolidated Investees, Net

We recognized net earnings of $59.9 million, $23.7 million and $28.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. These earnings relate to our investment in unconsolidated investees that are accounted for on the equity method. The primary reason for the increase in 2011 over 2010 is due to the investments we acquired through the Merger, partially offset by the consolidation of PEPR. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See discussion of our portfolio results in the section, “Portfolio Information”. See also Note 6 to our Consolidated Financial Statements in Item 8 for further breakdown of our share of net earnings recognized.

Impairment of Goodwill and Other Assets

Based on our review of goodwill in 2010, we recognized an impairment charge of $368.5 million related to goodwill allocated to the Real Estate Operations segment in the Americas and Europe reporting units. The review of goodwill was triggered by the strategic decision we made in the fourth quarter of 2010 to significantly downsize our development platform and, as a result, to sell to third parties certain other assets, some of which were acquired in the acquisitions that originally created the goodwill.

In 2011, 2010 and 2009, we recorded impairment charges of $126.4 million, $44.3 million and $163.6 million, respectively, on certain of our investments in and advances to unconsolidated investees, notes receivable and other assets, as we did not believe these amounts to be recoverable based on the present value of the estimated future cash flows associated with these assets, including estimated sales proceeds or we believed the decline in fair value to be other than temporary.

See Notes 2 and 16 to our Consolidated Financial Statements in Item 8 for further information on our process with regard to analyzing the recoverability of goodwill and other assets. Also see Note 6 to our Consolidated Financial Statements in Item 8 for further information on our unconsolidated investees.

Interest and Other Income (Expense), Net

We recognized interest and other income not allocated to a segment of $12.0 million and $15.8 million in 2011 and 2010, respectively, and other expense of $39.3 million in 2009. The primary components in 2009 were adjustments of $20.3 million to accruals we had related to rent indemnifications we had made to certain co-investment ventures due to changes in leasing and other assumptions and settlement costs of $13.0 million related to an obligation we assumed in the 2005 acquisition of Catellus.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During 2011, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $111.7 million. This included gains recognized in the second quarter related to the PEPR Acquisition ($85.9 million) and the acquisition of our partner’s interest in a joint venture in Japan ($13.5 million) and the contribution or sale of properties to unconsolidated co-investment ventures. The gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities. The contribution activity resulted in cash proceeds of $590.8 million and net gains of $12.3 million.

During 2010, we recognized net gains on dispositions of investments in real estate in continuing operations of $28.5 million, which related to the contribution of land and operating properties to unconsolidated investees ($58.3 million gain), additional proceeds from contributions we made to PEPF II in 2009 based on valuations received as of December 31, 2010 and our contribution agreement with the fund ($27.4 million gain) and the sale of land parcels to third parties ($7.4 million gain), offset by a loss of $64.6 million related to the sale of certain unconsolidated investees.

The 2010 contribution activity resulted in cash proceeds of $469.7 million related to the contribution of development properties aggregating 2.1 million square feet and land to unconsolidated investees, and the sale of 90% of two development properties in Japan with 1.3 million square feet. We continue to own 10% of the Japan properties, which are accounted for under the equity method of accounting, and we continue to manage the properties.

During 2009, we recognized net gains of $35.3 million related to the contribution of properties ($13.0 million), the recognition of previously deferred gains from PEPR and ProLogis Korea Fund on properties they sold to third parties ($9.9 million), the sale of land parcels ($6.4 million), and a gain on settlement of an obligation to our fund partner in connection with the restructure of one of our Americas funds ($6.0 million). The contribution activity resulted in total cash proceeds of $643.7 million and included 43 properties aggregating 9.2 million square feet to PEPF II.

If we realize a gain on contribution or sale of a property to an unconsolidated investee, we recognize the portion attributable to the third party ownership in the entity. If we realize a loss on contribution, we recognize the full amount as soon as it is known. Due to our continuing involvement through our ownership in the co-investment venture, these dispositions are not included in discontinued operations.

Foreign Currency Exchange and Derivative Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Gains (Losses), Net in our Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange losses of $5.9 million and losses of $11.5 million in 2011 and 2010, respectively, and gains of $58.2 million in 2009, related to the remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the remeasurement of intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollars to the euro, Japanese yen, British pound sterling and Singapore dollar. In addition, we recognized net foreign currency exchange gains of $2.1 million and $0.4 million and losses of $22.6 million from the settlement of transactions with third parties during December 31, 2011, 2010 and 2009, respectively.

In connection with the Merger and the exchange offer discussed in Note 9 to our Consolidated Financial Statements in Item 8, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes has changed and, we are now required to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. In 2011, we recognized an unrealized gain of $45.0 million.

Gains (Losses) on Early Extinguishment of Debt, Net

During the years ended December 31, 2011, 2010 and 2009, we purchased portions of several series of senior notes, senior exchangeable notes and Eurobonds outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of gains of $0.3 million in 2011, losses of $201.5 million in 2010, and gains of $172.3 million in 2009. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees. See Note 9 to our Consolidated Financial Statements in Item 8 for more information regarding our debt repurchases.

Income Tax Benefit (Expense)

During the years ended December 31, 2011, 2010 and 2009, our current income tax expense was $21.6 million, $21.7 million and $29.3 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.

In 2011, 2010 and 2009, we recognized a net deferred tax benefit of $19.8 million, $52.2 million and $23.3 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. The deferred tax benefit recorded during 2010 is primarily due to impairment charges recorded to the book basis of real estate properties and investments in unconsolidated investees, net operating loss (“NOL”) carryforwards recorded for certain jurisdictions, and the reversal of deferred tax liabilities related to built-in-gains. In addition, during the second quarter of 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized. The deferred tax benefit was partially offset by an increase to the valuation allowance in certain jurisdictions because we could not sustain a conclusion that it was more likely than not that we could realize the deferred tax assets and NOL carryforwards.

Our income taxes are discussed in more detail in Note 17 to our Consolidated Financial Statements in Item 8.

Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately in our Consolidated Financial Statements in Item 8.

During 2011, 2010 and 2009, we disposed of land subject to ground leases and 94, 205 and 140 properties, respectively, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed properties are included in discontinued operations for all periods presented, along with the gains recognized during the period.

See Notes 4 and 8 to our Consolidated Financial Statements in Item 8.

Other Comprehensive Income (Loss) – Foreign Currency Translation (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Other Comprehensive Income (Loss).

During 2011, we recorded unrealized net losses in Other Comprehensive Income (Loss) of $171.0 million that related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. The euro and pound sterling remained relatively flat from December 31, 2010 to December, 31 2011, but both weakened to the U.S. dollar from the Merger and PEPR Acquisition date to December 31, 2011. These losses were offset slightly by the strengthening of the yen to the U.S. dollar during 2011.

During 2010, we recognized unrealized net losses in Other Comprehensive Income (Loss) of $42.3 million related to foreign currency translations of our international business units into U.S. dollars upon consolidation, mainly as a result of the yen strengthening against the U.S. dollar, partially offset by the strengthening of the U.S. dollar to the euro and pound sterling, from the beginning of the year to December 31, 2010.

During 2009, we recognized unrealized net gains in Other Comprehensive Income (Loss) of $59.9 million. This includes $209.2 million in gains, mainly as a result of the strengthening of the British pound sterling to the U.S. dollar offset partially by the strengthening of the U.S. dollar to the euro and yen. These gains were offset by a decrease in other comprehensive income of $149.3 million, as a result of the sale of our China operations and our investments in the Japan property funds in February 2009, and represents the gains previously included as currency translation adjustments.

Portfolio Information

Our total owned and managed portfolio of properties includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties and was as follows as of December 31 (square feet in thousands):

	2011		2010		2009
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,797	291,051	985	168,547	1,215	192,637
Unconsolidated	1,403	267,752	1,179	255,367	1,289	274,617

Totals	3,200	558,803	2,164	423,914	2,504	467,254

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated co-investment ventures (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended December 31, 2011, as those properties that were in operation at January 1, 2010 and also December 31, 2011, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio included 538.4 million of aggregated square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the full year, as included in our Consolidated Statements of Operations in Item 8, to the respective amounts in our same store portfolio analysis.

	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
2011
Rental income	$199,129	$285,339	$449,787	$442,581	$1,376,836
Rental expenses	61,875	79,261	125,216	118,300	384,652

Net operating income	$137,254	$206,078	$324,571	$324,281	$992,184

2010
Rental income	$181,526	$182,116	$188,347	$192,551	$744,540
Rental expenses	54,503	52,321	55,254	53,130	215,208

Net operating income	$127,023	$129,795	$133,093	$139,421	$529,332

	For the Three Months Ended December 31,
	2011	2010	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$442,581	$192,551
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(28,913)	(9,157)
Effect of changes in foreign currency exchange rates and other	(235)	918
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	377,646	330,928
Rental income of AMB properties pre-Merger	—	269,106

Same store portfolio – rental income (2)(3)	$791,079	$784,346	0.9%
Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$118,300	$53,130
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(16,663)	(6,328)
Effect of changes in foreign currency exchange rates and other	7,410	5,496
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	100,814	79,677
Rental expense of AMB properties pre-Merger	—	73,734

Adjusted same store portfolio – rental expenses (3)(4)	$209,861	$205,709	2.0%
Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$324,281	$139,421
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(12,250)	(2,829)
Effect of changes in foreign currency exchange rates and other	(7,645)	(4,578)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	276,832	251,251
Net operating income of AMB properties pre-Merger	—	195,372

Adjusted same store portfolio – net operating income (3)	$581,218	$578,637	0.4%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. In addition, we have included the properties owned and managed by AMB as of January 1, 2010 that we still own at December 31, 2011 in the same store portfolio. During the periods presented, certain properties owned by us were contributed to an unconsolidated investee and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial properties and those owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

Environmental Matters

A majority of the properties acquired by us were subjected to environmental reviews either by us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

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

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service, dividend and distribution requirements.

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of the REIT and distributions to the limited partnership units of the Operating Partnership, we expect our primary cash needs will consist of the following:

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	investments in current or future unconsolidated investees, primarily for the development and/or acquisition of properties depending on market and other conditions (b);

•	development of new properties for long-term investment;

•	repayment of debt, including payments on our credit facilities and repurchases of senior notes and/or exchangeable senior notes;

•	scheduled consolidated debt principal payments in 2012 of $1.2 billion;

•	capital expenditures and leasing costs on properties;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this might include acquisitions from our co-investment ventures); and

•	merger integration and transition expenses.

(a)	As of December 31, 2011, we had 30 properties in our development portfolio that were 49.8% leased with a current investment of $860.5 million and a total expected investment of $1.2 billion when completed and leased, leaving $306.4 million remaining to be spent.
(b)	See Note 6 to the Consolidated Financial Statements in Item 8 for discussion of the capital commitments of certain co-investment ventures.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($176.1 million at December 31, 2011);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.2 billion available as of December 31, 2011), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

We may repurchase our outstanding debt securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Debt

In 2012 we have scheduled debt maturities of $1.2 billion, including $361 million of our consolidated but not wholly owned entities. We expect to pay these maturities with proceeds from the disposition of properties and available borrowings under our credit facilities. As of December 31, 2011, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

Credit Facilities

On June 3, 2011, we entered into a global senior credit facility (“Global Facility”), pursuant to which the Operating Partnership and certain subsidiaries and affiliates may obtain loans and/or procure the issuance of letters of credit in various currencies on a revolving basis in an aggregate amount. The loans cannot exceed $1.71 billion (subject to currency fluctuations) and may be obtained in U.S. dollars, euros, Japanese yen, Canadian dollars and British pounds. We may increase availability under the Global Facility to $2.75 billion, subject to currency fluctuations and obtaining additional lender commitments.

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

In addition, on June 3, 2011, we entered into a Yen revolver (the “Revolver”), which has a total borrowing capacity of ¥36.5 billion (approximately $471.3 million at December 31, 2011). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $729.6 million at December 31, 2011), subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility. We refer to the Global Facility and Revolver collectively as “Credit Facilities”.

Information related to our Credit Facilities as of December 31, 2011 is as follows (dollars in millions):

Aggregate lender - commitments	$2,184.6
Less:
Borrowings outstanding	(934.9)
Outstanding letters of credit	(85.0)

Current availability	$1,164.7

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million (approximately $634 million). The loans can be obtained in U.S. dollars, euros, Japanese yen, and British pounds sterling. We may increase the borrowings to approximately €987.5 million, subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds from this senior term loan to pay off the two outstanding term loans assumed in connection with the Merger and the remainder to pay down borrowings on the Credit Facilities.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe and Mexico to certain co-investment ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. Generally the venture obtains financing for the properties and therefore the equity commitment is less than the acquisition price of the real estate. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period.

The following table is a summary of remaining equity commitments as of December 31, 2011 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis SGP Mexico (1)
Prologis	$24.6	(1)
Venture Partner	$98.1

Prologis Europe Logistics Venture 1 (2)
Prologis	$79.5	February 2014
Venture Partner	$450.9

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total Unconsolidated
Prologis	$175.1
Venture Partners	$951.1

Prologis Brazil Logistics Partners Fund
Prologis	$149.2	December 2013
Venture Partner	$149.2

Total Consolidated
Prologis	$149.2
Venture Partners	$149.2

Grand Total
Prologis	$324.3
Venture Partners	$1,100.3

(1)	These equity commitments will be called only to pay outstanding debt of the venture. The debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.

(2)	Equity commitments are denominated in euro and reported above in U.S. dollars.

In addition to the co-investment ventures listed above, we obtained additional equity commitments of €82 million (approximately $110.3 million) from our partners in October 2011 in an unconsolidated co-investment venture, Prologis Targeted Europe Logistics Fund. This equity was called in October 2011 to cover the acquisition of properties from us. One of our unconsolidated co-investment ventures, Prologis Targeted U.S. Logistics Fund, used its remaining equity commitments in the fourth quarter of 2011 to cover the acquisition of 40 properties from us.

For more information on our investments in unconsolidated co-investment ventures, see Note 6 to our Consolidated Financial Statements in Item 8.

Cash Provided by Operating Activities

Net cash provided by operating activities was $207.1 million, $240.8 million and $89.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009, cash provided by operating activities was less than the cash dividends paid on common and preferred shares and distributions to noncontrolling interests by $224.4 million, $66.9 million and $209.7 million, respectively. We used proceeds from the disposition of real estate properties ($1.6 billion in both 2011 and 2010 and $1.5 billion in 2009) to fund dividends on common and preferred shares and distributions to noncontrolling interests not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the years ended December 31, 2011, 2010 and 2009, investing activities used net cash of $233.1 million and provided net cash of $733.3 million and $1.2 billion, respectively. The following are the significant activities for all periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $1.6 billion, $1.6 billion and $1.5 billion during 2011, 2010 and 2009, respectively. In 2011, we contributed and disposed of land, land subject to ground leases and 169 properties that included the majority of our non-core assets. In 2010 and 2009, we disposed of land and 214 and 183 properties, respectively.

•

We invested $1.2 billion, $543.9 million and $1.3 billion in real estate during 2011, 2010 and 2009, respectively; including costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. In 2011, we acquired eight properties with an aggregate purchase price of $86.5 million.

•	In connection with the Merger, we acquired $234.0 million in cash in 2011.

•

During the second quarter 2011, we used $1.0 billion of cash to purchase units in PEPR (see Note 3 to the Consolidated Financial Statements in Item 8). The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”) that was put in place for the acquisition and borrowings under our credit facilities. The borrowings on the PEPR Bridge Facility were repaid with proceeds from the 2011 Equity Offering.

•

We invested cash of $37.8 million, $335.4 million and $401.4 million during 2011, 2010 and 2009, respectively, in unconsolidated investees including investments in connection with property contributions we made, net of repayment of advances by the investees.

•

We received distributions from unconsolidated investees as a return of investment and proceeds from the sale of our investments of $170.2 million, $220.2 million and $81.2 million during 2011, 2010 and 2009, respectively.

•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our Credit Facilities.

•	We generated net cash proceeds from payments on notes receivable of $6.5 million, $18.4 million and $12.4 million in 2011, 2010 and 2009, respectively.

•

In the first quarter of 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-core assets. In 2010, we invested $188.0 million in a preferred equity interest in a subsidiary of a buyer of a portfolio of assets and we purchased an $81.0 million loan to ProLogis North American Industrial Fund II from the lender.

For the years ended December 31, 2011, 2010 and 2009, financing activities provided net cash of $163.3 million and used net cash of $969.8 million and $1.5 billion, respectively. The following are the significant activities for all periods presented:

•

In 2011, we repurchased and extinguished $894.5 million of the original principal amount of our senior notes, exchangeable senior notes and secured mortgage debt for a total of $894.2 million. In 2010, we repurchased and extinguished $3.0 billion of the original principal amount of our senior notes, exchangeable senior notes, and secured mortgage debt for $3.1 billion. In 2009, we repurchased and extinguished $1.5 billion of the original principal amount of our senior notes, exchangeable senior notes, and secured mortgage debt for $1.2 billion.

•

In 2011, we incurred $577.9 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility. In 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of exchangeable senior notes due 2015. The proceeds were used to repay borrowings under our Credit Facilities. We also incurred $300.3 million in secured mortgage debt. In 2009, we issued $950.0 million of senior notes and $498.9 million of secured mortgage debt.

•

We had net payments on our credit facilities of $37.6 million, $246.3 million and $2.4 billion in 2011, 2010 and 2009, respectively. In connection with the Merger, we repaid the outstanding balance under our existing global line of credit and entered into new Credit Facilities.

•

In 2011, we used $711.8 million in proceeds from the 2011 Equity Offering to repay the amounts borrowed under the PEPR Bridge Facility. In addition, we made net payments of $263.7 million, $257.5 million and $351.8 million on regularly scheduled debt principal and maturity payments during 2011, 2010 and 2009, respectively. This includes the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011.

•

In June 2011, we completed the 2011 Equity Offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.1 billion. In November of 2010, we received net proceeds of $1.1 billion from the issuance of 41.1 million common shares. In April 2009, we received net proceeds of $1.1 billion from the issuance of 78.0 million common shares.

•

We generated proceeds from the sale and issuance of common stock under our various common share plans of $30.8 million and $337.4 million during 2010 and 2009, respectively, primarily from our at-the-market equity issuance program. We had minimal activity in 2011. The at-the-market equity program was terminated in connection with the Merger.

•

We paid distributions of $387.1 million, $280.7 million and $271.8 million to our common stockholders during 2011, 2010 and 2009, respectively. We paid dividends on our preferred stock of $27.0 million, $25.4 million and $25.4 million during 2011, 2010 and 2009, respectively.

•

In 2011, we received proceeds of $123.9 million from our noncontrolling interest partners, primarily for the purchase of real estate properties by our consolidated co-investment venture, Mexico Fondo Logistico. In addition, we distributed $17.4 million to noncontrolling interests in 2011.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at December 31, 2011 of $2.4 billion. These unconsolidated ventures had total third party debt of $9.3 billion (in the aggregate, not our proportionate share) at December 31, 2011 that matures as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Discount/ Premium	Total (1)
Prologis California LLC	$-	$-	$137.5	$-	$52.5	$120.0	$-	$310.0
Prologis North American Properties Fund I	108.7	-	-	-	-	-	-	108.7
Prologis North American Properties Fund XI	0.7	0.4	-	-	-	-	0.1	1.2
Prologis North American Industrial Fund	52.0	80.0	-	108.7	444.0	559.5	-	1,244.2
Prologis North American Industrial Fund II (2)	159.6	75.3	476.1	74.8	136.5	325.7	(4.7)	1,243.3
Prologis North American Industrial Fund III (3)	203.5	385.6	146.4	-	-	280.0	(1.4)	1,014.1
Prologis Targeted U.S. Logistics Fund	42.6	188.8	102.5	280.7	158.6	810.0	15.2	1,598.4
Prologis Mexico Industrial Fund	-	-	-	-	-	214.1	-	214.1
Prologis SGP Mexico (4)	62.4	3.7	3.9	4.1	144.8	-	-	218.9
Prologis European Properties Fund II (5)	13.6	485.4	223.5	462.3	229.8	209.3	-	1,623.9
Prologis Targeted Europe Logistics Fund	9.3	9.4	388.7	226.9	2.3	2.4	12.8	651.8
Prologis Japan Fund 1 (6)	218.5	529.5	-	1.8	120.7	81.5	9.4	961.4
Prologis China Logistics Venture 1	-	-	-	-	100.0	-	-	100.0

Total property funds	$870.9	$1,758.1	$1,478.6	$1,159.3	$1,389.2	$2,602.5	$31.4	$9,290.0

(1)	As of December 31, 2011, we had guaranteed $6.9 million of the third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

(2)	In February 2012, we bought out our partner and own 100% of this venture and will begin consolidating. In connection with this transaction, we repaid the loan this venture had to our partner of $334.6 million. We had a note receivable from this fund of $78.9 million that will now eliminate in consolidation.

(3)	We have a note receivable from this venture. The outstanding balance at December 31, 2011 was $21.4 million and is not included in the maturities above as it is not third party debt. In February 2012, this loan payable to us and loans from Prologis North American Industrial Fund III payable to our partner were restructured into equity according to our ownership percentages. This resulted in additional equity to us of approximately $25 million.

(4)	Through the Merger we acquired a note receivable from this venture. The outstanding balance at December 31, 2011 was $19.8 million and is not included in the maturities above as it is not third party debt. This venture has capital commitments from us and our partner that we expect to be used to repay this debt maturing in 2012.

(5)	PEPF II has a €150 million ($196.1 million) credit facility. The facility is denominated in euro and pound sterling.

(6)	The debt included in 2012 maturities is due October 2012. The co-investment venture expects to re-finance the debt in the first half of 2012.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2011 as follows (in millions):

	Payments Due By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt obligations, other than Credit Facilities	$10,387	$1,220	$3,272	$2,130	$3,765
Interest on debt obligations, other than Credit Facilities	2,506	532	862	585	527
Unfunded commitments on the development portfolio (1)	306	306	-	-	-
Operating lease payments	331	26	44	33	228
Amounts due on Credit Facilities	935	-	291	644	-
Interest on Credit Facilities	70	16	47	7	-

Totals	$14,535	$2,100	$4,516	$3,399	$4,520

(1)	We had properties in our development portfolio (completed and under development) at December 31, 2011 with a total expected investment of $1.2 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs which we will incur as the property is leased.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

Prior to the Merger, ProLogis paid a cash distribution of $0.25 (adjusted by Merger exchange ratio) per common share for the first quarter on February 28, 2011 and for the second quarter on May 25, 2011. Also prior to the Merger, AMB paid a dividend of $0.28 per common share on February 28, 2011 for the first quarter and on May 25, 2011 for the second quarter. Neither AMB dividend has been reflected in the Consolidated Financial Statements in Item 8 since ProLogis is the accounting acquirer, as discussed earlier. We paid a cash dividend of $0.28 per common share for each of the third and fourth quarters of 2011. A cash distribution of $0.28 for the first quarter of 2012 was declared on February 22, 2012. This distribution will be paid on March 30, 2012 to holders of common shares on March 12, 2012. Our future common stock dividends may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At December 31, 2011, we had seven series of preferred stock outstanding. The annual dividend rates on preferred stock are 6.5% per Series L share, 6.75% per Series M share, 7.0% per Series O share, 6.85% per Series P share, 8.54% per Series Q share, 6.75% per Series R share and 6.75% per Series S share. The Series Q, R and S were preferred shares of beneficial interest in ProLogis prior to the Merger and distributions on those shares have been reflected in the Consolidated Financial Statements in Item 8 through December 31, 2011. The dividends on the remaining preferred stock have been included in the Consolidated Financial Statements since the Merger. The dividends on preferred stock are payable quarterly in arrears.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock has been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Changes in estimates could affect our financial position and specific items in our results of operations that are used by stockholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the accounting policies discussed in Note 2 to our Consolidated Financial Statements in Item 8, those presented below have been identified by us as critical accounting policies.

Impairment of Long-Lived Assets and Goodwill

We assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment. Fair value is determined through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We use a two step approach to our goodwill impairment evaluation. The first step of the goodwill impairment test is used to identify whether there is any potential impairment. If the fair value of a reporting unit exceeds its corresponding book value, including goodwill, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed. The second step requires that we compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties and/or goodwill.

Other than Temporary Impairment of Investments in Unconsolidated Investees

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we determine there is a loss in value that is other than temporary, we recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions, as well as changes in our intent with regard to our investment, that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

Revenue Recognition – Gains on Disposition of Real Estate

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the investee that acquires the assets. We also make judgments regarding recognition in earnings of certain fees and incentives based on when they are earned, fixed and determinable.

Business Combinations

We acquire individual properties, as well as portfolios of properties, or businesses. When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt, intangible assets related to above and below market leases, value of costs to obtain tenants, deferred tax liabilities and other assumed assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often times is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Capitalization of Costs and Depreciation

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income tax liability, the liability associated with open tax years that are under review and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes in assessments of the recognition of income tax benefits for certain non-routine transactions, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to taxable REIT subsidiaries and changes in tax laws. Adjustments required in any given period are included within income tax expense. We recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

New Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item  8.

Funds from Operations (“FFO”)

FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, which was amended in late 2011, further modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe net earnings computed under GAAP remains the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings computed under GAAP. Further, we believe our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and our operating performance.

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation, gains and losses from the sales of, and impairment charges of, previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

•

historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

•

REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of, and impairment charges of, previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

We include the gains and losses from dispositions of land and development properties in FFO. As a result, if we recognize impairment charges related to these types of properties, we also include the impairment charges in the calculation of FFO as defined by NAREIT. We exclude from FFO as defined by NAREIT gains and losses from dispositions of properties, other than land and development properties, which we refer to as “Non-FFO properties”, as well as any related impairment charges. We include or exclude our share of these items recognized by our unconsolidated investees on the same basis.

Our FFO Measures

At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of FFO. Our FFO measures are used by management in analyzing our business and the performance of our properties and we believe that it is important that stockholders, potential investors and financial analysts understand the measures management uses.

We use these FFO measures, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our operating performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of items that we do not expect to affect the underlying long-term performance of the properties. The long-term performance of our properties is principally driven by rental income. While not infrequent or unusual, these additional items we exclude in calculating our FFO measures are subject to significant fluctuations from period to period that cause both positive and negative short-term effects on our results of operations, in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

We use our FFO measures as supplemental financial measures of operating performance. We do not use our FFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

FFO, as defined by Prologis:

To arrive at FFO, as defined by Prologis, we adjust the NAREIT defined FFO measure to exclude:

(i)	deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

(ii)	current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in GAAP earnings that is excluded from our defined FFO measure;

(iii)	foreign currency exchange gains and losses resulting from debt transactions between us and our foreign consolidated subsidiaries and our foreign unconsolidated investees;

(iv)	foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of our foreign consolidated subsidiaries and our foreign unconsolidated investees; and

(v)	mark-to-market adjustments associated with derivative financial instruments.

We calculate FFO, as defined by Prologis for our unconsolidated investees on the same basis as we calculate our FFO, as defined by Prologis.

We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

Core FFO

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly or our share recognized by our unconsolidated investees to the extent they are included in FFO, as defined by Prologis:

(i)	gains or losses from acquisition, contribution or sale of land or development properties;
(ii)	income tax expense related to the sale of investments in real estate;
(iii)	impairment charges recognized related to our investments in real estate (either directly or through our investments in unconsolidated investees) generally as a result of our change in intent to contribute or sell these properties;
(iv)	impairment charges of goodwill and other assets;
(v)	gains or losses from the early extinguishment of debt;
(vi)	merger, acquisition and other integration expenses; and
(vii)	expenses related to natural disasters

We believe it is appropriate to further adjust our FFO, as defined by Prologis for certain recurring items as they were driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. The impairment charges we recognized were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. We currently have and have had over the past several years a stated priority to strengthen our financial position. We expect to accomplish this by reducing our debt, our investment in certain low yielding assets, such as land that we decide not to develop and our exposure to foreign currency exchange fluctuations. As a result, we have sold to third parties or contributed to unconsolidated investees real estate properties that, depending on market conditions, might result in a gain or loss. The impairment charges related to goodwill and other assets that we have recognized were similarly caused by the decline in the real estate markets. Also in connection with our stated priority to reduce debt and extend debt maturities, we have purchased portions of our debt securities. As a result, we recognized net gains or losses on the early extinguishment of certain debt due to the financial market conditions at that time.

We have also adjusted for some non-recurring items. The merger, acquisition and other integration expenses include costs we incurred in 2011 and that we expect to incur in 2012 associated with the Merger and PEPR Acquisition and the integration of our systems and processes. We have not adjusted for the acquisition costs that we have incurred as a result of routine acquisitions but only the costs associated with significant business combinations that we would expect to be infrequent in nature. Similarly, the expenses related to the natural disaster in Japan that we recognized in 2011 are a rare occurrence but we may incur similar expenses again in the future.

We analyze our operating performance primarily by the rental income of our real estate and the revenue driven by our private capital business, net of operating, administrative and financing expenses. This income stream is not directly impacted by fluctuations in the market value of our investments in real estate or debt securities. As a result, although these items have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long-term.

We use Core FFO, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) provide guidance to the financial markets to understand our expected operating performance; (v) assess our operating performance as compared to similar real estate companies and the industry in general; and (vi) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of items that we do not expect to affect the underlying long-term performance of the properties we own. As noted above, we believe the long-term performance of our properties is principally driven by rental income. We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

Limitations on Use of our FFO Measures

While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, they are only part of many measures we use when analyzing our business. Some of these limitations are:

•	The current income tax expenses that are excluded from our defined FFO measures represent the taxes that are payable.

•

Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.

•

Gains or losses from property acquisitions and dispositions or impairment charges related to expected dispositions represent changes in the value of the properties. By excluding these gains and losses, our FFO measures do not capture realized changes in the value of acquired or disposed properties arising from changes in market conditions.

•

The deferred income tax benefits and expenses that are excluded from our defined FFO measures result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measures do not currently reflect any income or expense that may result from such settlement.

•

The foreign currency exchange gains and losses that are excluded from our defined FFO measures are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measures are limited in that they do not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

•

The impairment charges of goodwill and other assets that we exclude from Core FFO, have been or may be realized as a loss in the future upon the ultimate disposition of the related investments or other assets through the form of lower cash proceeds.

•	The gains and losses on extinguishment of debt that we exclude from our Core FFO, may provide a benefit or cost to us as we may be settling our debt at less or more than our future obligation.

•	The Merger, acquisition and other integration expenses and the natural disaster expenses that we exclude from Core FFO are costs that we have incurred.

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP. This information should be read with our complete financial statements prepared under GAAP.

FFO, as defined by Prologis, attributable to common shares was $411.7 million, a negative $974.2 million and $185.5 million for 2011, 2010 and 2009, respectively. Core FFO attributable to common shares as defined by us was $593.9 million, $237.4 million and $416.7 million for the years ended 2011, 2010 and 2009, respectively. The increase in Core FFO is primarily due to the Merger and PEPR Acquisition, both of which substantially increased our investments in real estate properties directly and through our unconsolidated investments as discussed earlier. The reconciliations of Core FFO and FFO, as defined by Prologis, attributable to common shares to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	2011	2010	2009
FFO:
Reconciliation of net loss to FFO measures:
Net loss attributable to common shares	$(188,110)	$(1,295,920)	$(2,650)
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	566,328	295,182	248,267
Impairment of non-FFO operating properties	5,300	126,987	46,624
Net gains on dispositions of non-FFO operating properties	(39,812)	(196,080)	(168,177)
Reconciling items related to noncontrolling interests	(19,889)	-	-
Our share of reconciling items from unconsolidated investees	147,608	141,721	132,971

Subtotal-NAREIT defined FFO	471,425	(928,110)	257,035

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	(39,034)	11,487	(58,128)
Deferred income tax expense (benefit)	(19,803)	(52,223)	(19,641)
Our share of reconciling items from unconsolidated investees	(900)	(5,351)	6,243

FFO, as defined by Prologis	411,688	(974,197)	185,509
Impairment charges	145,028	1,110,072	448,612
Natural disaster expenses	5,210	-	-
Merger, acquisition and other integration expenses	140,495	-	-
Our share of losses (gains) on acquisitions and dispositions of investments in real estate, net	(115,577)	(110,786)	(65,587)
Losses (gains) on early extinguishment of debt	(258)	201,486	(172,258)
Income tax expense on dispositions	7,331	10,783	20,466

Core FFO	$593,917	$237,358	$416,742

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At December 31, 2011, we have ¥61.1 billion ($788.4 million) in TMK bond agreements and a ¥12.5 billion ($161.3 million) term loan with variable interest rates. We have entered into interest rate swap agreements to fix the interest rate on ¥21.8 billion ($281.2 million as of December 31, 2011) of the TMK bonds and the entire term loan for the term of the agreements. At December 31, 2011, we have also entered into interest rate swap agreements to fix the interest rate on €771.6 million ($1.0 billion) of secured debt, of which €743.6 million ($972.2 million) relates to PEPR, with variable interest rates.

In 2011, we had weighted average daily outstanding borrowings of $870.9 million on our variable rate Credit Facilities. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.8 million of cash flow in 2011.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income and financial position of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2011, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At December 31, 2011, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2011 and 2010, our Consolidated Statements of Operations, Comprehensive Income (Loss), Equity/Capital and Cash Flows for each of the years in the three-year period ended December 31, 2011, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 24 of our Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2011, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted as of December 31, 2011 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2011, the internal control over financial reporting was effective.

The effectiveness of the internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Limitations of the Effectiveness of Controls

Management’s assessment included an evaluation of the design of the internal control over financial reporting and testing of the operational effectiveness of the internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Exchange Act as of December 31, 2011. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2011, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted as of December 31, 2011 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2011, the internal control over financial reporting was effective.

The effectiveness of the internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Limitations of the Effectiveness of Controls

Management’s assessment included an evaluation of the design of the internal control over financial reporting and testing of the operational effectiveness of the internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The information required by this item is incorporated herein by reference to the descriptions under the captions “Election of Directors — Nominees,” Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Certain Information with Respect to Executive Officers, “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” and “Board of Directors and Committees — Audit Committee” in our 2012 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Directors and Committees —Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees , and Executive Officers — Security Ownership” and “Equity Compensation Plans” in our 2012 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees , and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance —Director Independence” in our 2012 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2012 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a)	Financial Statements and Schedules:

1.	Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 49 of this report, which is incorporated herein by reference.

2.	Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 131 to 138 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 49 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of Prologis, Inc.’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of Prologis, L.P.’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited Prologis, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Prologis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited Prologis, L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, L.P.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Prologis, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 28, 2012

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2011	2010
ASSETS
Investments in real estate properties	$24,787,537	$12,879,641
Less accumulated depreciation	2,157,907	1,595,678

Net investments in real estate properties	22,629,630	11,283,963
Investments in and advances to unconsolidated investees	2,857,755	2,024,661
Notes receivable backed by real estate	322,834	302,144
Assets held for sale	444,850	574,791

Net investments in real estate	26,255,069	14,185,559

Cash and cash equivalents	176,072	37,634
Restricted cash	71,992	27,081
Accounts receivable	147,999	58,979
Other assets	1,072,780	593,414

Total assets	$27,723,912	$14,902,667

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,382,408	$6,506,029
Accounts payable and accrued expenses	639,490	388,536
Other liabilities	1,225,548	467,998
Liabilities related to assets held for sale	20,992	19,749

Total liabilities	13,268,438	7,382,312

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	350,000
Common stock; $0.01 par value; 459,401 shares issued and 458,597 shares outstanding at December 31, 2011 and 254,482 shares issued and outstanding at December 31, 2010	4,594	2,545
Additional paid-in capital	16,349,328	9,671,560
Accumulated other comprehensive loss	(182,321)	(3,160)
Distributions in excess of net earnings	(3,092,162)	(2,515,722)

Total Prologis, Inc. stockholders’ equity	13,661,639	7,505,223
Noncontrolling interests	793,835	15,132

Total equity	14,455,474	7,520,355

Total liabilities and equity	$27,723,912	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, 2009

(In thousands, except per share amounts)

	2011	2010	2009
Revenues:
Rental income	$1,376,836	$744,540	$692,984
Private capital revenue	137,619	122,526	144,963
CDFS disposition proceeds	-	-	180,237
Development management and other income	18,836	17,521	8,987

Total revenues	1,533,291	884,587	1,027,171

Expenses:
Rental expenses	384,652	215,208	214,101
Private capital expenses	54,962	40,659	43,416
General and administrative expenses	195,161	165,981	192,231
Merger, acquisition and other integration expenses	140,495	-	-
Impairment of real estate properties	21,237	736,612	331,592
Depreciation and amortization	585,323	311,268	266,364
Other expenses	24,031	16,355	24,025

Total expenses	1,405,861	1,486,083	1,071,729

Operating income (loss)	127,430	(601,496)	(44,558)

Other income (expense):
Earnings from unconsolidated investees, net	59,935	23,678	28,059
Interest expense	(468,738)	(461,166)	(372,768)
Impairment of goodwill and other assets	(126,432)	(412,745)	(163,644)
Interest and other income (expense), net	12,008	15,847	(39,349)
Gains on acquisitions and dispositions of investments in real estate, net	111,684	28,488	35,262
Foreign currency exchange and derivative gains (losses), net	41,172	(11,081)	35,626
Gain (loss) on early extinguishment of debt, net	258	(201,486)	172,258

Total other income (expense)	(370,113)	(1,018,465)	(304,556)

Loss before income taxes	(242,683)	(1,619,961)	(349,114)
Current income tax expense	21,579	21,724	29,262
Deferred income tax benefit	(19,803)	(52,223)	(23,287)

Total income tax expense (benefit)	1,776	(30,499)	5,975

Loss from continuing operations	(244,459)	(1,589,462)	(355,089)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	27,907	84,435	114,239
Net gains on dispositions, net of related impairment charges and taxes	58,614	234,574	264,779

Total discontinued operations	86,521	319,009	379,018

Consolidated net earnings (loss)	(157,938)	(1,270,453)	23,929
Net loss (earnings) attributable to noncontrolling interests	4,524	(43)	(1,156)

Net earnings (loss) attributable to controlling interests	(153,414)	(1,270,496)	22,773
Less preferred share dividends	34,696	25,424	25,423

Net loss attributable to common shares	$(188,110)	$(1,295,920)	$(2,650)

Weighted average common shares outstanding - Basic	370,534	219,515	179,966

Weighted average common shares outstanding - Diluted	370,534	219,515	179,966

Net earnings (loss) per share attributable to common shares - Basic:
Continuing operations	$(0.74)	$(7.35)	$(2.12)
Discontinued operations	0.23	1.45	2.11

Net loss per share attributable to common shares - Basic	$(0.51)	$(5.90)	$(0.01)

Net earnings (loss) per share attributable to common shares - Diluted:
Continuing operations	$(0.74)	$(7.35)	$(2.12)
Discontinued operations	0.23	1.45	2.11

Net loss per share attributable to common shares - Diluted	$(0.51)	$(5.90)	$(0.01)

Dividends per common share	$1.06	$1.25	$1.57

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net earnings (loss) attributable to controlling interests	$(153,414)	$(1,270,496)	$22,773
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(170,995)	(42,315)	59,888
Unrealized gains (losses) and amortization on derivative contracts, net	(8,166)	(3,143)	11,784

Comprehensive income (loss) attributable to common shares	$(332,575)	$(1,315,954)	$94,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Earnings	Non- controlling Interests	Total Equity
		Number of Shares	Par Value
Balance as of January 1, 2009	$350,000	119,191	$1,192	$7,071,586	$(29,374)	$(655,513)	$19,878	$6,757,769
Consolidated net earnings	-	-	-	-	-	22,773	1,156	23,929
Issuances of stock in equity offering, net of issuance costs	-	78,031	780	1,106,240	-	-	-	1,107,020
Effect of common stock plans	-	14,259	143	348,181	-	-	-	348,324
Noncontrolling interests, issuances (conversions), net	-	185	2	1,485	-	-	(1,386)	101
Foreign currency translation gains, net	-	-	-	-	59,888	-	1,937	61,825
Unrealized gains and amortization on derivative contracts, net	-	-	-	-	11,784	-	-	11,784
Distributions	-	-	-	-	-	(301,843)	(1,623)	(303,466)

Balance as of December 31, 2009	$350,000	211,666	$2,117	$8,527,492	$42,298	$(934,583)	$19,962	$8,007,286
Consolidated net earnings (loss)	-	-	-	-	-	(1,270,496)	43	(1,270,453)
Issuances of stock in equity offering, net of issuance costs	-	41,069	411	1,086,873	-	-	-	1,087,284
Effect of common stock plans	-	1,725	17	56,595	-	-	-	56,612
Noncontrolling interests, issuances (conversions), net	-	22	-	600	-	-	(600)	-
Foreign currency translation losses, net	-	-	-	-	(42,315)	-	(2,933)	(45,248)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(3,143)	-	-	(3,143)
Distributions	-	-	-	-	-	(310,643)	(1,340)	(311,983)

Balance as of December 31, 2010	$350,000	254,482	$2,545	$9,671,560	$(3,160)	$(2,515,722)	$15,132	$7,520,355
Consolidated net loss	-	-	-	-	-	(153,414)	(4,524)	(157,938)
Merger and PEPR Acquisition	232,200	169,626	1,696	5,552,412	-	-	751,068	6,537,376
Issuances of stock in equity offering, net of issuance costs	-	34,500	345	1,111,787	-	-	-	1,112,132
Effect of common stock plans	-	793	8	2,390	-	-	-	2,398
Capital contributions, net of acquisitions				-	-	-	94,020	94,020
Foreign currency translation losses, net	-	-	-	-	(170,995)	-	(21,596)	(192,591)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(8,166)	-	-	(8,166)
Distributions and allocations	-	-	-	11,179	-	(423,026)	(40,265)	(452,112)

Balance as of December 31, 2011	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Operating activities:
Consolidated net earnings (loss)	$(157,938)	$(1,270,453)	$23,929
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(59,384)	(40,983)	(38,997)
Cost of share-based compensation awards	28,920	25,085	17,242
Depreciation and amortization	603,884	356,694	327,126
Earnings from unconsolidated investees	(59,935)	(23,678)	(28,861)
Changes in operating receivables and distributions from unconsolidated investees	58,981	79,671	69,656
Amortization of debt and lease intangibles	43,556	79,538	84,755
Debt consent solicitation expenses	-	-	14,547
Non-cash merger expenses	20,290	-	-
Impairment of goodwill and other assets	126,432	412,745	163,644
Impairment of real estate properties	21,237	736,612	331,592
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(61,830)	(234,574)	(264,779)
Gains recognized on property acquisitions and dispositions, net	(111,684)	(28,488)	(35,262)
Gains recognized on disposition of investments in Japan property funds	-	-	(180,237)
Loss (gain) on early extinguishment of debt, net	(258)	201,486	(172,258)
Unrealized foreign currency and derivative losses (gains), net	(38,398)	11,487	(58,128)
Deferred income tax benefit	(19,803)	(52,223)	(23,299)
Decrease (increase) in restricted cash, accounts receivable and other assets	(40,095)	63,701	102,510
Decrease in accounts payable and accrued expenses and other liabilities	(146,911)	(75,837)	(244,085)

Net cash provided by operating activities	207,064	240,783	89,095

Investing activities:
Real estate investments	(1,025,794)	(458,125)	(1,241,836)
Tenant improvements and lease commissions on previously leased space	(88,368)	(57,240)	(49,783)
Non-development capital expenditures	(55,702)	(28,565)	(26,506)
Investments in and net advances to unconsolidated investees	(37,755)	(335,396)	(401,386)
Return of investment from unconsolidated investees	170,158	220,195	81,216
Proceeds from dispositions of real estate properties	1,644,152	1,642,986	1,520,519
Proceeds from dispositions of China operations and Japan property funds	-	-	1,345,468
Proceeds from repayment of notes receivable	6,450	18,440	12,430
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	(269,000)	(4,845)
Cash acquired in connection with AMB merger	234,045	-	-
Acquisition of PEPR, net of cash received	(1,025,251)	-	-

Net cash provided by (used in) investing activities	(233,065)	733,295	1,235,277

Financing activities:
Issuance of common stock, net	1,156,493	1,162,461	1,491,137
Distributions paid on common stock	(387,133)	(280,658)	(271,845)
Dividends paid on preferred stock	(26,965)	(25,416)	(25,416)
Noncontrolling interest contributions	123,924	-	-
Noncontrolling interest distributions	(17,378)	(1,610)	(1,548)
Debt and equity issuance costs paid	(77,241)	(76,580)	(125,190)
Payments on credit facilities, net	(37,558)	(246,280)	(2,400,194)
Repurchase of debt	(894,249)	(3,104,476)	(1,226,658)
Proceeds from the issuance of debt	1,298,891	1,860,299	1,448,871
Payments on debt	(975,466)	(257,502)	(351,793)

Net cash provided by (used in) financing activities	163,318	(969,762)	(1,462,636)

Effect of foreign currency exchange rate changes on cash	1,121	(1,044)	(2,010)
Net increase (decrease) in cash and cash equivalents	138,438	3,272	(140,274)
Cash and cash equivalents, beginning of period	37,634	34,362	174,636

Cash and cash equivalents, end of period	$176,072	$37,634	$34,362

See Note 23 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
ASSETS
Investments in real estate properties	$24,787,537	$12,879,641
Less accumulated depreciation	2,157,907	1,595,678

Net investments in real estate properties	22,629,630	11,283,963
Investments in and advances to unconsolidated investees	2,857,755	2,024,661
Notes receivable backed by real estate	322,834	302,144
Assets held for sale	444,850	574,791

Net investments in real estate	26,255,069	14,185,559

Cash and cash equivalents	176,072	37,634
Restricted cash	71,992	27,081
Accounts receivable	147,999	58,979
Other assets	1,072,780	593,414

Total assets	$27,723,912	$14,902,667

LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,382,408	$6,506,029
Accounts payable and accrued expenses	639,490	388,536
Other liabilities	1,225,548	467,998
Liabilities related to assets held for sale	20,992	19,749

Total liabilities	13,268,438	7,382,312

Capital:
Partners’ capital:
General partner - preferred	582,200	350,000
General partner - common	13,079,439	7,155,223
Limited partners	58,613	-

Total partners’ capital	13,720,252	7,505,223
Noncontrolling interests	735,222	15,132

Total capital	14,455,474	7,520,355

Total liabilities and capital	$27,723,912	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, 2009

(In thousands, except per unit amounts)

	2011	2010	2009
Revenues:
Rental income	$1,376,836	$744,540	$692,984
Private capital revenue	137,619	122,526	144,963
CDFS disposition proceeds	-	-	180,237
Development management and other income	18,836	17,521	8,987

Total revenues	1,533,291	884,587	1,027,171

Expenses:
Rental expenses	384,652	215,208	214,101
Private capital expenses	54,962	40,659	43,416
General and administrative expenses	195,161	165,981	192,231
Merger, acquisition and other integration expenses	140,495	-	-
Impairment of real estate properties	21,237	736,612	331,592
Depreciation and amortization	585,323	311,268	266,364
Other expenses	24,031	16,355	24,025

Total expenses	1,405,861	1,486,083	1,071,729

Operating income (loss)	127,430	(601,496)	(44,558)

Other income (expense):
Earnings from unconsolidated investees, net	59,935	23,678	28,059
Interest expense	(468,738)	(461,166)	(372,768)
Impairment of goodwill and other assets	(126,432)	(412,745)	(163,644)
Interest and other income (expense), net	12,008	15,847	(39,349)
Gains on acquisitions and dispositions of investments in real estate, net	111,684	28,488	35,262
Foreign currency exchange and derivative gains (losses), net	41,172	(11,081)	35,626
Gain (loss) on early extinguishment of debt, net	258	(201,486)	172,258

Total other income (expense)	(370,113)	(1,018,465)	(304,556)

Loss before income taxes	(242,683)	(1,619,961)	(349,114)
Current income tax expense	21,579	21,724	29,262
Deferred income tax benefit	(19,803)	(52,223)	(23,287)

Total income tax expense (benefit)	1,776	(30,499)	5,975

Loss from continuing operations	(244,459)	(1,589,462)	(355,089)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	27,907	84,435	114,239
Net gains on dispositions, net of related impairment charges and taxes	58,614	234,574	264,779

Total discontinued operations	86,521	319,009	379,018

Consolidated net earnings (loss)	(157,938)	(1,270,453)	23,929
Net loss (earnings) attributable to noncontrolling interests	4,175	(43)	(1,156)

Net earnings (loss) attributable to controlling interests	(153,763)	(1,270,496)	22,773
Less preferred share dividends	34,696	25,424	25,423

Net loss attributable to common unitholders	$(188,459)	$(1,295,920)	$(2,650)

Weighted average common units outstanding - Basic	371,730	219,515	179,966

Weighted average common units outstanding - Diluted	371,730	219,515	179,966

Net earnings (loss) per share attributable to common unitholders - Basic:
Continuing operations	$(0.74)	$(7.35)	$(2.12)
Discontinued operations	0.23	1.45	2.11

Net loss per share attributable to common unitholders - Basic	$(0.51)	$(5.90)	$(0.01)

Net earnings (loss) per share attributable to common unitholders - Diluted:
Continuing operations	$(0.74)	$(7.35)	$(2.12)
Discontinued operations	0.23	1.45	2.11

Net loss per share attributable to common unitholders - Diluted	$(0.51)	$(5.90)	$(0.01)

Distributions per common unit	$1.06	$1.25	$1.57

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Net earnings (loss) attributable to controlling interests	$(153,763)	$(1,270,496)	$22,773
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(170,995)	(42,315)	59,888
Unrealized gains (losses) and amortization on derivative contracts, net	(8,166)	(3,143)	11,784

Comprehensive income (loss) attributable to common unitholders	$(332,924)	$(1,315,954)	$94,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests	Total
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount
Balance as of January 1, 2009	12,000	$ 350,000	119,191	$ 6,387,891	-	$ -	$ 19,878	$ 6,757,769
Consolidated net earnings	-	-	-	22,773	-	-	1,156	23,929
Issuance of units in exchange for contributions of equity offering proceeds	-	-	78,031	1,107,020	-	-	-	1,107,020
Effect of REIT’s common stock plans	-	-	14,259	325,229	-	-	-	325,229
Noncontrolling interests, issuances (conversions), net	-	-	185	1,487	-	-	(1,386)	101
Foreign currency translation gains, net	-	-	-	59,888	-	-	1,937	61,825
Unrealized gains and amortization on derivative contracts, net	-	-	-	11,784	-	-	-	11,784
Costs of share-based compensation awards	-	-	-	23,095	-	-	-	23,095
Distributions	-	-	-	(301,843)	-		(1,623)	(303,466)

Balance as of December 31, 2009	12,000	$ 350,000	211,666	$ 7,637,324	-	$ -	$ 19,962	$ 8,007,286
Consolidated net earnings (loss)	-	-	-	(1,270,496)	-	-	43	(1,270,453)
Issuance of units in exchange for contributions of equity offering proceeds	-	-	41,069	1,087,284	-	-	-	1,087,284
Effect of REIT’s common stock plans	-	-	1,725	25,420	-	-	-	25,420
Noncontrolling interests, issuances (conversions), net	-	-	22	600	-	-	(600)	-
Foreign currency translation losses, net	-	-	-	(42,315)	-	-	(2,933)	(45,248)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(3,143)	-	-	-	(3,143)
Costs of share-based compensation awards	-	-	-	31,192	-	-	-	31,192
Distributions	-	-	-	(310,643)	-	-	(1,340)	(311,983)

Balance as of December 31, 2010	12,000	$ 350,000	254,482	$ 7,155,223	-	$ -	$ 15,132	$ 7,520,355
Consolidated net loss	-	-	-	(153,414)	-	(349)	(4,175)	(157,938)
Merger and PEPR Acquisition	9,300	232,200	169,626	5,554,108	2,059	70,141	680,927	6,537,376
Issuance of units in exchange for contributions of equity offering proceeds	-	-	34,500	1,112,132	-	-	-	1,112,132
Effect of REIT’s common stock plans	-	-	793	2,398	-	-	-	2,398
Capital contributions, net of acquisitions	-	-	-	-	-	-	94,020	94,020
Foreign currency translation losses, net	-	-	-	(170,995)	-	-	(21,596)	(192,591)
Unrealized losses and amortization on derivative contracts, net	-	-	-	(8,166)	-	-	-	(8,166)
Distributions and allocations	-	-	-	(411,847)	-	(11,179)	(29,086)	(452,112)

Balance as of December 31, 2011	21,300	$ 582,200	459,401	$ 13,079,439	2,059	$ 58,613	$ 735,222	$ 14,455,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Operating activities:
Consolidated net earnings (loss)	$(157,938)	$(1,270,453)	$23,929
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(59,384)	(40,983)	(38,997)
Cost of share-based compensation awards	28,920	25,085	17,242
Depreciation and amortization	603,884	356,694	327,126
Earnings from unconsolidated investees	(59,935)	(23,678)	(28,861)
Changes in operating receivables and distributions from unconsolidated investees	58,981	79,671	69,656
Amortization of debt and lease intangibles	43,556	79,538	84,755
Debt consent solicitation expenses	-	-	14,547
Non-cash merger expenses	20,290	-	-
Impairment of goodwill and other assets	126,432	412,745	163,644
Impairment of real estate properties	21,237	736,612	331,592
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(61,830)	(234,574)	(264,779)
Gains recognized on property acquisitions and dispositions, net	(111,684)	(28,488)	(35,262)
Gains recognized on disposition of investments in Japan property funds	-	-	(180,237)
Loss (gain) on early extinguishment of debt, net	(258)	201,486	(172,258)
Unrealized foreign currency and derivative losses (gains), net	(38,398)	11,487	(58,128)
Deferred income tax benefit	(19,803)	(52,223)	(23,299)
Decrease (increase) in restricted cash, accounts receivable and other assets	(40,095)	63,701	102,510
Decrease in accounts payable and accrued expenses and other liabilities	(146,911)	(75,837)	(244,085)

Net cash provided by operating activities	207,064	240,783	89,095

Investing activities:
Real estate investments	(1,025,794)	(458,125)	(1,241,836)
Tenant improvements and lease commissions on previously leased space	(88,368)	(57,240)	(49,783)
Non-development capital expenditures	(55,702)	(28,565)	(26,506)
Investments in and net advances to unconsolidated investees	(37,755)	(335,396)	(401,386)
Return of investment from unconsolidated investees	170,158	220,195	81,216
Proceeds from dispositions of real estate properties	1,644,152	1,642,986	1,520,519
Proceeds from dispositions of China operations and Japan property funds	-	-	1,345,468
Proceeds from repayment of notes receivable	6,450	18,440	12,430
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	(269,000)	(4,845)
Cash acquired in connection with AMB merger	234,045	-	-
Acquisition of PEPR, net of cash received	(1,025,251)	-	-

Net cash provided by (used in) investing activities	(233,065)	733,295	1,235,277

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions, net	1,156,493	1,162,461	1,491,137
Distributions paid on common partnership units	(388,333)	(280,658)	(271,845)
Dividends paid on preferred units	(26,965)	(25,416)	(25,416)
Noncontrolling interest contributions	123,924	-	-
Noncontrolling interest distributions	(16,178)	(1,610)	(1,548)
Debt and equity issuance costs paid	(77,241)	(76,580)	(125,190)
Payments on credit facilities, net	(37,558)	(246,280)	(2,400,194)
Repurchase of debt	(894,249)	(3,104,476)	(1,226,658)
Proceeds from the issuance of debt	1,298,891	1,860,299	1,448,871
Payments on debt	(975,466)	(257,502)	(351,793)

Net cash provided by (used in) financing activities	163,318	(969,762)	(1,462,636)

Effect of foreign currency exchange rate changes on cash	1,121	(1,044)	(2,010)
Net increase (decrease) in cash and cash equivalents	138,438	3,272	(140,274)
Cash and cash equivalents, beginning of period	37,634	34,362	174,636

Cash and cash equivalents, end of period	$176,072	$37,634	$34,362

See Note 23 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

On June 3, 2011, AMB Property Corporation (“AMB”) and AMB Property, L.P. completed the merger contemplated by the Agreement and Plan of Merger with ProLogis, a Maryland real estate investment trust (“ProLogis”) and its subsidiaries (the “Merger”). Following the Merger, AMB changed its name to Prologis, Inc (the “REIT”). As a result of the Merger, each outstanding common share of beneficial interest of ProLogis was converted into 0.4464 of a newly issued share of common stock of the REIT. As further discussed in Note 3, AMB was the legal acquirer and ProLogis was the accounting acquirer. As such, in the Consolidated Financial Statements the historical results of ProLogis are included for the pre-Merger period and the combined results are included subsequent to the Merger. See Note 3 for further discussion on the Merger.

Prologis, Inc, as the legal acquirer, commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global, regional and other distribution markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Private Capital. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Private Capital segment represents the long-term management of co-investment ventures and other unconsolidated investees. See Note 22 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and Operating Partnership collectively.

As of December 31, 2011, the REIT owned an approximate 99.55% general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.45% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The accompanying consolidated financial statements are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

For entities that are not defined as variable interest entities, we first consider whether Prologis is the general partner or the limited partner (or the equivalent in such investments which are not structured as partnerships). We consolidate entities in which we are the general partner and the limited partners in such investments do not have rights which would preclude control. For entities in which we are the general partner but do not control the entity as the other partners hold substantive participating rights and/or kick-out rights, the equity method of accounting is applied. For joint ventures for which we are the limited partner, we consider factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners to determine if the presumption that the general partner controls the entity is overcome. In instances where the factors indicate that we control the joint venture, we consolidate the entity.

Adjustments and Reclassifications. Certain amounts included in the accompanying consolidated financial statements for 2010 and 2009 have been reclassified to conform to the 2011 financial statements presentation.

Use of Estimates. The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and future changes in market conditions could impact our future operating results.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated investees operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or the country where the entity conducts its operations.

The functional currencies of our consolidated subsidiaries and unconsolidated investees generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, Korean won and Singapore dollar. We are parties to business transactions denominated in these and other currencies.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. For the REIT, the resulting translation adjustments are included in the Accumulated Other Comprehensive Income (Loss) as a separate component of stockholders’ equity. For the Operating Partnership, these adjustments are included in Partners’ Capital. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect as of the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.

We and certain of our consolidated subsidiaries have intercompany and third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature. For the REIT, the remeasurement of such long-term debt results in the recognition of a cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) as a separate component of stockholders’ equity. For the Operating Partnership, this adjustment is recorded in Partners’ Capital. Gains or losses are included in results of operations when transactions with a third party, denominated in a currency other than the entity’s functional currency, are settled.

We are subject to foreign currency risk due to potential fluctuations in exchange rates between certain foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment would have an effect on our reported results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in the same functional currency as the investment and, on occasion and when deemed appropriate, through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

Business Combinations. When we acquire a business, which includes an operating property, we record the acquisition at “full fair value”. Transaction costs related to the acquisition of a business are expensed as incurred. The transaction costs related to the acquisition of land and equity method investments continue to be capitalized, as these are not considered to be business combinations.

When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate the following:

• the fair value of the buildings as if vacant;	—	The fair value allocated to land is generally based on relevant market data.

• the market value of above and below market leases based upon our best estimate of current market rents;	—	The value of each lease is recorded in either other assets or other liabilities, as appropriate.

• the value of costs to obtain tenants, primarily leasing commissions;	—	These costs are recorded in other assets.

• the value of debt based on quoted market rates for the same or similar issues, or by discounting future cash flows using rates currently available for debt with similar terms and maturities;	—	Any discount or premium is included in the principal amount.

• the value of any management contracts by discounting future expected cash flows under these contracts; and	—	These contracts are recorded in other assets.

• the value of all other assumed assets and liabilities based on the best information available.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We amortize the acquired assets or liabilities as follows:

•	Above and below market leases are charged to rental income over the average remaining estimated life of the lease.

•	Leasing commissions are charged to amortization expense over the average remaining estimated life of the lease.

•	Debt discount or premium is charged to interest expense using the effective interest method over the remaining term of the related debt.

•	Management contracts are charged to amortization expense over the remaining term of the contract.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. A gain may be recognized to the extent the purchase price is less than the fair value of net tangible and intangible assets acquired.

Long-Lived Assets.

Real Estate Assets. Real estate assets are carried at depreciated cost. Costs incurred in developing, renovating, rehabilitating and improving real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in acquiring real estate properties and making repairs and maintaining real estate assets are expensed as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. When a municipal district finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed. We also capitalize costs incurred to successfully originate a lease that results directly from and are essential to acquire that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over their respective estimated useful lives. Depreciation commences at the earlier of stabilization (defined as 90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties we develop. Investments that are located on tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the lesser of the investment life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the respective lease term. Our weighted average lease term based on square feet for all leases in effect at December 31, 2011 was six years.

We assess the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models; quoted market values; and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows based on our intent as follows:

(i)	for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and the terminal value;

(ii)	for land parcels we intend to sell, recoverability is assessed based on estimated fair value;

(iii)	for real estate properties currently under development and operating buildings we intend to sell, recoverability is assessed based on proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and

(iv)	for costs incurred related to the potential acquisition of land or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties or the recognition of a gain or loss at time of disposal.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. We perform an annual impairment test for goodwill at the reporting unit level. The annual review is performed during the fourth quarter for all our reporting units. Additionally, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amounts of goodwill may not be fully recoverable.

We use a two step approach to our goodwill impairment evaluation. The first step of the goodwill impairment test is used to identify whether there is any potential impairment. If the fair value of a reporting unit exceeds its corresponding book value, including goodwill, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed. The second step requires that we compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any.

Generally, we use net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit also includes an enterprise value premium that we estimate a third party would be willing to pay for the particular reporting unit. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our goodwill.

Assets Held for Sale and Discontinued Operations. Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of a component of our business or properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented. We classify a component of our business or property as held for sale when certain criteria are met, which are in accordance with GAAP. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

Assets held for sale and properties disposed of are considered discontinued operations if sold to a third party. Properties contributed or sold to entities in which we maintain an ownership interest, act as manager and account for under the equity method are not considered discontinued operations due to our continuing involvement with the properties.

Investments in Unconsolidated Investees. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the investee, distributions received, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary we recognize an impairment charge to reflect the equity investment and any advances made at fair value.

Notes Receivable Backed by Real Estate. We hold certain investments in debt securities that are backed by real estate assets. We regularly review the creditworthiness of the entities with which we hold the note agreements and reduce the notes receivable balance by estimating an allowance for amounts that may become uncollectible in the future. The notes are also evaluated individually for impairment. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Restricted Cash. Restricted cash consists primarily of escrows under secured mortgage agreements for taxes, insurance and certain other reserve requirements relating to the underlying collateral.

Exchangeable Debt. For the convertible notes we issued in 2008 and 2007, we were required to separate the accounting for the debt and equity components as we have the ability to settle the conversion of the debt and conversion spread, at our option, in cash, common stock, or a combination of cash and stock. The liability and equity components of convertible debt are accounted for separately. The value assigned to the

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt as additional non-cash interest expense. The carrying amount of the equity component is determined by deducting the fair value of the debt component from the initial proceeds of the convertible debt instrument as a whole. Under the terms of the issuance of the 2010 convertible notes, we were required to settle the conversion by issuance of common shares and therefore this standard did not apply to these notes.

In connection with the Merger and the debt exchange offer in June 2011, all issuances of our convertible notes became exchangeable notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes now requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. At each reporting period, we adjust the derivative instrument to fair value with the adjustment being recorded in earnings as Foreign Currency Exchange and Derivative Gains (Losses), Net. We continue to amortize the discount over the remaining term of the exchangeable notes.

Noncontrolling Interests. We recognize the noncontrolling interests in real estate partnerships that we consolidate using each noncontrolling holder’s respective share of the estimated fair value of the net assets as of the date of formation or acquisition. Noncontrolling interest that was created or assumed as a part of a business combination is recognized at fair value as of the date of the transaction. Noncontrolling interest is subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders’ proportionate share of the net earnings or losses of each respective entity.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest are accounted for at our carrying value of the surrendered noncontrolling interest.

Costs of Raising Capital. Costs incurred in connection with the issuance of both common stock and preferred stock are treated as a reduction to additional paid-in capital. Costs incurred in connection with the issuance or renewal of debt are capitalized in other assets, and amortized to interest expense over the term of the related debt.

Revenue Recognition.

Rental Income. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as a component of rental income in the period that the applicable expenses are incurred. A provision for possible loss is made if the collection of a receivable balance is considered doubtful.

Private Capital Revenue. Private capital revenue includes revenues we earn from the management services we provide to unconsolidated investees and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services provided. We may also earn promote payments based on third party investor returns over time. We recognize these fees when earned, fixed and determinable.

Gains on Disposition of Real Estate. Gains on the disposition of real estate are recorded when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold.

When we contribute or sell a property to an entity in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the investees’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis.

When a property that we originally contributed to a co-investment venture is disposed of to a third party, we recognize the amount of the gain we had previously deferred, along with our proportionate share of the gain recognized by the investee. During periods when our ownership interest in an investee decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest in the investee.

Rental Expenses. Rental expenses primarily include the cost of on-site property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes.

Private Capital Expenses. These costs include the property management expenses associated with the property-level management of the properties owned by our unconsolidated investees and the direct expenses associated with the asset management of the property funds.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation. We account for stock-based compensation by measuring the cost of employee services received in exchange for an award of an equity instrument based on the fair value of the award on the grant date. We recognize the cost of the entire award on a straight-lined basis over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

Income Taxes. Prologis, Inc., as the legal acquirer, commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a REIT under the Internal Revenue Code, and believes the current organization and method of operation will enable the REIT to maintain its status as a REIT. Under the Internal Revenue Code, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and stockholder tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. This allows us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the United States, we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions, and interest and penalties associated with our unrecognized tax benefit liabilities.

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense.

Financial Instruments. We may use certain types of derivative financial instruments for the purpose of managing certain foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless specific hedge accounting criteria are met. To qualify for hedge accounting treatment, generally the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge (primarily interest rate swaps) and, if a derivative instrument is utilized to hedge an anticipated transaction, the anticipated transaction must be probable of occurring. Derivative instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract or at the redesignation process, if applicable.

The unrealized gains and losses resulting from changes in fair value of an effective hedge are recorded in Accumulated Other Comprehensive Income (Loss) for the REIT and Partners’ Capital for the Operating Partnership and are amortized to earnings over the remaining term of the hedged items. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of the derivative instrument does not perfectly offset the change in value of the item being hedged. We estimate the fair value of our financial instruments through a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

Fair Value Measurements. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value for all of our assets and liabilities using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition. The fair value hierarchy consists of three broad levels:

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Environmental Costs. We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs related to undeveloped land are capitalized as development costs. Costs incurred for properties to be disposed are included in the cost of the properties upon disposition. We maintain a liability for the estimated costs of environmental remediation expected to be incurred in connection with undeveloped land, operating properties and properties previously sold that we adjust as appropriate as information becomes available.

Recent Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires disclosures about offsetting and related arrangements to enable financial statements users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including rights of setoff associated with certain financial instruments and derivative instruments. The disclosure requirements are effective for us on January 1, 2013, and we do not expect the guidance to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update to clarify the scope of current U.S. GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of in-substance real estate. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for interim and annual periods beginning after June 15, 2012. We do not expect the guidance to impact our Consolidated Financial Statements.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard on January 1, 2012 and we do not expect the guidance to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an accounting standard update that eliminates the option to present components of other comprehensive income (“OCI”) as part of the changes in stockholders’ equity, and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. This accounting standard update is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. We will adopt this standard on January 1, 2012 and we do not expect the guidance to have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued an accounting standard update to amend the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. The amendments will be effective for us on January 1, 2012 and we do not expect them to have a material impact to our Consolidated Financial Statements.

In December 2010, the FASB updated the accounting standard related to business combinations that requires public entities to disclose certain pro forma information about revenues and earnings of the combined entity within the notes to the financial statements. As a result of the Merger and acquisition of a controlling interest in ProLogis European Properties (“PEPR”) as described in Note 3, we are required to present pro forma information as if the business combinations occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The disclosure requirements were effective for business combinations with effective dates beginning January 1, 2011. See Note 3 for our pro forma disclosures.

In July 2010, the FASB issued an accounting standard update that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. We adopted the expanded disclosure requirements for ending balances applicable to our Notes Receivable Backed by Real Estate as of December 31, 2010. Disclosures regarding activity that occurs during the reporting period were effective beginning January 1, 2011. See Note 7 for disclosure of this activity for the year ended December 31, 2011.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Business Combinations

Merger of AMB and ProLogis

As discussed in Note 1, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders held the largest portion of the voting rights in the merged entity and ProLogis appointees represented the majority of the Board of Directors. In our Consolidated Financial Statements, the historical results of ProLogis are included for the entire period presented and the results of AMB are included subsequent to the Merger.

As ProLogis was the accounting acquirer, the calculation of the purchase price for accounting purposes is based on the price of ProLogis common shares and common shares ProLogis would have had to issue to achieve a similar ownership split between AMB stockholders and ProLogis shareholders. We estimated the fair value of the pre-combination portion of AMB’s share-based payment awards based on market data and, in the case of the stock options, we used a Black-Scholes model to estimate the fair value of these awards as of the Merger date. An adjustment was made to equity for the vested portion while the unvested portion will be expensed over the remaining service period. The purchase price allocation reflects aggregate consideration of approximately $5.9 billion, as calculated below (in millions, except price per share):

ProLogis shares and limited partnership units outstanding at June 2, 2011 (60% of total shares of the combined company)	571.4
Total shares of the combined company (for accounting purposes)	952.3

Number of AMB shares to be issued (40% of total shares of the combined company)	380.9
Multiplied by price of ProLogis common share on June 2, 2011	$15.21

Consideration associated with common shares issued	$5,794.1
Add consideration associated with share based payment awards.	62.4

Total consideration of the Operating Partnership	$5,856.5

The allocation of the purchase price requires a significant amount of judgment. The allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is in process of being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations. The allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$8,172.8
Investments in and advances to unconsolidated investees	1,620.3
Cash, accounts receivable and other assets	687.8
Debt	(3,646.7)
Accounts payable, accrued expenses and other liabilities	(430.5)
Noncontrolling interests	(547.2)

Total purchase price of the Operating Partnership	$5,856.5

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

Upon completion of the tender offer, we met the requirements to consolidate PEPR. In accordance with the accounting rules for business combinations, we marked our equity investment in PEPR from carrying value to fair value of approximately €486 million, which resulted in the recognition of a gain of €59.6 million ($85.9 million). We refer to this transaction as the “PEPR Acquisition”. The fair value was based on the trading price for our previously owned units and our acquisition price for the PEPR units purchased during the tender offer period. As of December 31, 2011, we owned approximately 93.7% of the voting ordinary units of PEPR and 94.9% of the convertible preferred units.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion or ($1.6 billion) as set forth below. The allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations. The allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$4,453.0
Cash, accounts receivable and other assets	251.8
Debt	(2,240.7)
Accounts payable, accrued expenses and other liabilities	(703.5)
Noncontrolling interests	(133.7)

Total purchase price	$1,626.9

Summary of Significant Estimates

The purchase price allocations for the Merger and the PEPR Acquisition were based on our assessment of the fair value of the acquired assets and liabilities using both Level 2 and 3 inputs, as summarized below.

Investments in Real Estate Properties. We estimated the fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions included in the discounted cash flow analysis included origination costs and discount and capitalization rates. Discount and capitalization rates were determined by market based on recent appraisals, transactions or other market data. The fair value also includes a portfolio premium that we estimate a third party would be willing to pay for the entire portfolio. If we expected to sell the property in the near term, the fair value of the real estate was based on third party appraisals, letters of intent, or purchase and sales agreements. Our valuations were based, in part, on a valuation prepared by an independent valuation firm.

Investments in Unconsolidated Investees. We estimated the fair value of the investee by using similar valuation methods as those used for consolidated real estate properties and debt. We multiplied the net asset value by our ownership percentage in the investee to estimate the fair value of our investment.

Intangible Assets. The fair value of in place leases was calculated based upon our estimate of the costs to obtain tenants, primarily leasing commissions, in each of the applicable markets. An asset or liability was recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. The recognition of value of existing investment management agreements was calculated by discounting future expected cash flows under these agreements. Our valuations of the intangible assets were based, in part, on a valuation prepared by an independent valuation firm.

Debt. The fair value of debt was estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities. In the case of publicly traded debt, the fair value was estimated based on available market data.

Noncontrolling Interest. We estimated the portion of the fair value of the net assets owned by third parties based on the fair value of the consolidated real estate properties and debt.

Pro forma Information (unaudited)

The following unaudited pro forma financial information presents our results as though the Merger and the PEPR Acquisition, as well as the June 2011 Equity Offering that was used to fund the PEPR Acquisition, had been consummated as of January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Merger and also does not include any merger and integration expenses. The results for 2011 include approximately seven months of actual results for both the Merger and the PEPR Acquisition and five months of pro forma adjustments. Actual results in 2011 included rental income and rental expenses of the acquired properties of $565.5 million and $147.6 million, respectively.

(amounts in thousands, except per share amounts)	2011	2010
Total revenues	$1,981,579	$1,898,083
Net loss attributable to common shares	$(70,988)	$(1,374,283)
Net loss per share attributable to common shares - basic	$(0.15)	$(3.24)
Net loss per share attributable to common shares - diluted	$(0.15)	$(3.24)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These results include certain adjustments, primarily decreased revenues resulting from the amortization of the net asset from the acquired leases with favorable or unfavorable rents relative to estimated market rents, increased depreciation and amortization expense resulting from the adjustment of real estate assets to estimated fair value and recognition of intangible assets related to in-place leases and acquired management contracts and lower interest expense due to the accretion of the fair value adjustment of debt.

4.	Dispositions

During 2011, we disposed of land, land subject to ground leases and 94 properties to third parties aggregating 10.7 million square feet, resulting in net proceeds of $1.1 billion and net gains of $68.1 million ($9.5 million in continuing operations and $58.6 million in discontinued operations).

In December 2010, we entered into a definitive agreement to sell a portfolio of U.S. retail, mixed-use and other non-core assets. The properties, owned directly or through equity interests, sold in the transaction included: four shopping centers, two office buildings, 11 mixed-use projects with related land and development agreements, two residential development joint ventures, Los Angeles Union Station and certain ground leases. We classified all of the assets and liabilities associated with this transaction as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2010. See Note 8 for a summary of items classified as Assets Held for Sale and Discontinued Operations. In 2010 we recognized an impairment charge of $168.8 million related to this transaction and a gain of $4.4 million in 2011 when the sale of these assets was completed.

During the fourth quarter of 2010, we sold a portfolio of industrial properties and several equity method investments for gross proceeds of approximately $1.02 billion resulting in a net gain of $203.1 million ($66.1 million loss in continuing operations and $269.2 million gain in discontinued operations). The industrial portfolio included 182 properties with 23 million square feet and the equity method investments included our 20% ownership interest in three property funds (ProLogis North American Properties Fund VI-VIII) and an investment in an unconsolidated joint venture that owned a hotel property.

On February 9, 2009, we sold our operations in China and our property fund interests in Japan for total cash consideration of $1.3 billion ($845.5 million related to China and $500.0 million related to the Japan investments). At December 31, 2008, we recognized an impairment charge based on the carrying values of the net assets of the China operations, as compared with the estimated sales proceeds less costs to sell. In connection with the sale in the first quarter of 2009, we recognized a $3.3 million gain.

In connection with the sale of our investments in the Japan property funds in the first quarter of 2009, we recognized a net gain of $180.2 million. The gain is reflected as CDFS Disposition Proceeds in our Consolidated Statements of Operations, as it represents the recognition of previously deferred gains on the contribution of properties to these property funds based on our ownership interest in the property funds at the time of original contribution. We also recognized $20.5 million in current income tax expense related to a portion of the transaction.

5.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	December 31, 2011 (1)	December 31, 2010
Industrial operating portfolio (2):
Improved land	$4,813,145	$2,527,972
Buildings and improvements	16,739,403	8,186,827
Development portfolio, including cost of land (3)	860,531	365,362
Land (4)	1,984,233	1,533,611
Other real estate investments (5)	390,225	265,869

Total investments in real estate properties	24,787,537	12,879,641
Less accumulated depreciation	2,157,907	1,595,678

Net investments in properties	$22,629,630	$11,283,963

(1)	Included in the balances at December 31, 2011 are the real estate properties acquired in connection with the PEPR Acquisition and the Merger. See Note 3 for further details.

(2)	At December 31, 2011 and 2010, we had 1,797 and 985 industrial properties consisting of 291.1 million and 168.5 million square feet, respectively. Of the properties owned at December 31, 2011, 628 properties consisting of 76.1 million square feet were acquired in the Merger and 220 properties consisting of 50.2 million square feet were acquired in the PEPR Acquisition.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	At December 31, 2011, the development portfolio consisted of 26 properties aggregating 7.2 million square feet under development and four properties aggregating 2.3 million square feet of pre-stabilized completed properties. Of these properties, 8 properties consisting of 2.5 million square feet were acquired in the Merger. At December 31, 2010, 14 properties aggregating 4.9 million square feet were under development. Our total expected investment upon completion of the development portfolio, including pre-stabilized properties, at December 31, 2011 was $1.2 billion, including land, development and leasing costs.

(4)	Land consisted of 10,723 acres at December 31, 2011, of which, 2,234 acres were acquired in the Merger and 8,990 acres at December 31, 2010.

(5)	Included in other investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land subject to ground leases; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs incurred related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At December 31, 2011, excluding our assets held for sale, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and Singapore).

During the year ended December 31, 2011, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in continuing operations of $111.7 million. This includes a gain of $85.9 million recognized in the second quarter related to the acquisition of a controlling interest in PEPR (See Note 3), a $13.5 million gain from the acquisition of a controlling interest in a joint venture in Japan and the contribution of properties to unconsolidated co-investment ventures.

The 2011 contribution activity resulted in cash proceeds of $590.8 million related to: (i) 40 properties aggregating 4.2 million square feet contributed to Prologis Targeted U.S Logistics Fund; (ii) four properties aggregating 0.6 million square feet to China Logistics Venture; (iii) nine properties aggregating 2.3 million square feet to Prologis European Properties Fund II; and (iv) four properties aggregating 0.7 million square feet to Europe Logistics Fund.

During the year ended December 31, 2011, we recognized a $5.2 million charge for estimated repairs related primarily to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011. This charge was included in Interest and Other Income (Expense), Net on the Consolidated Statements of Operations.

During 2011, in addition to the Merger and PEPR Acquisition we acquired 8 properties aggregating 1.5 million square feet with a combined purchase price of $86.5 million, which was allocated to real estate and other assets.

During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges related to real estate properties of $23.9 million, $824.3 million and $331.6 million, respectively. See Note 16 for further discussion on the impairment charges.

Lease Commitments

We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 61 years. Buildings and improvements subject to ground leases are depreciated ratably over the lesser of the term of the related leases or its useful life. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2011 were as follows (in thousands):

2012	$25,632
2013	22,710
2014	21,270
2015	20,439
2016	12,542
Thereafter	228,137

Total	$330,730

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future Amortization of Leasing Assets and Liabilities

The expected future amortization of leasing commissions of $220.6 million is summarized in the table below. We also expect our above and below market leases and rent leveling assets, which total $269.6 million at December 31, 2011, to be amortized into rental income as follows (in thousands):

	Amortization Expense	Net Charge (Increase) to Rental Income
2012	$75,855	$32,040
2013	49,061	48,791
2014	36,408	56,047
2015	27,840	38,734
2016	14,932	25,092
Thereafter	16,506	68,852

Totals	$220,602	$269,556

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 2.4% and 17.9%, respectively, of our annualized base rents at December 31, 2011. At December 31, 2011, minimum lease payments on leases with lease periods greater than one year for space in our operating properties and leases of land subject to ground leases, during each of the years in the five-year period ending December 31, 2016 and thereafter were as follows (in thousands):

2012	$1,050,141
2013	882,559
2014	710,916
2015	544,487
2016	389,951
Thereafter	1,119,845

$4,697,899

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses. In addition to minimum rental payments, our customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $283.1 million, $161.0 million and $150.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These reimbursements are reflected as rental income and rental expenses in the accompanying Consolidated Statements of Operations.

6.	Unconsolidated Investees

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with private capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 10-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This Note details our unconsolidated co-investment ventures. See Note 13 for more detail regarding our consolidated investments.

We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and joint ventures as unconsolidated investees.

Our investments in and advances to our unconsolidated investees, are summarized below (in thousands):

	December 31, 2011	December 31, 2010
Unconsolidated co-investment ventures	$2,471,179	$1,890,016
Other joint ventures	386,576	134,645

Totals	$2,857,755	$2,024,661

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unconsolidated Co-Investment Ventures

As of December 31, 2011 we had investments in and managed 15 unconsolidated co-investment ventures (also referred to as property funds) that own portfolios of operating industrial properties and may also develop properties. Private capital revenue includes revenues we earn for the management services we provide to unconsolidated investees and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote payments based on the third party investor returns over time. We may also earn fees for services provided to develop a building within the co-investment venture. These are reflected as Development management and other income in the Consolidated Statements of Operations.

Summarized information regarding our investments in the co-investment ventures for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$22,709	$(13,243)	$(12,085)
Europe	25,709	28,024	33,141
Asia	908	(4,233)	3,852

Total earnings (loss) from unconsolidated co-investment ventures, net	$49,326	$10,548	$24,908

Private capital revenue and other income:
Americas	$67,293	$61,159	$65,613
Europe	45,758	54,834	50,814
Asia	14,149	758	2,542

Total private capital revenue	127,200	116,751	118,969
Development management and other income - Europe	5,943	7,413	-

Total	$133,143	$124,164	$118,969

Private capital revenues include fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other investees and third parties of $10.4 million, $5.8 million and $26.0 million during 2011, 2010 and 2009, respectively. Included in the 2009 amount are property management fees we earned after we sold our investment in the Japan funds and a termination fee of $16.3 million.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	December 31,

	Number of properties owned	Square feet (in millions)	Ownership Percentage		Investment in and Advances to (1)
Co-Investment Venture	2011	2011	2011	2010	2011	2010
Prologis California (Prologis California I LLC) (2)	80	14.2	50.0%	50.0%	$83,994	$91,088
Prologis North American Properties Fund I (Prologis North American Properties Fund I LLC) (2)(3)	22	6.2	41.3%	41.3%	33,194	40,572
Prologis North American Properties Fund XI (KPJV, LLP) (2)	12	3.6	20.0%	20.0%	29,868	30,274
Prologis North American Industrial Fund (4)	254	48.9	23.1%	23.1%	219,160	234,172
Prologis North American Industrial Fund II (“NAIF II”) (Prologis NA2 LP) (2)(5)	137	34.2	37.0%	37.0%	335,397	354,407
Prologis North American Industrial Fund III (Prologis NA3 LP) (2)(6)	119	24.7	20.0%	20.0%	26,066	132,282
Prologis Targeted U.S. Logistics Fund (“USLF”) (Prologis U.S. Logistics Fund, LP) (7)(8)	345	41.9	27.5%	-	665,594	-
Prologis Mexico Industrial Fund (Prologis MX Fund LP) (9)	73	9.5	20.0%	20.0%	52,243	53,574
Prologis SGP Mexico (Prologis-SGP Mexico, LLC) (2)(7)	25	6.4	21.6%	-	36,794	-
Prologis Brazil Logistics Partners Fund and related joint ventures (“Prologis Brazil Fund”) (7)(10)	3	0.9	50.0%	-	113,985	-
Prologis European Properties (“PEPR”) (11)	-	-	-	33.1%	-	496,946
Prologis European Properties Fund II (“PEPF II”) (12)	217	54.8	29.7%	29.7%	404,298	439,985
Prologis Targeted Europe Logistics Fund (“PTELF”) (Prologis Europe Logistics Fund, FCP-FIS) (7)(13)	75	11.9	31.5%	-	245,859	-
Prologis Europe Logistics Venture 1 (Prologis Europe Logistics JV, FCP-FIS) (2)(7)(14)	2	0.4	15.0%	-	11,853	-
Prologis Japan Fund 1 (Prologis Japan Fund I, LP) (7)(15)	27	7.3	20.0%	-	180,999	-
Prologis China Logistics Venture 1 (Prologis China Logistics Venture I, LP) (2)(7)(16)	12	2.9	15.0%	-	31,875	-
ProLogis Korea Fund (ProLogis Korea Properties Trust) (17)	-	-	-	20.0%	-	16,716

Totals	1,403	267.8			$2,471,179	$1,890,016

(1)	Investments at December 31, 2011 include those acquired in connection with the Merger, offset by the removal of PEPR, which was an unconsolidated co-investment venture and is now reflected on a consolidated basis (see Note 3 for more details).

(2)	We have one partner in each of these co-investment ventures.

(3)	During 2011, the co-investment venture disposed of 13 properties for a gain of $33.6 million.

(4)	We refer to the combined entities in which we have an ownership interest with ten institutional investors as one co-investment venture named Prologis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. During 2011, the venture disposed of 4 properties for a loss of $7.8 million.

(5)	During the fourth quarter of 2011, this venture sold 8 properties to one of our consolidated ventures for a loss of $16.5 million. In February 2012, we acquired our partner’s interest in this venture and as a result we own 100% of this venture and will report this entity on a consolidated basis starting in 2012. For additional information on this transaction see Note 25.

(6)	During the second quarter of 2011, we recorded an impairment charge of $97.0 million. Based on the duration of time that the value of our investment had been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believed the decline to be temporary. We estimated the fair value of the real estate based on Level 3 inputs.

(7)	This venture was acquired in connection with the Merger.

(8)	We have an ownership interest in this co-investment venture along with numerous third party investors. During the fourth quarter of 2011, we contributed 40 buildings comprising 4.2 million square feet for proceeds of $316.0 million to this venture. We did not receive any ownership interests as part of the proceeds, which reduced our ownership in the venture.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	We refer to the combined entities in which we have ownership interests as one co-investment venture named Prologis Mexico Industrial Fund, which was formed with several institutional investors.

(10)	We have a 50% ownership interest in and consolidate an entity that in turn owns 50% of several entities that are accounted for on the equity method (the “Brazil Fund”). The Brazil Fund develops industrial properties in Brazil. During the fourth quarter of 2011, the Brazil Fund sold 90% of three properties to a third party and retained a 10% ownership interest in the properties (“Brazil JVs”). Therefore, we effectively own 25% of the Brazil Fund and 2.5% of the operating properties in the Brazil JVs. We refer to the combined entities as the Prologis Brazil Fund.

(11)	PEPR is a public company that trades on the Euronext Amsterdam stock exchange. In the second quarter of 2011, we obtained a controlling interest in and began consolidating PEPR (see Note 3 for more details).

(12)	We have an ownership interest in this venture along with numerous third party investors. In 2011, we contributed nine properties totaling 2.3 million square feet for proceeds of $189.1 million to this venture.

(13)	We have an ownership interest in this venture along with 22 third party investors. In October 2011 this venture obtained an additional €82 million (approximately $110.3 million) of equity commitments from third party investors in order to acquire properties from us. In the fourth quarter of 2011, we contributed four properties totaling 0.7 million square feet for proceeds of $77.8 million to this venture.

(14)	In the fourth quarter of 2011, this venture acquired two properties from a third party for $45.4 million. The venture called €60.6 million ($81.8 million) of capital, of which €9.1 million ($12.3 million) was our share, in order to fund this acquisition.

(15)	We have an ownership interest with this venture along with various third party investors.

(16)	During the third quarter of 2011, we contributed four properties totaling 0.6 million square feet for proceeds of $7.9 million to this venture.

(17)	In July 2011, we sold our 20 percent interest to our partner.

To the extent an unconsolidated investee acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the unconsolidated investee.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain unconsolidated co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe and Mexico to certain ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period.

The following table is a summary of remaining equity commitments as of December 31, 2011 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis SGP Mexico (1)
Prologis	$24.6	(2)
Fund Partner	$98.1

Prologis Europe Logistics Venture 1 (2)
Prologis	$79.5	February 2014
Fund Partner	$450.9

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Fund Partner	$402.1

Total
Prologis	$175.1
Fund Partners	$951.1

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	These equity commitments will be called only to pay outstanding debt of the venture. The debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.

(2)	Equity commitments are denominated in euro and reported above in U.S. dollars.
In addition to the co-investment ventures listed above, we obtained additional equity commitments of €82 million (approximately $110.3 million) from our partners in October 2011 in an unconsolidated property fund, PTELF. This equity was called in October 2011 to cover the acquisition of properties from us. One of our unconsolidated co-investment ventures, USLF, used its remaining equity commitments from our fund partners in the fourth quarter of 2011 to cover the acquisition of 40 properties from us.

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share, but based on our basis, which was adjusted to fair value at Merger) and our investment in such ventures is presented below (dollars in millions):

	000000	000000	000000	000000
2011 (1)	Americas	Europe	Asia	Total
Revenues	$871.8	$600.1	$95.5	$1,567.4
Net earnings (loss) (2)	$(23.8)	$73.6	$(0.5)	$49.3
Total assets	$12,236.0	$6,211.8	$2,245.1	$20,692.9
Amounts due to us (3)	$59.5	$8.1	$9.3	$76.9
Third party debt (4)	$5,952.8	$2,275.8	$1,061.4	$9,290.0
Total liabilities	$6,386.4	$2,758.9	$1,174.0	$10,319.3
Noncontrolling interest	$1.7	$6.2	$-	$7.9
Fund partners’ equity	$5,847.9	$3,446.7	$1,071.1	$10,365.7
Our weighted average ownership (5)	28.2%	29.9%	19.4%	27.9%
Our investment balance (6)	$1,596.3	$662.0	$212.9	$2,471.2
Deferred gains, net of amortization (7)	$227.6	$191.0	$0.1	$418.7

2010	Americas	Europe	Asia	Total
Revenues	$780.9	$723.3	$11.4	$1,515.6
Net earnings (loss) (2)	$(108.3)	$48.3	$(21.2)	$(81.2)
Total assets	$8,082.2	$8,176.7	$127.3	$16,386.2
Amounts due to us (3)	$36.3	$(5.9)	$0.2	$30.6
Third party debt (4)	$4,196.2	$3,476.8	$49.2	$7,722.2
Total liabilities	$4,529.8	$4,131.7	$52.9	$8,714.4
Noncontrolling interest	$-	$5.9	$-	$5.9
Fund partners’ equity	$3,552.4	$4,039.1	$74.4	$7,665.9
Our weighted average ownership (5)	28.5%	31.3%	20.0%	29.8%
Our investment balance (6)	$936.4	$936.9	$16.7	$1,890.0
Deferred gains, net of amortization (7)	$235.1	$297.1	$-	$532.2

(1)	Amounts presented for 2011 reflect the acquisition of seven ventures in the Merger, offset by PEPR, which is now consolidated and the sale of our interest in the Korea Fund. Amounts include approximately seven months of activity in 2011 from the investments acquired through the Merger and five and six months of activity for PEPR and the Korea Fund, respectively.

(2)	Included in 2011 net earnings (loss) is a gain of $33.6 million for the Americas from the disposition of 13 properties by one venture offset by a loss of $16.5 million from the disposition of eight properties from another venture. Included in the net earnings (loss) in Europe is a gain of $6.4 million from the acquisition of a property by one of our co-investment ventures. Also included in net earnings (loss) in Americas is a loss of $20.3 million for the year ended December 31, 2010 due to the impairment of two operating buildings in two of the ventures. A loss of $24.8 million is included in net earnings (loss) in Asia for the year ended December 31, 2010 in Korea due to impairment of several operating buildings.

In 2010, one of the Americas co-investment ventures and one of the Europe co-investment ventures, were parties to interest rate forward swap contracts that no longer met the requirements for hedge accounting. Therefore, the change in fair value of these contracts was recognized in earnings. During 2010, these ventures settled their outstanding contracts. As a result, included in net earnings (loss) from Americas is a net loss of $35.0 million for the year ended December 31, 2010. Included in net earnings (loss) for Europe is a net loss of $8.9 million for the year ended December 31, 2010. All derivatives were settled in 2010; therefore, there is no impact in 2011.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	As of December 31, 2011, we had notes receivable aggregating $41.2 million from Prologis North American Industrial Fund III ($21.4 million) and Prologis SGP Mexico ($19.8 million). As of December 31, 2010, we had a note receivable aggregating $21.4 million from Prologis North American Industrial Fund III. In February 2012, this loan payable to us and loans from Prologis North American Industrial Fund III payable to our partner were restructured into equity according to our ownership percentages. The remaining amounts represent current balances from services provided by us to the property funds. This amount does not include notes receivable backed by real estate due from one of our co-investment ventures. See Note 7 for further explanations.

(4)	As of December 31, 2011 and December 31, 2010, we had guaranteed $6.9 million of the third party debt of certain unconsolidated ventures. We had pledged properties included in our Real Estate Operations segment with an undepreciated cost of approximately $277.0 million, to serve as additional collateral for the secured mortgage loan of NAIF II payable to an affiliate of our fund partner. In connection with the acquisition of our partner’s interest in February 2012, we repaid this loan and these assets are no longer pledged.

(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next footnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.

(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

Other joint ventures

In connection with the Merger, we acquired several investments in other joint ventures that own real estate properties, perform development activity and hold a mortgage debt investment. During 2011, 2010 and 2009, we had investments in entities that owned non-core properties, which were disposed of in late 2010 and in the first half of 2011. The amounts we have recognized as our proportionate share of the earnings from our investments in these entities are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Americas	$5,239	$6,502	$2,814
Europe	2,161	4,861	337
Asia	3,209	1,767	-

Total earnings from other unconsolidated investees	$10,609	$13,130	$3,151

Our investments in and advances to these entities are as follows (in thousands):

	December 31,
	2011	2010
Americas (1)	$305,352	$17,508
Europe (2)	50,474	49,857
Asia (3)	30,750	67,280

Total	$386,576	$134,645

(1)	Investments at December 31, 2011 include $287.4 million acquired in connection with the Merger. See Note 3 for more details.

(2)	In 2011, we sold an entity in an investment that was not directly associated with a segment. As a result, we recognized a gain of $2.7 million that included the recovery of goodwill of $7.5 million.

(3)	In April 2011, we acquired the remaining interest in a joint venture that owned one property in Japan. As a result we marked our investment to fair value, resulting in a gain of $13.5 million, and we now report the property on a consolidated basis.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Notes Receivable Backed by Real Estate

The activity on the notes receivable backed by real estate for the year ended December 31, 2011 is as follows (in thousands):

	$188 million Preferred Equity Interest (1)	$55 million Preferred Equity Interest (2)	NAIF II Secured Mortgage Receivable (3)	Other Notes Receivable (4)	Total
Balance as of December 31, 2010	$189,550	$-	$81,540	$31,054	$302,144
Investment	-	55,000	-	-	55,000
Principal payment received	-	-	(2,676)	-	(2,676)
Accrued interest, (interest payments received), net	(1,550)	970	-	-	(580)
Fair value received from exchange	-	-	-	(10,886)	(10,886)
Impairment	-	-	-	(20,500)	(20,500)
Impact of changes in foreign currency exchange rates	-	-	-	332	332

Balance as of December 31, 2011	$188,000	$55,970	$78,864	$-	$322,834

(1)	We invested in a preferred equity interest in 2010 through a sale of a portfolio of industrial properties. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% thereafter until redeemed. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective.

(2)	In the first quarter of 2011, we completed the sale of a portfolio of retail, mixed-use and other non-core assets to a third party. As part of the transaction, we invested approximately $55 million in a preferred equity interest in a subsidiary of the buyer. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% for the fifth year. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion.

(3)	In July 2010, we purchased an $81.0 million loan to NAIF II from the lender that bears interest at 8%, matures in May 2015 and was secured by 13 buildings. During the first quarter of 2011, one of the properties securing this note was sold and the proceeds were used to pay down the balance on the note. As of December 31, 2011, this note was secured by 12 properties. In February 2012, we purchased our partner’s 63% interest in NAIF II. As a result, we will consolidate this entity and eliminate this note receivable beginning in 2012. For additional information on this acquisition see Note 25.

(4)	The balance as of December 31, 2010 represented a receivable from an entity that developed retail and mixed use properties in Europe that was secured by land parcels. In late 2011, the entity went into administration. In exchange for the note receivable, we received three land parcels and debt. We expect to sell the land parcels and repay the debt with the proceeds. Based on the fair value of the land less the assumption of debt received in the exchange and information available to us in the fourth quarter of 2011, the remaining receivable balance of $20.5 million was impaired.

8.	Assets Held for Sale and Discontinued Operations

Held for Sale

At December 31, 2011 we had three land parcels and 35 operating properties that met the criteria as held for sale based on various transactions. As discussed in Note 4, all of the non-core assets and related liabilities associated with a pending sale transaction were held for sale as of December 31, 2010.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the amounts included in Assets Held for Sale, at December 31, was as follows (in thousands):

	2011	2010
Assets held for sale:
Investments in properties	$389,847	$531,691
Investments in and advances to unconsolidated investees	-	20,624
Accounts receivable	-	7,204
Notes receivable backed by real estate	-	3,716
Other assets	55,003	11,556

Total assets	$444,850	$574,791

Liabilities related to assets held for sale:
Assessment bonds payable	$-	$3,884
Accounts payable, accrued expenses and other liabilities	20,992	15,865

Total liabilities	$20,992	$19,749

Discontinued Operations

The operations of the properties held for sale and properties that were disposed of to third parties during a period, including related impairment charges discussed in Note 16, income tax expense and the aggregate net gains recognized upon disposition, are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.

Discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Revenues:
Rental income	$59,583	$180,629	$248,603

Expenses:
Rental expenses	(12,564)	(48,568)	(70,289)
Depreciation and amortization	(18,561)	(47,626)	(62,962)
Interest Expense	(551)	-	(537)

Total expenses	(31,676)	(96,194)	(133,788)

Operating income	27,907	84,435	114,815
Total other income (expense)	-	-	(432)
Net loss attributable to noncontrolling interest	-	-	(144)

Income attributable to disposed properties and assets held for sale	27,907	84,435	114,239
Net gain related to sale of China operations	-	-	3,315
Net gains on dispositions, net of related impairment charges	61,830	238,302	261,464
Income tax on dispositions	(3,216)	(3,728)	-

Total discontinued operations	$86,521	$319,009	$379,018

The following information relates to properties disposed of during the years presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to dispositions to third parties (dollars in thousands):

	2011	2010	2009
Number of properties	94	205	140
Net proceeds from dispositions	$931,443	$1,065,239	$845,186
Net gains from dispositions, net of related impairment charges and taxes	$58,614	$234,574	$261,464

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. Generally, unsecured debt, including the credit facilities, senior notes, exchangeable senior notes, and unsecured term loans, are issued by the Operating Partnership or other wholly owned subsidiaries and guaranteed by the REIT. We generally do not guarantee the debt issued by consolidated subsidiaries in which we own less than 100%.

Our debt consisted of the following as of December 31 (dollars in thousands):

	2011		2010
	Weighted Average Interest Rate (1)	Amount Outstanding (1)	Weighted Average Interest Rate	Amount Outstanding
Credit facilities	2.17%	$936,796	3.53%	$520,141
Senior notes (2)	6.30%	4,772,607	6.63%	3,195,724
Exchangeable senior notes (3)	4.82%	1,315,448	4.90%	1,521,568
Secured mortgage debt (4)	4.71%	1,725,773	5.67%	1,249,729
Secured mortgage debt of consolidated investees (5)	4.54%	1,468,637	-	-
Other debt of consolidated investees (6)	5.30%	775,763	-	-
Other debt (7)	2.44%	387,384	6.48%	18,867

Totals	5.12%	$11,382,408	5.79%	$6,506,029

(1)	Included in the balances at December 31, 2011 was debt assumed in connection with the Merger and PEPR Acquisition (see Note 3 for more details). The weighted average interest rate represents the interest rate including amortization of related premiums/discounts. Includes $3.95 billion of principal borrowings denominated in non-U.S. dollars [euro ($2.09 billion), Japanese yen ($1.41 billion), British pound sterling ($0.43 billion) and Singapore dollar ($0.02 billion)].

(2)	Notes are due April 2012 to July 2020 and interest rates range from 3.25% to 9.34%. The balance at December, 31, 2011 includes $1.7 billion of senior notes acquired in the Merger.

(3)	Interest rates range from 3.25% to 5.86% and include the impact of amortization of the non-cash discount related to these notes. The weighted average coupon interest rate was 2.6% as of December 31, 2011 and 2010. See below for more detail on these notes.

(4)	Debt is due April 2012 to May 2025 and interest rates range from 1.37% to 7.58%. The debt is secured by 219 real estate properties with an aggregate undepreciated cost of $4.2 billion at December 31, 2011. The balance at December 31, 2011 includes $205.0 million of secured mortgage debt acquired in the Merger.

(5)	Debt is due February 2012 to November 2022 and interest rates range from 1.73% to 7.20%. This debt was assumed in connection with the Merger and acquisition of PEPR. The debt is secured by 231 real estate properties with an aggregate undepreciated cost of $3.2 billion at December 31, 2011.

(6)	This debt was recorded in connection with the Merger and PEPR Acquisition. As of December 31, 2011, the balance includes $54.6 million on a $60 million credit facility obtained by a consolidated investee that matures September 2012 and is expected to be extended for one year, €427.6 million ($559.1 million at December 31, 2011) of PEPR Eurobonds that mature October 2014 and €123.9 million ($162.1 million at December 31, 2011) of unsecured credit facilities that mature December 2012 and was paid with proceeds from a portfolio disposition in January 2012. Interest rates on these debt agreements range from 2.41% to 5.88%. During 2011, we repurchased €86.0 million ($118.6 million) of PEPR Eurobonds, resulting in a $3.8 million gain, included below.

(7)	The debt includes $18.6 million of assessment bonds and $368.8 million of corporate term loans with varying interest rates from 1.75% to 8.70% and are due September 2012 to September 2033. The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $793.3 million at December 31, 2011.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2011, 2010 and 2009, we repurchased certain senior and exchangeable senior notes outstanding, including through a tender offer completed in the fourth quarter of 2010. In addition, we repaid certain secured mortgage debt in Japan. The repurchase activity is summarized as follows (in thousands):

	2011	2010	2009
Senior notes and Eurobonds:
Original principal amount	$118,592	$1,724,946	$587,698
Cash purchase price	$120,935	$1,874,829	$545,618
Exchangeable senior notes (1):
Original principal amount	$180,259	$1,145,642	$653,993
Cash purchase price	$180,163	$1,092,586	$454,023
Secured mortgage debt:
Original principal amount	$595,656	$134,721	$227,017
Cash repayment price	$593,151	$137,061	$227,017
Total:
Original principal amount	$894,507	$3,005,309	$1,468,708
Cash purchase / repayment price	$894,249	$3,104,476	$1,226,658
Gain (loss) on early extinguishment of debt, net (2)	$258	$(201,486)	$172,258

(1)	Although the cash purchase price is less than the principal amount outstanding, the repurchase of these notes resulted in a non-cash loss in 2010 due to the write off of the non-cash discount associated with the notes repurchased.

(2)	Represents the difference between the recorded debt (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.

Credit Facilities

On June 3, 2011, we entered into a global senior credit facility (“Global Facility”), pursuant to which, the Operating Partnership and certain subsidiaries may obtain loans and/or procure the issuance of letters of credit in various currencies on a revolving basis in an aggregate amount. The loans cannot exceed $1.71 billion (subject to currency fluctuations) and may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar. We may increase the Global Facility to $2.75 billion, subject to currency fluctuations and obtaining additional lender commitments.

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

In addition, on June 3, 2011, we entered into a ¥36.5 billion (approximately $471.3 million at December 31, 2011) revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $729.6 million at December 31, 2011) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”. Information related to our Credit Facilities is summarized as follows (dollars in millions):

	2011	2010	2009
For the years ended December 31:
Weighted average daily interest rate	2.70%	2.47%	1.62%
Weighted average daily borrowings	$870.9	$501.1	$1,641.9
Maximum borrowings outstanding at any month-end	$2,368.1	$1,010.2	$3,285.3
As of December 31:
Aggregate borrowing capacity	$2,184.6	$1,601.5	$2,164.8
Borrowings outstanding	$934.9	$520.1	$736.6
Outstanding letters of credit	$85.0	$88.2	$114.9
Aggregate remaining capacity available	$1,164.7	$993.2	$1,080.4

Senior Notes

In June 2011, we completed an exchange offer for $4.6 billion of ProLogis senior notes and exchangeable senior notes, with approximately $4.4 billion, or 95%, of the aggregate principal amount being validly tendered for exchange. The senior unsecured notes were exchanged for notes issued by the Operating Partnership that are guaranteed by the REIT. As a result of the exchange offer, we have no separate remaining financial reporting obligations or financial covenants associated with the ProLogis senior notes. All other terms of the newly issued senior notes and exchangeable notes remain substantially the same.

Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually.

All of the senior and other notes are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

Exchangeable Senior Notes

On March 16, 2010, we issued $460.0 million of 3.25% exchangeable senior notes maturing in 2015 (“2010 Exchangeable Notes”). The 2010 Exchangeable Notes are exchangeable at any time by holders at an initial conversion rate of 25.8244 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.72 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a change in control or a termination of trading (each as defined in the notes). Due to the terms of the 2010 Exchangeable Notes, including that a conversion must be settled in common stock, the accounting for these notes is different than the exchangeable senior notes we issued in 2007 and 2008 discussed below. The 2010 Exchangeable Notes are reflected at the issuance amount and interest is recognized based on the stated coupon rate and the amortization of the cash discount. The conversion of these notes into stock, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share/unit, unless the impact is anti-dilutive. During 2011 and 2010, the impact of these notes was anti-dilutive.

We also issued three series of exchangeable senior notes in 2007 and 2008 and refer to them collectively as the 2007 and 2008 Exchangeable Notes. The 2007 and 2008 Exchangeable Notes are senior obligations of ProLogis and are exchangeable, under certain circumstances, for cash, our common stock or a combination of cash and our common stock, at our option, at a conversion rate per $1,000 of principal amount of the notes of 5.8752 shares for the March 2007 issuance, 5.4874 shares for the November 2007 issuance and 5.8569 shares for the May 2008 issuance. The initial conversion price ($170.21 for the March 2007 issuance, $182.24 for the November 2007 issuance and $170.74 for the May 2008 issuance) represented a premium of approximately 20% over the closing price of our common stock at the date of first sale and is subject to adjustment under certain circumstances. The 2007 and 2008 Exchangeable Notes are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the 2007 and 2008 Exchangeable Notes have the right to require us to repurchase their notes for cash on specific dates approximately every five years beginning in 2012 and 2013 and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 and 2013 in the schedule of debt maturities below based on the first put date and we will amortize the discount through these dates.

While we have the legal right to settle the conversion in either cash or stock, we intend to settle the principal balance of the 2007 and 2008 Exchangeable Notes in cash. Based on the current conversion rates, 5.5 million shares would be required to settle the principal amount in stock. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share/unit. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

option, Prologis common stock. If the Conversion Spread becomes dilutive to our earnings per share/unit, (i.e., if our stock price exceeds $142.97 for the March 2007 issuance, $153.07 for the November 2007 issuance or $140.82 for the May 2008 issuance) we will include the shares required to satisfy the conversion spread in our computation of diluted earnings per share/unit.

The 2007 and 2008 Exchangeable Notes have different terms and, therefore, different accounting than the 2010 Exchangeable Notes. As discussed in the summary of significant accounting policies, we are required to account for the liability and equity components of the 2007 and 2008 Exchangeable Notes separately due to our ability to settle the conversion of the debt and conversion spread, at our option, in cash, common stock, or a combination of cash and stock. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar issue without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt as additional non-cash interest expense. The unamortized discount at December 31, 2011 and 2010 was $22.6 million and $59.3 million, respectively. The carrying amount of the equity component is determined by deducting the fair value of the debt component from the initial proceeds of the exchangeable debt instrument as a whole. Additional paid-in capital under the conversion option was $381.5 million at December 31, 2011 and 2010.

In connection with the Merger and the exchange offer discussed above, our convertible senior notes that participated in the exchange offer became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes now requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We have determined that the 2010 Exchangeable Notes discussed above are the only Exchangeable Notes where the fair value of the derivative is not zero at December 31, 2011, therefore this modification in the accounting for the exchangeable notes only affected the 2010 Exchangeable Notes. The fair value of the derivative instrument associated with the 2010 Exchangeable Notes was a liability of $62.5 million at the time of the Merger and was reclassified into Accounts Payable and Accrued Expenses from Debt in our Consolidated Balance Sheet. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency Exchange and Derivative Gains (Losses), Net. The fair value of the derivative was a $17.5 million liability at December 31, 2011 and therefore, we have recognized an unrealized gain of $45.0 million in 2011.

Interest expense related to our 2007 and 2008 Exchangeable Notes for the years ended December 31 included the following components (in thousands):

	2011	2010	2009
Coupon rate	$24,810	$37,562	$55,951
Amortization of discount	32,393	48,128	71,662
Amortization of deferred loan costs	2,071	2,691	3,801

Interest expense	$59,274	$88,381	$131,414

Effective interest rate	4.79%	4.90%	5.55%

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. During 2011, we issued ¥32.7 billion ($410.6 million) of new TMK bonds during the year, with maturity dates ranging from April 2012 to March 2018 and secured by five properties with undepreciated cost at December 31, 2011 of $776.5 million. Of this amount, ¥13.5 billion refinanced existing TMK bonds scheduled to mature in 2016 and 2017.

Additional activity during 2011 included increasing two existing TMK bonds during 2011 by a net amount of ¥3.2 billion ($42.1 million) and extinguishing an aggregated $349.9 million of secured mortgage debt (primarily debt that was acquired with the Merger).

Secured Mortgage Debt of Consolidated Investees

On December 15, 2011, we incurred $177.0 million of secured mortgage debt including $103.0 million at 4.58% due December 2016 and $74.0 million at 5.04% due December 2018. These 2011 financings were a result of the contribution of properties to a consolidated co-investment venture, and are secured by 28 real estate properties with an aggregate undepreciated cost of $320.7 million at December 31, 2011. See Note 13 for more information.

Other Debt

As of December 31, 2011, we had two outstanding term loans that we assumed in connection with the Merger, a Japanese yen term loan with an outstanding balance of ¥12.5 billion ($161.3 million at December 31, 2011) that matures in October 2012 with a weighted average interest rate of 3.5%, and a €153.7 million ($201.0 million at December 31, 2011) senior unsecured term loan with a weighted average interest rate of 3.2% that matures in November 2015.

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million (approximately $634 million). The loans can be obtained in U.S. dollars, euros, Japanese yen, and British pound sterling. We

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

may increase the borrowings to approximately €987.5 million, subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds from this senior term loan to pay off the two outstanding term loans (discussed above) assumed in connection with the Merger and the remainder to pay down on the Credit Facilities.

Subsequent to December 31, 2011, we purchased our partner’s 63% interest in Prologis North America Fund II and as a result, we have assumed additional debt. For additional information on this acquisition see Note 25.

Debt Covenants

We have approximately $6.1 billion of senior notes and exchangeable senior notes outstanding as of December 31, 2011. The senior notes were issued under two separate indentures, as supplemented, and are subject to certain financial covenants. The exchangeable senior notes, as well as approximately $185.6 million of notes that were not exchanged for Prologis senior notes in the exchange offer described above, are not subject to financial covenants.

We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt.

As of December 31, 2011, we were in compliance with all of our debt covenants.

Debt Maturities

Principal payments due on our consolidated debt during each of the years in the ten-year period ending December 31, 2021 and thereafter are as follows (in millions):

	Prologis
	Unsecured				Secured Mortgage Debt	Total	Consolidated Investees Debt (1)	Total Consolidated Debt (2)
Maturity	Senior Debt	Exchangeable Notes	Credit Facilities	Other Debt
2012 (3) (4)	$76	$458	$-	$162	$163	$859	$361	$1,220
2013 (4)	376	482	-	1	138	997	599	1,596
2014	374	-	291	1	285	951	1,016	1,967
2015	287	460	644	202	209	1,802	22	1,824
2016	638	-	-	1	174	813	137	950
2017	700	-	-	1	12	713	2	715
2018	900	-	-	1	151	1,052	64	1,116
2019	647	-	-	1	255	903	1	904
2020	690	-	-	1	10	701	1	702
2021	-	-	-	-	172	172	1	173
Thereafter	-	-	-	10	143	153	2	155

Subtotal	$4,688	$1,400	$935	$381	$1,712	$9,116	$2,206	$11,322
Unamortized (discounts) premiums, net	84	(85)	2	6	14	21	39	60

Total	$4,772	$1,315	$937	$387	$1,726	$9,137	$2,245	$11,382

(1)	Our consolidated investees have $71.1 million available to borrow under credit facilities.

(2)	At June 30, 2011, our consolidated debt was $12.1 billion after the Merger and PEPR Acquisition. Since that time, we have reduced our debt by $0.7 billion primarily from proceeds received from the contribution or sale of properties. As of December 31, 2011, we have $1.2 billion available to borrow under our Credit Facilities.

(3)	We expect to repay the amounts maturing in 2012 with borrowings under our Credit Facilities, cash generated from operations or with proceeds from the disposition of real estate properties. The maturities in 2012 in our consolidated but not wholly owned subsidiaries principally include $210.9 million of unsecured credit facilities, of which $162.1 million was repaid in February 2012; and $133.3 million of secured mortgage debt, which we expect to extend, or pay, either by the entity issuing new debt, with proceeds from asset sales, available cash flows, or equity contributions to the funds by us and our fund partners.

(4)	The maturities in 2012 and 2013 represent the aggregate principal amounts of the exchangeable senior notes issued in 2007 and 2008, based on the year in which the holders first have the right to require us to repurchase their notes for cash. The exchangeable senior notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to exchange their notes in November 2012, which we may settle in cash or common stock, at our option.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest Expense

Interest expense from continuing operations included the following components for the years ended December 31 (in thousands):

	2011	2010	2009
Gross interest expense	$500,685	$435,289	$382,362
Amortization of discount, net	228	47,136	67,542
Amortization of deferred loan costs	20,476	32,402	17,069

	521,389	514,827	466,973
Capitalized amounts	(52,651)	(53,661)	(94,205)

Net interest expense	$468,738	$461,166	$372,768

The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2011, 2010 and 2009 was $467.4 million, $381.8 million and $290.2 million, respectively.

10.	Other Liabilities

Our other liabilities consisted of the following, net of amortization, if applicable, as of December 31 (in thousands):

	2011	2010
Income tax liabilities	$634,790	$160,966
Tenant security deposits	158,544	71,982
Unearned rents	115,093	36,776
Value added tax and other tax liabilities	42,895	9,693
Lease intangible liabilities	68,256	737
Deferred income	52,045	40,195
Environmental	40,206	45,993
Other	113,719	101,656

Totals	$1,225,548	$467,998

11.	Stockholders’ Equity of the REIT

Shares Authorized

At December 31, 2011, 600.0 million shares were authorized to be issued by the REIT, of which 500.0 million shares represent common stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

In connection with the Merger, holders of ProLogis common shares received 0.4464 of a newly issued share of AMB common stock, ProLogis became a subsidiary of AMB and AMB changed its name to Prologis, Inc. Because ProLogis was the accounting acquirer (as discussed in Note 3), the historical ProLogis shares outstanding were adjusted by the Merger exchange ratio and restated. As of the Merger date, 169.6 million shares were added to reflect the outstanding shares of common stock of AMB. In addition, in late June 2011 we issued 34.5 million shares of common stock generating net proceeds of $1.1 billion. As of December 31, 2011, we had 458.6 million shares of common stock outstanding.

We have sold or issued shares of common stock under various common stock plans, including stock-based compensation plans as follows:

•

1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allowed holders of common stock to automatically reinvest distributions and certain holders and persons who are not holders of common stock to purchase a limited number of additional shares of common stock by making optional cash payments, without payment of any brokerage commission or service charge. We had no activity in 2011. In connection with the Merger, this program was terminated.

•

Controlled Offering Program: We had an agreement with two designated agents to sell shares of common stock and earn a fee of up to 2% of the gross proceeds. There have been no shares of common stock issued since March 2010. In connection with the Merger, this program was terminated.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside trustees participate in stock-based compensation plans that provide compensation, generally in the form of common stock. See Note 14 for additional information on these plans.

•

ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees were able to purchase common stock, through payroll deductions only, at a discounted price of 85% of the market price of the common stock. The aggregate fair value of common stock that an individual employee can acquire in a calendar year under the Employee Share Plan was $25,000. In connection with the Merger, this program was terminated.

Under the common stock plans discussed above, we received gross proceeds of $0.7 million, $30.8 million and $337.4 million for the year ended December 31, 2011, 2010 and 2009, respectively and issued shares of common stock for the years ended December 31, as follows (in thousands):

	2011	2010 (1)	2009 (1)
1999 Dividend Reinvestment Plan	-	54	100
Controlled Offering Program	-	978	13,284
Incentive Plan and Outside Trustees Plan	793	617	788
Employee Share Plan	-	76	87

Total	793	1,725	14,259

(1)	The historical shares have been adjusted by the Merger exchange ratio of 0.4464.

We did not redeem any limited partnership units in 2011. In 2010 and 2009, we redeemed limited partnership units into less than 0.1 million and 0.2 million common shares, respectively (see Note 13 for more details).

Preferred Stock

At December 31, 2011, we had seven series of preferred stock outstanding. Holders of each series of preferred stock have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. The dividends for Series Q, R and S are payable quarterly in arrears on the last day of March, June, September, and December. The dividends for Series L, M, O and P are payable quarterly in arrears on the 15th day of April, July, October and January. Dividends on preferred stock are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred stock can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series Q Preferred Stock is payable solely out of the cumulative sales proceeds of our other capital stock, which may include stock of other series of preferred stock. With respect to the payment of dividends, each series of preferred stock ranks on parity with the other series of preferred stock.

We had the following preferred stock issued and outstanding (in thousands):

	December 31, 2011	December 31, 2010
Series L	$49,100	$-
Series M	57,500	-
Series O	75,300	-
Series P	50,300	-
Series Q	100,000	100,000
Series R	125,000	125,000
Series S	125,000	125,000

Total preferred stock	$582,200	$350,000

Upon completion of the Merger, each outstanding Series C, F and G Cumulative Redeemable Preferred Share of beneficial interest in ProLogis was exchanged for a newly issued share of Cumulative Redeemable Preferred Stock, Series Q, R and S, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Terms and conditions of our preferred stock outstanding at December 31, 2011 (dollars and shares in thousands):

Series of Preferred Stock	Shares Outstanding	Liquidation Preference	Par Value	Dividend Rate	Optional Redemption Date
Series L	2,000	$50,000	$0.01	6.50%	(a)
Series M	2,300	57,500	$0.01	6.75%	(a)
Series O	3,000	75,000	$0.01	7.00%	(a)
Series P	2,000	50,000	$0.01	6.85%	(a)
Series Q	2,000	100,000	$0.01	8.54%	11/13/26
Series R	5,000	125,000	$0.01	6.75%	(a)
Series S	5,000	125,000	$0.01	6.75%	(a)

	21,300	$582,500

(a)	These shares are currently redeemable at our option.

Ownership Restrictions

For us to qualify as a REIT under the Internal Revenue Code, five or fewer individuals may not own more than 50% of the value of our outstanding stock at any time during the last half of our taxable year. Therefore, our charter restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) by a person, or persons acting as a group, of each of our issued and outstanding common, series L preferred stock, series M preferred stock, series O preferred stock and series P preferred stock, or (ii) series Q preferred stock, series R preferred stock or series S preferred stock that, together with all other capital stock owned or deemed owned by that person, would cause that person to own or be deemed to own more than 9.8% (by value or number of shares, whichever is more restrictive) of our issued and outstanding capital stock. Further, subject to certain exceptions, no person shall at any time directly or indirectly acquire ownership of more than 25% of any of the series Q preferred stock, series R preferred stock and series S preferred stock. These provisions assist us in protecting and preserving our REIT status and protect the interests of stockholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares of stock.

Shares of stock owned by a person or group of persons in excess of these limits are subject to redemption by us. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of us as a REIT for federal income tax purposes will not be jeopardized or the disqualification of us as a REIT is advantageous to our shareholders.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distributions and Dividends

In 2011, 2010 and 2009, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	000	000	000
	2011 (a)	2010	2009
Common Share: (b)
Ordinary income	$0.07	$-	$1.30
Qualified dividend	0.01	-	0.20
Capital gains	0.84	1.25	0.07
Return of capital	0.14	-	-

Total distribution	$1.06	$1.25	$1.57

Preferred Share - Series L (c):
Ordinary income	$0.15
Qualified dividend	-
Capital gains	1.07

Total dividend	$1.22	N/A	N/A

Preferred Share - Series M (c):
Ordinary income	$0.15
Qualified dividend	-
Capital gains	1.11

Total dividend	$1.26	N/A	N/A

Preferred Share - Series O (c):
Ordinary income	$0.16
Qualified dividend	-
Capital gains	1.15

Total dividend	$1.31	N/A	N/A

Preferred Share - Series P (c):
Ordinary income	$0.15
Qualified dividend	-
Capital gains	1.13

Total dividend	$1.28	N/A	N/A

Preferred Share - Series Q (d):
Ordinary income	$0.38	$-	$3.56
Qualified dividend	0.04	-	0.54
Capital gains	3.85	4.27	0.17

Total dividend	$4.27	$4.27	$4.27

Preferred Share - Series R (d):
Ordinary income	$0.15	$-	$1.41
Qualified dividend	0.02	-	0.21
Capital gains	1.52	1.69	0.07

Total dividend	$1.69	$1.69	$1.69

Preferred Share - Series S (d):
Ordinary income	$0.15	$-	$1.41
Qualified dividend	0.02	-	0.21
Capital gains	1.52	1.69	0.07

Total dividend	$1.69	$1.69	$1.69

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	Taxability for 2011 is estimated.

(b)	The historical shares were adjusted by the Merger exchange ratio of 0.4464. As a result, the common shares distributions for pre-Merger were also adjusted.

(c)	Represents the dividends paid since the Merger.

(d)	Upon completion of the Merger, each outstanding Series C, F and G Cumulative Redeemable Preferred Share of beneficial interest in ProLogis was exchanged for a newly issued share of Cumulative Redeemable Preferred Stock, Series Q, R and S, respectively.

In order to comply with the REIT requirements of the Internal Revenue Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common stock dividend policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Internal Revenue Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities.

Common stock dividends are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder’s basis in the common stock, it will generally be treated as a gain from the sale or exchange of that stockholder’s common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year.

The payment of common stock dividends is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year. A cash distribution of $0.28 per common share for the first quarter of 2012 was declared on February 22, 2012. This distribution will be paid on March 30, 2012 to holders of common shares on March 12, 2012.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Our tax return for the year ended December 31, 2011 has not been filed. The taxability information presented for our dividends paid in 2011 is based upon management’s estimate. Our tax returns for open tax years have not been examined by the IRS, other than those discussed in Note 17. Consequently, the taxability of dividends is subject to change.

12.	Partners’ Capital of the Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties own common limited partnership units that make up 0.45% of the common partnership units.

As of December 31, 2011, the Operating Partnership had outstanding 458.6 million common general partnership units, 2.1 million common limited partnership units and 21.3 million preferred units.

Distributions paid to the common limited partnership units and the taxability of the distributions are similar to the REIT’s common stock disclosed above.

13.	Noncontrolling Interests

Operating Partnership

We report noncontrolling interest related to several entities we consolidate but do not own 100% of the common equity. These entities include three real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of our common stock, generally at a rate of one share of common stock to one unit or into cash. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity.

We also consolidate several entities in which we do not own 100% but that are not exchangeable into our common stock. If we contribute a property to a consolidated co-investment venture, the property is still reflected in our Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties, which represents the cash we receive from our partners.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of December 31, 2011, the REIT owned 99.55% of the common partnership units of the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at December 31(dollars in thousands):

	00000	00000	00000	00000	00000	00000	00000
	REIT’s Ownership Percentage	Noncontrolling Interest		Total Investment In Real Estate		Debt
	2011	2011	2010	2011	2010	2011	2010
Partnerships with exchangeable units (1)	various	$11,173	$11,189	$297,591	$293,632	$26,417	$26,417
Prologis Institutional Alliance Fund II (2)	24.1%	324,721	-	624,318	-	220,625	-
PEPR (3)	93.7%	106,759	-	4,047,329	-	1,699,587	-
Mexico Fondo Logistico (AFORES)(2)(4)	20.0%	118,580	-	312,914	-	177,000	-
Prologis AMS (2)	38.6%	83,897	-	211,627	-	77,041	-
Other consolidated entities (2)	various	90,092	3,943	620,052	58,665	70,140	-

Operating Partnership noncontrolling interests		735,222	15,132	6,113,831	352,297	2,270,810	26,417
Limited partners in the Operating Partnership (5)		58,613	-	-	-	-	-

REIT noncontrolling interests		$793,835	$15,132	$6,113,831	$352,297	$2,270,810	$26,417

(1)	At December 31, 2011 and 2010, there were 1,302,238 and 339,225 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. In 2011, no outstanding limited partnership units were exchanged. In 2010, 22,432 limited partnership units were exchanged into an equal number of shares of the REIT’s common stock. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock.

(2)	Relates to the consolidated investees that were acquired as a result of the Merger.

(3)	In 2011, we acquired a controlling interest and began consolidating PEPR. For more information on this acquisition see Note 3.

(4)	In the fourth quarter of 2011, we contributed 18 properties aggregating 4.2 million square feet to this consolidated entity for $234.4 million. As this entity is consolidated, we did not record a gain on this transaction. In addition, NAIF II sold eight properties aggregating 1.2 million square feet for $58.5 million to this same consolidated entity (see Note 6 for more detail on the NAIF II transaction). As a result of these transactions, the noncontrolling interest has increased $106.7 million, which represents our partners’ investment in cash.

(5)	Relates to the limited partners in the Operating Partnership that were acquired as a result of the Merger. At December 31, 2011, 2,058,730 units are associated with the common limited partners in the Operating Partnership that are exchangeable into an equal number of shares of the REIT’s common stock. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

14.	Long-Term Compensation

Under its incentive plans, ProLogis had stock options and full value awards (restricted share units (“RSUs”) and performance share awards (“PSAs”)) outstanding as of the date the Merger was completed. Pursuant to the Merger, each outstanding award of ProLogis was converted into 0.4464 of a newly issued award of the REIT. Additionally, the exercise prices of stock options and the grant date fair values of full value awards have been adjusted to reflect the conversion of the underlying award. Stock options, restricted stock and RSUs granted under AMB’s incentive plans were adjusted to fair value pursuant to the Merger. The portion related to vested awards was recognized as adjustments to paid in capital while the unvested awards will be amortized over their remaining service periods.

We grant equity awards from our 2006 long-term incentive plan and AMB’s 2002 long-term incentive plan. Both these long-term incentive plans and the outside directors plan (collectively, the “Incentive Plan”) were approved by our stockholders and provide for grants of stock options, stock appreciation rights (“SARs”), full value awards and cash incentive awards to employees and other persons providing services to us and our subsidiaries, including outside directors. Approximately 35.9 million shares of common stock in the aggregate were authorized under the Incentive Plan, of which 4.9 million shares of common stock were available for future issuance at December 31, 2011. Under the 2002 long-term incentive plan, in any one calendar-year period, no participant shall be granted more than 1 million shares per

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

year. Under the 2006 long-term incentive plan, in any one calendar-year period, no participant shall be granted: (i) more than 500,000 stock options and SARs; (ii) more than 500,000 full value performance based awards; or (iii) more than $10,000,000 in cash incentive awards. Common stock may be awarded under the Incentive Plan until it is terminated by the Board or the ten-year anniversary of the plan pursuant to the terms of the applicable plan.

Stock Options

We have granted various stock options to our employees and outside directors, subject to certain conditions. Each stock option is exercisable into one share of common stock. Stock options granted to employees generally have graded vesting over a three-or four year period and have an exercise price equal to the market price on the date of the grant. Stock options granted to outside directors generally vest immediately or within one year of the grant. The maximum contractual term of the stock option is ten years. No stock options were granted in 2011, 2010 and 2009.

The activity for the year ended December 31, 2011, with respect to our stock options is presented below:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Life (in years)
Balance at January 1, 2011	1,438,514	$66.89
Options acquired in Merger	9,052,566	30.66
Settled	(124,278)	71.64
Exercised	(249,813)	22.01
Forfeited/Expired	(237,029)	59.88

Balance at December 31, 2011	9,879,960	$34.93	8,239,656	$37.13	4.4

Total remaining compensation cost related to unvested options as of December 31, 2011, is $8.5 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2015, which equates to a weighted average period of 1.3 years.

As discussed in Note 3, we estimated the fair value of the AMB stock options using the Black- Scholes pricing model as of the Merger date. The fair value of the vested awards were included as part of the total Merger consideration. We will expense the unvested portion over the remaining service period. We used the following assumptions:

Expected volatility	25-55%
Weighted average volatility	44.6%
Expected dividends	3.73%
Expected term (in years)	1-6
Risk-free rate	0.19-1.92%

We use historical data to estimate dividend yield, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free interest for periods within the expected term of the share option is based on the U.S. treasury yield curve in effect at the time of the Merger. To calculate the expected volatility of Prologis we weighted the historical volatility of ProLogis and AMB, as well as peer group data.

Full Value Awards

We have granted full value awards, generally in the form of restricted share units, restricted stock awards and performance-based awards, to certain employees, generally on an annual basis. These stock awards, each representing one share of common stock, generally vest ratably over a continued service period and earn cash dividends or dividend equivalent units (“DEUs) (at our common stock dividend rate) over the vesting period. The fair value of the awards is charged to compensation expense over the service period. Cash dividends and DEUs are charged to retained earnings and factored into the computation of the fair value of the underlying stock award at grant date.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Share Units (“RSUs”)

RSUs are valued on the grant date based on the market price of common stock on that date. We recognize the value of the RSUs earned as compensation expense over the applicable service period, which is generally the vesting period of three years. Through 2009, RSUs earned DEUs that vested according to the underlying RSU. In 2010, we began to pay cash dividends on the RSUs during the vesting period. We issue fully vested deferred stock awards to our outside directors, which earn DEUs that are also fully vested. The fair value of the deferred stock awards, which is the market price of common stock on the grant date, is expensed at the time of grant. The weighted average fair value of RSUs and deferred stock awards granted during the years 2011, 2010 and 2009 was $29.81, $27.58 and $14.61, respectively.

Performance-Based Shares (“PSAs”)

We granted performance-based shares in the form of PSAs in 2011, 2010 and 2009. Employees were granted a targeted number of PSAs, which are then earned based on specified performance criteria over a performance period. Earned PSAs are also subject to an additional vesting period. During the performance period, the unearned PSAs accrue DEUs, which will be earned and vested according to the underlying award. In 2010, we began to pay cash dividends on earned PSAs during the additional vesting period.

In 2011, 2010 and 2009, PSAs were granted to certain employees at a targeted amount that could be earned based on specific individual and company performance criteria, generally over a one-year performance period. Employees could earn between 0% and 200% of PSAs granted in 2011 and 2010 with a performance period ending December 31, 2011 and December 31, 2010, respectively. The PSAs vest ratably over a three-year period from the date of grant. In 2011, we granted 280,525 PSAs and based on the attainment of specified individual and company performance goals, a total of 326,475 were earned. In 2010, we granted 242,406 PSAs and based on the attainment of specified individual and company performance goals, a total of 225,943 were earned. In 2009, we granted 370,320 PSAs and based the attainment of specified individual and company performance goals, a total of 455,276 were earned. PSAs are valued based upon the market price of our common stock on the date of grant. We recognize the value of the PSAs earned as compensation expense using front loaded vesting over the service period, which includes the performance period.

The weighted-average fair value of the PSAs granted during the years 2011, 2010 and 2009 was $32.77, $30.65 and $15.52, respectively.

Summary of Activity of our RSUs and PSAs

The activity for the year ended December 31, 2011 with respect to our RSU and PSA awards is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at January 1, 2011	1,863,420	$31.00	87,935

Awards acquired in Merger	89,864	34.07
Granted	1,027,960	34.13
Settled	(149,053)	58.51
Distributed	(976,185)	29.66
Forfeited	(171,293)	58.29

Balance at December 31, 2011	1,684,713	$30.43	48,735

Restricted Stock

Restricted stock is valued based on the market price of common stock on the grant date. The vesting period for the restricted stock is generally three to four years. We recognize the value of the restricted stock earned as compensation expense over the applicable service period, which is generally the vesting period. The restricted stock has voting rights and is included in our outstanding shares.

The activity for the year ended December 31, 2011, with respect to our unvested restricted stock is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2011	-	$-
Awards acquired in Merger	1,228,944	34.07
Granted	15,500	33.82
Vested	(44,060)	34.07
Forfeited	(7,402)	34.07

Balance at December 31, 2011	1,192,982	$34.07

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Compensation Expense

During the years ended December 31, 2011, 2010 and 2009, we recognized $31.5 million, $25.1 million and $17.2 million, respectively, of compensation expense including awards granted to our outside trustees and net of forfeited awards. These amounts include expense reported as General and Administrative Expenses and Merger, Acquisition and Other Integrated Expenses and are net of $8.7 million, $5.3 million and $5.8 million, respectively, that was capitalized due to our development and leasing activities.

Total remaining compensation cost related to unvested RSUs, PSAs and restricted stock as of December 31, 2011, is $47.1 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2015, which equates to a weighted average period of 1.6 years.

Other Plans

As of December 31, 2011, we had two 401(k) Savings Plan and Trusts (“401(k) Plans”), one from ProLogis and one from AMB. The 401(k) Plans provide for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the ProLogis 401(k) plan, vesting in the matching employer contributions is based on the employee’s years of service, with 20% vesting each year of service, over a five-year period. In the AMB 401(k) plan, matching employer contributions vests in full after one year of service by the employee. In 2012, both plans will be merged into one plan.

At December 31, 2011, we have two nonqualified savings plan to provide benefits for certain employees, one from ProLogis and one from AMB. The purpose of these plans is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. In the ProLogis deferred compensation plan, we match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. These matching contributions vest in the same manner as the ProLogis 401(k) Plan. In the AMB deferred compensation plan, employer matching was not offered. Effective as of January 1, 2012, a new deferred compensation plan for Prologis was established.

On a combined basis for all plans, our contributions under the matching provisions were $1.6 million, $1.3 million and $1.1 million for 2011, 2010 and 2009, respectively.

15.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we have incurred significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred. The costs that were obligations of AMB and expensed pre-Merger are not included in our Consolidated Financial Statements. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR (see Note 3) and the reduction in workforce charges associated with dispositions made in 2011. We expect to continue to recognize costs, primarily compensation and severance costs for transitional employees and system conversion and implementation costs through the end of 2012 as incurred. The following is a breakdown of the costs incurred during 2011 (in thousands):

2011
Termination, severance and transitional employee costs	$58,445
Professional fees	46,467
Office closure, travel and other costs	24,714
Write-off of deferred loan costs	10,869

Total	$140,495

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Impairment Charges:

Impairment of Real Estate Properties

During 2011, 2010 and 2009 we recognized impairment charges related to certain of our real estate properties as outlined below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Included in Continuing Operations:
Land	$-	$734,668	$136,996
Operating properties	21,237	1,349	172,342
Other real estate	-	595	22,254

Impairment of real estate properties - continuing operations	21,237	736,612	331,592
Discontinued Operations - operating properties and land subject to ground leases	2,659	87,702	-

Total impairment charges	$23,896	$824,314	$331,592

Land

During the fourth quarter of 2010, we made a strategic decision to more aggressively pursue land sales. As a result of this decision, we undertook a complete evaluation of all land positions. As a result of our change in intent, if the carrying value exceeded fair value, based on valuations and other relevant market data, we adjusted the carrying value of the land targeted for disposition to fair value. Accordingly, we recognized impairment charges of $687.6 million based on our change in intent and evaluation of the fair value of our land as of December 31, 2010. We also recognized $47.1 million related to land sold as part of a larger transaction as discussed below. We intend to monetize our land through development or sale to third parties.

Similarly, in 2009, we had identified certain land parcels that we expected to sell at that time and, as a result of declining values, we recognized impairment charges on certain land parcels of $137.0 million.

Operating Properties

In 2011, we recorded impairment charges of $21.2 million in continuing operations related to real estate properties we expect to sell. The impairment charge was calculated based on carrying values of these assets as compared with the fair value. Impairment charges of $2.7 million recorded in discontinued operations relate to the South Korean properties sold to a third party in 2011.

In 2010, we made a decision to sell our retail and mixed-use properties and certain other non-core real estate investments. As a result, we classified all of these assets and related liabilities as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2010. Based on the carrying values of these assets and liabilities, as compared with the estimated sales proceeds less costs to sell, we recognized an impairment charge of $168.8 million ($47.1 million relates to land and is included in Impairment of Real Estate Properties, $44.3 million relates to the joint ventures and other assets and is recorded in Impairment of Goodwill and Other Assets (described below); and $77.4 million is associated with the operating properties and is included in Discontinued Operations – Net Gains on Dispositions, Net of Related Impairment Charges and Taxes). We also recorded impairment charges of $10.3 million related primarily to our industrial properties in South Korea that we sold in 2011.

The impairment charges related to operating properties and other real estate that we recognized during 2009 were based primarily on valuations of real estate, which had declined due to market conditions that we no longer expected to hold for long-term investment.

Impairment of Goodwill and Other Assets

We recognized impairment charges related to goodwill and other assets as outlined below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Goodwill	$-	$368,451	$-
Investment in and advances to unconsolidated investees	103,824	41,437	143,640
Notes receivable	22,608	2,857	-
Other assets	-	-	20,004

Total impairment of goodwill and other assets	$126,432	$412,745	$163,644

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

In 2010, we recorded an impairment charge related to goodwill allocated to the Americas and Europe Real Estate Operations reporting units of $235.5 million and $132.9 million, respectively. As part of our review, we compared the estimated fair value of each reporting unit with its carrying value, including goodwill. We estimated the fair value of assets and liabilities in each reporting unit through various valuation techniques as outlined in our summary of significant accounting policies. For the Real Estate Operations reporting units in the Americas and Europe, the carrying values exceeded the fair values. We then calculated the implied goodwill for each reporting unit by allocating the estimated fair values to the underlying assets and liabilities and determined that goodwill was impaired for each reporting unit.

The fair value of these reporting units in 2010 decreased due principally to the strategic decision we made in the fourth quarter of 2010 to significantly downsize our development platform. As a result, we targeted for sale to third parties a substantial portion of our land that we had previously expected to develop, some of which was acquired in the acquisitions that originally created the goodwill. In addition, we planned to sell to third parties our non-core and certain other assets that we acquired in connection with these same acquisitions.

Other Assets

In the second quarter of 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated investees. This included one investment in the U.S., Prologis North American Industrial Fund III, where our carrying value exceeded the fair value. This entity has not had the same appreciation in value in its portfolio that we have experienced in our consolidated portfolio and in several of our other investees. Based on the duration of time that the value of our investment has been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believed the decline to be temporary. Also included was our investment in a joint venture in South Korea that we sold to our fund partner in July 2011. We had previously recognized an impairment associated with this investment due to the decline in value that we believed to be other than temporary.

We had a receivable from an entity that developed retail and mixed use properties in Europe that was secured by land parcels. In late 2011, the entity went into administration. In exchange for the note receivable, we received three land parcels and debt. Based on the fair value of the land less the assumption of debt received in the exchange and information available to us in the fourth quarter of 2011, the remaining receivable balance of $20.5 million was impaired. We also recognized a $2.1 million impairment charge related to land securing a note receivable that was foreclosed in January 2012.

In 2010, we recorded impairment charges of $41.4 million for investments in joint ventures and $2.9 million of a note receivable in connection with the expected sale of these non-core real estate investments, as discussed above in real estate impairments.

In 2009, we recorded impairment charges on certain of our investments in and advances to unconsolidated investees, notes receivable and other assets as we did not believe these amounts were recoverable based on the present value of the estimated future cash flows associated with these assets. The impairment charges related to our investment in and advances to two unconsolidated co-investment ventures and an entity that develops retail and mixed use properties in Europe, discussed above.

17.	Income Taxes

Components of Loss before Income Taxes

Components of loss before income taxes for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Domestic	$(374,214)	$(1,193,059)	$(310,206)
International	131,531	(426,902)	(38,908)

Total	$(242,683)	$(1,619,961)	$(349,114)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Current income tax expense (benefit)
U.S. Federal	$(9,392)	$15,257	$13,586
International	30,010	248	14,610
State and local	4,177	9,947	1,066

Total Current	24,795	25,452	29,262

Deferred income tax expense (benefit)
U.S. Federal	(1,333)	13,913	(22,529)
International	(18,470)	(66,136)	(758)

Total Deferred	(19,803)	(52,223)	(23,287)

Total income tax expense (benefit), included in continuing and discontinued operations	$4,992	$(26,771)	$5,975

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our income tax liabilities. For the years ended December 31, 2011, 2010 and 2009, we recognized a $9.0 million benefit, $11.8 million expense and $3.7 million benefit, respectively, related to the accruals for interest and penalties associated with our uncertain tax positions, offset by the benefit recognized from the reversal of certain expenses due to the expiration of the statute of limitations and settlements with the taxing authorities.

During the years ended December 31, 2011, 2010 and 2009, cash paid for income taxes, net of refunds, was $41.2 million, $25.9 million and $234.6 million, respectively.

Deferred Income Taxes

Deferred income tax is generally a function of the period’s temporary differences (principally basis differences between tax and financial reporting for real estate assets and equity investees) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, including international jurisdictions, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible and intangible assets at the date of acquisition. If taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, are reflected in earnings.

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2011	2010
Gross deferred income tax assets:
Net operating loss carryforwards(1)	$443,026	$154,410
Basis difference - real estate properties	211,069	116,280
Basis difference - equity investees	20,008	31,804
Basis difference - intangibles	24,664	28,239
Alternative minimum tax credit carryforward	1,388	1,050
Foreign tax credit carryforward	1,944	-
Section 163(j) interest limitation	36,733	-
Other - temporary differences	14,784	5,580

Total gross deferred income tax assets	753,616	337,363
Valuation allowance	(641,064)	(248,582)

Gross deferred income tax assets, net of valuation allowance	112,552	88,781

Gross deferred income tax liabilities:
Basis difference - real estate properties	593,746	44,619
Built-in-gains - real estate properties	6,402	6,402
Basis difference - equity investees	1,118	10,176
Built-in-gains - equity investees	22,111	23,766
Indemnification liabilities	34,824	37,881
Basis difference - intangibles	9,742	-
Other - temporary differences	7,384	16,447

Total gross deferred income tax liabilities	675,327	139,291

Net deferred income tax liabilities	$562,775	$50,510

(1)	At December 31, 2011, we had net operating loss (“NOL”) carryforwards as follows (in millions):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$88.5	$903.7	$342.6	$223.1	$50.6

Tax-effected NOL	32.0	263.9	101.1	34.4	11.6
Valuation allowance	(32.0)	(230.2)	(100.4)	(34.4)	(11.6)

Net deferred tax asset-NOL carryforward	$-	$33.7	$0.7	$-	$-

Expiration periods	2022 - 2031	2014 - indefinite	2012 - 2021	2012 - 2018	2012 - 2031

The increase in deferred tax assets and liabilities from 2010 to 2011 is primarily due to the Merger and PEPR Acquisition. Deferred tax assets are primarily NOL carryforwards recorded for certain jurisdictions. Deferred income tax assets and liabilities resulted from fair market value adjustments recorded to the book basis of real estate properties.

We recorded a valuation allowance against deferred tax assets in certain jurisdictions because we could not sustain a conclusion that it was more likely than not that we could realize the deferred tax assets and NOL carryforwards. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax asset to an amount that will “more-likely-than-not” be realized, as we are not currently forecasting sufficient taxable income for these benefits to be realized.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Liability for Uncertain Tax Positions

For 2011, 2010 and 2009, we believe that we and our consolidated REIT subsidiary have complied with the REIT requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2008 and thereafter. Our major tax jurisdictions outside the United States are Canada, France, Japan, Luxembourg, Mexico, Poland, and the United Kingdom.

Certain 2003 through 2005 federal and state income tax returns of Catellus were under audit by the IRS and various state taxing authorities. In November 2011, we agreed to enter into a closing agreement with the IRS for the settlement of the 2003 through 2005 audits. We made cash payments of $24.5 million in 2011 in connection with this closing agreement and settlement of these federal and state tax audits.

The liability for unrecognized tax benefits principally consists of estimated federal and state income tax liabilities and includes accrued interest and penalties of $26.4 million and $43.7 million at December 31, 2011 and 2010, respectively. A reconciliation of the liability for unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance at January 1,	$70,496	$65,170
Additions for tax positions taken during the current year	8,061	531
Additions for tax positions taken during a prior year	7,058	14,815
Reductions for tax positions taken during a prior year	(11,464)	(2,069)
Settlements with taxing authorities	(24,835)	(2,539)
Reductions due to lapse of applicable statute of limitations	(12,852)	(5,412)

Balance at December 31,	$36,464	$70,496

Indemnification Agreements

We have indemnification agreements related to certain co-investment ventures operating outside of the United States for the contribution of certain properties. We may enter into agreements whereby we indemnify the ventures, or our venture partners, for taxes that may be assessed with respect to certain properties we contribute to these ventures. Our contributions to these ventures are generally structured as contributions of shares of companies that own the real estate assets. Accordingly, the capital gains associated with the step up in the value of the underlying real estate assets, for tax purposes, are deferred and transferred at contribution. We have generally indemnified these ventures to the extent that the ventures: (i) incur capital gains or withholding tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the ventures transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. The agreements limit the amount that is subject to our indemnification with respect to each property to 100% of the actual tax liabilities related to the capital gains that are deferred and transferred by us to the ventures at the time of the initial contribution less any deferred tax assets transferred with the property.

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related venture or disposition of any properties by the venture. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements. We have recorded liabilities of $34.8 million and $37.9 million at December 31, 2011 and 2010, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

18.	Earnings (Loss) Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares of common stock/units outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of our basic and diluted earnings per share/unit for the years ended December 31 (in thousands, except per share/unit amounts):

REIT	2011 (1)	2010 (1)(2)	2009 (1)(2)
Net loss attributable to common shares	$(188,110)	$(1,295,920)	$(2,650)

Weighted average common shares outstanding - Basic and Diluted (3)	370,534	219,515	179,966

Net loss per share attributable to common shares - Basic and Diluted	$(0.51)	$(5.90)	$(0.01)

Operating Partnership
Net loss attributable to common unitholders	$(188,459)	$(1,295,920)	$(2,650)

Weighted average common partnership units outstanding - Basic and Diluted (3)	371,730	219,515	179,966

Net loss per unit attributable to common unitholders - Basic and Diluted	$(0.51)	$(5.90)	$(0.01)

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares/units are the same.

(2)	As a result of the Merger, the historical shares of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for all periods presented. As a result, the per share/unit calculations and shares/units outstanding were also adjusted.

(3)	Total weighted average potentially dilutive share awards outstanding (in thousands) for the years ended December 31, 2011, 2010 and 2009 were 7,648, 4,498 and 5,151, respectively.

19.	Related Party Transactions

In 2010 and 2009, Irving F. Lyons, III, member of the Board, Trustee of ProLogis prior to the Merger and former Chief Investment Officer converted limited partnership units, in the limited partnerships in which we own a majority interest and consolidate, into 22,431 and 183,024 shares, respectively, of our common stock. As of December 31, 2011, Mr. Lyons owns 78,728 of the outstanding partnership units. See Note 13 for more information regarding these limited partnerships in the Americas.

Also see Note 6 for a discussion of transactions between us and the unconsolidated investees.

20.	Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts. Foreign currency contracts, including forwards and options, may be used to manage foreign currency exposure. We may use interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading purposes. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we have entered into interest rate swap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets of liabilities or forecasted transactions caused by fluctuations in interest rates. We also have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We entered into and settled an interest rate cap agreement which allows us to receive variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium, during the year ended December 31, 2011. We had 39 interest rate swap contracts, including 33 contracts denominated in euro, three contracts denominated in British pound sterling and three contracts denominated in Japanese yen, outstanding at December 31, 2011.

In connection with the Merger and the PEPR Acquisition, we acquired interest rate swap contracts and an interest rate cap contract with combined notional amounts of $1.3 billion and $25.7 million, respectively, to fix the variable rate on certain indebtedness. As of December 31, 2011, the interest rate cap contract was settled. We had $28.5 million and $1.4 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at December 31, 2011 and December 31, 2010, respectively.

We recorded $1.8 million for ineffectiveness during the year ended December 31, 2011. We did not have ineffectiveness during the years ended December 31, 2010 and 2009. The amount reclassified to interest expense for the three years ended December 31, 2011 is not considered material. Amounts included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets at December 31, 2011, and 2010 were accumulated losses of $51.7 million and $43.6 million, respectively.

We generally do not designate foreign currency forwards as hedges. We may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans. We had no outstanding foreign currency forwards at December 31, 2011, 2010 or 2009.

We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuance or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. For the next twelve months from December 31, 2011, we estimate that an additional $8.6 million will be reclassified as interest expense. Losses on a derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity in our derivative instruments for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011			2010		2009
	Foreign Currency Forwards(1)	Interest Rate Swaps(2)	Interest Rate Caps	Foreign Currency Forwards(1)	Interest Rate Swaps(2)	Foreign Currency Forwards(1)	Interest Rate Swaps(2)
Notional amounts at January 1,	$-	$268.1	$-	$-	$157.7	$-	$-
New contracts	-	-	-	-	155.0	351.7	157.7
Acquired contracts (3)	-	1,337.3	25.7	-	-	-	-
Matured or expired contracts	-	(108.9)	(25.7)	-	(44.6)	(351.7)	-

Notional amounts at December 31,	$-	$1,496.5	$-	$-	$268.1	$-	$157.7

(1)	During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan co-investment ventures and recognized losses of $5.7 million in Foreign Currency Exchange Gains, Net in our Consolidated Statements of Operations.

(2)	During 2011, 2010 and 2009, we acquired, or entered into, multiple contracts with total notional amounts of $1.3 billion, $155.0 million and $157.7 million, respectively, associated with debt issuances.

In connection with the Merger and PEPR Acquisition in 2011, we acquired various interest rate swap contracts with combined notional amounts of $1.3 billion, with various expiration dates between October 2012 and January 2014. During the third quarter of 2010, we entered into a ¥13.0 billion interest rate contract that matures in December 2014 to fix the interest rate on a variable rate TMK bond. During 2009, we entered into two interest rate swap contracts to fix the interest rate on two variable rate TMK bonds, a ¥4.3 billion interest rate swap contract that was settled in the first quarter of 2010 and a ¥10.0 billion interest rate swap contract that matures in December 2012. We designated these contracts as cash flow hedges and they qualify for hedge accounting treatment. At December 31, 2011 and 2010, we had $28.5 million and $1.4 million, respectively, accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to the unsettled derivative contracts.

(3)	To the extent these contracts previously qualified for hedge accounting, they were redesignated at the time of the Merger or PEPR Acquisition to qualify for hedge accounting post merger and acquisition.

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

Fair Value Measurements on a Recurring and Non-recurring Basis

At December 31, 2011 and December 31, 2010, other than the derivatives discussed above and in Note 9, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Non-financial assets measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate assets and investments in and advances to unconsolidated investees that were subject to impairment charges as discussed in Note 16. These investments relate to investments in co-investment ventures, predominantly in the U.S., whose carrying value exceeded its fair value. The table below aggregates the fair value of these assets at December 31, 2011 by the levels in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Real estate assets	$-	$-	$122,088	$122,088
Investments in and advances to other unconsolidated investees	$-	$-	$26,066	$26,066

Fair Value of Financial Instruments

At December 31, 2011 and December 31, 2010, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2011 and December 31, 2010, the fair value of our senior notes and exchangeable senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and other debt that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques, such as a discounted cash flow analysis on the expected cash flows and a Black Scholes option pricing model (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facilities	$936,796	$940,334	$520,141	$526,684
Senior notes	4,772,607	5,038,678	3,195,724	3,403,353
Exchangeable senior notes	1,315,448	1,431,805	1,521,568	1,591,976
Secured mortgage debt	1,725,773	1,861,261	1,249,729	1,320,084
Secured mortgage debt of consolidated investee	1,468,637	1,486,040	-	-
Other debt of consolidated investees	775,763	751,075	-	-
Other debt	387,384	389,804	18,867	17,995

Total debt	$11,382,408	$11,898,997	$6,506,029	$6,860,092

21.	Commitments and Contingencies

Environmental Matters

A majority of the properties we acquire, including land, are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs and adjust the liabilities as appropriate when additional information becomes available. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the completion of the improvements and infrastructure. As of December 31, 2011 and 2010, we had approximately $27.6 million and $38.1 million, respectively, outstanding under such arrangements.

At December 31, 2011, we had guaranteed $6.9 million of debt of certain of our unconsolidated investees. See Note 6 for further discussion related to equity commitments to our unconsolidated investees.

We may be required or choose to make additional capital contributions to certain of our unconsolidated investees, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 6 for further explanation.

Settlement Costs

Included within Other Income (Expense) in our Consolidated Statements of Operations for the year ended December 31, 2009 are settlement costs of $13.0 million related to an obligation we assumed in the 2005 acquisition of Catellus. The remaining liability related to these costs was $7.8 million at December 31, 2011.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Litigation

In the normal course of business, from time to time, we and our unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

On October 14, 2011, a final order was entered in connection with the settlement of lawsuits filed in connection with the Merger. As part of the settlement, we agreed to pay an aggregate amount of $600,000, which amount was accrued and has been paid.

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. (“Cisco”), is seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. Specifically, Cisco seeks (1) declaratory relief that Prologis owes certain Community Facilities District taxes that have been assessed against its land, following Cisco’s purchase of the land from Prologis through the exercise of option agreements; (2) declaratory relief that Prologis’ partial transfers of rights and obligations under the Contract to third parties are void; and (3) damages for alleged breaches of the Contract relating to the plans to build a baseball stadium at Pacific Commons. Although the total damages alleged by Cisco are approximately $200 million, we believe these claims are without merit and are defending these matters vigorously. Based on the facts and circumstances surrounding this dispute, we believe the low end of our range of loss is zero and therefore, in accordance with GAAP, we have not recorded any liability with respect to this matter as of the year-ended December 31, 2011.

22.	Business Segments

Our business strategy currently includes two operating segments, as follows:

•

Real Estate Operations — representing the direct long-term ownership of industrial operating properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Also included in this segment is the development and acquisition of properties for continued direct ownership, including land held for development and properties currently under development and land we own and lease to customers under ground leases. We own real estate in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore)

•

Private Capital — representing the long-term management of unconsolidated co-investment ventures and other joint ventures. We recognize fees and incentives earned for services performed on behalf of the unconsolidated investees and certain third parties. In connection with the Merger, we have reevaluated this segment to exclude our investments and earnings of all of our unconsolidated co-investment ventures to better align the segment with the way management evaluates this line of business. We have reclassified prior periods to reflect this change.

We report the costs associated with our private capital segment for all periods presented in the line item Private Capital Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our real estate operations segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the co-investments ventures for certain expenses associated with managing these property funds.

Each entity we manage is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the private capital segment are in the Americas (Brazil, Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China and Japan).

We no longer have a CDFS segment and the only activity being reported in the CDFS segment in 2009 is the gain on the sale of our investment in Japan as it was essentially the recognition of gains from this segment that were deferred due to our ownership interest at the time of the contribution.

We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior year operating results to exclude the items presented as discontinued operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Years Ended December 31,
	2011	2010	2009
Revenues (1):
Real estate operations (2):
Americas	$890,135	$587,911	$594,365
Europe	344,249	91,458	62,477
Asia	161,288	82,692	45,129

Total Real Estate Operations segment	1,395,672	762,061	701,971

Private capital (3):
Americas	76,872	66,653	67,964
Europe	46,087	54,835	50,814
Asia	14,660	1,038	26,185

Total private capital segment	137,619	122,526	144,963

CDFS business (4):
Asia	-	-	180,237

Total CDFS business segment	-	-	180,237

Total revenues	$1,533,291	$884,587	$1,027,171

Net operating income:
Real estate operations (5):
Americas	$614,560	$419,611	$415,923
Europe	249,342	49,975	17,009
Asia	123,087	60,912	30,913

Total Real Estate Operations segment	986,989	530,498	463,845

Private capital (3)(6):
Americas	42,644	40,354	44,284
Europe	30,708	41,200	34,508
Asia	9,305	313	22,755

Total private capital segment	82,657	81,867	101,547

CDFS business (4):
Asia	-	-	180,237

Total CDFS business segment	-	-	180,237

Total segment net operating income	1,069,646	612,365	745,629
Reconciling items:
General and administrative expenses	(195,161)	(165,981)	(192,231)
Merger, acquisition and other integration expenses	(140,495)	-	-
Impairment of real estate properties	(21,237)	(736,612)	(331,592)
Depreciation and amortization expense	(585,323)	(311,268)	(266,364)
Earnings from unconsolidated investees, net	59,935	23,678	28,059
Interest expense	(468,738)	(461,166)	(372,768)
Impairment of goodwill and other assets	(126,432)	(412,745)	(163,644)
Interest and other income (expense), net	12,008	15,847	(39,349)
Gains on acquisitions and dispositions of investments in real estate, net	111,684	28,488	35,262
Foreign currency exchange and derivative gains (losses), net	41,172	(11,081)	35,626
Gain (loss) on early extinguishment of debt, net	258	(201,486)	172,258

Total reconciling items	(1,312,329)	(2,232,326)	(1,094,743)

Loss before income taxes	$(242,683)	$(1,619,961)	$(349,114)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2011	2010
Assets:
Real estate operations (7):
Americas	$13,305,147	$7,299,644
Europe	6,823,814	2,619,455
Asia	3,502,033	1,889,879

Total Real Estate Operations segment	23,630,994	11,808,978

Private capital (8):
Americas	43,394	14,300
Europe	61,946	28,424
Asia	9,368	-

Total private capital segment	114,708	42,724

Total segment assets	23,745,702	11,851,702

Reconciling items:
Investments in and advances to other unconsolidated investees	2,857,755	2,024,661
Notes receivable backed by real estate	322,834	302,144
Assets held for sale (9)	444,850	574,791
Cash and cash equivalents	176,072	37,634
Other assets	176,699	111,735

Total reconciling items	3,978,210	3,050,965

Total assets	$27,723,912	$14,902,667

(1)	Includes revenues attributable to the United States for the years ended December 31, 2011, 2010 and 2009 of $891.1 million, $611.4 million and $588.3 million, respectively.

(2)	Includes rental income of our industrial properties and land subject to ground leases, as well as development management and other income.

(3)	Includes revenues earned from managing our unconsolidated entities.

(4)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds due to our sale of these investments in February 2009.

(5)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.

(6)	Amounts are reduced by the direct costs we incur to manage the unconsolidated investees and certain third parties that are presented as Private Capital Expenses in our Consolidated Statements of Operations.

(7)	Includes long-lived assets attributable to the United States as of December 31, 2011 and 2010 of $14.3 billion and $8.6 billion, respectively.

(8)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Private Capital segment.

(9)	Of the amounts, net of impairments, that were reclassified to Assets Held for Sale at December 31, 2011, $444.9 million was reclassified from the Real Estate Operations segment (Americas - $79.1 million, Europe - $332.5 million and Asia - $33.3 million). Of the amounts, net of impairments, that were reclassified to Assets Held for Sale at December 31, 2010, $554.2 million was reclassified from the Real Estate Operations segment (Americas - $470.5 million, Europe - $18.2 million and Asia - $65.5 million) and $20.6 million, all in the Americas, was not allocated to a segment.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the years ended December 31, 2011, 2010 and 2009 are as follows:

•	We completed the Merger on June 3, 2011. See Note 3 for further information.

•

We received $5.0 million, $4.6 million and $30.3 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these entities during 2011, 2010 and 2009, respectively.

•	In April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a joint venture that owned one property in Japan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.	Selected Quarterly Financial Data (Unaudited)

Selected quarterly 2011 and 2010 data has been adjusted from previously disclosed amounts due to the disposal of properties in 2011 whose results of operations were reclassified to Discontinued Operations in our Consolidated Statements of Operations. The selected quarterly data was as follows (in thousands, except per share data):

	Three Months Ended,
REIT	March 31,	June 30,	September 30,	December 31,
2011(1):
Total revenues	$233,283	$327,235	$488,641	$484,132
Operating income (loss)	$29,864	$(44,768)	$85,210	$57,124
Earnings (loss) from continuing operations	$(50,910)	$(158,972)	$48,359	$(82,936)
Net earnings (loss) attributable to common shares	$(46,616)	$(151,471)	$55,436	$(45,459)
Net earnings (loss) attributable to common shares -
Basic (2)(3)	$(0.18)	$(0.49)	$0.12	$(0.10)
Net earnings (loss) attributable to common shares -
Diluted (2)(3)(4)	$(0.18)	$(0.49)	$0.12	$(0.10)
2010:
Total revenues	$211,814	$213,606	$222,944	$236,223
Operating income (loss)	$27,104	$32,132	$33,360	$(694,092)
Loss from continuing operations	$(115,414)	$(39,878)	$(37,452)	$(1,396,718)
Net loss attributable to common shares	$(91,129)	$(23,150)	$(15,052)	$(1,166,589)
Net loss attributable to common shares -
Basic(2)(3)	$(0.43)	$(0.11)	$(0.07)	$(4.86)
Net earnings (loss) attributable to common shares -
Diluted(2)(3)(4)	$(0.43)	$(0.11)	$(0.07)	$(4.86)

Operating Partnership
2011(1):
Total revenues	$233,283	$327,235	$488,641	$484,132
Operating income (loss)	$29,864	$(44,768)	$85,210	$57,124
Earnings (loss) from continuing operations	$(50,910)	$(158,972)	$48,359	$(82,936)
Net earnings (loss) attributable to common unitholders	$(46,616)	$(151,471)	$54,906	$(45,278)
Net earnings (loss) attributable to common unitholders -
Basic (2)(3)	$(0.18)	$(0.49)	$0.12	$(0.10)
Net earnings (loss) attributable to common unitholders -
Diluted (2)(3)(4)	$(0.18)	$(0.49)	$0.12	$(0.10)
2010:
Total revenues	$211,814	$213,606	$222,944	$236,223
Operating income (loss)	$27,104	$32,132	$33,360	$(694,092)
Loss from continuing operations	$(115,414)	$(39,878)	$(37,452)	$(1,396,718)
Net loss attributable to common unitholders	$(91,129)	$(23,150)	$(15,052)	$(1,166,589)
Net loss attributable to common unitholders -
Basic (2)(3)	$(0.43)	$(0.11)	$(0.07)	$(4.86)
Net loss attributable to common unitholders -
Diluted (2)(3)(4)	$(0.43)	$(0.11)	$(0.07)	$(4.86)

(1)	2011 quarterly data include approximately one month of activity from the Merger and PEPR Acquisition in the period ended June 30, 2011 and a full period of activity in the periods ended September 30, 2011 and December 31, 2011.

(2)	As a result of the Merger, each outstanding common share of ProLogis was converted into 0.4464 of a newly issued share of common stock of the REIT. Therefore, the historical ProLogis data related to quarterly earnings per common share for the periods ended before June 3, 2011were adjusted by the Merger conversion ratio of 0.4464 and restated.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of diluted shares.

(4)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted loss per share is the same.

25.	Subsequent Event

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our unconsolidated co-investment venture Prologis NAIF II and we repaid the loan from Prologis NAIF II to our partner for a total of $335 million. As a result of the transaction, the assets and liabilities of this venture will be consolidated beginning in the first quarter of 2012. In accordance with the accounting rules for business combinations, we will mark our equity investment in Prologis NAIF II from its carrying value to the estimated fair value. The fair value will be determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities, using the same methods outlined in Note 3. We expect to complete the preliminary purchase price allocation in the first quarter of 2012. Based on information available to us at this time, we believe this transaction will result in the addition of approximately $1.6 billion of real estate and the assumption of $835 million of debt with no gain or loss recognized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholders

Prologis, Inc.:

Under date of February 28, 2012, we reported on the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

Under date of February 28, 2012, we reported on the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 28, 2012

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)

Industrial Operating Properties (d)
Americas Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(d)	$5,582	$3,047	$28,251	$6,276	$30,604	$36,880	$(15,183)	1996,1997
Atlanta South Business Park	9	-	5,353	28,895	357	5,353	29,252	34,605	(848)	2011
Atlanta West Distribution Center	6	(d)	6,386	22,513	10,088	6,386	32,601	38,987	(10,918)	1994,2006
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	458	2,046	9,170	11,216	(1,352)	2006
Braselton Business Park	1	(d)	3,771	15,258	193	3,771	15,451	19,222	(2,065)	2008
Buford Distribution Center	1	-	1,487	-	5,466	1,487	5,466	6,953	(650)	2007
Cedars Distribution Center	1	-	1,366	7,739	3,081	1,692	10,494	12,186	(4,888)	1999
Douglas Hill Distribution Center	4	-	11,599	46,826	2,410	11,677	49,158	60,835	(10,487)	2005
Hartsfield East DC	1	-	697	6,466	-	697	6,466	7,163	(165)	2011
Horizon Distribution Center	1	-	2,846	11,385	210	2,846	11,595	14,441	(1,771)	2006
LaGrange Distribution Center	1	-	174	986	777	174	1,763	1,937	(1,196)	1994
Midland Distribution Center	1	(d)	1,919	7,679	1,454	1,919	9,133	11,052	(1,698)	2006
Northeast Industrial Center	3	(e)	782	4,744	2,604	782	7,348	8,130	(4,670)	1996
Northmont Industrial Center	1	-	566	3,209	1,335	566	4,544	5,110	(2,905)	1994
Peachtree Corners Business Center	5	(e)	1,519	7,253	2,862	1,519	10,115	11,634	(4,615)	1994,2006
Piedmont Ct. Distribution Center	2	(e)	885	5,013	3,260	885	8,273	9,158	(4,757)	1997
Riverside Distribution Center (ATL)	3	(e)	2,533	13,336	3,618	2,556	16,931	19,487	(7,803)	1999
South Royal Atlanta Distribution Center	1	-	356	2,018	507	356	2,525	2,881	(851)	2002
Southfield-KRDC Industrial SG	8	-	5,033	28,725	141	5,033	28,866	33,899	(959)	2011
Southside Distribution Center	1	-	1,186	2,859	336	1,186	3,195	4,381	(96)	2011
Suwanee Creek Dist Ctr	1	-	462	1,871	6	462	1,877	2,339	(116)	2010
Tradeport Distribution Center	3	(d)	1,464	4,563	7,242	1,479	11,790	13,269	(6,847)	1994,1996
Weaver Distribution Center	2	-	935	5,182	2,133	935	7,315	8,250	(4,539)	1995
Westfork Industrial Center	2	(d)	579	3,910	49	579	3,959	4,538	(2,272)	1995
Total Atlanta, Georgia	67		59,526	242,189	76,838	60,662	317,891	378,553	(91,651)
Austin, Texas
MET 4-12 LTD	1	-	4,300	20,456	544	4,300	21,000	25,300	(735)	2011
MET PHASE 1 95 LTD	4	-	5,593	17,211	691	5,593	17,902	23,495	(591)	2011
Montopolis Distribution Center	1	-	580	3,384	2,443	580	5,827	6,407	(3,372)	1994
Walnut Creek Corporate Center	3	-	461	4,089	182	515	4,217	4,732	(2,568)	1994
Total Austin, Texas	9		10,934	45,140	3,860	10,988	48,946	59,934	(7,266)
Boston, Massachusetts
Boston Industrial	12	-	19,951	43,657	332	19,951	43,989	63,940	(1,841)	2011
Cabot Business Park	10	-	16,429	43,265	896	16,429	44,161	60,590	(1,595)	2011
Cabot Business Park SGP	3	-	6,380	19,563	737	6,380	20,300	26,680	(723)	2011
Patriot Dist. Center	1	(d)	5,812	21,397	18	5,812	21,415	27,227	(771)	2011
Total Boston, Massachusetts	26		48,572	127,882	1,983	48,572	129,865	178,437	(4,930)
Central & Eastern, Pennsylvania Harrisburg Distribution Center	1	-	2,231	12,572	717	2,231	13,289	15,520	(3,622)	2004
Harrisburg Industrial Center	1	-	782	6,190	890	782	7,080	7,862	(1,925)	2002
I-78 Dist. Center	1	-	13,030	30,007	131	13,030	30,138	43,168	(897)	2011
I-81 Distribution	1	-	1,822	21,583	161	1,822	21,744	23,566	(591)	2011
Lehigh Valley Distribution Center	3	-	2,356	9,552	2,884	2,356	12,436	14,792	(2,564)	2004,2010
Park 33 Distribution Center	1	-	13,411	-	39,627	15,698	37,340	53,038	(2,953)	2007
Quakertown Distribution Center	1	-	6,966	-	27,690	6,966	27,690	34,656	(4,100)	2006
Total Central & Eastern, Pennsylvania	9		40,598	79,904	72,100	42,885	149,717	192,602	(16,652)
Central Valley, CA Arch Road Logistics Center	2	-	9,492	38,060	619	9,492	38,679	48,171	(1,866)	2010
Central Valley Industrial Center	4	(d)(e)	11,418	48,726	6,313	11,868	54,589	66,457	(19,416)	1999,2002,2005
Manteca Distribution Center	1	-	9,280	27,840	273	9,480	27,913	37,393	(6,154)	2005
Patterson Pass Business Center	3	-	1,862	4,886	9,010	1,886	13,872	15,758	(4,806)	1993,2007
Tracy II Distribution Center	3	-	6,783	20,385	75,595	12,124	90,639	102,763	(8,080)	2007,2009
Total Central Valley, CA	13		38,835	139,897	91,810	44,850	225,692	270,542	(40,322)
Charlotte, North Carolina Charlotte Distribution Center	9	(d)	4,578	-	27,388	6,096	25,870	31,966	(13,570)	1995,1996,1997,1998
Northpark Distribution Center	2	(d)	1,183	6,707	2,657	1,184	9,363	10,547	(5,436)	1994,1998
West Pointe Business Center	1	-	2,416	-	9,512	2,416	9,512	11,928	(1,408)	2006
Wilson Business Park Distribution Center	1	-	968	5,598	37	968	5,635	6,603	(996)	2007
Total Charlotte, North Carolina	13		9,145	12,305	39,594	10,664	50,380	61,044	(21,410)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Chicago, Illinois Addison Business Center	1	-	1,293	2,907	-	1,293	2,907	4,200	(93)	2011
Addison Distribution Center	1	(e)	640	3,661	1,159	640	4,820	5,460	(2,490)	1997
Alsip Distribution Center	2	-	2,093	11,859	10,796	2,549	22,199	24,748	(12,926)	1997,1999
Alsip Industrial	1	-	1,422	2,335	-	1,422	2,335	3,757	(136)	2011
Arlington Heights Distribution Center	1	-	831	3,326	1,076	831	4,402	5,233	(830)	2006
Bensenville Distribution Center	1	-	926	3,842	5,964	940	9,792	10,732	(6,341)	1997
Bensenville Ind Park	13	-	37,681	92,909	272	37,681	93,181	130,862	(3,226)	2011
Bolingbrook Distribution Center	5	(d)	15,110	68,440	2,807	15,110	71,247	86,357	(20,481)	1999,2006
Bridgeview Industrial	1	-	1,380	3,404	1	1,380	3,405	4,785	(124)	2011
Chicago Industrial Portfolio	1	-	1,330	2,876	80	1,330	2,956	4,286	(111)	2011
Chicago Ridge Freight Terminal	1	-	1,789	6,187	207	1,789	6,394	8,183	(172)	2011
Des Plaines Distribution Center	3	(d)(e)	2,158	12,232	5,722	2,159	17,953	20,112	(10,735)	1995,1996
District Industrial	1	-	993	1,365	-	993	1,365	2,358	(58)	2011
Elk Grove Distribution Center	23	(d)(e)	31,138	82,034	43,665	31,138	125,699	156,837	(39,757)	1995,1996,1997,1999,2006,2009
Elk Grove Village SG	9	-	9,580	18,750	485	9,580	19,235	28,815	(754)	2011
Elmhurst Distribution Center	1	-	713	4,043	1,076	713	5,119	5,832	(2,861)	1997
Executive Drive	1	-	1,371	6,430	89	1,371	6,519	7,890	(192)	2011
Glendale Heights Distribution Center	3	(d)	3,903	22,119	8,010	3,903	30,129	34,032	(11,469)	1999
Glenview Distribution Center	2	-	1,156	6,550	1,855	1,156	8,405	9,561	(4,395)	1996,1999
Golf Distribution	1	(d)	5,372	17,080	6	5,372	17,086	22,458	(640)	2011
Hamilton Parkway	1	-	1,986	6,014	-	1,986	6,014	8,000	(168)	2011
Hintz Building	1	-	354	1,970	8	354	1,978	2,332	(63)	2011
I-55 Distribution Center	2	(d)	5,383	25,504	33,826	11,786	52,927	64,713	(7,101)	2007
Itasca Distribution Center	2	-	604	3,382	1,517	604	4,899	5,503	(2,556)	1996,1997
Itasca Industrial Portfolio	4	-	5,942	13,574	12	5,942	13,586	19,528	(483)	2011
Kehoe Industrial	1	-	1,394	3,247	64	1,394	3,311	4,705	(92)	2011
Lombard Distribution Center	1	(e)	1,170	6,630	840	1,170	7,470	8,640	(3,260)	1999
Melrose Park Distribution Ctr.	1	-	2,657	9,292	-	2,657	9,292	11,949	(374)	2011
Minooka Distribution Center	2	(d)	12,240	41,745	16,864	13,223	57,626	70,849	(10,943)	2005,2008
Mitchell Distribution Center	1	-	1,236	7,004	3,729	1,236	10,733	11,969	(5,619)	1996
NDP - Chicago	1	-	461	1,362	-	461	1,362	1,823	(43)	2011
Nicholas Logistics Center	1	-	2,354	10,799	-	2,354	10,799	13,153	(378)	2011
Northbrook Distribution Center	1	(e)	2,056	8,227	350	2,056	8,577	10,633	(1,474)	2007
Northlake Distribution Center	1	(e)	372	2,105	717	372	2,822	3,194	(1,747)	1996
OHare Industrial Portfolio	10	-	6,941	16,888	-	6,941	16,888	23,829	(667)	2011
Pleasant Prairie Distribution Center	1	-	1,314	7,450	2,453	1,315	9,902	11,217	(4,561)	1999
Poplar Gateway Truck Terminal	1	-	2,321	4,699	433	2,321	5,132	7,453	(148)	2011
Port OHare	2	(d)	4,819	5,547	18	4,819	5,565	10,384	(229)	2011
Remington Lakes Dist	1	-	2,382	11,657	476	2,382	12,133	14,515	(305)	2011
Rochelle Distribution Center	1	-	4,457	20,100	11,049	5,254	30,352	35,606	(2,266)	2008
Romeoville Distribution Center	5	(d)	23,325	94,197	1,395	23,325	95,592	118,917	(21,994)	1999,2005
S.C. Johnson & Son	1	-	2,267	15,911	1,531	3,152	16,557	19,709	(1,638)	2008
Sivert Distribution	1	-	1,497	1,470	-	1,497	1,470	2,967	(61)	2011
Touhy Cargo Terminal	1	(d)	2,697	8,909	-	2,697	8,909	11,606	(241)	2011
Waukegan Distribution Center	2	(d)	4,368	17,632	699	4,368	18,331	22,699	(3,298)	2007
West Chicago Distribution Center	1	-	3,125	12,499	423	3,125	12,922	16,047	(2,861)	2005
Windsor Court	1	-	635	3,493	-	635	3,493	4,128	(111)	2011
Wood Dale Industrial SG	5	-	4,343	10,174	45	4,343	10,219	14,562	(342)	2011
Woodale Distribution Center	1	-	263	1,490	450	263	1,940	2,203	(1,126)	1997
Woodridge Distribution Center	14	(d)	46,575	197,289	14,613	49,942	208,535	258,477	(44,014)	2005,2007
Yohan Industrial	3	(d)	4,219	12,306	242	4,219	12,548	16,767	(377)	2011

Total Chicago, Illinois	143		274,636	954,915	175,024	287,543	1,117,032	1,404,575	(236,331)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Cincinnati, Ohio
Airpark Distribution Center	2	(d)	1,128	-	11,983	1,716	11,395	13,111	(5,507)	1996
Capital Distribution Center II	5	(d)	1,953	11,067	5,868	1,953	16,935	18,888	(10,069)	1994
Constitution Distribution Center	1	-	1,465	8,301	778	1,465	9,079	10,544	(4,091)	1999
Empire Distribution Center	3	(d)	529	2,995	2,535	529	5,530	6,059	(3,485)	1995
Fairfield Business Center	1	-	348	1,971	606	381	2,544	2,925	(791)	2004
Park I-275	1	-	3,863	12,014	2,381	3,863	14,395	18,258	(1,030)	2008
Sharonville Distribution Center	3	(d)	1,761	-	13,507	2,424	12,844	15,268	(4,937)	1997,1998

Total Cincinnati, Ohio	16		11,047	36,348	37,658	12,331	72,722	85,053	(29,910)

Columbus, Ohio
Brookham Distribution Center	2	-	5,964	23,858	3,916	5,965	27,773	33,738	(6,663)	2005
Canal Pointe Distribution Center	1	-	1,237	7,013	1,296	1,281	8,265	9,546	(3,502)	1999
Capital Park South Distribution Center	3	(d)	1,588	-	25,913	1,981	25,520	27,501	(12,176)	1996
Charter Street Distribution Center	1	(d)	1,245	7,055	501	1,245	7,556	8,801	(3,279)	1999
Corporate Park West	2	(d)	679	3,847	2,089	679	5,936	6,615	(3,489)	1996
Etna Distribution Center	1	-	1,669	-	19,614	1,669	19,614	21,283	(1,985)	2007
Fisher Distribution Center	1	-	1,197	6,785	2,849	1,197	9,634	10,831	(6,054)	1995
Foreign Trade Center I	4	(d)(e)	4,696	26,999	6,637	5,161	33,171	38,332	(14,717)	1999
New World Distribution Center	1	-	207	1,173	2,393	207	3,566	3,773	(2,262)	1994
South Park Distribution Center	2	(d)	3,343	15,182	2,595	3,343	17,777	21,120	(5,458)	1999,2005
Westbelt Business Center	3	-	1,777	7,168	748	1,777	7,916	9,693	(1,461)	2006
Westpointe Distribution Center	2	(d)	1,446	7,601	767	1,446	8,368	9,814	(2,019)	2007
Wingate Distribution Center	1	-	152	859	578	152	1,437	1,589	(813)	1994

Total Columbus, Ohio	24		25,200	107,540	69,896	26,103	176,533	202,636	(63,878)

Dallas/Fort Worth, Texas
Addison Technology Center	1	-	858	3,995	-	858	3,995	4,853	(138)	2011
Alliance Distribution Center	1	-	3,653	14,613	3	3,653	14,616	18,269	(3,197)	2005
Carter Industrial Center	1	-	334	-	2,351	334	2,351	2,685	(1,185)	1996
Centerport Distribution Center	1	-	1,250	7,082	1,174	1,250	8,256	9,506	(3,509)	1999
Dallas Corporate Center	10	(d)	5,161	-	32,113	5,357	31,917	37,274	(15,145)	1996,1997,1998,1999
Dallas Industrial	12	-	7,180	26,514	179	7,180	26,693	33,873	(912)	2011
Flower Mound Distribution Center	1	-	5,157	20,991	2,433	5,157	23,424	28,581	(3,548)	2007
Freeport Distribution Center	4	(d)	1,393	5,549	5,233	1,440	10,735	12,175	(5,387)	1996,1997,1998
Great Southwest Distribution Center	27	(d)	32,910	143,797	23,164	32,910	166,961	199,871	(53,439)	1995,1996,1997,1999,2000, 2001,2002,2005
Greater Dallas Industrial Port	3	-	3,525	16,375	38	3,525	16,413	19,938	(533)	2011
Lancaster Distribution Center	2	-	5,350	14,362	24,320	5,350	38,682	44,032	(3,527)	2007,2008
Lincoln Industrial Center	1	-	738	1,600	5	738	1,605	2,343	(80)	2011
Lonestar Portfolio	5	-	6,427	18,110	236	6,427	18,346	24,773	(717)	2011
Northfield Dist. Center	8	-	10,106	54,061	743	10,106	54,804	64,910	(1,495)	2011
Northgate Distribution Center	7	(d)	14,791	67,405	8,370	15,632	74,934	90,566	(18,029)	1999,2005,2008
Redbird Distribution Center	1	(e)	195	1,465	182	196	1,646	1,842	(1,099)	1994
Richardson Tech Center SGP	2	-	1,462	4,557	92	1,462	4,649	6,111	(177)	2011
Royal Distribution Center	1	-	811	4,598	911	811	5,509	6,320	(2,027)	2001
Stemmons Distribution Center	1	-	272	1,544	821	272	2,365	2,637	(1,385)	1995
Stemmons Industrial Center	11	(e)	1,819	11,705	5,222	1,819	16,927	18,746	(10,324)	1994,1995,1996,1999
Trinity Mills Distribution Center	4	(d)	3,181	18,090	3,950	3,181	22,040	25,221	(10,051)	1996,1999,2001
Valwood Business Center	4	(e)	3,662	16,846	1,328	3,662	18,174	21,836	(5,060)	2001,2006
Valwood Distribution Center	1	(e)	850	4,890	869	850	5,759	6,609	(2,285)	1999
Valwood Industrial	2	-	1,802	9,658	138	1,802	9,796	11,598	(336)	2011
West North Carrier Parkway	1	-	1,756	4,849	3	1,756	4,852	6,608	(254)	2011

Total Dallas/Fort Worth, Texas	112		114,643	472,656	113,878	115,728	585,449	701,177	(143,839)

Denver, Colorado
Denver Business Center	1	-	329	2,217	28	347	2,227	2,574	(785)	2002
Pagosa Distribution Center	1	(d)	406	2,322	1,206	406	3,528	3,934	(2,338)	1993
Stapleton Business Center	12	(d)	34,634	139,257	5,027	34,635	144,283	178,918	(32,259)	2005
Upland Distribution Center	3	(e)	385	4,421	4,178	398	8,586	8,984	(4,305)	1994,1995
Upland Distribution Center II	3	-	1,295	5,159	5,573	1,328	10,699	12,027	(6,825)	1993

Total Denver, Colorado	20		37,049	153,376	16,012	37,114	169,323	206,437	(46,512)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
El Paso, Texas
Billy the Kid Distribution Center	1	-	273	1,547	1,629	273	3,176	3,449	(1,930)	1994
Northwestern Corporate Center	5	(e)	981	-	20,853	1,986	19,848	21,834	(9,584)	1992,1993,1994,1997
Vista Del Sol Industrial Center II	2	(e)	366	-	7,788	796	7,358	8,154	(3,390)	1997,1998

Total El Paso, Texas	8		1,620	1,547	30,270	3,055	30,382	33,437	(14,904)

Houston, Texas
Blalock Distribution Center	2	-	595	3,370	1,259	595	4,629	5,224	(1,602)	2002
Crosstimbers Distribution Center	1	-	359	2,035	1,146	359	3,181	3,540	(1,939)	1994
Kempwood Business Center	4	(e)	1,746	9,894	2,593	1,746	12,487	14,233	(5,240)	2001
Northpark Distribution Center	3	(d)	3,873	16,568	2,683	3,873	19,251	23,124	(2,253)	2006,2008
Perimeter Distribution Center	2	-	813	4,604	1,459	813	6,063	6,876	(2,852)	1999
Pine Forest Business Center	9	-	2,665	14,132	7,021	2,665	21,153	23,818	(12,043)	1993,1995
Pine North Distribution Center	2	-	847	4,800	968	847	5,768	6,615	(2,727)	1999
Pinemont Distribution Center	2	-	642	3,636	781	642	4,417	5,059	(2,089)	1999
Post Oak Business Center	15	-	3,005	15,378	9,958	3,005	25,336	28,341	(15,411)	1993,1994,1996
Post Oak Distribution Center	7	-	2,039	12,017	6,792	2,039	18,809	20,848	(12,495)	1993,1994
South Loop Distribution Center	4	-	932	4,969	4,737	934	9,704	10,638	(6,123)	1994
Southland Distribution Center	1	-	1,209	6,849	1,812	1,209	8,661	9,870	(2,344)	2002
West by Northwest Industrial Center	3	-	468	2,149	4,301	664	6,254	6,918	(3,793)	1993,1994
White Street Distribution Center	1	-	469	2,656	1,719	469	4,375	4,844	(2,553)	1995

Total Houston, Texas	56		19,662	103,057	47,229	19,860	150,088	169,948	(73,464)

Indianapolis, Indiana
Eastside Distribution Center	1	-	228	1,187	1,457	299	2,573	2,872	(1,389)	1995
North by Northeast Corporate Center	1	-	1,058	-	8,175	1,059	8,174	9,233	(3,755)	1995
Park 100 Industrial Center	6	(d)	2,797	9,631	12,843	2,797	22,474	25,271	(12,903)	1995
Shadeland Industrial Center	3	-	428	2,431	2,390	429	4,820	5,249	(3,169)	1995

Total Indianapolis, Indiana	11		4,511	13,249	24,865	4,584	38,041	42,625	(21,216)

Las Vegas, Nevada
Black Mountain Distribution Center	2	-	1,108	-	7,393	1,206	7,295	8,501	(3,420)	1997
Cameron Business Center	1	-	1,634	9,255	596	1,634	9,851	11,485	(4,254)	1999
Sunrise Ind Park	1	-	1,400	5,600	3	1,401	5,602	7,003	(50)	2011
West One Business Center	4	-	2,468	13,985	3,956	2,468	17,941	20,409	(9,036)	1996

Total Las Vegas, Nevada	8		6,610	28,840	11,948	6,709	40,689	47,398	(16,760)

Louisville, Kentucky
Airpark Commerce Center	3	-	1,361	7,418	6,170	1,361	13,588	14,949	(8,374)	1998
Cedar Grove Distribution Center	2	-	6,025	30,404	811	6,025	31,215	37,240	(5,252)	2005,2008
Commerce Crossings Distribution Center	1	-	1,912	7,649	92	1,912	7,741	9,653	(1,708)	2005
I-65 Meyer Dist. Center	1	-	4,258	-	23,938	4,565	23,631	28,196	(3,308)	2006
Riverport Distribution Center	1	-	1,515	8,585	2,596	1,515	11,181	12,696	(4,794)	1999

Total Louisville, Kentucky	8		15,071	54,056	33,607	15,378	87,356	102,734	(23,436)

Memphis, Tennessee
Airport Distribution Center	5	-	1,363	5,150	5,727	1,374	10,866	12,240	(6,626)	1995,1996,1999
Centerpointe Distribution Center	1	-	1,401	9,019	1,158	1,401	10,177	11,578	(4,120)	2001
Delp Distribution Center	4	-	1,746	13,980	(1,291)	1,746	12,689	14,435	(8,040)	1995,1999
DeSoto Distribution Center	1	-	4,761	-	26,792	4,761	26,792	31,553	(2,874)	2007
Fred Jones Distribution Center	1	-	125	707	396	125	1,103	1,228	(680)	1994
Memphis Distribution Center	1	-	480	2,722	449	481	3,170	3,651	(1,141)	2002
Olive Branch Distribution Center	1	-	2,892	16,389	2,859	2,892	19,248	22,140	(9,178)	1999
Raines Distribution Center	1	-	1,635	4,262	9,638	1,635	13,900	15,535	(8,247)	1998
Southpark Distribution Center	1	-	859	4,866	1,701	859	6,567	7,426	(1,578)	2003
Willow Lake Distribution Center	1	-	613	3,474	(71)	613	3,403	4,016	(1,753)	1999

Total Memphis, Tennessee	17		15,875	60,569	47,358	15,887	107,915	123,802	(44,237)

Minneapolis, Minnesota
Corporate Square Industrial	1	-	1,105	3,096	13	1,105	3,109	4,214	(129)	2011
Minneapolis Distribution Port	3	-	7,650	22,411	70	7,650	22,481	30,131	(816)	2011
Minneapolis Industrial Port IV	1	-	1,678	4,301	-	1,678	4,301	5,979	(159)	2011
Twin Cities	1	-	3,687	8,921	229	3,687	9,150	12,837	(461)	2011

Total Minneapolis, Minnesota	6		14,120	38,729	312	14,120	39,041	53,161	(1,565)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Nashville, Tennessee
Bakertown Distribution Center	2	-	463	2,626	900	463	3,526	3,989	(2,015)	1995
I-40 Industrial Center	4	-	1,711	9,698	1,622	1,712	11,319	13,031	(5,949)	1995,1996,1999
Interchange City Distribution Center	1	(e)	143	864	4,443	657	4,793	5,450	(2,579)	1998
Space Park South Distribution Center	15	-	3,499	19,830	11,310	3,499	31,140	34,639	(19,280)	1994

Total Nashville, Tennessee	22		5,816	33,018	18,275	6,331	50,778	57,109	(29,823)

New Jersey /New York City
Bellmawr Distribution Center	1	-	211	1,197	384	211	1,581	1,792	(880)	1999
Brunswick Distribution Center	2	(e)	870	4,928	2,073	870	7,001	7,871	(4,362)	1997
Chester Distribution Center	1	-	548	5,319	300	548	5,619	6,167	(3,629)	2002
Clifton Dist Ctr	1	-	8,064	12,096	156	8,064	12,252	20,316	(776)	2010
Dellamor	7	(d)	6,710	35,478	17	6,710	35,495	42,205	(1,251)	2011
Docks Corner SG (Phase II)	1	-	16,232	19,264	404	16,232	19,668	35,900	(1,091)	2011
Exit 10 Distribution Center	7	(d)	24,152	130,270	3,378	24,152	133,648	157,800	(28,571)	2005,2010
Exit 8A Distribution Center	1	-	7,626	44,103	474	7,787	44,416	52,203	(9,707)	2005
Fairfalls Portfolio	28	(d)	20,388	88,294	1,224	20,388	89,518	109,906	(3,051)	2011
Franklin Comm Ctr	1	-	9,304	23,768	58	9,304	23,826	33,130	(666)	2011
Highway 17 55 Madis	1	-	2,937	13,477	16	2,937	13,493	16,430	(460)	2011
JFK Air Cargo	11	-	8,175	45,058	593	8,175	45,651	53,826	(1,467)	2011
JFK Airport Park	1	-	3,233	9,423	-	3,233	9,423	12,656	(380)	2011
Kilmer Distribution Center	4	(d)	2,526	14,313	3,000	2,526	17,313	19,839	(9,783)	1996
Liberty Log Ctr	1	-	3,273	24,029	11	3,273	24,040	27,313	(590)	2011
Linden Industrial	1	-	1,321	7,523	48	1,321	7,571	8,892	(225)	2011
Mahwah Corporate Center	4	-	12,695	27,342	-	12,695	27,342	40,037	(905)	2011
Meadow Lane	1	-	1,036	6,388	-	1,036	6,388	7,424	(212)	2011
Meadowland Distribution Center	4	(d)	10,271	57,480	2,420	10,271	59,900	70,171	(13,220)	2005
Meadowland Industrial Center	7	(d)	4,190	13,469	16,544	4,190	30,013	34,203	(16,824)	1996,1998
Meadowlands ALFII	3	(d)	3,972	18,895	-	3,972	18,895	22,867	(581)	2011
Meadowlands Cross Dock	1	-	1,607	5,049	-	1,607	5,049	6,656	(172)	2011
Meadowlands Park	8	-	6,898	41,471	209	6,898	41,680	48,578	(1,375)	2011
Mooncreek Distribution Center	1	-	3,319	13,422	11	3,319	13,433	16,752	(483)	2011
Mt. Laurel Distribution Center	2	-	588	2,885	1,469	592	4,350	4,942	(2,171)	1999
Murray Hill Parkway	2	-	2,907	12,040	53	2,907	12,093	15,000	(378)	2011
Newark Airport I and II	2	-	2,757	8,748	-	2,757	8,748	11,505	(270)	2011
Orchard Hill	1	(d)	678	3,756	-	678	3,756	4,434	(132)	2011
Pennsauken Distribution Center	2	-	192	959	417	203	1,365	1,568	(654)	1999
Porete Avenue Warehouse	1	-	5,386	21,869	-	5,386	21,869	27,255	(611)	2011
Port Reading Business Park	1	(d)	3,370	-	24,453	3,370	24,453	27,823	(4,890)	2005
Portview Commerce Center	2	(d)	2,644	21,581	1,835	2,644	23,416	26,060	(747)	2011
Skyland Crossdock	1	-	-	9,831	217	-	10,048	10,048	(316)	2011
Teterboro Meadowlands 15	1	(d)	5,837	23,214	-	5,837	23,214	29,051	(715)	2011
Tri-Port Distribution Ctr	1	-	9,200	1,523	-	9,200	1,523	10,723	(132)	2011
Two South Middlesex	1	-	4,389	8,409	-	4,389	8,409	12,798	(330)	2011

Total New Jersey /New York City	115		197,506	776,871	59,764	197,682	836,459	1,034,141	(112,007)

On Tarmac
BWI Cargo Center E	1	-	-	10,725	-	-	10,725	10,725	(820)	2011
DAY Cargo Center	5	-	-	4,749	32	-	4,781	4,781	(254)	2011
DFW Cargo Center 1	1	-	-	35,117	-	-	35,117	35,117	(1,061)	2011
DFW Cargo Center 2	1	-	-	27,916	14	-	27,930	27,930	(820)	2011
DFW Cargo Center East	3	-	-	19,730	-	-	19,730	19,730	(863)	2011
IAD Cargo Center 5	1	-	-	43,060	20	-	43,080	43,080	(4,417)	2011
JAX Cargo Center	1	-	-	2,892	-	-	2,892	2,892	(166)	2011
JFK Cargo Center 75_77	2	-	-	35,916	733	-	36,649	36,649	(5,762)	2011
LAX Cargo Center	3	-	-	19,217	-	-	19,217	19,217	(917)	2011
MCI Cargo Center 1	1	-	-	2,781	3	-	2,784	2,784	(231)	2011
MCI Cargo Center 2	1	(d)	-	13,096	-	-	13,096	13,096	(561)	2011
PDX Cargo Center Airtrans	2	-	-	13,697	-	-	13,697	13,697	(540)	2011
PHL Cargo Center C2	1	-	-	11,966	25	-	11,991	11,991	(789)	2011
RNO Cargo Center 10_11	2	-	-	4,265	-	-	4,265	4,265	(196)	2011
SEA Cargo Center North	2	(d)	-	14,170	14	-	14,184	14,184	(1,373)	2011
SEA Cargo Center South	1	-	-	2,745	10	-	2,755	2,755	(484)	2011
Sea Cargo Ctr North 6	1	-	-	3,344	-	-	3,344	3,344	(92)	2011

Total On Tarmac	29		-	265,386	851	-	266,237	266,237	(19,346)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Orlando, Florida
Beltway Commerce Center	3	(e)	17,082	25,526	3,619	17,082	29,145	46,227	(1,932)	2008
Chancellor Distribution Center	1	-	380	2,157	2,000	380	4,157	4,537	(2,320)	1994
Chancellor Square	3	-	2,087	9,708	48	2,087	9,756	11,843	(294)	2011
Consulate Distribution Center	3	(e)	4,148	23,617	1,457	4,148	25,074	29,222	(11,288)	1999
LaQuinta Distribution Center	1	-	354	2,006	1,947	354	3,953	4,307	(2,616)	1994
Presidents Drive	6	-	6,845	31,180	151	6,845	31,331	38,176	(1,054)	2011
Sand Lake Service Center	6	-	3,704	19,546	465	3,704	20,011	23,715	(619)	2011

Total Orlando, Florida	23		34,600	113,740	9,687	34,600	123,427	158,027	(20,123)

Phoenix, Arizona
24th Street Industrial Center	2	-	503	2,852	1,730	561	4,524	5,085	(3,002)	1994
Alameda Distribution Center	2	-	3,872	14,358	2,240	3,872	16,598	20,470	(3,757)	2005
Hohokam 10 Business Center	1	(e)	1,317	7,468	925	1,318	8,392	9,710	(3,580)	1999
I-10 West Business Center	3	-	263	1,525	1,058	263	2,583	2,846	(1,625)	1993
Kyrene Commons Distribution Center	3	(e)	1,093	5,475	2,036	1,093	7,511	8,604	(4,095)	1992,1998,1999
Papago Distribution Center	3	-	4,828	20,017	4,027	4,829	24,043	28,872	(6,486)	1994,2005
Riverside Dist Ctr (PHX)	1	-	1,783	7,130	-	1,783	7,130	8,913	(153)	2011
Roosevelt Distribution Center	1	-	1,766	7,065	116	1,766	7,181	8,947	(1,580)	2005
Tolleson Distribution Center	1	-	1,990	7,960	110	1,990	8,070	10,060	(117)	2011
University Dr Distribution Center	1	-	683	2,735	184	683	2,919	3,602	(674)	2005
Watkins Street Distribution Center	1	-	242	1,375	471	243	1,845	2,088	(1,133)	1995
Wilson Drive Distribution Center	1	-	1,273	5,093	856	1,273	5,949	7,222	(1,232)	2005

Total Phoenix, Arizona	20		19,613	83,053	13,753	19,674	96,745	116,419	(27,434)

Portland, Oregon
Columbia Distribution Center	2	-	550	3,121	1,176	551	4,296	4,847	(2,758)	1994
PDX Corporate Center North Phase II	1	(d)(f)	5,051	9,895	1,673	5,051	11,568	16,619	(1,059)	2008
Southshore Corporate Center	5	(d)(f)	13,061	52,299	(1,873)	13,273	50,214	63,487	(11,480)	2005,2006
Wilsonville Corporate Center	3	(d)	1,570	-	7,698	1,588	7,680	9,268	(4,188)	1995

Total Portland, Oregon	11		20,232	65,315	8,674	20,463	73,758	94,221	(19,485)

Reno, Nevada
Golden Valley Distribution Center	1	(d)	940	13,686	2,100	2,415	14,311	16,726	(3,115)	2005
Meredith Kleppe Business Center	1	-	526	753	3,585	526	4,338	4,864	(2,607)	1993
Packer Way Distribution Center	2	-	506	2,879	1,623	506	4,502	5,008	(3,039)	1993
Tahoe-Reno Industrial Center	1	-	3,281	-	23,533	3,281	23,533	26,814	(2,626)	2007
Vista Industrial Park	6	(d)(e)	5,923	26,807	8,559	5,923	35,366	41,289	(13,697)	1994,2001

Total Reno, Nevada	11		11,176	44,125	39,400	12,651	82,050	94,701	(25,084)

San Antonio, Texas
City Park East Distribution Center	4	-	1,334	9,645	1,672	1,334	11,317	12,651	(2,126)	2003,2008
Coliseum Distribution Center	1	-	428	-	5,105	465	5,068	5,533	(3,276)	1994
Macro Distribution Center	3	(e)	1,705	9,024	2,698	1,705	11,722	13,427	(3,113)	2002
Rittiman East Industrial Park	5	-	5,902	23,746	1,153	5,902	24,899	30,801	(4,762)	2006
Rittiman West Industrial Park	2	-	1,230	4,950	708	1,230	5,658	6,888	(1,145)	2006
San Antonio Distribution Center I	6	-	1,203	4,648	6,753	1,203	11,401	12,604	(7,371)	1993
San Antonio Distribution Center II	3	-	885	-	6,778	885	6,778	7,663	(3,715)	1994
San Antonio Distribution Center III	1	-	383	3,220	99	387	3,315	3,702	(2,045)	1996
Tri-County Distribution Center	2	(d)	3,183	12,743	530	3,184	13,272	16,456	(1,993)	2007
Valley Industrial Center	1	-	363	-	4,826	363	4,826	5,189	(2,111)	1997
Woodlake Distribution Center	2	-	248	1,405	1,237	248	2,642	2,890	(1,901)	1994

Total San Antonio, Texas	30		16,864	69,381	31,559	16,906	100,898	117,804	(33,558)

San Francisco Bay Area, California
Acer Distribution Center	1	(d)	3,368	15,139	133	3,368	15,272	18,640	(517)	2011
Albrae Business Center	1	(d)	2,771	7,536	-	2,771	7,536	10,307	(278)	2011
Alvarado Business Center	10	(d)	20,739	62,595	3,319	20,739	65,914	86,653	(14,791)	2005
Arques Business Pk	2	-	4,895	12,848	11	4,895	12,859	17,754	(402)	2011
Bayshore Distribution Center	1	-	6,450	15,049	400	6,450	15,449	21,899	(157)	2011
Bayside Corporate Center	7	(e)	4,365	-	19,899	4,365	19,899	24,264	(11,152)	1995,1996
Bayside Plaza I	12	-	5,212	18,008	6,225	5,216	24,229	29,445	(14,417)	1993
Bayside Plaza II	2	-	634	-	3,347	634	3,347	3,981	(2,163)	1994
Brennan Distribution	1	(d)	1,912	7,553	7	1,912	7,560	9,472	(270)	2011
Chabot Commerce Ctr	2	-	5,222	13,697	2,866	5,222	16,563	21,785	(565)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Component Drive Ind Port	3	-	2,829	13,532	92	2,829	13,624	16,453	(456)	2011
Cypress	1	-	1,065	5,103	13	1,065	5,116	6,181	(170)	2011
Dado Distribution	1	-	2,194	11,079	141	2,194	11,220	13,414	(386)	2011
Doolittle Distribution Center	1	-	2,843	18,849	198	2,843	19,047	21,890	(551)	2011
Dowe Industrial Center	2	(d)	5,884	20,400	78	5,884	20,478	26,362	(717)	2011
Dublin Ind Portfolio	1	-	3,241	15,951	-	3,241	15,951	19,192	(472)	2011
East Bay Doolittle	1	-	4,015	15,988	-	4,015	15,988	20,003	(577)	2011
East Grand Airfreight	2	(d)	3,977	11,730	19	3,977	11,749	15,726	(355)	2011
Edgewater Industrial Center	1	-	6,630	31,153	99	6,630	31,252	37,882	(1,082)	2011
Eigenbrodt Way Distribution Center	1	(d)	393	2,228	584	393	2,812	3,205	(1,738)	1993
Gateway Corporate Center	10	-	6,736	24,747	7,286	6,744	32,025	38,769	(19,711)	1993
Hayward Commerce Center	4	-	1,933	10,955	2,893	1,933	13,848	15,781	(8,412)	1993
Hayward Distribution Center	4	(d)	1,693	10,466	5,806	2,114	15,851	17,965	(10,128)	1993
Hayward Ind-Hathaway	2	-	6,177	8,271	(8)	6,177	8,263	14,440	(631)	2011
Hayward Industrial Center	13	(d)	4,481	25,393	7,384	4,481	32,777	37,258	(19,974)	1993
Junction Industrial Park	4	-	7,658	39,106	616	7,658	39,722	47,380	(1,143)	2011
Lakeside BC	2	-	7,280	25,133	323	7,280	25,456	32,736	(676)	2011
Laurelwood Drive	2	-	3,941	13,161	16	3,941	13,177	17,118	(391)	2011
Lawrence SSF	1	-	2,189	7,498	13	2,189	7,511	9,700	(249)	2011
Livermore Distribution Center	4	-	8,992	26,976	1,680	8,992	28,656	37,648	(6,689)	2005
Manzanita R and D	1	-	1,420	3,454	-	1,420	3,454	4,874	(105)	2011
Martin-Scott Ind Port	2	-	3,546	9,717	-	3,546	9,717	13,263	(95)	2011
Moffett Distribution	7	(d)	16,889	30,590	50	16,889	30,640	47,529	(1,022)	2011
Moffett Park-Bordeaux R and D	4	-	6,663	19,552	26	6,663	19,578	26,241	(659)	2011
Moffett Park R and D Portfolio	10	-	19,466	50,781	567	19,466	51,348	70,814	(1,851)	2011
North First Dist Ctr	1	-	1,656	3,864	-	1,656	3,864	5,520	(45)	2011
Oakland Industrial Center	3	(d)	8,234	24,704	1,907	8,235	26,610	34,845	(5,816)	2005
Overlook Distribution Center	1	(e)	1,573	8,915	120	1,573	9,035	10,608	(3,917)	1999
Pacific Business Center	2	-	6,075	26,260	122	6,075	26,382	32,457	(785)	2011
Pacific Commons Industrial Center	6	(d)(f)	27,568	82,855	1,933	27,591	84,765	112,356	(18,790)	2005
Pacific Industrial Center	6	(d)	21,676	65,083	2,134	21,675	67,218	88,893	(15,098)	2005
San Leandro Distribution Center	3	(d)	1,387	7,862	2,306	1,387	10,168	11,555	(6,318)	1993
Shoreline Business Center	8	-	4,328	16,101	3,733	4,328	19,834	24,162	(11,545)	1993
Silicon Valley R and D	4	-	6,059	21,762	198	6,059	21,960	28,019	(682)	2011
South Bay Brokaw	3	-	4,014	23,296	371	4,014	23,667	27,681	(696)	2011
South Bay Junction	2	-	3,662	21,120	74	3,662	21,194	24,856	(637)	2011
South Bay Lundy	2	-	6,500	33,642	563	6,500	34,205	40,705	(1,006)	2011
Spinnaker Business Center	12	-	7,043	25,220	7,555	7,043	32,775	39,818	(19,483)	1993
Thornton Business Center	4	-	2,047	11,706	2,913	2,066	14,600	16,666	(8,326)	1993
TriPoint Bus Park	4	-	9,057	23,727	2,606	9,057	26,333	35,390	(701)	2011
Utah Airfreight	1	(d)	10,657	42,842	39	10,657	42,881	53,538	(1,294)	2011
Wiegman Road	1	-	2,285	12,531	-	2,285	12,531	14,816	(333)	2011
Willow Park Ind - Ph 1	7	-	6,628	18,118	149	6,628	18,267	24,895	(692)	2011
Willow Park Ind - Ph 2 and 3	4	-	15,086	27,044	304	15,086	27,348	42,434	(1,008)	2011
Willow Park Ind - Ph 4 5 7 8	8	-	12,131	65,486	1,457	12,131	66,943	79,074	(2,015)	2011
Willow Park Ind - Ph 6	2	-	3,696	20,929	632	3,696	21,561	25,257	(713)	2011
Yosemite Drive	1	-	2,439	12,068	157	2,439	12,225	14,664	(350)	2011
Zanker-Charcot Industrial	5	-	4,867	28,750	111	4,867	28,861	33,728	(845)	2011
Total San Francisco Bay Area, California	213		356,371	1,228,123	93,467	356,846	1,321,115	1,677,961	(224,047)
Savannah, Georgia
Morgan Bus Ctr	1	-	2,161	14,680	6	2,161	14,686	16,847	(389)	2011
Total Savannah, Georgia	1		2,161	14,680	6	2,161	14,686	16,847	(389)
Seattle, Washington
East Valley Warehouse	1	-	10,472	57,825	-	10,472	57,825	68,297	(1,575)	2011
Harvest Business Park	3	(f)	3,541	18,827	35	3,541	18,862	22,403	(551)	2011
Kent Centre Corporate Park	4	(f)	5,397	21,599	(152)	5,397	21,447	26,844	(642)	2011
Kingsport Industrial Park	7	-	16,605	48,942	393	16,605	49,335	65,940	(1,822)	2011
NDP -Seattle	1	(f)	1,936	3,901	50	1,936	3,951	5,887	(128)	2011
Northwest Distribution Center	3	(f)	5,114	24,090	249	5,114	24,339	29,453	(707)	2011
ProLogis Park SeaTac	2	(d)	12,230	14,170	3,336	12,457	17,279	29,736	(1,420)	2008
Puget Sound Airfreight	1	-	1,408	4,201	36	1,408	4,237	5,645	(133)	2011
Renton Northwest Corp. Park	4	(d)	5,102	17,946	110	5,102	18,056	23,158	(612)	2011
Sumner Landing	1	-	10,332	32,545	-	10,332	32,545	42,877	(848)	2011
Total Seattle, Washington	27		72,137	244,046	4,057	72,364	247,876	320,240	(8,438)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
South Florida
Airport West Distribution Center	2	(d)(e)	1,253	3,825	3,628	1,974	6,732	8,706	(3,066)	1995,1998
Beacon Centre	18	-	37,998	196,004	943	37,998	196,947	234,945	(5,508)	2011
Beacon Industrial Park	8	(d)	20,139	68,093	384	20,139	68,477	88,616	(1,961)	2011
Blue Lagoon Business Park	2	(d)	9,189	29,451	781	9,189	30,232	39,421	(904)	2011
Boca Distribution Center	1	-	1,474	5,918	772	1,474	6,690	8,164	(1,215)	2006
CenterPort Distribution Center	3	-	2,083	11,806	1,377	2,202	13,064	15,266	(5,833)	1999
Cobia Distribution Center	2	(d)	4,632	13,903	4	4,632	13,907	18,539	(456)	2011
Copans Distribution Center	2	-	504	2,857	1,015	504	3,872	4,376	(1,725)	1997,1998
Dade Distribution Center	1	-	2,589	14,669	301	2,589	14,970	17,559	(3,395)	2005
Dolphin Distribution Center	1	(d)	2,716	7,364	599	2,716	7,963	10,679	(266)	2011
International Corp Park	2	-	10,596	15,898	343	10,596	16,241	26,837	(1,011)	2010
Marlin Distribution Center	1	-	1,844	6,603	3	1,844	6,606	8,450	(229)	2011
Miami Airport Business Center	6	-	11,173	45,921	986	11,173	46,907	58,080	(1,431)	2011
North Andrews Distribution Center	1	-	698	3,956	198	698	4,154	4,852	(2,371)	1994
Pompano Beach Distribution Center	3	-	11,035	15,136	3,176	11,035	18,312	29,347	(1,284)	2008
Pompano Center of Commer	5	-	5,171	13,930	115	5,171	14,045	19,216	(406)	2011
Port Lauderdale Distribution Center	2	(d)	896	-	8,988	2,205	7,679	9,884	(3,216)	1997
ProLogis Park I-595	2	(d)	1,998	11,326	604	1,999	11,929	13,928	(3,683)	2003
Sawgrass Distribution Center	2	-	10,016	-	14,740	10,016	14,740	24,756	(786)	2009
Tarpon Distribution Center	1	(d)	1,847	6,451	60	1,847	6,511	8,358	(240)	2011
Total South Florida	65		137,851	473,111	39,017	140,001	509,978	649,979	(38,986)
Southern California
Anaheim Industrial Center	13	(d)	32,275	59,983	2,074	32,275	62,057	94,332	(13,673)	2005
Anaheim Industrial Property	1	-	5,096	10,816	-	5,096	10,816	15,912	(338)	2011
Artesia Industrial	21	-	72,538	151,404	507	72,538	151,911	224,449	(5,097)	2011
Bell Ranch Distribution	4	-	5,539	23,092	167	5,539	23,259	28,798	(724)	2011
Carob Distribution Center	1	-	3,316	4,974	-	3,316	4,974	8,290	(91)	2011
Carson Industrial	12	-	13,608	32,802	117	13,608	32,919	46,527	(1,115)	2011
Carson Town Center	2	-	11,781	31,572	35	11,781	31,607	43,388	(909)	2011
Chartwell Distribution Center	1	-	6,417	16,964	-	6,417	16,964	23,381	(529)	2011
Crossroads Business Park	7	(d)	21,393	82,655	96,885	74,914	126,019	200,933	(22,904)	2005,2010
Del Amo Industrial Center	1	-	7,471	17,889	156	7,471	18,045	25,516	(624)	2011
Dominguez North Industrial Center	2	(d)	7,340	13,739	248	7,366	13,961	21,327	(2,448)	2007
Eaves Distribution Center	3	(d)	13,914	31,041	37	13,914	31,078	44,992	(1,129)	2011
Ford Distribution Cntr	7	-	29,895	81,433	51	29,895	81,484	111,379	(2,947)	2011
Fordyce Distribution Center	1	(d)	6,110	19,485	16	6,110	19,501	25,611	(707)	2011
Fullerton Industrial Center	1	-	3,831	7,115	201	3,831	7,316	11,147	(1,638)	2005
Harris Bus Ctr Alliance II	9	(d)	13,134	66,195	419	13,134	66,614	79,748	(2,014)	2011
Haven Distribution Center	4	(d)	96,975	73,903	7,227	96,975	81,130	178,105	(7,015)	2008
Industry Distribution Center	7	(d)(f)	50,268	93,355	3,207	50,268	96,562	146,830	(21,428)	2005
Inland Empire Distribution Center	4	(d)	31,581	56,330	6,756	32,360	62,307	94,667	(14,323)	2005
International Multifoods	1	-	4,700	8,036	305	4,700	8,341	13,041	(270)	2011
Kaiser Distribution Center	8	(d)(f)	130,680	242,618	15,519	136,030	252,787	388,817	(53,062)	2005,2008
Los Angeles Industrial Center	2	-	3,777	7,015	326	3,777	7,341	11,118	(1,670)	2005
Meridian Park	1	-	12,931	24,268	85	12,931	24,353	37,284	(3,385)	2008
Mid Counties Industrial Center	15	(d)	49,607	87,344	11,617	49,607	98,961	148,568	(22,703)	2005,2006,2010
NDP - Los Angeles	5	-	14,855	41,115	210	14,855	41,325	56,180	(1,449)	2011
Normandie Industrial	1	-	12,297	14,957	301	12,297	15,258	27,555	(614)	2011
North County Dist Ctr	1	-	7,344	11,016	11	7,344	11,027	18,371	(132)	2011
Orange Industrial Center	2	-	5,930	11,014	433	5,930	11,447	17,377	(2,468)	2005
ProLogis Park Ontario	2	(d)	25,499	47,366	501	25,499	47,867	73,366	(8,133)	2007
Rancho Cucamonga Distribution Center	4	(d)(f)	46,471	86,305	324	46,472	86,628	133,100	(19,195)	2005
Redlands Distribution Center	2	(d)	21,543	43,423	28,322	22,810	70,478	93,288	(9,116)	2006,2007
Riverbluff Distribution Center	1	(d)	42,964	-	32,798	42,964	32,798	75,762	(3,223)	2009
Santa Ana Distribution Center	2	-	4,318	8,019	646	4,318	8,665	12,983	(1,852)	2005
South Bay Distribution Center	4	(d)	14,478	27,511	2,909	15,280	29,618	44,898	(6,495)	2005,2007
Spinnaker Logistics	1	(d)	13,483	23,042	526	13,483	23,568	37,051	(754)	2011
Stadium BP	1	-	7,628	1,284	-	7,628	1,284	8,912	(140)	2011
Starboard Distribution Ctr	1	-	18,763	53,824	-	18,763	53,824	72,587	(1,639)	2011
Sunset Dist. Center	3	(d)	9,614	21,168	(54)	9,614	21,114	30,728	(764)	2011
Triton Distribution Center	1	(d)	11,336	9,211	-	11,336	9,211	20,547	(372)	2011
Van Nuys Airport Industrial	4	-	23,455	39,916	168	23,455	40,084	63,539	(1,215)	2011
Vernon Distribution Center	15	-	25,439	47,250	2,670	25,441	49,918	75,359	(11,423)	2005

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Vernon Industrial	2	-	3,626	3,319	147	3,626	3,466	7,092	(383)	2011
Vista Rialto Distrib Ctr	1	-	5,885	25,991	-	5,885	25,991	31,876	(663)	2011
Walnut Drive	1	-	2,665	7,397	-	2,665	7,397	10,062	(227)	2011
Watson Industrial Center AFdII	1	(d)	6,944	11,193	-	6,944	11,193	18,137	(370)	2011
Wilmington Avenue Warehouse	2	-	11,172	34,723	6	11,173	34,728	45,901	(1,043)	2011

Total Southern California	185		969,886	1,813,072	215,873	1,031,635	1,967,196	2,998,831	(252,413)

St. Louis, Missouri
Earth City Industrial Center	5	-	2,225	12,819	5,239	2,226	18,057	20,283	(9,754)	1997,1998
Westport Distribution Center	1	-	365	1,247	2,263	365	3,510	3,875	(1,697)	1997

Total St. Louis, Missouri	6		2,590	14,066	7,502	2,591	21,567	24,158	(11,451)

Tampa, Florida
Adamo Distribution Center	1	-	105	1,446	-	105	1,446	1,551	(904)	1995
Madison Distribution Center	1	-	-	5,313	(946)	3,188	1,179	4,367	(297)	2007
Sabal Park Distribution Center	6	(d)	1,933	-	18,920	2,269	18,584	20,853	(8,352)	1996,1997,1998
Tampa East Distribution Center	2	-	368	2,703	472	368	3,175	3,543	(1,907)	1994
Tampa West Distribution Center	1	-	578	4,051	336	578	4,387	4,965	(2,668)	1994

Total Tampa, Florida	11		2,984	13,513	18,782	6,508	28,771	35,279	(14,128)

Baltimore/Washington
1901 Park 100 Drive	1	-	2,409	7,227	899	2,409	8,126	10,535	(1,676)	2006
Airport Commons Distribution Center	2	(d)	2,320	-	9,048	2,360	9,008	11,368	(3,729)	1997
Ardmore Distribution Center	3	-	1,431	8,110	1,957	1,431	10,067	11,498	(6,136)	1994
Ardmore Industrial Center	2	-	984	5,581	1,444	985	7,024	8,009	(4,401)	1994
Beltway Distribution	1	-	9,211	33,922	167	9,211	34,089	43,300	(1,027)	2011
Corcorde Industrial Center	4	(d)	1,538	8,717	3,577	1,538	12,294	13,832	(7,446)	1995
Corridor Industrial	1	-	1,921	7,224	-	1,921	7,224	9,145	(224)	2011
Crysen Industrial	1	-	2,285	6,267	125	2,285	6,392	8,677	(209)	2011
DeSoto Business Park	6	-	2,709	12,892	8,099	2,710	20,990	23,700	(9,709)	1996,2007
Gateway Distribution Center	2	-	193	-	4,613	831	3,975	4,806	(1,612)	1998
Granite Hill Dist. Center	2	-	2,959	9,344	-	2,959	9,344	12,303	(338)	2011
Greenwood Industrial	3	-	6,828	24,253	198	6,828	24,451	31,279	(765)	2011
Meadowridge Distribution Center	1	(d)	1,757	-	6,364	1,902	6,219	8,121	(2,449)	1998
Meadowridge Industrial	3	-	4,845	20,576	301	4,845	20,877	25,722	(571)	2011
Patuxent Range Road	2	-	2,281	9,638	191	2,281	9,829	12,110	(296)	2011
Preston Court	1	-	2,326	10,146	-	2,326	10,146	12,472	(309)	2011

Total Baltimore/Washington	35		45,997	163,897	36,983	46,822	200,055	246,877	(40,897)

Mexico:
Agua Fria Ind. Park	3	(d)	2,945	24,560	-	2,945	24,560	27,505	(336)	2011
Arrayanes IP (REIT)	1	-	7,044	3,775	-	7,044	3,775	10,819	(100)	2011
Bermudez Industrial Center	2	-	1,155	4,619	3,979	1,158	8,595	9,753	(1,807)	2007
Bosques Industrial Park	1	(d)	1,983	6,256	-	1,983	6,256	8,239	(174)	2011
Carrizal Ind Park	3	(d)	2,778	37,311	-	2,778	37,311	40,089	(288)	2011
Cedros-Tepotzotlan Distribution Center	2	(d)	11,990	6,719	15,675	12,799	21,585	34,384	(3,387)	2006,2007
Centro Industrial Center	3	-	8,274	-	14,081	8,274	14,081	22,355	(1,074)	2009
Del Norte Industrial Center II	2	-	1,523	5,729	757	1,512	6,497	8,009	(471)	2008
El Puente Industrial Center	2	-	1,906	5,823	1,822	1,889	7,662	9,551	(897)	2008
El Salto Distribution Center	2	(d)	4,473	6,159	2,449	4,449	8,632	13,081	(595)	2008
Los Altos Ind Park	2	(d)	1,731	26,300	-	1,731	26,300	28,031	(201)	2011
Mezquite III prefund	1	(d)	906	16,915	-	906	16,915	17,821	(128)	2011
Monterrey Airport	3	(d)	9,263	12,878	16,331	9,218	29,254	38,472	(2,091)	2007,2008
Monterrey Industrial Park	8	(d)	12,079	32,861	2,965	12,409	35,496	47,905	(344)	1997,2011
Nor-T Distribution Center	4	-	7,247	32,135	3,148	5,898	36,632	42,530	(6,885)	2006
Ojo de Agua Ind Ctr	1	(d)	1,826	11,447	-	1,826	11,447	13,273	(95)	2011
Pacifico Distr Ctr	4	-	2,886	15,431	-	2,886	15,431	18,317	(399)	2011
Palma 1 Dist. Ctr.	1	-	1,972	4,888	-	1,972	4,888	6,860	(140)	2011
Parque Opcion	1	-	1,244	1,919	-	1,244	1,919	3,163	(71)	2011
Pharr Bridge Industrial Center	2	-	3,947	3,683	13,244	4,011	16,863	20,874	(1,384)	2008,2009
Piracanto Ind Park	4	-	11,646	36,470	-	11,646	36,470	48,116	(1,164)	2011
ProLogis Park Alamar	3	-	20,540	17,081	(1,290)	20,536	15,795	36,331	(1,418)	2008
Puente Grande Distribution Center	2	(d)	14,975	6,813	12,021	14,889	18,920	33,809	(2,043)	2008,2009

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction /Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Ramon Rivera Lara Industrial Center	1	-	444	-	4,040	2,269	2,215	4,484	(792)	2000
Toluca Distribution Center	1	(d)	7,953	-	16,521	7,952	16,522	24,474	(1,082)	2009
Tres Rios	2	-	5,333	14,600	-	5,333	14,600	19,933	(397)	2011

Total Mexico	61		148,063	334,372	105,743	149,557	438,621	588,178	(27,763)

Canada
Airport Rd. Dist Ctr	1	-	30,563	91,030	1,463	30,917	92,139	123,056	(2,332)	2011
Annagem Dist. Center	1	-	4,123	14,613	242	4,170	14,808	18,978	(389)	2011
Annagem Distrib Centre II	1	-	2,321	5,569	132	2,347	5,675	8,022	(178)	2011
Bolton Distribution Center	1	-	9,324	-	27,799	9,450	27,673	37,123	(1,297)	2009
Keele Distribution Center	1	-	1,450	5,704	209	1,469	5,894	7,363	(53)	2011
Millcreek Distribution Ctr	2	-	10,112	39,005	832	10,229	39,720	49,949	(1,025)	2011
Milton 401 Bus. Park	1	-	7,889	27,510	157	7,980	27,576	35,556	(679)	2011
Milton 402 Bus Park	1	-	7,340	23,472	612	7,425	23,999	31,424	(600)	2011
Milton Crossings Bus Pk	2	-	23,040	57,180	2,110	23,307	59,023	82,330	(1,579)	2011
Mississauga Gateway Center	1	-	2,350	6,839	1,467	2,381	8,275	10,656	(850)	2008
Pearson Logist. Ctr	2	-	14,699	52,673	994	14,869	53,497	68,366	(1,370)	2011

Total Canada	14		113,211	323,595	36,017	114,544	358,279	472,823	(10,352)

Subtotal Americas Markets:	1,445		2,904,712	8,745,563	1,633,652	3,008,369	10,275,558	13,283,927	(1,814,007)

European Markets
Austria
Himberg DC	1	-	4,000	-	6,192	4,025	6,167	10,192	(160)	2011

Total Austria	1		4,000	-	6,192	4,025	6,167	10,192	(160)

Belgium
Boom Distribution Ct	1	-	14,722	24,355	-	14,722	24,355	39,077	(696)	2011
Liege Park	1	(d)	490	19,616	-	490	19,616	20,106	(710)	2011
Tongeren Dist Ctr	1	(d)	843	15,153	-	843	15,153	15,996	(525)	2011
Vilvoorde Dist Ctr	1	(d)	4,654	10,960	-	4,654	10,960	15,614	(725)	2011
Willebroek Distribution Center	2	(d)	8,629	19,679	42	8,629	19,721	28,350	(1,398)	2011

Belgium	6		29,338	89,763	42	29,338	89,805	119,143	(4,054)

Czech Republic
Ostrava Distribution Center	2	-	7,944	57,146	(2,791)	9,552	52,747	62,299	(4,122)	2008
Prague East Dist Ctr	9	(d)	22,544	72,186	364	22,544	72,550	95,094	(3,735)	2011
Prague West	3	(d)	5,700	23,468	433	5,700	23,901	29,601	(935)	2011
Stenovice Distribution Center	3	-	4,196	32,225	13,262	4,658	45,025	49,683	(3,189)	2008,2009
Uzice Distribution Center	3	-	8,147	-	57,633	8,147	57,633	65,780	(5,719)	2007,2009

Total Czech Republic	20		48,531	185,025	68,901	50,601	251,856	302,457	(17,700)

France
Anger Dist Ctr	1	-	948	21,929	34	948	21,963	22,911	(803)	2011
Arras Dist Ctr	1	-	1,268	22,462	31	1,268	22,493	23,761	(833)	2011
Aulnay Dist Ctr	2	(d)	7,740	42,083	109	7,740	42,192	49,932	(1,448)	2011
Avignon Distribution Center	1	-	2,990	23,937	(2,210)	2,990	21,727	24,717	(1,694)	2008
Belfort Dist Ctr	1	(d)	2,451	19,986	73	2,451	20,059	22,510	(887)	2011
Blois Dist Ctr	1	-	4,837	34,643	-	4,837	34,643	39,480	(2,127)	2011
Cavaillon Dist Ctr	1	(d)	1,307	17,829	171	1,307	18,000	19,307	(701)	2011
Clesud Grans Miramas Distribution Center	6	(d)	10,919	99,725	468	10,919	100,193	111,112	(4,334)	2011
Evry Dist Ctr	5	(d)	20,065	127,254	1,337	20,065	128,591	148,656	(5,457)	2011
FM Portfolio Acquisition	3	-	24,617	83,131	338	24,617	83,469	108,086	(3,135)	2011
Isle dAbeau C	1	-	3,717	15,804	-	3,717	15,804	19,521	(438)	2011
Isle d’Abeau DC	1	-	3,750	28,384	-	3,750	28,384	32,134	(618)	2011
Isle d’Abeau Distribution Center	14	(d)	42,172	201,217	31,397	42,172	232,614	274,786	(13,907)	2006,2011
Le Havre DC	1	-	6,170	14,903	43	6,170	14,946	21,116	(387)	2011
Le Havre Distribution Center	8	(d)	14,654	99,576	16,750	14,654	116,326	130,980	(5,870)	2009,2011
LGR Genevill. 1 SAS	1	-	2,409	4,252	-	2,409	4,252	6,661	(109)	2011
LGR Genevill. 2 SAS	1	-	1,852	4,590	12	1,852	4,602	6,454	(111)	2011
Lille Dist Ctr	4	(d)	9,311	64,833	222	9,311	65,055	74,366	(2,609)	2011
Lognes Dist Ctr	1	-	3,007	10,622	16	3,007	10,638	13,645	(538)	2011
Macon Distribution Center	1	-	2,052	-	25,224	2,990	24,286	27,276	(2,877)	2006
Metz Dist Ctr	1	(d)	2,196	7,973	14	2,196	7,987	10,183	(267)	2011
Mitry Mory Distribution Center	3	-	11,975	82,372	90	11,975	82,462	94,437	(3,463)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Moissy Cramayel Distribution Center	2	-	5,039	6,122	18,557	5,070	24,648	29,718	(583)	2009,2011
Orleans Dist Ctr	7	(d)	20,542	131,005	908	20,542	131,913	152,455	(5,611)	2011
Plessis Dist Ctr	2	-	5,132	31,277	286	5,132	31,563	36,695	(1,075)	2011
Port of Rouen	1	-	-	25,029	-	-	25,029	25,029	(686)	2011
Rennes Distribution Center	1	-	562	-	12,091	562	12,091	12,653	(682)	2009
Savigny le Temple Dist Ctr	1	(d)	1,844	29,411	10	1,843	29,422	31,265	(1,006)	2011
Strasbourg Distribution Center	2	-	-	30,240	(3,213)	-	27,027	27,027	(2,130)	2008
Vatry Dist Ctr	2	-	2,588	39,146	149	2,589	39,294	41,883	(1,258)	2011
Vemars Distribution Center	4	-	12,769	-	48,751	12,769	48,751	61,520	(2,253)	2009
Villebon DC 1 Hldg SAS	1	-	1,368	5,727	-	1,368	5,727	7,095	(142)	2011

Total France	82		230,251	1,325,462	151,658	231,220	1,476,151	1,707,371	(68,039)

Germany
Alzenau Distribution Center	2	(d)	7,941	21,832	(1,544)	7,941	20,288	28,229	(1,142)	2008,2011
Augsburg Distribution Center	2	-	8,418	-	19,597	8,418	19,597	28,015	(991)	2009
Bingen Dist Ctr	1	(d)	5,467	12,820	12	5,467	12,832	18,299	(894)	2011
Cologne Eifeltor Distribution Center	4	-	15,542	41,754	(548)	15,620	41,128	56,748	(2,188)	2008,2011
Dradenau Dist Ctr	2	-	4,811	43,163	94	4,811	43,257	48,068	(2,691)	2011
Düsseldorf DC	1	-	5,040	8,627	3,833	5,040	12,460	17,500	(290)	2011
Gernsheim Dist Ctr	1	(d)	4,784	7,794	55	4,784	7,849	12,633	(473)	2011
Hannover Airport Dist Ctr	1	-	3,430	-	8,212	3,431	8,211	11,642	(235)	2010
Hausbruch Ind Ctr 4- B	1	-	8,932	7,426	-	8,932	7,426	16,358	(445)	2011
Hausbruch Ind Ctr 5- 650	1	-	3,215	851	-	3,215	851	4,066	(56)	2011
Heilbronn Distribution Center	3	-	12,547	-	38,307	12,547	38,307	50,854	(2,465)	2009
Herford Distribution Center	2	-	2,409	-	11,506	2,409	11,506	13,915	(604)	2009
Kolleda Distribution Center	1	-	277	4,279	(342)	277	3,937	4,214	(288)	2008
Krefeld Park	1	(d)	1,752	8,589	27	1,752	8,616	10,368	(373)	2011
Lauenau Dist Ctr	1	-	2,998	6,582	21	2,998	6,603	9,601	(289)	2011
Leipzig DC	2	-	4,297	-	8,751	4,311	8,737	13,048	(366)	2010,2011
Malsfeld Dist Ctr	1	(d)	2,406	10,615	-	2,406	10,615	13,021	(597)	2011
Martinszehnten Dist Ctr	1	-	5,190	7,560	110	5,190	7,670	12,860	(496)	2011
Meerane Distribution Center	1	-	738	5,680	(297)	738	5,383	6,121	(352)	2008
Muggensturm	2	(d)	3,805	15,249	20	3,805	15,269	19,074	(666)	2011
Munich Distribution Center	2	(d)	10,626	23,802	-	10,626	23,802	34,428	(1,377)	2011
Neustadt Dist Ctr	1	-	4,582	10,007	42	4,582	10,049	14,631	(482)	2011
Saarwellingen Dist Ctr	2	(d)	4,084	8,737	13	4,084	8,750	12,834	(440)	2011

Total Germany	36		123,291	245,367	87,869	123,384	333,143	456,527	(18,200)

Hungary
Batta Distribution Center	2	-	4,076	15,731	5,070	5,942	18,935	24,877	(1,270)	2008,2010
Budaors Dist Ctr	1	-	3,007	15,814	76	3,007	15,890	18,897	(833)	2011
Budapest Park	3	(d)	2,231	26,425	160	2,231	26,585	28,816	(1,100)	2011
Budapest Park Phase II	1	-	946	21,085	(4,428)	4,278	13,325	17,603	(1,453)	2008
Budapest- Sziget Dist. Center	1	-	2,746	9,442	(795)	2,787	8,606	11,393	(568)	2008
Harbor Park Dist Ctr	10	-	5,622	60,967	142	5,622	61,109	66,731	(3,081)	2011
Hegyeshalom Distribution Center	1	-	959	-	11,305	1,052	11,212	12,264	(1,107)	2007

Total Hungary	19		19,587	149,464	11,530	24,919	155,662	180,581	(9,412)

Italy
Arena Po Dist Ctr	2	-	8,911	23,813	66	8,911	23,879	32,790	(968)	2011
Bologna Distribution Center	1	(d)	7,702	30,955	35	7,702	30,990	38,692	(1,312)	2011
Castel San Giovanni Dist Ctr	1	-	3,703	11,151	28	3,703	11,179	14,882	(714)	2011
Cortemaggiore Dist Ctr	1	-	6,538	23,595	63	6,538	23,658	30,196	(905)	2011
Lodi Distribution Center	7	(d)	35,080	107,059	5,081	39,040	108,180	147,220	(10,498)	2005,2006,2011
Milan West Dist Ctr	1	(d)	4,412	16,938	42	4,412	16,980	21,392	(599)	2011
Piacenza Dist Ctr	4	(d)	14,268	44,670	829	14,268	45,499	59,767	(1,664)	2011
Romentino Distribution Center	4	(d)	12,107	28,774	30,466	12,107	59,240	71,347	(5,372)	2006,2011
Siziano Logis Park	1	-	11,829	26,409	-	11,829	26,409	38,238	(748)	2011
Turin Distribution Center	1	-	3,640	15,015	46	3,640	15,061	18,701	(767)	2011

Total Italy	23		108,190	328,379	36,656	112,150	361,075	473,225	(23,547)

Netherlands
Bleiswijk DC	1	-	26,497	17,135	-	26,497	17,135	43,632	(634)	2011
DistriPark Maasvlakte	3	-	-	27,339	239	-	27,578	27,578	(1,287)	2011
Eemhaven Ind Park	4	-	-	44,900	-	-	44,900	44,900	(1,714)	2011
Lijnden DC	1	-	7,567	6,009	-	7,567	6,009	13,576	(196)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Moerdijk Dist Ctr	3	(d)	11,521	29,938	82	11,521	30,020	41,541	(1,304)	2011
Schiphol Dist Ctr	4	(d)	18,957	62,317	136	18,957	62,453	81,410	(2,058)	2011
Tilburg Dist Ctr	2	(d)	8,825	47,004	120	8,825	47,124	55,949	(1,622)	2011
Trade Port West Dist Ctr	3	(d)	13,315	28,352	359	13,315	28,711	42,026	(1,279)	2011
Veghel Dist Ctr	1	(d)	3,608	13,391	29	3,608	13,420	17,028	(476)	2011
Total Netherlands	22		90,290	276,385	965	90,290	277,350	367,640	(10,570)
Poland
Bedzin Distribution Center	3	(d)	6,356	23,558	8,704	6,356	32,262	38,618	(1,509)	2009,2011
Blonie II Distribution Center	2	-	6,676	-	22,757	6,677	22,756	29,433	(1,483)	2009
Blonie Ind Park	4	(d)	6,929	32,935	380	6,929	33,315	40,244	(1,324)	2011
Chorzow Distribution Center	2	-	15,353	-	47,031	15,354	47,030	62,384	(2,430)	2009
Nadarzyn Distribution Center	1	-	2,704	-	8,051	2,704	8,051	10,755	(471)	2009
Piotrkow Distribution Center	5	(d)	10,413	49,136	(326)	11,895	47,328	59,223	(2,461)	2008,2011
Piotrkow II Distribution Center	1	-	1,758	-	5,896	1,758	5,896	7,654	(356)	2009
Poznan II Distribution Center	3	(d)	5,800	16,676	8,087	5,800	24,763	30,563	(1,717)	2007,2011
Poznan Park	4	(d)	5,099	17,926	71	5,099	17,997	23,096	(856)	2011
ProLogis Park Rawa	1	-	2,883	-	10,742	2,883	10,742	13,625	(621)	2009
Sochaczew Distribution Center.	2	-	143	12,704	1,905	801	13,951	14,752	(1,173)	2008
Sosnowiec Dist Ctr	2	-	1,614	26,218	118	1,614	26,336	27,950	(1,437)	2011
Szczecin Distribution Center	1	-	3,231	21,213	148	3,231	21,361	24,592	(1,362)	2008
Teresin Dist Ctr	4	(d)	7,844	37,948	1,005	7,844	38,953	46,797	(1,824)	2011
Warsaw Ind Ctr	4	(d)	8,295	33,503	433	8,295	33,936	42,231	(1,133)	2011
Wroclaw Distribution Center	4	(d)	9,306	52,203	(1,258)	11,513	48,738	60,251	(3,955)	2008,2011
Wroclaw III Distribution Center	2	-	6,476	-	31,917	6,476	31,917	38,393	(2,020)	2009
Total Poland	45		100,880	324,020	145,661	105,229	465,332	570,561	(26,132)
Romania
Bucharest Distribution Center	4	-	7,545	32,984	12,133	9,431	43,231	52,662	(4,494)	2007,2008
Total Romania	4		7,545	32,984	12,133	9,431	43,231	52,662	(4,494)
Slovakia
Sered Distribution Center	1	-	2,611	-	14,045	2,611	14,045	16,656	(861)	2009
Total Slovakia	1		2,611	-	14,045	2,611	14,045	16,656	(861)
Spain
Alcala Dist Ctr	5	(d)	33,064	84,745	253	33,064	84,998	118,062	(4,386)	2011
Barajas MAD Logistics	4	-	-	54,025	341	-	54,366	54,366	(1,632)	2011
Coslada Dist Ctr	1	-	5,609	8,524	15	5,609	8,539	14,148	(375)	2011
Massalaves Distribution Center	1	-	2,797	-	8,845	2,796	8,846	11,642	(515)	2009
Penedes Dist Ctr	1	-	7,609	12,607	34	7,609	12,641	20,250	(843)	2011
Sallent Distribution Center	1	-	9,248	-	6,315	9,248	6,315	15,563	(355)	2009
Sant Boi Park	5	-	80,642	86,776	87	80,642	86,863	167,505	(3,755)	2011
Tarancon Distribution Center	1	-	3,664	18,206	(292)	3,664	17,914	21,578	(1,218)	2008
Valls Dist Ctr	1	-	6,537	17,761	215	6,537	17,976	24,513	(665)	2011
Zaragoza Distribution Center	1	-	22,890	-	35,032	22,890	35,032	57,922	(1,759)	2010
Total Spain	21		172,060	282,644	50,845	172,059	333,490	505,549	(15,503)
Sweden
Gothenburg Distribution Center	1	-	10,825	25,722	-	10,825	25,722	36,547	(1,333)	2011
Jonkoping Distribution Center	1	-	2,377	-	62,731	2,535	62,573	65,108	(3,274)	2009
Norrkoping Dist Ctr	2	-	16,836	40,765	-	16,836	40,765	57,601	(1,766)	2011
Orebro Dist Ctr	1	-	10,838	23,325	272	10,838	23,597	34,435	(970)	2011
Total Sweden	5		40,876	89,812	63,003	41,034	152,657	193,691	(7,343)
United Kingdom
Bermuda Park Dist Ctr	1	(d)	4,934	23,207	259	4,934	23,466	28,400	(1,254)	2011
Bromford Gate Dist Ctr	5	(d)	12,550	23,140	1	12,550	23,141	35,691	(786)	2011
Central Park Rugby Dist Ctr	1	-	8,785	7,432	45	8,785	7,477	16,262	(386)	2011
Coventry Distribution Center	3	(d)	11,102	55,208	562	11,102	55,770	66,872	(2,440)	2011
Crewe Distribution Center	1	-	11,591	19,238	2,960	11,597	22,192	33,789	(1,497)	2008
Dagenham	1	-	11,016	11,022	-	11,016	11,022	22,038	(378)	2011
Daventry Phase II Dist Ctr	2	(d)	4,388	22,552	263	4,388	22,815	27,203	(951)	2011
Dirft Dist Ctr	1	-	10,232	-	8,715	10,231	8,716	18,947	(235)	2011
Drayton Fields Dist Ctr	3	(d)	5,785	29,624	340	5,785	29,964	35,749	(1,101)	2011
Fort Dunlop Dist Ctr	1	-	5,962	6,465	59	5,961	6,525	12,486	(475)	2011
Grange Park	1	-	2,054	10,937	9	2,054	10,946	13,000	(494)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

				Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances		Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Hayes Distribution Center	1	-		5,819	-	17,540	18,300	5,059	23,359	(914)	2007
Marston Gate Dist Ctr	6	(d	)	59,299	57,002	1,656	59,299	58,658	117,957	(2,870)	2011
Middlewhich Dist Ctr	1	(d	)	2,060	10,977	49	2,060	11,026	13,086	(485)	2011
Midpoint Park	2	-		29,477	30,396	(5,158)	29,534	25,181	54,715	(1,819)	2008
New Parks Leicester	1	(d	)	4,549	11,846	27	4,549	11,873	16,422	(411)	2011
North Kettering Bus Pk	2	(d	)	11,988	23,557	8,841	11,988	32,398	44,386	(2,085)	2007,2011
Pineham Distribution Center	2	-		18,549	30,061	7,213	22,448	33,375	55,823	(2,747)	2008
Stafford Distribution Center	1	-		7,605	-	15,138	7,606	15,137	22,743	(1,766)	2007
Wakefield Bldg	1	-		1,340	7,217	111	1,340	7,328	8,668	(239)	2011
Wembley Dist Ctr	1	-		14,119	6,407	-	14,119	6,407	20,526	(313)	2011
Total United Kingdom	38			243,204	386,288	58,630	259,646	428,476	688,122	(23,646)
Subtotal European Markets:	323			1,220,654	3,715,593	708,130	1,255,937	4,388,440	5,644,377	(229,661)
Asian Markets

China
Dalian Ind. Park DC	1	-		2,574	14,213	55	2,608	14,234	16,842	(352)	2011
Fengxian Logistics C	3	-		-	13,425	21	-	13,446	13,446	(653)	2011
Jiaxing Distri Ctr	1	-		2,664	10,863	-	2,664	10,863	13,527	(280)	2011
Tianjin Bonded LP	2	-		1,569	9,262	23	1,569	9,285	10,854	(250)	2011

Total China	7			6,807	47,763	99	6,841	47,828	54,669	(1,535)

Japan
Ebina Distribution Center	1	(d	)	68,072	-	41,077	68,073	41,076	109,149	(2,580)	2010
Fukuoka Manami DC 2	1	-		16,014	50,643	100	16,114	50,643	66,757	(1,412)	2011
Iwanuma I Land	1	-		6,844	41,017	7,782	7,346	48,297	55,643	(3,169)	2008
Kasugai DC 1	1	-		66,266	90,809	415	66,681	90,809	157,490	(2,526)	2011
Kitanagoya Distribution Center	1	-		30,220	-	74,555	33,614	71,161	104,775	(3,434)	2009
Nanko Naka DC 1	1	-		14,554	58,480	91	14,645	58,480	73,125	(1,475)	2011
ProLogis Park Aichi Distribution Center	1	-		28,288	-	113,012	38,140	103,160	141,300	(10,731)	2007
ProLogis Park Ichikawa	1	(d	)	97,986	177,815	39,315	106,199	208,917	315,116	(14,902)	2008
ProLogis Park Maishima III	1	(d	)	26,959	105,713	14,374	29,078	117,968	147,046	(9,458)	2008
ProLogis Park Maishima IV	1	(d	)	32,439	108,531	-	32,439	108,531	140,970	(3,072)	2010
ProLogis Park Narita III	1	-		26,319	93,308	15,101	28,412	106,316	134,728	(7,713)	2008
ProLogis Park Osaka II	1	(d	)	32,868	-	216,541	44,315	205,094	249,409	(20,937)	2007
Sendai Tagajo DC	1	-		19,897	42,126	4,131	20,022	46,132	66,154	(1,387)	2011
Shinkiba Dist Crtr 1	1	(d	)	58,227	108,709	365	58,592	108,709	167,301	(2,989)	2011
Shiohama Distr Ctr 1	1	-		26,624	32,135	167	26,791	32,135	58,926	(1,149)	2011
Tsurumi Dist Ctr 1	1	(d	)	33,714	136,216	211	33,926	136,215	170,141	(3,427)	2011
Zama Distribution Center	1	(d	)	64,166	-	207,216	71,372	200,010	271,382	(10,358)	2009

Total Japan	17			649,457	1,045,502	734,453	695,759	1,733,653	2,429,412	(100,719)

Singapore
Airport Logistics Center 3	1	(d	)	-	26,128	59	-	26,187	26,187	(873)	2011
Changi South Distr Ctr 1	1	-		-	42,579	97	-	42,676	42,676	(1,331)	2011
Changi- North DC1	1	(d	)	-	14,088	32	-	14,120	14,120	(445)	2011
Singapore Airport Logist Ctr 2	1	-		-	37,833	86	-	37,919	37,919	(1,267)	2011
Tuas Distribution Center	1	-		-	19,217	44	-	19,261	19,261	(875)	2011

Total Singapore	5			-	139,845	318	-	140,163	140,163	(4,791)

Subtotal Asian Markets	29			656,264	1,233,110	734,870	702,600	1,921,644	2,624,244	(107,045)

Total Industrial Operating Properties	1,797			4,781,630	13,694,266	3,076,652	4,966,906	16,585,642	21,552,548	(2,150,713)

Development Portfolio
Americas Markets:
Houston, Texas
Northpark Distribution Center	1	(d	)	1,221	-	2,894	1,221	2,894	4,115		2011

Total Houston, Texas	1			1,221	-	2,894	1,221	2,894	4,115

New Jersey
Portview Commerce Center	1	(d	)	10,277	-	8,172	10,277	8,172	18,449		2011
Secaucus Dist Ctr	2			7,458	-	19,235	7,457	19,236	26,693		2011

Total New Jersey	3			17,735	-	27,407	17,734	27,408	45,142

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(In thousands of U.S. dollars, as applicable)

			Initial Costs to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2011			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description	No. of Bldgs.	Encum- brances	Land	Building & Improvements		Land	Building & Improvements	Total (a,b)

South Florida
Beacon Lakes	1		3,265	-	191	3,265	191	3,456		2011

Total South Florida	1		3,265	-	191	3,265	191	3,456

Southern California
Carson Dist Ctr	1		15,638	-	15,675	15,638	15,675	31,313		2011
Terra Francesco	1		10,488	-	5,037	10,488	5,037	15,525		2011

Total Southern California	2		26,126	-	20,712	26,126	20,712	46,838

Baltimore/Washington
Gateway Bus Ctr	2		4,319	-	3,221	4,319	3,221	7,540		2011

Total Washington D.C./Baltimore, Maryland	2		4,319	-	3,221	4,319	3,221	7,540

Mexico
Los Altos Ind Park	1	(d)	6,541	-	2,972	6,541	2,972	9,513		2011
Tres Rios	2	-	7,632	-	10,544	7,632	10,544	18,176		2011
Agua Fria Ind. Park	2	(d)	2,205	-	4,514	2,205	4,514	6,719		2011

Total Mexico	5		16,378	-	18,030	16,378	18,030	34,408

Subtotal Americas Markets	14		69,044	-	72,455	69,043	72,456	141,499

Eurpean Markets:
Czech Republic
Prague-Jirny Dist. Ctr	1		5,989	-	11,583	5,989	11,583	17,572		2011

Total Czech Republic	1		5,989	-	11,583	5,989	11,583	17,572

France
Bonneuil Distribution Center	1		8,495	-	-	8,495	-	8,495		2011
Moissy Cramayel Distribution Center	1	-	4,140	-	15,705	4,140	15,705	19,845		2011

Total France	2		12,635	-	15,705	12,635	15,705	28,340

Germany
Augsburg Distribution Center	1	-	1,793	-	-	1,793	-	1,793		2011
Cologne Eifeltor Distribution Center	1	-	2,581	-	-	2,581	-	2,581		2011
Hamburg Hausbruch DC	1		13,623	-	10,117	13,623	10,117	23,740		2011
Munich Distribution Center	1	(d)	5,967	-	500	5,967	500	6,467		2011

Total Germany	4		23,964	-	10,617	23,964	10,617	34,581

Poland
Janki Distribution Center	1		864	-	4,442	864	4,442	5,306		2011
Wroclaw V DC	1		3,500	-	10,663	3,500	10,663	14,163		2011

Total Poland	2		4,364	-	15,105	4,364	15,105	19,469

United Kingdom
Pineham Distribution Center	1	-	16,146	-	21,570	16,146	21,570	37,716		2011

Total United Kingdom	1		16,146	-	21,570	16,146	21,570	37,716

Subtotal European Markets	10		63,098	-	74,580	63,098	74,580	137,678

Asian Markets
Japan
Kawajima Park	1		53,136	-	211,902	53,136	211,902	265,038		2011
Nishiyodogawa DC	1		27,850	-	77,002	27,850	77,002	104,852		2011
Takatsuki Distribution Center	1		22,725	-	22,400	22,725	22,400	45,125		2011
Tosu II Land	1		6,988	-	2,920	6,989	2,919	9,908		2011
Tosu lV	1		10,749	-	26,395	10,749	26,395	37,144		2011
Zama Distribution Center	1	(d)	67,293	-	51,994	67,293	51,994	119,287		2011

Total Japan	6		188,741	-	392,613	188,742	392,612	581,354		2011

Subtotal Asian Markets	6		188,741	-	392,613	188,742	392,612	581,354

Total Development Portfolio	30		320,883	-	539,648	320,883	539,648	860,531

GRAND TOTAL	1,827		$5,102,513	$13,694,266	$3,616,300	$5,287,789	$17,125,290	$22,413,079	$(2,150,713)

Schedule III – Footnotes

(a)	Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2011 (in thousands):

Total per schedule III	$22,413,079
Land	1,984,233
Other real estate investments	390,225

Total per consolidated balance sheet	$24,787,537	(g	)

(b)	The aggregate cost for Federal tax purposes at December 31, 2011 of our real estate assets was approximately $18.4 billion.

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for acquired industrial properties and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheets as of December 31, 2011 (in thousands):

Total accumulated depreciation per Schedule III	$2,150,713
Accumulated depreciation on other investments	7,194

Total per consolidated balance sheet	$2,157,907

(d)	Properties with an aggregate undepreciated cost of $7.1 billion secure $3.0 billion of mortgage notes. See Note 9 to our Consolidated Financial Statements in Item 8.

(e)	Properties with an aggregate undepreciated cost of $277.0 million serve as collateral for a loan of the Prologis American Industrial Fund II. See Note 7 to our Consolidated Financial Statements in Item 8.

(f)	Assessment bonds of $17.7 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $743.8 million. See Note 9 to our Consolidated Financial Statements in Item 8.

(g)	A summary of activity for our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2011	2010	2009
Real estate assets:
Balance at beginning of year	$11,080,161	$12,010,668	$12,498,513
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties and net effect of changes in foreign exchange rates and other	12,150,482	631,860	1,840,879
Basis of operating properties disposed of	(906,602)	(1,410,511)	(1,145,256)
Change in the development portfolio balance, including the acquisition of properties	495,169	174,235	(990,217)
Impairment of real estate properties (1)	(21,237)	(400)	(193,251)
Assets transferred to held-for-sale	(384,894)	(325,691)	-

Balance at end of year	$22,413,079	$11,080,161	$12,010,668
Accumulated Depreciation:
Balance at beginning of year	$1,589,251	$1,663,233	$1,581,672
Depreciation expense	574,524	298,164	275,689
Balances retired upon disposition of operating properties and net effect of changed in foreign exchange rates and other	(994)	(337,845)	(194,128)
Assets transferred to held-for-sale	(12,068)	(34,301)	-

Balance at end of year	$2,150,713	$1,589,251	$1,663,233

(1)	The impairment charges we recognized in 2011, 2010, and 2009 were primarily due to our change of intent to no longer hold these assets for long-term investment. See Note 16 to our Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Co-Chief Executive Officer

By:	/s/ Walter C. Rakowich
Walter C. Rakowich
Co-Chief Executive Officer

Date: February 28, 2012

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, Inc., hereby severally constitute Hamid R. Moghadam, Walter C. Rakowich, William E. Sullivan, Thomas S. Olinger and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Co-Chief Executive Officer	February 28, 2012

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Co-Chief Executive Officer and Director	February 28, 2012

/s/ WILLIAM E. SULLIVAN William E. Sullivan	Chief Financial Officer	February 28, 2012

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Senior Vice President and Chief Accounting Officer	February 28, 2012

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 28, 2012

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 28, 2012

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 28, 2012

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 28, 2012

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 28, 2012

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 28, 2012

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 28, 2012

/s/ CARL B. WEBB Carl B. Webb	Director	February 28, 2012

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Co-Chief Executive Officer

By:	/s/ Walter C. Rakowich
Walter C. Rakowich
Co-Chief Executive Officer

Date: February 28, 2012

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, L.P., hereby severally constitute Hamid R. Moghadam, Walter C. Rakowich, William E. Sullivan, Thomas S. Olinger and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Co-Chief Executive Officer	February 28, 2012

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Co-Chief Executive Officer and Director	February 28, 2012

/s/ WILLIAM E. SULLIVAN William E. Sullivan	Chief Financial Officer	February 28, 2012

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Senior Vice President and Chief Accounting Officer	February 28, 2012

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 28, 2012

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 28, 2012

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 28, 2012

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 28, 2012

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 28, 2012

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 28, 2012

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 28, 2012

/s/ CARL B. WEBB Carl B. Webb	Director	February 28, 2012

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 28, 2012

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

3.1	Articles of Incorporation of Prologis (incorporated by reference to Exhibit 3.1 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.16 to Prologis’ Registration Statement on Form 8-A filed June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.17 to Prologis’ Registration Statement on Form 8-A filed November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.19 to Prologis’ Registration Statement on Form 8-A filed December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.18 to Prologis’ Registration Statement on Form 8-A filed August 24, 2006).
3.6	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.4 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.7	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.5 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.6 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.9	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc., a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.10	Seventh Amended and Restated Bylaws of Prologis (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.11	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.12	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
4.1	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-A filed June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-A filed November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement on Form 8-A filed August 24, 2006).
4.6	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.7	Form of Certificate for the Series R Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.8	Form of Certificate for the Series S Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.9	Indenture, dated as of June 8, 2011, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.10	First Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 2.25% Exchangeable Senior Notes due 2037, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.11	Second Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 1.875% Exchangeable Senior Notes due 2037, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).

4.12	Third Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 2.625% Exchangeable Senior Notes due 2038, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.13	Fourth Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 3.25% Exchangeable Senior Notes due 2015, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.14	Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.15	First Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.16	Second Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.17	Third Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.18	Fourth Supplemental Indenture, dated as of August 15, 2000, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K/A filed November 16, 2000 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K/A filed November 16, 2000).
4.19	Fifth Supplemental Indenture, dated as of May 7, 2002, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2002 and also incorporated by reference to Exhibit 4.13 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.20	Sixth Supplemental Indenture, dated as of July 11, 2005, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
4.21	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.22	Eighth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.23	Ninth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.24	Tenth Supplemental Indenture, dated as of August 9, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.25	Eleventh Supplemental Indenture, dated as of November 12, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.26	Specimen of 7.50% Notes due 2018 (incorporated by reference to and included in Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.27	$50,000,000 8.00% Fixed Rate Note No. 3 and Related Guarantee (incorporated by reference to Exhibit 4.7 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2000 and also incorporated by reference to Exhibit 4.8 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.28	$25,000,000 8.000% Fixed Rate Note No. 4 and Related Guarantee (incorporated by reference to Exhibit 4.8 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2000 and also incorporated by reference to Exhibit 4.9 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.29	$50,000,000 7.00% Fixed Rate Note No. 9 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed March 16, 2001 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed March 16, 2001).
4.30	$25,000,000 6.75% Fixed Rate Note No. 10 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed September 18, 2001 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed September 18, 2001).
4.31	$100,000,000 Fixed Rate Note No. B-2 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed March 17, 2004 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed March 17, 2004).
4.32	5.094% Notes due 2015 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
4.33	$175,000,000 Fixed Rate Note No. B-3 and Related Guarantee (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed November 18, 2005 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed November 18, 2005).
4.34	Form of Fixed Rate Medium-Term Note, Series C, and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.35	Form of Floating Rate Medium-Term Note, Series C, and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.36	$175,000,000 Fixed Rate Note No. FXR-C-1 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 15, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 15, 2006).
4.37	$325,000,000 Fixed Rate Note No. FXR-C-2 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on 8-K filed May 1, 2008 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on 8-K filed May 1, 2008).
4.38	6.125% Notes due 2016 and Related Guarantee (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.39	6.625% Notes due 2019 and Related Guarantee (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.40	4.500% Notes due 2017 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.41	4.00% Notes due 2018 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.42	Form of Global Note Representing the Operating Partnership’s 5.500% Notes due April 1, 2012 and Related Guarantee (incorporated by reference to Exhibit 4.41 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.43	Form of Global Note Representing the Operating Partnership’s 5.500% Notes due March 1, 2013 and Related Guarantee (incorporated by reference to Exhibit 4.42 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.44	Form of Global Note Representing the Operating Partnership’s 7.625% Notes due August 15, 2014 and Related Guarantee (incorporated by reference to Exhibit 4.43 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.45	Form of Global Note Representing the Operating Partnership’s 7.810% Notes due February 1, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.44 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.46	Form of Global Note Representing the Operating Partnership’s 9.340% Notes due March 1, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.45 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.47	Form of Global Note Representing the Operating Partnership’s 5.625% Notes due November 15, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.46 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.48	Form of Global Note Representing the Operating Partnership’s 5.750% Notes due April 1, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.47 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.49	Form of Global Note Representing the Operating Partnership’s 8.650% Notes due May 15, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.48 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.50	Form of Global Note Representing the Operating Partnership’s 5.625% Notes due November 15, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.49 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.51	Form of Global Note Representing the Operating Partnership’s 6.250% Notes due March 15, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.50 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.52	Form of Global Note Representing the Operating Partnership’s 7.625% Notes due July 1, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.51 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.53	Form of Global Note Representing the Operating Partnership’s 6.625% Notes due May 15, 2018 and Related Guarantee (incorporated by reference to Exhibit 4.52 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.54	Form of Global Note Representing the Operating Partnership’s 7.375% Notes due October 30, 2019 and Related Guarantee (incorporated by reference to Exhibit 4.53 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.55	Form of Global Note Representing the Operating Partnership’s 6.875% Notes due March 15, 2020 and Related Guarantee (incorporated by reference to Exhibit 4.54 to Prologis’ Current Report on Form 8-K filed May 3, 2011).
4.56	Form of Global Note Representing the Operating Partnership’s 2.250% Exchangeable Senior Notes due 2037 and Related Guarantee (incorporated by reference to and included in Exhibit 4.3 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.57	Form of Global Note Representing the Operating Partnership’s 1.875% Exchangeable Senior Notes due 2037 and Related Guarantee (incorporated by reference to and included in Exhibit 4.4 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.58	Form of Global Note Representing the Operating Partnership’s 2.625% Exchangeable Senior Notes due 2038 and Related Guarantee (incorporated by reference to and included in Exhibit 4.5 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.59	Form of Global Note Representing the Operating Partnership’s 3.250% Exchangeable Senior Notes due 2015 and Related Guarantee (incorporated by reference to and included in Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.60	Form of Officer’s Certificate related to the Operating Partnership’s 5.500% Notes due April 1, 2012 (incorporated by reference to Exhibit 4.59 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.61	Form of Officer’s Certificate related to the Operating Partnership’s 5.500% Notes due March 1, 2013 (incorporated by reference to Exhibit 4.60 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.62	Form of Officer’s Certificate related to the Operating Partnership’s 7.625% Notes due August 15, 2014 (incorporated by reference to Exhibit 4.61 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.63	Form of Officer’s Certificate related to the Operating Partnership’s 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.64	Form of Officer’s Certificate related to the Operating Partnership’s 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.65	Form of Officer’s Certificate related to the Operating Partnership’s 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.66	Form of Officer’s Certificate related to the Operating Partnership’s 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.67	Form of Officer’s Certificate related to the Operating Partnership’s 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.68	Form of Officer’s Certificate related to the Operating Partnership’s 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.69	Form of Officer’s Certificate related to the Operating Partnership’s 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.70	Form of Officer’s Certificate related to the Operating Partnership’s 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.71	Form of Officer’s Certificate related to the Operating Partnership’s 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.72	Form of Officer’s Certificate related to the Operating Partnership’s 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.73	Form of Officer’s Certificate related to the Operating Partnership’s 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Registration S-K. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993 (incorporated by reference to Exhibit 10.4 to the Trust’s Registration Statement (No. 33-73382)) .
10.2	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P., dated as of August 4, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.3	Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009).
10.4	Exchange Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.5	Transfer and Registration Rights Agreement, dated as of December 22, 1993, by and among the Trust and the persons set forth therein (incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement (No. 33-73382)).
10.6	Registration Rights Agreement dated February 9, 2007, between the Trust and each of the parties identified therein (incorporated by reference to Exhibit 99.10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7	Form of Registration Rights Agreement, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 10.2 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
10.8	Registration Rights Agreement, dated as of November 10, 2009, by and between Prologis and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2009).
10.9	Registration Rights Agreement, dated November 26, 1997, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 4.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.10	Registration Rights Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.11	Registration Rights Agreement, dated November 14, 2003, by and among Prologis 2, L.P. (formerly known as AMB Property II, L.P.) and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 17, 2003).
10.12	Registration Rights Agreement, dated as of May 5, 1999, by and among Prologis, Prologis 2, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).
10.13	Registration Rights Agreement, dated as of November 1, 2006, by and among Prologis, Prologis 2, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).
10.14*	The Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15*	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.20 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.16*	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and also incorporated by reference to Exhibit 10.4 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.17*	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).
10.18*	The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).

10.19*	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.20*	Prologis 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.21*	Prologis Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 13, 2011).
10.22*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.23*	Prologis Private Capital Promote Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.24*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.25*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.26*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.27*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.28*	Form of Non Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.29*	Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.30*	Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.31*	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.32*	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.33*	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10.34*	ProLogis Nonqualified Savings Plan (as Amended and Restated effective as of December 31, 2009) (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.35*	ProLogis Executive Deferred Compensation Plan (effective as of December 31, 2009) (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.36*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.37*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
10.38*	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).
10.39*	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC (incorporated by reference to Exhibit 10.10 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.40*	Letter Agreement, dated January 30, 2011, by and between Guy F. Jaquier and the Operating Partnership (incorporated by reference to Exhibit 10.11 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.41*	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and the Operating Partnership (incorporated by reference to Exhibit 10.12 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.42*	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and the Operating Partnership (incorporated by reference to Exhibit 10.13 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.43*	Employment Agreement made and entered into on January 30, 2011 and effective as of January 1, 2012, by and between Walter C. Rakowich and ProLogis (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.44*	Letter Agreement, dated January 30, 2011, from ProLogis to William E. Sullivan (incorporated by reference to Exhibit 10.28 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.45*	Letter Agreement, dated January 30, 2011, from the Trust to Edward S. Nekritz (incorporated by reference to Exhibit 10.29 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.46*	Third Amended and Restated Employment Agreement, dated January 7, 2009, entered into between ProLogis and Walter C. Rakowich (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.47*	Form of Executive Protection Agreements entered into between ProLogis and Edward S. Nekritz and William E. Sullivan, effective as of December 31, 2009 (incorporated by reference to exhibit 10.23 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.48	Credit Agreement, dated as of November 29, 2010, by and among the Operating Partnership, as borrower, the banks listed on the signature pages thereof, HSBC Bank USA, National Association, as administrative agent, Credit Agricole Corporate and Investment Bank, as syndication agent, and HSBC Securities, Inc. and Credit Agricole Corporate and Investment Bank, as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc. as documentation agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.49	Guaranty of Payment, dated as of November 29, 2010, by Prologis for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.50	Qualified Borrower Guaranty, dated as of November 29, 2010, by the Operating Partnership for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.51	First Amendment and Waiver, dated as of June 3, 2011, by and among Operating Partnership, as borrower, Prologis, as guarantor, various banks and HSBC Bank USA, National Association, as administrative agent, to the Credit Agreement, dated as of November 29, 2010, (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.52	Global Senior Credit Agreement, dated as of June 3, 2011, by and among Prologis, the Operating Partnership, various subsidiaries and affiliates of Prologis, various lenders, Bank of America, N.A., as global administrative agent, U.S. funding agent, U.S. swing line lender and a U.S. L/C issuer, The Royal Bank of Scotland plc, as Euro funding agent, The Royal Bank of Scotland N.V., as Euro swing line lender and a Euro L/C issuer, and Sumitomo Mitsui Banking Corporation, as Yen funding agent and a Yen L/C issuer (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed June 7, 2011).
10.53	Third Amended and Restated Revolving Credit Agreement, dated as of June 3, 2011, by and among Prologis Japan Finance Y.K. (formerly known as AMB Japan Finance Y.K.), as initial borrower, the Operating Partnership and Prologis, as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.54	Guaranty of Payment, dated as of June 3, 2011, by the Operating Partnership and Prologis for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent for the banks that are from time to time parties to the Third Amended and Restated Revolving Credit Agreement, dated as of June 3, 2011, by and among Prologis Japan Finance Y.K., the Operating Partnership, Prologis, various lenders and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.55	Senior Term Loan Agreement, dated as of February 2, 2012, by and among Prologis, the Operating Partnership, various affiliates of the Operating Partnership, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed February 8, 2012).
12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.
12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.
12.3†	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.
12.4†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, L.P.
21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Powers of Attorney (included in signature page of this annual report).
31.1†	Certification of Co-Chief Executive Officers of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Co-Chief Executive Officers for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document
101. SCH**	XBRL Taxonomy Extension Schema
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase
101. DEF**	XBRL Taxonomy Extension Definition Linkbase
101. LAB**	XBRL Taxonomy Extension Label Linkbase
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.
†	Filed herewith