Form 10-Q
period 2012-03-31
Prologis, Inc.; Prologis, L.P.
filed 2012-05-08
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Prologis, Inc.’s common stock outstanding as of May 1, 2012 was approximately 460,398,400.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2012 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of March 31, 2012, the REIT owned an approximate 99.56% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.44% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART 1.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Investments in real estate properties	$26,578,485	$24,787,537
Less accumulated depreciation	2,256,901	2,157,907

Net investments in real estate properties	24,321,584	22,629,630
Investments in and advances to unconsolidated investees	2,452,939	2,857,755
Notes receivable backed by real estate	247,241	322,834
Assets held for sale	102,183	444,850

Net investments in real estate	27,123,947	26,255,069

Cash and cash equivalents	343,736	176,072
Restricted cash	91,957	71,992
Accounts receivable	163,679	147,999
Other assets	1,144,634	1,072,780

Total assets	$28,867,953	$27,723,912

LIABILITIES AND EQUITY
Liabilities:
Debt	$12,380,921	$11,382,408
Accounts payable and accrued expenses	674,084	639,490
Other liabilities	1,258,442	1,225,548
Liabilities related to assets held for sale	3,846	20,992

Total liabilities	14,317,293	13,268,438

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	582,200
Common stock; $0.01 par value; 460,359 shares issued and 459,555 shares outstanding at March 31, 2012 and 459,401 shares issued and 458,597 shares outstanding at December 31, 2011	4,604	4,594
Additional paid-in capital	16,370,254	16,349,328
Accumulated other comprehensive loss	(219,574)	(182,321)
Distributions in excess of net earnings	(3,019,829)	(3,092,162)

Total Prologis stockholders’ equity	13,717,655	13,661,639
Noncontrolling interests	833,005	793,835

Total equity	14,550,660	14,455,474

Total liabilities and equity	$28,867,953	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$464,594	$195,714
Private capital revenue	32,357	29,834
Development management and other income	3,113	4,319

Total revenues	500,064	229,867

Expenses:
Rental expenses	125,096	60,624
Private capital expenses	16,881	10,552
General and administrative expenses	60,159	39,183
Merger, acquisition and other integration expenses	10,728	5,988
Impairment of real estate properties	3,185	—
Depreciation and amortization	188,801	80,049
Other expenses	4,335	4,684

Total expenses	409,185	201,080

Operating income	90,879	28,787

Other income (expense):
Earnings from unconsolidated investees, net	13,995	13,641
Interest expense	(133,447)	(90,527)
Impairment of other assets	(16,135)	—
Interest and other income (expense), net	5,101	(2,579)
Gains on acquisitions and dispositions of investments in real estate, net	267,771	3,725
Foreign currency exchange and derivative gains (losses), net	(26,775)	1,374
Gain on early extinguishment of debt, net	5,419	—

Total other income (expense)	115,929	(74,366)

Earnings (loss) before income taxes	206,808	(45,579)
Current income tax expense	11,073	5,505
Deferred income tax expense	1,051	864

Total income tax expense	12,124	6,369

Earnings (loss) from continuing operations	194,684	(51,948)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	7,164	9,824
Net gains on dispositions, net of taxes	11,249	1,960

Total discontinued operations	18,413	11,784

Consolidated net earnings (loss)	213,097	(40,164)
Net earnings attributable to noncontrolling interests	(118)	(83)

Net earnings (loss) attributable to controlling interests	212,979	(40,247)
Less preferred share dividends	10,567	6,369

Net earnings (loss) available for common stockholders	$202,412	$(46,616)

Weighted average common shares outstanding - Basic	459,203	254,698

Weighted average common shares outstanding - Diluted	476,107	254,698

Net earnings (loss) per share available for common stockholders - Basic:
Continuing operations	$0.40	$(0.23)
Discontinued operations	0.04	0.05

Net earnings (loss) per share available for common stockholders - Basic	$0.44	$(0.18)

Net earnings (loss) per share available for common stockholders - Diluted:
Continuing operations	$0.40	$(0.23)
Discontinued operations	0.04	0.05

Net earnings (loss) per share available for common stockholders - Diluted	$0.44	$(0.18)

Dividends per common share	$0.28	$0.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Consolidated net earnings (loss)	$213,097	$(40,164)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(41,241)	203,861
Unrealized gains and amortization on derivative contracts, net	3,455	15,372

Comprehensive income	175,311	179,069
Comprehensive (income) loss attributable to noncontrolling interests	415	(2,691)

Comprehensive income available for common stockholders	$175,726	$176,378

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2012

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	in Excess of Net Earnings	Non- controlling interests	Total Equity
Balance as of January 1, 2012	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474
Consolidated net earnings	—	—	—	—	—	212,979	118	213,097
Adjustment to the Merger purchase price allocation	—	—	—	—	—	—	32,234	32,234
Effect of common stock plans	—	958	10	20,193	—	—	—	20,203
Capital contributions, net of acquisitions	—	—	—	—	—	—	12,834	12,834
Foreign currency translation gains (losses), net	—	—	—	—	(40,708)	—	(533)	(41,241)
Unrealized gains and amortization on derivative contracts, net	—	—	—	—	3,455	—	—	3,455
Distributions and allocations	—	—	—	733	—	(140,646)	(5,483)	(145,396)

Balance as of March 31, 2012	$582,200	460,359	$4,604	$16,370,254	$(219,574)	$(3,019,829)	$833,005	$14,550,660

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Consolidated net earnings (loss)	$213,097	$(40,164)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(18,644)	(12,602)
Cost (settlement) of stock-based compensation awards, net	12,223	(1,537)
Depreciation and amortization	191,825	83,121
Earnings from unconsolidated investees, net	(13,995)	(13,641)
Changes in operating receivables and distributions from unconsolidated investees	1,302	23,063
Amortization of debt and lease intangibles	7,682	12,835
Non-cash merger expenses	2,575	—
Impairment of real estate properties and other assets	19,320	—
Net gains on dispositions, net of taxes, included in discontinued operations	(11,249)	(3,876)
Gains recognized on property acquisitions and dispositions, net	(267,771)	(3,725)
Gain on early extinguishment of debt, net	(5,419)	—
Unrealized foreign currency and derivative losses (gains), net	24,243	(1,635)
Deferred income tax expense	1,051	864
Increase in restricted cash, accounts receivable and other assets	(45,433)	(56,198)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(39,372)	16,057

Net cash provided by operating activities	71,435	2,562

Investing activities:
Real estate investments	(179,569)	(200,746)
Tenant improvements and lease commissions on previously leased space	(30,326)	(12,290)
Non-development capital expenditures	(12,027)	(4,674)
Net advances from (investments in and net advances to) unconsolidated investees	(31,724)	11,329
Return of investment from unconsolidated investees	34,571	38,693
Proceeds from dispositions of real estate properties	712,964	394,494
Proceeds from repayment of notes receivable	—	6,450
Investments in notes receivable backed by real estate and advances on other notes receivable	—	(55,000)
Acquisition of NAIF II, net of cash received	(317,328)	—

Net cash provided by investing activities	176,561	178,256

Financing activities:
Issuance of common stock, net	18,591	31
Dividends paid on common stock	(129,512)	(64,043)
Dividends paid on preferred stock	(16,659)	(6,354)
Noncontrolling interest contributions	12,834	—
Noncontrolling interest distributions	(6,008)	(85)
Debt and equity issuance costs paid	(2,810)	(3,039)
Payments on credit facilities, net	(51,452)	(269,817)
Proceeds from issuance of debt	1,022,667	164,503
Payments on debt	(927,869)	(16,351)

Net cash used in financing activities	(80,218)	(195,155)

Effect of foreign currency exchange rate changes on cash	(114)	1,447
Net increase (decrease) in cash and cash equivalents	167,664	(12,890)
Cash and cash equivalents, beginning of period	176,072	37,634

Cash and cash equivalents, end of period	$343,736	$24,744

See Note 16 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Investments in real estate properties	$26,578,485	$24,787,537
Less accumulated depreciation	2,256,901	2,157,907

Net investments in real estate properties	24,321,584	22,629,630
Investments in and advances to unconsolidated investees	2,452,939	2,857,755
Notes receivable backed by real estate	247,241	322,834
Assets held for sale	102,183	444,850

Net investments in real estate	27,123,947	26,255,069

Cash and cash equivalents	343,736	176,072
Restricted cash	91,957	71,992
Accounts receivable	163,679	147,999
Other assets	1,144,634	1,072,780

Total assets	$28,867,953	$27,723,912

LIABILITIES AND CAPITAL
Liabilities:
Debt	$12,380,921	$11,382,408
Accounts payable and accrued expenses	674,084	639,490
Other liabilities	1,258,442	1,225,548
Liabilities related to assets held for sale	3,846	20,992

Total liabilities	14,317,293	13,268,438

Capital:
Partners’ capital:
General partner - preferred	582,200	582,200
General partner - common	13,135,455	13,079,439
Limited partners	58,055	58,613

Total partners’ capital	13,775,710	13,720,252
Noncontrolling interests	774,950	735,222

Total capital	14,550,660	14,455,474

Total liabilities and capital	$28,867,953	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$464,594	$195,714
Private capital revenue	32,357	29,834
Development management and other income	3,113	4,319

Total revenues	500,064	229,867

Expenses:
Rental expenses	125,096	60,624
Private capital expenses	16,881	10,552
General and administrative expenses	60,159	39,183
Merger, acquisition and other integration expenses	10,728	5,988
Impairment of real estate properties	3,185	—
Depreciation and amortization	188,801	80,049
Other expenses	4,335	4,684

Total expenses	409,185	201,080

Operating income	90,879	28,787

Other income (expense):
Earnings from unconsolidated investees, net	13,995	13,641
Interest expense	(133,447)	(90,527)
Impairment of other assets	(16,135)	—
Interest and other income (expense), net	5,101	(2,579)
Gains on acquisitions and dispositions of investments in real estate, net	267,771	3,725
Foreign currency exchange and derivative gains (losses), net	(26,775)	1,374
Gain on early extinguishment of debt, net	5,419	—

Total other income (expense)	115,929	(74,366)

Earnings (loss) before income taxes	206,808	(45,579)
Current income tax expense	11,073	5,505
Deferred income tax expense	1,051	864

Total income tax expense	12,124	6,369

Earnings (loss) from continuing operations	194,684	(51,948)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	7,164	9,824
Net gains on dispositions, net of taxes	11,249	1,960

Total discontinued operations	18,413	11,784

Consolidated net earnings (loss)	213,097	(40,164)
Net (earnings) loss attributable to noncontrolling interests	823	(83)

Net earnings (loss) attributable to controlling interests	213,920	(40,247)
Less preferred unit dividends	10,567	6,369

Net earnings (loss) available for common unitholders	$203,353	$(46,616)

Weighted average common units outstanding - Basic	461,259	254,698

Weighted average common units outstanding - Diluted	476,107	254,698

Net earnings (loss) per unit available for common unitholders - Basic:
Continuing operations	$0.40	$(0.23)
Discontinued operations	0.04	0.05

Net earnings (loss) per unit available for common unitholders - Basic	$0.44	$(0.18)

Net earnings (loss) per unit available for common unitholders - Diluted:
Continuing operations	$0.40	$(0.23)
Discontinued operations	0.04	0.05

Net earnings (loss) per unit available for common unitholders - Diluted	$0.44	$(0.18)

Distributions per common unit	$0.28	$0.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Consolidated net earnings (loss)	$213,097	$(40,164)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(41,241)	203,861
Unrealized gains and amortization on derivative contracts, net	3,455	15,372

Comprehensive income	175,311	179,069
Comprehensive (income) loss attributable to noncontrolling interests	1,356	(2,691)

Comprehensive income available for common unitholders	$176,667	$176,378

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Three Months Ended March 31, 2012

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2012	21,300	$582,200	459,401	$13,079,439	2,059	$58,613	$735,222	$14,455,474
Consolidated net earnings (loss)	—	—	—	212,979	—	941	(823)	213,097
Adjustment to the Merger purchase price allocation	—	—	—	—	—	—	32,234	32,234
Effect of REIT’s common stock plans	—	—	958	20,203	—	—	—	20,203
Capital contributions, net of acquisitions	—	—	—	—	—	—	12,834	12,834
Foreign currency translation gains (losses), net	—	—	—	(40,708)	—	—	(533)	(41,241)
Unrealized gain and amortization on derivative contracts, net	—	—	—	3,455	—	—	—	3,455
Distributions and allocations	—	—	—	(139,913)	(24)	(1,499)	(3,984)	(145,396)

Balance as of March 31, 2012	21,300	$582,200	460,359	$13,135,455	2,035	$58,055	$774,950	$14,550,660

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Consolidated net earnings (loss)	$213,097	$(40,164)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(18,644)	(12,602)
Cost (settlement) of REIT stock-based compensation awards, net	12,223	(1,537)
Depreciation and amortization	191,825	83,121
Earnings from unconsolidated investees, net	(13,995)	(13,641)
Changes in operating receivables and distributions from unconsolidated investees	1,302	23,063
Amortization of debt and lease intangibles	7,682	12,835
Non-cash merger expenses	2,575	—
Impairment of real estate properties and other assets	19,320	—
Net gains on dispositions, net of taxes, included in discontinued operations	(11,249)	(3,876)
Gains recognized on property acquisitions and dispositions, net	(267,771)	(3,725)
Gain on early extinguishment of debt, net	(5,419)	—
Unrealized foreign currency and derivative losses (gains), net	24,243	(1,635)
Deferred income tax expense	1,051	864
Increase in restricted cash, accounts receivable and other assets	(45,433)	(56,198)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(39,372)	16,057

Net cash provided by operating activities	71,435	2,562

Investing activities:
Real estate investments	(179,569)	(200,746)
Tenant improvements and lease commissions on previously leased space	(30,326)	(12,290)
Non-development capital expenditures	(12,027)	(4,674)
Net advances from (investments in and advances to) unconsolidated investees	(31,724)	11,329
Return of investment from unconsolidated investees	34,571	38,693
Proceeds from dispositions of real estate properties	712,964	394,494
Proceeds from repayment of notes receivable	—	6,450
Investments in notes receivable backed by real estate and advances on other notes receivable	—	(55,000)
Acquisition of NAIF II, net of cash received	(317,328)	—

Net cash provided by investing activities	176,561	178,256

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	18,591	31
Distributions paid on common partnership units	(130,917)	(64,043)
Distributions paid on preferred units	(16,659)	(6,354)
Noncontrolling interest contributions	12,834	—
Noncontrolling interest distributions	(4,603)	(85)
Debt and equity issuance costs paid	(2,810)	(3,039)
Payments on credit facilities, net	(51,452)	(269,817)
Proceeds from issuance of debt	1,022,667	164,503
Payments on debt	(927,869)	(16,351)

Net cash used in financing activities	(80,218)	(195,155)

Effect of foreign currency exchange rate changes on cash	(114)	1,447
Net increase (decrease) in cash and cash equivalents	167,664	(12,890)
Cash and cash equivalents, beginning of period	176,072	37,634

Cash and cash equivalents, end of period	$343,736	$24,744

See Note 16 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Business. On June 3, 2011, AMB Property Corporation (“AMB”) and AMB Property, LP completed the merger contemplated by the Agreement and Plan of Merger with ProLogis, a Maryland real estate investment trust (“ProLogis”) and its subsidiaries (the “Merger”). Following the Merger, AMB changed its name to Prologis, Inc. (the “REIT”). As a result of the Merger, each outstanding common share of beneficial interest of ProLogis was converted into 0.4464 of a newly issued share of common stock of the REIT. As further discussed in Note 2, AMB was the legal acquirer and ProLogis was the accounting acquirer. As such, the period ended March 31, 2011 includes the historical results of ProLogis only. See Note 2 for further discussion on the Merger.

Prologis, Inc. commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global, regional and other distribution markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Private Capital. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Private Capital segment represents the long-term management of co-investment ventures and other unconsolidated investees. See Note 15 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and Operating Partnership collectively.

As of March 31, 2012, the REIT owned an approximate 99.56% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.44% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the REIT and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the December 31, 2011 Consolidated Financial Statements of Prologis, as previously filed with the SEC on Form 10-K and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2011 have been reclassified to conform to the 2012 financial statement presentation.

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

In December 2011, the FASB issued an accounting standard update to clarify the scope of current U.S. GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for fiscal years and interim periods within those years beginning after June 15, 2012. We do not expect the guidance to impact our Consolidated Financial Statements.

In September 2011, the FASB issued an accounting standard update to amend and simplify the rules related to testing goodwill for impairment. The update allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard as of January 1, 2012 and it has not had a material impact on our Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In June 2011, the FASB issued an accounting standard update that eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity, and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This accounting standard update is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. As this standard is for presentation purposes only, it had no impact on our Consolidated Financial Statements.

In May 2011, the FASB issued an accounting standard update to amend the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. We adopted the standard as of January 1, 2012, and the adoption of this standard was not considered material.

2.	Business Combinations

Merger of AMB and ProLogis

As discussed in Note 1, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders held the largest portion of the voting rights in the merged entity and ProLogis appointees represented the majority of the Board of Directors. In our Consolidated Financial Statements, the period ended March 31, 2011 includes the historical results of ProLogis only.

The purchase price allocation reflects aggregate consideration of approximately $5.9 billion. The allocation of the purchase price requires a significant amount of judgment. The allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is in process of being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

Acquisition of ProLogis European Properties

During the second quarter of 2011, we increased our ownership of ProLogis European Properties (“PEPR”) through open market purchases and a mandatory tender offer. In May 2011, we settled our mandatory tender offer that resulted in the acquisition of an additional 96.5 million ordinary units and 2.7 million convertible preferred units of PEPR. During all of the second quarter of 2011, we made aggregate cash purchases totaling €715.8 million ($1.0 billion). We funded the purchases through borrowings under our global line of credit and a new €500 million bridge facility, which was subsequently repaid with proceeds from an equity offering in June 2011.

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

We have allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion ($1.6 billion). The allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

Pro forma Information (unaudited)

The following unaudited pro forma financial information presents our results as though the Merger and the PEPR Acquisition, as well as the equity offering in June 2011 that was used, in part, to repay the loans used to fund the PEPR Acquisition, had been consummated as of January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that could result from the Merger and also does not include any merger and integration expenses. The results for the three months ended March 31, 2011 included three months of pro forma adjustments for both the Merger and PEPR Acquisition.

Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2011
Total revenues	$490,331
Net earnings (loss) available for stockholders	$(54,260)
Net earnings (loss) per share available for common stockholders - basic	$(0.12)
Net earnings (loss) per share available for common stockholders - diluted	$(0.12)

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

Acquisitions of Unconsolidated Co-Investment Ventures

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture Prologis North American Industrial Fund II (“NAIF II”) and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired is approximately $1.6 billion in real estate assets, $36.6 million of net other assets, and $880.9 million in debt. We have not recorded a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value. We have substantially completed the purchase price allocation, and we do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

On February 22, 2012, we dissolved the unconsolidated co-investment venture Prologis California (“Prologis California”) and divided the portfolio equally with our partner. The net value of the assets and liabilities distributed represents the fair value of our ownership interest in the co-investment venture on that date. In accordance with the accounting rules for business combinations, we marked our equity investment in Prologis California from its carrying value to the estimated fair value which resulted in a gain of $273.0 million. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired is approximately $496.3 million in real estate assets, $17.7 million of net other assets, and $150.0 million in debt. We have substantially completed the purchase price allocation, and we do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

We refer to these two transactions collectively as “Q1 Venture Acquisitions”.

3.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Industrial operating properties (1):
Improved land	$5,479,522	$4,813,145
Buildings and improvements	17,959,181	16,739,403
Development portfolio, including cost of land (2)	787,029	860,531
Land (3)	1,933,321	1,984,233
Other real estate investments (4)	419,432	390,225

Total investments in real estate properties	26,578,485	24,787,537
Less accumulated depreciation	2,256,901	2,157,907

Net investments in properties	$24,321,584	$22,629,630

(1)	At March 31, 2012 and December 31, 2011, we had 1,937 and 1,797 industrial properties consisting of 329.2 million square feet and 291.1 million square feet, respectively. Included at March 31, 2012 were 180 properties totaling $2.1 billion that were acquired in connection with the Q1 Venture Acquisitions.
(2)	At March 31, 2012, the development portfolio consisted of 24 properties aggregating 8.7 million square feet. At December 31, 2011, we had 30 properties aggregating 9.5 million square feet under development. Our total expected investment upon completion of the properties currently in the development portfolio at March 31, 2012 was $1.1 billion, including land, development and leasing costs.
(3)	Land consisted of 10,595 acres and 10,723 acres at March 31, 2012 and December 31, 2011, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.
(4)	Included in other investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) certain infrastructure costs related to projects we are developing on behalf of others; (iv) land subject to ground leases; (v) costs incurred related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At March 31, 2012, excluding our assets held for sale, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

During the three months ended March 31, 2012, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in continuing operations of $267.8 million. This included a gain of $273.0 million related to the acquisition of our share of Prologis California (see Note 2 for further discussion of the Prologis California transaction).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

See Note 6 for further discussion of properties we sold to third parties that are reported in discontinued operations.

During the three months ended March 31, 2012, we recorded an impairment charge of $16.1 million related to the land received in 2011 in exchange for a note receivable. This impairment was recorded in Impairment of Other Assets in our consolidated Financial Statements.

4.	Unconsolidated Investees

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with private capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 10-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This Note details our unconsolidated co-investment ventures. See Note 10 for more detail regarding our consolidated investments.

We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other joint ventures, as unconsolidated investees.

Our investments in and advances to our unconsolidated investees are summarized below (in thousands):

	March 31, 2012	December 31, 2011
Unconsolidated co-investment ventures	$2,066,629	$2,471,179
Other joint ventures	386,310	386,576

Totals	$2,452,939	$2,857,755

Unconsolidated Co-Investment Ventures

As of March 31, 2012, we had investments in and managed 13 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Private capital revenue includes revenues we earn for the management services we provide to unconsolidated investees and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote payments based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within the co-investment venture. These are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

Summarized information regarding our investments in the co-investment ventures is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$2,283	$2,622
Europe	7,997	9,092
Asia	1,478	209

Total earnings from unconsolidated co-investment ventures, net	$11,758	$11,923

Private capital revenue and other income:
Americas	$17,523	$13,205
Europe	9,137	13,325
Asia	4,754	193

Total private capital revenue	31,414	26,723
Development management and other income	76	1,901

Total	$31,490	$28,624

We completed the Merger and PEPR Acquisition in the second quarter of 2011. During the first quarter of 2012, we also acquired one of our unconsolidated co-investment venture and dissolved another, both located in the Americas. Therefore 2011 may not be comparable to 2012. See Note 2 for more information on these transactions.

Private capital revenues include fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated investees and third parties of $1.0 million and $3.1 million during the three months ended March 31, 2012 and 2011, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
Unconsolidated co-investment ventures by region	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Americas	25.3%	28.2%	$1,189,505	$1,596,295
Europe	30.1%	29.9%	671,849	662,010
Asia	19.3%	19.4%	205,275	212,874

Totals	26.2%	27.9%	$2,066,629	$2,471,179

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share) and our investment in such ventures is presented below (dollars in millions):

2012	Americas	Europe	Asia	Total
For the three months ended March 31, 2012: (1)
Revenues	$210.7	$125.0	$34.8	$370.5
Net earnings (loss)	$(10.1)	$23.7	$5.6	$19.2
As of March 31, 2012:
Total assets	$9,868.7	$6,132.6	$2,099.7	$18,101.0
Amounts due to (from) us (2)	$35.3	$10.9	$9.7	$55.9
Third party debt (3)	$4,079.2	$2,153.2	$1,009.3	$7,241.7
Total liabilities	$4,522.4	$2,667.0	$1,107.9	$8,297.3
Noncontrolling interest	$0.3	$6.1	$—	$6.4
Venture partners’ equity	$5,346.0	$3,459.5	$991.8	$9,797.3
Our weighted average ownership (4)	25.3%	30.1%	19.3%	26.2%
Our investment balance (5)	$1,189.5	$671.8	$205.3	$2,066.6
Deferred gains, net of amortization (6)	$154.5	$182.3	$0.1	$336.9

2011	Americas	Europe	Asia	Total
For the three months ended March 31, 2011:
Revenues	$173.3	$190.4	$3.0	$366.7
Net earnings (loss)	$(14.5)	$20.5	$1.1	$7.1
As of December 31, 2011:
Total assets	$12,236.0	$6,211.8	$2,245.1	$20,692.9
Amounts due to (from) us (2)	$59.5	$8.1	$9.3	$76.9
Third party debt (3)	$5,952.8	$2,275.8	$1,061.4	$9,290.0
Total liabilities	$6,386.4	$2,758.9	$1,174.0	$10,319.3
Noncontrolling interest	$1.7	$6.2	$—	$7.9
Venture partners’ equity	$5,847.9	$3,446.7	$1,071.1	$10,365.7
Our weighted average ownership (4)	28.2%	29.9%	19.4%	27.9%
Our investment balance (5)	$1,596.3	$662.0	$212.9	$2,471.2
Deferred gains, net of amortization (6)	$227.6	$191.0	$0.1	$418.7

(1)	As discussed in Note 2 activity for the three months ended March 31, 2012 includes those co-investment ventures acquired through the Merger offset by the removal of PEPR, which was included for the three months ended March 31, 2011. In addition, we began consolidating two of our North America co-investment ventures during the first quarter of 2012. The results of the ventures are included through the transaction date.
(2)	At December 31, 2011, we had notes receivable aggregating $41.2 million from Prologis North American Industrial Fund III ($21.4 million) and Prologis SGP Mexico ($19.8 million). We have a receivable from a venture related to our share of cash proceeds received from the sale of assets in March 2012 that was paid to us in April. In February 2012, Prologis North American Industrial Fund III restructured the loan payable to us and our partner into equity according to our ownership percentages. As of March 31, 2012, we have one note receivable from Prologis SGP Mexico of $19.8 million. The remaining amounts represent current balances from services provided by us to the co-investment ventures.
(3)	As discussed in Note 2, debt was reduced by $1.4 billion related to the consolidation of two unconsolidated co-investment ventures during the first quarter of 2012. As of March 31, 2012 and December 31, 2011, we guaranteed $6.6 million of the third party debt of certain unconsolidated ventures. As of December 31, 2011, we had pledged properties included in our Real Estate Operations segment with an undepreciated cost of approximately $277.0 million, to serve as additional collateral for the secured mortgage loan of NAIF II payable to an affiliate of our venture partner. In connection with the acquisition of our partner’s interest in February 2012, we repaid this loan, and these assets are no longer pledged.
(4)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(5)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next footnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.
(6)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

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

The following table is a summary of remaining equity commitments as of March 31, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended	(1)
Venture Partners	$128.0

Prologis SGP Mexico (2)
Prologis	$24.6		(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$78.3	February 2014
Venture Partner	$444.3

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total
Prologis	$173.9
Venture Partners	$1,072.5

(1)	We secured $128 million in commitments from third parties in the first quarter in order to fund future contributions or to pay down existing debt.
(2)	These equity commitments will be called only to pay outstanding debt of the venture. The relevant debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During the first quarter of 2012, this co-investment venture acquired two buildings with proceeds from commitments previously called. In addition, in the first quarter of 2012, the venture called capital of $14.3 million from our partner to fund the contribution of one property to this venture.

Other Joint Ventures

Our investments in and advances to these entities are as follows (in thousands):

	March 31, 2012	December 31, 2011
Americas	$305,518	$305,352
Europe	51,843	50,474
Asia	28,949	30,750

Total investments in and advances to other joint ventures	$386,310	$386,576

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Notes Receivable Backed by Real Estate

The activity on the notes receivable backed by real estate for the three months ended March 31, 2012 is as follows (in thousands):

	$188 million Preferred Equity Interest	$55 million Preferred Equity Interest	NAIF II Secured Mortgage Receivable (1)	Total
Balance as of December 31, 2011	$188,000	$55,970	$78,864	$322,834
Elimination upon acquisition of NAIF II	—	—	(78,864)	(78,864)
Accrued interest/(interest payments received), net	3,281	(10)	—	3,271

Balance as of March 31, 2012	$191,281	$55,960	$—	$247,241

(1)	The balance as of December 31, 2011 represented a loan to NAIF II secured by 12 buildings. In February 2012, we purchased the remaining interest in NAIF II. As a result, we began consolidating this entity and eliminated this note receivable. See Note 2 for more detail on this transaction.

6.	Assets Held for Sale and Discontinued Operations

Held for Sale

As of March 31, 2012, we had land and nine operating properties that met the criteria to be classified as held for sale. The amounts included in held for sale as of March 31, 2012 primarily include real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the three months ended March 31, 2012, we disposed of land subject to ground leases and 70 operating properties aggregating 7.9 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2011. During all of 2011, we disposed of land subject to ground leases and 94 properties aggregating 10.7 million square feet to third parties.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$12,907	$19,658
Rental expenses	(2,719)	(6,063)
Depreciation and amortization expense	(3,024)	(3,736)
Other expenses	—	(35)

Income attributable to disposed properties and assets held for sale	7,164	9,824
Net gains on dispositions	11,249	3,876
Income tax on dispositions	—	(1,916)

Total discontinued operations	$18,413	$11,784

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, including adjustments to previous dispositions for actual versus estimated selling costs (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Number of properties	70	33
Net proceeds from dispositions	$686,965	$331,153
Net gains from dispositions, net of taxes	$11,249	$3,876

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by consolidated subsidiaries in which we own less than 100%.

Our debt consisted of the following (dollars in thousands):

	March 31, 2012		December 31, 2011
	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding
Credit Facilities	1.68%	$850,909	2.17%	$936,796
Senior notes	5.66%	4,747,916	6.30%	4,772,607
Exchangeable senior notes (2)	4.82%	1,322,800	4.82%	1,315,448
Secured mortgage debt	4.18%	2,806,496	4.71%	1,725,773
Secured mortgage debt of consolidated investees	4.45%	1,366,774	4.54%	1,468,637
Other debt of consolidated investees	4.33%	625,419	5.30%	775,763
Other debt	1.98%	660,607	2.44%	387,384

Totals	4.41%	$12,380,921	5.12%	$11,382,408

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	The weighted average coupon interest rate was 2.6% as of March 31, 2012 and December 31, 2011.

Credit Facilities

We have a global senior credit facility (“Global Facility”), where funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis. The loans cannot exceed $1.71 billion (subject to currency fluctuations). We may increase the Global Facility to $2.75 billion, subject to currency fluctuations and obtaining additional lender commitments. The Global Facility is scheduled to mature on June 3, 2015, but the Operating Partnership may, at its option and subject to the satisfaction of certain conditions and payment of an extension fee, extend the maturity date to June 3, 2016. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

We also have a ¥36.5 billion (approximately $445 million at March 31, 2012) yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $688.8 million at March 31, 2012) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of March 31, 2012 were as follows (dollars in millions):

Aggregate lender - commitments	$2,146.1
Less:
Borrowings outstanding	849.6
Outstanding letters of credit	73.0

Current availability	$1,223.5

Exchangeable Senior Notes

In connection with the Merger and exchange offer, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes now requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We have determined that the exchangeable notes issued in 2010 are the only exchangeable notes where the fair value of the derivative is not zero at March 31, 2012, therefore this modification in accounting for the exchangeable notes only affected these notes. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency Exchange and Derivative Gains (Losses), Net. The fair value of the derivative associated with our exchangeable notes was a liability of $44.3 million and $17.5 million at March 31, 2012 and December 31, 2011, respectively, and therefore, we have recognized an unrealized loss of $26.8 million for the three months ended March 31, 2012.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In the first quarter of 2012, we issued ¥30.5 billion ($372 million as of March 31, 2012) TMK bonds with maturity dates ranging from March 2017 to March 2019 with interest rates ranging from 1.0% to 1.2%, and secured by three properties and with an undepreciated cost at March 31, 2012 of $528.9 million.

In the first quarter of 2012 in connection with the acquisition of NAIF II (see Note 2 for more details), we have assumed additional mortgage debt of $880.9 million, with maturity dates ranging from September 2012 to December 2018. Subsequent to the acquisition, we have paid down a portion of outstanding debt and reduced the balance to $728.7 million, secured by 90 properties with an undepreciated cost of $1.4 billion at March 31, 2012.

In the first quarter of 2012 in connection with the acquisition of our share of Prologis California (See Note 2 for more details), we assumed additional mortgage debt of $150.0 million payable in 2014 and secured by 24 properties with an undepreciated cost of $236.2 million at March 31, 2012.

Other Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($641.9 million at March 31, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion at March, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds of the entire senior term loan to pay off the existing two term loans assumed in connection with the Merger and the remainder to pay down credit facilities.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2012 and for each of the years in the ten-year period ending December 31, 2021 and thereafter are as follows (in millions):

	Prologis
	Unsecured				Secured		Consolidated	Total
Maturity	Senior Debt	Exchangeable Notes	Credit Facilities	Other Debt	Mortgage Debt	Total	Investees Debt	Consolidated Debt
2012 (1) (2)	$64	$458	$—	$1	$33	$556	$113	$669
2013 (2)	376	482	—	1	202	1,061	573	1,634
2014	374	—	409	643	578	2,004	1,070	3,074
2015	287	460	441	1	208	1,397	21	1,418
2016	638	—	—	1	314	953	111	1,064
2017	700	—	—	1	558	1,259	2	1,261
2018	900	—	—	1	247	1,148	64	1,212
2019	647	—	—	1	284	932	1	933
2020	683	—	—	1	10	694	1	695
2021	—	—	—	—	162	162	1	163
Thereafter	—	—	—	10	143	153	2	155

Subtotal	4,669	1,400	850	661	2,739	10,319	1,959	12,278
Unamortized (discounts) premiums, net	79	(78)	1	—	68	70	33	103

Total	$4,748	$1,322	$851	$661	$2,807	$10,389	$1,992	$12,381

(1)	We expect to repay the amounts maturing in 2012 with borrowings under our Credit Facilities, cash generated from operations or with proceeds from the disposition of real estate properties. In April 2012, we paid off $448.9 million related to the exchangeable notes and repaid $58.9 million of senior unsecured notes at maturity, both of which were paid from our cash on hand and borrowings on our Credit Facilities. The maturities in 2012 in our consolidated but not wholly owned subsidiaries principally include $64.1 million of unsecured credit facilities; and $30.4 million of secured mortgage debt, which we expect to extend, or pay, either by the entity issuing new debt, with proceeds from asset sales, available cash flows, or equity contributions to the funds by us and our venture partner.
(2)	The maturities in 2012 and 2013 include the aggregate principal amounts of the exchangeable senior notes issued in 2007 and 2008, based on the year in which the holders first have the right to require us to repurchase their notes for cash. The exchangeable senior notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to exchange their notes in November 2012, which we may settle in cash or common stock, at our option.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of March 31, 2012 we were in compliance with all covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.	Other Liabilities:

Other liabilities consisted of the following, net of amortization, if applicable, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Income tax liabilities	$659,606	$634,790
Tenant security deposits	168,495	158,544
Unearned rents	114,637	115,093
Lease intangible assets	68,482	68,256
Deferred income	47,186	52,045
Environmental	38,582	40,206
Value added tax and other tax liabilities	35,296	42,895
Other	126,158	113,719

Totals	$1,258,442	$1,225,548

9.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties and certain current and former directors and officers of the REIT own common limited partnership units that make up approximately 0.44% of the common partnership units.

Preferred Stock of the REIT

We had the following preferred stock issued and outstanding (in thousands, except per share and par value data):

	March 31, 2012	December 31, 2011

Series L Preferred stock at stated liquidation preference of $25 per share;
$0.01 par value; 2,000 shares	$49,100	$49,100
Series M Preferred stock at stated liquidation preference of $25 per share;
$0.01 par value; 2,300 shares	57,500	57,500
Series O Preferred stock at stated liquidation preference of $25 per share;
$0.01 par value; 3,000 shares	75,300	75,300
Series P Preferred stock at stated liquidation preference of $25 per share;
$0.01 par value; 2,000 shares	50,300	50,300
Series Q Preferred stock at stated liquidation preference of $50 per share;
$0.01 par value; 2,000 shares	100,000	100,000
Series R Preferred stock at stated liquidation preference of $25 per share;
$0.01 par value; 5,000 shares	125,000	125,000
Series S Preferred stock at stated liquidation preference of $25 per share;
$0.01 par value; 5,000 shares	125,000	125,000

Total preferred stock	$582,200	$582,200

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

Operating Partnership

We report noncontrolling interest related to several entities we consolidate but do not own 100% of the common equity. These entities include four real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of our common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity.

We also consolidate several entities in which we do not own 100% but the units are not exchangeable into our common stock. If we contribute a property to a consolidated co-investment venture, the property is still reflected in our Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties, which represents the cash we receive from our partners.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of March 31, 2012, the REIT owned approximately 99.56% of the common partnership units of the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Our Ownership Percentage		Our Noncontrolling Interest		Consolidated Entity Total Investment In Real Estate		Consolidated Entity Debt
	2012	2011	2012	2011	2012	2011	2012	2011
Partnerships with exchangeable units (1)	various	various	$43,356	$11,173	$752,095	$748,803	$26,417	$26,417
Prologis Institutional Alliance Fund II	24.1%	24.1%	323,296	324,721	626,190	624,318	213,819	220,625
PEPR (2)	93.7%	93.7%	104,845	106,759	3,748,208	4,047,329	1,441,134	1,699,587
Mexico Fondo Logistico (AFORES)	20.0%	20.0%	123,529	118,580	319,829	312,914	190,518	177,000
Prologis AMS	38.6%	38.6%	83,807	83,897	211,671	211,627	76,292	77,041
Other consolidated entities	various	various	96,117	90,092	548,889	620,052	76,908	70,140

Operating Partnership noncontrolling interests			774,950	735,222	6,206,882	6,565,043	2,025,088	2,270,810
Limited partners in the Operating Partnership (3)			58,055	58,613	—	—	—	—

REIT noncontrolling interests			$833,005	$793,835	$6,206,882	$6,565,043	$2,025,088	$2,270,810

(1)	At March 31, 2012 and December 31, 2011, there were 1,285,312 and 1,302,238 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. In the first quarter of 2012, 16,926 limited partnership units were exchanged for cash. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock. In the first quarter of 2012, we recorded an additional purchase accounting adjustment of $32.2 million associated with the Merger.
(2)	In the first quarter of 2012, PEPR sold land under a ground lease and 18 properties aggregating 3,670 million square feet for $342.3 million to third parties. We paid down $263.9 million of outstanding debt in PEPR with proceeds from these dispositions.
(3)	At March 31, 2012 and December 31, 2011, 2,034,657 and 2,058,730 units were associated with the common limited partners in the Operating Partnership and exchangeable into an equal number of shares of the REIT’s common stock. In the first quarter of 2012, 24,073 units were exchanged for cash. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

11.	Long-Term Compensation

Under its incentive plans, Prologis had stock options and full value awards (restricted stock, restricted share units (“RSUs”) and performance based shares (“PSAs”)).

Summary of Activity

The activity for the three months ended March 31, 2012, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2011	9,879,960	$34.93
Exercised	(899,466)	22.47
Forfeited	(67,193)	41.52

Balance at March 31, 2012	8,913,301	$36.14	8,239,510

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The activity for the three months ended March 31, 2012, with respect to our unvested restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	1,192,982
Granted	5,000
Vested	(444,738)
Forfeited	(1,375)

Balance at March 31, 2012	751,869	$34.03

The activity for the three months ended March 31, 2012, with respect to our RSU and PSA awards, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at December 31, 2011	1,684,713
Granted	1,562,227
Distributed	(456,468)
Forfeited/Expired	(38,621)

Balance at March 31, 2012	2,751,851	$31.66	48,735

In the first quarter of 2012, we granted 1,523,222 RSUs, which will vest over three years. In addition, 39,005 PSAs were earned based on 2011 performance.

12.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger, we have incurred significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. Certain of these costs were obligations of AMB and expensed prior to the closing of the Merger by AMB. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR and the reduction in workforce charges associated with dispositions made in 2011. The following is a breakdown of the costs incurred during the three months ended March 31:

	2012	2011
Termination, severance and transitional employee costs	$7,685	$3,807
Professional fees	2,216	2,181
Office closure, travel and other costs	827	—

Total	$10,728	$5,988

13.	Earnings (Loss) Per Common Share /Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended March 31,
REIT	2012	2011 (1)(2)
Net earnings (loss) available for common stockholders	$202,412	$(46,616)
Noncontrolling interest attributable to exchangeable limited partnership units	1,003	—
Interest expense on exchangeable debt assumed exchanged	4,216	—

Adjusted net earnings (loss) available for common stockholders	$207,631	$(46,616)

Weighted average common shares outstanding - Basic	459,203	254,698
Incremental weighted average effect on exchange of limited partnership units	3,347	—
Incremental weighted average effect of share awards	1,678	—
Incremental weighted average effect on exchange of certain exchangeable debt	11,879	—

Weighted average common shares outstanding - Diluted (3)	476,107	254,698

Net earnings (loss) per share available for common stockholders - Basic and Diluted	$0.44	$(0.18)

Operating Partnership
Net earnings (loss) available for common unitholders	$203,353	$(46,616)
Noncontrolling interest attributable to exchangeable limited partnership units	62	—
Interest expense on exchangeable debt assumed exchanged	4,216	—

Adjusted net earnings (loss) available for common unitholders	$207,631	$(46,616)

Weighted average common partnership units outstanding - Basic	461,259	254,698
Incremental weighted average effect on exchange of limited partnership units	1,291	—
Incremental weighted average effect of share awards	1,678	—
Incremental weighted average effect on exchange of certain exchangeable debt	11,879	—

Weighted average common partnership units outstanding - Diluted (3)	476,107	254,698

Net earnings (loss) per unit available for common unitholders - Basic and Diluted	$0.44	$(0.18)

(1)	In periods with a net loss, the inclusion of any incremental shares/units is anti-dilutive and, therefore, both basic and diluted shares/units are the same.
(2)	As a result of the Merger, the historical shares of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for all periods presented. As a result, the per share/unit calculations and shares/units outstanding were also adjusted.
(3)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 10,132 and 3,457 for the three months ended March 31, 2012 and 2011, respectively.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. We reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.

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

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we have entered into interest rate swap and cap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We also have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had 40 interest rate swap contracts, including 33 contracts denominated in euro, two contracts denominated in British pound sterling, four contracts denominated in Japanese yen and one contract denominated in U.S. dollar, outstanding at March 31, 2012. We also had one interest rate cap contract, denominated in Japanese yen, outstanding at March 31, 2012.

We had $32.5 million and $28.5 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at March 31, 2012 and December 31, 2011, respectively.

We recorded a loss of $0.9 million for ineffectiveness during the three months ended March 31, 2012. We did not have ineffectiveness during the three months ended March 31, 2011. The amount reclassified to interest expense for the three months ended March 31, 2012 was $2.6 million. The amount reclassified to interest expense for the three months ended March 31, 2011 is not considered material. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at March 31, 2012 and December 31, 2011 were losses of $48.3 million and $51.7 million, respectively.

We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss (“AOCI”) in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. For the next twelve months from March 31, 2012, we estimate that an additional $14.2 million will be reclassified as interest expense. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.

The following table summarizes the activity in our derivative instruments (in millions) for the three months ended March 31:

	2012		2011
	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$1,496.5	$—	$268.1	$—
New contracts	367.0	194.1	—	—
Acquired contracts	71.0	—	—	—
Matured or expired contracts	(393.3)	—	—	—

Notional amounts at March 31	$1,541.2	$194.1	$268.1	$—

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

Fair Value Measurements on a Recurring and Non-recurring Basis

At March 31, 2012, other than the derivatives discussed above and in Note 7, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Non-financial assets measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate assets and investments in and advances to unconsolidated investees that were subject to impairment charges. The fair value of these assets at March 31, 2012 was not considered material.

Fair Value of Financial Instruments

At March 31, 2012 and December 31, 2011, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

At March 31, 2012 and December 31, 2011, the fair value of our senior notes and exchangeable senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques, such as a discounted cash flow analysis on the expected cash flows and a Black Sholes option pricing model (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2012 and December 31, 2011, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$850,909	$853,463	$936,796	$940,334
Senior notes	4,747,916	5,191,281	4,772,607	5,038,678
Exchangeable senior notes	1,322,800	1,456,632	1,315,448	1,431,805
Secured mortgage debt	2,806,496	2,939,167	1,725,773	1,861,261
Secured mortgage debt of consolidated investees	1,366,774	1,384,553	1,468,637	1,486,040
Other debt of consolidated investees	625,419	630,152	775,763	751,075
Other debt	660,607	660,067	387,384	389,804

Total debt	$12,380,921	$13,115,315	$11,382,408	$11,898,997

15.	Business Segments

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior year operating results to exclude the items presented as discontinued operations.

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our Total Revenues; (ii) each reportable business segment’s net operating income from external customers to our Earnings (Loss) before Income Taxes; and (iii) each reportable business segment’s assets to our Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our Total Revenues, Earnings (Loss) before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three Months Ended March 31,
	2012	2011
Revenues:
Real estate operations (1):
Americas	$295,543	$150,062
Europe	118,544	26,545
Asia	53,620	23,426

Total Real Estate Operations segment	467,707	200,033

Private capital (2):
Americas	18,354	16,149
Europe	9,137	13,324
Asia	4,866	361

Total Private Capital segment	32,357	29,834

Total revenues	$500,064	$229,867

Net operating income:
Real estate operations (3):
Americas	$207,603	$102,453
Europe	89,199	15,284
Asia	41,474	16,988

Total Real Estate Operations segment	338,276	134,725

Private capital (2)(4):
Americas	7,947	9,391
Europe	5,384	9,804
Asia	2,145	87

Total Private Capital segment	15,476	19,282

Total segment net operating income	353,752	154,007
Reconciling items:
General and administrative expenses	(60,159)	(39,183)
Merger, acquisition and other integration expenses	(10,728)	(5,988)
Impairment of real estate properties	(3,185)	—
Depreciation and amortization expense	(188,801)	(80,049)
Earnings from unconsolidated investees, net	13,995	13,641
Interest expense	(133,447)	(90,527)
Impairment of goodwill and other assets	(16,135)	—
Interest and other income (expense), net	5,101	(2,579)
Gains on acquisitions and dispositions of investments in real estate, net (5)	267,771	3,725
Foreign currency exchange and derivative gains (losses), net	(26,775)	1,374
Gain on early extinguishment of debt, net	5,419	—

Total reconciling items	(146,944)	(199,586)

Earnings (loss) before income taxes	$206,808	$(45,579)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Real estate operations:
Americas	$15,342,375	$13,305,147
Europe	6,676,158	6,823,814
Asia	3,408,290	3,502,033

Total Real Estate Operations segment	25,426,823	23,630,994

Private capital (6):
Americas	25,514	43,394
Europe	62,344	61,946
Asia	8,235	9,368

Total Private Capital segment	96,093	114,708

Total segment assets	25,522,916	23,745,702

Reconciling items:
Investments in and advances to other unconsolidated investees	2,452,939	2,857,755
Notes receivable backed by real estate	247,241	322,834
Assets held for sale	102,183	444,850
Cash and cash equivalents	343,736	176,072
Other assets	198,938	176,699

Total reconciling items	3,345,037	3,978,210

Total assets	$28,867,953	$27,723,912

(1)	Includes rental income of our industrial properties and land subject to ground leases, as well as development management and other income.
(2)	Includes revenues earned from managing our unconsolidated entities and certain third parties.
(3)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.
(4)	Amounts are reduced by the direct costs we incur to manage the unconsolidated entities and certain third parties that are presented as Private Capital Expenses in our Consolidated Statements of Operations.
(5)	Included in 2012 is a $273.0 million gain on acquisition of Prologis California. See Note 2 for further information on this transaction.
(6)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Private Capital segment.

16.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the three months ended March 31, 2012 and 2011 are as follows:

•	See Note 2 for discussion on Q1 Venture Acquisitions.

•

During the three months ended March 31, 2012 and 2011, we capitalized portions of the total cost of our stock-based compensation awards of $2.1 million and $1.4 million, respectively, to the investment basis of our real estate or other assets.

•	In the first quarter of 2012, we received $2.5 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these entities.

The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2012 and 2011 was $127.6 million and $68.2 million, respectively.

During the three months ended March 31, 2012 and 2011, cash paid for income taxes, net of refunds, was $9.8 million and $5.9 million, respectively.

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

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. (“Cisco”), is seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. Specifically, Cisco seeks (1) declaratory relief that Prologis owes certain Community Facilities District taxes that have been assessed against its land, following Cisco’s purchase of the land from Prologis through the exercise of option agreements; (2) declaratory relief that Prologis’ partial transfers of rights and obligations under the Contract to third parties are void; and (3) damages for alleged breaches of the Contract relating to the plans to build a baseball stadium at Pacific Commons. Although the total damages alleged by Cisco are approximately $200 million, we believe these claims are without merit and are defending these matters vigorously. Based on the facts and circumstances surrounding this dispute, we believe the low end of our range of loss is zero and therefore, in accordance with GAAP, we have not recorded any liability with respect to this matter as of March 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of March 31, 2012, the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011, and the related consolidated statement of equity for the three-month period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado

May 7, 2012

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of March 31, 2012, the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011, and the related consolidated statement of capital for the three-month period ended March 31, 2012. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, L.P. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado

May 7, 2012

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2011 Annual Report on Form 10-K.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. References to “we”, “us” and “our” refer to ProLogis and its consolidated subsidiaries prior to the Merger (defined below) and to Prologis, Inc. and its consolidated subsidiaries following the Merger.

Management’s Overview

We are the leading global owner, operator and developer of industrial real estate, focused on global or regional markets across the Americas, Europe and Asia. As of March 31, 2012, we owned, or had investments in, on a consolidated basis or through unconsolidated ventures, properties and development projects totaling approximately 584 million square feet (54.3 million square meters) in 22 countries. These properties are leased to approximately 4,500 customers, including manufacturers, retailers, transportation companies, third-party logistics providers and other enterprises.

Of the approximately 584 million square feet of our owned and managed portfolio as of March 31, 2012:

•	approximately 537 million square feet were in our operating portfolio with a gross book value of $41.1 billion that were 92.3% occupied;

•	approximately 12 million square feet were in our development portfolio with a total expected investment of $1.4 billion and were 43.5% leased;

•	approximately 35 million square feet consisted of properties we manage on behalf of third parties, properties in which we have an ownership interest but do not manage and other properties we own; and

•	the largest customer and 25 largest customers accounted for 2.5% and 18.4%, respectively, of the annualized base rent of the combined portfolio.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our current business strategy includes two operating segments: Real Estate Operations and Private Capital. We generate revenues, earnings, net operating income (calculated on rental income less rental expenses), and funds from operations (as defined below), and cash flows through our segments primarily through three lines of business, as follows:

Real Estate Operations Segment

Rental Operations—This represents the primary source of our core revenue, earnings and funds from operations (or FFO as defined below). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rents by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to increase overall rental income primarily through the leasing of space currently available in our properties. We believe that our regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies that provide a benefit to our customers as well as the Company.

Capital Deployment Activities—Our development and re-development activities support our rental operations and are, therefore, included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties directly or in co-investment ventures for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. Generally, in the U.S., Europe and Japan, we are developing directly while in emerging markets, such as Brazil, China and Mexico, we are developing with our private capital partners in a variety of co-investment ventures.

Private Capital Segment -We co-invest in properties with private capital investors through a variety of co-investment ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended fund structures and joint ventures, while providing complete portfolio management and financial reporting services. We generally own 10-50% in the ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures and by raising additional third-party capital in our existing ventures.

On June 3, 2011, we completed a merger in which ProLogis shareholders received 0.4464 of a share of AMB Property Corporation (“AMB”) common stock for each outstanding common share of beneficial interest in ProLogis (the “Merger”). Following the Merger, AMB changed its name to Prologis, Inc. In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. In May 2011, we also acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR Acquisition”). Since the Merger and PEPR Acquisition did not occur until second quarter 2011, our results for the first quarter of 2011 do not reflect any impact from the Merger or the PEPR Acquisition. Therefore, period to period comparisons may not provide as meaningful information as if those transactions were reflected in both periods. See Note 2 to the Consolidated Financial Statements in Item 1 for more information relating to both the Merger and PEPR Acquisition.

At the time of the Merger, we established key strategic priorities to guide our path over the next two years. These priorities are:

•	to align our portfolio with our investment strategy while serving the needs of our customers;

•	to strengthen our financial position and build one of the top balance sheets in the real estate investment trust industry;

•	to streamline our private capital business and position it for substantial growth;

•	to improve the utilization of our low yielding assets; and

•	to build the most effective and efficient organization in the real estate investment trust industry and to become the employer of choice among top professionals interested in real estate as a career.

Align our Portfolio with our Investment Strategy

Subsequent to the Merger, we performed a comprehensive review of our owned and managed portfolio, and categorized the portfolio into three main segments—global, regional and other markets. As of March 31, 2012, global markets represented approximately 83% of our overall owned and managed platform (based on our share of net operating income of the properties) and regional markets represented 12% of our total owned and managed platform. We intend to hold only the highest quality class-A product in our regional markets. We also own a small number of assets in other markets, which account for 5% of our owned and managed platform and that we plan to exit from in an orderly fashion in the next few years. By segmenting our markets in this manner, we were able to construct a strategy that includes culling the portfolio for buildings and potentially submarkets that are no longer a strategic fit for the company. We expect to use the proceeds from dispositions to pay down debt and to recycle capital into new development projects or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the real estate investment trust industry. We expect to lower our financial risk by reducing leverage and maintaining staggered debt maturities, which will provide us with more financial flexibility and allow continued access to debt capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they become available. We will reduce our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, and we might also enter into derivative contracts to swap U.S. dollar denominated debt into obligations denominated in euro and yen. We expect to also lower our currency exposure by holding assets we own outside the U.S. primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures. In addition, we expect that new development projects, particularly in emerging markets such as Brazil, China and Mexico, will be done in conjunction with our private capital partners.

Streamline Private Capital Business

We are rationalizing our private capital business in conjunction with our private capital investors. Some of our legacy co-investment ventures have fee structures that do not adequately compensate us for the services we provide. Also, some ventures have governance or decision making processes in place that we would like to change. Therefore, we may terminate or restructure certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we will work very closely with our partners and venture investors who will be active participants in these decisions. We plan to grow our private capital business with the deployment of the private capital commitments we have already raised, formation of new co-investment ventures and raising incremental capital for our existing co-investment ventures.

Improve the Utilization of Our Low Yielding Assets

We plan to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects as well as monetizing our land through development or sale to third parties.

Build the most effective and efficient organization in the real estate investment trust industry and become the employer of choice among top professionals interested in real estate as a career

We have identified more than $115 million of Merger cost synergies on an annualized basis, as compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies include gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We believe we have realized substantially all of these synergies already and expect to realize the full amount by the end of 2012. In addition, we are in the process of implementing a new enterprise wide system that will include a property management/billing system (implemented in April 2012), a human resources system, a general ledger and accounting system and a data warehouse. In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality. As of January 1, 2012, we implemented two new compensation plans that we believe will better align employees’ compensation to our performance. We believe these efforts and others will help us with the attainment of this objective.

Summary of 2012

During the three months ended March 31, 2012, we completed the following activities in support of our strategic priorities:

•

We rationalized two of our unconsolidated co-investment ventures by purchasing our partner’s interest in Prologis North America Fund II (“ NAIF II”) and dissolving Prologis California and dividing the portfolio equally with our partner (collectively “Q1 Venture Acquisitions”). These two transactions increased our real estate by $2.1 billion and debt by $1.4 billion. See Note 2 to our Consolidated Financial Statements in Item 1 for more details.

•

We generated aggregate proceeds of $715.4 million from the disposition of land and 70 properties to third parties and the contribution of one property to one of our co-investment ventures and used the proceeds to reduce our outstanding debt.

•

We began three development projects in the first quarter of 2012 aggregating 1.5 million square feet with a total expected investment of $211.0 million, including two projects (or 93% of the total expected investment) that were 100% leased prior to development.

•	We entered into a multi-currency senior term loan agreement and used the proceeds to pay off two outstanding term loans with the remainder used to pay down our credit facilities.

•

As of March 31, 2012, our total owned and managed portfolio, including both consolidated and unconsolidated properties, was 92.3% occupied and 92.7% leased as compared to 92.2% occupied and 92.5% leased at December 31, 2011.

Operational Outlook

U.S. industrial net absorption measured 25.2 million square feet in the first quarter of 2012, down slightly from 27.7 million square feet in the fourth quarter of 2011. Typically, the first quarter has less absorption. Net absorption has been positive for the last seven consecutive quarters, reducing the availability rate by 120 basis points during that time. At 13.4%, availability is at its lowest level since the second quarter of 2009. Net effective rent has made modest improvements, and as a result, some speculative development is beginning in selected locations with lower relative vacancy levels, such as South Florida, Southern California, New Jersey and Houston.

Though economic growth remains relatively moderate, inventories continue to rise, and utilization rates have been on an overall upward trajectory since late 2010. In the U.S., net absorption totaled more than 117 million square feet in 2011, representing a remarkable improvement over the past few years, and we continue to expect net absorption of 150—175 million square feet in 2012.

Within Europe and Japan, we believe significant supply chain reconfiguration, obsolescence and strong tenant preference to rent rather than own will fuel additional demand for industrial space. Moreover, the undersupply of Class-A distribution space in Japan has and will continue to create demand for more modern, earthquake-resistant product, especially as Japan rebuilds from the March 2011 earthquake and tsunami, which temporarily interrupted its supply chain. Demand for logistics real estate in emerging markets where we have investments primarily through our co-investment ventures, such as Brazil, China, and Mexico, remains strong due to growing economies.

In our total owned and managed operating portfolio, which includes properties managed by us and owned by our unconsolidated co-investment ventures that are accounted for under the equity method, we leased 30.9 million square feet of space during the three months ended March 31, 2012. Excluding the properties that were part of the Merger, we leased 21.9 million square feet of space during the three months ended March 31, 2011. The effective rental rates on leases signed during the first quarter of 2012 in our same store portfolio (as defined below) decreased by 1.1% when compared with the rental rates on the previous leases on that same space. The total owned and managed portfolio was 92.3% occupied at March 31, 2012, up from 92.2% at December 31, 2011. Our existing customers with expiring leases renewed their leases 78.3% of the time during the three months of 2012 as compared with 65.9% in the first quarter of 2011.

Due to the lack of supply of class A facilities, coupled with the decreasing vacancy rates, we expect development volume to increase in our markets. Our development business consists of speculative development, build-to-suit development, value added conversions and redevelopment. We expect to develop directly and within the co-investment structures depending on location, market conditions, submarkets or building sites, and availability of capital. In response to this emerging demand, we are actively pursuing various development opportunities, as shown with the commencement of the development of three properties in the first quarter of 2012.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings (Loss) from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the three months ended March 31 (dollars in thousands):

	2012	2011
Net operating income –Real Estate Operations segment	$338,276	$134,725
Net operating income – Private Capital segment	15,476	19,282
Other:
General and administrative expenses	(60,159)	(39,183)
Merger, acquisition and other integration expenses	(10,728)	(5,988)
Impairment of real estate properties and other assets	(19,320)	—
Depreciation and amortization expense	(188,801)	(80,049)
Earnings from unconsolidated investees, net	13,995	13,641
Interest expense	(133,447)	(90,527)
Interest and other income (expense), net	5,101	(2,579)
Gains on acquisitions and dispositions of investments in real estate, net	267,771	3,725
Foreign currency exchange and derivative gains (losses), net	(26,775)	1,374
Gain on early extinguishment of debt, net	5,419	—
Income tax expense	(12,124)	(6,369)

Earnings (loss) from continuing operations	$194,684	$(51,948)

See Note 15 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to Earnings (Loss) Before Income Taxes.

Real Estate Operations Segment

The net operating income of the Real Estate Operations segment consisted of rental income and rental expenses from industrial properties that we own and consolidate and is impacted by our capital deployment activities. The size and percentage of occupancy of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition costs and land holding costs. The net operating income from the Real Estate Operations segment for the three months ended March 31, excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2012	2011
Rental and other income	$467,707	$200,033
Rental and other expenses	129,431	65,308

Total net operating income—Real Estate Operations segment	$338,276	$134,725

The increase in rental income and rental expense in 2012 from 2011 are due primarily to the impact of the Merger and the PEPR Acquisition in the second quarter of 2011, the Q1 Venture Acquisitions, increased occupancy in our consolidated operating portfolio (from 85.7% at March 31, 2011 to 91.9% at March 31, 2012) and the completion and stabilization of new development properties. The results for 2012 included rental income and expenses from properties acquired through the Merger and PEPR Acquisition of $225.3 million and $59.0 million, respectively.

In our consolidated portfolio, we leased 16.8 million square feet for the three months ended March 31, 2012 compared to 10.7 million square feet for the three months ended March 31, 2011. In our total owned and managed portfolio, we calculated the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our same store portfolio (as defined below). During the first quarter of 2012 and 2011, the percentage decrease was 1.1% and 9.2%, respectively. A decline in rental rates is due to: (i) leases turning that were put in place when market rents were at or near peak; and (ii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $91.9 million and $43.0 million for the three months ended March 31, 2012 and 2011, respectively.

Our consolidated operating properties are as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
March 31, 2012 (1)	1,937	329,193	91.8%
December 31, 2011 (2)	1,797	291,051	91.4%
March 31, 2011	983	167,563	85.7%

(1)	The increase in properties from December 31, 2011 to March 31, 2012 is principally related to the Q1 Venture Acquisitions, as discussed above.
(2)	The increase in properties from March 31, 2011 to December 31, 2011 is principally related to the Merger and PEPR Acquisition.

Private Capital Segment

The net operating income of the Private Capital segment consisted of fees and incentives earned for services performed for our unconsolidated investees and certain third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Private Capital segment totaled $16.9 million and $10.6 million for the three months ended March 31, 2012 and 2011, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations in Item I. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by individuals who are assigned to our Private Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase in Private Capital Expenses in 2012 is due to the increased private capital platform and infrastructure that was part of the Merger, offset partially with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR and the Q1 Venture Acquisitions.

The net operating income from the Private Capital segment, representing fees earned reduced by private capital expenses, for the three months ended March 31 was as follows (in thousands):

	2012	2011
Americas (1)	$7,947	$9,391
Europe (2)	5,384	9,804
Asia (3)	2,145	87

Total net operating income—Private Capital segment	$15,476	$19,282

(1)	We had seven unconsolidated operating co-investment ventures as of January 1, 2011. In connection with the Merger, we added three co-investment ventures. During the first quarter of 2012, we dissolved one co-investment venture and acquired 50% of the related portfolio and purchased our partner’s interest in another, leaving eight unconsolidated operating co-investment ventures remaining at March 31, 2012.
(2)	Represents the fees earned by us from three and two unconsolidated co-investment ventures for the three months ended March 31, 2012 and 2011, respectively. The increase is due to two co-investment ventures added through the Merger reduced by PEPR that we began consolidating at the end of May 2011.
(3)	Represents the fees earned by us from our investments in two and one unconsolidated co-investment ventures for the three months ended March 31, 2012 and 2011, respectively. We sold our investment in a Korea co-investment venture during the third quarter 2011. With the Merger, we acquired an investment in an unconsolidated co-investment venture in each of Japan and China.

See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.

Other Components of Income

General and Administrative (“G&A”) Expense

G&A expenses for the three months ended March 31 consisted of the following (in thousands):

	2012	2011
Gross G&A expense	$101,814	$66,543
Reported as rental expenses	(8,158)	(4,911)
Reported as private capital expenses	(16,881)	(10,552)
Capitalized amounts	(16,616)	(11,897)

Net G&A	$60,159	$39,183

The increase in G&A expenses and the various components is due primarily to the Merger, PEPR Acquisition and the larger infrastructure associated with the combined company.

Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we have incurred significant transaction, integration and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. In 2011, the costs that were obligations of AMB and expensed pre-Merger are not included in our Consolidated Financial Statements. For the three months ended March 31, 2011, we have included reduction in workforce charges associated with dispositions made in 2011. The following is a breakdown of the costs incurred during the three months ended March 31 (in thousands):

	2012	2011
Termination, severance and transitional employee costs	$7,685	$3,807
Professional fees	2,216	2,181
Office closure, travel and other costs	827	—

Total	$10,728	$5,988

Impairment of real estate properties and other assets

During the three months ended March 31, 2012, we recorded an impairment charge of $16.1 million related to the land received in 2011 in exchange for a note receivable.

Depreciation and Amortization

Depreciation and amortization expenses were $188.8 million and $80.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily due to additional depreciation and amortization expenses associated with the assets (including intangible assets) acquired in the second quarter 2011, through the Merger and PEPR Acquisition, and the Q1 Venture Acquisitions, and completed and leased development properties.

Earnings from Unconsolidated Investees, Net

We recognized net earnings of $14.0 million and $13.6 million for the three months ended March 31, 2012 and 2011, respectively. These earnings relate to our investment in unconsolidated investees that are accounted for on the equity method. The primary reason for the increase in 2012 over 2011 is due to the investments we acquired through the Merger, partially offset by the consolidation of PEPR and the Q1 Venture Acquisitions. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollar, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See discussion of our portfolio results in the section, “Portfolio Information”. See also Note 4 to our Consolidated Financial Statements in Item I for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations for the three months ended March 31 included the following components (in thousands):

	2012	2011
Gross interest expense	$148,847	$89,023
Amortization of discount (premium), net	(6,737)	7,838
Amortization of deferred loan costs	4,956	4,997

Interest expense before capitalization	147,066	101,858
Capitalized amounts	(13,619)	(11,331)

Net interest expense	$133,447	$90,527

Gross interest expense and capitalized amounts increased in 2012 from 2011 primarily due to higher debt levels as a result of the Merger, the PEPR Acquisition and the Q1 Venture Acquisitions in the first quarter of 2012, partially offset by lower effective interest rates.

Our weighted average effective interest rate (including amortization of deferred loan costs) was 4.90% and 6.20% for the three month period ended March 31, 2012 and 2011, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities. As a result of the Merger and PEPR Acquisition, we increased our debt from $6.4 billion at March 31, 2011 to $12.1 billion at June 30, 2011. We reduced our debt to $11.4 billion at December 31, 2011. As a result of the Q1 Venture Acquisitions, we increased debt to $12.4 billion as of March 31, 2012, which we expect to reduce with proceeds from property sales. See Notes 2 and 7 to our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Interest and Other Income (Expense), Net

During the three months ended March 31, 2011, we recognized a $6.9 million charge related to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

We recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $267.8 million during the three months ended March 31, 2012. This included a $273.0 million gain related to the Prologis California transaction. The gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities. See Note 2 for more details on this transaction.

Foreign Currency Exchange and Derivative Gains (Losses), Net

In connection with the Merger and the exchange offer discussed in Note 7 to our Consolidated Financial Statements in Item 1, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes changed, which required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized an unrealized loss of $26.8 million for the three months ended March 31, 2012.

Gain on Early Extinguishment of Debt, Net

During the three months ended March 31, 2012, we extinguished some secured mortgage debt, unsecured credit facilities of PEPR and two term loans prior to maturity, which resulted in the recognition of $5.4 million in net gains. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees.

Income Tax Expense

During the three months ended March 31, 2012 and 2011, our current income tax expense was $11.1 million and $5.5 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable real estate investment trust subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.

During the three months ended 2012 and 2011, we recognized a net deferred tax expense of $1.1 million and $0.9 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

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

During the three months ended March 31, 2012, we disposed of land subject to ground leases and 70 properties aggregating 7.9 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2011. The net gains on disposition of these properties, net of taxes, are reflected in discontinued operations, along with the results of operations of these properties for all periods presented. During all of 2011, we disposed of land subject to ground leases and 94 properties aggregating 10.7 million square feet to third parties.

As of March 31, 2012, we had land and nine operating properties that met the criteria to be recorded as held for sale, including the real estate investment balances and the related assets and liabilities of each property.

See Note 6 to our Consolidated Financial Statements in Item 1.

Other Comprehensive Income (Loss)—Foreign Currency Translation (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollar at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Other Comprehensive Income (Loss).

During the three months ended March 31, 2012 and 2011, we recorded unrealized losses in Other Comprehensive Income (Loss) of $41.2 million and gains of $203.9 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollar upon consolidation. In 2012, we recorded net unrealized losses due to the weakening of yen to the U.S. dollar, from the beginning to the end of the period. In 2011, the unrealized gains are mainly the result of the strengthening of the euro and pound sterling to the U.S. dollar, from the beginning to the end of the period.

Portfolio Information

Our total owned and managed portfolio of properties includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties and was as follows (square feet in thousands):

	March 31, 2012		December 31, 2011 (1)		March 31, 2011
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,937	329,193	1,797	291,051	983	167,563
Unconsolidated	1,158	208,775	1,403	267,752	1,179	255,248

Totals	3,095	537,968	3,200	558,803	2,162	422,811

(1)	The increase in properties and square feet from March 31, 2011 to December 31, 2011 is principally due to the Merger and PEPR Acquisition.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), including those owned and managed by AMB prior to the Merger, in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2012, as those properties that were in operation at January 1, 2011, and have been in operation throughout the three-month periods in both 2012 and 2011. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollar, for both periods. The same store portfolio, for the three months ended March 31, 2012, included 522.6 million of aggregated square feet.

	For the Three Months Ended March 31,
	2012	2011	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$464,594	$195,714
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(16,929)	(6,303)
Effect of changes in foreign currency exchange rates and other	(1,309)	(1,345)
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	331,990	318,201
Rental income of AMB properties pre-Merger	—	276,925

Same store portfolio—rental income (2)(3)	778,346	783,192	(0.62)%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$125,096	$60,624
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(10,917)	(6,662)
Effect of changes in foreign currency exchange rates and other	7,736	4,807
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	81,055	76,535
Rental expense of AMB properties pre-Merger	—	82,104

Same store portfolio—rental expenses (3)(4)	202,970	217,408	(6.64)%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$339,498	$135,090
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(6,012)	359
Effect of changes in foreign currency exchange rates and other	(9,045)	(6,152)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	250,935	241,666
Net operating income of AMB properties pre-Merger	—	194,821

Same store portfolio—net operating income (3)	575,376	565,784	1.70%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial properties and those owned by our unconsolidated investees (accounted for on the equity method) and managed by us.
(4)

Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of the REIT and distributions to the limited partnership units of the Operating Partnership, we expect our primary cash needs will consist of the following:

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	investments in current or future unconsolidated investees, as discussed below, primarily for the development and/or acquisition of properties depending on market and other conditions;

•	development of new properties for long-term investment;

•	repayment of debt, including payments on our credit facilities and repurchases of senior notes and/or exchangeable senior notes;

•	scheduled consolidated debt principal payments in the remainder of 2012 of $668.8 million, which includes $113.4 million of our consolidated but not wholly-owned entities;

•	capital expenditures and leasing costs on properties;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this might include acquisitions from our co-investment ventures); and

•	Merger integration and transition expenses.

(a)	As of March 31, 2012, we had 24 properties in our development portfolio that were 52.4% leased with a current investment of $791.1 million and a total expected investment of $1.1 billion when completed and leased, leaving $299.4 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($343.7 million at March 31, 2012);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.2 billion available as of March 31, 2012), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

We may repurchase our outstanding debt securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($641.9 million at March 31, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion at March 31, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds from this senior term loan to pay off the two outstanding term loans assumed in connection with the Merger and the remainder to pay down borrowings on our credit facilities.

In the first quarter of 2012 in connection with the Q1 Venture Acquisitions, we have assumed additional debt of approximately $1.0 billion. See Note 2 to our Consolidated Financial Statements in Item 1 for more details on these transactions.

As of March 31, 2012, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

See Note 7 to our Consolidated Financial Statements in Item 1 for further discussion on our debt.

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

The following table is a summary of remaining equity commitments as of March 31, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended
Venture Partners	$128.0

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$78.3	February 2014
Venture Partner	$444.3

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total Unconsolidated
Prologis	$173.9
Venture Partners	$1,072.5

Prologis Brazil Logistics Partners Fund
Prologis	$148.6	December 2013
Venture Partner	$148.6

Total Consolidated

Prologis	$148.6
Venture Partners	$148.6

Grand Total
Prologis	$322.5
Venture Partners	$1,221.1

(1)	We secured $128 million in commitments from third parties in the first quarter in order to fund future contributions or to pay down existing debt.

(2)	These equity commitments will be called only to pay outstanding debt of the venture. The relevant debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.

(3)	Equity commitments are denominated in euro and reported above in U.S. dollar.

For more information on our investments in unconsolidated co-investment ventures, see Note 4 to our Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the three months ended March 31, 2012 and 2011, operating activities provided net cash of $71.4 million and $2.6 million, respectively. In the first three months of 2012 and 2011, cash provided by operating activities was less than the cash distributions paid on common and preferred shares and distributions to noncontrolling interest by $80.7 million and $67.9 million, respectively. We used cash flows from operating activities and proceeds from the disposition of real estate properties ($713.0 million in 2012 and $394.5 million in 2011) to fund dividends on common and preferred shares and distributions to noncontrolling interests.

Cash Investing and Cash Financing Activities

For the three months ended March 31, 2012 and 2011, investing activities provided net cash of $176.6 million and $178.3 million, respectively. The following are the significant activities for both periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $713.0 million and $394.5 million during 2012 and 2011, respectively. In 2012, we disposed of land, land subject to ground leases and 71 properties. In 2011, we disposed of land, land subject to ground leases and 34 properties that included the majority of our non-industrial assets.

•

We invested $221.9 million in real estate during 2012 and $217.7 million for the same period in 2011, including costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. In 2012, we acquired one property with an aggregate purchase price of $10.4 million.

•	In 2012, we invested cash of $31.7 million in unconsolidated investees. In 2011, we received advances, net of repayments, from unconsolidated investees of $11.3 million.

•

In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. The loan repayment was reduced by the cash acquired in the consolidation of NAIF II.

•	We received distributions from unconsolidated investees as a return of investment of $34.6 million and $38.7 million during 2012 and 2011, respectively.

•	We generated net cash proceeds from payments on notes receivable of $6.5 million in 2011.

•	In 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-industrial assets.

For the three months ended March 31, 2012 and 2011, financing activities used net cash of $80.2 million and $195.2 million, respectively. The following are the significant activities for both periods presented:

•	In 2012, we incurred $1.0 billion in secured mortgage and senior term loan debt. In 2011, we incurred $164.5 million in secured mortgage debt.

•	We had net payments on our credit facilities of $51.5 million and $269.8 million during 2012 and 2011, respectively.

•	We made net payments of $927.9 million and $16.4 million on debt during 2012 and 2011, respectively.

•

We paid distributions of $129.5 million and $64.0 million to our common stockholders during 2012 and 2011, respectively. We paid dividends on our preferred stock of $16.7 million and $6.4 million during 2012 and 2011, respectively.

•	We generated proceeds from the sale and issuance of common stock under our stock option plan of $18.6 million in 2012.

•	In 2012, noncontrolling interest partners made contributions of $12.8 million and we distributed $6.0 million to noncontrolling interests.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at March 31, 2012 of $2.1 billion. These unconsolidated ventures had total third party debt of $7.2 billion (in the aggregate, not our proportionate share) at March 31, 2012 that matures as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Discount/ Premium	Total (1)
Prologis North American Properties Fund I	108.3	—	—	—	—	—	—	108.3
Prologis North American Properties Fund XI	0.4	0.4	—	—	—	—	0.1	0.9
Prologis North American Industrial Fund	52.0	80.0	—	108.7	444.0	559.5	—	1,244.2
Prologis North American Industrial Fund III	118.7	385.4	146.7	—	—	—	(1.3)	649.5
Prologis Targeted U.S. Logistics Fund	39.1	188.8	102.4	330.8	158.6	810.0	14.5	1,644.2
Prologis Mexico Industrial Fund	—	—	—	—	—	214.1	—	214.1
Prologis SGP Mexico	61.5	3.6	3.9	4.1	144.9	—	—	218.0
Prologis European Properties Fund II	8.8	394.6	187.8	466.4	231.4	211.0	—	1,500.0
Prologis Targeted Europe Logistics Fund	7.0	9.3	391.5	228.8	2.4	2.5	11.7	653.2
Prologis Japan Fund 1	8.6	502.3	2.6	4.3	115.9	261.9	7.7	903.3
Prologis China Logistics Venture 1	—	—	—	—	106.0	—	—	106.0

Total co-investment ventures	$404.4	$1,564.4	$834.9	$1,143.1	$1,203.2	$2,059.0	$32.7	$7,241.7

(1)	As of March 31, 2012, we had guaranteed $5.3 million of the third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our real estate investment trust status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash distribution of $0.28 per common share for the first quarter on March 30, 2012. On May 3, 2012, our Board of Directors (“Board”) declared the second quarter distribution of $0.28 per common share that will be payable on June 29, 2012 to shareholders of record on June 11, 2012. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At March 31, 2012, we had seven series of preferred stock outstanding. The annual dividend rates on preferred stock are 6.5% per Series L, 6.75% per Series M, 7.0% per Series O, 6.85% per Series P, 8.54% per Series Q, 6.75% per Series R and 6.75% per Series S. The Series Q, R and S were preferred shares of ProLogis prior to the Merger and dividends on those shares have been reflected in the Consolidated Financial Statements in Item 1 for both periods ended March 31, 2012 and 2011. The dividends on the Series L, M, O and P preferred stock have been included in the Consolidated Financial Statements since the Merger, and thus, reflected in the three-month period ended March 31, 2012 only. The dividends on preferred stock are payable quarterly in arrears.

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

New Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

Funds from Operations (“FFO”)

FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales and impairment charges of previously depreciated properties. We agree that these two NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	Real estate investment trusts were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a real estate investment trust’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions of land and development properties, as well as our proportionate share of the gains and losses from dispositions recognized by our unconsolidated investees, in our definition of FFO.

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

We use these FFO measures, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties. The long-term performance of our properties is principally driven by rental income. While not infrequent or unusual, these additional items we exclude in calculating FFO, as defined by Prologis, are subject to significant fluctuations from period to period that cause both positive and negative short-term effects on our results of operations in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

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

Core FFO

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly or our share recognized by our unconsolidated investees to the extent they are included in FFO, as defined by Prologis:

•	gains or losses from acquisition, contribution or sale of land or development properties;

•	income tax expense related to the sale of investments in real estate;

•

impairment charges recognized related to our investments in real estate (either directly or through our investments in unconsolidated investees) generally as a result of our change in intent to contribute or sell these properties;

•	impairment charges of goodwill and other assets;

•	gains or losses from the early extinguishment of debt;

•	merger, acquisition and other integration expenses; and

•	expenses related to natural disasters

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

Limitations on Use of our FFO Measures

While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, they are two of many measures we use when analyzing our business. Some of these limitations are:

(i)	The current income tax expenses that are excluded from our defined FFO measures represent the taxes that are payable.

(ii)	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.

(iii)	Gains or losses from property acquisitions and dispositions or impairment charges related to expected dispositions represent changes in the value of the properties. By excluding these gains and losses, FFO does not capture realized changes in the value of acquired or disposed properties arising from changes in market conditions.

(iv)	The deferred income tax benefits and expenses that are excluded from our defined FFO measures result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measures do not currently reflect any income or expense that may result from such settlement.

(v)	The foreign currency exchange gains and losses that are excluded from our defined FFO measures are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measures are limited in that they do not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP. This information should be read with our complete financial statements prepared under GAAP.

	Three Months Ended
	March 31,
	2012	2011
FFO:
Reconciliation of net earnings (loss) to FFO measures:
Net earnings (loss) available for common stockholders	$202,412	$(46,616)

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	184,691	75,776
Net gains on non-FFO dispositions	(171,265)	(1,297)
Reconciling items related to noncontrolling interests	(12,054)	—
Our share of reconciling items from unconsolidated investees	34,538	35,677

Subtotal-NAREIT defined FFO	238,322	63,540

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	24,236	(1,635)
Deferred income benefit	1,051	864
Our share of reconciling items from unconsolidated investees	(1,537)	(623)

FFO, as defined by Prologis	262,072	62,146

Impairment charges	19,320	—
Japan disaster expenses	—	6,925
Merger, acquisition and other integration expenses	10,728	5,988
Our share of gains on acquisitions and dispositions of investments in real estate, net	(102,918)	(2,568)
Our share of gains on early extinguishment of debt, net	(4,437)	—
Income tax expense on dispositions	—	1,916

Core FFO	$184,765	$74,407

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

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of March 31, 2012, we had $642 million outstanding under multi-currency senior term loan with variable interest rates. As of March 31, 2012, we had ¥44.9 billion ($547.1 million) in TMK bond agreements with variable interest rates. We have entered into interest rate swap agreements to fix the interest rate on ¥43.1 billion ($524.9 million) of the TMK bonds. As of March 31, 2012, we had €711.0 million ($936.2 million) in secured debt with variable interest rates. We have entered into interest rate swap agreements to fix the interest rate on €682.8 million ($899.0 million) of secured debt, of which €665.3 million ($875.9 million) is related to PEPR. As of March 31, 2012, we have entered into an interest swap agreement to fix the interest rate on $71.0 million of variable rate secured mortgage debt assumed in connection with NAIF II acquisition.

Our primary interest rate risk is created by the variable rate credit facilities. During the three months ended March 31, 2012, we had weighted average daily outstanding borrowings of $1.1 billion on our variable rate credit facilities. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $0.5 million of cash flow for the three months ended March 31, 2012.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollar, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At March 31, 2012, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At March 31, 2012, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2012. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of March 31, 2012. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. (“Cisco”), is seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. Specifically, Cisco seeks (1) declaratory relief that Prologis owes certain Community Facilities District taxes that have been assessed against Cisco’s land, following Cisco’s purchase of the land from Prologis through the exercise of option agreements; (2) declaratory relief that Prologis’ partial transfers of rights and obligations under the Contract to third parties are void; and (3) damages for alleged breaches of the Contract relating to the plans to build a baseball stadium at Pacific Commons. Although the total damages alleged by Cisco are approximately $200 million, we believe these claims are without merit and are defending these matters vigorously. Based on the facts and circumstances surrounding this dispute, we believe the low end of our range of loss is zero and therefore, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we have not recorded any liability with respect to this matter as of March 31, 2012.

Item 1A. Risk Factors

As of March 31, 2012, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Senior Term Loan Agreement, dated as of February 2, 2012, by and among Prologis, the Operating Partnership, various affiliates of the Operating Partnership, various lenders, Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Curent Report on Form 8 filed February 7, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.

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
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: May 7, 2012

Index to Exhibits

10.1	Senior Term Loan Agreement, dated as of February 2, 2012, by and among Prologis, the Operating Partnership, various affiliates of the Operating Partnership, various lenders, Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Curent Report on Form 8 filed February 7, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.