Form 10-Q
period 2012-06-30
Prologis, Inc.; Prologis, L.P.
filed 2012-08-07
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Prologis, Inc.’s common stock outstanding as of August 1, 2012 was approximately 460,678,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2012 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of June 30, 2012, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.41% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

We believe it is important to understand the few differences between the REIT and the Operating Partnership in the context of how we operate as an interrelated consolidated company. The REIT’s only material asset is its ownership of partnership interests in the Operating Partnership. As a result, the REIT does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. The REIT itself does not issue any indebtedness, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain entities. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the REIT, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the business through the Operating Partnership’s operations, its incurrence of indebtedness and the issuance of partnership units to third parties.

Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the REIT and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements include the interests in consolidated entities not owned by the Operating Partnership. The noncontrolling interests in the REIT’s financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common limited partnership interests in the Operating Partnership, which are accounted for as partners’ capital by the Operating Partnership.

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

PROLOGIS

PART 1.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Investments in real estate properties	$26,422,297	$24,787,537
Less accumulated depreciation	2,256,101	2,157,907

Net investments in real estate properties	24,166,196	22,629,630
Investments in and advances to unconsolidated entities	2,220,172	2,857,755
Notes receivable backed by real estate	245,654	322,834
Assets held for sale	50,672	444,850

Net investments in real estate	26,682,694	26,255,069

Cash and cash equivalents	293,631	176,072
Restricted cash	151,184	71,992
Accounts receivable	168,008	147,999
Other assets	1,120,046	1,072,780

Total assets	$28,415,563	$27,723,912

LIABILITIES AND EQUITY
Liabilities:
Debt	$12,433,585	$11,382,408
Accounts payable and accrued expenses	600,019	639,490
Other liabilities	1,193,479	1,225,548
Liabilities related to assets held for sale	18,913	20,992

Total liabilities	14,245,996	13,268,438

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	582,200
Common stock; $0.01 par value; 460,624 shares issued and outstanding at June 30, 2012 and 459,401 shares issued and outstanding at December 31, 2011	4,606	4,594
Additional paid-in capital	16,373,438	16,349,328
Accumulated other comprehensive loss	(333,811)	(182,321)
Distributions in excess of net earnings	(3,159,462)	(3,092,162)

Total Prologis stockholders’ equity	13,466,971	13,661,639
Noncontrolling interests	702,596	793,835

Total equity	14,169,567	14,455,474

Total liabilities and equity	$28,415,563	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$387,089	$222,713	$757,954	$374,645
Rental recoveries	100,937	56,303	192,566	99,011
Private capital revenue	30,993	32,976	63,350	62,811
Development management and other income	1,729	8,920	4,842	13,239

Total revenues	520,748	320,912	1,018,712	549,706

Expenses:
Rental expenses	132,031	77,199	256,474	137,397
Private capital expenses	15,075	11,596	31,956	22,148
General and administrative expenses	51,415	51,840	111,574	91,023
Merger, acquisition and other integration expenses	21,186	103,052	31,914	109,040
Impairment of real estate properties	—	—	3,185	—
Depreciation and amortization	186,770	118,606	374,640	198,183
Other expenses	7,227	5,587	11,562	10,271

Total expenses	413,704	367,880	821,305	568,062

Operating income (loss)	107,044	(46,968)	197,407	(18,356)

Other income (expense):
Earnings from unconsolidated entities, net	3,889	11,399	17,884	25,040
Interest expense	(127,946)	(112,916)	(261,328)	(203,443)
Impairment of other assets	—	(103,823)	(16,135)	(103,823)
Interest and other income, net	5,912	5,277	11,013	2,698
Gains on acquisitions and dispositions of investments in real estate, net	520	102,529	268,291	106,254
Foreign currency and derivative gains (losses), net	12,753	(10,255)	(14,022)	(8,881)
Gain (loss) on early extinguishment of debt, net	(500)	—	4,919	—

Total other income (expense)	(105,372)	(107,789)	10,622	(182,155)

Earnings (loss) before income taxes	1,672	(154,757)	208,029	(200,511)
Current income tax expense	17,995	6,311	29,068	11,816
Deferred income tax expense (benefit)	(9,920)	118	(8,869)	982

Total income tax expense	8,075	6,429	20,199	12,798

Earnings (loss) from continuing operations	(6,403)	(161,186)	187,830	(213,309)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	1,197	9,384	8,813	19,383
Net gains on dispositions, net of related impairment charges and taxes	9,874	8,175	21,123	10,135

Total discontinued operations	11,071	17,559	29,936	29,518

Consolidated net earnings (loss)	4,668	(143,627)	217,766	(183,791)
Net earnings attributable to noncontrolling interests	(2,739)	(202)	(2,857)	(285)

Net earnings (loss) attributable to controlling interests	1,929	(143,829)	214,909	(184,076)
Less preferred share dividends	10,049	7,642	20,616	14,011

Net earnings (loss) available for common stockholders	$(8,120)	$(151,471)	$194,293	$(198,087)

Weighted average common shares outstanding - Basic	459,878	307,756	459,549	281,384

Weighted average common shares outstanding - Diluted	459,878	307,756	464,696	281,384

Net earnings (loss) per share available for common stockholders - Basic:
Continuing operations	$(0.04)	$(0.55)	$0.36	$(0.80)
Discontinued operations	0.02	0.06	0.06	0.10

Net earnings (loss) per share available for common stockholders - Basic	$(0.02)	$(0.49)	$0.42	$(0.70)

Net earnings (loss) per share available for common stockholders - Diluted:
Continuing operations	$(0.04)	$(0.55)	$0.36	$(0.80)
Discontinued operations	0.02	0.06	0.06	0.10

Net earnings (loss) per share available for common stockholders - Diluted	$(0.02)	$(0.49)	$0.42	$(0.70)

Dividends per common share	$0.28	$0.25	$0.56	$0.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated net earnings (loss)	$4,668	$(143,627)	$217,766	$(183,791)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(127,443)	10,417	(168,684)	214,278
Unrealized gains (losses) and amortization on derivative contracts, net	1,247	(736)	4,702	14,636

Comprehensive income (loss)	(121,528)	(133,946)	53,784	45,123
Net earnings attributable to noncontrolling interests	(2,739)	(202)	(2,857)	(285)
Other comprehensive loss (income) attributable to noncontrolling interests	11,959	2,218	12,492	(390)

Comprehensive income (loss) available for common stockholders	$(112,308)	$(131,930)	$63,419	$44,448

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2012

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	interests	Equity
Balance as of January 1, 2012	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474
Consolidated net earnings	—	—	—	—	—	214,909	2,857	217,766
Adjustment to the Merger purchase price allocation	—	—	—	—	—	—	10,163	10,163
Effect of common stock plans	—	1,223	12	32,879	—	—	—	32,891
Capital contributions, net	—	—	—	—	—	—	36,920	36,920
Purchase of noncontrolling interests	—	—	—	(8,933)	—	—	(118,588)	(127,521)
Foreign currency translation losses, net	—	—	—	—	(156,173)	—	(12,511)	(168,684)
Unrealized gains and amortization on derivative contracts, net	—	—	—	—	4,683	—	19	4,702
Distributions and allocations	—	—	—	164	—	(282,209)	(10,099)	(292,144)

Balance as of June 30, 2012	$582,200	460,624	$4,606	$16,373,438	$(333,811)	$(3,159,462)	$702,596	$14,169,567

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Consolidated net earnings (loss)	$217,766	$(183,791)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(35,205)	(23,368)
Stock-based compensation awards, net	21,269	5,039
Depreciation and amortization	379,602	207,549
Earnings from unconsolidated entities, net	(17,884)	(25,040)
Distributions and changes in operating receivables from our unconsolidated entities	14,461	17,000
Amortization of debt and lease intangibles	13,144	27,590
Non-cash merger expenses	5,379	14,889
Impairment of real estate properties and other assets	19,320	103,823
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(21,123)	(12,051)
Gains recognized on property acquisitions and dispositions, net	(268,291)	(106,254)
Gain on early extinguishment of debt, net	(4,919)	—
Unrealized foreign currency and derivative losses, net	9,717	8,652
Deferred income tax expense (benefit)	(8,869)	982
Increase in restricted cash, accounts receivable and other assets	(103,574)	(53,663)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(60,688)	2,746

Net cash provided by (used in) operating activities	160,105	(15,897)

Investing activities:
Real estate development activity	(379,488)	(383,494)
Real estate acquisitions	(74,823)	(64,749)
Tenant improvements and lease commissions on previously leased space	(60,822)	(28,197)
Non-development capital expenditures	(24,915)	(13,865)
Net advances from (investments in and net advances to) unconsolidated entities	(50,366)	11,329
Return of investment from unconsolidated entities	208,834	57,256
Proceeds from dispositions of real estate properties	888,734	610,371
Proceeds from repayment of notes receivable	—	9,695
Investments in notes receivable backed by real estate and advances on other notes receivable	—	(55,000)
Cash acquired in connection with AMB merger	—	234,045
Acquisition of ProLogis European Properties (“PEPR”), net of cash received	—	(1,025,251)
Acquisition of NAIF II, net of cash received	(317,328)	—

Net cash provided by (used in) investing activities	189,826	(647,860)

Financing activities:
Issuance of common stock, net	23,064	1,156,493
Dividends paid on common stock	(260,492)	(129,030)
Dividends paid on preferred stock	(26,964)	(12,708)
Noncontrolling interest contributions	36,920	—
Noncontrolling interest distributions	(6,722)	(170)
Purchase of noncontrolling interest	(127,523)	—
Debt and equity issuance costs paid	(9,694)	(67,316)
Proceeds from (payments on) credit facilities, net	220,742	(50,213)
Proceeds from issuance of debt	1,378,119	885,453
Payments on debt	(1,466,818)	(897,115)

Net cash provided by (used in) financing activities	(239,368)	885,394

Effect of foreign currency exchange rate changes on cash	6,996	1,622
Net increase in cash and cash equivalents	117,559	223,259
Cash and cash equivalents, beginning of period	176,072	37,634

Cash and cash equivalents, end of period	$293,631	$260,893

See Note 16 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Investments in real estate properties	$26,422,297	$24,787,537
Less accumulated depreciation	2,256,101	2,157,907

Net investments in real estate properties	24,166,196	22,629,630
Investments in and advances to unconsolidated entities	2,220,172	2,857,755
Notes receivable backed by real estate	245,654	322,834
Assets held for sale	50,672	444,850

Net investments in real estate	26,682,694	26,255,069

Cash and cash equivalents	293,631	176,072
Restricted cash	151,184	71,992
Accounts receivable	168,008	147,999
Other assets	1,120,046	1,072,780

Total assets	$28,415,563	$27,723,912

LIABILITIES AND CAPITAL
Liabilities:
Debt	$12,433,585	$11,382,408
Accounts payable and accrued expenses	600,019	639,490
Other liabilities	1,193,479	1,225,548
Liabilities related to assets held for sale	18,913	20,992

Total liabilities	14,245,996	13,268,438

Capital:
Partners’ capital:
General partner - preferred	582,200	582,200
General partner - common	12,884,771	13,079,439
Limited partners	53,207	58,613

Total partners’ capital	13,520,178	13,720,252
Noncontrolling interests	649,389	735,222

Total capital	14,169,567	14,455,474

Total liabilities and capital	$28,415,563	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$387,089	$222,713	$757,954	$374,645
Rental recoveries	100,937	56,303	192,566	99,011
Private capital revenue	30,993	32,976	63,350	62,811
Development management and other income	1,729	8,920	4,842	13,239

Total revenues	520,748	320,912	1,018,712	549,706

Expenses:
Rental expenses	132,031	77,199	256,474	137,397
Private capital expenses	15,075	11,596	31,956	22,148
General and administrative expenses	51,415	51,840	111,574	91,023
Merger, acquisition and other integration expenses	21,186	103,052	31,914	109,040
Impairment of real estate properties	—	—	3,185	—
Depreciation and amortization	186,770	118,606	374,640	198,183
Other expenses	7,227	5,587	11,562	10,271

Total expenses	413,704	367,880	821,305	568,062

Operating income (loss)	107,044	(46,968)	197,407	(18,356)

Other income (expense):
Earnings from unconsolidated entities, net	3,889	11,399	17,884	25,040
Interest expense	(127,946)	(112,916)	(261,328)	(203,443)
Impairment of other assets	—	(103,823)	(16,135)	(103,823)
Interest and other income, net	5,912	5,277	11,013	2,698
Gains on acquisitions and dispositions of investments in real estate, net	520	102,529	268,291	106,254
Foreign currency and derivative gains (losses), net	12,753	(10,255)	(14,022)	(8,881)
Gain (loss) on early extinguishment of debt, net	(500)	—	4,919	—

Total other income (expense)	(105,372)	(107,789)	10,622	(182,155)

Earnings (loss) before income taxes	1,672	(154,757)	208,029	(200,511)
Current income tax expense	17,995	6,311	29,068	11,816
Deferred income tax expense (benefit)	(9,920)	118	(8,869)	982

Total income tax expense	8,075	6,429	20,199	12,798

Earnings (loss) from continuing operations	(6,403)	(161,186)	187,830	(213,309)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	1,197	9,384	8,813	19,383
Net gains on dispositions, net of related impairment charges and taxes	9,874	8,175	21,123	10,135

Total discontinued operations	11,071	17,559	29,936	29,518

Consolidated net earnings (loss)	4,668	(143,627)	217,766	(183,791)
Net earnings attributable to noncontrolling interests	(2,792)	(202)	(1,969)	(285)

Net earnings (loss) attributable to controlling interests	1,876	(143,829)	215,797	(184,076)
Less preferred unit dividends	10,049	7,642	20,616	14,011

Net earnings (loss) available for common unitholders	$(8,173)	$(151,471)	$195,181	$(198,087)

Weighted average common units outstanding - Basic	461,842	308,389	461,559	281,702

Weighted average common units outstanding - Diluted	461,842	308,389	464,696	281,702

Net earnings (loss) per unit available for common unitholders - Basic:
Continuing operations	$(0.04)	$(0.55)	$0.36	$(0.80)
Discontinued operations	0.02	0.06	0.06	0.10

Net earnings (loss) per unit available for common unitholders - Basic	$(0.02)	$(0.49)	$0.42	$(0.70)

Net earnings (loss) per unit available for common unitholders - Diluted:
Continuing operations	$(0.04)	$(0.55)	$0.36	$(0.80)
Discontinued operations	0.02	0.06	0.06	0.10

Net earnings (loss) per unit available for common unitholders - Diluted	$(0.02)	$(0.49)	$0.42	$(0.70)

Distributions per common unit	$0.28	$0.25	$0.56	$0.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated net earnings (loss)	$4,668	$(143,627)	$217,766	$(183,791)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(127,443)	10,417	(168,684)	214,278
Unrealized gains (losses) and amortization on derivative contracts, net	1,247	(736)	4,702	14,636

Comprehensive income (loss)	(121,528)	(133,946)	53,784	45,123
Net earnings attributable to noncontrolling interests	(2,792)	(202)	(1,969)	(285)
Other comprehensive loss (income) attributable to noncontrolling interests	11,333	2,218	11,866	(390)

Comprehensive income (loss) available for common unitholders	$(112,987)	$(131,930)	$63,681	$44,448

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Six Months Ended June 30, 2012

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2012	21,300	$582,200	459,401	$13,079,439	2,059	$58,613	$735,222	$14,455,474
Consolidated net earnings	—	—	—	214,909	—	888	1,969	217,766
Adjustment to the Merger purchase price allocation	—	—	—	—	—	—	10,163	10,163
Effect of REIT’s common stock plans	—	—	1,223	32,891	—	—	—	32,891
Capital contributions, net	—	—	—	—	—	—	36,920	36,920
Purchase of noncontrolling interests	—	—	—	(8,933)	—		(113,086)	(122,019)
Foreign currency translation losses, net	—	—	—	(156,173)	—	(645)	(11,866)	(168,684)
Unrealized gain and amortization on derivative contracts, net	—	—	—	4,683	—	19	—	4,702
Distributions and allocations	—	—	—	(282,045)	(157)	(5,668)	(9,933)	(297,646)

Balance as of June 30, 2012	21,300	$582,200	460,624	$12,884,771	1,902	$53,207	$649,389	$14,169,567

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Consolidated net earnings (loss)	$217,766	$(183,791)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(35,205)	(23,368)
REIT stock-based compensation awards, net	21,269	5,039
Depreciation and amortization	379,602	207,549
Earnings from unconsolidated entities, net	(17,884)	(25,040)
Distributions and changes in operating receivables from our unconsolidated entities	14,461	17,000
Amortization of debt and lease intangibles	13,144	27,590
Non-cash merger expenses	5,379	14,889
Impairment of real estate properties and other assets	19,320	103,823
Net gains on dispositions, net of related impairment charges, included in discontinued operations	(21,123)	(12,051)
Gains recognized on property acquisitions and dispositions, net	(268,291)	(106,254)
Gain on early extinguishment of debt, net	(4,919)	—
Unrealized foreign currency and derivative losses, net	9,717	8,652
Deferred income tax expense (benefit)	(8,869)	982
Increase in restricted cash, accounts receivable and other assets	(103,574)	(53,663)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(60,688)	2,746

Net cash provided by (used in) operating activities	160,105	(15,897)

Investing activities:
Real estate development activity	(379,488)	(383,494)
Real estate acquisitions	(74,823)	(64,749)
Tenant improvements and lease commissions on previously leased space	(60,822)	(28,197)
Non-development capital expenditures	(24,915)	(13,865)
Net advances from (investments in and advances to) unconsolidated entities	(50,366)	11,329
Return of investment from unconsolidated entities	208,834	57,256
Proceeds from dispositions of real estate properties	888,734	610,371
Proceeds from repayment of notes receivable	—	9,695
Investments in notes receivable backed by real estate and advances on other notes receivable	—	(55,000)
Cash acquired in connection with AMB merger	—	234,045
Acquisition of ProLogis European Properties (“PEPR”), net of cash received	—	(1,025,251)
Acquisition of NAIF II, net of cash received	(317,328)	—

Net cash provided by (used in) investing activities	189,826	(647,860)

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	23,064	1,156,493
Distributions paid on common partnership units	(267,099)	(129,030)
Distributions paid on preferred units	(26,964)	(12,708)
Noncontrolling interest contributions	36,920	—
Noncontrolling interest distributions	(5,619)	(170)
Purchase of noncontrolling interest	(122,019)	—
Debt and equity issuance costs paid	(9,694)	(67,316)
Proceeds from (payments on) credit facilities, net	220,742	(50,213)
Proceeds from issuance of debt	1,378,119	885,453
Payments on debt	(1,466,818)	(897,115)

Net cash provided by (used in) financing activities	(239,368)	885,394

Effect of foreign currency exchange rate changes on cash	6,996	1,622
Net increase in cash and cash equivalents	117,559	223,259
Cash and cash equivalents, beginning of period	176,072	37,634

Cash and cash equivalents, end of period	$293,631	$260,893

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

Prologis, Inc. commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global, regional and other distribution markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Private Capital. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Private Capital segment represents the long-term management of co-investment ventures and other unconsolidated entities. See Note 15 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and Operating Partnership collectively.

As of June 30, 2012, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.41% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

In December 2011, the FASB issued an accounting standard update to clarify the scope of current U.S. GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for us on January 1, 2013, and we do not expect the guidance to impact our Consolidated Financial Statements.

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

Merger of AMB and ProLogis

As discussed in Note 1, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders held the largest portion of the voting rights in the merged entity and ProLogis appointees represented the majority of the Board of Directors. In our Consolidated Financial Statements, the period ended June 30, 2011 includes the historical results of ProLogis for the entire period and the results of the merged company are included subsequent to the Merger.

The purchase price allocation reflects aggregate consideration of approximately $5.9 billion. The allocation of the purchase price requires a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired.

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

We have allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion ($1.6 billion). The allocation of the purchase price requires a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired.

Pro forma Information

The following unaudited pro forma financial information presents our results as though the Merger and the PEPR Acquisition, as well as the equity offering in June 2011 that was used, in part, to repay the loans used to fund the PEPR Acquisition, had been consummated as of January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that had resulted or could result from the Merger and also does not include any merger and integration expenses. The results for the three and six months ended June 30, 2011 include approximately one month of actual results for both the Merger and PEPR Acquisition, and pro forma adjustments for two and five months, respectively. Actual results in 2011 include rental income and rental expenses of the properties acquired through the Merger and PEPR Acquisition of $84.7 million and $19.6 million, respectively.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(amounts in thousands, except per share amounts)	2011	2011
Total revenues	$505,023	$992,653
Net loss available for stockholders	$(59,172)	$(110,512)
Net loss per share available for common stockholders - basic	$(0.13)	$(0.24)
Net loss per share available for common stockholders - diluted	$(0.13)	$(0.24)

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Acquisitions of Unconsolidated Co-Investment Ventures

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture Prologis North American Industrial Fund II (“NAIF II”) and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired is approximately $1.6 billion in real estate assets, $31.7 million of net other assets, and $875.4 million in debt. We have not recorded a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

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

We refer to these two transactions collectively as “Q1 Venture Acquisitions”. Our results for 2012 include rental income and rental expenses of the properties acquired in the Q1 Venture Acquisitions of $77.8 million and $18.9 million, respectively.

3.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Industrial operating properties (1):
Improved land	$5,525,407	$4,813,145
Buildings and improvements	17,916,987	16,739,403
Development portfolio, including cost of land (2)	656,561	860,531
Land (3)	1,881,062	1,984,233
Other real estate investments (4)	442,280	390,225

Total investments in real estate properties	26,422,297	24,787,537
Less accumulated depreciation	2,256,101	2,157,907

Net investments in properties	$24,166,196	$22,629,630

(1)	At June 30, 2012 and December 31, 2011, we had 1,927 and 1,797 industrial properties consisting of 328.0 million square feet and 291.1 million square feet, respectively. Included at June 30, 2012 were 180 properties totaling $2.1 billion that were acquired in connection with the Q1 Venture Acquisitions.
(2)	At June 30, 2012, the development portfolio consisted of 30 properties aggregating 10.6 million square feet. At December 31, 2011, we had 30 properties aggregating 9.5 million square feet in the development portfolio. Our total expected investment upon completion of the properties currently in the development portfolio at June 30, 2012 was $1.0 billion, including land, development and leasing costs.
(3)	Land consisted of 10,508 acres and 10,723 acres at June 30, 2012 and December 31, 2011, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.
(4)	Included in other investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At June 30, 2012, excluding our assets held for sale, we owned real estate assets on a consolidated basis in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

During the six months ended June 30, 2012, we acquired eight operating buildings aggregating 0.9 million square feet for $42.5 million and 167 acres of land for a total of $27.1 million. We also contributed one property aggregating 0.1 million square feet to Europe Logistics Venture I.

See Note 6 for further discussion of properties we sold to third parties that are reported in discontinued operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During the six months ended June 30, 2012, we recorded an impairment charge of $16.1 million related to the land received in 2011 in exchange for a note receivable. This impairment was recorded in Impairment of Other Assets in our Consolidated Financial Statements.

4.	Unconsolidated Entities

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with private capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 15-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This Note details our unconsolidated co-investment ventures. See Note 10 for more detail regarding our consolidated investments.

We also have investments in other joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other joint ventures, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	June 30,	December 31,
	2012	2011
Unconsolidated co-investment ventures	$1,943,843	$2,471,179
Other joint ventures	276,329	386,576

Totals	$2,220,172	$2,857,755

Unconsolidated Co-Investment Ventures

As of June 30, 2012, we had investments in and managed 13 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Private capital revenue includes revenues we earn for the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote payments based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within the co-investment venture. These are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

Summarized information regarding our investments in the co-investment ventures is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings (loss) from unconsolidated co-investment ventures:
Americas (1)	$(6,749)	$2,004	$(4,466)	$4,626
Europe	7,172	5,679	15,169	14,770
Asia	730	960	2,208	1,169

Total earnings from unconsolidated co-investment ventures, net	$1,153	$8,643	$12,911	$20,565

Private capital revenue and other income:
Americas	$16,081	$14,238	$33,604	$27,444
Europe	9,325	13,806	18,462	27,131
Asia	5,088	2,343	9,842	2,536

Total private capital revenue	30,494	30,387	61,908	57,111
Development management and other income	2	4,042	78	5,943

Total	$30,496	$34,429	$61,986	$63,054

(1)	During the three and six months ended June 30, 2012, we recorded a $5.0 million loss representing our share of a loss from the early extinguishment of debt in Prologis North American Industrial Fund III (“Prologis NAIII”).

We completed the Merger and PEPR Acquisition in the second quarter of 2011. During the first quarter of 2012, we also acquired one of our unconsolidated co-investment ventures and dissolved another, both located in the Americas. Therefore 2011 may not be comparable to 2012. See Note 2 for more information on these transactions.

Private capital revenue included fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated entities and third parties of $0.5 million and $1.5 million during the three and six months ended June 30, 2012, respectively and $2.6 million and $5.7 million during the three and six months ended June 30, 2011, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
	June 30,	December 31,	June 30,	December 31,
Unconsolidated co-investment ventures by region	2012	2011	2012	2011
Americas	24.3%	28.2%	$1,119,279	$1,596,295
Europe	30.4%	29.9%	633,674	662,010
Asia	19.3%	19.4%	190,890	212,874

Totals	25.7%	27.9%	$1,943,843	$2,471,179

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share) and our investment in such ventures is presented below (dollars in millions):

2012	Americas	Europe	Asia	Total
For the three months ended June 30, 2012 (1):
Revenues	$185.8	$120.9	$35.0	$341.7
Net earnings (loss) (2)	$(28.0)	$24.3	$(0.9)	$(4.6)
For the six months ended June 30, 2012: (1)
Revenues	$396.2	$245.9	$69.8	$711.9
Net earnings (loss) (2)	$(38.1)	$48.0	$4.7	$14.6
As of June 30, 2012:
Total assets	$9,603.7	$5,967.7	$2,080.1	$17,651.5
Amounts due to (from) us (3)	$6.8	$8.0	$10.0	$24.8
Third party debt (4)	$3,954.3	$2,114.0	$1,034.4	$7,102.7
Total liabilities	$4,268.6	$2,638.2	$1,135.9	$8,042.7
Noncontrolling interest	$0.1	$5.8	$—	$5.9
Venture partners’ equity	$5,335.0	$3,323.7	$944.2	$9,602.9
Our weighted average ownership (5)	24.3%	30.4%	19.3%	25.7%
Our investment balance (6)	$1,119.3	$633.7	$190.9	$1,943.9
Deferred gains, net of amortization (7)	$155.0	$181.4	$—	$336.4

2011	Americas	Europe	Asia	Total
For the three months ended June 30, 2011 (1):
Revenues	$195.1	$169.4	$15.1	$379.6
Net earnings (loss)	$(15.4)	$17.3	$3.5	$5.4
For the six months ended June 30, 2011 (1):
Revenues	$368.4	$359.8	$18.1	$746.3
Net earnings (loss)	$(29.9)	$37.8	$4.6	$12.5
As of December 31, 2011:
Total assets	$12,236.0	$6,211.8	$2,245.1	$20,692.9
Amounts due to (from) us (3)	$59.5	$8.1	$9.3	$76.9
Third party debt (4)	$5,952.8	$2,275.8	$1,061.4	$9,290.0
Total liabilities	$6,386.4	$2,758.9	$1,174.0	$10,319.3
Noncontrolling interest	$1.7	$6.2	$—	$7.9
Venture partners’ equity	$5,847.9	$3,446.7	$1,071.1	$10,365.7
Our weighted average ownership (5)	28.2%	29.9%	19.4%	27.9%
Our investment balance (6)	$1,596.3	$662.0	$212.9	$2,471.2
Deferred gains, net of amortization (7)	$227.6	$191.0	$0.1	$418.7

(1)	During the first quarter of 2012, we began consolidating two of our North America co-investment ventures whose results are included through the transaction date. During the three and six months ended June 30, 2011, amounts include approximately two and five months of activity, respectively, for PEPR while accounted for on the equity method and approximately one month of activity from the investments acquired through the Merger. See Note 2 for more details of these transactions.
(2)	During the second quarter of 2012, Prologis NAIII settled debt before maturity by transferring the secured properties to the lender in lieu of payment and triggered the write-off of the related derivative balance in other comprehensive income of $25.1 million (Prologis share was $5.0 million).
(3)	At December 31, 2011, we had notes receivable aggregating $41.2 million from Prologis NAIII ($21.4 million) and Prologis SGP Mexico ($19.8 million). In February 2012, Prologis NAIII restructured the loan payable to us and our partner into equity according to our ownership percentages. As of June 30, 2012, we have one note receivable from Prologis SGP Mexico of $19.8 million. The remaining amounts represent current balances from services provided by us to the co-investment ventures.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(4)	As discussed in Note 2, debt was reduced by $1.4 billion related to the consolidation of two unconsolidated co-investment ventures during the first quarter of 2012. As of June 30, 2012 and December 31, 2011, we guaranteed $28.0 million of the third party debt of certain unconsolidated ventures. As of December 31, 2011, we had pledged properties included in our Real Estate Operations segment with an undepreciated cost of approximately $277.0 million, to serve as additional collateral for the secured mortgage loan of NAIF II payable to an affiliate of our venture partner. In connection with the acquisition of our partner’s interest in February 2012, we repaid this loan, and these assets are no longer pledged.
(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next footnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.
(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

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

The following table is a summary of remaining equity commitments as of June 30, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended (1)
Venture Partners	$137.5

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$75.6	February 2014
Venture Partner	$428.7

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total
Prologis	$171.2
Venture Partners	$1,066.4

(1)	We secured $265.5 million in commitments from third parties in 2012 in order to fund future acquisitions from us and third parties that meet the venture’s investment strategy, or to pay down existing debt. During the second quarter of 2012, the venture called capital of $128.0 million from these investors to pay down existing debt. The venture called an additional $55.0 million from these investors in July primarily to pay down existing debt.
(2)	These equity commitments will be called only if needed to pay outstanding debt of the venture. The relevant debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During the first quarter of 2012, this co-investment venture acquired two buildings with proceeds from commitments previously called. In addition, in the first quarter of 2012, the venture called capital of $14.3 million from our partner to cover the acquisition of one property from us.

Other Joint Ventures

Our investments in and advances to these entities are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Americas (1)	$196,366	$305,352
Europe	50,237	50,474
Asia	29,726	30,750

Total investments in and advances to other joint ventures	$276,329	$386,576

(1)	During the second quarter of 2012, we received $95.0 million, which represented a return of capital from one of our joint ventures that held a note receivable that was repaid in full during the quarter.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.	Notes Receivable Backed by Real Estate

The activity on the notes receivable backed by real estate for the six months ended June 30, 2012 is as follows (in thousands):

	$188 million Preferred Equity Interest	$55 million Preferred Equity Interest	NAIF II Secured Mortgage Receivable (1)	Total
Balance as of December 31, 2011	$188,000	$55,970	$78,864	$322,834
Elimination upon acquisition of NAIF II	—	—	(78,864)	(78,864)
Accrued interest/(interest payments received), net	1,694	(10)	—	1,684

Balance as of June 30, 2012	$189,694	$55,960	$—	$245,654

(1)	The balance as of December 31, 2011 represented a loan to NAIF II secured by 12 buildings. In February 2012, we purchased the remaining interest in NAIF II. As a result, we began consolidating this entity and eliminated this note receivable. See Note 2 for more detail on this transaction.

6.	Assets Held for Sale and Discontinued Operations

Held for Sale

As of June 30, 2012, we had land and five operating properties that met the criteria to be classified as held for sale. The amounts included in held for sale as of June 30, 2012 represent real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the six months ended June 30, 2012, we disposed of land subject to ground leases and 95 operating properties aggregating 11.9 million square feet to third parties. During all of 2011, we disposed of land subject to ground leases and 94 properties aggregating 10.7 million square feet to third parties.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Rental income	$4,784	$18,613	$19,790	$39,345
Rental expenses	(2,484)	(3,929)	(5,855)	(10,418)
Depreciation and amortization expense	(1,008)	(5,157)	(4,962)	(9,366)
Other expenses	(95)	(143)	(160)	(178)

Income attributable to disposed properties and assets held for sale	1,197	9,384	8,813	19,383
Net gains on dispositions	9,874	10,834	21,123	14,710
Impairment charges		(2,659)		(2,659)
Income tax on dispositions	—	—	—	(1,916)

Total discontinued operations	$11,071	$17,559	$29,936	$29,518

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, including adjustments to previous dispositions for actual versus estimated selling costs (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Number of properties	25	5	95	38
Net proceeds from dispositions	$161,577	$176,213	$848,542	$567,990
Net gains from dispositions, net of taxes	$9,874	$10,834	$21,123	$12,794

7.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following (dollars in thousands):

	June 30, 2012		December 31, 2011
	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.66%	$1,138,414	2.17%	$936,796
Senior notes (2)	5.74%	4,684,152	6.30%	4,772,607
Exchangeable senior notes (3)	4.56%	877,776	4.82%	1,315,448
Secured mortgage debt	3.78%	3,115,437	4.71%	1,699,363
Secured mortgage debt of consolidated entities	4.49%	1,366,837	4.54%	1,495,047
Other debt of consolidated entities	4.45%	602,938	5.30%	775,763
Other debt	2.15%	648,031	2.44%	387,384

Totals	4.35%	$12,433,585	5.12%	$11,382,408

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	In April 2012, we repaid $58.9 million of senior unsecured notes at maturity.
(3)	The weighted average coupon interest rate was 2.8% as of June 30, 2012 and 2.6% as of December 31, 2011.

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

We also have a ¥36.5 billion (approximately $459 million at June 30, 2012) yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $710 million at June 30, 2012) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of June 30, 2012 were as follows (dollars in millions):

Aggregate lender - commitments	$2,146.6
Less:
Borrowings outstanding	1,138.4
Outstanding letters of credit	67.4

Current availability	$940.8

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Exchangeable Senior Notes

In connection with the Merger and exchange offer, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes now requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative contract. We have determined that the exchangeable notes issued in 2010 are the only exchangeable notes where the fair value of the derivative is not zero at June 30, 2012, therefore this modification in accounting for the exchangeable notes only affected these notes. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency Exchange and Derivative Gains (Losses), Net. The fair value of the derivative associated with our exchangeable notes was a liability of $29.9 million and $17.5 million at June 30, 2012 and December 31, 2011, respectively. We have recognized an unrealized gain of $14.4 million and an unrealized loss of $12.4 million for the three and six months ended June 30, 2012, respectively.

We redeemed $448.9 million of the exchangeable notes issued in 2007 in April 2012, which was when the holders had the right to require us to repurchase their notes for cash.

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2012, we issued ¥35.6 billion ($447.0 million as of June 30, 2012) of new TMK bonds with maturity dates ranging from March 2017 to May 2019 with interest rates ranging from 0.8% to 1.4%, and secured by eight properties with an undepreciated cost at June 30, 2012 of $799.2 million.

In addition, we amended our existing TMK bonds, increasing amounts outstanding by ¥12.4 billion ($156.5 million as of June 30, 2012). As a result, the range of maturities on these bonds changed from 2012 to 2014 to a range of December 2014 to April 2018, and the interest rates were reduced from a range of 1.8% to 3.95% to a range of 1.0% to 1.8%.

In the first quarter of 2012 in connection with the acquisition of NAIF II (see Note 2 for more details), we have assumed additional mortgage debt of $875.4 million, with maturity dates ranging from September 2012 to December 2018. Subsequent to the acquisition, we have paid down a portion of outstanding debt and reduced the balance to $720.2 million, secured by 90 properties with an undepreciated cost of $1.1 billion at June 30, 2012.

In the first quarter of 2012 in connection with the acquisition of our share of Prologis California (See Note 2 for more details), we assumed additional mortgage debt of $150.0 million payable in 2014 and secured by 24 properties with an undepreciated cost of $318.8 million at June 30, 2012.

Secured Mortgage Debt of Consolidated Entities

On June 20, 2012, one of our consolidated co-investment ventures incurred $23.0 million of secured mortgage debt including $13.0 million at 4.50% due December 2016 and $10.0 million at 4.78% due December 2018. This debt is secured by four real estate properties with an aggregate undepreciated cost of $40.6 million at June 30, 2012.

Other Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($619.3 million at June 30, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion at June 30, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds of the entire senior term loan to pay off the existing two term loans assumed in connection with the Merger and the remainder to pay down credit facilities.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2012 and for each of the years in the ten-year period ending December 31, 2021 and thereafter are as follows (in millions):

	Prologis
	Unsecured				Secured		Consolidated	Total
	Senior	Exchangeable	Credit	Other	Mortgage		Entities’	Consolidated
Maturity	Debt	Notes	Facilities	Debt	Debt	Total	Debt	Debt
2012(1)(2)	$—	$—	$—	$1	$12	$13	$54	$67
2013(2)	376	482	—	1	114	973	628	1,601
2014	374	—	280	631	666	1,951	1,035	2,986
2015	287	460	858	1	212	1,818	22	1,840
2016	640	—	—	1	316	957	123	1,080
2017	700	—	—	1	570	1,271	3	1,274
2018	900	—	—	1	325	1,226	73	1,299
2019	647	—	—	1	522	1,170	—	1,170
2020	687	—	—	1	9	697	1	698
2021	—	—	—	—	167	167	1	168
Thereafter	—	10	—	10	144	164	1	165

Subtotal	4,611	952	1,138	649	3,057	10,407	1,941	12,348
Unamortized (discounts) premiums, net	74	(74)	—	—	58	58	28	86

Total	$4,685	$878	$1,138	$649	$3,115	$10,465	$1,969	$12,434

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(1)	We expect to repay the amounts maturing in 2012 related to our wholly owned debt with cash generated from operations. The maturities in 2012 in our consolidated but not wholly owned subsidiaries principally include $14.1 million of unsecured credit facilities and $28.1 million of secured mortgage debt, which we expect to extend, or pay, through the issuance of new debt, with proceeds from asset sales, available cash, or equity contributions to the funds by us and our venture partner.
(2)	The maturities in 2013 include the aggregate principal amounts of the exchangeable senior notes issued in 2007 and 2008, as this is when the holders first have the right to require us to repurchase their notes for cash.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of June 30, 2012 we were in compliance with all covenants.

8.	Other Liabilities:

Other liabilities consisted of the following, net of amortization, if applicable, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Income tax liabilities	$600,902	$634,790
Tenant security deposits	174,100	158,544
Unearned rents	111,978	115,093
Lease intangible assets	68,794	68,256
Deferred income	48,198	52,045
Environmental	37,353	40,206
Value added tax and other tax liabilities	24,816	42,895
Other	127,338	113,719

Totals	$1,193,479	$1,225,548

9.	Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties and certain current and former directors and officers of the REIT own common limited partnership units that make up approximately 0.41% of the common partnership units.

Preferred Stock of the REIT

We had the following preferred stock issued and outstanding (in thousands, except per share and par value data):

	June 30,	December 31,
	2012	2011
Series L Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	$49,100	$49,100
Series M Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,300 shares	57,500	57,500
Series O Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 3,000 shares	75,300	75,300
Series P Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	50,300	50,300
Series Q Preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares	100,000	100,000
Series R Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000
Series S Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000

Total preferred stock	$582,200	$582,200

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

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of June 30, 2012, the REIT owned approximately 99.59% of the common partnership units of the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Consolidated Entity Total Investment In Real Estate		Consolidated Entity Debt
	2012	2011	2012	2011	2012	2011	2012	2011
Partnerships with exchangeable units (1)	various	various	$43,301	$11,173	$831,795	$827,263	$26,417	$26,417
Prologis Institutional Alliance Fund II (2)	28.2%	24.1%	302,851	324,721	599,789	624,318	198,332	220,625
PEPR (3)	99.5%	93.7%	9,968	106,759	3,621,172	4,047,329	1,390,917	1,699,587
Mexico Fondo Logistico (AFORES) (4)	20.0%	20.0%	139,180	118,580	376,033	312,914	212,577	177,000
Prologis AMS (5)	38.6%	38.5%	62,143	83,897	175,064	211,627	75,535	77,041
Other consolidated entities	various	various	91,946	90,092	577,125	620,052	65,998	70,140

Operating Partnership noncontrolling interests			649,389	735,222	6,180,978	6,643,503	1,969,776	2,270,810
Limited partners in the Operating Partnership (6)			53,207	58,613	—	—	—	—

REIT noncontrolling interests			$702,596	$793,835	$6,180,978	$6,643,503	$1,969,776	$2,270,810

(1)	At June 30, 2012 and December 31, 2011, there were 1,285,312 and 1,302,238 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. In the first quarter of 2012, 16,926 limited partnership units were exchanged for cash. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock. In 2012, we recorded an additional purchase accounting adjustment of $32.9 million associated with the Merger.
(2)	In the second quarter of 2012, we purchased an additional interest in the fund from one of our partners for $14.1 million increasing our ownership to 28.2%.
(3)	In the second quarter of 2012, we increased our ownership of PEPR up to 99.5%. In June 2012, the unitholders of PEPR passed a resolution to wind-up the entity in August 2012, pursuant to which we opted for in-kind distribution of assets and will assume responsibility for all liabilities of PEPR. In the first quarter of 2012, PEPR sold land under a ground lease and 18 properties aggregating 3,670 million square feet for $342.3 million to third parties, and subsequently paid down $263.9 million of outstanding debt with proceeds from these dispositions.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(4)	In the second quarter of 2012, we contributed four properties aggregating 0.8 million square feet to this entity for $40.6 million. As this entity is consolidated, we did not record a gain on this transaction and the noncontrolling interests increased $15.7 million, which is primarily due to our partners’ investment in cash.
(5)	In 2012, we recorded additional purchase accounting adjustments of $22.7 million associated with the Merger.
(6)	At June 30, 2012 and December 31, 2011, 1,902,108 and 2,058,730 units were associated with the common limited partners in the Operating Partnership and exchangeable into an equal number of shares of the REIT’s common stock. During the six months ended June 30, 2012, 156,622 units were exchanged for cash in the amount of $5.5 million. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

11.	Long-Term Compensation

Under its incentive plans, Prologis had stock options and full value awards (restricted stock, restricted share units (“RSUs”) and performance based shares (“PSAs”)).

Summary of Activity

The activity for the six months ended June 30, 2012, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2011	9,879,960	$34.93
Exercised	(1,050,158)	22.28
Forfeited	(113,917)	43.79

Balance at June 30, 2012	8,715,885	$36.34	8,122,335

The activity for the six months ended June 30, 2012, with respect to our unvested restricted stock, was as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value
Balance at December 31, 2011	1,192,982
Granted	5,000
Vested	(500,168)
Forfeited	(1,797)

Balance at June 30, 2012	696,017	$34.03

The activity for the six months ended June 30, 2012, with respect to our RSU and PSA awards, was as follows:

	Number of	Weighted Average	Number of
	Shares	Grant-Date Fair Value	Shares Vested
Balance at December 31, 2011	1,684,713
Granted	1,606,377
Distributed	(666,533)
Forfeited/Expired	(42,041)

Balance at June 30, 2012	2,582,516	$31.98	48,735

During the six months ended June 30, 2012, we granted 1,567,348 RSUs, which, generally, will vest over three years. In addition, 39,029 PSAs were earned based on 2011 performance.

12.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger, we have incurred significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; non-capitalized system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. Certain of these costs were obligations of AMB and expensed prior to the closing of the Merger by AMB. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR in 2011 and the pending liquidation of PEPR in 2012. The following is a breakdown of the Merger and Acquisition costs incurred (in thousands):

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Termination, severance and transitional employee costs	$11,852	$30,530	$19,537	$34,337
Professional fees	6,738	39,308	8,954	41,489
Office closure, travel and other costs	2,596	22,345	3,423	22,345
Write-off of deferred loan costs	—	10,869	—	10,869

Total	$21,186	$103,052	$31,914	$109,040

13.	Earnings (Loss) Per Common Share /Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REIT	2012(1)	2011 (1)	2012	2011(1)
Net earnings (loss) available for common stockholders	$(8,120)	$(151,471)	$194,293	$(198,087)
Noncontrolling interest attributable to exchangeable limited partnership units	—	—	1,069	—

Adjusted net earnings (loss) available for common stockholders	$(8,120)	$(151,471)	$195,362	$(198,087)

Weighted average common shares outstanding - Basic (2)	459,878	307,756	459,549	281,384
Incremental weighted average effect on exchange of limited partnership units	—	—	3,299	—
Incremental weighted average effect of share awards	—	—	1,848	—

Weighted average common shares outstanding - Diluted (3)	459,878	307,756	464,696	281,384

Net earnings (loss) per share available for common stockholders - Basic and Diluted	$(0.02)	$(0.49)	$0.42	$(0.70)

Operating Partnership
Net earnings (loss) available for common unitholders	$(8,173)	$(151,471)	$195,181	$(198,087)
Noncontrolling interest attributable to exchangeable limited partnership units	—	—	121	—

Adjusted net earnings (loss) available for common unitholders	$(8,173)	$(151,471)	$195,302	$(198,087)

Weighted average common partnership units outstanding - Basic (2)	461,842	308,389	461,559	281,702
Incremental weighted average effect on exchange of limited partnership units	—	—	1,289	—
Incremental weighted average effect of share awards	—	—	1,848	—

Weighted average common partnership units outstanding - Diluted (3)	461,842	308,389	464,696	281,702

Net earnings (loss) per unit available for common unitholders - Basic and Diluted	$(0.02)	$(0.49)	$0.42	$(0.70)

(1)	In periods with a net loss, the inclusion of any incremental shares/units is anti-dilutive and, therefore, both basic and diluted shares/units are the same.
(2)	The increase in shares/units from 2011 to 2012 is due to the Merger (see Note 2 for more details) and an equity offering in June 2011.
(3)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 9,835 and 4,966 for the three months ended June 30, 2012 and 2011, respectively, and 9,977 and 3,715 for the six months ended June 30, 2012 and 2011, respectively.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we have entered into interest rate swap and cap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We also have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had 41 interest rate swap contracts, including 33 contracts denominated in euro, five contracts denominated in Japanese yen, two contracts denominated in British pound sterling and one contract denominated in U.S. dollar, outstanding at June 30, 2012.

We had $35.9 million and $28.5 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at June 30, 2012 and December 31, 2011, respectively.

We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.

The amounts reclassified from Accumulated Other Comprehensive Income to interest expense for the three and six months ended June 30, 2012 were $2.5 million and $5.1 million, respectively. The amounts reclassified to interest expense for the three and six months ended June 30, 2011 were not considered material. For the next twelve months from June 30, 2012, we estimate that an additional $13.0 million will be reclassified to interest expense. We recorded a gain of $2.3 million and $1.4 million for ineffectiveness during the three and six months ended June 30, 2012, respectively. We did not have ineffectiveness during the three and six months ended June 30, 2011. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at June 30, 2012 and December 31, 2011 were losses of $47.1 million and $51.7 million, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the activity in our derivative instruments (in millions) for the six months ended June 30:

	2012		2011
	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$1,496.5	$—	$268.1	$—
New contracts	444.2	—	—	—
Acquired contracts	71.0	—	1,337.3	25.7
Matured or expired contracts	(456.0)	—	(9.6)	—

Notional amounts at June 30	$1,555.7	$—	$1,595.8	$25.7

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

Fair Value Measurements on a Recurring and Non-recurring Basis

At June 30, 2012, other than the derivatives discussed above and in Note 7, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Non-financial assets measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. We do not have any significant non-financial assets measured at fair value at June 30, 2012.

Fair Value of Financial Instruments

At June 30, 2012 and December 31, 2011, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

At June 30, 2012 and December 31, 2011, the fair value of our senior notes and exchangeable senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques, such as a discounted cash flow analysis on the expected cash flows and a Black Scholes option pricing model (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2012 and December 31, 2011, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$1,138,414	$1,143,735	$936,796	$940,334
Senior notes	4,684,152	5,201,866	4,772,607	5,038,678
Exchangeable senior notes	877,776	994,694	1,315,448	1,431,805
Secured mortgage debt	3,115,437	3,248,920	1,699,363	1,832,931
Secured mortgage debt of consolidated entities	1,366,837	1,361,701	1,495,047	1,485,808
Other debt of consolidated entities	602,938	612,456	775,763	751,075
Other debt	648,031	650,729	387,384	389,804

Total debt	$12,433,585	$13,214,101	$11,382,408	$11,870,435

15.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Private Capital. We generate revenues, earnings, net operating income (calculated as rental income less rental expenses) and cash flows through our segments, as follows:

•

Real Estate Operations — This represents the direct long-term ownership of industrial operating properties and is the primary source of our core revenue and earnings. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our real estate operations segment also includes development and re-development activities. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. We provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. Land held for development, properties currently under development and land we own and lease to customers under ground leases are also included in this segment.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

We own real estate in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore)

•

Private Capital — This represents the long-term management of unconsolidated co-investment ventures and other joint ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended fund structures and joint ventures, while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

We report the costs associated with our private capital segment for all periods presented in the line item Private Capital Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our real estate operations segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the co-investments ventures for certain expenses associated with managing these property funds.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Real estate operations (1):
Americas	$317,840	$191,948	$610,350	$340,936
Europe	116,325	62,440	235,803	88,985
Asia	55,590	33,548	109,209	56,974

Total Real Estate Operations segment	489,755	287,936	955,362	486,895

Private capital (2):
Americas	16,470	16,548	34,824	32,697
Europe	9,326	13,977	18,463	27,302
Asia	5,197	2,451	10,063	2,812

Total Private Capital segment	30,993	32,976	63,350	62,811

Total revenues	$520,748	$320,912	$1,018,712	$549,706

Net operating income:
Real estate operations (3):
Americas	$219,032	$135,720	$424,629	$237,485
Europe	88,181	43,537	177,938	58,860
Asia	43,284	25,893	84,759	42,882

Total Real Estate Operations segment	350,497	205,150	687,326	339,227

Private capital (2)(4):
Americas	7,798	9,323	15,745	18,714
Europe	5,418	10,038	10,802	19,843
Asia	2,702	2,019	4,847	2,106

Total Private Capital segment	15,918	21,380	31,394	40,663

Total segment net operating income	366,415	226,530	718,720	379,890
Reconciling items:
General and administrative expenses	(51,415)	(51,840)	(111,574)	(91,023)
Merger, acquisition and other integration expenses	(21,186)	(103,052)	(31,914)	(109,040)
Impairment of real estate properties	—	—	(3,185)	—
Depreciation and amortization	(186,770)	(118,606)	(374,640)	(198,183)
Earnings from unconsolidated entities, net	3,889	11,399	17,884	25,040
Interest expense	(127,946)	(112,916)	(261,328)	(203,443)
Impairment of other assets	—	(103,823)	(16,135)	(103,823)
Interest and other income, net	5,912	5,277	11,013	2,698
Gains on acquisitions and dispositions of investments in real estate, net (5)	520	102,529	268,291	106,254
Foreign currency and derivative gains (losses), net	12,753	(10,255)	(14,022)	(8,881)
Gain (loss) on early extinguishment of debt, net	(500)	—	4,919	—

Total reconciling items	(364,743)	(381,287)	(510,691)	(580,401)

Earnings (loss) before income taxes	$1,672	$(154,757)	$208,029	$(200,511)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets:
Real estate operations:
Americas	$15,274,332	$13,305,147
Europe	6,400,136	6,823,814
Asia	3,615,947	3,502,033

Total Real Estate Operations segment	25,290,415	23,630,994

Private capital (6):
Americas	25,137	43,394
Europe	60,576	61,946
Asia	7,867	9,368

Total Private Capital segment	93,580	114,708

Total segment assets	25,383,995	23,745,702

Reconciling items:
Investments in and advances to unconsolidated entities	2,220,172	2,857,755
Notes receivable backed by real estate	245,654	322,834
Assets held for sale	50,672	444,850
Cash and cash equivalents	293,631	176,072
Other assets	221,439	176,699

Total reconciling items	3,031,568	3,978,210

Total assets	$28,415,563	$27,723,912

(1)	Includes rental income of our industrial properties and land subject to ground leases, as well as development management and other income.
(2)	Includes revenues earned from managing our unconsolidated entities and certain third parties.
(3)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.
(4)	Amounts are reduced by the direct costs we incur to manage the unconsolidated entities and certain third parties that are presented as Private Capital Expenses in our Consolidated Statements of Operations.
(5)	Included in 2012 is a $273.0 million gain on acquisition of Prologis California in February 2012. See Note 2 for further information on this transaction.
(6)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Private Capital segment.

16.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2012 and 2011 are as follows:

•	In April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a joint venture that owned one property in Japan.

•	See Note 2 for information related to the Merger in 2011 and the Q1 Venture Acquisitions in 2012.

•

During the six months ended June 30, 2012 and 2011, we capitalized portions of the total cost of our stock-based compensation awards of $4.2 million and $3.1 million, respectively, to the investment basis of our real estate or other assets.

•	During the first quarter of 2012, we received $2.5 million of ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities.

The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2012 and 2011 was $267.8 million and $170.5 million, respectively.

During the six months ended June 30, 2012 and 2011, cash paid for income taxes, net of refunds, was $18.4 million and $9.4 million, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

17.	Commitments and Contingencies

Litigation

In the normal course of business, from time to time, we and our unconsolidated entities are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. (“Cisco”), is seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. Specifically, Cisco seeks (1) declaratory relief that Prologis owes certain Community Facilities District taxes that have been assessed against its land, following Cisco’s purchase of the land from Prologis through the exercise of option agreements; (2) declaratory relief that Prologis’ partial transfers of rights and obligations under the Contract to third parties are void; and (3) damages for alleged breaches of the Contract relating to the plans to build a baseball stadium at Pacific Commons. Although the total damages alleged by Cisco are approximately $200 million, we believe these claims are without merit and are defending these matters vigorously. Based on the facts and circumstances surrounding this dispute, we believe the low end of our range of loss is zero and therefore, in accordance with GAAP, we have not recorded any liability with respect to this matter as of June 30, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of June 30, 2012, the related consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011, the related consolidated statement of equity for the six-month period ended June 30, 2012, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

August 6, 2012

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of June 30, 2012, the related consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011, the related consolidated statement of capital for the six-month period ended June 30, 2012, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

August 6, 2012

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

Management’s Overview

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of June 30, 2012, we owned, or had investments in, on a consolidated basis or through unconsolidated entities, properties and development projects totaling 569 million square feet (52.9 million square meters) in 21 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies, and other enterprises.

Of the 569 million square feet of our owned and managed portfolio as of June 30, 2012:

•	537 million square feet were in our operating portfolio with a gross book value of $40.9 billion that were 92.4% occupied;

•	13 million square feet were in our development portfolio with a total expected investment of $1.3 billion and were 44.4% leased;

•	19 million square feet consisted of properties we manage on behalf of third parties, properties in which we have an ownership interest but do not manage and other properties we own; and

•	the largest customer and 25 largest customers accounted for 2.6% and 18.8%, respectively, of the annualized base rent.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business strategy includes two operating segments: Real Estate Operations and Private Capital. We generate revenues, earnings, net operating income (calculated as rental income less rental expenses), and funds from operations (as defined below), and cash flows through our segments primarily through three lines of business, as follows:

Real Estate Operations Segment

Rental Operations—This represents the primary source of our core revenue, earnings and funds from operations (or FFO as defined below). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rents by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to increase overall rental income primarily through the leasing of space currently available in our properties. We believe that our property management and leasing teams, regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies, allow us to leverage our global platform and provide flexible solutions for our customers as well as the Company.

Capital Deployment Activities—Our development and re-development activities support our rental operations and are, therefore, included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of properties. Depending on several factors, we may develop properties directly or in co-investment ventures for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. Currently, in the U.S., Europe and Japan, we are developing directly while in emerging markets, such as Brazil, China and Mexico, we are developing with our private capital partners in a variety of co-investment ventures.

Private Capital Segment -We co-invest in properties with private capital investors through a variety of co-investment ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended fund structures and joint ventures, while providing complete portfolio management and financial reporting services. We generally own 15-50% in the ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures and by raising additional third-party capital in our existing ventures.

On June 3, 2011, we completed a merger in which ProLogis shareholders received 0.4464 of a share of AMB Property Corporation (“AMB”) common stock for each outstanding common share of beneficial interest in ProLogis (the “Merger”). Following the Merger, AMB changed its name to Prologis, Inc. In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. In May 2011, we also acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR Acquisition”). As a result, our second quarter results for 2011 reflect approximately one month of impact of the Merger and the PEPR Acquisition. Therefore, period to period comparisons may not provide as meaningful information as if those transactions were reflected in both periods. See Note 2 to the Consolidated Financial Statements in Item 1 for more information relating to both the Merger and PEPR Acquisition.

Upon the closing of the Merger, we established key strategic priorities to guide our path over the next two years. These priorities are:

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

Align our Portfolio with our Investment Strategy

We have categorized the portfolio into three main segments – global, regional and other markets. As of June 30, 2012, global markets represented approximately 83% of our overall owned and managed platform (based on our share of net operating income of the properties) and regional markets represented 12% of our total owned and managed platform. We intend to hold only the highest quality class-A product in our regional markets. We also own a small number of assets in other markets, which account for 5% of our owned and managed platform and that we plan to exit from in an orderly fashion in the next few years. By segmenting our markets in this manner, we were able to construct a strategy that includes culling the portfolio for buildings and potentially submarkets that are no longer a strategic fit for the company. We expect to use the proceeds from dispositions to pay down debt and to recycle capital into new development projects or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the real estate investment trust industry. We expect to lower our financial risk by reducing leverage with proceeds from contributions and asset sales, increasing the size of our unencumbered asset portfolio and maintaining staggered debt maturities, which will provide us with more financial flexibility and allow continued access to debt capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they become available. We will reduce our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, and we might also enter into derivative contracts to hedge our foreign denominated equity and swap U.S. dollar denominated debt into obligations denominated in foreign currencies. We expect to also lower our currency exposure by holding assets we own outside the U.S. primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures. In addition, we expect that new development projects, particularly in emerging markets such as Brazil, China and Mexico, will be done in conjunction with our private capital partners.

Streamline Private Capital Business

We are working with our private capital investors to evaluate certain of our co-investment ventures. Some of our legacy co-investment ventures have fee structures that do not adequately compensate us for the services we provide. Also, some ventures have governance or decision making processes in place that we would like to change. Therefore, we may terminate or restructure certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we will work very closely with our partners and venture investors who will be active participants in these decisions. We plan to grow our private capital business with the deployment of the private capital commitments we have already raised, formation of new co-investment ventures and raising incremental capital for our existing co-investment ventures.

Improve the Utilization of Our Low Yielding Assets

We plan to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects as well as monetizing our land through development or sale to third parties.

Build the most effective and efficient organization in the real estate investment trust industry and become the employer of choice among top professionals interested in real estate as a career

We have identified more than $115 million of Merger cost synergies on an annualized basis, as compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies include gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We believe we have realized substantially all of these synergies already and expect to realize the full amount by the end of 2012 and we continue to look for additional savings opportunities. In addition, we are in the process of implementing a new enterprise wide system that will include a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse. In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality. As of January 1, 2012, we implemented two new compensation plans that we believe will better align employees’ compensation to our performance. We believe these efforts and others will help us with the attainment of this objective.

Summary of 2012

During the six months ended June 30, 2012, we completed the following activities in support of our strategic priorities:

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

•

We increased our ownership in PEPR to 99.5%. On June 26, 2012, PEPR passed a resolution to wind-up the entity. Prologis, Inc has opted for in-kind distribution of assets and will assume responsibility for all liabilities of PEPR. We may continue to own these properties, contribute to a new or existing co-investment venture or sell to a third party.

•	In 2012, we issued TMK bonds or increased existing TMK bonds for a combined amount of ¥48.0 billion ($603.5 million).

•

We generated aggregate proceeds of $935.0 million from the disposition of land and 95 properties to third parties and the contribution of five properties to two co-investment ventures and used the proceeds to reduce our outstanding debt, repurchase 5.8% of PEPR shares, acquire real estate properties and fund our development.

•

We began 11 consolidated development projects aggregating 5.0 million square feet with a total expected investment of $405.7 million, including six projects (or 79% of the total expected investment) that were 100% leased prior to development.

•	We entered into a multi-currency senior term loan agreement and used the proceeds to pay off two outstanding term loans with the remainder used to pay down our credit facilities.

As of June 30, 2012, our total owned and managed portfolio, including both consolidated and unconsolidated properties, was 92.4% occupied and 92.7% leased as compared to 92.2% occupied and 92.5% leased at December 31, 2011 and 90.7% occupied and 91.3% leased at June 30, 2011.

Operational Outlook

Economic growth has slowed, but consumption and trade remain healthy. Additionally, inventories continue to rise, and utilization rates have been on an overall upward trajectory since late 2010, with significant acceleration over the last six months. In the U.S., net absorption totaled more than 120 million square feet in 2011, representing a remarkable improvement over the past few years, and we continue to estimate net absorption of 150 million square feet in 2012.

U.S. industrial net absorption measured 26.4 million square feet in the second quarter of 2012, down slightly from 27.3 million square feet in the first quarter of 2012. Net absorption has been positive for the last eight consecutive quarters, reducing the availability rate by 140 basis points during that time. At 13.2%, availability is at its lowest level since the second quarter of 2009. Net effective rent has begun to make modest improvements, and as a result, some speculative development is beginning in selected locations with increasing demand, such as Dallas, Houston, New Jersey, Seattle, South Florida and Southern California.

Within Europe and Japan, we believe significant supply chain reconfiguration, obsolescence and growing tenant preference to rent rather than own will fuel additional demand for industrial space. Moreover, the undersupply of class-A distribution space in Japan has and will continue to create demand for more modern, earthquake-resistant product, especially as Japan rebuilds from the March 2011 earthquake and tsunami, which temporarily interrupted its supply chain. Demand for logistics real estate in emerging markets where we have investments primarily through our co-investment ventures, such as Brazil, China, and Mexico, remains strong due to growing economies.

In our total owned and managed operating portfolio, which includes properties managed by us and owned by our unconsolidated co-investment ventures that are accounted for under the equity method, we leased 65.9 million square feet of space during the six months ended June 30, 2012. Including the properties that were part of the Merger, we leased 67.8 million square feet of space during the six months ended June 30, 2011. The effective rental rates on leases signed during the second quarter of 2012 in our same store portfolio (as defined below) decreased by 3.9% when compared with the rental rates on the previous leases on that same space. The total owned and managed portfolio was 92.4% occupied at June 30, 2012, up from 92.2% at December 31, 2011. During the six months ended June 30, 2012, we retained 80.3% of our customers as compared with 71.5% during the first six months of 2011.

Due to the lack of supply of class-A facilities, coupled with the decreasing vacancy rates, we expect development volume to increase in our markets. Our development business consists of speculative development, build-to-suit development, value added conversions and redevelopment. We expect to develop directly and within the co-investment structures depending on location, market conditions, submarkets or building sites, and availability of capital. In response to this emerging demand, we are actively pursuing various development opportunities, and we have commenced development on an owned and managed basis of 12 properties during the first six months of 2012.

Results of Operations

Six Months Ended June 30, 2012 and 2011

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings (Loss) from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the six months ended June 30 (in thousands):

	2012	2011
Net operating income –Real Estate Operations segment	$687,326	$339,227
Net operating income – Private Capital segment	31,394	40,663
Other:
General and administrative expenses	(111,574)	(91,023)
Merger, acquisition and other integration expenses	(31,914)	(109,040)
Impairment of real estate properties and other assets	(19,320)	(103,823)
Depreciation and amortization	(374,640)	(198,183)
Earnings from unconsolidated entities, net	17,884	25,040
Interest expense	(261,328)	(203,443)
Interest and other income, net	11,013	2,698
Gains on acquisitions and dispositions of investments in real estate, net	268,291	106,254
Foreign currency and derivative losses, net	(14,022)	(8,881)
Gain on early extinguishment of debt, net	4,919	—
Income tax expense	(20,199)	(12,798)

Earnings (loss) from continuing operations	$187,830	$(213,309)

See Note 15 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to Earnings (Loss) Before Income Taxes.

Real Estate Operations Segment

The net operating income of the Real Estate Operations segment consisted of rental income and rental expenses from industrial properties that we own and consolidate and is impacted by our capital deployment activities. The size and percentage of occupancy of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition costs and land holding costs. The net operating income from the Real Estate Operations segment for the six months ended June 30, excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2012	2011
Rental and other income	$955,362	$486,895
Rental and other expenses	268,036	147,668

Total net operating income - Real Estate Operations segment	$687,326	$339,227

The increase in rental income and rental expense in 2012 from 2011 was due primarily to the impact of the Merger and the PEPR Acquisition in the second quarter of 2011, the Q1 Venture Acquisitions in 2012 and increased occupancy in our consolidated operating properties (from 88.7% at June 30, 2011 to 91.9% at June 30, 2012), including the completion and stabilization of new development properties. The results for 2012 included rental income and expenses from properties acquired through the Merger, PEPR Acquisition and Q1 Venture Acquisitions of $514.5 million and $132.1 million, respectively, while 2011 included approximately one month of rental income and expense of the acquired properties of $77.8 million and $20.8 million, respectively.

In our consolidated portfolio, we leased 38.8 million square feet for the six months ended June 30, 2012 compared to 23.1 million square feet for the six months ended June 30, 2011. In our total owned and managed portfolio, we calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our same store portfolio (as defined below). During the first and second quarters of 2012, the percentage decrease was 1.1% and 3.9%, respectively, compared to a decrease of 8.9% and 6.1% during the first and second quarters of 2011, respectively. A decline in rental rates is due to: (i) leases turning that were put in place when market rents were at or near peak; and (ii) decreased market rents. We have experienced negative rental rate growth for the past several years due to leases turning that were entered into at peak market rates. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, which are included in both rental income and expenses, were 75.1% and 72.1% of rental expenses for the six months ended June 30, 2012 and 2011, respectively.

Our consolidated operating properties are as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
June 30, 2012 (1)	1,927	327,991	91.9%
December 31, 2011 (2)	1,797	291,051	91.4%
June 30, 2011	1,898	302,315	88.7%

(1)	The increase in properties from December 31, 2011 to June 30, 2012 is principally related to the Q1 Venture Acquisitions, as discussed above.
(2)	The decrease in properties from June 30, 2011 to December 31, 2011 is principally related to third party building dispositions and contributions to unconsolidated co-investment ventures.

Private Capital Segment

The net operating income of the Private Capital segment consisted of fees and incentives earned for services performed for our unconsolidated co-investment ventures and certain joint ventures and third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Private Capital segment totaled $32.0 million and $22.1 million for the six months ended June 30, 2012 and 2011, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations in Item I. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Private Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase in Private Capital Expenses in 2012 is due to the increased private capital platform and infrastructure that was part of the Merger, offset partially with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR and the Q1 Venture Acquisitions.

The net operating income from the Private Capital segment, representing fees earned reduced by private capital expenses, for the six months ended June 30 was as follows (in thousands):

	2012	2011
Americas (1)	$15,745	$18,714
Europe (2)	10,802	19,843
Asia (3)	4,847	2,106

Total net operating income - Private Capital segment	$31,394	$40,663

(1)	We had seven unconsolidated operating co-investment ventures as of January 1, 2011. In connection with the Merger, we added three co-investment ventures. In 2012, we dissolved one co-investment venture and acquired 50% of the related portfolio and purchased our partner’s interest in another, leaving eight unconsolidated operating co-investment ventures remaining at June 30, 2012.
(2)	Represents the fees earned by us from three and four unconsolidated co-investment ventures for the six months ended June 30, 2012 and 2011, respectively. The reduction in fees is due to the consolidation of PEPR in May 2011, which is slightly offset by the two ventures added through the Merger.
(3)	Represents the fees earned by us from our investments in two and three unconsolidated co-investment ventures for the six months ended June 30, 2012 and 2011, respectively. We sold our investment in a Korea co-investment venture during the third quarter 2011. With the Merger, we acquired an investment in an unconsolidated co-investment venture in each of Japan and China.

See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the six months ended June 30 consisted of the following (in thousands):

	2012	2011
Gross G&A expenses	$192,481	$148,604
Reported as rental expenses	(17,008)	(10,065)
Reported as private capital expenses	(31,956)	(22,148)
Capitalized G&A expenses	(31,943)	(25,368)

Net G&A	$111,574	$91,023

The increase in G&A expenses and the various components was due principally to the Merger, PEPR Acquisition and the larger infrastructure associated with the combined company. The increase in capitalized G&A is due to our increased development and leasing activities since the Merger.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related expenses, as well as other general and administrative costs. The capitalized G&A costs for the six months ended June 30, was as follows (in thousands):

	2012	2011
Development activities	$19,406	$15,008
Leasing activities	12,380	9,468
Costs related to internally developed software	157	892

Total capitalized G&A expenses	$31,943	$25,368

For the six months ended June 30, 2012 and 2011, the capitalized salaries and related costs represented 24.1% and 21.5%, respectively, of our total salaries and related costs. In addition in 2012, we capitalized $0.8 million of salaries and related costs related to internally developed software that were included as Merger, Acquisition, and Other Integration Expenses. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses.

Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we have incurred significant transaction, integration and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; non-capitalized system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. Certain of these costs were obligations of AMB and expensed prior to the closing of the Merger by AMB. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included in Merger, Acquisition and Other Integration Expenses. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR in 2011 and the liquidation of PEPR in 2012. The following is a breakdown of the costs incurred during the six months ended June 30 (in thousands):

	2012	2011
Termination, severance and transitional employee costs	$19,537	$34,337
Professional fees	8,954	41,489
Office closure, travel and other costs	3,423	22,345
Write-off of deferred loan costs	—	10,869

Total	$31,914	$109,040

The increase in these costs in the second quarter of 2012 over the first quarter of 2012 was related primarily to increased severance, our system implementation, as portions of the project move into the phase when the costs are expensed (i.e., training and data conversion), additional costs due to the planned liquidation of PEPR and severance and related costs due to announced organizational changes in Europe to gain efficiencies. We expect to incur similar costs for the remainder of 2012.

Impairment of Real Estate Properties and Other Assets

In the first quarter of 2012, we recorded an impairment charge of $16.1 million related to land received in 2011 in exchange for a note receivable. During the second quarter of 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated co-investment ventures. One investment was in the U.S. where our carrying value exceeded the fair value, and another was in South Korea where we sold to our venture partner in July 2011.

Depreciation and Amortization

Depreciation and amortization expenses were $374.6 million and $198.2 million for the six months ended June 30, 2012 and 2011, respectively. The increase is principally due to additional depreciation and amortization expenses associated with the assets (including intangible assets) acquired in the second quarter of 2011 relating to the Merger and PEPR Acquisition along with the Q1 Venture Acquisitions in the first quarter of 2012, as well as completed and leased development properties and additional leasing in our operating properties.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from our unconsolidated entities of $17.9 million and $25.0 million for the six months ended June 30, 2012 and 2011, respectively. These earnings relate to our investments in unconsolidated entities that are accounted for under the equity method. The primary reason for the decrease in 2012 over 2011 is due to the consolidation of PEPR, NAIF II and Prologis California, previously accounted for under the equity method, and our share of loss related to the early extinguishment of debt of $25.1 million in Prologis North American Industrial Fund III in the second quarter of 2012. This decrease was partially offset by earnings from investments acquired through the Merger. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollar, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See discussion of our portfolio results in the section, “Portfolio Information”. See also Note 4 to our Consolidated Financial Statements in Item I for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations for the six months ended June 30 included the following components (in thousands):

	2012	2011
Gross interest expense	$295,251	$201,581
Amortization of discount (premium), net	(16,489)	12,908
Amortization of deferred loan costs	9,131	12,761

Interest expense before capitalization	287,893	227,250
Capitalized amounts	(26,565)	(23,807)

Net interest expense	$261,328	$203,443

Gross interest expense increased in 2012 from 2011 primarily due to higher debt levels as a result of the Merger, the PEPR Acquisition and the Q1 Venture Acquisitions in the first quarter of 2012, partially offset by lower effective borrowing costs.

Our weighted average effective borrowing costs (including amortization of deferred loan costs) was 4.8% and 6.1% for the six months ended June 30, 2012 and 2011, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities. As a result of the Merger and PEPR Acquisition, we increased our debt from $6.4 billion at March 31, 2011 to $12.1 billion at June 30, 2011, which is net of $1.1 billion of reduction with proceeds from a June 2011 equity issuance. During the remainder of the year, we reduced our debt to $11.4 billion at December 31, 2011. As of June 30, 2012 our debt was $12.4 billion, principally from the Q1 Venture Acquisitions, which increased our debt by $1.4 billion, offset by repayments with proceeds from sales and contributions of properties. One of strategic objectives is to reduce our debt with proceeds from property sales. See Notes 2 and 7 to our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Interest and Other Income, Net

During the six months ended June 30, 2011, we recognized a $5.6 million charge related to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

We recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $268.3 million and $106.3 million during the six months ended June 30, 2012 and 2011, respectively. Included in 2012 is a $273.0 million gain related to the Prologis California transaction in the first quarter, which represents the adjustment to fair value of our equity investments at the time we gained control and consolidated the entity. See Note 2 to our Consolidated Financial Statements in Item 1 for more details on these transactions.

Included in 2011 were gains we recognized in the second quarter of 2011 related to the PEPR Acquisition ($85.9 million) and the acquisition of our partner’s interest in a joint venture in Japan ($13.5 million). These gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities.

Foreign Currency and Derivative Gains (Losses), Net

In connection with the Merger and the exchange offer discussed in Note 7 to our Consolidated Financial Statements in Item 1, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes changed, which required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized an unrealized gain of $14.4 million and an unrealized loss of $12.4 million for the three and six months ended June 30, 2012, respectively. We recognized an unrealized loss of $9.7 million for the three and six months ended June 30, 2011, respectively.

Gain (Loss) on Early Extinguishment of Debt, Net

During the six months ended June 30, 2012, we extinguished some secured mortgage debt, unsecured credit facilities of PEPR and two term loans prior to maturity, which resulted in the recognition of $4.9 million in net gains, the majority of which happened in the first quarter. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees.

Income Tax Expense

During the six months ended June 30, 2012 and 2011, our current income tax expense was $29.1 million and $11.8 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable real estate investment trust subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.

During the six months ended June 30, 2012 and 2011, we recognized a net deferred tax benefit of $8.9 million and a deferred tax expense of $1.0 million, respectively. Deferred income tax is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. In 2012, the deferred tax benefit was primarily due to the reversal of deferred tax liabilities that were offset with current income tax expense due to the contribution of properties, as well as the period’s temporary differences.

Discontinued Operations

During the six months ended June 30, 2012, we disposed of land subject to ground leases and 95 properties aggregating 11.9 million square feet to third parties that met the criteria for discontinued operations. The net gains on disposition of these properties, net of taxes, are reflected in discontinued operations, along with the results of operations of these properties for all periods presented. During all of 2011, we disposed of land subject to ground leases and 94 properties aggregating 10.7 million square feet to third parties.

As of June 30, 2012, we had land and five operating properties that met the criteria to be recorded as held for sale, and are included in discontinued operations.

See Note 6 to our Consolidated Financial Statements in Item 1.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollar at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Other Comprehensive Income Loss.

During the six months ended June 30, 2012 and 2011, we recorded unrealized losses in Other Comprehensive Loss of $168.7 million and gains of $214.3 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollar upon consolidation. In 2012, we recorded net unrealized loss primarily due to the weakening of the euro and yen to the U.S. dollar from the beginning to the end of the period. The euro rates decreased 3.1% from December 31, 2011 to June 30, 2012. In 2011, the unrealized gains are mainly the result of the strengthening of the euro and pound sterling to the U.S. dollar, from the beginning to the end of the period. The euro rates increased 7.6% and the pound sterling rates increased 3.8% from December 31, 2010 to June 30, 2011.

Three Months Ended June 30, 2012 and 2011

Our results for the three months ended June 30, 2012 include a full quarter of results related to the Merger and PEPR Acquisition while the results for the six months ended June 30, 2011 include one month of results for the Merger and PEPR Acquisition. Except as separately discussed above, the changes in net earnings attributable to common shares and its components for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, are similar to the changes for the six months periods ended in the same dates.

Portfolio Information

Our total owned and managed portfolio of properties includes operating industrial properties and does not include properties in our development portfolio, properties held for sale or non-industrial properties and was as follows (square feet in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,927	327,991	1,797	291,051	1,898	302,315
Unconsolidated	1,161	209,710	1,403	267,752	1,366	264,301

Totals	3,088	537,701	3,200	558,803	3,264	566,616

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated entities (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”), including those owned and managed by AMB prior to the Merger, in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2012, as those properties that were in operation at January 1, 2011, and have been in operation throughout the three-month periods in both 2012 and 2011. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollar, for both periods. The same store portfolio, for the three months ended June 30, 2012, included 519.9 million of aggregated square feet.

	For the Three Months Ended June 30,
	2012	2011	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statement of Operations	$387,089	$222,713
Rental recoveries per our Consolidated Statement of Operations	100,937	56,303
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(20,288)	(5,921)
Effect of changes in foreign currency exchange rates and other	(654)	(5,739)
Unconsolidated entities:
Rental income of properties managed by us and owned by our unconsolidated entities	$314,066	$322,597
Rental income of AMB properties pre-Merger	—	179,683

Same store portfolio — rental income (2)(3)	781,150	769,636	1.50%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statement of Operations	$132,031	$77,199
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(7,809)	(3,119)
Effect of changes in foreign currency exchange rates and other	4,741	1,805
Unconsolidated entities:
Rental expenses of properties managed by us and owned by our unconsolidated entities	75,861	71,024
Rental expense of AMB properties pre-Merger	—	48,528

Same store portfolio — rental expenses (3)(4)	204,824	195,437	4.80%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statement of Operations	$355,995	$201,817
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(12,479)	(2,802)
Effect of changes in foreign currency exchange rates and other	(5,395)	(7,544)
Unconsolidated entities:
Net operating income of properties managed by us and owned by our unconsolidated entities	238,205	251,573
Net operating income of AMB properties pre-Merger	—	131,155

Same store portfolio — net operating income (3)	576,326	574,199	0.37%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of the REIT and distributions to the limited partnership units of the Operating Partnership, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments in the remainder of 2012 of $67 million;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	investments in current or future unconsolidated entities, as discussed below, primarily for the development and/or acquisition of properties depending on market and other conditions;

•	development of new properties for long-term investment;

•	capital expenditures and leasing costs on properties;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this might include acquisitions from our co-investment ventures); and

•

depending on market conditions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

(a)	As of June 30, 2012, we had 30 properties in our development portfolio that were 51.8% leased with a current investment of $660.4 million and a total expected investment of $1.0 billion when completed and leased, leaving $369.9 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($293.6 million at June 30, 2012);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($941 million available as of June 30, 2012), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($619.3 million at June 30, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion at June 30, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds from this senior term loan to pay off the two outstanding term loans assumed in connection with the Merger and the remainder to pay down borrowings on our credit facilities.

In the first quarter of 2012 in connection with the Q1 Venture Acquisitions, we assumed additional debt of approximately $1.0 billion. See Note 2 to our Consolidated Financial Statements in Item 1 for more details on these transactions.

In 2012, we issued TMK bonds or increased existing TMK bonds for a combined amount of ¥48.0 billion ($603.5 million).

In April 2012, we redeemed $448.9 million related to the exchangeable notes and repaid $58.9 million of senior unsecured notes at maturity, both of which were paid from our cash on hand and borrowings on our Credit Facilities.

As of June 30, 2012, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

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

The following table is a summary of remaining equity commitments as of June 30, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended(1)
Venture Partners	$137.5

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$75.6	February 2014
Venture Partner	$428.7

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total Unconsolidated
Prologis	$171.2
Venture Partner	$1,066.4

Prologis Brazil Fund
Prologis	$122.3	December 2013
Fund Partner	$122.3

Total Consolidated
Prologis	$122.3
Venture Partner	$122.3

Grand Total
Prologis	$293.5
Venture Partners	$1,188.7

(1)	We secured $265.5 million in commitments from third parties in 2012 in order to fund future acquisitions from us and third parties that meet the venture’s investment strategy, or to pay down existing debt. During the second quarter of 2012, the venture called capital of $128.0 million from these investors to pay down existing debt. The venture called an additional $55.0 million from these investors in July primarily to pay down existing debt.
(2)	These equity commitments will be called only if needed to pay outstanding debt of the venture. The relevant debt is due in the third quarter of 2012, with an option to extend until the third quarter of 2013.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During the first quarter of 2012, this co-investment venture acquired two buildings with proceeds from commitments previously called. In addition, in the first quarter of 2012, the venture called capital of $14.3 million from our partner to cover the acquisition of one property from us.

For more information on our investments in unconsolidated co-investment ventures, see Note 4 to our Consolidated Financial Statements in Item 1.

Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2012 and 2011, operating activities provided net cash of $160.1 million and used net cash of $15.9 million, respectively. In the first six months of 2012 and 2011, cash from operating activities was less than the cash distributions paid on common and preferred shares and distributions to noncontrolling interests by $134.1 million and $157.8 million, respectively. We used cash flows from operating activities and proceeds from the disposition of real estate properties ($888.7 million in 2012 and $610.4 million in 2011) to fund dividends on common and preferred shares and distributions to noncontrolling interests. In 2011, the decrease in cash provided by operating activities was largely due to the Merger and integration cash expenses of $94.2 million recognized in 2011.

Cash Investing and Cash Financing Activities

For the six months ended June 30, 2012 and 2011, investing activities provided net cash of $189.8 million and used net cash of $647.9 million, respectively. The following are the significant activities for both periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $888.7 million and $610.4 million during 2012 and 2011, respectively. In 2012, we disposed of land, land subject to ground leases and 95 properties. In 2011, we disposed of land, land subject to ground leases and 41 properties that included the majority of our non-industrial assets. We have a stated objective to reduce debt that we expect to achieve in part with proceeds received due to sales and contributions of properties and therefore expect to continue to increase this activity.

•

In 2012 and 2011, we invested $379.5 million and $383.5 million, respectively, in real estate development and leasing costs for first generation leases. As discussed previously, we have 30 properties in the development portfolio at June 30, 2012 and we expect to continue to develop new properties as the opportunities arise.

•

We invested $85.7 million in our operating properties during 2012 and $42.1 million for the same period in 2011, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased. The increase is primarily a result of the Merger.

•

In 2012, we acquired 167 acres of land for a total of $27.1 million and eight properties and a ground lease with an aggregate purchase price of $47.7 million. In 2011, we acquired 67 acres of land for $44.3 million and one property with an aggregate purchase price of $20.4 million.

•	In connection with the Merger in 2011, we acquired $234.0 million in cash.

•

During the second quarter 2011, we used $1.0 billion of cash to purchase units in PEPR. The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”) that was put in place for the acquisition and borrowings under our other credit facilities, which were subsequently paid from our equity offering (see below for more detail).

•

In 2012, we invested cash of $50.4 million in unconsolidated entities, most of which related to an increase in our unconsolidated joint ventures in Brazil. In 2011, we received advances, net of repayments, from unconsolidated entities of $11.3 million.

•	In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million.

•

We received distributions from unconsolidated entities as a return of investment of $208.8 million and $57.3 million during 2012 and 2011, respectively. We received $95.0 million during the second quarter of 2012, which represented a return of capital, from one of our other joint ventures that held a note receivable that was repaid during the quarter.

•	We generated net cash proceeds from payments on notes receivable of $9.7 million in 2011.

•	In 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-industrial assets.

For the six months ended June 30, 2012 and 2011, financing activities used net cash of $239.4 million and provided net cash of $885.4 million, respectively. The following are the significant activities for both periods presented:

•

In June 2011, we completed an equity offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.1 billion. The proceeds were used to repay the PEPR Bridge Facility completely and the remainder was used to repay a portion of the borrowings outstanding under our Credit Facilities.

•

In 2012, we incurred $1.4 billion in secured mortgage and senior term loan debt. We used the proceeds from the senior term loan to pay off the two outstanding term loans assumed in connection with the Merger and the remainder to pay down borrowings on our Credit Facilities. In 2011, we incurred $164.5 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility.

•

We had net proceeds on our Credit Facilities of $220.7 million and net payments of $50.2 million during 2012 and 2011, respectively. In 2011, in connection with the Merger, we repaid the outstanding balance under our existing global line of credit and entered into new Credit Facilities.

•

In 2012, we repurchased and extinguished $1.3 billion of the original principal amount of our exchangeable senior notes, secured mortgage debt, senior term loans, and other debt of consolidated entities. In 2011, we used $711.8 million in proceeds from our 2011 equity offering to repay the amounts borrowed under the PEPR Bridge Facility.

•

We made net payments of $152.4 million and $185.3 million on regularly scheduled debt principal and maturity payments during 2012 and 2011, respectively. This includes the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011.

•

We paid distributions of $260.5 million and $129.0 million to our common stockholders during 2012 and 2011, respectively. We paid dividends on our preferred stock of $27.0 million and $12.7 million during 2012 and 2011, respectively.

•	We generated proceeds from the sale and issuance of common stock under our incentive stock plans of $23.1 million in 2012.

•

During 2012, we purchased an additional 5.8% interest in PEPR for $107.3 million and Prologis Institutional Alliance Fund II for $14.1 million. Additionally, limited partners in the Operating Partnership exchanged units for cash of $5.5 million.

•	In 2012, noncontrolling interest partners made contributions of $36.9 million and we distributed $6.7 million to noncontrolling interests.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at June 30, 2012 of $1.9 billion. These unconsolidated ventures had total third party debt of $7.1 billion (in the aggregate, not our proportionate share) at June 30, 2012 that matures as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Discount/ Premium	Total (1)
Prologis North American Properties Fund I	$107.9	$—	$—	$—	$—	$—	$—	$107.9
Prologis North American Properties Fund XI	0.3	0.4	—	—	—	—	0.1	0.8
Prologis North American Industrial Fund	52.0	80.0	—	108.7	444.0	559.5	—	1,244.2
Prologis North American Industrial Fund III	118.2	385.6	146.2	—	—	—	(1.1)	648.9
Prologis Targeted U.S. Logistics Fund	17.0	188.8	102.4	180.7	208.6	810.0	13.8	1,521.3
Prologis Mexico Industrial Fund	—	—	—	—	—	214.1	—	214.1
Prologis SGP Mexico	1.8	62.5	3.9	4.1	144.8	—	—	217.1
Prologis European Properties Fund II (2)	5.7	411.3	184.3	456.1	223.4	204.7	—	1,485.5
Prologis Targeted Europe Logistics Fund	4.5	9.2	377.7	222.2	2.2	2.4	10.3	628.5
Prologis Japan Fund 1	5.9	518.2	2.7	4.4	119.5	270.1	6.6	927.4
Prologis China Logistics Venture 1	—	—	—	—	107.0	—	—	107.0

Total unconsolidated co-investment ventures	$313.3	$1,656.0	$817.2	$976.2	$1,249.5	$2,060.8	$29.7	$7,102.7

(1)	As of June 30, 2012, we had guaranteed $28 million of the third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

(2)	In July 2012, Prologis European Properties Fund II (“PEPF II”) entered into a new senior unsecured term loan and a new secured loan, pursuant to which it can obtain loans up to €194 million (approximately $239 million). The loans can be obtained in euro and pound sterling.

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

We paid a cash distribution of $0.28 per common share for the second quarter on June 29, 2012. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the Board during the year.

At June 30, 2012, we had seven series of preferred stock outstanding and all but one series are redeemable at our option. The annual dividend rates on preferred stock are 6.5% per Series L, 6.75% per Series M, 7.0% per Series O, 6.85% per Series P, 8.54% per Series Q, 6.75% per Series R and 6.75% per Series S. The Series Q, R and S were preferred shares of ProLogis prior to the Merger and dividends on those shares have been reflected in the Consolidated Financial Statements in Item 1 for both periods ended June 30, 2012 and 2011. The dividends on the Series L, M, O and P preferred stock have been included in the Consolidated Financial Statements since the Merger, and thus, the three and six-months periods ended June 30, 2011 include approximately one month of dividends only. The dividends on preferred stock are payable quarterly in arrears.

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

New Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Item 1.

Funds from Operations (“FFO”)

FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among real estate investment trusts, as companies seek to provide financial measures that meaningfully reflect their business.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	Real estate investment trusts were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a real estate investment trust’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions and impairment charges of land and development properties, as well as our proportionate share of the gains and losses from dispositions and impairment charges recognized by our unconsolidated entities, in our definition of FFO.

Our FFO Measures

At the same time that NAREIT created and defined its FFO measure for the real estate investment trust industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of FFO. Our FFO measures are used by management in analyzing our business and the performance of our properties and we believe that it is important that stockholders, potential investors and financial analysts understand the measures management uses.

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

FFO, as defined by Prologis:

To arrive at FFO, as defined by Prologis, we adjust the NAREIT defined FFO measure to exclude:

(i)	deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

(ii)	current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in GAAP earnings that is excluded from our defined FFO measure;

(iii)	foreign currency exchange gains and losses resulting from debt transactions between us and our foreign consolidated subsidiaries and our foreign unconsolidated entities;

(iv)	foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of our foreign consolidated subsidiaries and our foreign unconsolidated entities; and

(v)	mark-to-market adjustments associated with derivative financial instruments.

We calculate FFO, as defined by Prologis for our unconsolidated entities on the same basis as we calculate our FFO, as defined by Prologis.

We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

Core FFO

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly or our share recognized by our unconsolidated entities to the extent they are included in FFO, as defined by Prologis:

•	gains or losses from acquisition, contribution or sale of land or development properties;

•	income tax expense related to the sale of investments in real estate;

•

impairment charges recognized related to our investments in real estate (either directly or through our investments in unconsolidated entities) generally as a result of our change in intent to contribute or sell these properties;

•	impairment charges of goodwill and other assets;

•	gains or losses from the early extinguishment of debt;

•	merger, acquisition and other integration expenses; and

•	expenses related to natural disasters

We believe it is appropriate to further adjust our FFO, as defined by Prologis for certain recurring items as they were driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties or investments. The impairment charges we recognized were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. We currently have and have had over the past several years a stated priority to strengthen our financial position. We expect to accomplish this by reducing our debt, our investment in certain low yielding assets, such as land that we decide not to develop, and our exposure to foreign currency exchange fluctuations. As a result, we have sold to third parties or contributed to unconsolidated entities real estate properties that, depending on market conditions, might result in a gain or loss. The impairment charges related to goodwill and other assets that we have recognized were similarly caused by the decline in the real estate markets. Also in connection with our stated priority to reduce debt and extend debt maturities, we have purchased portions of our debt securities. As a result, we recognized net gains or losses on the early extinguishment of certain debt due to the financial market conditions at that time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
FFO:
Reconciliation of net earnings (loss) to FFO measures:
Net earnings (loss) available for common stockholders	$(8,120)	$(151,471)	$194,293	$(198,087)
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	182,530	114,814	366,290	190,117
Net gains on non-FFO dispositions and acquisitions	(10,224)	(1,454)	(180,559)	(2,278)
Reconciling items related to noncontrolling interests	(3,950)	(2,404)	(16,004)	(2,404)
Our share of reconciling items included in earnings from unconsolidated entities	34,444	36,660	68,982	72,337

Subtotal-NAREIT defined FFO	194,680	(3,855)	433,002	59,685
Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	(14,519)	10,287	9,717	8,652
Deferred income tax expense (benefit)	(5,809)	118	(4,758)	982
Our share of reconciling items included in earnings from unconsolidated entities	(1,681)	1,645	(3,218)	1,022

FFO, as defined by Prologis	172,671	8,195	434,743	70,341
Impairment charges	—	106,482	19,320	106,482
Japan disaster expenses	—	(1,315)	—	5,610
Merger, acquisition and other integration expenses	21,186	103,052	31,914	109,040
Losses (gains) on acquisitions and dispositions of investments in real estate, net	838	(106,752)	(103,893)	(109,320)
Loss (gain) on early extinguishment of debt, net	500	—	(4,919)	—
Income tax expense on dispositions	—	—	—	1,916
Our share of reconciling items included in earnings from unconsolidated entities	6,125	—	8,920	—

Core FFO	$201,320	$109,662	$386,085	$184,069

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments, primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk, as we deem appropriate. We have also used interest rate swap and cap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.

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

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of June 30, 2012, we had a total of $3.8 billion of variable rate debt outstanding, of which $1.1 billion was outstanding in our credit facilities, $0.6 billion was outstanding under a multi-currency senior term loan, and $2.1 billion was outstanding secured mortgage debt. As of June 30, 2012, we have entered into interest rate swap agreements to fix $1.6 billion of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap or cap agreements is created by the variable rate credit facilities, senior term loan and selected secured mortgage debt. During the six months ended June 30, 2012, we had weighted average daily outstanding borrowings of $2.0 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates and is based on our outstanding balances during the six months ended June 30, 2012, the impact was approximately $1.8 million for the six months ended June 30, 2012, which equates to a change in interest rates of 18 basis points.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollar, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts or other forms of hedging instruments to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign consolidated subsidiaries and unconsolidated entities. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position. At June 30, 2012, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At June 30, 2012, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2012. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of June 30, 2012. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we and our unconsolidated entities are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. (“Cisco”), is seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. Specifically, Cisco seeks (1) declaratory relief that Prologis owes certain Community Facilities District taxes that have been assessed against Cisco’s land, following Cisco’s purchase of the land from Prologis through the exercise of option agreements; (2) declaratory relief that Prologis’ partial transfers of rights and obligations under the Contract to third parties are void; and (3) damages for alleged breaches of the Contract relating to the plans to build a baseball stadium at Pacific Commons. Although the total damages alleged by Cisco are approximately $200 million, we believe these claims are without merit and are defending these matters vigorously. Based on the facts and circumstances surrounding this dispute, we believe the low end of our range of loss is zero and therefore, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we have not recorded any liability with respect to this matter as of June 30, 2012.

Item 1A. Risk Factors

As of June 30, 2012, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’Current Report on Form 8-K filed May 8, 2012).

10.1	Prologis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).

10.2	Form of Director Deferred Stock Unit Award Terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed on May 8, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Thomas S. Olinger
Thomas S. Olinger
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Thomas S. Olinger
Thomas S. Olinger
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: August 6, 2012

Index to Exhibits

3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).

10.1	Prologis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).

10.2	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed May 8, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase