Form 10-Q
period 2012-09-30
Prologis, Inc.; Prologis, L.P.
filed 2012-11-06
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Prologis, Inc.’s common stock outstanding as of November 1, 2012 was approximately 460,910,000.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2012 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we”, “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of September 30, 2012, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.41% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART I.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Investments in real estate properties	$26,461,066	$24,787,537
Less accumulated depreciation	2,389,214	2,157,907

Net investments in real estate properties	24,071,852	22,629,630
Investments in and advances to unconsolidated entities	2,242,075	2,857,755
Notes receivable backed by real estate	243,979	322,834
Assets held for sale	376,642	444,850

Net investments in real estate	26,934,548	26,255,069

Cash and cash equivalents	158,188	176,072
Restricted cash	172,515	71,992
Accounts receivable	181,855	147,999
Other assets	1,129,316	1,072,780

Total assets	$28,576,422	$27,723,912

LIABILITIES AND EQUITY
Liabilities:
Debt	$12,578,060	$11,382,408
Accounts payable and accrued expenses	625,873	639,490
Other liabilities	1,163,651	1,225,548
Liabilities related to assets held for sale	34,317	20,992

Total liabilities	14,401,901	13,268,438

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	582,200
Common stock; $0.01 par value; 460,897 shares and 459,401 shares issued and outstanding at September 30, 2012 and at December 31, 2011, respectively	4,609	4,594
Additional paid-in capital	16,395,797	16,349,328
Accumulated other comprehensive loss	(165,100)	(182,321)
Distributions in excess of net earnings	(3,335,757)	(3,092,162)

Total Prologis stockholders’ equity	13,481,749	13,661,639
Noncontrolling interests	692,772	793,835

Total equity	14,174,521	14,455,474

Total liabilities and equity	$28,576,422	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$382,293	$341,118	$1,124,653	$707,744
Rental recoveries	97,081	89,165	285,469	185,734
Private capital revenue	31,714	34,578	95,064	97,389
Development management and other income	1,017	4,276	5,859	17,515

Total revenues	512,105	469,137	1,511,045	1,008,382

Expenses:
Rental expenses	130,820	119,949	382,679	254,078
Private capital expenses	15,730	17,080	47,686	39,228
General and administrative expenses	55,886	53,341	167,460	144,364
Merger, acquisition and other integration expenses	20,659	12,683	52,573	121,723
Impairment of real estate properties	9,778	—	12,963	—
Depreciation and amortization	194,622	182,774	560,563	377,193
Other expenses	5,580	3,971	17,142	14,242

Total expenses	433,075	389,798	1,241,066	950,828

Operating income	79,030	79,339	269,979	57,554

Other income (expense):
Earnings from unconsolidated entities, net	2,563	30,975	20,447	56,015
Interest expense	(123,161)	(135,863)	(384,489)	(339,306)
Impairment of other assets	—	—	(16,135)	(103,823)
Interest and other income, net	8,758	4,643	19,771	7,341
Gain on acquisitions and dispositions of investments in real estate, net	12,677	8,396	280,968	114,650
Foreign currency and derivative gains (losses), net	(5,908)	52,525	(19,930)	43,643
Gain (loss) on early extinguishment of debt, net	—	(298)	4,919	(298)

Total other income (expense)	(105,071)	(39,622)	(94,449)	(221,778)

Earnings (loss) before income taxes	(26,041)	39,717	175,530	(164,224)
Current income tax expense (benefit)	(18,099)	(4,611)	10,969	7,205
Deferred income tax expense (benefit)	(1,884)	1,773	(10,753)	2,755

Total income tax expense (benefit)	(19,983)	(2,838)	216	9,960

Earnings (loss) from continuing operations	(6,058)	42,555	175,314	(174,184)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	4,618	11,903	19,889	34,716
Net gain (loss) on dispositions, including related impairment charges and taxes	(31,458)	11,410	(10,335)	21,545

Total discontinued operations	(26,840)	23,313	9,554	56,261

Consolidated net earnings (loss)	(32,898)	65,868	184,868	(117,923)
Net earnings attributable to noncontrolling interests	(3,323)	(23)	(6,180)	(308)

Net earnings (loss) attributable to controlling interests	(36,221)	65,845	178,688	(118,231)
Less preferred share dividends	10,305	10,409	30,921	24,420

Net earnings (loss) available for common stockholders	$(46,526)	$55,436	$147,767	$(142,651)

Weighted average common shares outstanding - Basic	460,079	458,256	459,720	340,923

Weighted average common shares outstanding - Diluted	460,079	462,408	464,938	340,923

Net earnings (loss) per share available for common stockholders - Basic:
Continuing operations	$(0.04)	$0.07	$0.30	$(0.59)
Discontinued operations	(0.06)	0.05	0.02	0.17

Net earnings (loss) per share available for common stockholders - Basic	$(0.10)	$0.12	$0.32	$(0.42)

Net earnings (loss) per share available for common stockholders - Diluted:
Continuing operations	$(0.04)	$0.07	$0.30	$(0.59)
Discontinued operations	(0.06)	0.05	0.02	0.17

Net earnings (loss) per share available for common stockholders - Diluted	$(0.10)	$0.12	$0.32	$(0.42)

Dividends per common share	$0.28	$0.28	$0.84	$0.78

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated net earnings (loss)	$(32,898)	$65,868	$184,868	$(117,923)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	175,832	(304,313)	7,148	(90,035)
Unrealized loss and amortization on derivative contracts, net	(5,067)	(22,913)	(365)	(8,277)

Comprehensive income (loss)	137,867	(261,358)	191,651	(216,235)
Net earnings attributable to noncontrolling interests	(3,323)	(23)	(6,180)	(308)
Other comprehensive loss (income) attributable to noncontrolling interests	(2,054)	(684)	10,438	(1,074)

Comprehensive income (loss) available for common stockholders	$132,490	$(262,065)	$195,909	$(217,617)

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2012

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Stock	Shares	Value	Capital	Loss	Earnings	interests	Equity
Balance as of January 1, 2012	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474
Consolidated net earnings	—	—	—	—	—	178,688	6,180	184,868
Adjustment to the Merger purchase price allocation	—	—	—	—	—	—	10,163	10,163
Effect of common stock plans	—	1,496	15	56,291	—	—	—	56,306
Capital contributions, net	—	—	—	—	—	—	41,781	41,781
Purchase of noncontrolling interests	—	—	—	(10,487)	—	—	(127,177)	(137,664)
Foreign currency translation gains (losses), net	—	—	—	—	17,585	—	(10,437)	7,148
Unrealized loss and amortization on derivative contracts, net	—	—	—	—	(364)	—	(1)	(365)
Distributions and allocations	—	—	—	665	—	(422,283)	(21,572)	(443,190)

Balance as of September 30, 2012	$582,200	460,897	$4,609	$16,395,797	$(165,100)	$(3,335,757)	$692,772	$14,174,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Consolidated net earnings (loss)	$184,868	$(117,923)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(47,041)	(43,273)
Stock-based compensation awards, net	24,054	22,408
Depreciation and amortization	577,898	405,580
Earnings from unconsolidated entities, net	(20,447)	(56,015)
Distributions and changes in operating receivables from our unconsolidated entities	30,321	36,542
Amortization of debt and lease intangibles	17,360	35,892
Non-cash Merger, acquisition and other integration expenses	14,508	17,823
Impairment of real estate properties and other assets	29,098	103,823
Net (gain) loss on dispositions, net of related impairment charges, included in discontinued operations	10,335	(23,461)
Gains recognized on acquisitions and dispositions of investments in real estate, net	(280,968)	(114,650)
Loss (gain) on early extinguishment of debt, net	(4,919)	298
Unrealized foreign currency and derivative losses (gains), net	15,558	(45,036)
Deferred income tax expense (benefit)	(10,753)	2,755
Increase in restricted cash, accounts receivable and other assets	(186,450)	(36,999)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	19,926	(82,817)

Net cash provided by operating activities	373,348	104,947

Investing activities:
Real estate development activity	(592,533)	(645,903)
Real estate acquisitions	(173,492)	(136,603)
Tenant improvements and lease commissions on previously leased space	(91,920)	(55,726)
Non-development capital expenditures	(48,438)	(37,425)
Investments in and advances to unconsolidated entities, net	(70,207)	(9,671)
Return of investment from unconsolidated entities	237,784	114,375
Proceeds from dispositions of real estate properties	1,008,257	812,186
Proceeds from repayment of notes receivable	—	6,450
Investments in notes receivable backed by real estate and advances on other notes receivable	—	(55,000)
Cash acquired in connection with the Merger	—	234,045
Acquisition of PEPR, net of cash received	—	(1,025,251)
Acquisition of NAIF II, net of cash received	(317,328)	—

Net cash used in investing activities	(47,877)	(798,523)

Financing activities:
Issuance of common stock, net	29,442	1,156,493
Dividends paid on common stock	(389,159)	(257,184)
Dividends paid on preferred stock	(37,269)	(23,013)
Noncontrolling interest contributions	41,781	—
Noncontrolling interest distributions	(22,541)	(11,706)
Purchase of noncontrolling interest	(137,664)	—
Debt and equity issuance costs paid	(10,745)	(72,590)
Proceeds from credit facilities, net	270,878	377,779
Repurchase of debt	(1,314,387)	(243,316)
Proceeds from issuance of debt	1,389,984	885,820
Payments on debt	(166,198)	(938,264)

Net cash provided by (used in) financing activities	(345,878)	874,019

Effect of foreign currency exchange rate changes on cash	2,523	(1,328)
Net increase (decrease) in cash and cash equivalents	(17,884)	179,115
Cash and cash equivalents, beginning of period	176,072	37,634

Cash and cash equivalents, end of period	$158,188	$216,749

See Note 16 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Investments in real estate properties	$26,461,066	$24,787,537
Less accumulated depreciation	2,389,214	2,157,907

Net investments in real estate properties	24,071,852	22,629,630
Investments in and advances to unconsolidated entities	2,242,075	2,857,755
Notes receivable backed by real estate	243,979	322,834
Assets held for sale	376,642	444,850

Net investments in real estate	26,934,548	26,255,069

Cash and cash equivalents	158,188	176,072
Restricted cash	172,515	71,992
Accounts receivable	181,855	147,999
Other assets	1,129,316	1,072,780

Total assets	$28,576,422	$27,723,912

LIABILITIES AND CAPITAL
Liabilities:
Debt	$12,578,060	$11,382,408
Accounts payable and accrued expenses	625,873	639,490
Other liabilities	1,163,651	1,225,548
Liabilities related to assets held for sale	34,317	20,992

Total liabilities	14,401,901	13,268,438

Capital:
Partners’ capital:
General partner - preferred	582,200	582,200
General partner - common	12,899,549	13,079,439
Limited partners	53,141	58,613

Total partners’ capital	13,534,890	13,720,252
Noncontrolling interests	639,631	735,222

Total capital	14,174,521	14,455,474

Total liabilities and capital	$28,576,422	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$382,293	$341,118	$1,124,653	$707,744
Rental recoveries	97,081	89,165	285,469	185,734
Private capital revenue	31,714	34,578	95,064	97,389
Development management and other income	1,017	4,276	5,859	17,515

Total revenues	512,105	469,137	1,511,045	1,008,382

Expenses:
Rental expenses	130,820	119,949	382,679	254,078
Private capital expenses	15,730	17,080	47,686	39,228
General and administrative expenses	55,886	53,341	167,460	144,364
Merger, acquisition and other integration expenses	20,659	12,683	52,573	121,723
Impairment of real estate properties	9,778	—	12,963	—
Depreciation and amortization	194,622	182,774	560,563	377,193
Other expenses	5,580	3,971	17,142	14,242

Total expenses	433,075	389,798	1,241,066	950,828

Operating income	79,030	79,339	269,979	57,554

Other income (expense):
Earnings from unconsolidated entities, net	2,563	30,975	20,447	56,015
Interest expense	(123,161)	(135,863)	(384,489)	(339,306)
Impairment of other assets	—	—	(16,135)	(103,823)
Interest and other income, net	8,758	4,643	19,771	7,341
Gain on acquisitions and dispositions of investments in real estate, net	12,677	8,396	280,968	114,650
Foreign currency and derivative gains (losses), net	(5,908)	52,525	(19,930)	43,643
Gain (loss) on early extinguishment of debt, net	—	(298)	4,919	(298)

Total other income (expense)	(105,071)	(39,622)	(94,449)	(221,778)

Earnings (loss) before income taxes	(26,041)	39,717	175,530	(164,224)
Current income tax expense (benefit)	(18,099)	(4,611)	10,969	7,205
Deferred income tax expense (benefit)	(1,884)	1,773	(10,753)	2,755

Total income tax expense (benefit)	(19,983)	(2,838)	216	9,960

Earnings (loss) from continuing operations	(6,058)	42,555	175,314	(174,184)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	4,618	11,903	19,889	34,716
Net gain (loss) on dispositions, including related impairment charges and taxes	(31,458)	11,410	(10,335)	21,545

Total discontinued operations	(26,840)	23,313	9,554	56,261

Consolidated net earnings (loss)	(32,898)	65,868	184,868	(117,923)
Net earnings attributable to noncontrolling interests	(3,475)	(553)	(5,444)	(838)

Net earnings (loss) attributable to controlling interests	(36,373)	65,315	179,424	(118,761)
Less preferred unit dividends	10,305	10,409	30,921	24,420

Net earnings (loss) available for common unitholders	$(46,678)	$54,906	$148,503	$(143,181)

Weighted average common units outstanding - Basic	461,979	460,315	461,693	341,828

Weighted average common units outstanding - Diluted	461,979	462,408	464,938	341,828

Net earnings (loss) per unit available for common unitholders - Basic:
Continuing operations	$(0.04)	$0.07	$0.30	$(0.58)
Discontinued operations	(0.06)	0.05	0.02	0.16

Net earnings (loss) per unit available for common unitholders - Basic	$(0.10)	$0.12	$0.32	$(0.42)

Net earnings (loss) per unit available for common unitholders - Diluted:
Continuing operations	$(0.04)	$0.07	$0.30	$(0.58)
Discontinued operations	(0.06)	0.05	0.02	0.16

Net earnings (loss) per unit available for common unitholders - Diluted	$(0.10)	$0.12	$0.32	$(0.42)

Distributions per common unit	$0.28	$0.28	$0.84	$0.78

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated net earnings (loss)	$(32,898)	$65,868	$184,868	$(117,923)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	175,832	(304,313)	7,148	(90,035)
Unrealized loss and amortization on derivative contracts, net	(5,067)	(22,913)	(365)	(8,277)

Comprehensive income (loss)	137,867	(261,358)	191,651	(216,235)
Net earnings attributable to noncontrolling interests	(3,475)	(553)	(5,444)	(838)
Other comprehensive loss (income) attributable to noncontrolling interests	(1,356)	(684)	10,510	(1,074)

Comprehensive income (loss) available for common unitholders	$133,036	$(262,595)	$196,717	$(218,147)

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Nine Months Ended September 30, 2012

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non-
	Preferred		Common		Common		controlling
	Units	Amount	Units	Amount	Units	Amount	Interests	Total
Balance as of January 1, 2012	21,300	$582,200	459,401	$13,079,439	2,059	$58,613	$735,222	$14,455,474
Consolidated net earnings	—	—	—	178,688	—	736	5,444	184,868
Adjustment to the Merger purchase price allocation	—	—	—	—	—	—	10,163	10,163
Effect of REIT’s common stock plans	—	—	1,496	56,306	—	—	—	56,306
Capital contributions, net	—	—	—	—	—	—	41,781	41,781
Purchase of noncontrolling interests	—	—	—	(10,487)	—		(121,563)	(132,050)
Foreign currency translation gains (losses), net	—	—	—	17,585	—	73	(10,510)	7,148
Unrealized loss and amortization on derivative contracts, net	—	—	—	(364)	—	(1)	—	(365)
Distributions and allocations	—	—	—	(421,618)	(160)	(6,280)	(20,906)	(448,804)

Balance as of September 30, 2012	21,300	$582,200	460,897	$12,899,549	1,899	$53,141	$639,631	$14,174,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Consolidated net earnings (loss)	$184,868	$(117,923)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Straight-lined rents	(47,041)	(43,273)
REIT stock-based compensation awards, net	24,054	22,408
Depreciation and amortization	577,898	405,580
Earnings from unconsolidated entities, net	(20,447)	(56,015)
Distributions and changes in operating receivables from our unconsolidated entities	30,321	36,542
Amortization of debt and lease intangibles	17,360	35,892
Non-cash Merger, acquisition and other integration expenses	14,508	17,823
Impairment of real estate properties and other assets	29,098	103,823
Net (gain) loss on dispositions, net of related impairment charges, included in discontinued operations	10,335	(23,461)
Gains recognized on acquisitions and dispositions of investments in real estate, net	(280,968)	(114,650)
Loss (gain) on early extinguishment of debt, net	(4,919)	298
Unrealized foreign currency and derivative losses (gains), net	15,558	(45,036)
Deferred income tax expense (benefit)	(10,753)	2,755
Increase in restricted cash, accounts receivable and other assets	(186,450)	(36,999)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	19,926	(82,817)

Net cash provided by operating activities	373,348	104,947

Investing activities:
Real estate development activity	(592,533)	(645,903)
Real estate acquisitions	(173,492)	(136,603)
Tenant improvements and lease commissions on previously leased space	(91,920)	(55,726)
Non-development capital expenditures	(48,438)	(37,425)
Investments in and advances to unconsolidated entities, net	(70,207)	(9,671)
Return of investment from unconsolidated entities	237,784	114,375
Proceeds from dispositions of real estate properties	1,008,257	812,186
Proceeds from repayment of notes receivable	—	6,450
Investments in notes receivable backed by real estate and advances on other notes receivable	—	(55,000)
Cash acquired in connection with the Merger	—	234,045
Acquisition of PEPR, net of cash received	—	(1,025,251)
Acquisition of NAIF II, net of cash received	(317,328)	—

Net cash used in investing activities	(47,877)	(798,523)

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	29,442	1,156,493
Distributions paid on common partnership units	(396,408)	(257,760)
Distributions paid on preferred units	(37,269)	(23,013)
Noncontrolling interest contributions	41,781	—
Noncontrolling interest distributions	(20,906)	(11,130)
Purchase of noncontrolling interest	(132,050)	—
Debt and equity issuance costs paid	(10,745)	(72,590)
Proceeds from credit facilities, net	270,878	377,779
Repurchase of debt	(1,314,387)	(243,316)
Proceeds from issuance of debt	1,389,984	885,820
Payments on debt	(166,198)	(938,264)

Net cash provided by (used in) financing activities	(345,878)	874,019

Effect of foreign currency exchange rate changes on cash	2,523	(1,328)
Net increase (decrease) in cash and cash equivalents	(17,884)	179,115
Cash and cash equivalents, beginning of period	176,072	37,634

Cash and cash equivalents, end of period	$158,188	$216,749

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

As of September 30, 2012, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.41% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

In May 2011, the FASB issued an accounting standard update to amend the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. We adopted this standard as of January 1, 2012. See Note 14 for additional disclosures.

2.	Business Combinations

Merger of AMB and ProLogis

As discussed in Note 1, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders held the largest portion of the voting rights in the merged entity and ProLogis appointees represented the majority of the Board of Directors. In our Consolidated Financial Statements, the period ended September 30, 2011 includes the historical results of ProLogis for the entire period, and the results of the merged company are included subsequent to the Merger.

The purchase price allocation reflects aggregate consideration of approximately $5.9 billion. The allocation of the purchase price required a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired.

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

We have allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion ($1.6 billion). The allocation of the purchase price required a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired.

For additional information related to PEPR, see Note 10.

Pro forma Information

The following unaudited pro forma financial information presents our results as though the Merger and the PEPR Acquisition, as well as the equity offering in June 2011 that was used, in part, to repay the loans used to fund the PEPR Acquisition, had been consummated as of January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that have resulted or could result from the Merger and also does not include any merger and integration expenses. The results for the nine months ended September 30, 2011 include approximately four months of actual results for both the Merger and PEPR Acquisition, and pro forma adjustments for five months. Actual results in 2011 include rental income and rental expenses of the properties acquired through the Merger and PEPR Acquisition of $325.3 million and $86.7 million, respectively, of which $23.3 million of rental income and $4.0 million of rental expenses are included in discontinued operations.

Nine Months Ended
September 30,
(amounts in thousands, except per share amounts)	2011
Total revenues	$1,497,447
Net loss available for common stockholders	$(44,301)
Net loss per share available for common stockholders - basic	$(0.10)
Net loss per share available for common stockholders - diluted	$(0.10)

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Acquisitions of Unconsolidated Co-Investment Ventures

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture Prologis North American Industrial Fund II (“NAIF II”) and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired is approximately $1.6 billion in real estate assets, $27.3 million of net other assets, and $875.4 million in debt. We have not recorded a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

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

We refer to these two transactions collectively as “Q1 Venture Acquisitions”. Our results for 2012 include rental income and rental expenses of the properties acquired in the Q1 Venture Acquisitions of $124.0 million and $30.3 million, respectively, of which $1.7 million of rental income and $0.2 million of rental expenses are included in discontinued operations.

3.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Industrial operating properties (1):
Improved land	$5,501,866	$4,813,145
Buildings and improvements	17,802,380	16,739,403
Development portfolio, including cost of land (2)	774,821	860,531
Land (3)	1,924,626	1,984,233
Other real estate investments (4)	457,373	390,225

Total investments in real estate properties	26,461,066	24,787,537
Less accumulated depreciation	2,389,214	2,157,907

Net investments in properties	$24,071,852	$22,629,630

(1)	At September 30, 2012 and December 31, 2011, we had 1,898 and 1,797 industrial properties consisting of 320.3 million square feet and 291.1 million square feet, respectively. Included at September 30, 2012 were 177 properties totaling $2.0 billion that were acquired in connection with the Q1 Venture Acquisitions.
(2)	At September 30, 2012, the development portfolio consisted of 35 properties aggregating 13.0 million square feet. At December 31, 2011, we had 30 properties aggregating 9.5 million square feet in the development portfolio. Our total expected investment upon completion of the properties currently in the development portfolio at September 30, 2012 was $1.3 billion, including land, development and leasing costs.
(3)	Land consisted of 10,208 acres and 10,723 acres at September 30, 2012 and December 31, 2011, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.

In March 2012, we recorded an impairment charge of $16.1 million related to the land received in 2011 in exchange for a note receivable. This impairment was recorded in Impairment of Other Assets in our Consolidated Financial Statements. During the nine months ended September 30, 2012, we recorded impairment charges of $9.8 million related to certain land parcels for which our intent is to sell and therefore, we wrote down to estimated fair value. The impairment was recorded in Impairment of Real Estate Properties in our Consolidated Financial Statements.

(4)	Included in other investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs related to future development projects, including purchase options on land; (vi) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; and (vii) earnest money deposits associated with potential acquisitions.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

At September 30, 2012, excluding our assets held for sale, we owned real estate assets on a consolidated basis in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

During the nine months ended September 30, 2012, we acquired ten operating buildings aggregating 1.3 million square feet for $60.4 million and 350 acres of land for a total of $112.2 million.

During 2012, we contributed one property aggregating 0.1 million square feet to Europe Logistics Venture I and one property aggregating 0.1 million square feet to Prologis European Properties Fund II.

See Note 6 for further discussion of properties classified as held for sale and properties we sold to third parties that are reported in discontinued operations.

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

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	September 30,	December 31,
	2012	2011
Unconsolidated co-investment ventures	$1,965,734	$2,471,179
Other joint ventures	276,341	386,576

Totals	$2,242,075	$2,857,755

Unconsolidated Co-Investment Ventures

As of September 30, 2012, we had investments in and managed 12 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Private capital revenue includes revenues we earn for the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote payments based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within the co-investment venture and those fees are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

Summarized information regarding our investments in the co-investment ventures is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings (loss) from unconsolidated co-investment ventures:
Americas (1)	$(3,912)	$18,931	$(8,378)	$23,557
Europe	5,858	8,706	21,027	23,478
Asia	432	218	2,640	1,387

Total earnings from unconsolidated co-investment ventures, net	$2,378	$27,855	$15,289	$48,422

Private capital revenue and other income:
Americas	$16,937	$19,291	$50,541	$45,405
Europe	9,546	8,612	28,008	35,743
Asia	5,131	4,808	14,973	7,344

Total private capital revenue	31,614	32,711	93,522	88,492
Development management and other income	106	—	184	5,943

Total	$31,720	$32,711	$93,706	$94,435

(1)	During the three and nine months ended September 30, 2012, we recorded losses of $1.3 million and $2.1 million representing our share of the disposal of the remaining properties in one of our ventures. Also included in the nine months ended September 30, 2012, is a $5.0 million loss representing our share of a loss from the early extinguishment of debt in Prologis North American Industrial Fund III (“Prologis NAIII”). During the three and nine months ended September 30, 2011, we recorded a gain of $13.9 million for our share of the gain on disposal of 13 properties in one of our ventures.

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

Private capital revenue included fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated entities and third parties of $0.1 million and $1.6 million during the three and nine months ended September 30, 2012, respectively and $1.9 million and $8.9 million during the three and nine months ended September 30, 2011, respectively.

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Unconsolidated co-investment ventures by region	2012	2011	2012	2011
Americas	23.9%	28.2%	$1,119,855	$1,596,295
Europe	30.0%	29.9%	648,397	662,010
Asia	19.3%	19.4%	197,482	212,874

Totals	25.5%	27.9%	$1,965,734	$2,471,179

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share) and our investment in such ventures is presented below (dollars in millions):

2012	Americas	Europe	Asia	Total
For the three months ended September 30, 2012 (1):
Revenues	$184.8	$115.5	$36.0	$336.3
Net earnings (loss)	$(16.7)	$13.8	$4.2	$1.3
For the nine months ended September 30, 2012 (1):
Revenues	$581.0	$361.4	$105.8	$1,048.2
Net earnings (loss) (2)	$(54.8)	$61.8	$8.9	$15.9
As of September 30, 2012:
Total assets	$9,285.7	$6,254.8	$2,097.7	$17,638.2
Amounts due to us (3)	$23.4	$4.5	$8.0	$35.9
Third party debt (4)	$3,891.4	$2,286.6	$1,060.8	$7,238.8
Total liabilities	$4,212.6	$2,815.2	$1,161.7	$8,189.5
Noncontrolling interest	$1.6	$6.8	$—	$8.4
Venture partners’ equity	$5,071.5	$3,432.8	$936.0	$9,440.3
Our weighted average ownership (5)	23.9%	30.0%	19.3%	25.5%
Our investment balance (6)	$1,119.8	$648.4	$197.5	$1,965.7
Deferred gains, net of amortization (7)	$154.2	$180.8	$—	$335.0

2011	Americas	Europe	Asia	Total
For the three months ended September 30, 2011 (1):
Revenues	$256.5	$123.2	$38.2	$417.9
Net earnings (loss) (8)	$27.3	$26.3	$(3.5)	$50.1
For the nine months ended September 30, 2011 (1):
Revenues	$624.9	$482.9	$56.3	$1,164.1
Net earnings (loss) (8)	$(2.6)	$64.1	$1.1	$62.6
As of December 31, 2011:
Total assets	$12,236.0	$6,211.8	$2,245.1	$20,692.9
Amounts due to us (3)	$59.5	$8.1	$9.3	$76.9
Third party debt (4)	$5,952.8	$2,275.8	$1,061.4	$9,290.0
Total liabilities	$6,386.4	$2,758.9	$1,174.0	$10,319.3
Noncontrolling interest	$1.7	$6.2	$—	$7.9
Venture partners’ equity	$5,847.9	$3,446.7	$1,071.1	$10,365.7
Our weighted average ownership (5)	28.2%	29.9%	19.4%	27.9%
Our investment balance (6)	$1,596.3	$662.0	$212.9	$2,471.2
Deferred gains, net of amortization (7)	$227.6	$191.0	$0.1	$418.7

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(1)	During the first quarter of 2012, we began consolidating two of our co-investment ventures in the Americas whose results are included through the transaction date. During the nine months ended September 30, 2011, amounts include approximately five months of activity, respectively, for PEPR while accounted for on the equity method and approximately four months of activity from the investments acquired through the Merger. See Note 2 for more details of these transactions.
(2)	In 2012, one of our ventures in the Americas recorded a $10.7 million loss on the disposition of the remaining properties in this venture to third parties. During the second quarter of 2012, Prologis NAIII settled debt before maturity by transferring the secured properties to the lender in lieu of payment and triggered the write-off of the related derivative balance in other comprehensive income of $25.1 million (Prologis share was $5.0 million).
(3)	At December 31, 2011, we had notes receivable aggregating $41.2 million from Prologis NAIII ($21.4 million) and Prologis SGP Mexico ($19.8 million). In February 2012, Prologis NAIII restructured the loan payable to us and our partner into equity according to our ownership percentages. As of September 30, 2012, we have one note receivable from Prologis SGP Mexico of $19.7 million. The remaining amounts represent current balances from services provided by us to the co-investment ventures.
(4)	As discussed in Note 2, debt was reduced by $1.4 billion related to the consolidation of two unconsolidated co-investment ventures during the first quarter of 2012. As of September 30, 2012 and December 31, 2011, we guaranteed $28.4 million and $28.0 million, respectively, of the third party debt of certain unconsolidated ventures. As of December 31, 2011, we had pledged properties included in our Real Estate Operations segment with an undepreciated cost of approximately $277.0 million, to serve as additional collateral for the secured mortgage loan of NAIF II payable to an affiliate of our venture partner. In connection with the acquisition of our partner’s interest in February 2012, we repaid this loan, and these assets are no longer pledged.
(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next footnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.
(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.
(8)	Included in 2011 is a gain of $33.6 million (Prologis share $13.9 million) from the disposition of 13 properties by one of our ventures in the Americas.

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

The following table is a summary of remaining equity commitments as of September 30, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended (1)
Venture Partners	$82.5

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$72.5	February 2014
Venture Partner	$410.7

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total
Prologis	$168.1

Venture Partners	$993.4

(1)	We secured $265.5 million in commitments from third parties in 2012 in order to fund future acquisitions from us and third parties that meet the venture’s investment strategy, or to pay down existing debt. During the nine month ended September 30, 2012, the venture called capital of $183.0 million from these investors primarily to pay down existing debt.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(2)	These equity commitments will be called only if needed to pay outstanding debt of the venture. The relevant debt was due in the third quarter of 2012, which was automatically extended until the third quarter of 2013. There is also an option to extend until the third quarter of 2014.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During the third quarter of 2012, this venture called capital of €25.0 million ($32.2 million) of which €3.8 million ($4.8 million) represented our share, for the acquisition of one building from a third party. During the first quarter of 2012, this venture acquired two buildings from a third party with proceeds from commitments previously called and one building that was contributed by us with capital called during the quarter of €13.0 million ($17.2 million) of which €2.0 million ($2.6 million) represented our share.

Other Joint Ventures

Our investments in and advances to these entities are as follows (in thousands):

	September 30, 2012	December 31, 2011
Americas (1)	$194,014	$305,352
Europe	52,013	50,474
Asia	30,314	30,750

Total investments in and advances to other joint ventures	$276,341	$386,576

(1)	During the second quarter of 2012, we received $95.0 million, which represented a return of capital from one of our joint ventures that held a note receivable that was repaid in full during the quarter.

5.	Notes Receivable Backed by Real Estate

The activity on the notes receivable backed by real estate for the nine months ended September 30, 2012 is as follows (in thousands):

	$188 million Preferred Equity Interest	$55 million Preferred Equity Interest	NAIF II Secured Mortgage Receivable (1)	Total
Balance as of December 31, 2011	$188,000	$55,970	$78,864	$322,834
Elimination upon acquisition of NAIF II	—	—	(78,864)	(78,864)
Accrued interest/(interest payments received), net	9	—	—	9

Balance as of September 30, 2012	$188,009	$55,970	$—	$243,979

(1)	The balance as of December 31, 2011 represented a loan to NAIF II secured by 12 buildings. In February 2012, we purchased the remaining interest in NAIF II. As a result, we began consolidating this entity and eliminated this note receivable. See Note 2 for more detail on this transaction.

6.	Assets Held for Sale and Discontinued Operations

Held for Sale

As of September 30, 2012, we had land and 23 operating properties that met the criteria to be classified as held for sale. The amounts included in held for sale as of September 30, 2012 represent real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the nine months ended September 30, 2012, we disposed of land subject to ground leases and 113 operating properties aggregating 14.4 million square feet to third parties. During all of 2011, we disposed of land subject to ground leases and 94 operating properties aggregating 10.7 million square feet to third parties.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains or losses recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Rental income and recoveries	$11,267	$36,671	$50,830	$86,479
Rental expenses	(2,975)	(9,187)	(13,445)	(22,873)
Depreciation and amortization expense	(3,674)	(15,256)	(17,335)	(28,387)
Other expenses	—	(325)	(161)	(503)

Income attributable to disposed properties and assets held for sale	4,618	11,903	19,889	34,716
Net gain (loss) on dispositions, net of taxes	(4,049)	11,410	17,074	24,204
Impairment charges	(27,409)	—	(27,409)	(2,659)

Total discontinued operations	$(26,840)	$23,313	$9,554	$56,261

7.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following (dollars in thousands):

	September 30, 2012		December 31, 2011
	Weighted Average Interest Rate (1)	Amount Outstanding	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.40%	$1,209,467	2.17%	$936,796
Senior notes (2)	5.60%	5,230,412	6.30%	4,772,607
Exchangeable senior notes (3)	4.56%	881,682	4.82%	1,315,448
Secured mortgage debt (2)	4.00%	4,010,205	4.71%	1,699,363
Secured mortgage debt of consolidated entities (2)	4.40%	516,212	4.54%	1,495,047
Other debt of consolidated entities (2)	4.79%	67,936	5.30%	775,763
Other debt	1.75%	662,146	2.44%	387,384

Totals	4.32%	$12,578,060	5.12%	$11,382,408

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	As discussed in Note 10, during the third quarter of 2012 in connection with the liquidation of PEPR, we acquired the remaining interest in PEPR’s assets and liabilities. As such, $1,390.9 million was reclassified from debt of consolidated entities to $538.7 million of senior notes and $852.2 million of secured mortgage debt.
(3)	The weighted average coupon interest rate was 2.8% as of September 30, 2012 and 2.6% as of December 31, 2011.

Credit Facilities

We have a global senior credit facility (“Global Facility”), where funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis. The loans cannot exceed $1.71 billion (subject to currency fluctuations). We may increase the Global Facility to $2.71 billion, subject to currency fluctuations and obtaining additional lender commitments. The Global Facility is scheduled to mature on June 3, 2015, but the Operating Partnership may, at its option and subject to the satisfaction of certain conditions and payment of an extension fee, extend the maturity date to June 3, 2016. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

We also have a ¥36.5 billion (approximately $470 million at September 30, 2012) yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $728 million at September 30, 2012) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of September 30, 2012 were as follows (dollars in millions):

Aggregate lender - commitments	$2,178.6
Less:
Borrowings outstanding	1,209.3
Outstanding letters of credit	66.9

Current availability	$902.4

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Exchangeable Senior Notes

In connection with the Merger and exchange offer, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes now requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative contract. We have determined that the exchangeable notes issued in 2010 are the only exchangeable notes where the fair value of the derivative is not zero at September 30, 2012, therefore this modification in accounting for the exchangeable notes only affected these notes. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net. The fair value of the derivative associated with our exchangeable notes was a liability of $36.6 million and $17.5 million at September 30, 2012 and December 31, 2011, respectively. We have recognized an unrealized loss of $6.7 million and $19.1 million for the three and nine months ended September 30, 2012, respectively. We recognized an unrealized gain of $61.0 million and $51.3 million for the three and nine months ended September 30, 2011, respectively.

We redeemed $448.9 million of the exchangeable notes issued in 2007 in April 2012, which was when the holders had the right to require us to repurchase their notes for cash.

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2012, we issued ¥35.6 billion ($458.0 million as of September 30, 2012) of new TMK bonds with maturity dates ranging from March 2017 to May 2019 with interest rates ranging from 0.8% to 1.4%, and secured by eight properties with an undepreciated cost at September 30, 2012 of $819.4 million.

In addition, we amended our existing TMK bonds, increasing amounts outstanding by ¥12.4 billion ($160.3 million as of September 30, 2012). As a result, the range of maturities on these bonds changed from 2012 to 2014 to a range of December 2014 to April 2018, and the interest rates were reduced from a range of 1.8% to 3.95% to a range of 1.0% to 1.8%.

In the first quarter of 2012 in connection with the acquisition of NAIF II (see Note 2 for more details), we have assumed additional secured mortgage debt of $875.4 million, with maturity dates through December 2018. Subsequent to the acquisition, we have paid down a portion of outstanding debt and reduced the balance to $718.4 million, secured by 92 properties with an undepreciated cost of $1.1 billion at September 30, 2012.

In the first quarter of 2012 in connection with the acquisition of our share of Prologis California (see Note 2 for more details), we assumed additional secured mortgage debt of $150.0 million payable in 2014 and secured by 24 properties with an undepreciated cost of $320.7 million at September 30, 2012.

Secured Mortgage Debt of Consolidated Entities

On June 20, 2012, one of our consolidated co-investment ventures incurred $23.0 million of secured mortgage debt, including $13.0 million at 4.50% due December 2016 and $10.0 million at 4.78% due December 2018. This debt is secured by four real estate properties with an aggregate undepreciated cost of $40.3 million at September 30, 2012.

Other Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($633.2 million at September 30, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion at September 30, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We fully drew the senior term loan and used the proceeds to pay off two term loans assumed in connection with the Merger and the remainder to pay down borrowings on our Credit Facilities.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2012 and for each of the years in the ten-year period ending December 31, 2021 and thereafter are as follows (in millions):

	Prologis
	Unsecured				Secured		Consolidated	Total
	Senior	Exchangeable	Credit	Other	Mortgage		Entities’	Consolidated
Maturity	Debt	Notes	Facilities	Debt	Debt	Total	Debt	Debt
2012 (1) (2)	$—	$—	$—	$—	$9	$9	$34	$43
2013 (1) (2)	376	483	—	1	518	1,378	255	1,633
2014	903	—	465	645	1,137	3,150	62	3,212
2015	287	460	744	1	214	1,706	27	1,733
2016	640	—	—	1	316	957	123	1,080
2017	700	9	—	1	579	1,289	3	1,292
2018	900	—	—	1	330	1,231	73	1,304
2019	647	—	—	1	528	1,176	1	1,177
2020	690	—	—	1	10	701	1	702
2021	—	—	—	—	171	171	1	172
Thereafter	—	—	—	10	143	153	1	154

Subtotal	5,143	952	1,209	662	3,955	11,921	581	12,502
Unamortized (discounts) premiums, net	87	(70)	—	—	56	73	3	76

Total	$5,230	$882	$1,209	$662	$4,011	$11,994	$584	$12,578

(1)	We expect to repay the amounts maturing in 2012 and 2013 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties and with borrowings on our Credit Facilities. The maturities in 2012 and 2013 in our consolidated but not wholly owned subsidiaries principally include $206.7 million of secured mortgage debt, which we expect to extend, or pay, through the issuance of new debt, with proceeds from asset sales, available cash, or equity contributions to the funds by us and our venture partners.
(2)	The maturities in 2013 include the aggregate principal amounts of the exchangeable senior notes issued in 2007 and 2008, as this is when the holders first have the right to require us to repurchase their notes for cash.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of September 30, 2012 we were in compliance with all covenants.

8.	Other Liabilities:

Other liabilities consisted of the following, net of amortization, if applicable, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Income tax liabilities	$574,173	$634,790
Tenant security deposits	184,151	158,544
Unearned rents	112,317	115,093
Lease intangible assets	61,595	68,256
Deferred income	48,897	52,045
Environmental	32,352	40,206
Value added tax and other tax liabilities	18,780	42,895
Other	131,386	113,719

Totals	$1,163,651	$1,225,548

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

Preferred Stock of the REIT

We had the following preferred stock issued and outstanding (in thousands, except per share and par value data):

	September 30, 2012	December 31, 2011

Series L Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	$49,100	$49,100
Series M Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,300 shares	57,500	57,500
Series O Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 3,000 shares	75,300	75,300
Series P Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 2,000 shares	50,300	50,300
Series Q Preferred stock at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares	100,000	100,000
Series R Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000
Series S Preferred stock at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares	125,000	125,000

Total preferred stock	$582,200	$582,200

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

Operating Partnership

We report noncontrolling interests related to several entities we consolidate but do not own 100% of the common equity. These entities include three real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of our common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity.

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

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of September 30, 2012, the REIT owned approximately 99.59% of the common partnership units of the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interests		Consolidated Entity Total Investment In Real Estate		Consolidated Entity Debt
	2012	2011	2012	2011	2012	2011	2012	2011
Partnerships with exchangeable units (1)	various	various	$43,303	$11,173	$828,112	$827,263	$26,417	$26,417
Prologis Institutional Alliance Fund II (2)	28.2%	24.1%	291,271	324,721	600,439	624,318	196,291	220,625
PEPR (3)	100.0%	93.7%	—	106,759	—	4,047,329	—	1,699,587
Mexico Fondo Logistico (AFORES) (4)	20.0%	20.0%	144,916	118,580	371,820	312,914	215,356	177,000
Prologis AMS (5)	38.6%	38.5%	62,515	83,897	175,209	211,627	74,656	77,041
Other consolidated entities	various	various	97,626	90,092	569,296	620,052	71,428	70,140

Operating Partnership noncontrolling interests			639,631	735,222	2,544,876	6,643,503	584,148	2,270,810
Limited partners in the Operating Partnership (6)			53,141	58,613	—	—	—	—

REIT noncontrolling interests			$692,772	$793,835	$2,544,876	$6,643,503	$584,148	$2,270,810

(1)	At September 30, 2012 and December 31, 2011, there were 1,285,312 and 1,302,238 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. In the first quarter of 2012, 16,926 limited partnership units were exchanged for cash. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock. In 2012, we recorded an additional purchase accounting adjustment of $32.9 million associated with the Merger.
(2)	In the second quarter of 2012, we purchased an additional interest in the fund from one of our partners for $14.1 million increasing our ownership to 28.2%.
(3)	In June 2012, the unitholders of PEPR passed a resolution to wind-up the entity, pursuant to which we opted for in-kind distribution of assets with responsibility for all liabilities of PEPR. In September 2012, PEPR completed its delisting from two European stock exchanges, completed a distribution to the remaining common and preferred unitholders and have acquired the remaining assets and liabilities.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(4)	In the second quarter of 2012, we contributed four properties aggregating 0.8 million square feet to this entity for $40.6 million. As this entity is consolidated, we did not record a gain on this transaction and the noncontrolling interests increased $15.7 million, which is primarily due to our partners’ investment in cash.
(5)	In 2012, we recorded additional purchase accounting adjustments of $22.7 million associated with the Merger.
(6)	At September 30, 2012 and December 31, 2011, 1,898,699 and 2,058,730 units were associated with the common limited partners in the Operating Partnership and exchangeable into an equal number of shares of the REIT’s common stock. During the nine months ended September 30, 2012, 160,031 units were exchanged for cash in the amount of $5.6 million. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

11.	Long-Term Compensation

Under our incentive plans, we had stock options and full value awards (restricted stock, restricted share units (“RSUs”) and performance based shares (“PSAs”)) outstanding during 2012.

Summary of Activity

The activity for the nine months ended September 30, 2012, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2011	9,879,960	$34.93
Exercised	(1,258,490)	22.36
Forfeited	(302,186)	56.70

Balance at September 30, 2012	8,319,284	$36.04	7,733,065

The activity for the nine months ended September 30, 2012, with respect to our unvested restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	1,192,982
Granted	5,000
Vested	(507,465)
Forfeited	(2,865)

Balance at September 30, 2012	687,652	$34.03

The activity for the nine months ended September 30, 2012, with respect to our RSU and PSA awards, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at December 31, 2011	1,684,713
Granted	1,609,527
Distributed	(762,777)
Forfeited/Expired	(49,975)

Balance at September 30, 2012	2,481,488	$32.27	48,735

During the nine months ended September 30, 2012, we granted 1,570,498 RSUs, which, generally, will vest over three years. In addition, 39,029 PSAs were earned based on 2011 performance.

12.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger, we have incurred significant transaction, integration, and transitional costs. These costs include investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; non-capitalized system conversion costs; and other integration costs. These costs are expensed as incurred, which in some cases will be through the end of 2012. Certain of these costs were obligations of AMB and expensed prior to the closing of the Merger by AMB. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

costs associated with such facilities, which is included as a merger expense. In addition, we have included costs associated with the acquisition of a controlling interest in PEPR in 2011, the liquidation of PEPR in 2012, as well as some costs associated with restructuring the finance organization in Europe. The following is a breakdown of the Merger and Acquisition costs incurred (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Termination, severance and transitional employee costs	$14,757	$11,107	$34,294	$45,444
Professional fees	3,718	909	12,672	42,398
Office closure, travel and other costs	2,184	667	5,607	23,012
Write-off of deferred loan costs	—	—	—	10,869

Total	$20,659	$12,683	$52,573	$121,723

13.	Earnings (Loss) Per Common Share/Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REIT	2012(1)	2011	2012	2011(1)
Net earnings (loss) available for common stockholders	$(46,526)	$55,436	$147,767	$(142,651)
Noncontrolling interest attributable to exchangeable limited partnership units	—	(485)	935	—

Adjusted net earnings (loss) available for common stockholders	$(46,526)	$54,951	$148,702	$(142,651)

Weighted average common shares outstanding - Basic (2)	460,079	458,256	459,720	340,923
Incremental weighted average effect on exchange of limited partnership units	—	3,362	3,260	—
Incremental weighted average effect of share awards	—	790	1,958	—

Weighted average common shares outstanding - Diluted (3)(4)	460,079	462,408	464,938	340,923

Net earnings (loss) per share available for common stockholders - Basic and Diluted	$(0.10)	$0.12	$0.32	$(0.42)

Operating Partnership
Net earnings (loss) available for common unitholders	$(46,678)	$54,906	$148,503	$(143,181)
Noncontrolling interest attributable to exchangeable limited partnership units	—	45	187	—

Adjusted net earnings (loss) available for common unitholders	$(46,678)	$54,951	$148,690	$(143,181)

Weighted average common partnership units outstanding - Basic (2)	461,979	460,315	461,693	341,828
Incremental weighted average effect on exchange of limited partnership units	—	1,303	1,287	—
Incremental weighted average effect of share awards	—	790	1,958	—

Weighted average common partnership units outstanding - Diluted (3)(4)	461,979	462,408	464,938	341,828

Net earnings (loss) per unit available for common unitholders - Basic and Diluted	$(0.10)	$0.12	$0.32	$(0.42)

(1)	In periods with a net loss, the inclusion of any incremental shares/units is anti-dilutive and, therefore, both basic and diluted shares/units are the same.
(2)	The increase in shares/units from 2011 to 2012 is due to the Merger (see Note 2 for more details) and an equity offering in June 2011.
(3)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 9,633 and 9,909 for the three months ended September 30, 2012 and 2011, respectively, and 9,824 and 5,966 for the nine months ended September 30, 2012 and 2011, respectively.
(4)	The shares underlying the exchangeable debt have not been included because the impact would be anti-dilutive.

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

Our use of derivatives does involve the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. We have established strict counterparty credit guidelines that are continually monitored. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.

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

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings. For cash flow hedges, we reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings.

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we have entered into interest rate swap and cap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We also have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had 41 interest rate swap contracts, including 33 contracts denominated in euro, five contracts denominated in Japanese yen, two contracts denominated in British pound sterling and one contract denominated in U.S. dollar, outstanding at September 30, 2012.

We had $36.8 million and $28.5 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at September 30, 2012 and December 31, 2011, respectively.

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

The amounts reclassified from Accumulated Other Comprehensive Income to interest expense for the three and nine months ended September 30, 2012 were $5.8 million and $11.5 million, respectively. The amounts reclassified to interest expense for the three and nine months ended September 30, 2011 were not considered material. For the next twelve months from September 30, 2012, we estimate that an additional $19.2 million will be reclassified to interest expense. We recorded a loss due to ineffectiveness of $0.6 million and $3.1 million during the three and nine months ended September 30, 2012, respectively. We did not have ineffectiveness during the three and nine months ended September 30, 2011. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at September 30, 2012 and December 31, 2011 were losses of $52.1 million and $51.7 million, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the activity in our derivative instruments (in millions) for the nine months ended September 30:

	2012		2011
	Interest Rate Swaps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$1,496.5	$—	$268.1	$—
New contracts	444.2	—	—	—
Acquired contracts	71.0	—	1,337.3	25.7
Matured or expired contracts	(460.0)	—	(9.6)	—

Notional amounts at September 30	$1,551.7	$—	$1,595.8	$25.7

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

Fair Value Measurements on a Recurring and Non-recurring Basis

At September 30, 2012, other than the derivatives discussed above and in Note 7, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our Consolidated Financial Statements.

Non-financial assets measured at fair value on a non-recurring basis in our Consolidated Financial Statements consist of real estate assets, investments in and advances to unconsolidated entities, and other assets that were subject to impairment charges. We recognized certain impairment charges to reflect the investments at their fair value during the nine months ended September 30 (in thousands):

	2012		2011
	Fair Value (Level 3)	Impairment	Fair Value (Level 3)	Impairment
Included in Continuing Operations:
Operating properties	$9,442	$3,187	$—	$—
Land	10,820	9,776	—	—
Discontinued Operations - operating properties	259,825	27,409	72,425	2,659

Total real estate assets	$280,087	$40,372	$72,425	$2,659

Investments in unconsolidated entities	$—	$—	$31,518	$103,823
Other assets	17,667	16,135	—	—

Total other assets	$17,667	$16,135	$31,518	$103,823

Real Estate Assets

During the nine months ended September 30, 2012 and 2011, we recorded impairment charges when the carrying value exceeded the fair value related to real estate properties for which we changed our intent to sell and no longer hold for long-term investment. The fair value of these assets was primarily based upon letters of intent or purchase and sale agreements.

Other Assets

During the nine months ended September 30, 2011, we recorded impairment charges of $103.8 million related to two of our investments in unconsolidated entities, primarily Prologis North American Industrial Fund III. We determined the fair value of the underlying real estate assets using discounted cash flow models developed externally by a third party, which we corroborated through our discounted cash flow models.

During the nine months ended September 30, 2012, we recorded an impairment charge of $16.1 million related to the land received in 2011 in exchange for a note receivable.

Fair Value of Financial Instruments

At September 30, 2012 and December 31, 2011, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

At September 30, 2012 and December 31, 2011, the fair value of our senior notes and exchangeable senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques, such as a discounted cash flow analysis on the expected cash flows and a Black Scholes option pricing model (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2012 and December 31, 2011, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$1,209,467	$1,214,228	$936,796	$940,334
Senior notes	5,230,412	5,864,144	4,772,607	5,038,678
Exchangeable senior notes	881,682	1,005,123	1,315,448	1,431,805
Secured mortgage debt	4,010,205	4,155,838	1,699,363	1,832,931
Secured mortgage debt of consolidated entities	516,212	518,027	1,495,047	1,485,808
Other debt of consolidated entities	67,936	69,298	775,763	751,075
Other debt	662,146	665,115	387,384	389,804

Total debt	$12,578,060	$13,491,773	$11,382,408	$11,870,435

15.	Business Segments

Our current business strategy includes two operating segments: Real Estate Operations and Private Capital. We generate revenues, earnings, net operating income and cash flows through our segments, as follows:

•

Real Estate Operations – This represents the direct long-term ownership of industrial operating properties and is the primary source of our core revenue and earnings. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our real estate operations segment also includes development and re-development activities. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. We provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. Land held for development, properties currently under development and land we own and lease to customers under ground leases are also included in this segment.

We own real estate in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore)

•

Private Capital – This represents the long-term management of unconsolidated co-investment ventures and other joint ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended fund structures and joint ventures, while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

We report the costs associated with our private capital segment for all periods presented in the line item Private Capital Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the co-investment ventures provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our real estate operations segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the co-investment ventures for certain expenses associated with managing these property funds.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Real estate operations (1):
Americas	$315,958	$270,675	$919,748	$607,209
Europe	104,954	113,285	327,545	196,209
Asia	59,479	50,599	168,688	107,575

Total Real Estate Operations segment	480,391	434,559	1,415,981	910,993

Private capital (2):
Americas	16,934	20,960	51,758	53,657
Europe	9,537	8,690	28,000	35,992
Asia	5,243	4,928	15,306	7,740

Total Private Capital segment	31,714	34,578	95,064	97,389

Total revenues	$512,105	$469,137	$1,511,045	$1,008,382

Net operating income:
Real estate operations (3):
Americas	$218,188	$186,244	$637,931	$420,394
Europe	79,173	85,094	246,841	140,096
Asia	46,630	39,301	131,388	82,183

Total Real Estate Operations segment	343,991	310,639	1,016,160	642,673

Private capital (2)(4):
Americas	7,581	10,666	23,326	29,380
Europe	5,762	5,340	16,564	25,183
Asia	2,641	1,492	7,488	3,598

Total Private Capital segment	15,984	17,498	47,378	58,161

Total segment net operating income	359,975	328,137	1,063,538	700,834
Reconciling items:
General and administrative expenses	(55,886)	(53,341)	(167,460)	(144,364)
Merger, acquisition and other integration expenses	(20,659)	(12,683)	(52,573)	(121,723)
Impairment of real estate properties	(9,778)	—	(12,963)	—
Depreciation and amortization	(194,622)	(182,774)	(560,563)	(377,193)
Earnings from unconsolidated entities, net	2,563	30,975	20,447	56,015
Interest expense	(123,161)	(135,863)	(384,489)	(339,306)
Impairment of other assets	—	—	(16,135)	(103,823)
Interest and other income, net	8,758	4,643	19,771	7,341
Gain on acquisitions and dispositions of investments in real estate, net (5)	12,677	8,396	280,968	114,650
Foreign currency and derivative gains (losses), net	(5,908)	52,525	(19,930)	43,643
Gain (loss) on early extinguishment of debt, net	—	(298)	4,919	(298)

Total reconciling items	(386,016)	(288,420)	(888,008)	(865,058)

Earnings (loss) before income taxes	$(26,041)	$39,717	$175,530	$(164,224)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets:
Real estate operations:
Americas	$15,216,074	$13,305,147
Europe	6,258,089	6,823,814
Asia	3,794,011	3,502,033

Total Real Estate Operations segment	25,268,174	23,630,994

Private capital (6):
Americas	24,750	43,394
Europe	60,891	61,946
Asia	7,418	9,368

Total Private Capital segment	93,059	114,708

Total segment assets	25,361,233	23,745,702

Reconciling items:
Investments in and advances to unconsolidated entities	2,242,075	2,857,755
Notes receivable backed by real estate	243,979	322,834
Assets held for sale	376,642	444,850
Cash and cash equivalents	158,188	176,072
Other assets	194,305	176,699

Total reconciling items	3,215,189	3,978,210

Total assets	$28,576,422	$27,723,912

(1)	Includes rental income of our industrial properties and land subject to ground leases, as well as development management and other income.
(2)	Includes revenues earned from managing our unconsolidated entities and certain third parties.
(3)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.
(4)	Amounts are reduced by the direct costs we incur to manage the unconsolidated entities and certain third parties that are presented as Private Capital Expenses in our Consolidated Statements of Operations.
(5)	Included in 2012 is a $273.0 million gain on acquisition of Prologis California in February 2012. See Note 2 for further information on this transaction.
(6)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Private Capital segment.

16.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2012 and 2011 are as follows:

•	See Note 2 for information related to the Merger in 2011 and the Q1 Venture Acquisitions in 2012.

•

During the nine months ended September 30, 2012 and 2011, we capitalized portions of the total cost of our stock-based compensation awards of $6.3 million and $6.0 million, respectively, to the investment basis of our real estate or other assets.

•

During the nine months ended September 30, 2012 and 2011, we received $2.5 million and $1.2 million, respectively, of ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities.

•	In April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a joint venture that owned one property in Japan.

The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2012 and 2011 was $377.3 million and $304.6 million, respectively.

During the nine months ended September 30, 2012 and 2011, cash paid for income taxes, net of refunds, was $27.7 million and $42.7 million, respectively.

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

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc., was seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. In August 2012, the arbitrator issued a ruling denying the relief sought by Cisco, and therefore Prologis has no further obligation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of September 30, 2012, the related consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011, the related consolidated statement of equity for the nine-month period ended September 30, 2012, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

November 6, 2012

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of September 30, 2012, the related consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011, the related consolidated statement of capital for the nine-month period ended September 30, 2012, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

November 6, 2012

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2011 Annual Report on Form 10-K.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “designed to achieve,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Part II, Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to ProLogis and its consolidated subsidiaries prior to the Merger (defined below) and to Prologis, Inc. and its consolidated subsidiaries following the Merger.

Management’s Overview

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of September 30, 2012, on an owned and managed basis, we had properties and development projects totaling 565 million square feet (52.5 million square meters) in 21 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies, and other enterprises.

Of the 565 million square feet of our owned and managed portfolio as of September 30, 2012:

•	530 million square feet were in our operating portfolio with a gross book value of $41.1 billion that were 93.1% occupied;

•	16 million square feet were in our development portfolio with a total expected investment of $1.5 billion that were 46.7% leased;

•	19 million square feet consisted of properties in which we have an ownership interest but do not manage and other properties we own, including assets held for sale; and

•	the largest customer and 25 largest customers accounted for 2.2% and 18.1%, respectively, of our annualized base rent.

Prologis, Inc. (the “REIT”) is a self-administered and self-managed real estate investment trust, and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate the REIT and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to the REIT and its consolidated subsidiaries, including the Operating Partnership, collectively.

Our business strategy includes two operating segments: Real Estate Operations and Private Capital. We generate revenues, earnings, net operating income (calculated as rental income less rental expenses), funds from operations (as defined below) and cash flows through our segments primarily through three lines of business, as follows:

Real Estate Operations Segment

Rental Operations—This represents the primary source of our core revenue, earnings and funds from operations (or FFO as defined below). We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rental income by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to generate long-term internal growth in rents by increasing our occupancy rate and through rent increases on existing space and renewals on rollovers. We believe that our property management and leasing teams, regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies, allowing us to leverage our global platform and provide flexible solutions for our customers as well as for us.

Capital Deployment Activities—Our development and re-development activities support our rental operations and are, therefore, included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high-quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of properties. Depending on several factors, we may develop properties directly or in co-investment ventures for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. Currently, in the United States, Europe and Japan, we are developing directly while in emerging markets, such as Brazil, China and Mexico, we are developing with our private capital partners in a variety of co-investment ventures.

Private Capital Segment —We co-invest in properties with private capital investors through a variety of co-investment ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended fund structures and joint ventures, while providing complete portfolio management and financial reporting services. We generally own 15-50% in the ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures and by raising additional third-party capital in our existing ventures.

On June 3, 2011, we completed a merger (hereafter referred to as the “Merger”) in which ProLogis shareholders received 0.4464 of a share of AMB Property Corporation (“AMB”) common stock for each outstanding common share of beneficial interest in ProLogis . Following the Merger, AMB changed its name to Prologis, Inc. In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. In May 2011, we also acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR Acquisition”). As a result, our nine-month results for 2011 reflect approximately four months of impact of the Merger and the PEPR Acquisition. Therefore, period-to-period comparisons may not provide as meaningful information as if those transactions were reflected in both periods. See Note 2 to the Consolidated Financial Statements in Item 1 for more information relating to both the Merger and PEPR Acquisition.

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

Align our Portfolio with our Investment Strategy

We have categorized the portfolio into three main segments – global, regional and other markets. As of September 30, 2012, global markets represented approximately 83% of our overall owned and managed platform (based on our share of net operating income of the properties) and regional markets represented approximately 12% of our total owned and managed platform. We intend to hold only the highest quality class-A product in our regional markets. We also own a small number of assets in other markets, which account for approximately 5% of our owned and managed platform and that we plan to exit from in an orderly fashion in the next few years. By segmenting our markets in this manner, we were able to construct a strategy that includes culling the portfolio for buildings and potentially submarkets that are no longer a strategic fit. We expect to use the proceeds from dispositions to pay off debt that is collateralized by the disposed asset, if any, pay debt as it becomes due and to recycle capital into new development projects or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the real estate investment trust industry. We expect to lower our financial risk by reducing leverage with proceeds from contributions and asset sales, increasing the size of our unencumbered asset portfolio and maintaining staggered debt maturities, which will provide us with more financial flexibility and allow continued access to debt capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they become available. We will reduce our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, and we might also enter into derivative contracts to hedge our foreign denominated equity and swap U.S.-dollar-denominated debt into obligations denominated in foreign currencies. We expect to also lower our currency exposure by holding assets we own outside the United States primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures. In addition, we expect that new development projects, particularly in emerging markets such as Brazil, China and Mexico, will be done in conjunction with our private capital partners.

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

Improve the Utilization of Our Low-Yielding Assets

We plan to increase the value of our low-yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects and monetizing our land through development or sale to third parties.

Build the most effective and efficient organization in the real estate investment trust industry and become the employer of choice among top professionals interested in real estate as a career

We have identified more than $115 million of Merger cost synergies on an annualized basis, compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies include gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We believe the majority of these synergies have been realized and expect to recognize the full amount by the end of 2012, and we continue to look for additional savings opportunities. In addition, we are in the process of implementing a new enterprise wide system that will include a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse. In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality. As of January 1, 2012, we implemented two new compensation plans that we believe will better align employees’ compensation to our performance. We believe these efforts and others will help us with the attainment of this objective.

Summary of 2012

During the nine months ended September 30, 2012, we completed the following activities in support of our strategic priorities:

•

We purchased our partner’s interest in Prologis North America Fund II (“ NAIF II”) and dissolved Prologis California and divided the portfolio equally with our partner (collectively “Q1 Venture Acquisitions”). These two transactions increased our investment in real estate by $2.1 billion, and our debt by $1.4 billion. See Note 2 to our Consolidated Financial Statements in Item 1 for more details.

•	We concluded Prologis North American Fund XI by disposing of the remaining asset in the fund during the third quarter of 2012.

•

During the third quarter, PEPR completed its delisting from the European stock exchanges; as part of the liquidation of PEPR, we have acquired all of the assets and liabilities. We may continue to own these properties, contribute them to a new or existing co-investment venture or sell them to a third party.

•	In 2012, we issued secured property-level debt on assets in Japan (known as TMK bonds) or increased existing TMK bonds for a combined amount of ¥48.0 billion ($618.3 million as of September 30, 2012).

•

We generated aggregate proceeds of $1.1 billion from the disposition of land, land subject to ground leases and 113 properties to third parties and the contribution of two properties to two unconsolidated co-investment ventures and four properties to one consolidated co-investment venture. We used the proceeds to reduce our outstanding debt, repurchase PEPR units, acquire real estate properties and fund our development activities.

•

We began 23 development projects on an owned and managed basis aggregating 9.6 million square feet with a total expected investment of $825.6 million (our share was $745.7 million), including 13 projects (or 73% of the total expected investment) that were 100% leased prior to development.

•

We entered into a €487.5 million ($633.2 million as of September 30, 2012) multi-currency senior term loan agreement and used the proceeds to pay off two outstanding term loans with the remainder used to pay down our credit facilities.

As of September 30, 2012, our total owned and managed operating portfolio was 93.1% occupied and 93.6% leased as compared to 92.2% occupied and 92.5% leased at December 31, 2011 and 91.0% occupied and 91.6% leased at September 30, 2011.

Operational Outlook

Global trade volumes remain well above their pre-crisis peak, and while revised slightly down, the International Monetary Fund forecasts growth of over 3% for this year and 4.5% for 2013. Consumption in the United States is strong with retail sales coming in at over 5.4% year-over-year and online sales growing three times faster. The National Retail Federation forecasts a year-over-year increase of 4.1% for all holiday sales, which compares favorably to the ten-year average increase of 3.5%. Real inventories have also increased at an average annual rate of 2.5% for the first nine months of 2012. Inventories are the only major economic indicator of demand for industrial real estate that remains below peak, by about 3%. We think there is significant opportunity for growth in inventories as consumer confidence improves.

According to CBRE Econometric Advisors, net absorption of the U.S. industrial space measured 20 million square feet in the third quarter of 2012. The overall availability rate in the United States fell by 10 basis points during the third quarter to 13.1% and 20 basis points to 12.2% in the hub and gateway markets. While this is slightly below our forecast, it’s worth noting that new supply also came in below our forecast. Deliveries in the quarter represented a fraction of the obsolescence rate. The third quarter marks the ninth consecutive quarter of improving occupancy and indicates that despite the deceleration in third quarter net absorption, the market is firmly on track to tighten. We believe that pent-up demand could result in a robust net absorption in the fourth quarter.

Our occupancy in the Americas was up 110 basis points from June 30, 2012, with strong leasing activity across the majority of our markets, particularly in the San Francisco Bay Area, Eastern Pennsylvania, Dallas and Mexico City. Notably, we have seen a pick-up in demand in the border markets of Mexico for the first time in a few years. Growing demand and increases in occupancy are also having a positive impact on rents. Following three years of rent rolldowns, we appear to be at a positive inflection point and we expect rent change on rollovers to be positive for 2013.

Within Europe and Japan, we believe significant supply chain reconfiguration, obsolescence and growing customer preference to rent rather than own will continue to fuel additional demand for industrial space. Moreover, the undersupply of class-A distribution space in Japan has continued and will continue to create demand for more modern, earthquake-resistant product, especially following the devastating earthquake and tsunami that occurred in March 2011. Demand for logistics real estate in emerging markets where we have investments primarily through our co-investment ventures, such as Brazil, China, and Mexico, remains strong due to growing economies.

In our total owned and managed operating portfolio, we leased 104.8 million square feet of space during the nine months ended September 30, 2012. Including the properties that were part of the Merger, we leased 101.2 million square feet of space during the nine months ended September 30, 2011. The effective rental rates on leases signed during the third quarter of 2012 in our same store portfolio (as defined below) decreased by 1.8% when compared with the rental rates on the previous leases on that same space. The total owned and managed portfolio was 93.1% occupied at September 30, 2012, up from 92.2% at December 31, 2011. During the nine months ended September 30, 2012, we retained 82.9% of customers whose leases were expiring as compared to 73.0% during the first nine months of 2011.

Due to the lack of supply of class-A facilities, high space utilization rates and decreasing vacancy rates, we expect development volume to increase in our markets. Our development business consists of speculative development, build-to-suit development, value-added conversions and redevelopment. We expect to develop directly and within the co-investment structures depending on location, market conditions, submarkets or building sites and availability of capital. In response to this emerging demand, we are actively pursuing various development opportunities, and we have commenced development of 23 properties in our owned and managed portfolio during the first nine months of 2012.

Results of Operations

Nine Months Ended September 30, 2012 and 2011

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings (Loss) from Continuing Operations in our Consolidated Statements of Operations in Item 1 for the nine months ended September 30 (in thousands):

	2012	2011
Net operating income—Real Estate Operations segment	$1,016,160	$642,673
Net operating income—Private Capital segment	47,378	58,161
Other:
General and administrative expenses	(167,460)	(144,364)
Merger, acquisition and other integration expenses	(52,573)	(121,723)
Impairment of real estate properties and other assets	(29,098)	(103,823)
Depreciation and amortization	(560,563)	(377,193)
Earnings from unconsolidated entities, net	20,447	56,015
Interest expense	(384,489)	(339,306)
Interest and other income, net	19,771	7,341
Gains on acquisitions and dispositions of investments in real estate, net	280,968	114,650
Foreign currency and derivative gains (losses), net	(19,930)	43,643
Gain (loss) on early extinguishment of debt, net	4,919	(298)
Income tax expense	(216)	(9,960)

Earnings (loss) from continuing operations	$175,314	$(174,184)

See Note 15 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to Earnings (Loss) Before Income Taxes.

Real Estate Operations Segment

The net operating income of the Real Estate Operations segment consisted of rental income and rental expenses from industrial properties that we own and consolidate and is impacted by our capital deployment activities. The size and percentage of occupancy of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition costs and land holding costs. The net operating income from the Real Estate Operations segment for the nine months ended September 30, excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2012	2011
Rental and other income	$1,415,981	$910,993
Rental and other expenses	399,821	268,320

Total net operating income—Real Estate Operations segment	$1,016,160	$642,673

The increase in rental income and rental expense in 2012 from 2011 was due primarily to the impact of the Merger and the PEPR Acquisition in the second quarter of 2011, the Q1 Venture Acquisitions in 2012 and increased occupancy in our consolidated operating properties (from 89.4% at September 30, 2011 to 93.0% at September 30, 2012), including the completion and stabilization of new development properties. The results for 2012 included rental income and expenses from properties acquired through the Merger, PEPR Acquisition and Q1 Venture Acquisitions of $760.0 million and $198.7 million, respectively, while 2011 included approximately four months of rental income and expense of properties acquired through the Merger and PEPR Acquisition of $302.0 million and $82.7 million, respectively.

In our consolidated portfolio, we leased 62.7 million square feet for the nine months ended September 30, 2012 compared to 38.6 million square feet for the nine months ended September 30, 2011. In our total owned and managed portfolio, we calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our same store portfolio (as defined below). During the first, second and third quarters of 2012, the percentage decrease was 1.1%, 3.9% and 1.8%, respectively, compared to a decrease of 8.9%, 6.1% and 8.6% during the first, second and third quarters of 2011, respectively. A decline in rental rates is due to: (i) leases turning that were put in place when market rents were at or near peak and (ii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, which are included in both rental income and expenses, were 74.6% and 73.1% of rental expenses for the nine months ended September 30, 2012 and 2011, respectively.

Our consolidated operating properties were as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
September 30, 2012 (1)	1,898	320,341	93.0%
December 31, 2011 (2)	1,797	291,051	91.4%
September 30, 2011	1,895	302,474	89.4%

(1)	The increase in properties from December 31, 2011 to September 30, 2012 is principally related to the Q1 Venture Acquisitions, as discussed above.
(2)	The decrease in properties from September 30, 2011 to December 31, 2011 is principally related to third party building dispositions and contributions to unconsolidated co-investment ventures.

Private Capital Segment

The net operating income of the Private Capital segment consisted of fees and incentives earned for services performed for our unconsolidated co-investment ventures and certain joint ventures and third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Private Capital segment totaled $47.7 million and $39.2 million for the nine months ended September 30, 2012 and 2011, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations in Item 1. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Private Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase in Private Capital Expenses in 2012 is due to the increased private capital platform and infrastructure that was part of the Merger, offset partially with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR and the Q1 Venture Acquisitions.

The net operating income from the Private Capital segment, representing fees earned reduced by private capital expenses, for the nine months ended September 30 was as follows (in thousands):

	2012	2011
Americas (1)	$23,326	$29,380
Europe (2)	16,564	25,183
Asia (3)	7,488	3,598

Total net operating income - Private Capital segment	$47,378	$58,161

(1)	We had seven unconsolidated operating co-investment ventures as of January 1, 2011. In connection with the Merger, we added three co-investment ventures. In 2012, we dissolved one co-investment venture and acquired 50% of the related portfolio, purchased our partner’s interest in another and sold all remaining properties in another, leaving seven unconsolidated operating co-investment ventures remaining at September 30, 2012.
(2)	Represents the fees earned by us from three and four unconsolidated co-investment ventures for the nine months ended September 30, 2012 and 2011, respectively. The reduction in fees is due to the consolidation of PEPR in May 2011, which is offset partially by the two ventures added through the Merger.

(3)	Represents the fees earned by us from our investments in two and three unconsolidated co-investment ventures for the nine months ended September 30, 2012 and 2011, respectively. We sold our investment in a Korea co-investment venture during the third quarter 2011. With the Merger, we acquired an investment in an unconsolidated co-investment venture in each of Japan and China.

See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the nine months ended September 30 consisted of the following (in thousands):

	2012	2011
Gross G&A expenses	$287,967	$243,373
Reported as rental expenses	(26,438)	(17,257)
Reported as private capital expenses	(47,686)	(39,228)
Capitalized G&A expenses	(46,383)	(42,524)

Net G&A	$167,460	$144,364

The increase in G&A expenses and the various components was due principally to the larger infrastructure associated with the combined company following the Merger and the PEPR Acquisition. The increase in capitalized G&A is due to our increased development and leasing activities since the Merger.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other general and administrative costs. The capitalized G&A costs for the nine months ended September 30, was as follows (in thousands):

	2012	2011
Development activities	$28,390	$25,532
Leasing activities	17,829	15,503
Costs related to internally developed software	164	1,489

Total capitalized G&A expenses	$46,383	$42,524

For the nine months ended September 30, 2012 and 2011, the capitalized salaries and related costs represented 23.5% and 21.8%, respectively, of our total capitalizable salaries and related costs. In addition, in 2012, we capitalized $0.9 million of salaries and related costs related to internally developed software that were included as Merger, Acquisition and Other Integration Expenses. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses.

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

	2012	2011
Termination, severance and transitional employee costs	$34,294	$45,444
Professional fees	12,672	42,398
Office closure, travel and other costs	5,607	23,012
Write-off of deferred loan costs	—	10,869

Total	$52,573	$121,723

The costs incurred during 2011 principally include transaction and transitional costs directly related to the Merger and PEPR Acquisition. The costs in 2012 were related principally to severance in connection with the Merger; our system implementation, as portions of the project move into the phase when the costs are expensed (i.e., training and data conversion); additional costs due to the liquidation of PEPR and severance and related costs due to announced organizational changes in Europe to gain efficiencies. We expect to incur similar costs for the remainder of 2012.

Impairment of Real Estate Properties and Other Assets

During the nine months ended September 30, 2012, we recorded impairment charges of $29.1 million; $13.0 million related to real estate properties in Europe and Japan and $16.1 million related to land received in 2011 in exchange for a note receivable. During the nine months ended September 30, 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated co-investment ventures; one investment was in the United States where our carrying value exceeded the fair value and was deemed to be other than temporary, and the other was in South Korea which was sold to our venture partner in July 2011.

Depreciation and Amortization

Depreciation and amortization expenses were $560.6 million and $377.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increase is due to additional depreciation and amortization expenses associated with the assets (including intangible assets) acquired in the second quarter of 2011 relating to the Merger and PEPR Acquisition along with the Q1 Venture Acquisitions in the first quarter of 2012, as well as completed and leased development properties and additional leasing in our operating properties.

Earnings from Unconsolidated Entities, Net

We recognized net earnings from unconsolidated entities of $20.4 million and $56.0 million for the nine months ended September 30, 2012 and 2011, respectively. These earnings relate to our investments in unconsolidated entities that are accounted for under the equity method. The earnings decreased in 2012 from 2011 due to the consolidation of PEPR, NAIF II and Prologis California, previously accounted for under the equity method. This decrease was partially offset by earnings from investments acquired through the Merger. In the second quarter of 2012, we recorded a loss of $5.0 million for our share of a loss on the early extinguishment of debt in Prologis North American Industrial Fund III. In the third quarter of 2011, we recognized a gain of $13.9 million representing our share of the gain on the disposal of 13 properties in another co-investment venture in the Americas. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollar, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See discussion of our portfolio results in the section, “Portfolio Information”. See also Note 4 to our Consolidated Financial Statements in Item I for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations for the nine months ended September 30 included the following components (in thousands):

	2012	2011
Gross interest expense	$437,925	$355,796
Amortization of discount (premium), net	(26,415)	5,910
Amortization of deferred loan costs	13,033	16,160

Interest expense before capitalization	424,543	377,866
Capitalized amounts	(40,054)	(38,560)

Net interest expense	$384,489	$339,306

Gross interest expense increased in 2012 from 2011 primarily due to higher debt levels as a result of the Merger, the PEPR Acquisition and the Q1 Venture Acquisitions in the first quarter of 2012, partially offset by lower effective borrowing costs.

Our weighted average effective borrowing costs (including amortization of deferred loan costs) was 4.6% and 5.6% for the nine months ended September 30, 2012 and 2011, respectively. Our future interest expense, both gross interest and the portion capitalized, will vary depending on, among other things, the level of our development activities. As a result of the Merger and PEPR Acquisition, we increased our debt from $6.4 billion at March 31, 2011 to $12.1 billion at June 30, 2011, which was reduced by $1.1 billion with proceeds from a June 2011 equity issuance. During the remainder of the year, we reduced our debt to $11.4 billion at December 31, 2011. Our debt increased to $12.6 billion as of September 30, 2012, principally from the Q1 Venture Acquisitions ($1.4 billion), partially offset by repayments with proceeds from sales and contributions of properties. One of our strategic objectives is to reduce our debt with proceeds from property dispositions. See Notes 2 and 7 to our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Interest and Other Income, Net

During the nine months ended September 30, 2011, we recognized a $5.2 million charge related to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

We recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $281.0 million and $114.7 million during the nine months ended September 30, 2012 and 2011, respectively. Included in 2012 is a $273.0 million gain related to the Prologis California transaction in the first quarter, which represents the adjustment to fair value of our equity investments at the time we gained control and consolidated the entity.

Included in 2011 were gains we recognized in the second quarter related to the PEPR Acquisition ($85.9 million) and the acquisition of our partner’s interest in a joint venture in Japan ($13.5 million). These gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities.

See Note 2 to our Consolidated Financial Statements in Item 1 for more details on these transactions.

Foreign Currency and Derivative Gains (Losses), Net

In connection with the Merger and the exchange offer discussed in Note 7 to our Consolidated Financial Statements in Item 1, our convertible senior notes became exchangeable senior notes issued by the Operating Partnership that are exchangeable into common stock of the REIT. As a result, the accounting for the exchangeable senior notes changed, which required us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized an unrealized loss of $6.7 million and $19.1 million for the three and nine months ended September 30, 2012, respectively. We recognized an unrealized gain of $61.0 million and $51.3 million for the three and nine months ended September 30, 2011, respectively.

Gain (Loss) on Early Extinguishment of Debt, Net

During the nine months ended September 30, 2012, we extinguished some secured mortgage debt, unsecured credit facilities of PEPR and two term loans prior to maturity, which resulted in the recognition of $4.9 million in net gains, primarily in the first quarter. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees.

Income Tax Expense (Benefit)

During the nine months ended September 30, 2012 and 2011, our current income tax expense was $11.0 million and $7.2 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable real estate investment trust subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. During the third quarter of 2012, we recognized a current tax benefit of $18.1 million, which included benefits due to the statute of limitations expiring related to certain tax positions. During the third quarter of 2011, we recognized a current tax benefit of $4.6 million, which included similar but smaller credits.

During the nine months ended 2012 and 2011, we recognized a net deferred tax benefit of $10.8 million and deferred tax expense of $2.8 million, respectively. Deferred income tax is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. In 2012, the deferred tax benefit was primarily due to the reversal of deferred tax liabilities in connection with the disposition of properties as well as the period’s temporary differences. The deferred tax benefit related to dispositions are generally offset with the current income tax expense associated with these transactions.

Discontinued Operations

As of September 30, 2012, we had 23 operating properties that met the criteria to be recorded as held for sale and are included in discontinued operations. During the nine months ended September 30, 2012, we disposed of land subject to ground leases and 113 properties aggregating 14.4 million square feet to third parties that met the criteria for discontinued operations. During all of 2011, we disposed of land subject to ground leases and 94 properties aggregating 10.7 million square feet to third parties. The net gains or losses on disposition of these properties, net of related impairment charges and taxes, are reflected in discontinued operations during the period, along with the results of operations of these properties for all periods presented.

See Note 6 to our Consolidated Financial Statements in Item 1.

Other Comprehensive Income (Loss)—Foreign Currency Translation Gains (Losses), Net

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

During the nine months ended September 30, 2012 we recognized unrealized gains of $7.1 million and losses of $90.0 million, respectively, in Other Comprehensive Income (Loss) related to foreign currency translation of our foreign subsidiaries into U.S. dollar upon consolidation.

There was very little change in the euro, pound sterling and yen rates at September 30, 2012 compared to December 31, 2011. In the third quarter 2012, the euro, pound sterling and yen all strengthened against the U.S. dollar as of September 30, 2012 compared to June 30, 2012. The euro, pound sterling and yen rates increased to the U.S. dollar by 2.2%, 3.8% and 2.5% respectively, from June 30, 2012 to September 30, 2012.

The yen strengthened against the U.S. dollar and the euro and pound sterling remained relatively unchanged as of September 30, 2011 compared to December 31, 2010. The yen rates increased 5.8% from December 31, 2010 to September 30, 2011. The euro and pound sterling both weakened significantly against the U.S. dollar and were offset slightly due to the strengthening of the yen against the U.S. dollar as of September 30, 2011 compared to June 30, 2011. The euro and pound sterling rates decreased to the U.S. dollar by 5.5% and 2.7%, respectively, and the yen increased to the U.S. dollar by 4.6% from June 30, 2011 to September 30, 2011.

Three Months Ended September 30, 2012 and 2011

Our results for the three months ended September 30, 2012 and 2011 include a full quarter of results related to the Merger and PEPR Acquisition, while the results for the nine months ended September 30, 2011 include four months of results for the Merger and PEPR Acquisition. Except as separately discussed above, the changes in net earnings attributable to common shares and its components for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, are similar to the changes for the nine month periods ended on the same dates.

Portfolio Information

Our total owned and managed portfolio of properties includes operating industrial properties and does not include properties in our development portfolio, properties held for sale or non-industrial properties and was as follows (square feet in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,898	320,341	1,797	291,051	1,895	302,474
Unconsolidated	1,171	211,021	1,403	267,752	1,358	263,423

Totals	3,069	531,362	3,200	558,803	3,253	565,897

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated entities (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”), including those owned and managed by AMB prior to the Merger, in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2012, as those properties that were in operation at January 1, 2011, and have been in operation throughout the three-month periods in both 2012 and 2011. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollar, for both periods. The same store portfolio, for the three months ended September 30, 2012, included 514.0 million of aggregated square feet.

	For the Three Months Ended September 30,
	2012	2011	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statement of Operations	$382,293	$341,118
Rental recoveries per our Consolidated Statement of Operations	97,081	89,165
Adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(25,450)	(15,770)
Effect of changes in foreign currency exchange rates and other	(279)	(14,208)
Unconsolidated entities:
Rental income of properties managed by us and owned by our unconsolidated entities	$317,785	$353,883

Same store portfolio—rental income (2)(3)	771,430	754,188	2.29%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statement of Operations	$130,820	$119,949
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(5,739)	(2,390)
Effect of changes in foreign currency exchange rates and other	(235)	(1,911)
Unconsolidated entities:
Rental expenses of properties managed by us and owned by our unconsolidated entities	74,392	81,425

Same store portfolio—rental expenses (3)(4)	199,238	197,073	1.10%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statement of Operations	$348,554	$310,334
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio—properties developed and acquired during the period and land subject to ground leases	(19,711)	(13,380)
Effect of changes in foreign currency exchange rates and other	(44)	(12,297)
Unconsolidated entities:
Net operating income of properties managed by us and owned by our unconsolidated entities	243,393	272,458

Same store portfolio—net operating income (3)	572,192	557,115	2.71%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include activity from both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of the REIT and distributions to the limited partnership unitholders of the Operating Partnership, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments in the remainder of 2012 of $43 million and in 2013 of $1.6 billion;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	investments in current or future unconsolidated entities, as discussed below, primarily for the development and/or acquisition of properties depending on market and other conditions;

•	development of new properties for long-term investment;

•	capital expenditures and leasing costs on properties;

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

(a)	As of September 30, 2012, we had 35 properties in our development portfolio that were 53.1% leased with a current investment of $777.7 million and a total expected investment of $1.3 billion when completed and leased, leaving $509.3 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($158.2 million at September 30, 2012);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to current or future co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($902.4 million available as of September 30, 2012), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($633.2 million as of September 30, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion as of September 30, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We used the proceeds of the entire senior term loan to pay off the two term loans assumed in connection with the Merger and the remainder to pay down borrowings on our credit facilities.

In the first quarter of 2012 in connection with the Q1 Venture Acquisitions, we assumed additional debt of approximately $1.0 billion. See Note 2 to our Consolidated Financial Statements in Item 1 for more details on these transactions.

In 2012, we issued TMK bonds or increased existing TMK bonds for a combined amount of ¥48.0 billion ($618.3 million as of September 30, 2012).

In April 2012, we redeemed $448.9 million related to the exchangeable notes and repaid $58.9 million of senior unsecured notes at maturity, both of which were paid from our cash on hand and borrowings on our Credit Facilities.

As of September 30, 2012, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

See Note 7 to our Consolidated Financial Statements in Item 1 for further information on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe and Mexico to certain co-investment ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. Generally, the venture obtains financing for the properties and, therefore, the equity commitment is less than the acquisition price of the real estate. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period.

The following table is a summary of remaining equity commitments as of September 30, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)		Open-Ended (1)
Prologis	$—
Venture Partners	$82.5

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$72.5	February 2014
Venture Partner	$410.7

Prologis China Logistics Venture 1
Prologis	$71.0	March 2015
Venture Partner	$402.1

Total Unconsolidated
Prologis	$168.1
Venture Partner	$993.4

Prologis Brazil Fund
Prologis	$125.7	December 2013
Fund Partner	$125.7

Total Consolidated
Prologis	$125.7
Venture Partner	$125.7

Grand Total
Prologis	$293.8
Venture Partners	$1,119.1

(1)	We secured $265.5 million in commitments from third parties in 2012 in order to fund future acquisitions from us and third parties that meet the venture’s investment strategy, or to pay down existing debt. During the nine months ended September 30, 2012, the venture called capital of $183.0 million from these investors primarily to pay down existing debt.

(2)	These equity commitments will be called only if needed to pay outstanding debt of the venture. The relevant debt was due in the third quarter of 2012, which was automatically extended until the third quarter of 2013. There is also an option to extend until the third quarter of 2014.
(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During the third quarter of 2012, this venture called capital of €25.0 million ($32.2 million) of which €3.8 million ($4.8 million) represented our share, for the acquisition of one building from a third party. During the first quarter of 2012, this venture acquired two buildings from a third party with proceeds from commitments previously called and one building that was contributed by us with capital called during the quarter of €13.0 million ($17.2 million) of which €2.0 million ($2.6 million) represented our share.

For more information on our investments in unconsolidated co-investment ventures, see Note 4 to our Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the nine months ended September 30, 2012 and 2011, operating activities provided net cash of $373.3 million and $104.9 million, respectively. In the first nine months of 2012 and 2011, cash from operating activities was less than the cash distributions paid on common and preferred shares and distributions to noncontrolling interests by $75.6 million and $187.0 million, respectively. We used cash flows from operating activities and proceeds from the disposition of real estate properties ($1.0 billion in 2012 and $812.2 million in 2011) to fund dividends on common and preferred shares and distributions to noncontrolling interests. In 2011, cash provided by operating activities was lower largely due to Merger and integration cash expenses of $103.9 million.

Cash Investing and Cash Financing Activities

For the nine months ended September 30, 2012 and 2011, investing activities used net cash of $47.9 million and $798.5 million, respectively. The following are the significant activities for both periods presented:

•	We generated cash from contributions and dispositions of properties and land parcels of $1.0 billion and $812.2 million during 2012 and 2011, respectively. In 2012, we disposed of land, land subject to ground leases and 113 properties and contributed two industrial properties to unconsolidated ventures. In 2011, we disposed of land, land subject to ground leases and 61 properties that included the majority of our non-industrial assets and contributed six industrial properties to unconsolidated ventures. We have a stated objective to reduce debt that we expect to achieve in part with proceeds received from sales and contributions of properties and therefore expect this activity to continue.

•	In 2012 and 2011, we invested $592.5 million and $645.9 million, respectively, in real estate development and leasing costs for first generation leases. As discussed previously, we have 35 properties in the development portfolio at September 30, 2012 and we expect to continue to develop new properties as the opportunities arise.

•	We invested $140.4 million in our operating properties during 2012 and $93.2 million for the same period in 2011, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased. The increase is primarily a result of our larger portfolio from the Merger, PEPR Acquisition and Q1 Venture Acquisitions.

•	In 2012, we acquired land for a total of $107.9 million and ten properties and a ground lease with an aggregate purchase price of $65.6 million. In 2011, we acquired land for $75.6 million and four properties with an aggregate purchase price of $61.0 million.

•	In connection with the Merger in 2011, we acquired $234.0 million in cash.

•	During the second quarter 2011, we used $1.0 billion of cash to purchase units in PEPR. The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”), put in place for the acquisition, and borrowings under our other credit facilities that were subsequently paid from our equity offering (see below for more detail).

•	In 2012, we invested cash of $70.2 million in unconsolidated entities, most of which related to an increase in our unconsolidated joint ventures in Brazil. In 2011, we invested $9.7 million in unconsolidated investees, net of repayments of advances from investees.

•	In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million.

•	We received distributions from unconsolidated entities as a return of investment of $237.8 million and $114.4 million during 2012 and 2011, respectively. We received $95.0 million during the second quarter of 2012, which represented a return of capital, from one of our other joint ventures that held a note receivable that was repaid during the quarter.

•	In 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-industrial assets.

For the nine months ended September 30, 2012 and 2011, financing activities used net cash of $345.9 million and provided net cash of $874.0 million, respectively. The following are the significant activities for both periods presented:

•	In 2012, we incurred $1.4 billion in secured mortgage, senior term loan debt and secured mortgage and other debt of consolidated entities. We used the proceeds from the senior term loan to pay off the two outstanding term loans assumed in connection with the Merger and the remainder to pay down borrowings on our Credit Facilities. In 2011, we incurred $164.8 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility.

•	We received net proceeds on our Credit Facilities of $270.9 million and $377.8 million during 2012 and 2011, respectively. In 2011, in connection with the Merger, we repaid the outstanding balance under our existing global line of credit and entered into new Credit Facilities.

•	In 2012 and 2011, we repurchased and extinguished $1.3 billion and $243.3 million, respectively, of the original principal amount of our exchangeable senior notes, secured mortgage debt, senior term loans, and secured mortgage and other debt of consolidated entities.

•	We made net payments of $166.2 million and $226.5 million on regularly scheduled debt principal and maturity payments during 2012 and 2011, respectively. This includes the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011. In 2011, we also used $711.8 million in proceeds from our equity offering to repay the amounts borrowed under the PEPR Bridge Facility.

•	We paid distributions of $389.2 million and $257.2 million to our common stockholders during 2012 and 2011, respectively. We paid dividends on our preferred stock of $37.3 million and $23.0 million during 2012 and 2011, respectively.

•	We generated proceeds from the sale and issuance of common stock under our incentive stock plans of $29.4 million in 2012.

•	In June 2011, we completed an equity offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.1 billion. The proceeds were used to repay the PEPR Bridge Facility completely and the remainder was used to repay a portion of the borrowings outstanding under our Credit Facilities.

•	As part of the liquidation of PEPR, we made payments of $117.3 million in 2012 to purchase additional units of PEPR. Additionally, we purchased shares in Prologis Institutional Alliance Fund II for $14.1 million and limited partners in the Operating Partnership exchanged units for cash of $5.6 million.

•	In 2012, noncontrolling interest partners made contributions of $41.8 million and we distributed $22.5 million to noncontrolling interests. In 2011, we distributed $11.7 million to noncontrolling interests.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at September 30, 2012 of $2.0 billion. These unconsolidated ventures had total third party debt of $7.2 billion (in the aggregate, not our proportionate share) at September 30, 2012. This debt is either secured or collateralized by properties within the venture and is non-recourse to Prologis or the other investors and matures as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter	Discount/ Premium	Total (1)	Ownership %
Prologis North American Properties Fund I (2)	$107.4	$—	$—	$—	$—	$—	$—	$107.4	41.3%
Prologis North American Industrial Fund	—	80.0	—	108.7	444.0	559.5	—	1,192.2	23.1%
Prologis North American Industrial Fund III (3)	117.8	385.6	146.2	—	—	—	(1.0)	648.6	20.0%
Prologis Targeted U.S. Logistics Fund	3.8	188.9	102.4	180.7	208.6	815.4	13.1	1,512.9	25.0%
Prologis Mexico Industrial Fund	—	—	—	—	—	214.1	—	214.1	20.0%
Prologis SGP Mexico	0.9	62.5	3.9	4.1	144.8	—	—	216.2	21.6%
Prologis European Properties Fund II (4)	3.0	258.2	414.7	468.0	228.3	274.7	—	1,646.9	29.7%
Prologis Targeted Europe Logistics Fund	2.4	9.4	386.2	227.6	2.3	2.4	9.4	639.7	32.1%
Prologis Japan Fund 1	3.0	530.9	2.7	4.5	122.4	276.8	5.5	945.8	20.0%
Prologis China Logistics Venture 1	—	—	—	—	115.0	—	—	115.0	15.0%

Total unconsolidated co-investment ventures	$238.3	$1,515.5	$1,056.1	$993.6	$1,265.4	$2,142.9	$27.0	$7,238.8

(1)	As of September 30, 2012, we had guaranteed $28.4 million of the third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.
(2)	This fund expects to sell its properties in the fourth quarter of 2012 and use the proceeds to repay debt. We may buy some of the properties.

(3)	This fund is working with the lender to extend the maturity of this debt.
(4)

In July 2012, Prologis European Properties Fund II (“PEPF II”) entered into a new senior unsecured term loan and a new secured loan, pursuant to which it can obtain loans up to €194 million (approximately $252 million at September 30, 2012). The loans can be obtained in euro and pound sterling. As of September 30th, 2012 we had €172.5 million ($224.0 million) outstanding under this term loan. In October 2012, PEPF II issued $300 million of senior unsecured debt in a private placement in the U.S.

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

We paid a cash distribution of $0.28 per common share for the third quarter on September 28, 2012. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and real estate investment trust distribution requirements, and may be adjusted at the discretion of the Board during the year.

At September 30, 2012, we had seven series of preferred stock outstanding and all but one series are redeemable at our option. The annual dividend rates on preferred stock are 6.5% per Series L, 6.75% per Series M, 7.0% per Series O, 6.85% per Series P, 8.54% per Series Q, 6.75% per Series R and 6.75% per Series S. The Series Q, R and S were preferred shares of ProLogis prior to the Merger and dividends on those shares have been reflected in the Consolidated Financial Statements in Item 1 for both periods ended September 30, 2012 and 2011. The dividends on the Series L, M, O and P preferred stock have been included in the Consolidated Financial Statements since the Merger, and thus, the nine-months period ended September 30, 2011 includes approximately four months of dividends only. The dividends on preferred stock are payable quarterly in arrears.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	Real estate investment trusts were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a real estate investment trust’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions and impairment charges of land and development properties, as well as our proportionate share of the gains and losses from dispositions and impairment charges recognized by our unconsolidated entities, in NAREIT’s definition of FFO.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
FFO:
Reconciliation of net earnings (loss) to FFO measures:
Net earnings (loss) available for common stockholders	$(46,526)	$55,436	$147,767	$(142,651)

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	190,063	176,719	547,654	363,072
Impairment charges on certain real estate properties	21,660	—	21,660	—
Net loss (gain) on non-FFO dispositions and acquisitions	6,622	6,468	(165,238)	7,954
Reconciling items related to noncontrolling interests	(6,084)	(8,756)	(22,088)	(11,160)
Our share of reconciling items included in earnings from unconsolidated entities	35,309	31,393	104,291	103,730

Subtotal-NAREIT defined FFO	201,044	261,260	634,046	320,945

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	5,841	(53,688)	15,558	(45,036)
Deferred income tax expense (benefit)	(1,884)	1,773	(6,642)	2,755
Our share of reconciling items included in earnings from unconsolidated entities	890	(1,615)	(2,328)	(593)

FFO, as defined by Prologis	205,891	207,730	640,634	278,071

Impairment charges	15,527	—	34,847	106,482
Japan disaster expenses	—	(400)	—	5,210
Merger, acquisition and other integration expenses	20,659	12,683	52,573	121,723
Gains on acquisitions and dispositions of investments in real estate, net	(11,575)	(11,018)	(115,468)	(120,338)
Loss (gain) on early extinguishment of debt, net	—	298	(4,919)	298
Income tax expense on dispositions	—	—	—	1,916
Our share of reconciling items included in earnings from unconsolidated entities	1,460	(2,860)	10,380	(2,860)

Core FFO	$231,962	$206,433	$618,047	$390,502

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments, primarily interest rate swap and cap agreements, to reduce our interest rate market risk. We have also used foreign currency put option and forward contracts to reduce our foreign currency market risk, as we deem appropriate. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in interest rates or foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of September 30, 2012, we had a total of $3.9 billion of variable rate debt outstanding, of which $1.2 billion was outstanding on our Credit Facilities, $0.6 billion was outstanding under a multi-currency senior term loan, and $2.1 billion was outstanding secured mortgage debt (including $0.9 billion of debt within PEPR that we began consolidating in 2011). As of September 30, 2012, we have entered into interest rate swap agreements to fix $1.6 billion of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap or cap agreements is created by the variable rate Credit Facilities, senior term loan and selected secured mortgage debt. During the nine months ended September 30, 2012, we had weighted average daily outstanding borrowings of $1.5 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates and is based on our outstanding balances during the nine months ended September 30, 2012, the impact was approximately $2.1 million for the nine months ended September 30, 2012, which equates to a change in interest rates of 18 basis points.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income and net investment of our foreign subsidiaries into U.S. dollar, principally euro, British pound sterling and yen, especially to the extent we wish to repatriate funds to the U.S. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts or other forms of hedging instruments to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign consolidated subsidiaries and unconsolidated entities. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position. At September 30, 2012, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates. On October 31, 2012, we entered into foreign currency forward contracts that expire in April 2013 with an aggregate notional amount of €600 million ($781 million using the forward rate of 1.30) to further hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro by 10% would result in a $78.1 million positive or negative change, respectively, in our cash flows upon settlement of the forward contract. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives will be recorded in Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. We may enter into similar agreements in the future to further hedge our investment in Europe.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At September 30, 2012, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2012. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of September 30, 2012. Based on this evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc. was seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. In August 2012, the arbitrator issued a ruling denying the relief sought by Cisco, and therefore Prologis has no further obligation.

Item 1A. Risk Factors

As of September 30, 2012, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

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
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: November 6, 2012

Index to Exhibits

10.1*	Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, of Prologis, Inc.

12.3	Computation of Ratio of Earnings to Fixed Charges of Prologis, L.P.

12.4	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Dividends, of Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Co-Chief Executive Officers of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Co-Chief Executive Officers for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officers and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement