Form 10-K
period 2012-12-31
Prologis, Inc.; Prologis, L.P.
filed 2013-02-28
CIK 1045609, 1045610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Prologis, Inc.: Yes ☐ No ☑            Prologis, L.P.: Yes ☐ No ☑

Based on the closing price of Prologis, Inc.’s common stock on June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of Prologis, Inc. was $15,163,537,027.

The number of shares of Prologis, Inc.’s common stock outstanding as of February 22, 2013 was approximately 462,807,491.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2013 annual meeting of its stockholders or will be provided in an amendment filed on Form 10-K/A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” mean Prologis, Inc. and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company”, “Prologis”, “we,” “our” or “us” means Prologis, Inc. and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust (a “REIT”) and the general partner of the Operating Partnership. As of December 31, 2012, Prologis, Inc. owned an approximate 99.59% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.41% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of Prologis, Inc. As the sole general partner of the Operating Partnership, Prologis, Inc. has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

We operate Prologis, Inc. and the Operating Partnership as one enterprise. The management of Prologis, Inc. consists of the same members as the management of the Operating Partnership. These members are officers of Prologis, Inc. and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, Prologis, Inc. consolidates the Operating Partnership for financial reporting purposes, and Prologis, Inc. does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of Prologis, Inc. and the Operating Partnership are the same on their respective financial statements.

We believe combining the annual reports on Form 10-K of Prologis, Inc. and the Operating Partnership into this single report results in the following benefits:

•

enhances investors’ understanding of Prologis, Inc. and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company’s disclosure applies to both Prologis, Inc. and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between Prologis, Inc. and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Prologis, Inc.’s only material asset is its ownership of partnership interests in the Operating Partnership. As a result, Prologis, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership and issuing public equity from time to time. Prologis, Inc. itself does not issue any indebtedness, but guarantees the unsecured debt of the Operating Partnership. The Operating Partnership holds substantially all the assets of the business, directly or indirectly, and holds the ownership interests in the Company’s investment in certain entities. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by Prologis, Inc., which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the business through the Operating Partnership’s operations, its incurrence of indebtedness and the issuance of partnership units to third parties.

Noncontrolling interests, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Prologis, Inc. and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements include the interests in consolidated entities not owned by the Operating Partnership. The noncontrolling interests in Prologis, Inc.’s financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the common limited partnership interests in the Operating Partnership, which are accounted for as partners’ capital by the Operating Partnership.

In order to highlight the differences between Prologis, Inc. and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss Prologis, Inc. and the Operating Partnership including separate financial statements, controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure of Prologis, Inc. and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of Prologis.

The statements in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, management’s beliefs and assumptions made by management. Such statements involve uncertainties that could significantly impact our financial results. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of properties, disposition activity, general conditions in the geographic areas where we operate, our debt and financial position, our ability to form new co-investment ventures and the availability of capital in existing or new co-investment ventures — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, dispositions and development of properties, (v) maintenance of REIT status and tax structuring, (vi) availability of financing and capital, the levels of debt that we maintain and our credit ratings, (vii) risks related to our investments in our co-investment ventures, including our ability to establish new co-investment ventures, (viii) risks of doing business internationally, including currency risks, (ix) environmental uncertainties, including risks of natural disasters, and (x) those additional factors discussed under “Item 1A. Risk Factors” in this report. We undertake no duty to update any forward-looking statements appearing in this report except as may be required by law.

PART I

ITEM 1. Business

The Company

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of December 31, 2012, on an owned and managed basis, we had properties and development projects totaling 554 million square feet (51.5 million square meters) in 21 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies, and other enterprises.

Of the 554 million square feet of our owned and managed portfolio as of December 31, 2012:

•	522 million square feet were in our operating portfolio with a gross book value of $40.1 billion that were 94.0% occupied;
•	22 million square feet were in our development portfolio with a total expected investment of $2.1 billion that were 50.8% leased;
•	10 million square feet consisted of properties in which we have an ownership interest but do not manage and other properties we own, including assets held for sale; and
•	the largest customer and 25 largest customers accounted for 2.0% and 18.7%, respectively, of the annualized base rent.

Prologis, Inc. commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and believes the current organization and method of operation will enable Prologis, Inc. to maintain its status as a REIT. The Operating Partnership was also formed in 1997.

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with private capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 15-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s participating and other rights and our level of control of the entity. The co-investment ventures may have one or more investors. We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and joint ventures, as unconsolidated entities.

Our global headquarters are located at Pier 1, Bay 1, San Francisco, California 94111 and our global operational headquarters are located at 4545 Airport Way, Denver, Colorado 80239. Our other principal office locations are in Amsterdam, the Grand Duchy of Luxembourg, Mexico City, Shanghai, Singapore and Tokyo.

Our Internet website address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (the “SEC”) are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The common stock of Prologis, Inc. is listed on the New York Stock Exchange (“NYSE”) under the ticker “PLD” and is a component of the S&P 500.

Merger of AMB and ProLogis and Acquisition of PEPR

On June 3, 2011, AMB Property Corporation (“AMB”) completed a merger with ProLogis, a Maryland REIT (“ProLogis”) in which ProLogis shareholders received 0.4464 of a share of common stock of AMB for each outstanding common share of beneficial interest in ProLogis (the “Merger”). In the Merger, AMB was the legal acquirer and ProLogis was the accounting acquirer. Following the Merger, AMB changed its name to Prologis, Inc. In May 2011, we also acquired a controlling interest in and began consolidating ProLogis European Properties (“PEPR”) (the “PEPR Acquisition”). Our results for 2011 reflect approximately seven months of the impact of the Merger and the PEPR Acquisition. Therefore, period to period comparisons may not be meaningful. See Note 3 to the Consolidated Financial Statements in Item 8 for more information relating to both the Merger and PEPR Acquisition.

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

Our investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain to support global trade. We have a deep global presence with assets under management of $43.1 billion spanning 21 countries on four continents. Our properties are primarily located in two main market categories, global markets and regional markets. Global markets comprise approximately 30 of the largest markets tied to global trade. These markets feature large population centers with high per-capita consumption rates and are located near major airports, seaports and ground transportation systems. Similar to global markets, regional markets benefit from large population centers but typically are not as tied to the global supply chain and are often less supply constrained. We intend to primarily hold only the highest quality class-A product in global and regional markets. As of December 31, 2012, global and regional markets represented approximately 83% and 12%, respectively of our overall owned and managed platform (based on our share of net operating income of the properties). We also own a small number of assets in other markets, which account for approximately 5% of our owned and managed platform, and from which we generally plan to exit from in an orderly fashion in the next few years, although we may continue to opportunistically invest in other markets. Our portfolio allows us to have local market knowledge, construction expertise and a commitment to sustainable design. We are supported by a broad and diverse customer base, comprising relationships with multinational corporations that result in repeatable business.

Business Strategy

Our business strategy includes two operating segments: Real Estate Operations and Private Capital. We generate revenue, earnings, net operating income (calculated as rental income less rental expenses), funds from operations (or FFO as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and cash flows through our segments primarily through three lines of business, as follows:

Real Estate Operations Segment

Rental Operations - This represents the primary source of our core revenue, earnings and FFO. We collect rent from our customers under operating leases, including reimbursements for the vast majority of our operating costs. We seek to generate long-term internal growth in rental income by maintaining a high occupancy rate at our properties, by controlling expenses and through contractual rent increases on existing space and renewals on rollover space, thus capitalizing on the economies of scale inherent in owning, operating and growing a large global portfolio. Our rental income is diversified due to both our global presence and our broad customer base. We expect to generate long-term internal growth in rents by increasing our occupancy rate and through rent increases on existing space and renewals on rollovers. We believe that our property management and leasing teams, regular maintenance programs, capital expenditure programs, energy management and sustainability programs create cost efficiencies, allowing us to leverage our global platform and provide flexible solutions for our customers as well as for us.

Capital Deployment Activities - Our development and re-development activities support our rental operations and are therefore included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties directly or in co-investment ventures for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. Generally, in the United States, Europe and Japan we are developing directly while in emerging markets such as Brazil, China and Mexico we are developing with our private capital partners in a variety of co-investment ventures.

Private Capital Segment - We co-invest in properties with private capital investors through a variety of co-investment ventures. We have a direct and long-standing relationship with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures and other joint ventures, while providing complete portfolio management and financial reporting services. We generally own 15-50% in these ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures, such as the two ventures discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and by raising additional third-party capital in our existing ventures.

Our Operating Segments

As discussed above, our current business strategy includes two operating segments: Real Estate Operations, which includes our Capital Deployment activities, and Private Capital. Please see “Item 1A Risk Factors”, our property information and market presence as presented in “Item 2. Properties”, a discussion of our segment results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our segment footnote – Note 22 to our Consolidated Financial Statements in Item 8 for more information with regard to the investments and results of operations of our segments.

Competition

The existence of competitively priced distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge, which impacts both of our operating segments. To the extent we wish to acquire land for future development of properties in our Real Estate Operations segment or dispose of land, we may compete with local, regional, and national developers. We also face competition from investment managers for institutional capital within our Private Capital segment.

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

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2012, in our Real Estate Operations segment, we had 3,832 customers occupying 296.5 million square feet of distribution space. In the unconsolidated properties we manage, we had 2,703 customers occupying 195.9 million square feet of distribution space. In our Real Estate Operations segment, our largest customer and 25 largest customers accounted for 1.6% and 18.7%, respectively, of our annualized base rent at December 31, 2012.

Within our Global Customer Solutions team, we develop long-term relationships with our customers and understand their business and needs, serving as their strategic partner for real estate on a global basis. Keeping in close contact with customers and focusing on exceptional customer service sets us apart from other real estate providers as much more than a landlord. We believe that what we offer in terms of scope, scale and quality of assets is unique. Our in-depth knowledge of our markets helps us stay ahead of trends and create forward-thinking solutions for their distribution networks. This depth of customer knowledge results in greater retention and expanded service, which garners additional business from the same customer across multiple geographies. In our Real Estate Operations segment, approximately 50.0% of our annual base rent is derived from customers who lease from us in more than one location and more than one country.

In our Private Capital segment, we consider our private capital investors to be our customers. As of December 31, 2012, we partnered with 107 investors, several of which invest in multiple ventures.

Employees

We employ 1,445 persons in our entire organization. Our employees work in four countries in the Americas (875 persons), in 15 countries in Europe (385 persons) and in three countries in Asia (185 persons). Of the total, we have assigned 885 employees to our Real Estate Operations segment and 100 employees to our Private Capital segment. We have 460 employees who work in corporate and support positions who are not assigned to a segment who may assist with segment activities. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements.

Management’s Overview

At the time of the Merger, we established our key strategic priorities to guide our path through the end of 2013. These priorities were:

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

Align our Portfolio with our Investment Strategy

As discussed above, we have categorized our portfolio into three main segments – global, regional and other markets. By segmenting our markets in this manner, we were able to construct a plan that includes culling the portfolio for buildings and potentially submarkets that are no longer a strategic fit. We expect to use the proceeds from dispositions to pay down debt that is secured by the disposed assets, if any, repay other debt and to recycle capital into new development projects and/or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the REIT industry. We expect to lower our financial risk by reducing leverage and maintaining staggered debt maturities, which will increase our financial flexibility and provide for continued access to capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they arise. We expect to reduce our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, and utilizing derivative contracts to hedge our foreign denominated equity and swap U.S. dollar–denominated debt into obligations denominated in foreign currencies. We expect to also lower our foreign currency risk by holding assets outside the United States primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures, including the new ventures in Europe and Japan discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, we expect that new development projects, particularly in those emerging markets such as Brazil, China and Mexico, will be done in conjunction with our private capital partners.

Streamline Private Capital Business

We are working with our private capital investors to rationalize certain of our co-investment ventures. Some of our legacy co-investment ventures have fee structures that do not adequately compensate us for the services we provide. Therefore, we have terminated or restructured certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we have and will continue to work very closely with our partners and venture investors who have been and will be active participants in these decisions. We expect to continue with these activities during 2013. We plan to grow our private capital business with the deployment of the private capital commitments we have already raised, formation of new co-investment ventures, including the new ventures in Europe and Japan, and raising incremental capital for our existing co-investment ventures.

Improve the Utilization of Our Low Yielding Assets

We plan to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects as well as monetizing our land through development or sale to third parties.

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career

We realized more than $115 million of cost synergies on an annualized basis, compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies included gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We will continue to look for and achieve additional savings opportunities. In addition, we implemented a new enterprise wide system that includes a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse (implemented in January 2013). In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality, and have also implemented several analytical tools to further empower and assist our regional and local teams. In early 2012, we implemented two new compensation plans that we believe will better align employees’ compensation to our company performance. We believe these efforts and others will help us with the attainment of this objective.

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our 2012 results and progress attaining the objectives outlined above.

Code of Ethics and Business Conduct

We maintain a Code of Ethics and Business Conduct applicable to our Board of Directors (“Board”) and all of our officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on our website, www.prologis.com. In addition to being accessible through our website, copies of our Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, Pier 1, Bay 1, San Francisco, California 94111. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, or the principal accounting officer, or persons performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.

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

Insurance Coverage

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverage includes property damage and rental loss insurance resulting from such perils as fire, additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self insurance and through a wholly-owned captive insurance entity. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated revenues and earnings. See further discussion in “Item 1A. Risk Factors”.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our financial condition, results of operations, distributable cash flow and value of our securities. These risks include, among others:

General

Disruptions in the Global Capital and Credit Markets may adversely affect our operating results and financial condition.

Global market and economic conditions have been challenging with tighter credit conditions and slower growth in most major economies during the last few years. Although signs of recovery are emerging, there are continued concerns about the systemic impact of inflation, the availability and cost of credit, a lagging real estate market and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. To the extent there is turmoil in the financial markets, it has the potential to materially affect the value of our properties and investments in our unconsolidated entities, the availability or the terms of financing that we and our unconsolidated entities have or may anticipate utilizing, our ability and that of our unconsolidated entities to make principal and interest payments on, or refinance any outstanding debt when due and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases.

The market volatility over the last several years has made the valuation of our properties and those of our unconsolidated entities more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those we invest in through unconsolidated entities, that could result in a decrease in the value of our properties and our investments in unconsolidated entities. As a result, we may not be able to recover the current carrying amount of our investments in real estate properties, including our unconsolidated entities, which may require us to recognize an impairment charge in earnings where it is known in addition to the charges we previously recognized.

Any additional, continued or recurring disruptions in the capital and credit markets may adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

As a global company, we are subject to social, political and economic risks of doing business in many countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2012, we generated approximately 41.8% or $838.6 million of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition, results of operations or cash flow include, but are not limited to, the following factors:

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

Our global growth also subjects us to certain risks, including risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with regulations such as the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and similar laws.

Although we have committed substantial resources to expand our global platform, if we are unable to successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition and results of operations could be harmed.

In addition, our international operations and, specifically, the ability of our non-United States subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, may be affected by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the functional currency. At December 31, 2012, approximately 40.6% or $11.1 billion of our total assets are invested in a currency other than the U.S. dollar, primarily the British pound sterling, euro and Japanese yen. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our financial position, debt covenant ratios, results of operations and cash flow. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency. The failure to hedge effectively against exchange rate changes may materially adversely affect our results of operations and financial position.

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

As of December 31, 2012, approximately 25.1% of our consolidated operating properties or $5.7 billion (based on investment before depreciation) are located in California, which represented 20.5% of the aggregate square footage of our operating properties and 23.1% of our annualized base rent. Our revenue from, and the value of, our properties located in California may be affected by local real estate conditions (such as an oversupply of or reduced demand for industrial properties) and the local economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact California’s economic climate. Because of the number of properties we have located in California, a downturn in California’s economy or real estate conditions could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

In addition to California, we also have significant holdings (defined as more than 3% of total investment before depreciation) in operating properties in certain global and regional markets located in Chicago, Dallas/Fort Worth, France, Japan, Mexico, New Jersey/New York City, South Florida and the United Kingdom. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities.

In addition, the unconsolidated entities in which we invest have concentrations of properties in the same markets mentioned above, as well as in markets in Germany, the Netherlands, Poland and Seattle are subject to the economic conditions in those markets.

A number of our properties are located in areas that are known to be subject to earthquake activity. United States properties located in active seismic areas include properties in the San Francisco Bay Area, Los Angeles, and Seattle. International properties located in active seismic areas include Japan and Mexico. We generally carry earthquake insurance on our properties located in areas historically subject to seismic activity, subject to coverage limitations and deductibles if we believe it is commercially reasonable. We evaluate our earthquake insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and in some specific instances have elected to self insure our earthquake exposure based on this analysis. We have elected not to carry earthquake insurance for wholly owned assets in Japan based on this analysis.

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

We and our unconsolidated entities currently carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, namely windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated entities are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and future revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

Furthermore, we cannot be sure that the insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds insured limits with respect to one or more of our properties or if the insurance companies fail to meet their coverage commitments to us in the event of an insured loss, then we could lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties and, if there is recourse debt, then we would remain obligated for any mortgage debt or other financial obligations related to the properties. Any such losses or higher insurance costs could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities.

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

If we decide to contribute or sell properties to an unconsolidated entity or third parties to generate proceeds, we may not be successful.

We may contribute or sell properties to certain of our unconsolidated entities or third parties on a case-by-case basis. Our ability to sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties; market conditions, including the capitalization rates applicable to our properties; and other factors beyond our control. If our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms or at all. The unconsolidated entity or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should they have limited or no access to capital on favorable terms, then dispositions could be delayed. If we are unable to generate proceeds through property sales we may have to delay our deleveraging plans, which may result in adverse effects on our liquidity, distributable cash flow, debt covenant ratio, and the market price of our securities.

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

Our real estate development strategy is focused on monetizing land in the future through sales to third parties, development of industrial properties to hold for long-term investment or contribution or sale to an unconsolidated entity, depending on market conditions, our liquidity needs and other factors. We may expand investment in our development, renovation and redevelopment business and we will complete the build-out and leasing of our development platform. We may also develop, renovate and redevelop properties within existing or newly formed development co-investment ventures. The real estate development, renovation and redevelopment business involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities, which include the following risks:

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;

•

we may seek to sell certain land parcels and not be able to find a third party to acquire such land or the sales price will not allow us to recover our investment, resulting in additional impairment charges;

•	development opportunities that we explore may be abandoned and the related investment impaired;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	we may not be able to lease properties on favorable terms or at all;

•	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

•	we may not be able to attract third party investment in new development co-investment ventures or sufficient customer demand for our product;

•	we may not be able to capture the anticipated enhanced value created by our redevelopment projects on expected timetables or at all;

•	we may experience delays (temporary or permanent) if there is public or government opposition to our activities; and

•

substantial renovation, new development and redevelopment activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations.

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results, financial condition and cash flow.

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

As of December 31, 2012, we had an investment in real estate containing approximately 214.5 million square feet held through unconsolidated entities. Our organizational documents do not limit the amount of available funds that we may invest in unconsolidated entities, and we may and currently intend to develop and acquire properties through co-investment ventures and investments in other entities when warranted by the circumstances. However, there can be no assurance that we will be able to form new co-investment ventures, attract third party investment or make additional investments in new or existing co-investment ventures, successfully develop or acquire properties through unconsolidated entities, or realize value from such unconsolidated entities. Our inability to do so may have an adverse effect on our growth, our earnings and the market price of our securities.

Our partners in our unconsolidated investments may share certain approval rights over major decisions and some partners may manage the properties in the unconsolidated entities. Our unconsolidated investments involve certain risks, including:

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

We generally seek to maintain sufficient influence over our unconsolidated entities to permit us to achieve our business objectives; however, we may not be able to do so. We have formed publicly traded investment vehicles, like our publicly traded REIT in Japan, for which we serve as sponsor and/or manager. We have contributed, and may continue to contribute, assets into such vehicles. As with any of our publicly traded entities or funds, there is a risk that we may not be able to continue to manage such entities and their assets in the event that our managerial relationship is terminated.

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

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our Global Senior Credit Agreement, Japanese yen-based credit agreement and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. From time to time, we may enter into interest rate swap or cap agreements. Such hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. The funds required to settle any swap breakage arrangements, if any, could be significant depending on the size of underlying financing and the applicable interest rates at the time of breakage. The failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial position. In addition, our unconsolidated entities may be unable to refinance indebtedness or meet payment obligations, which may impact our distributable cash flow and our financial condition and/or we may be required to recognize impairment charges of our investments.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our Global Senior Credit Agreement and Japanese yen-based credit agreement, the indentures under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under the covenant provisions and are unable to cure the default, refinance the indebtedness or meet payment obligations, the amount of our distributable cash flow and our financial condition could be adversely affected.

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

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and by excluding any net capital gain) and we may be subject to tax to the extent our income is not fully distributed. While historically we have satisfied these distribution requirements by making cash distributions to our stockholders, we may choose to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, our own stock. For distributions with respect to taxable years ending on or before December 31, 2012, and in some cases declared as late as December 31, 2013, the REIT can satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of our stock if certain conditions are met. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Further, in order to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Our ability to access debt and equity capital on favorable terms or at all is dependent upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our securities.

Our stockholders may experience dilution if we issue additional common stock.

Any additional future issuance of common stock will reduce the percentage of our common stock owned by investors. In most circumstances, stockholders will not be entitled to vote on whether or not we issue additional common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of the properties, our stockholders may experience dilution in both book value and fair value of their common stock.

Federal Income Tax Risks

Our failure to qualify as a REIT would have serious adverse consequences.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 1997. We believe we have operated so as to qualify as a REIT under the Internal Revenue Code and believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to continue to qualify as a REIT. However, it is possible that we are organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Internal Revenue Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, Prologis must derive at least 95% of its gross income in any year from qualifying sources. In addition, we must pay dividends to our stockholders aggregating annually at least 90% of our taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. The provisions of the Internal Revenue Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in our case because we hold assets through the Operating Partnership.

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

From time to time, we may transfer or otherwise dispose of some of our properties, including by contributing properties to our co-investment ventures. Under the Internal Revenue Code, any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax. We do not believe that our transfers or disposals of property or our contributions of properties into our co-investment ventures are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Code may contend that certain transfers or dispositions of properties by us or contributions of properties into our co-investment ventures are prohibited transactions. While we believe that the Internal Revenue Code would not prevail in any such dispute, if the Internal Revenue Code were to argue successfully that a transfer, disposition, or contribution of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

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

Other Risks

Risks Associated with our Dependence on Key Personnel.

We depend on the efforts of our executive officers and other key employees. From time to time, our personnel and their roles may change. In connection with the completion of the Merger, there were changes to our personnel and their roles. While we believe that we have retained our key talent and have found suitable employees to meet our personnel needs, the loss of key personnel, any change in their roles, or the limitation of their availability could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to security holders and the market price of our securities. If we are unable to continue to attract and retain our executive officers, or if compensation costs required to attract and retain key employees become more expensive, our performance and competitive position could be materially adversely affected.

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

Many laws, including tax laws, and governmental regulations apply to us, our unconsolidated entities and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur, which might affect our ability to conduct business.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We are invested in real estate properties that are primarily generic industrial properties. In Japan, our industrial properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for distribution, storage, packaging, assembly and light manufacturing of consumer and industrial products. Based on the square footage of the operating properties included in our Real Estate Operations segment at December 31, 2012 (and discussed below), all of our properties are industrial properties; consisting of 92.8% used for bulk distribution, 4.7% used for light manufacturing and assembly, 1.0% used for flex industrial, 0.9% used for on-tarmac and 0.6% used for other purposes.

Geographic Distribution

Our investment strategy focuses on providing distribution and logistics space to customers whose businesses are tied to global trade and depend on the efficient movement of goods through the global supply chain. Our properties are primarily located in two main market types, global markets and regional markets. Global markets account for 84.7% of our consolidated operating properties (based on investment balance) and comprise approximately 30 of the largest and most liquid markets tied to global trade. These markets feature large population centers with high per-capita consumption rates and close proximity to airports, seaports and ground transportation systems. Regional markets account for 11.6% of our consolidated operating properties. Similar to global markets, regional markets benefit from large population centers but typically are not as tied to the global supply chain and are often less supply constrained.

The information in the following tables is as of December 31, 2012 for our consolidated operating properties, properties in our development portfolio and land, including 157 buildings owned by entities we consolidate but of which we own less than 100%. All of these assets are included in our Real Estate Operations segment. This includes our portfolio of operating properties we developed or are currently developing. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2012 or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2012. These tables do not include properties that are owned by unconsolidated entities.

Consolidated operating properties in the Real Estate Operations segment at December 31, 2012 (dollars and rentable square footage in thousands):	No. of Bldgs.	Percentage Occupied (1)	Rentable Square Footage	Investment Before Depreciation	Encumbrances (2)
Americas:
Global Markets:
United States:
Atlanta	78	86.0%	10,472	$ 424,410	$ 75,335
Baltimore/Washington	41	94.6%	4,492	299,283	35,188
Central & Eastern PA	11	97.8%	5,309	285,152	69,977
Central Valley, CA	16	92.4%	6,575	333,683	25,590
Chicago	154	91.8%	25,890	1,469,246	222,846
Dallas/Fort Worth	114	96.0%	17,633	774,282	161,134
Houston	57	98.7%	6,015	271,037	55,036
New Jersey/New York City	109	94.3%	14,187	1,070,086	184,581
San Francisco Bay Area	199	92.2%	16,069	1,592,440	95,256
Seattle	26	97.5%	3,386	317,331	14,292
South Florida	68	95.0%	6,653	686,232	58,425
Southern California	227	98.4%	42,215	3,740,092	495,623
On Tarmac	28	90.9%	2,302	263,253	7,834
Canada	14	100.0%	4,690	464,319	-
Mexico	85	92.6%	13,969	770,367	196,335
Regional Markets - United States:
Cincinnati	17	97.8%	3,387	116,234	44,907
Columbus	31	95.3%	7,174	261,857	32,638
Denver	24	95.6%	3,968	226,971	31,367
Indianapolis	22	93.3%	2,614	94,862	41,079
Louisville	8	93.7%	3,435	141,268	22,067
Memphis	13	99.8%	5,236	170,873	9,091
Nashville	25	94.0%	2,957	83,783	9,056
Orlando	26	88.5%	3,141	190,981	-
San Antonio	29	95.5%	3,759	159,485	19,526
Savannah	1	100.0%	346	16,890	-
Other Markets - United States (11 Markets):	106	94.5%	16,776	776,964	112,890

Subtotal Americas	1,529	94.7%	232,650	15,001,381	2,020,073

Europe:
Global Markets:
Belgium	3	99.2%	908	71,888	7,189
France	67	93.6%	17,215	1,290,990	211,503
Germany	21	99.3%	3,688	252,767	32,708
Netherlands	16	89.4%	3,515	282,811	25,008
Poland	33	83.6%	8,081	432,368	89,666
Spain	21	83.4%	5,532	490,378	36,121
United Kingdom	39	96.4%	7,666	745,172	171,244
Regional Markets:
Czech Republic	21	92.1%	4,369	317,245	40,548
Hungary	19	87.0%	3,178	178,597	6,550
Italy	23	85.3%	7,400	466,725	78,513
Slovakia	1	100.0%	287	16,947	-
Sweden	4	100.0%	2,012	161,522	-
Other Markets (2 Markets)	5	96.1%	1,276	64,139	-

Subtotal Europe	273	90.9%	65,127	4,771,549	699,050

Asia:
Global Markets:
China	7	97.9%	1,750	55,000	-
Japan	21	97.7%	13,526	2,534,601	1,260,752
Singapore	5	100.0%	942	149,669	-

Subtotal Asia	33	97.9%	16,218	2,739,270	1,260,752

Total operating portfolio	1,835	94.1%	313,995	$ 22,512,200	$ 3,979,875
Value added properties (5 Markets)	18	45.6%	2,352	96,048	-

Total operating properties	1,853	93.7%	316,347	$ 22,608,248	$ 3,979,875

	Investment in Land		Development Portfolio
Consolidated land and development portfolio in the Real Estate Operations segment at December 31, 2012 (dollars and rentable square footage in thousands):	Acres	Investment	No. of Bldgs.	Percentage Leased (1)	Rentable Square Footage	Current Investment	Total Expected Investment (3)
Americas:
Global Markets:
United States:
Atlanta	616	$25,656	1	100.0%	1,119	$20,539	$43,925
Baltimore/Washington	106	13,137	2	40.5%	171	15,136	17,078
Central & Eastern PA	311	27,187	1	0%	493	11,710	25,257
Central Valley	1,155	37,521	1	100.0%	1,017	24,912	117,226
Chicago	567	49,233	-	-	-	-	-
Dallas/Ft. Worth	459	26,909	2	37.9%	1,052	25,087	40,473
Houston	47	5,422	3	23.5%	429	11,769	24,494
New Jersey/New York City	323	132,340	3	86.3%	1,224	53,585	140,800
Seattle	-	-	1	0%	241	5,547	16,995
South Florida	377	148,691	1	89.2%	190	12,606	15,580
Southern California	882	184,053	2	0%	1,215	58,400	74,995
Canada	183	62,451	2	0%	910	53,502	107,351
Mexico	901	177,060	5	8.1%	1,237	43,660	72,453
Regional Markets:
United States:
Central Florida	129	25,686	-	-	-	-	-
Cincinnati	15	1,480	-	-	-	-	-
Columbus	199	6,692	-	-	-	-	-
Denver	66	8,727	-	-	-	-	-
Indianapolis	127	4,474	-	-	-	-	-
Memphis	165	7,293	-	-	-	-	-
Savannah	229	13,097	-	-	-	-	-
Other Markets - United States (8 Markets)	488	39,052	1	0%	486	9,730	22,694

Subtotal Americas	7,345	996,161	25	41.2%	9,784	346,183	719,321

Europe:
Global Markets:
Belgium	30	10,363	-	-	-	-	-
France	503	89,911	3	48.4%	769	37,924	55,543
Germany	116	22,405	-	-	-	-	-
Netherlands	68	67,839	-	-	-	-	-
Poland	775	96,606	3	100.0%	466	11,375	25,420
Spain	100	15,717	-	-	-	-	-
United Kingdom	987	257,055	3	100.0%	698	36,968	76,575
Regional Markets:
Czech Republic	247	40,530	-	-	-	-	-
Hungary	338	38,111	-	-	-	-	-
Italy	107	32,840	-	-	-	-	-
Slovakia	95	16,915	1	0.5%	260	13,057	14,648
Other markets (2 Markets)	119	21,381	-	-	-	-	-

Subtotal Europe	3,485	709,673	10	70.1%	2,193	99,324	172,186

Asia:
Global Markets:
China	18	8,459	3	77.0%	568	5,373	22,913
Japan	67	80,071	7	79.2%	5,456	500,763	804,534

Subtotal Asia	85	88,530	10	79.0%	6,024	506,136	827,447

Total land and development portfolio	10,915	$ 1,794,364	45	57.4%	18,001	$ 951,643	$ 1,718,954

The following is a summary of our investment in consolidated real estate properties at December 31, 2012:

Investment Before Depreciation (in thousands)
Industrial operating properties	$22,608,248
Development portfolio, including cost of land	951,643
Land	1,794,364
Other real estate investments (4)	454,868

Total	$25,809,123

(1)	Represents the percentage occupied for our operating properties and the percentage leased for the properties in the development portfolio at December 31, 2012. Operating properties at December 31, 2012 include development properties completed more than one year ago that may be in the initial lease-up phase, which reduces the overall leased percentage.

(2)	Certain properties are pledged as security under our secured mortgage debt and assessment bonds at December 31, 2012. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have a $44.3 million of encumbrances related to other real estate properties not included in the Real Estate Operations segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	Represents the total expected investment when the property under development is completed and leased. This includes the cost of land, development and leasing costs.

(4)	Included in other investments are: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (vi) costs related to future development projects, including purchase options on land; and (vii) earnest money deposits associated with potential acquisitions.

In December 2012 and February 2013, we announced the formation of two new co-investment ventures in Europe and Japan, respectively. We have 207 operating properties aggregating approximately $5.0 billion that we have contributed or expect to contribute these two entities in 2013. See further discussion below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unconsolidated Co-Investment Ventures

At December 31, 2012, we had investments in real estate properties, primarily industrial properties that we also manage, through our equity investments in unconsolidated co-investment ventures. These investments include 1,163 properties aggregating 208.8 million square feet and a total gross book value of operating buildings of $17.6 billion. See further discussion in Note 6 to our Consolidated Financial Statements in Item 8.

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

ITEM 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale price of the common stock of Prologis, Inc. (AMB pre-Merger), as reported in the NYSE Composite Tape, and the declared dividends per common share, for the periods indicated.

	High	Low	Dividends (1)
2011
First Quarter (1)	$36.47	$31.75	$0.28
Second Quarter (1)	37.44	31.76	0.28
Third Quarter	37.46	23.94	0.28
Fourth Quarter	30.56	21.74	0.28
2012
First Quarter	$36.03	$28.16	$0.28
Second Quarter	36.62	30.03	0.28
Third Quarter	37.58	31.03	0.28
Fourth Quarter	36.80	32.31	0.28
2013
First Quarter (through February 22)	$40.74	$37.35	$0.28	(2)

(1)	The per share stock price and dividends in the first and second quarter of 2011 are different than the amounts disclosed in our Consolidated Financial Statements in Item 8. The difference is due to the distinction between legal and accounting acquirer. The pre-Merger information presented in the table above is historical AMB amounts, as it was the legal acquirer.

(2)	Declared on February 27, 2013 and payable on March 29, 2013 to holders of record on March 12, 2013.

On February 22, 2013, we had approximately 462,807,491 shares of common stock outstanding, which were held of record by approximately 6,200 stockholders.

Stock Performance Graph

The following line graph compares the change in Prologis, Inc. cumulative total stockholder’s return on shares of its common stock from December 31, 2007 to the cumulative total return of the Standard and Poor’s 500 Stock Index and the FTSE NAREIT Equity REITs Index from December 31, 2007 to December 31, 2012. The graph assumes an initial investment of $100 in the common stock of Prologis, Inc. (AMB pre-Merger) and each of the indices on December 31, 2007 and, as required by the SEC, the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

In 2012, we paid a quarterly cash dividend of $0.28 per common share. Our future common stock dividends may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

In addition to common stock, at December 31, 2012, we had seven series of preferred stock outstanding (“Series L Preferred Stock”, “Series M Preferred Stock”, “Series O Preferred Stock”, “Series P Preferred Stock”, “Series Q Preferred Stock”, “Series R Preferred Stock” and “Series S Preferred Stock”).

Holders of each series of preferred stock outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Dividends for Series Q, R and S are payable quarterly in arrears on the last day of March, June, September and December. Dividends for Series L, M, O and P are payable quarterly in arrears on the 15th day of April, July, October and January. Dividends on preferred stock are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred stock can be redeemed at our option. With respect to the payment of dividends, each series of preferred stock ranks on parity with our other series of preferred stock. The following table sets forth the Company’s dividends paid or payable per share for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011(1)
Series L Preferred stock	$1.63	$1.63
Series M Preferred stock	$1.69	$1.69
Series O Preferred stock	$1.75	$1.75
Series P Preferred stock	$1.71	$1.71
Series Q Preferred stock	$4.27	$3.20
Series R Preferred stock	$1.69	$1.27
Series S Preferred stock	$1.69	$1.27

(1)	The dividends are different than the amounts disclosed in our Consolidated Financial Statements in Item 8. The difference is due to the distinction between legal and accounting acquirer. The pre-Merger information presented above is historical AMB amounts as it was the legal acquirer. The Series Q, R and S Preferred Stock was issued in connection with the Merger in 2011 and exchanged for the outstanding C, F and G Cumulative Redeemable Preferred Shares of beneficial interest in ProLogis, respectively. Amounts reflect actual dividends paid or payable during 2011 subsequent to the Merger.

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

Other Stockholder Matters

Common Stock Plans

See our 2013 Proxy Statement or our subsequent amendment of this Form 10-K for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data related to our historical financial condition and results of operations for 2012 and the four preceding years. As previously discussed, since Prologis was the accounting acquirer in the Merger, the historical results of Prologis are included for the entire period presented and AMB’s results are included subsequent to the Merger. Certain amounts for the years prior to 2012 presented in the table below have been reclassified to conform to the 2012 financial statement presentation and to reflect discontinued operations. The amounts in the tables below are in millions, except for per share amounts.

Prologis, Inc.

	Years Ended December 31,
	2012	2011 (1)	2010	2009	2008
Operating Data:
Total revenues (2)	$2,006	$1,451	$840	$987	$5,329
Total expenses (2)	$1,898	$1,347	$1,454	$1,045	$4,851
Operating income (loss) (2)(3)	$108	$104	$(614)	$(58)	$478
Interest expense	$507	$468	$461	$373	$384
Earnings (loss) from continuing operations (3)	$(93)	$(267)	$(1,601)	$(368)	$(379)
Discontinued operations (3)	$63	$109	$331	$392	$(71)
Consolidated net earnings (loss) (3)	$(30)	$(158)	$(1,270)	$24	$(450)
Net earnings (loss) attributable to common stockholders (3)	$(81)	$(188)	$(1,296)	$(3)	$(479)
Net earnings (loss) per share attributable to common stockholders — Basic:
Continuing operations (4)	$(0.32)	$(0.80)	$(7.41)	$(2.19)	$(3.47)
Discontinued operations (4)	0.14	0.29	1.51	2.18	(0.61)

Net earnings (loss) per share attributable to common stockholders - Basic (3)(4)	$(0.18)	$(0.51)	$(5.90)	$(0.01)	$(4.08)
Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations (4)	$(0.32)	$(0.80)	$(7.41)	$(2.19)	$(3.47)
Discontinued operations (4)	0.14	0.29	1.51	2.18	(0.61)

Net earnings (loss) per share attributable to common stockholders — Diluted (3)(4)	$(0.18)	$(0.51)	$(5.90)	$(0.01)	$(4.08)

Weighted average common shares outstanding:
Basic (4)	460	371	220	180	117
Diluted (4)	460	371	220	180	117
Common Share Distributions:
Common share cash distributions paid	$520	$387	$281	$272	$543
Common share distributions per share (4)	$1.12	$1.06	$1.25	$1.57	$4.63
FFO (5):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common shares (3)	$(81)	$(188)	$(1,296)	$(3)	$(479)
Total NAREIT defined adjustments	633	660	368	260	449
Total our defined adjustments	-	(60)	(46)	(71)	164

FFO attributable to common shares as defined by Prologis	$552	$412	$(974)	$186	$134

Cash Flow Data:
Net cash provided by operating activities (2)	$463	$207	$241	$89	$888
Net cash provided by (used in) investing activities (2)	$530	$(233)	$733	$1,235	$(1,347)
Net cash provided by (used in) financing activities	$(1,072)	$163	$(970)	$(1,463)	$358

	As of December 31,
	2012	2011 (1)	2010	2009	2008
Financial Position:
Real estate properties, excluding land, before depreciation	$24,015	$22,803	$11,346	$12,606	$13,234
Land	$1,794	$1,984	$1,534	$2,574	$2,483
Net investments in properties	$23,328	$22,630	$11,284	$13,508	$14,134
Investments in and advances to unconsolidated entities	$2,196	$2,858	$2,025	$2,107	$2,195
Total assets	$27,310	$27,724	$14,903	$16,797	$19,210
Total debt	$11,791	$11,382	$6,506	$7,978	$10,711
Total liabilities	$13,537	$13,268	$7,382	$8,790	$12,452
Noncontrolling interests	$704	$794	$15	$20	$20
Stockholders’ equity	$13,069	$13,662	$7,505	$7,987	$6,738
Number of common shares outstanding (4)	462	459	254	212	119

Operating Partnership

	Years Ended December 31,
	2012	2011 (1)	2010	2009	2008
Operating Data:
Total revenues (2)	$2,006	$1,451	$840	$987	$5,329
Total expenses (2)	$1,898	$1,347	$1,454	$1,045	$4,851
Operating income (loss) (2)(3)	$108	$104	$(614)	$(58)	$478
Interest expense	$507	$468	$461	$373	$384
Earnings (loss) from continuing operations (3)	$(93)	$(267)	$(1,601)	$(368)	$(379)
Discontinued operations (3)	$63	$109	$331	$392	$(71)
Consolidated net earnings (loss) (3)	$(30)	$(158)	$(1,270)	$24	$(450)
Net earnings (loss) attributable to common unitholders (3)	$(81)	$(188)	$(1,296)	$(3)	$(479)
Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations (4)	$(0.32)	$(0.80)	$(7.41)	$(2.19)	$(3.47)
Discontinued operations (4)	0.14	0.29	1.51	2.18	(0.61)

Net earnings (loss) per unit attributable to common unitholders - Basic (3)(4)	$(0.18)	$(0.51)	$(5.90)	$(0.01)	$(4.08)
Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations (4)	$(0.32)	$(0.80)	$(7.41)	$(2.19)	$(3.47)
Discontinued operations (4)	0.14	0.29	1.51	2.18	(0.61)

Net earnings (loss) per unit attributable to common unitholders - Diluted (3)(4)	$(0.18)	$(0.51)	$(5.90)	$(0.01)	$(4.08)

Weighted average common units outstanding:
Basic (4)	462	372	220	180	117
Diluted (4)	462	372	220	180	117
Common Unit Distributions:
Common unit cash distributions paid	$528	$388	$281	$272	$543
Common unit distributions per unit (4)	$1.12	$1.06	$1.25	$1.57	$4.63
FFO (5):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common units (3)	$(81)	$(188)	$(1,296)	$(3)	$(479)
Total NAREIT defined adjustments	633	660	368	260	449
Total our defined adjustments	-	(60)	(46)	(71)	164

FFO attributable to common units as defined by Prologis	$552	$412	$(974)	$186	$134

Cash Flow Data:
Net cash provided by operating activities (2)	$463	$207	$241	$89	$888
Net cash provided by (used in) investing activities (2)	$530	$(233)	$733	$1,235	$(1,347)
Net cash provided by (used in) financing activities	$(1,072)	$163	$(970)	$(1,463)	$358

	As of December 31,
	2012	2011 (1)	2010	2009	2008
Financial Position:
Real estate properties, excluding land, before depreciation	$24,015	$22,803	$11,346	$12,606	$13,234
Land	$1,794	$1,984	$1,534	$2,574	$2,483
Net investments in properties	$23,328	$22,630	$11,284	$13,508	$14,134
Investments in and advances to unconsolidated entities	$2,196	$2,858	$2,025	$2,107	$2,195
Total assets	$27,310	$27,724	$14,903	$16,797	$19,210
Total debt	$11,791	$11,382	$6,506	$7,978	$10,711
Total liabilities	$13,537	$13,268	$7,382	$8,790	$12,452
Noncontrolling interests	$653	$735	$15	$20	$20
Partner’s capital	$13,120	$13,721	$7,505	$7,987	$6,738
Number of common units outstanding (4)	464	461	254	212	119

(1)	In 2011, we completed the Merger and PEPR Acquisition (see Note 3 to our Consolidated Financial Statements in Item 8 for additional information). Activity in 2011 included seven months of results in connection with the Merger and PEPR Acquisition.

(2)	During 2012, 2011, 2010 and 2009, we contributed certain properties to unconsolidated entities with any resulting gain or loss reflected as net gains in our Consolidated Statements of Operations and as cash provided by investing activities in our Consolidated Statements of Cash Flows. In 2008, our segments were slightly different and therefore we reflected these contributions as gross revenues and expenses and as cash provided by operating activities.

(3)	During 2012, we recognized impairment charges of $283.5 million on certain real estate properties, which included $30.6 million in Discontinued Operations, and $16.1 million related to other assets. During 2011, we recognized impairment charges of $23.9 million on certain real estate properties, which included $2.7 million in Discontinued Operations, and $126.4 million related to goodwill and other assets. During 2010, we recognized impairment charges of $824.3 million on certain of our real estate properties, which included $87.7 million in Discontinued Operations, and $412.7 million related to goodwill and other assets. During 2009, we recognized impairment charges of $331.6 million on certain of our real estate properties and $163.6 million related to goodwill and other assets. During 2008, we recognized impairment charges of $274.7 million on certain of our real estate properties and $320.6 million related to goodwill and other assets. In addition, during 2008, we recognized impairment charges of $198.2 million in Discontinued Operations related to the net assets of our China operations that were reclassified as held for sale and our share of impairment charges recorded by an unconsolidated entity of $108.2 million. See Note 16 to our Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

(4)	The historical shares and units of ProLogis were adjusted by the Merger exchange ratio of 0.4464 for the periods prior to the Merger. As a result, the per share/unit calculations and shares/units outstanding were also adjusted.

(5)	See definitions of FFO in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this report and the matters described under “Item 1A. Risk Factors”.

Management’s Overview

At the time of the Merger, we established our key strategic priorities to guide our path through the end of 2013. These priorities were:

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

Align our Portfolio with our Investment Strategy

We have categorized our portfolio into three main segments – global, regional and other markets. By segmenting our markets in this manner, we were able to construct a plan that includes culling the portfolio for buildings and potentially submarkets that are no longer a strategic fit. We expect to use the proceeds from dispositions to pay down debt that is secured by the disposed assets, if any, repay other debt and to recycle capital into new development projects and/or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the REIT industry. We expect to lower our financial risk by reducing leverage and maintaining staggered debt maturities, which will increase our financial flexibility and provide for continued access to capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they arise. We expect to reduce our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, and utilizing derivative contracts to hedge our foreign denominated equity and swap U.S. dollar–denominated debt into obligations denominated in foreign currencies. We expect to also lower our foreign currency risk by holding assets outside the United States primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures, including the new ventures in Europe and Japan discussed below. In addition, we expect that new development projects, particularly in those emerging markets such as Brazil, China and Mexico, will be done in conjunction with our private capital partners.

Streamline Private Capital Business

We are working with our private capital investors to rationalize certain of our co-investment ventures. Some of our legacy co-investment ventures have fee structures that do not adequately compensate us for the services we provide. Therefore, we have terminated or restructured certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we have and will continue to work very closely with our partners and venture investors who have been and will be active participants in these decisions. We expect to continue with these activities during 2013. We plan to grow our private capital business with the deployment of the private capital commitments we have already raised, formation of new co-investment ventures, including the new ventures in Europe and Japan, and raising incremental capital for our existing co-investment ventures.

Improve the Utilization of Our Low Yielding Assets

We plan to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects as well as monetizing our land through development or sale to third parties.

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career

We realized more than $115 million of cost synergies on an annualized basis, compared to the combined expenses of AMB and ProLogis on a pre-Merger basis. These synergies included gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. We will continue to look for and achieve additional savings opportunities. In addition, we implemented a new enterprise wide system that includes a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse (implemented in January 2013). In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality, and have also implemented several analytical tools to further empower and assist our regional and local teams. In early 2012, we implemented two new compensation plans that we believe will better align employees’ compensation to our company performance. We believe these efforts and others will help us with the attainment of this objective.

Summary of 2012

•

In support of our objective to streamline our private capital co-investment ventures, we successfully concluded five co-investment ventures (six since the Merger) and one other unconsolidated joint venture (further discussed in Notes 3 and 6 to our Consolidated Financial Statements in Item 8), as follows:

•

During the third quarter, we completed the delisting of PEPR from two European stock exchanges and we acquired 100% of its assets and liabilities. We plan to contribute the majority of these properties to a new co-investment venture as discussed below.

•

During the first quarter, we acquired our partner’s interest in Prologis North America Fund II (“NAIF II”) and dissolved Prologis California and divided the portfolio equally with our partner. In the fourth quarter, we dissolved Prologis North America Properties Fund I (“Fund I”) and divided the portfolio according to the ownership of each partner. These three transactions increased our investment in real estate by $2.2 billion and our debt by $1.4 billion. We recognized net gains on acquisitions of real estate properties of $294.2 million as a result of adjusting our equity investment to fair value at the time of consolidation. We refer to these transactions collectively as “Co-Investment Venture Acquisitions”.

•	We concluded Prologis North American Properties Fund XI by disposing of the remaining asset in the co-investment venture during the third quarter.

•	In the fourth quarter, we dissolved one of our other unconsolidated joint ventures and divided the portfolio according to the ownership of the partners.

•	In December 2012, we announced our plan to form two new ventures in Japan and Europe:

•

On December 12, we announced the approval from our Board to sponsor a Japanese REIT (“J-REIT”) to serve as the long-term investment vehicle for our properties developed in Japan. In early 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion), resulting in ¥153 billion ($1.7 billion at February 14, 2013) in net cash proceeds. We will retain at least a 15% equity ownership interest in NPR and will provide pipeline, operational and personnel assistance under a support agreement. As a result of this transaction, in the first quarter we will recognize a gain of approximately $300 million after the deferral of the gain related to our ongoing investment. We intend to use the proceeds primarily for the repayment of debt and future investment in Japan.

•

On December 20, we signed a definitive agreement to form a euro-denominated co-investment venture, Prologis European Logistics Partners Sarl (“PELP”). Our partner is Norges Bank Investment Management, which is the manager of the Norwegian Government Pension Fund Global. PELP will be structured as a 50/50 joint venture. The venture has an initial term of 15 years, which may be extended for additional 15-year periods. We will have the ability to reduce our ownership to 20% following the second anniversary of closing. The venture will acquire a portfolio of high-quality properties currently owned by us in 11 target European global markets. We expect to contribute 195 properties for total estimated proceeds of approximately of €2.3 billion ($3.1 billion at December 31, 2012). As the expected proceeds were less than our carrying cost at December 31, 2012, we recognized an impairment charge of $135 million in the fourth quarter of 2012 related to the expected contribution in March 2013. This charge represented the loss on the entire portfolio of properties and was driven primarily by properties that we had developed during 2008 and 2009 at peak values.

•

Although our strategic objective is to further improve our credit metrics, we temporarily increased our total debt to $11.8 billion at December 31, 2012 from $11.4 billion at December 31, 2011. Our significant debt activity during the year was as follows:

•	We increased our debt by $1.4 billion in connection with the Co-Investment Venture Acquisitions, as discussed above.

•	We issued secured property-level debt on assets in Japan (known as TMK bonds) or increased existing TMK bonds for a combined amount of ¥49.0 billion ($569.0 million as of December 31, 2012).

•

We entered into a €487.5 million ($648.5 million as of December 31, 2012) multi-currency senior term loan agreement and used the proceeds to pay off two outstanding term loans with the remainder used to pay down our credit facilities.

•

We repaid $1.9 billion of debt with the proceeds from dispositions and contributions of properties. In 2013, we plan to significantly reduce debt with the proceeds received from contributions to the two co-investment ventures discussed above, along with other dispositions and contributions of properties as we align our portfolio with our investment strategy.

•

In order to reduce our exposure to the risk of movements in exchange rates, we entered into derivative contracts with an aggregate notional amount of €1.0 billion to hedge our euro denominated net investment. These hedges qualify for hedge accounting. We plan to further reduce our currency risk by completing the contribution of real estate properties to co-investment ventures in Japan and Europe in which we maintain an ownership interest (as discussed above).

•

We generated aggregate proceeds of $2.0 billion from the disposition of land, land subject to ground leases and 200 operating buildings to third parties and the contribution of 25 operating buildings to three unconsolidated co-investment ventures. We used the proceeds primarily to reduce our outstanding debt, acquire real estate properties and fund our development activities. We recognized net gains of $19.3 million in continuing operations and $65.9 million in discontinued operations as a result of these transactions.

•

We commenced construction of 40 projects on an owned and managed basis aggregating 16.9 million square feet with a total expected investment of $1.6 billion (our share was $1.4 billion), including 20 projects (or 57% of the total expected investment) that were 100% leased prior to the start of development. We used $384.2 million of land we already owned for these projects. This represents an increase in development activity that we expect to further increase in 2013.

•

We leased a total of 145.3 million square feet in our owned and managed portfolio and increased the occupancy of the total operating portfolio to 94.0% and 94.5% leased at December 31, 2012 as compared to 92.2% occupied and 92.5% leased at December 31, 2011.

•	We increased the percentage of our total owned and managed portfolio that is in global markets to 84.5% (based on gross investment balance).

Operational Outlook

The recovery in industrial real estate markets continues around the world. We believe all signals point to a positive outlook for our sector. The International Monetary Fund is forecasting global trade growth at 3.8% for 2013 and approximately 5% for 2014. Improving industrial production and new goods orders also indicate strengthening economic growth. According to the United States Bureau of Economic Analysis, inventories in the United States have now been growing for the last 11 out of 12 quarters, and are almost back to their pre-crisis levels. We expect further rebuilding of inventories this year to levels that will surpass the previous peak. This increase in inventories is driven primarily by the fact that the United States population has grown by 12 million during that same timeframe.

Total net absorption during the fourth quarter was 56 million square feet according to CBRE, Inc., the strongest single quarter since 2006. The availability rate continues to fall (12.8% at December 31, 2012) and supply remains at historically low levels. Further, as the recovery broadens throughout the United States, demand should increase across more of the major tenant business sectors, further reducing vacancy spaces smaller than 100,000 square feet. This segment is closely tied to the recovery in the housing market and we expect demand to increase in the future. Thus, overall conditions in the United States industrial market should continue to improve and as such we are forecasting 150 million square feet of net absorption in 2013.

In Europe, net absorption continues to be positive, and has been, since we began collecting the data series, in the first quarter of 2011. The supply of class-A distribution space remains constrained in both Japan and China. We expect the supply chain reconfiguration in Japan and growing consumption in China to continue to drive demand for our product in the long-term. Demand for class-A facilities remains strong in Latin America. Brazil continues to be an underserved logistics market as growing GDP and increasing consumption is driving high levels of new requirements into the market. Demand momentum has been similarly positive in Mexico, benefitting from the economic recovery in the U.S. and increasingly frequent instances of ‘near-shoring’ of production activities. Net absorption has been positive for several years and market occupancy rates increased 80 basis points to 91.5 percent during 2012 across the six largest markets.

In our total owned and managed operating portfolio, we leased a record 145.3 million square feet of space in 2012. We ended the year with 94.0% occupancy in our owned and managed operating portfolio, up 180 basis points over year end 2011. The effective rental rates on leases signed during the fourth quarter of 2012 in our same store portfolio (as defined below) decreased by 2.4% when compared with the rental rates on the previous leases on that same space. The decline was primarily attributed to regional markets in Europe where leases were signed at the high point of the prior cycle. Rent change is continuing its upward trend in our portfolio and we expect positive rollover in 2013. Tenant retention in the fourth quarter was 87.3%.

Due to the lack of supply of class-A facilities, high space utilization rates and decreasing vacancy rates, we expect development volume to increase in our markets. Our development business comprises speculative development, build-to-suit development, value-added conversions and redevelopment. We expect to develop directly and within our co-investment structures depending on location, market conditions, submarkets or building sites and availability of capital. In response to this increasing demand, we are actively pursuing various development opportunities, and we commenced development of 40 properties in our owned and managed portfolio during 2012.

Results of Operations

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Loss from Continuing Operations in our Consolidated Statements of Operations for the years ended December 31 (in thousands):

	2012	2011	2010
Net operating income – Real Estate Operations segment	$1,347,127	$931,118	$502,072
Net operating income – Private Capital segment	62,959	82,657	81,867
Other:
General and administrative expenses	(228,068)	(195,161)	(165,981)
Merger, acquisition and other integration expenses	(80,676)	(140,495)	-
Impairment of real estate properties	(252,914)	(21,237)	(736,612)
Depreciation and amortization	(739,981)	(552,849)	(294,867)
Earnings from unconsolidated entities, net	31,676	59,935	23,678
Interest expense	(507,484)	(468,072)	(461,166)
Impairment of goodwill and other assets	(16,135)	(126,432)	(412,745)
Interest and other income, net	22,878	12,008	15,847
Gains on acquisitions and dispositions of investments in real estate, net	305,607	111,684	28,488
Foreign currency and derivative gains (losses), net	(20,497)	41,172	(11,081)
Gain (loss) on early extinguishment of debt, net	(14,114)	258	(201,486)
Income tax benefit (expense)	(3,580)	(1,776)	30,499

Loss from continuing operations	$(93,202)	$(267,190)	$(1,601,487)

See Note 22 to our Consolidated Financial Statements in Item 8 for additional information regarding our segments and a reconciliation of net operating income to Loss Before Income Taxes.

Real Estate Operations Segment

The net operating income of the Real Estate Operations segment consisted of rental income and rental expenses from industrial properties that we own and consolidate and is impacted by our capital deployment activities. This segment excludes amounts presented as Discontinued Operations in our Consolidated Financial Statements for all periods. The size and percentage of occupancy of our consolidated operating portfolio fluctuates due to the timing of acquisitions, development activity and contributions. Such fluctuations affect the net operating income we recognize in this segment in a particular period. Also included in this segment is revenue from land we own and lease to customers under ground leases and development management and other income, offset by acquisition, disposition and land holding costs. The net operating income from the Real Estate Operations segment for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Rental and other income	$1,879,182	$1,313,708	$717,626
Rental and other expenses	532,055	382,590	215,554

Total net operating income - Real Estate Operations segment	$1,347,127	$931,118	$502,072

The increase in rental income and rental expense in 2012 from 2011 was due primarily to the impact of the Merger and the PEPR Acquisition in the second quarter of 2011, the Co-Investment Venture Acquisitions and other acquisitions in 2012 and increased occupancy in our consolidated operating properties (from 91.4% at December 31, 2011 to 93.7% at December 31, 2012), including the completion and stabilization of new development properties. The results for 2012 included rental income and expenses from properties acquired through the Merger and PEPR Acquisition of $834.0 million and $228.9 million, respectively, while 2011 included approximately seven months of rental income and expense of properties acquired through the Merger and PEPR Acquisition of $524.7 million and $142.5 million, respectively. In our consolidated portfolio, we leased 88.5 million square feet in 2012 compared to 63.4 million square feet in 2011.

The increase in net operating income in 2011 over 2010 was due primarily to the impact of the Merger and the PEPR Acquisition in the second quarter of 2011, increased occupancy in our consolidated operating properties (from 85.9% at December 2010 to 91.4% at December 2011) and the completion and stabilization of new development properties.

We calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our same store portfolio (as defined below). During 2012 (over the four quarters), the percentage change in rental rates ranged from a decrease of 3.9% to a decrease of 1.1%. During 2011 (over the four quarters), the percentage change in rental rates ranged from a decrease of 8.9% to a decrease of 4.5%. A decline in rental rates was due to: (i) leases turning that were put in place when market rents were at or near peak and (ii) decreased market rents.

Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and rental expenses, were 74.0%, 73.7% and 75.6% of total rental expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

Our consolidated operating properties as of December 31 were as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
2012	1,853	316,347	93.7%
2011(1)	1,797	291,051	91.4%
2010	985	168,547	85.9%

(1)	The amount at December 31, 2011 included 848 properties with 126.3 million square feet that were acquired through the Merger and PEPR Acquisition.

As discussed earlier, we have 207 operating properties aggregating approximately $5.0 billion that we have contributed in 2013 or expect to contribute to NPR and PELP. As a result, we expect to have decreased rental income and rental expenses in 2013 in this segment. We will account for our continuing ownership in the properties through our equity ownership in the ventures by recognizing our share of the net income or loss of the ventures. We will also recognize additional revenue in our Private Capital segment from the property management and asset management services we will provide.

Private Capital Segment

The net operating income of the Private Capital segment consisted of fees and incentives earned for services performed for our unconsolidated co-investment ventures and certain joint ventures and third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Private Capital segment totaled $63.8 million, $55.0 million and $40.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Private Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. The increase in Private Capital Expenses in 2012 is due to the increased private capital platform and infrastructure that was part of the Merger, offset partially with a decline in the portion of our property management expenses that are allocated to this segment due to the consolidation of PEPR in June 2011 and the Co-Investment Venture Acquisitions in 2012.

The net operating income from the Private Capital segment, representing fees earned reduced by private capital expenses, for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Unconsolidated entities:
Americas (1)	$31,637	$42,644	$40,354
Europe (2)	21,699	30,708	41,200
Asia (3)	9,623	9,305	313

Total net operating income - Private Capital segment	$62,959	$82,657	$81,867

(1)	Represents the fees earned by us from several unconsolidated entities. The decrease in net operating income in 2012 is due to the successful conclusion of four co-investment ventures in the United States during the year. As of December 31, 2012, we had six co-investment ventures (three in the United States, two in Mexico and one in Brazil). In 2011, the net operating income increased as a result of three new ventures acquired as part of the Merger, offset with a decrease due to the sale of properties in three ventures. In 2010, we had ten co-investment ventures and sold our interests in three of these ventures in December 2010.

(2)	Represents the fees earned by us from several unconsolidated entities. In 2012, we had three co-investment ventures. In 2011, we had one co-investment venture during the entire year, we included PEPR up to the date we began consolidating at the end of May 2011, and added two co-investment ventures acquired through the Merger. In 2010 we had two co-investment ventures.

(3)	Represents the fees earned by us from several unconsolidated entities. In 2012, we had two co-investment ventures. In 2011, we acquired an investment in an unconsolidated co-investment venture in each of Japan and China in connection with the Merger, and sold our investment in the South Korea co-investment venture during the third quarter. In 2010, we only had one co-investment venture, which was in South Korea.

We expect the net operating income of this segment to increase in 2013 due to NPR and PELP and from the contributions of properties to existing co-investment ventures, offset slightly by the decrease in revenue from some other co-investment ventures as they are concluded.

See Note 6 to our Consolidated Financial Statements in Item 8 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the years ended December 31 consisted of the following (in thousands):

	2012	2011	2010
Gross G&A expense	$394,845	$332,632	$266,932
Reported as rental expenses	(35,954)	(24,741)	(19,709)
Reported as private capital expenses	(63,820)	(54,962)	(40,659)
Capitalized amounts	(67,003)	(57,768)	(40,583)

Net G&A	$228,068	$195,161	$165,981

The increase in G&A expenses and the various components from 2011 to 2012 and from 2010 to 2011 was due principally to the larger infrastructure associated with the combined company following the Merger and the PEPR Acquisition. The increase in capitalized G&A is due to our increased development and leasing activities since the Merger.

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses included salaries and related costs, as well as other general and administrative costs. The capitalized G&A costs for the years ended December 31, was as follows (in thousands):

	2012	2011	2010
Development activities	$42,417	$34,301	$14,612
Leasing activities	23,183	21,390	24,775
Costs related to internally developed software	1,403	2,077	1,196

Total capitalized G&A expenses	$67,003	$57,768	$40,583

For the years ended December 31, 2012, 2011 and 2010, the capitalized salaries and related costs represented 19.1%, 19.3% and 16.1%, respectively, of our total capitalizable salaries and related costs. In addition, in 2012, we capitalized $1.2 million of salaries and related costs related to internally developed software that were included as Merger, Acquisition and Other Integration Expenses. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses. In 2012, we began consolidated development projects with a total expected investment of $1.3 billion ($0.6 billion in the fourth quarter) as compared to $0.8 billion in 2011. As discussed earlier, we expect our development activity to continue to increase in 2013.

Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we incurred significant transaction, integration and transitional costs of $80.7 million and $140.5 million during the years ended December 31, 2012 and 2011, respectively. We believe the majority of these costs have been realized as of December 31, 2012 and any additional costs incurred in 2013 will be included in G&A Expenses. See Note 15 to our Consolidated Financial Statements in Item 8 for more detail on these expenses.

Impairment of Real Estate Properties

During 2012, 2011 and 2010, we recognized impairment charges of real estate properties in continuing operations of $252.9 million, $21.2 million and $736.6 million, respectively, due to our change of intent to no longer hold these assets for long-term investment. In 2012, these impairment charges related to our planned contribution of properties to PELP ($135.3 million), land parcels that we expected to sell to third parties ($88.9 million) and operating buildings we expected to contribute or sell ($28.7 million). In 2010, the charges primarily included land as a result of our change in strategy. Changes in economic and operating conditions and our ultimate intent with regard to our investments in real estate that occur in the future may result in additional impairment charges or gains at the time of sale. See Note 16 to our Consolidated Financial Statements in Item 8 for more detail on the process we took to value these assets and the related impairment charges recognized.

Depreciation and Amortization

Depreciation and amortization was $740.0 million, $552.8 million and $294.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase from 2011 to 2012 is due to additional depreciation and amortization expenses associated with the assets (including intangible assets) acquired in the Merger and PEPR Acquisition during the second quarter of 2011 and the Co-Investment Venture Acquisitions in 2012, as well as completed and leased development properties and additional leasing and capital improvements in our operating properties. The increase from 2010 to 2011 is primarily due to additional depreciation and amortization expenses associated with the properties acquired through the Merger and PEPR Acquisition, completed and leased development properties and increased leasing activity.

Earnings from Unconsolidated Entities, Net

We recognized net earnings of $31.7 million, $59.9 million and $23.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. These earnings relate to our investment in unconsolidated entities that are accounted for on the equity method. The earnings decreased in 2012 from 2011 due to the consolidation of PEPR and the Co-Investment Venture Acquisitions, as such ventures were previously accounted for under the equity method. This decrease was partially offset by earnings from investments acquired through the Merger. In 2012, we recorded a loss of $9.3 million for our share of a loss on the early extinguishment of debt in Prologis North American Industrial Fund III. The primary reason for the increase in 2011 over 2010 is due to the investments we acquired through the Merger, partially offset by the consolidation of PEPR. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity; and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollars, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See discussion of our portfolio results in the section, “Portfolio Information”. See also Note 6 to our Consolidated Financial Statements in Item 8 for further breakdown of our share of net earnings recognized.

We expect increases in earnings from unconsolidated entities in 2013 due to our share of net earnings from NPR and PELP that we expect to recognize after contributions made in 2013.

Interest Expense

Interest expense from continuing operations included the following components (in thousands) for the years ended December 31:

	2012	2011	2010
Gross interest expense	$580,787	$500,019	$435,289
Amortization of discount (premium), net	(36,687)	228	47,136
Amortization of deferred loan costs	16,781	20,476	32,402

Interest expense before capitalization	560,881	520,723	514,827
Capitalized amounts	(53,397)	(52,651)	(53,661)

Net interest expense	$507,484	$468,072	$461,166

Gross interest expense increased in 2012 and 2011 from the previous year primarily due to higher debt levels as a result of the Merger, the PEPR Acquisition and the Co-Investment Venture Acquisitions in 2012, partially offset by lower effective borrowing costs and replacement of debt at lower rates.

Although our strategic objective is to reduce our debt and leverage with proceeds from property dispositions, we temporarily increased our debt in 2012 by $1.4 billion from the Co-Investment Venture Acquisitions. We plan to pay down debt with the proceeds from the contribution of properties in early 2013 and disposition of properties in 2013. As a result of the Merger and PEPR Acquisition, we added approximately $5.9 billion of debt at fair value at the beginning of June 2011 and approximately seven months of related interest expense in 2011, which increased our debt balance as of December 31, 2011 to $11.4 billion. See Note 10 to our Consolidated Financial Statements in Item 8 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Our weighted average effective borrowing cost was 4.6%, 5.6% and 6.5% for the years ended December 31, 2012, 2011 and 2010, respectively. Our future interest expense, both gross interest and the portion capitalized, will vary depending on, among other things, our effective borrowing rate and the level of our development activities.

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

In 2012, 2011 and 2010, we recorded impairment charges of $16.1 million, $126.4 million and $44.3 million, respectively, on certain of our investments in and advances to unconsolidated entities, notes receivable and other assets, as we did not believe these amounts to be recoverable based on the present value of the estimated future cash flows associated with these assets, including estimated sales proceeds, or we believed the decline in fair value to be other than temporary.

See Notes 2 and 16 to our Consolidated Financial Statements in Item 8 for further information on our process with regard to analyzing the recoverability of goodwill and other assets.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

In 2012, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $305.6 million, which included $294.2 million of gains related to the Co-Investment Venture Acquisitions and $11.4 million of gains principally related to contribution activity. We received proceeds of $381.9 million from the contribution of 25 properties aggregating 4.8 million square feet.

During 2011, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $111.7 million. This included gains recognized in the second quarter related to the PEPR Acquisition ($85.9 million) and the acquisition of our partner’s interest in one of our other unconsolidated joint ventures in Japan ($13.5 million). The gains represent the adjustment to fair value of our equity investments at the time we gained control and consolidated the entities. The contribution activity in 2011 resulted in cash proceeds of $590.8 million and net gains of $12.3 million.

During 2010, we recognized net gains on dispositions of investments in real estate in continuing operations of $28.5 million, which related to the contribution of land and operating properties to unconsolidated entities ($58.3 million gain), additional proceeds from contributions we made to PEPF II in 2009 based on valuations received as of December 31, 2010 and our contribution agreement with the venture ($27.4 million gain) and the sale of land parcels to third parties ($7.4 million gain), offset by a loss of $64.6 million related to the sale of certain unconsolidated entities.

The 2010 contribution activity resulted in cash proceeds of $469.7 million related to the contribution of development properties aggregating 2.1 million square feet and land to unconsolidated entities, and the sale of 90% of two development properties in Japan aggregating 1.3 million square feet. We continue to own 10% of the Japan properties, which are accounted for under the equity method of accounting, and we continue to manage the properties.

If we realize a gain on contribution or sale of a property to an unconsolidated entity, we recognize the portion attributable to the third party ownership in the entity. If we realize a loss on contribution, we recognize the full amount as soon as it is known. Due to our continuing involvement through our ownership in the unconsolidated entity, these dispositions are not included in discontinued operations.

Foreign Currency and Derivative Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Loss, Net in our Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange gains of $7.4 million in 2012, and losses of $5.9 million and $11.5 million in 2011 and 2010, respectively, related to the remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the remeasurement of intercompany loans between the United States parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollar to the euro, Japanese yen and British pound sterling. In addition, we recognized net foreign currency exchange losses of $5.6 million, and gains of $2.1 million and $0.4 million from the settlement of transactions with third parties during December 31, 2012, 2011 and 2010, respectively.

We recognized an unrealized loss of $22.3 million in 2012 and an unrealized gain of $45.0 million in 2011 on the derivative instrument (exchange feature) related to our exchangeable senior notes, which became exchangeable at the time of the Merger.

Gains (Losses) on Early Extinguishment of Debt, Net

During the years ended December 31, 2012, 2011 and 2010, we purchased portions of several series of senior notes, senior exchangeable notes and Eurobonds outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $14.1 million in 2012, gains of $0.3 million in 2011, and losses of $201.5 million in 2010. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees. Included in this amount in 2012 are losses that were included in Other Comprehensive Income (Loss) in our Consolidated Statements of Comprehensive Income (Loss) related to hedge transactions and were deemed unrecoverable in the fourth quarter of 2012. These hedges were associated with debt that is expected to be repaid before maturity in Europe with the proceeds from the contributions to PELP in early 2013. See Note 10 to our Consolidated Financial Statements in Item 8 for more information regarding our debt repurchases.

Income Tax Benefit (Expense)

During the years ended December 31, 2012, 2011 and 2010, our current income tax expense was $17.9 million, $21.6 million and $21.7 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.

In 2012, 2011 and 2010, we recognized a net deferred tax benefit of $14.3 million, $19.8 million and $52.2 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the United States or in foreign jurisdictions. The deferred tax benefit recorded during 2010 is primarily due to impairment charges recorded to the book basis of real estate properties and investments in unconsolidated entities, net operating loss (“NOL”) carryforwards recorded for certain jurisdictions, and the reversal of deferred tax liabilities related to built-in-gains. In addition, during the second quarter of 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized. The deferred tax benefit was partially offset by an increase to the valuation allowance in certain jurisdictions because we could not sustain a conclusion that it was more likely than not that we could realize the deferred tax assets and NOL carryforwards.

Our income taxes are discussed in more detail in Note 17 to our Consolidated Financial Statements in Item 8.

Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations that have been classified as discontinued operations are reported separately in our Consolidated Financial Statements in Item 8.

During 2012, 2011 and 2010, we disposed of land subject to ground leases and 200, 94 and 205 operating properties, respectively, to third parties that met the requirements to be classified as discontinued operations. We recognized aggregate net gains on these transactions, net of impairment charges, of $35.1 million, $58.6 million and $234.6 million during 2012, 2011 and 2010, respectively. The results of operations of these properties for 2012, 2011 and 2010 were $27.6 million, $50.6 million and $96.5 million, respectively.

See Notes 4 and 9 to our Consolidated Financial Statements in Item 8.

Other Comprehensive Income (Loss) – Foreign Currency Translation Losses, Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Losses, Net in our Consolidated Statements of Comprehensive Income (Loss).

During 2012, we recorded unrealized net losses of $79.0 million as the Japanese yen rates weakened to the U.S. dollar by 10.1% from December 31, 2011 to December 31, 2012, offset slightly by the euro and British pound sterling slightly strengthening against the U.S. dollar during the same period. During 2011, we recorded unrealized net losses of $192.6 million as the euro and British pound sterling remained relatively flat from December 31, 2010 to December 31, 2011, but both weakened to the U.S. dollar from the Merger and PEPR Acquisition date to December 31, 2011. These losses were offset slightly by the strengthening of the Japanese yen to the U.S. dollar during 2011. During 2010, we recognized unrealized net losses of $45.2 million mainly as a result of the weakening of the euro and British pound sterling to the U.S. dollar, offset by the Japanese yen strengthening against the U.S. dollar, from the beginning of the year to December 31, 2010.

Portfolio Information

Our total owned and managed properties includes operating industrial properties but not properties under development, properties held for sale or non-industrial properties and was as follows as of December 31 (square feet in thousands):

	2012		2011		2010
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,853	316,347	1,797	291,051	985	168,547
Unconsolidated	1,163	208,753	1,403	267,752	1,179	255,367

Totals	3,016	525,100	3,200	558,803	2,164	423,914

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties from our consolidated portfolio, and properties owned by the co-investment ventures (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”), including those owned and managed by AMB prior to the Merger, in our same store analysis. We have defined the same store portfolio, for the three months ended December 31, 2012, as those properties that were in operation at January 1, 2011 and have been in operation throughout the same three-month periods in both 2012 and 2011. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended December 31, 2012, included 502.0 million of aggregated square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income and recoveries less rental expenses) for the full year, as included in our Consolidated Statements of Operations in Item 8, to the respective amounts in our same store portfolio analysis (dollars in thousands).

	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
2012
Rental income and recoveries	$445,405	$470,388	$471,688	$481,743	$1,869,224
Rental expenses	119,278	126,746	127,779	131,696	505,499

Net operating income	$326,127	$343,642	$343,909	$350,047	$1,363,725

2011
Rental income and recoveries	$187,931	$268,429	$423,286	$415,226	$1,294,872
Rental expenses	57,680	73,667	117,043	110,169	358,559

Net operating income	$130,251	$194,762	$306,243	$305,057	$936,313

	For the Three Months Ended December 31,
	2012	2011	Percentage Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$387,299	$332,721
Rental recoveries per our Consolidated Statements of Operations	94,444	82,505
Adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(31,849)	(16,711)
Effect of changes in foreign currency exchange rates and other	(227)	(7,748)
Unconsolidated entities:
Rental income of properties managed by us and owned by our unconsolidated entities	318,070	363,190

Same store portfolio – rental income (2)(3)	$767,737	$753,957	1.8%
Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$131,696	$110,169
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(8,246)	(8,287)
Effect of changes in foreign currency exchange rates and other	1,302	579
Unconsolidated entities:
Rental expenses of properties managed by us and owned by our unconsolidated entities	83,927	93,018

Adjusted same store portfolio – rental expenses (3)(4)	$208,679	$195,479	6.8%
Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$350,047	$305,057
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(23,603)	(8,424)
Effect of changes in foreign currency exchange rates and other	(1,529)	(8,327)
Unconsolidated entities:
Net operating income of properties managed by us and owned by our unconsolidated entities	234,143	270,172

Adjusted same store portfolio – net operating income (3)	$559,058	$558,478	0.1%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the limited partnership units of the Operating Partnership, we expect our primary cash needs will consist of the following:

•	repayment of debt including payments on our credit facilities and scheduled principal payments in 2013 of $1.5 billion;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

•

depending on market and other conditions, acquisition of operating properties and/or portfolios of operating properties in global or regional markets for direct, long-term investment (this might include acquisitions from our co-investment ventures); and

•

depending on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, we may repurchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise.

(a)	As of December 31, 2012, we had 45 properties in our development portfolio that were 57.4% leased with a current investment of $959.6 million and a total expected investment of $1.7 billion when completed and leased, leaving $759.3 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($100.8 million at December 31, 2012);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to current or future co-investment ventures, including our planned contributions to NPR and PELP;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.2 billion available as of December 31, 2012), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of December 31, 2012, we had $11.8 billion of debt. During 2012 we temporarily increased our debt by $1.4 billion as part of the Co-Investment Venture Acquisitions and the issuance of $493.1 million of new debt, offset partially by repayments of debt.

As of December 31, 2012, we had credit facilities with an aggregate borrowing capacity of $2.1 billion, of which $1.2 billion was available remaining capacity.

As of December 31, 2012, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

In February 2013, we entered into a $500 million bridge loan under which we can borrow in U.S. dollar, euro or yen. We borrowed ¥20 billion under the bridge loan to make our initial cash investment in NPR. As discussed earlier, on February 14, 2013 we closed on the contribution of properties to NPR and received ¥153 billion ($1.7 billion) in net cash proceeds, which were used to pay down existing secured mortgage debt on the properties being contributed, the borrowings outstanding on this bridge loan and the remainder will be used to repay the outstanding borrowings on our credit facilities.

In connection with the PELP contribution, we expect to use the proceeds to further reduce debt and to fund our development and acquisition activities.

See Note 10 to our Consolidated Financial Statements in Item 8 for further information on our debt.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe, Mexico and Japan to certain co-investment ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. Generally the venture obtains financing for the properties and therefore the equity commitment is less than the acquisition price of the real estate. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period.

The following table is a summary of remaining equity commitments as of December 31, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$-	Open-Ended	(1)
Venture Partners	$30.0

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$54.5	February 2014
Venture Partner	$309.0

Prologis China Logistics Venture 1
Prologis	$68.6	March 2015
Venture Partner	$388.7

Total Unconsolidated
Prologis	$147.7
Venture Partner	$825.8

Prologis Brazil Fund
Prologis	$118.5	December 2013
Venture Partner	$118.5

Total Consolidated
Prologis	$118.5
Venture Partner	$118.5

Grand Total
Prologis	$266.2
Venture Partners	$944.3

(1)	We secured $295.5 million in commitments from third parties in 2012 in order to fund future acquisitions from us and third parties that meet the venture’s investment strategy, or to pay down existing debt. During 2012, the venture called capital of $265.5 million from these investors primarily to fund third party acquisitions.

(2)	These equity commitments will be called only if needed to pay outstanding debt of the venture. The relevant debt was due in 2012, which was automatically extended until the third quarter of 2013. There is also an option to extend until the third quarter of 2014.

(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During 2012, this venture acquired two buildings from third parties with capital previously called. Also during 2012, this venture called capital of €136.0 million ($178.6 million) of which €20.4 million ($26.8 million) represented our share to fund the contribution of nine buildings from us and the acquisition of one building from a third party.

For more information on our unconsolidated co-investment ventures, see Note 6 to our Consolidated Financial Statements in Item 8.

Cash Provided by Operating Activities

Net cash provided by operating activities was $463.5 million, $207.1 million and $240.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, cash provided by operating activities was less than the cash dividends paid on common and preferred stock by $104.3 million, $207.0 million and $65.3 million, respectively. We used proceeds from the disposition of real estate properties ($2.0 billion in 2012, $1.6 billion in both 2011 and 2010) to fund dividends on common and preferred stock not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the years ended December 31, 2012, 2011 and 2010, investing activities provided net cash of $529.6 million, used net cash of $233.1 million and provided net cash of $733.3 million, respectively. The following are the significant activities for all periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $2.0 billion in 2012 and $1.6 billion in both 2011 and 2010. In 2012, we disposed of land, land subject to ground leases and 200 operating properties and contributed 25 operating properties to unconsolidated entities. We have a stated objective to reduce debt that we expect to achieve in part with proceeds received from sales and contributions of properties and, therefore, expect this activity to continue. In 2011, we disposed of land, land subject to ground leases and 94 operating properties that included the majority of our non-industrial assets and contributed 57 operating properties to unconsolidated entities. In 2010, we disposed of land and 205 operating properties and contributed 9 operating properties to unconsolidated entities.

•

In 2012, 2011 and 2010, we invested $793.3 million, $811.0 million and $324.5 million, respectively, in real estate development and leasing costs for first generation leases. We have 30 properties under development and 15 properties that are completed but not stabilized as of December 31, 2012 and we expect to continue to develop new properties as the opportunities arise.

•

We invested $214.2 million, $144.1 million and $85.8 million in our operating properties during 2012, 2011 and 2010, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased. The increase in 2012 is primarily a result of our larger portfolio from the Merger, PEPR Acquisition and Co-Investment Venture Acquisitions and our significant leasing activity.

•

In 2012, we acquired 1,537 acres of land and 12 operating properties aggregating 1.6 million square feet for a combined total of $254.4 million. In 2011, we acquired 78 acres of land and 8 operating properties aggregating 1.5 million square feet for a combined total of $214.8 million. In 2010, we acquired 33 acres of land and 10 operating properties aggregating 2.4 million square feet for a combined total of $133.7 million.

•

In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. Also in 2012, we paid $47.8 million in connection with the acquisition of two of our unconsolidated entities.

•

In 2012, 2011 and 2010, we invested cash of $165.0 million, $37.8 million and $335.4 million, respectively, in unconsolidated entities net of repayment of advances by the entities. Our investment in 2012 primarily relates to an increase in our unconsolidated joint ventures in Brazil.

•

We received distributions from unconsolidated entities as a return of investment of $291.7 million, $170.2 million and $220.2 million during 2012, 2011 and 2010, respectively. We received $95.0 million during 2012, which represented a return of capital, from one of our other joint ventures that held a note receivable that was repaid during the year.

•

In 2012 we received a full redemption of a $55.0 million note receivable that was issued in 2011 through the sale of non-industrial assets. In 2010, we invested $188.0 million in a preferred equity interest in a subsidiary of a buyer of a portfolio of assets and we purchased an $81.0 million loan to NAIF II from the lender.

•	In connection with the Merger in 2011, we acquired $234.0 million in cash.

•

During the second quarter of 2011, we used $1.0 billion of cash to purchase units in PEPR. The acquisition was funded with borrowings on a new €500 million bridge facility (“PEPR Bridge Facility”), put in place for the acquisition, and borrowings under our other credit facilities that were subsequently paid from our equity offering (see below for more detail).

For the years ended December 31, 2012, 2011 and 2010, financing activities used net cash of $1.1 billion, provided net cash of $163.3 million and used net cash of $1.0 billion, respectively. The following are the significant activities for all periods presented:

•

In 2012, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans, and secured mortgage and other debt of consolidated entities for $1.7 billion. In 2011 and 2010, we repurchased and extinguished senior notes, exchangeable senior notes and secured mortgage debt for $894.2 million and $3.1 billion, respectively.

•

In 2012, we incurred $1.4 billion of debt, principally secured mortgage debt and senior term loan debt. We used the proceeds from the senior term loan to pay off the two outstanding term loans assumed in connection with the Merger and the remainder to pay down borrowings on our credit facilities. In 2011, we incurred $577.9 million in secured mortgage debt and borrowed $721.0 million on the PEPR Bridge Facility. In 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of exchangeable senior notes due 2015. The proceeds were used to repay borrowings under our credit facilities. We also incurred $300.3 million in secured mortgage debt.

•

We received net proceeds on our credit facilities of $9.1 million in 2012 and borrowed a net $37.6 million and $246.3 million in 2011 and 2010, respectively. In connection with the Merger in 2011, we repaid the outstanding balance under our existing global line of credit and entered into new credit facilities.

•

We made net payments of $196.7 million, $975.5 million and $257.5 million on regularly scheduled debt principal and maturity payments during 2012, 2011 and 2010, respectively. In 2011, we used $711.8 million in proceeds from our equity offering to repay the amounts borrowed under the PEPR Bridge Facility. Additionally, 2011 activity included the repayment of €101.3 million ($146.8 million) of the euro notes that matured in April 2011.

•

We generated proceeds from the issuance of common stock under our incentive stock plans, principally stock options, of $31.0 million in 2012. We had minimal activity in 2011. We generated proceeds from the sale and issuance of common stock under our various common share plans of $30.8 million during 2010, primarily from our at-the-market equity issuance program. The at-the-market equity program was terminated in connection with the Merger.

•

We paid distributions of $520.3 million, $387.1 million and $280.7 million to our common stockholders during 2012, 2011 and 2010, respectively. We paid dividends on our preferred stock of $47.6 million, $27.0 million and $25.4 million during 2012, 2011 and 2010, respectively.

•

As part of the liquidation of PEPR, we made payments of $117.3 million in 2012 to purchase additional units of PEPR. Also in 2012, we purchased shares in Prologis Institutional Alliance Fund II for $14.1 million and our partner’s interest in certain properties in the Brazil Fund of $4.4 million and redeemed units of our limited partners in the Operating Partnership for cash of $5.8 million.

•

In 2012 and 2011, noncontrolling interest partners made contributions of $70.8 million and $123.9 million, respectively, primarily for the purchase of real estate properties by our consolidated co-investment venture, Mexico Fondo Logistico. In addition, we distributed $44.1 million and $17.4 million to various noncontrolling interests in 2012 and 2011, respectively.

•

In June 2011, we completed an equity offering and issued 34.5 million shares of common stock and received net proceeds of approximately $1.1 billion. The proceeds were used to repay the PEPR Bridge Facility completely and the remainder was used to repay a portion of the borrowings outstanding under our credit facilities. In 2010, we received net proceeds of $1.1 billion from the issuance of 41.1 million common shares.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at December 31, 2012 of $2.0 billion. These unconsolidated ventures had total third party debt of $7.2 billion (in the aggregate, not our proportionate share) at December 31, 2012. This debt is primarily secured or collateralized by properties within the venture and is non-recourse to Prologis or the other investors in the co-investment ventures and matures as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Discount/ Premium	Total (1)	Prologis Ownership % at 12/31/12
Prologis North American Industrial Fund	$80.0	$-	$108.7	$444.0	$205.0	$354.5	$-	$1,192.2	23.1%
Prologis North American Industrial Fund III (2)	502.4	146.2	-	-	-	-	(0.8)	647.8	20.0%
Prologis Targeted U.S. Logistics Fund (3)	187.1	103.3	180.2	241.5	14.2	823.2	16.6	1,566.1	23.9%
Prologis Mexico Industrial Fund	-	-	-	-	214.1	-	-	214.1	20.0%
Prologis SGP Mexico	62.5	3.9	4.1	144.8	-	-	-	215.3	21.6%
Prologis European Properties Fund II	84.7	574.0	258.9	233.8	66.5	520.3	(4.1)	1,734.1	29.7%
Prologis Targeted Europe Logistics Fund	9.6	395.2	232.1	2.3	2.5	-	8.4	650.1	32.4%
Prologis Japan Fund 1 (4)	478.6	2.4	4.1	110.4	249.5	-	3.9	848.9	20.0%
Prologis China Logistics Venture 1	-	-	-	124.0	-	-	-	124.0	15.0%

Total co-investment ventures	$1,404.9	$1,225.0	$788.1	$1,300.8	$751.8	$1,698.0	$24.0	$7,192.6

(1)	As of December 31, 2012, we had guaranteed $30.4 million of the third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

(2)	This venture is working with the lender to extend the maturity of this debt and may also sell properties and use the proceeds to repay debt.

(3)	This venture expects to pay 2013 maturities through asset sales, equity contributions and the issuance of new debt.

(4)	This venture expects to sell certain properties in 2013 and use the proceeds to repay debt.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2012 as follows (in millions):

	Payments Due By Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Debt obligations, other than credit facilities	$1,476	$3,580	$2,335	$3,445	$10,836
Interest on debt obligations, other than credit facilities	483	764	558	432	2,237
Unfunded commitments on the development portfolio (1)	546	213	-	-	759
Operating lease payments	38	71	58	385	552
Amounts due on credit facilities	-	889	-	-	889
Interest on credit facilities	16	11	-	-	27

Totals	$2,559	$5,528	$2,951	$4,262	$15,300

(1)	We had properties in our development portfolio (completed and under development) at December 31, 2012 with a total expected investment of $1.7 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs that we will incur as the property is leased.

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

In 2012, we paid a quarterly cash dividend of $0.28 per common share. A cash dividend of $0.28 for the first quarter of 2013 was declared on February 27, 2013. This dividend will be paid on March 29, 2013 to holders of common shares on March 12, 2013. Our future common stock dividends may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At December 31, 2012, we had seven series of preferred stock outstanding. The annual dividend rates on preferred stock are 6.5% per Series L share, 6.75% per Series M share, 7.0% per Series O share, 6.85% per Series P share, 8.54% per Series Q share, 6.75% per Series R share and 6.75% per Series S share. The dividends on preferred stock are payable quarterly in arrears.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We utilized the qualitative assessment for our 2012 annual impairment test.

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

Other than Temporary Impairment of Investments in Unconsolidated Entities

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

Revenue Recognition – Gains on Disposition of Real Estate

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the entity that acquires the assets. We also make judgments regarding recognition in earnings of certain fees and incentives based on when they are earned, fixed and determinable.
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

Derivative Financial Instruments

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

For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings. Derivatives not designated as hedges are not speculative and may be used to manage our exposure to foreign currency fluctuations and variable interest rates but do not meet the strict hedge accounting requirements.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions and impairment charges of land and development properties, as well as our proportionate share of the gains and losses from dispositions and impairment charges recognized by our unconsolidated entities, in our definition of FFO.

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

FFO, as defined by Prologis

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

Core FFO

In addition to FFO, as defined by Prologis, we also use Core FFO. To arrive at Core FFO, we adjust FFO, as defined by Prologis, to exclude the following recurring and non-recurring items that we recognized directly or our share recognized by our unconsolidated entities to the extent they are included in FFO, as defined by Prologis:

(i)	gains or losses from acquisition, contribution or sale of land or development properties;
(ii)	income tax expense related to the sale of investments in real estate;
(iii)	impairment charges recognized related to our investments in real estate (either directly or through our investments in unconsolidated entities) generally as a result of our change in intent to contribute or sell these properties;
(iv)	impairment charges of goodwill and other assets;
(v)	gains or losses from the early extinguishment of debt;
(vi)	merger, acquisition and other integration expenses; and
(vii)	expenses related to natural disasters.

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

We have also adjusted for some non-recurring items. The merger, acquisition and other integration expenses include costs we incurred in 2011 and 2012 associated with the Merger and PEPR Acquisition and the integration of our systems and processes. We have not adjusted for the acquisition costs that we have incurred as a result of routine acquisitions but only the costs associated with significant business combinations that we would expect to be infrequent in nature. Similarly, the expenses related to the natural disaster in Japan that we recognized in 2011 are a rare occurrence but we may incur similar expenses again in the future.

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the years ended December 31 as follows (in thousands).

	2012	2011	2010
FFO:
Reconciliation of net loss to FFO measures:
Net loss attributable to common stockholders	$(80,946)	$(188,110)	$(1,295,920)
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	721,436	533,854	278,781
Impairment charges on certain real estate properties	34,801	5,300	126,987
Net gain on non-FFO dispositions and acquisitions	(222,752)	(7,338)	(179,679)
Reconciling items related to noncontrolling interests	(27,680)	(19,889)	-
Our share of reconciling items included in earnings from unconsolidated entities	127,323	147,608	141,721

Subtotal-NAREIT defined FFO	552,182	471,425	(928,110)

Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	14,892	(39,034)	11,487
Deferred income tax benefit	(8,804)	(19,803)	(52,223)
Our share of reconciling items included in earnings from unconsolidated entities	(5,835)	(900)	(5,351)

FFO, as defined by Prologis	552,435	411,688	(974,197)
Impairment charges	264,844	145,028	1,110,072
Natural disaster expenses	-	5,210	-
Merger, acquisition and other integration expenses	80,676	140,495	-
Gains on acquisitions and dispositions of investments in real estate, net	(121,303)	(117,800)	(110,786)
Loss (gain) on early extinguishment of debt	14,114	(258)	201,486
Income tax expense on dispositions	-	7,331	10,783
Our share of reconciling items included in earnings from unconsolidated entities	23,097	2,223	-

Core FFO	$813,863	$593,917	$237,358

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

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of December 31, 2012, we had a total of $3.3 billion of variable rate debt outstanding, of which $0.9 billion was outstanding on our credit facilities, $0.6 billion was outstanding under a multi-currency senior term loan and $1.8 billion was outstanding secured mortgage debt. As of December 31, 2012, we have entered into interest rate swap agreements to fix $1.3 billion of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap agreements is created by the variable rate credit facilities, senior term loan and selected secured mortgage debt. During the year ended December 31, 2012, we had weighted average daily outstanding borrowings of $1.2 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our outstanding balances during the period, the impact was $2.0 million, which equates to a change in interest rates of 17 basis points.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income and net investment of our foreign subsidiaries into U.S. dollar, principally euro, British pound sterling and Japanese yen, especially to the extent we wish to repatriate funds to the United States. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts or other forms of hedging instruments to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign consolidated subsidiaries and unconsolidated entities. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position. We may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates. In fourth quarter 2012, we entered into foreign currency forward contracts that expire in April 2013 with an aggregate notional amount of €1.0 billion ($1.3 billion using the forward rate of 1.30) to further hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro by 10% would result in a $130.0 million positive or negative change, respectively, in our cash flows upon settlement of the forward contract. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives will be recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. We may enter into similar agreements in the future to further hedge our investment in Europe or other jurisdictions.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At December 31, 2012, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2012 and 2011, our Consolidated Statements of Operations, Comprehensive Income (Loss), Equity/Capital and Cash Flows for each of the years in the three-year period ended December 31, 2012, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 24 of our Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2012, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted as of December 31, 2012 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2012, the internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2012, there were no significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted as of December 31, 2012 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2012, the internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The information required by this item is incorporated herein by reference to the descriptions under the captions “Election of Directors — Nominees,” Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Certain Information with Respect to Executive Officers, “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” and “Board of Directors and Committees — Audit Committee” in our 2013 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Directors and Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Security Ownership” and “Equity Compensation Plans” in our 2013 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Stockholders, Directors, Nominees, and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our 2013 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2013 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

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

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 128 to 134 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 49 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited the accompanying consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of Prologis, Inc.’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited the accompanying consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prologis, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prologis, L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of Prologis, L.P.’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prologis, Inc.:

We have audited Prologis, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Prologis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

We have audited Prologis, L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prologis, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prologis, L.P.’s internal control over financial reporting based on our audit.

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

In our opinion, Prologis, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 27, 2013

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Investments in real estate properties	$25,809,123	$24,787,537
Less accumulated depreciation	2,480,660	2,157,907

Net investments in real estate properties	23,328,463	22,629,630
Investments in and advances to unconsolidated entities	2,195,782	2,857,755
Notes receivable backed by real estate	188,000	322,834
Assets held for sale	26,027	444,850

Net investments in real estate	25,738,272	26,255,069

Cash and cash equivalents	100,810	176,072
Restricted cash	176,926	71,992
Accounts receivable	171,084	147,999
Other assets	1,123,053	1,072,780

Total assets	$27,310,145	$27,723,912

LIABILITIES AND EQUITY
Liabilities:
Debt	$11,790,794	$11,382,408
Accounts payable and accrued expenses	611,770	639,490
Other liabilities	1,115,911	1,225,548
Liabilities related to assets held for sale	18,334	20,992

Total liabilities	13,536,809	13,268,438

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	582,200	582,200
Common stock; $0.01 par value; 461,770 shares and 459,401 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4,618	4,594
Additional paid-in capital	16,411,855	16,349,328
Accumulated other comprehensive loss	(233,563)	(182,321)
Distributions in excess of net earnings	(3,696,093)	(3,092,162)

Total Prologis, Inc. stockholders’ equity	13,069,017	13,661,639
Noncontrolling interests	704,319	793,835

Total equity	13,773,336	14,455,474

Total liabilities and equity	$27,310,145	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011, 2010

(In thousands, except per share amounts)

	2012	2011	2010
Revenues:
Rental income	$1,495,202	$1,030,670	$549,605
Rental recoveries	374,022	264,202	150,500
Private capital revenue	126,779	137,619	122,526
Development management and other income	9,958	18,836	17,521

Total revenues	2,005,961	1,451,327	840,152

Expenses:
Rental expenses	505,499	358,559	199,199
Private capital expenses	63,820	54,962	40,659
General and administrative expenses	228,068	195,161	165,981
Merger, acquisition and other integration expenses	80,676	140,495	-
Impairment of real estate properties	252,914	21,237	736,612
Depreciation and amortization	739,981	552,849	294,867
Other expenses	26,556	24,031	16,355

Total expenses	1,897,514	1,347,294	1,453,673

Operating income (loss)	108,447	104,033	(613,521)

Other income (expense):
Earnings from unconsolidated entities, net	31,676	59,935	23,678
Interest expense	(507,484)	(468,072)	(461,166)
Impairment of goodwill and other assets	(16,135)	(126,432)	(412,745)
Interest and other income, net	22,878	12,008	15,847
Gains on acquisitions and dispositions of investments in real estate, net	305,607	111,684	28,488
Foreign currency and derivative gains (losses), net	(20,497)	41,172	(11,081)
Gain (loss) on early extinguishment of debt, net	(14,114)	258	(201,486)

Total other income (expense)	(198,069)	(369,447)	(1,018,465)

Loss before income taxes	(89,622)	(265,414)	(1,631,986)
Current income tax expense	17,870	21,579	21,724
Deferred income tax benefit	(14,290)	(19,803)	(52,223)

Total income tax expense (benefit)	3,580	1,776	(30,499)

Loss from continuing operations	(93,202)	(267,190)	(1,601,487)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	27,632	50,638	96,460
Net gains on dispositions, including related impairment charges and taxes	35,098	58,614	234,574

Total discontinued operations	62,730	109,252	331,034

Consolidated net loss	(30,472)	(157,938)	(1,270,453)
Net loss (earnings) attributable to noncontrolling interests	(9,248)	4,524	(43)

Net loss attributable to controlling interests	(39,720)	(153,414)	(1,270,496)
Less preferred stock dividend	41,226	34,696	25,424

Net loss attributable to common stockholders	$(80,946)	$(188,110)	$(1,295,920)

Weighted average common shares outstanding - Basic	459,895	370,534	219,515
Weighted average common shares outstanding - Diluted	459,895	370,534	219,515
Net earnings (loss) per share attributable to common stockholders - Basic:
Continuing operations	$(0.32)	$(0.80)	$(7.41)
Discontinued operations	0.14	0.29	1.51

Net loss per share attributable to common stockholders - Basic	$(0.18)	$(0.51)	$(5.90)

Net earnings (loss) per share attributable to common stockholders - Diluted:
Continuing operations	$(0.32)	$(0.80)	$(7.41)
Discontinued operations	0.14	0.29	1.51

Net loss per share attributable to common stockholders - Diluted	$(0.18)	$(0.51)	$(5.90)

Dividends per common share	$1.12	$1.06	$1.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Consolidated net loss	$(30,472)	$(157,938)	$(1,270,453)
Other comprehensive income (loss):
Foreign currency translation losses, net	(79,014)	(192,591)	(45,248)
Unrealized gain (loss) and amortization on derivative contracts, net	17,986	(8,166)	(3,143)

Comprehensive loss	(91,500)	(358,695)	(1,318,844)
Net loss (earnings) attributable to noncontrolling interests	(9,248)	4,524	(43)
Other comprehensive loss attributable to noncontrolling interest	9,786	21,596	2,933

Comprehensive loss attributable to common stockholders	$(90,962)	$(332,575)	$(1,315,954)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Earnings	Non- controlling Interests	Total Equity
		Number of Shares	Par Value
Balance as of January 1, 2010	$350,000	211,666	$2,117	$8,527,492	$42,298	$(934,583)	$19,962	$8,007,286
Consolidated net earnings (loss)	-	-	-	-	-	(1,270,496)	43	(1,270,453)
Issuances of stock in equity offering, net of issuance costs	-	41,069	411	1,086,873	-	-	-	1,087,284
Effect of common stock plans	-	1,725	17	56,595	-	-	-	56,612
Noncontrolling interests, issuances (conversions), net	-	22	-	600	-	-	(600)	-
Foreign currency translation losses, net	-	-	-	-	(42,315)	-	(2,933)	(45,248)
Unrealized loss and amortization on derivative contracts, net	-	-	-	-	(3,143)	-	-	(3,143)
Distributions	-	-	-	-	-	(310,643)	(1,340)	(311,983)

Balance as of December 31, 2010	$350,000	254,482	$2,545	$9,671,560	$(3,160)	$(2,515,722)	$15,132	$7,520,355
Consolidated net loss	-	-	-	-	-	(153,414)	(4,524)	(157,938)
Merger and PEPR Acquisition	232,200	169,626	1,696	5,552,412	-	-	751,068	6,537,376
Issuances of stock in equity offering, net of issuance costs	-	34,500	345	1,111,787	-	-	-	1,112,132
Effect of common stock plans	-	793	8	2,390	-	-	-	2,398
Capital contributions, net	-	-	-	-	-	-	94,020	94,020
Foreign currency translation losses, net	-	-	-	-	(170,995)	-	(21,596)	(192,591)
Unrealized loss and amortization on derivative contracts, net	-	-	-	-	(8,166)	-	-	(8,166)
Distributions and allocations	-	-	-	11,179	-	(423,026)	(40,265)	(452,112)

Balance as of December 31, 2011	$582,200	459,401	$4,594	$16,349,328	$(182,321)	$(3,092,162)	$793,835	$14,455,474
Consolidated net earnings (loss)	-	-	-	-	-	(39,720)	9,248	(30,472)
Adjustment to the Merger purchase price allocation	-	-	-	-	-	-	10,163	10,163
Effect of common stock plans	-	2,258	23	72,909	-	-	-	72,932
Noncontrolling interests, issuances (conversions), net	-	111	1	2,380	-	-	(2,381)	-
Capital contributions, net	-	-	-	-	-	-	74,447	74,447
Purchase of noncontrolling interests	-	-	-	(13,998)	-	-	(128,066)	(142,064)
Foreign currency translation losses, net	-	-	-	-	(69,155)	-	(9,859)	(79,014)
Unrealized gain and amortization on derivative contracts, net	-	-	-	-	17,913	-	73	17,986
Distributions and allocations	-	-	-	1,236	-	(564,211)	(43,141)	(606,116)

Balance as of December 31, 2012	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Operating activities:
Consolidated net loss	$(30,472)	$(157,938)	$(1,270,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-lined rents	(62,290)	(59,384)	(40,983)
Stock-based compensation awards, net	32,138	28,920	25,085
Depreciation and amortization	767,459	603,884	356,694
Earnings from unconsolidated entities, net	(31,676)	(59,935)	(23,678)
Distributions and changes in operating receivables from unconsolidated entities	6,581	58,981	79,671
Amortization of debt and lease intangibles	21,008	43,556	79,538
Non-cash Merger, acquisition and other integration expenses	17,581	20,290	-
Impairment of real estate properties and other assets	269,049	147,669	1,149,357
Net gains on dispositions, including related impairment charges, in discontinued operations	(43,008)	(61,830)	(234,574)
Gains on acquisitions and dispositions of investments in real estate, net	(305,607)	(111,684)	(28,488)
Loss (gain) on early extinguishment of debt, net	14,114	(258)	201,486
Unrealized foreign currency and derivative losses (gains), net	14,892	(38,398)	11,487
Deferred income tax benefit	(21,967)	(19,803)	(52,223)
Decrease (increase) in restricted cash, accounts receivable and other assets	(178,387)	(40,095)	63,701
Decrease in accounts payable and accrued expenses and other liabilities	(5,923)	(146,911)	(75,837)

Net cash provided by operating activities	463,492	207,064	240,783

Investing activities:
Real estate development activity	(793,349)	(811,035)	(324,471)
Real estate acquisitions	(254,414)	(214,759)	(133,654)
Tenant improvements and lease commissions on previously leased space	(133,558)	(88,368)	(57,240)
Non-development capital expenditures	(80,612)	(55,702)	(28,565)
Investments in and advances to unconsolidated entities, net	(165,011)	(37,755)	(335,396)
Return of investment from unconsolidated entities	291,679	170,158	220,195
Proceeds from dispositions of real estate properties	1,975,036	1,644,152	1,642,986
Proceeds from repayment of notes receivable backed by real estate and other notes receivable	55,000	6,450	18,440
Investments in notes receivable backed by real estate and advances on other notes receivable	-	(55,000)	(269,000)
Cash acquired in connection with the Merger	-	234,045	-
Acquisition of PEPR, net of cash received	-	(1,025,251)	-
Acquisition of NAIF II and other unconsolidated entities, net of cash received	(365,156)	-	-

Net cash provided by (used in) investing activities	529,615	(233,065)	733,295

Financing activities:
Proceeds from issuance of common stock, net	30,981	1,156,493	1,162,461
Dividends paid on common stock	(520,253)	(387,133)	(280,658)
Dividends paid on preferred stock	(47,581)	(26,965)	(25,416)
Noncontrolling interest contributions	70,820	123,924	-
Noncontrolling interest distributions	(44,070)	(17,378)	(1,610)
Purchase of noncontrolling interest	(142,064)	-	-
Debt and equity issuance costs paid	(10,963)	(77,241)	(76,580)
Net proceeds from (payments on) Credit Facilities	9,064	(37,558)	(246,280)
Repurchase of debt	(1,653,989)	(894,249)	(3,104,476)
Proceeds from the issuance of debt	1,433,254	1,298,891	1,860,299
Payments on debt	(196,710)	(975,466)	(257,502)

Net cash provided by (used in) financing activities	(1,071,511)	163,318	(969,762)

Effect of foreign currency exchange rate changes on cash	3,142	1,121	(1,044)
Net increase (decrease) in cash and cash equivalents	(75,262)	138,438	3,272
Cash and cash equivalents, beginning of year	176,072	37,634	34,362

Cash and cash equivalents, end of year	$100,810	$176,072	$37,634

See Note 23 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
ASSETS
Investments in real estate properties	$25,809,123	$24,787,537
Less accumulated depreciation	2,480,660	2,157,907

Net investments in real estate properties	23,328,463	22,629,630
Investments in and advances to unconsolidated entities	2,195,782	2,857,755
Notes receivable backed by real estate	188,000	322,834
Assets held for sale	26,027	444,850

Net investments in real estate	25,738,272	26,255,069
Cash and cash equivalents	100,810	176,072
Restricted cash	176,926	71,992
Accounts receivable	171,084	147,999
Other assets	1,123,053	1,072,780

Total assets	$27,310,145	$27,723,912
LIABILITIES AND CAPITAL
Liabilities:
Debt	$11,790,794	$11,382,408
Accounts payable and accrued expenses	611,770	639,490
Other liabilities	1,115,911	1,225,548
Liabilities related to assets held for sale	18,334	20,992

Total liabilities	13,536,809	13,268,438

Capital:
Partners’ capital:
General partner - preferred	582,200	582,200
General partner - common	12,486,817	13,079,439
Limited partners	51,194	58,613

Total partners’ capital	13,120,211	13,720,252
Noncontrolling interests	653,125	735,222

Total capital	13,773,336	14,455,474

Total liabilities and capital	$27,310,145	$27,723,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011, 2010

(In thousands, except per unit amounts)

	2012	2011	2010
Revenues:
Rental income	$1,495,202	$1,030,670	$549,605
Rental recoveries	374,022	264,202	150,500
Private capital revenue	126,779	137,619	122,526
Development management and other income	9,958	18,836	17,521

Total revenues	2,005,961	1,451,327	840,152

Expenses:
Rental expenses	505,499	358,559	199,199
Private capital expenses	63,820	54,962	40,659
General and administrative expenses	228,068	195,161	165,981
Merger, acquisition and other integration expenses	80,676	140,495	-
Impairment of real estate properties	252,914	21,237	736,612
Depreciation and amortization	739,981	552,849	294,867
Other expenses	26,556	24,031	16,355

Total expenses	1,897,514	1,347,294	1,453,673

Operating income (loss)	108,447	104,033	(613,521)
Other income (expense):
Earnings from unconsolidated entities, net	31,676	59,935	23,678
Interest expense	(507,484)	(468,072)	(461,166)
Impairment of goodwill and other assets	(16,135)	(126,432)	(412,745)
Interest and other income, net	22,878	12,008	15,847
Gains on acquisitions and dispositions of investments in real estate, net	305,607	111,684	28,488
Foreign currency and derivative gains (losses), net	(20,497)	41,172	(11,081)
Gain (loss) on early extinguishment of debt, net	(14,114)	258	(201,486)

Total other income (expense)	(198,069)	(369,447)	(1,018,465)

Loss before income taxes	(89,622)	(265,414)	(1,631,986)
Current income tax expense	17,870	21,579	21,724
Deferred income tax benefit	(14,290)	(19,803)	(52,223)

Total income tax expense (benefit)	3,580	1,776	(30,499)

Loss from continuing operations	(93,202)	(267,190)	(1,601,487)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	27,632	50,638	96,460
Net gains on dispositions, including related impairment charges and taxes	35,098	58,614	234,574

Total discontinued operations	62,730	109,252	331,034

Consolidated net loss	(30,472)	(157,938)	(1,270,453)
Net loss (earnings) attributable to noncontrolling interests	(9,410)	4,175	(43)

Net loss attributable to controlling interests	(39,882)	(153,763)	(1,270,496)
Less preferred unit distribution	41,226	34,696	25,424

Net loss attributable to common unitholders	$(81,108)	$(188,459)	$(1,295,920)

Weighted average common units outstanding - Basic	461,848	371,730	219,515

Weighted average common units outstanding - Diluted	461,848	371,730	219,515

Net earnings (loss) per unit attributable to common unitholders - Basic:
Continuing operations	$(0.32)	$(0.80)	$(7.41)
Discontinued operations	0.14	0.29	1.51

Net loss per unit attributable to common unitholders - Basic	$(0.18)	$(0.51)	$(5.90)

Net earnings (loss) per unit attributable to common unitholders - Diluted:
Continuing operations	$(0.32)	$(0.80)	$(7.41)
Discontinued operations	0.14	0.29	1.51

Net loss per unit attributable to common unitholders - Diluted	$(0.18)	$(0.51)	$(5.90)

Distributions per common unit	$1.12	$1.06	$1.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Consolidated net loss	$(30,472)	$(157,938)	$(1,270,453)
Other comprehensive income (loss):
Foreign currency translation losses, net	(79,014)	(192,591)	(45,248)
Unrealized gain (loss) and amortization on derivative contracts, net	17,986	(8,166)	(3,143)

Comprehensive loss	(91,500)	(358,695)	(1,318,844)
Net loss (earnings) attributable to noncontrolling interests	(9,410)	4,175	(43)
Other comprehensive loss attributable to noncontrolling interests	9,573	21,596	2,933

Comprehensive loss attributable to common unitholders	$(91,337)	$(332,924)	$(1,315,954)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests	Total
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount
Balance as of January 1, 2010	12,000	$350,000	211,666	$7,637,324	-	$-	$19,962	$8,007,286
Consolidated net earnings (loss)	-	-	-	(1,270,496)	-	-	43	(1,270,453)
Issuance of units in exchange for contributions of equity offering proceeds	-	-	41,069	1,087,284	-	-	-	1,087,284
Effect of REIT’s common stock plans	-	-	1,725	25,420	-	-	-	25,420
Noncontrolling interests, issuances (conversions), net	-	-	22	600	-	-	(600)	-
Foreign currency translation losses, net	-	-	-	(42,315)	-	-	(2,933)	(45,248)
Unrealized gain and amortization on derivative contracts, net	-	-	-	(3,143)	-	-	-	(3,143)
Costs of share-based compensation awards	-	-	-	31,192	-	-	-	31,192
Distributions	-	-	-	(310,643)	-	-	(1,340)	(311,983)

Balance as of December 31, 2010	12,000	$350,000	254,482	$7,155,223	-	$-	$15,132	$7,520,355
Consolidated net loss	-	-	-	(153,414)	-	(349)	(4,175)	(157,938)
Merger and PEPR Acquisition	9,300	232,200	169,626	5,554,108	2,059	70,141	680,927	6,537,376
Issuance of units in exchange for contributions of equity offering proceeds	-	-	34,500	1,112,132	-	-	-	1,112,132
Effect of REIT’s common stock plans	-	-	793	2,398	-	-	-	2,398
Capital contributions, net	-	-	-	-	-	-	94,020	94,020
Foreign currency translation losses, net	-	-	-	(170,995)	-	-	(21,596)	(192,591)
Unrealized loss and amortization on derivative contracts, net	-	-	-	(8,166)	-	-	-	(8,166)
Distributions and allocations	-	-	-	(411,847)	-	(11,179)	(29,086)	(452,112)

Balance as of December 31, 2011	21,300	$582,200	459,401	$13,079,439	2,059	$58,613	$735,222	$14,455,474
Consolidated net earnings (loss)	-	-	-	(39,720)	-	(162)	9,410	(30,472)
Adjustment to the Merger purchase price allocation	-	-	-	-	-	-	10,163	10,163
Effect of REIT’s common stock plans	-	-	2,258	72,932	-	-	-	72,932
Noncontrolling interests, issuances (conversions), net	-	-	111	2,381	-	-	(2,381)	-
Capital contributions, net	-	-	-	-	-	-	74,447	74,447
Purchase of noncontrolling interests	-	-	-	(13,998)	-	-	(122,258)	(136,256)
Foreign currency translation losses, net	-	-	-	(69,155)	-	(286)	(9,573)	(79,014)
Unrealized gain and amortization on derivative contracts, net	-	-	-	17,913	-	73	-	17,986
Distributions and allocations	-	-	-	(562,975)	(166)	(7,044)	(41,905)	(611,924)

Balance as of December 31, 2012	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	$653,125	$13,773,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Operating activities:
Consolidated net loss	$(30,472)	$(157,938)	$(1,270,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-lined rents	(62,290)	(59,384)	(40,983)
REIT stock-based compensation awards, net	32,138	28,920	25,085
Depreciation and amortization	767,459	603,884	356,694
Earnings from unconsolidated entities, net	(31,676)	(59,935)	(23,678)
Distributions and changes in operating receivables from unconsolidated entities	6,581	58,981	79,671
Amortization of debt and lease intangibles	21,008	43,556	79,538
Non-cash Merger, acquisition and other integration expenses	17,581	20,290	-
Impairment of real estate properties and other assets	269,049	147,669	1,149,357
Net gains on dispositions, including related impairment charges, in discontinued operations	(43,008)	(61,830)	(234,574)
Gains on acquisitions and dispositions of investments in real estate, net	(305,607)	(111,684)	(28,488)
Loss (gain) on early extinguishment of debt, net	14,114	(258)	201,486
Unrealized foreign currency and derivative losses (gains), net	14,892	(38,398)	11,487
Deferred income tax benefit	(21,967)	(19,803)	(52,223)
Decrease (increase) in restricted cash, accounts receivable and other assets	(178,387)	(40,095)	63,701
Decrease in accounts payable and accrued expenses and other liabilities	(5,923)	(146,911)	(75,837)

Net cash provided by operating activities	463,492	207,064	240,783

Investing activities:
Real estate development activity	(793,349)	(811,035)	(324,471)
Real estate acquisitions	(254,414)	(214,759)	(133,654)
Tenant improvements and lease commissions on previously leased space	(133,558)	(88,368)	(57,240)
Non-development capital expenditures	(80,612)	(55,702)	(28,565)
Investments in and advances to unconsolidated entities, net	(165,011)	(37,755)	(335,396)
Return of investment from unconsolidated entities	291,679	170,158	220,195
Proceeds from dispositions of real estate properties	1,975,036	1,644,152	1,642,986
Proceeds from repayment of notes receivable backed by real estate and other notes receivable	55,000	6,450	18,440
Investments in notes receivable backed by real estate and advances on other notes receivable	-	(55,000)	(269,000)
Cash acquired in connection with the Merger	-	234,045	-
Acquisition of PEPR, net of cash received	-	(1,025,251)	-
Acquisition of NAIF II and other unconsolidated entities, net of cash received	(365,156)	-	-

Net cash provided by (used in) investing activities	529,615	(233,065)	733,295

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	30,981	1,156,493	1,162,461
Distributions paid on common partnership units	(528,226)	(388,333)	(280,658)
Distributions paid on preferred units	(47,581)	(26,965)	(25,416)
Noncontrolling interest contributions	70,820	123,924	-
Noncontrolling interest distributions	(41,905)	(16,178)	(1,610)
Purchase of noncontrolling interest	(136,256)	-	-
Debt and equity issuance costs paid	(10,963)	(77,241)	(76,580)
Net proceeds from (payments on) Credit Facilities	9,064	(37,558)	(246,280)
Repurchase of debt	(1,653,989)	(894,249)	(3,104,476)
Proceeds from the issuance of debt	1,433,254	1,298,891	1,860,299
Payments on debt	(196,710)	(975,466)	(257,502)

Net cash provided by (used in) financing activities	(1,071,511)	163,318	(969,762)

Effect of foreign currency exchange rate changes on cash	3,142	1,121	(1,044)
Net increase (decrease) in cash and cash equivalents	(75,262)	138,438	3,272
Cash and cash equivalents, beginning of year	176,072	37,634	34,362

Cash and cash equivalents, end of year	$100,810	$176,072	$37,634

See Note 23 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

On June 3, 2011, AMB Property Corporation (“AMB”) and AMB Property, L.P. completed the merger contemplated by the Agreement and Plan of Merger with ProLogis, a Maryland real estate investment trust (“ProLogis”) and its subsidiaries (the “Merger”). Following the Merger, AMB changed its name to Prologis, Inc. (the “REIT”). As a result of the Merger, each outstanding common share of beneficial interest of ProLogis was converted into 0.4464 of a newly issued share of common stock of the REIT. As further discussed in Note 3, AMB was the legal acquirer and ProLogis was the accounting acquirer. As such, in the Consolidated Financial Statements the historical results of ProLogis were included for the pre-Merger period and the combined results were included subsequent to the Merger. See Note 3 for further discussion on the Merger.

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

As of December 31, 2012, the REIT owned an approximate 99.59% general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.41% common limited partnership interests are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

Information with respect to the square footage and acres is unaudited.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The accompanying consolidated financial statements are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

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

Adjustments and Reclassifications. Rental recoveries, included in the Consolidated Statements of Operations, and cash used for real estate acquisition investing activities, included in the Consolidated Statements of Cash Flows for 2011 and 2010 have been reclassified to conform to the 2012 financial statement presentation. In addition, certain other amounts included in the accompanying consolidated financial statements for 2011 and 2010 have been reclassified to conform to the 2012 financial statement presentation.

Use of Estimates. The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assumptions and estimates could materially impact our reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and future changes in market conditions could impact our future operating results.

Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated entities operating in the United States and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated entities operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or the country where the entity conducts its operations.

The functional currencies of our consolidated subsidiaries and unconsolidated entities generally include the Brazilian real, British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen, and Singapore dollar. We are parties to business transactions denominated in these and other currencies.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in the Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect as of the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated entities whose functional currency is not the U.S. dollar at the average exchange rate for the period.

We and certain of our consolidated subsidiaries have intercompany and third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature and then the adjustment is reflected in equity. The remeasurement results in the recognition of a cumulative translation adjustment in Accumulated Other Comprehensive Loss.

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

When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of the acquired assets and liabilities. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. A gain may be recognized to the extent the purchase price is less than the fair value of net tangible and intangible assets acquired.

When we obtain control of an unconsolidated entity, we account for the acquisition of the entity in accordance with the guidance for a business combination achieved in stages. We measure our previously held interest in the unconsolidated entity at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings at the acquisition date.

We allocate the purchase price using primarily level 2 and level 3 inputs (further defined in Fair Value Measurements) as follows:

Investments in Real Estate Properties. Industrial operating properties are valued as if vacant. We estimate fair value generally by applying an income approach methodology using a discounted cash flow analysis. Key assumptions in the discounted cash flow analysis include origination costs and discount and capitalization rates. Discount and capitalization rates are determined by market based on recent appraisals, transactions, and other market data. The fair value of land is generally based on relevant market data, such as a comparison of the subject site to similar parcels that have recently been sold or are currently being offered on the market for sale.

Investments in Unconsolidated Entities. We estimate the fair value of the entity by using similar valuation methods as those used for consolidated real estate properties and debt. We multiply the estimated net asset value of the entity by our ownership percentage to estimate the fair value of our investment.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets. We determine the portion of the purchase price related to intangible assets, as follows:

•

In Place Leases. The fair value of in place leases is calculated based upon our estimate of the costs to obtain tenants, primarily leasing commissions, in each of the applicable markets. The value is recorded in other assets and amortized over the average remaining estimated life of the lease to amortization expense.

•

Above and Below Market Leases. An asset or liability is recognized for acquired leases with favorable or unfavorable rents based on our estimate of current market rents in each of the applicable markets. The value is recorded in either other assets or other liabilities, as appropriate, and is amortized over the average remaining estimated life of the lease and charged to rental income.

•

Management Contracts. The recognition of value of existing investment management agreements is calculated by discounting future expected cash flows under the agreements. The value is recorded in other assets and amortized over the remaining term of the contract to amortization expense.

Debt. The fair value of debt is estimated based on contractual future cash flows discounted using borrowing spreads and market interest rates that would be available to us for the issuance of debt with similar terms and remaining maturities. In the case of publicly traded debt, the fair value is estimated based on available market data. Any discount or premium to the principal amount is included in the carrying value and amortized over the remaining term of the related debt using the effective interest method to interest expense.

Noncontrolling Interest. We estimate the portion of the fair value of the net assets owned by third parties based on the fair value of the consolidated real estate properties and debt.

Working Capital. The fair value of all other assumed assets and liabilities is based on the best information available.

Fair Value Measurements. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition. The fair value hierarchy consists of three broad levels:

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

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. When a municipal district finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed or we credit the reimbursement to our tenants through real estate taxes. We capitalize costs incurred to successfully originate a lease that results directly from and are essential to acquire that lease, including internal costs that are incremental and identifiable as leasing activities. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over their respective estimated useful lives. Depreciation commences at the earlier of stabilization (defined as 90% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for operating properties acquired and 40 years for operating properties we develop. Investments that are located on tarmac, which is land owned by federal, state or local airport authorities, and subject to ground leases are depreciated over the shorter of the investment life or the contractual term of the underlying ground lease. Capitalized leasing costs are amortized over the estimated remaining lease term. Our weighted average lease term based on square feet for all leases in effect at December 31, 2012 was seven years.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We estimate the future undiscounted cash flows based on our intent as follows:

(i)	for real estate properties that we intend to hold long-term; including land held for development, properties currently under development and operating buildings; recoverability is assessed based on the estimated future net rental income from operating the property and the terminal value;

(ii)	for land parcels we intend to sell, recoverability is assessed based on estimated fair value;

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. We perform an annual impairment test for goodwill at the reporting unit level. We have $25.3 million of goodwill associated with our Private Capital segment in Europe. We perform an annual review of recoverability during the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

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

Assets held for sale and properties disposed of are considered discontinued operations if sold to a third party. Properties contributed or sold to entities in which we maintain an ownership interest, act as manager or account for under the equity method are not considered discontinued operations due to our continuing involvement with the properties.

Investments in Unconsolidated Entities. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the venture but do not have control of the entity. Under the equity method, these investments (including advances) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses, distributions received, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss in value is other than temporary. If we conclude it is other than temporary we recognize an impairment charge to reflect the equity investment at fair value.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Restricted Cash. Restricted cash consists primarily of escrows under secured mortgage agreements for taxes, insurance and certain other reserve requirements relating to the underlying collateral. In certain circumstances, the lender retains control over cash received for rental income for a period of three to six months prior to releasing it to us.

Financial Instruments. We may use certain types of derivative financial instruments for the purpose of managing certain foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless specific hedge accounting criteria are met. To qualify for hedge accounting treatment, generally the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge (primarily interest rate swaps and net investment hedges) and, if a derivative instrument is utilized to hedge an anticipated transaction, the anticipated transaction must be probable of occurring. Derivative instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract or at the redesignation process, if applicable.

The unrealized gains and losses resulting from changes in fair value of an effective hedge are recorded in Accumulated Other Comprehensive Loss for the REIT and Partners’ Capital for the Operating Partnership. For hedges related to debt, these amounts are amortized to earnings over the remaining term of the hedged items. Changes in fair value of a net investment hedge remain in equity until the investment is substantially liquidated. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of the derivative instrument does not perfectly offset the change in value of the item being hedged. We estimate the fair value of our financial instruments through a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

Exchangeable Debt. For the convertible notes we issued in 2008 and 2007, we were required to separate the accounting for the debt and equity components as we have the ability to settle the conversion of the debt and conversion spread, at our option, in cash, common stock, or a combination of cash and stock. The liability and equity components of convertible debt are accounted for separately. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt as additional non-cash interest expense. The carrying amount of the equity component is determined by deducting the fair value of the debt component from the initial proceeds of the convertible debt instrument as a whole. Under the terms of the issuance of the 2010 convertible notes, we were required to settle the conversion by issuance of common shares and therefore this accounting did not apply to these notes.

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

Noncontrolling Interests. We recognize the noncontrolling interests in entities that we consolidate but of which we do not own 100% by using each noncontrolling holder’s respective share of the estimated fair value of the net assets as of the date of formation or acquisition. Noncontrolling interest that was created or assumed as a part of a business combination is recognized at fair value as of the date of the transaction. Noncontrolling interest is subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders’ proportionate share of the net earnings or losses of each respective entity.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common stock. Common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at our carrying value of the surrendered noncontrolling interest.

Costs of Raising Capital. Costs incurred in connection with the issuance of both common stock and preferred stock are treated as a reduction to additional paid-in capital. Costs incurred in connection with the issuance or renewal of debt are capitalized in other assets, and amortized to interest expense over the term of the related debt.

Accumulated Other Comprehensive Income (Loss). For the REIT, we include Accumulated Other Comprehensive Loss as a separate component of stockholders’ equity in the Consolidated Balance Sheets. For the Operating Partnership, Accumulated Other Comprehensive Loss is included in partners’ capital in the Consolidated Balance Sheets. Any reference to Accumulated Other Comprehensive Loss in this document is referring to the component of stockholders’ equity for the REIT and partners’ capital for the Operating Partnership.

Revenue Recognition.

Rental Income. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases,

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the majority of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as revenue in the period that the applicable expenses are incurred. A provision for possible loss is made if the collection of a receivable balance is considered doubtful.

Private Capital Revenue. Private capital revenue includes revenues we earn from the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and in accordance with the terms specific to each arrangement and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services provided. We may also earn promote payments based on third party investor returns over time. We recognize these fees when earned, fixed and determinable.

Gains on Disposition of Real Estate. Gains on the disposition of real estate are recorded when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. Losses from the disposition of real estate are recognized when known.

When we contribute or sell a property to an unconsolidated entity in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated entity. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the entities’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis.

When a property that we originally contributed to an unconsolidated entity is disposed of to a third party, we recognize the amount of the gain we had previously deferred, along with our proportionate share of the gain recognized by the entity. During periods when our ownership interest in an unconsolidated entity decreases and the decrease is expected to be permanent, we recognize the amounts relating to previously deferred gains to coincide with our new ownership interest.

Rental Expenses. Rental expenses primarily include the cost of our property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes.

Private Capital Expenses. These costs include the property management expenses associated with the property-level management of the properties owned by our unconsolidated entities and the direct expenses associated with the asset management of the unconsolidated entities.

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

Income Taxes. Prologis, Inc. commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. Under the Internal Revenue Code, real estate investment trusts are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and stockholder tests. If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a real estate investment trust for the four subsequent taxable years. Even as a real estate investment trust, we may be subject to certain state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

We have elected taxable real estate investment trust subsidiary (“TRS”) status for some of our consolidated subsidiaries. This allows us to provide services that would otherwise be considered impermissible for real estate investment trusts. Many of the foreign countries in which we have operations do not recognize real estate investment trusts or do not accord real estate investment trust status under their respective tax laws to our entities that operate in their jurisdiction. In the United States, we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions, and interest and penalties associated with our unrecognized tax benefit liabilities.

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

Recently Adopted Accounting Standards. In September 2011, the FASB issued an accounting standard update to amend and simplify the rules related to testing goodwill for impairment. The update allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance was effective for us on January 1, 2012 for annual and interim goodwill impairment tests performed. We adopted this standard and it did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an accounting standard update that eliminates the option to present components of other comprehensive income (“OCI”) as part of the changes in stockholders’ equity, and requires the presentation of components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. We adopted this standard as of January 1, 2012 and it was effective on a retrospective basis. As this standard is for presentation purposes only, it had no impact on our Consolidated Financial Statements.

In May 2011, the FASB issued an accounting standard update to amend the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to achieve further convergence with International Financial Reporting Standards. We adopted this standard as of January 1, 2012. See Note 20 for additional disclosures.

Recently Issued Accounting Standards. In February 2013, the FASB issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The disclosure requirements are effective for us on January 1, 2013, and we do not expect the guidance to have a material impact on our Consolidated Financial Statements.

In January 2013, a final consensus was reached by the Emerging Issues Task Force (“EITF”) and ratified by the FASB on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign subsidiary. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. The guidance is effective for us on January 1, 2014, and we do not expect the guidance to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update that requires disclosures about offsetting and related arrangements to enable financial statements users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB clarified that the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with specific criteria under GAAP or subject to a master netting arrangement or similar agreement. The disclosure requirements are effective for us on January 1, 2013, and we do not expect the guidance to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update to clarify the scope of current U.S. GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for us on January 1, 2013, and we do not expect the guidance to impact our Consolidated Financial Statements.

3.	Business Combinations

Merger of AMB and ProLogis

As discussed in Note 1, we completed the Merger on June 3, 2011. After consideration of all applicable factors pursuant to the business combination accounting rules, the Merger resulted in a reverse acquisition in which AMB was the “legal acquirer” because AMB issued its common stock to ProLogis shareholders and ProLogis was the “accounting acquirer” due to various factors, including the fact that ProLogis shareholders held the largest portion of the voting rights in the merged entity and ProLogis appointees represented the majority of the Board of Directors (“Board”). In our Consolidated Financial Statements, the period ended December 31, 2011 includes the historical results of ProLogis for the entire period presented, and the results of the merged company are included subsequent to the Merger.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As ProLogis was the accounting acquirer, the calculation of the purchase price for accounting purposes is based on the price of ProLogis common shares and common shares ProLogis would have had to issue to achieve a similar ownership split between AMB stockholders and ProLogis shareholders. We estimated the fair value of the pre-combination portion of AMB’s share-based payment awards based on market data and, in the case of stock options, we used a Black-Scholes model to estimate the fair value of these awards as of the Merger date. An adjustment was made to equity for the vested portion while the unvested portion will be expensed over the remaining service period. The purchase price allocation reflects aggregate consideration of approximately $5.9 billion, as calculated below (in millions, except price per share):

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

The allocation of the purchase price requires a significant amount of judgment. The allocation was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$8,197.6
Investments in and advances to unconsolidated entities	1,592.3
Cash, accounts receivable and other assets	691.3
Debt	(3,646.7)
Accounts payable, accrued expenses and other liabilities	(420.5)
Noncontrolling interests	(557.5)

Total purchase price of the Operating Partnership	$5,856.5

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

Upon completion of the tender offer, we met the requirements to consolidate PEPR. In accordance with the accounting rules for business combinations, we marked our equity investment in PEPR from its carrying value to fair value of approximately €486 million, which resulted in the recognition of a gain of €59.6 million ($85.9 million). We refer to this transaction as the “PEPR Acquisition”. The fair value was based on the trading price for our previously owned units and our acquisition price for the PEPR units purchased during the tender offer period.

We have allocated the aggregate purchase price, representing the share of PEPR we owned at the time of consolidation of €1.1 billion ($1.6 billion). The allocation of the purchase price required a significant amount of judgment and was based on our valuation, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities acquired. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of the purchase price was as follows (in millions):

Investments in real estate properties	$4,448.2
Cash, accounts receivable and other assets	251.4
Debt	(2,240.8)
Accounts payable, accrued expenses and other liabilities	(698.2)
Noncontrolling interests	(133.7)

Total purchase price	$1,626.9

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma Information (unaudited)

The following unaudited pro forma financial information presents our results as though the Merger and the PEPR Acquisition, as well as the equity offering in June 2011 that was used, in part, to repay the loans used to fund the PEPR Acquisition, had been consummated as of January 1, 2010. The pro forma information does not necessarily reflect the actual results of operations had the transactions been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any cost synergies or other operating efficiencies that have resulted or could result from the Merger and also does not include any merger and integration expenses. The results for the year ended December 31, 2011 included approximately seven months of actual results for both the Merger and PEPR Acquisition, and pro forma adjustments for five months. Actual results in 2011 include rental income and rental expenses of the properties acquired through the Merger and PEPR Acquisition of $575.2 million and $154.4 million, respectively, of which $50.5 million of rental income and $11.9 million of rental expenses are included in discontinued operations.

(amounts in thousands, except per share amounts)	2011	2010
Total revenues	$1,981,579	$1,898,083
Net loss attributable to common stockholders	$(70,988)	$(1,374,283)
Net loss per share attributable to common stockholders - basic	$(0.15)	$(3.24)
Net loss per share attributable to common stockholders - diluted	$(0.15)	$(3.24)

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

Acquisitions of Unconsolidated Co-Investment Ventures

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture Prologis North American Industrial Fund II (“NAIF II”) and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired is approximately $1.6 billion in real estate assets, $27.3 million of net other assets and $875.4 million in debt. We have not recorded a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

On February 22, 2012, we dissolved the unconsolidated co-investment venture Prologis California and divided the portfolio equally with our partner. The net value of the assets and liabilities distributed represented the fair value of our ownership interest in the co-investment venture on that date. In accordance with the accounting rules for business combinations, we marked our equity investment in Prologis California from its carrying value to the estimated fair value which resulted in a gain of $273.0 million. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The preliminary allocation of net assets acquired is approximately $496.3 million in real estate assets, $17.7 million of net other assets and $150.0 million in debt. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

On November 30, 2012, Prologis North American Properties Fund 1 (“Fund 1”) distributed real estate properties based on fair value to our partner. We acquired the remaining interest in Fund 1 for total consideration of $33.2 million. In accordance with the accounting rules for business combinations, we marked our equity investment in Fund 1 from its carrying value to the estimated fair value which resulted in a gain of $21.2 million. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in our Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value, which consisted primarily of real estate and intangible assets of $117.0 million. While the current allocation of the purchase price is substantially complete, the valuation of the real estate properties is being finalized. We do not expect future revisions, if any, to have a significant impact on our financial position or results of operations.

We refer to these three transactions collectively as “Co-Investment Venture Acquisitions”. Our results for 2012 include rental income and rental expenses of the properties acquired in the Co-Investment Venture Acquisitions of $170.6 million and $42.5 million, respectively, of which $4.9 million of rental income and $0.9 million of rental expenses are included in discontinued operations.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Dispositions

During 2012, we disposed of land, land subject to ground leases and 200 operating properties to third parties aggregating 27.2 million square feet, resulting in net proceeds of $1.7 billion and net gains of $83.2 million ($17.3 million in continuing operations and $65.9 million in discontinued operations).

During 2011 we disposed of land, land subject to ground leases and 94 operating properties to third parties aggregating 10.7 million square feet, resulting in net proceeds of $1.1 billion and net gains of $74.0 million ($9.5 million in continuing operations and $64.5 million in discontinued operations).

In December 2010, we entered into a definitive agreement to sell a portfolio of United States retail, mixed-use and other non-core assets. The properties, owned directly or through equity interests, sold in the transaction included: four shopping centers, two office buildings, 11 mixed-use projects with related land and development agreements, two residential development joint ventures, a railway station and certain ground leases. In 2010, we recognized an impairment charge of $168.8 million related to this transaction and a gain of $4.4 million in 2011 when the sale of these assets was completed.

During the fourth quarter of 2010, we sold a portfolio of industrial properties and several equity method investments for gross proceeds of approximately $1.0 billion resulting in a net gain of $203.1 million ($66.1 million loss in continuing operations and $269.2 million gain in discontinued operations). The industrial portfolio included 182 properties aggregating 23 million square feet and the equity method investments included our 20% ownership interest in three co-investment ventures (ProLogis North American Properties Fund VI-VIII) and an investment in one of our other unconsolidated joint ventures that owned a hotel property.

5.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following as of December 31 (in thousands):

	2012	2011
Industrial operating properties (1):
Improved land	$5,317,123	$4,813,145
Buildings and improvements	17,291,125	16,739,403
Development portfolio, including cost of land (2)	951,643	860,531
Land (3)	1,794,364	1,984,233
Other real estate investments (4)	454,868	390,225

Total investments in real estate properties	25,809,123	24,787,537
Less accumulated depreciation	2,480,660	2,157,907

Net investments in real estate properties	$23,328,463	$22,629,630

(1)	At December 31, 2012 and 2011, we had 1,853 and 1,797 industrial properties consisting of 316.3 million and 291.1 million square feet, respectively. Included at December 31, 2012 were 183 properties totaling $2.2 billion that were acquired in connection with the Co-Investment Venture Acquisitions.

(2)	At December 31, 2012, the development portfolio consisted of 30 properties aggregating 13.2 million square feet under development and 15 properties aggregating 4.8 million square feet of pre-stabilized completed properties. At December 31, 2011, the development portfolio consisted of 26 properties aggregating 7.2 million square feet that were under development and four properties aggregating 2.3 million square feet that were pre-stabilized completed properties.

(3)	Land consisted of 10,915 acres at December 31, 2012, and 10,723 acres at December 31, 2011, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.

(4)	Included in other investments were: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (vi) costs related to future development projects, including purchase options on land; and (vii) earnest money deposits associated with potential acquisitions.

At December 31, 2012, excluding our assets held for sale, we owned real estate assets in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and Singapore).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2012, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in continuing operations of $305.6 million, which included gains of $294.2 million related to the Co-Investment Venture Acquisitions and $11.4 million of gains principally related to contribution activity.

In 2012, we received cash proceeds of $381.9 million related to the contribution of 25 properties aggregating 4.8 million square feet to three of our unconsolidated co-investment ventures. See Note 6 for more details.

In 2012, we acquired 227 operating properties aggregating 47.9 million square feet with total real estate value of $2.4 billion. This includes the acquisition of 24 operating properties from one of our other unconsolidated joint ventures for $92.5 million and 191 operating properties in connection with the Co-Investment Venture Acquisitions as discussed in Note 3.

During the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges related to real estate properties and land. See Note 16 for further discussion on these impairment charges.

In December 2012 and February 2013, we announced the formation of two new co-investment ventures in Europe and Japan, respectively. We have 207 operating properties aggregating approximately $5.0 billion that we have or expect to contribute to these ventures in 2013. See Note 6 and 25 for more information.

Lease Commitments

We have entered into operating ground leases on certain land parcels, primarily on-tarmac facilities and office space with remaining lease terms of 1 to 60 years. Buildings and improvements subject to ground leases are depreciated ratably over the shorter of the term of the related leases or the useful life of the real estate. Future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2012 were as follows (in thousands):

2013	$37,680
2014	36,475
2015	34,971
2016	29,569
2017	28,274
Thereafter	384,825

Total	$551,794

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 1.6% and 18.7%, respectively, of our annualized base rents at December 31, 2012. At December 31, 2012, minimum lease payments on leases with lease periods greater than one year for space in our operating properties and leases of land subject to ground leases, during each of the years in the five-year period ending December 31, 2017 and thereafter were as follows (in thousands):

2013	$1,304,476
2014	1,120,418
2015	909,425
2016	702,224
2017	530,208
Thereafter	1,522,733

Total	$6,089,304

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses. These reimbursements are reflected as rental recoveries and rental expenses in the accompanying Consolidated Statements of Operations.

6.	Unconsolidated Entities

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

structure, our partner’s rights and participation and our level of control of the entity. This note details our unconsolidated co-investment ventures. See Note 13 for more detail regarding our consolidated investments.

We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other joint ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities as of December 31, are summarized below (in thousands):

	2012	2011
Unconsolidated co-investment ventures	$2,013,080	$2,471,179
Other joint ventures	182,702	386,576

Totals	$2,195,782	$2,857,755

Unconsolidated Co-Investment Ventures

As of December 31, 2012, we had investments in and managed 11 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Private Capital Revenue includes revenues we earn for the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn promote payments based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within an unconsolidated co-investment venture and those fees are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

Summarized information regarding our investments in the unconsolidated co-investment ventures for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Earnings (loss) from unconsolidated co-investment ventures:
Americas	$(7,843)	$22,709	$(13,243)
Europe	31,174	25,709	28,024
Asia	2,372	908	(4,233)

Total earnings (loss) from unconsolidated co-investment ventures, net	$25,703	$49,326	$10,548

Private capital revenue and other income:
Americas	$68,142	$67,293	$61,159
Europe	37,173	45,758	54,834
Asia	19,870	14,149	758

Total private capital revenue	125,185	127,200	116,751
Development management and other income	535	5,943	7,413

Total private capital revenue and other income	$125,720	$133,143	$124,164

We completed the Merger and PEPR Acquisition in the second quarter of 2011. During 2012, we also acquired the interests in three of our unconsolidated co-investment ventures, all located in the Americas. Therefore, 2011 may not be comparable to 2012. See Note 3 for more information on these transactions.

Private Capital Revenue includes fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated entities and third parties of $1.6 million, $10.4 million and $5.8 million during 2012, 2011 and 2010, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information about our investments in the co-investment ventures as of December 31 was as follows (dollars in thousands):

	Number of properties owned	Square feet (in millions)	Ownership Percentage		Investment in and Advances to
Co-Investment Venture	2012	2012	2012	2011	2012	2011
Prologis California (Prologis California I LLC) (1)	-	-	-	50.0%	$-	$83,994
Prologis North American Properties Fund I (“Fund I”) (Prologis North American Properties Fund I LLC) (1)	-	-	-	41.3%	-	33,194
Prologis North American Properties Fund XI (KPJV, LLP) (2)	-	-	-	20.0%	-	29,868
Prologis North American Industrial Fund (3)	243	47.3	23.1%	23.1%	209,580	219,160
Prologis North American Industrial Fund II (“NAIF II”) (Prologis NA2 LP) (1)	-	-	-	37.0%	-	335,397
Prologis North American Industrial Fund III (“Prologis NAIII”), (Prologis NA3 LP) (4)	91	17.7	20.0%	20.0%	20,860	26,066
Prologis Targeted U.S. Logistics Fund (“USLF”) (Prologis U.S. Logistics Fund, LP) (5)	366	44.4	23.9%	27.5%	645,241	665,594
Prologis Mexico Industrial Fund (Prologis MX Fund LP) (6)	74	9.5	20.0%	20.0%	50,681	52,243
Prologis SGP Mexico (Prologis-SGP Mexico, LLC) (4)	26	6.4	21.6%	21.6%	33,245	36,794
Prologis Brazil Logistics Partners Fund (“Brazil Fund”) and related joint ventures (“Brazil Ventures”) (7)	7	2.2	50.0%	50.0%	152,224	113,985
Prologis European Properties Fund II (“PEPF II”) (8)	224	55.3	29.7%	29.7%	398,291	404,298
Prologis Targeted Europe Logistics Fund (“PTELF”) (Prologis Europe Logistics Fund, FCP-FIS) (9)	74	11.9	32.4%	31.5%	280,430	245,859
Europe Logistics Venture 1 (Europe Logistics JV, FCP-FIS) (4)(10)	14	3.1	15.0%	15.0%	44,027	11,853
Prologis Japan Fund 1 (Prologis Japan Fund I, LP) (11)	26	7.3	20.0%	20.0%	144,352	180,999
Prologis China Logistics Venture 1 (Prologis China Logistics Venture I, LP) (4)	18	3.8	15.0%	15.0%	34,149	31,875

Totals	1,163	208.8			$2,013,080	$2,471,179

(1)	In 2012, we concluded this co-investment venture. For additional information on this transaction see Note 3.

(2)	We concluded this co-investment venture by disposing of the remaining asset in this venture during 2012.

(3)	We refer to the combined entities in which we have an ownership interest with nine institutional investors as one unconsolidated co-investment venture named Prologis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. During 2012, the venture disposed of 12 properties for a loss of $13.5 million.

(4)	We have one partner in each of these co-investment ventures.

(5)	We have an ownership interest in this co-investment venture along with numerous third party investors. During 2012, this venture disposed of nine properties for a gain of $2.1 million. In addition, this venture acquired 26 properties aggregating 3.1 million square feet with capital of $201.6 million called from third party investors, which reduced our ownership in this venture.

(6)	We refer to the combined entities in which we have ownership interests as one co-investment venture named Prologis Mexico Industrial Fund, which was formed with several institutional investors.

(7)	We have a 50% ownership interest in and consolidate an entity that in turn owns 50% of several entities that we account for on the equity method (the “Brazil Fund”). Also, we have additional investments in other unconsolidated entities in Brazil that we account for on the equity method with various ownership interests ranging from 5-50%. We refer to the Brazil Fund and the other unconsolidated entities collectively as the “Brazil Ventures.” The Brazil Ventures develop and operate industrial properties in Brazil.

(8)	We have an ownership interest in this co-investment venture along with numerous third party investors. During 2012, we contributed 13 properties aggregating 2.2 million square feet for total proceeds of $185.9 million. Additionally, this venture acquired four properties from third parties in 2012 for $36.3 million aggregating 0.7 million square feet and disposed of 11 properties for a gain of $3.7 million.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	We have an ownership interest in this co-investment venture along with 20 third party investors. During 2012, we contributed three properties aggregating 0.6 million square feet in exchange for $47.4 million in proceeds raised from third parties and additional ownership interests in the venture. As a result, our ownership percentage in this venture increased in 2012. Also during 2012, the venture disposed of three properties for a loss of $1.7 million.

(10)	During 2012, this co-investment venture acquired two properties aggregating 0.4 million square feet for $24.0 million from a third party with proceeds from commitments previously called in 2011. Also during 2012, the venture called capital of $178.6 million, of which $26.8 million was our share, in order to acquire nine properties from us aggregating 1.9 million square feet for proceeds of $148.5 million and one property from a third party aggregating 0.4 million square feet for $25.8 million.

(11)	We have an ownership interest in this co-investment venture along with various third party investors.

On December 20, 2012 we announced the signing of a definitive agreement for the formation of Prologis European Logistics Partners (“PELP”) with Norges Bank Investment Management (“NBIM”). We will have a 50% ownership interest in PELP that we will account for under the equity method of accounting. NBIM will have equity commitments of €1.2 billion ($1.6 billion). The venture has an initial term of 15 years, which may be extended for an additional 15 year period. Prologis will have the ability to reduce its ownership to 20% following the second anniversary of closing. Upon the closing of PELP (which is expected to be in the first quarter of 2013), the venture will acquire 195 operating properties from us. In connection with the signing of the transaction, NBIM received a warrant to acquire six million shares of Prologis common stock with a strike price of $35.64, which we expect to become exercisable upon closing of the transaction.

On February 14, 2013, we formed a new co-investment venture in Japan in which we contributed twelve properties for an aggregate purchase price of ¥173 billion ($1.9 billion). See Note 25 for more details.

The following is summarized financial information of the unconsolidated co-investment ventures and our investment (dollars in millions). The co-investment venture information represents 100% of Prologis’ stepped up basis, not our proportionate share, and may not be comparable to values reflected in the entities’ stand alone financial statements calculated on a different basis.

2012 (1)	Americas	Europe	Asia	Total
Revenues	$759.3	$489.8	$140.5	$1,389.6
Net earnings (loss) (2)	$(72.4)	$85.7	$8.2	$21.5
Total assets	$9,070.4	$6,605.2	$1,937.0	$17,612.6
Amounts due to us (3)	$31.9	$33.3	$7.7	$72.9
Third party debt (4)	$3,835.5	$2,384.2	$972.9	$7,192.6
Total liabilities	$4,170.4	$2,953.8	$1,062.5	$8,186.7
Noncontrolling interest	$1.4	$7.5	$-	$8.9
Co-investment ventures’ equity	$4,898.6	$3,643.9	$874.5	$9,417.0
Our weighted average ownership (5)	23.2%	29.7%	19.2%	25.1%
Our investment balance (6)	$1,111.8	$722.8	$178.5	$2,013.1
Deferred gains, net of amortization (7)	$147.9	$181.6	$0.1	$329.6

2011 (1)	Americas	Europe	Asia	Total
Revenues	$871.8	$600.1	$95.5	$1,567.4
Net earnings (loss) (2)	$(23.8)	$73.6	$(0.5)	$49.3
Total assets	$12,236.0	$6,211.8	$2,245.1	$20,692.9
Amounts due to us (3)	$59.5	$8.1	$9.3	$76.9
Third party debt (4)	$5,952.8	$2,275.8	$1,061.4	$9,290.0
Total liabilities	$6,386.4	$2,758.9	$1,174.0	$10,319.3
Noncontrolling interest	$1.7	$6.2	$-	$7.9
Co-investment ventures’ equity	$5,847.9	$3,446.7	$1,071.1	$10,365.7
Our weighted average ownership (5)	28.2%	29.9%	19.4%	27.9%
Our investment balance (6)	$1,596.3	$662.0	$212.9	$2,471.2
Deferred gains, net of amortization (7)	$227.6	$191.0	$0.1	$418.7

(1)

During 2012, we concluded three of our co-investment ventures in the Americas whose results are included in both periods through the transaction date (see Note 3 for further details). Amounts presented for 2011 reflect the acquisition of seven ventures in the Merger,

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

offset by PEPR, which is now consolidated. Amounts include approximately seven months of activity in 2011 from the investments acquired through the Merger and five months of activity for PEPR.

(2)	In 2012, five ventures in the Americas recorded net gains of $9.4 million from the disposition of 38 properties. During 2012, Prologis NAIII wrote off accumulated other comprehensive loss due to the settlement of debt before maturity by transferring the secured properties to the lender in lieu of payment for $25.1 million (Prologis share was $5.0 million) and the settlement of interest rate swap agreements in which the related debt is no longer expected to reach maturity for $21.5 million (Prologis share was $4.3 million).

Included in 2011 net earnings (loss) in Americas is a net gain of $17.1 million from the disposition of 21 properties by two ventures. Also included in net earnings (loss) in Americas is a loss of $20.3 million for the year ended December 31, 2011 due to the impairment of two operating buildings in two of the ventures. Included in the net earnings (loss) in Europe is a gain of $6.4 million from the acquisition of a property by one of our co-investment ventures.

(3)	As of December 31, 2012, we had one note receivable from Prologis SGP Mexico of $19.7 million. As of December 31, 2011, we had notes receivable aggregating $41.2 million from Prologis NAIII ($21.4 million) and Prologis SGP Mexico ($19.8 million). In February 2012, the note receivable to us and loan from Prologis North American Industrial Fund III payable to our partner were restructured into equity according to our ownership percentages. The remaining amounts represent current balances from services provided by us to the venture.

(4)	As discussed in Note 3, debt was reduced by $1.4 billion related to the conclusion of three unconsolidated co-investment ventures during 2012. As of December 31, 2012 and 2011, we guaranteed $30.4 million and $28.0 million, respectively, of the third party debt of certain unconsolidated ventures. As of December 31, 2011, we had pledged properties included in our Real Estate Operations segment with an undepreciated cost of approximately $277.0 million, to serve as additional collateral for the secured mortgage loan of NAIF II payable to an affiliate of our venture partner. In connection with the acquisition of our partner’s interest in February 2012, we repaid this loan, and these assets are no longer pledged.

(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next sub-footnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.

(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain unconsolidated co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe and Mexico to certain ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures and other factors, we may make contributions of properties to these ventures through the remaining commitment period.
The following table is a summary of remaining equity commitments as of December 31, 2012 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$-	Open-Ended (1)
Venture Partners	$30.0

Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1

Europe Logistics Venture 1 (3)
Prologis	$54.5	February 2014
Venture Partner	$309.0

Prologis China Logistics Venture 1
Prologis	$68.6	March 2015
Venture Partner	$388.7

Total
Prologis	$147.7
Venture Partners	$825.8

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	We secured $295.5 million in commitments from third parties in 2012 in order to fund future acquisitions from us and third parties that meet the venture’s investment strategy, or to pay down existing debt. During 2012, the venture called capital of $265.5 million from these investors primarily to fund third party acquisitions.

(2)	These equity commitments will be called only if needed to pay outstanding debt of the venture. The relevant debt was due in 2012, which was automatically extended until the third quarter of 2013. There is also an option to extend until the third quarter of 2014.

(3)	Equity commitments are denominated in euro and reported above in U.S. dollar. During 2012, this venture acquired two buildings from third parties with capital previously called. Also during 2012, this venture called capital of €136.0 million ($178.6 million) of which €20.4 million ($26.8 million) represented our share to fund the contribution of nine buildings from us and the acquisition of one building from a third party.

To the extent an unconsolidated entity acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the unconsolidated entity.

Other joint ventures

We have acquired several investments in other unconsolidated joint ventures that own real estate properties and/or perform development activity. We recognized our proportionate share of the earnings from our investments in these entities and have summarized this information for the years ended December 31 as follows (in thousands):

	2012	2011	2010
Americas	$1,842	$5,239	$6,502
Europe	2,606	2,161	4,861
Asia	1,525	3,209	1,767

Total earnings from other joint ventures	$5,973	$10,609	$13,130

Our investments in and advances to these entities as of December 31 was as follows (in thousands):

	2012	2011
Americas (1)	$106,655	$305,352
Europe	48,503	50,474
Asia	27,544	30,750

Total	$182,702	$386,576

(1)	During the second quarter of 2012, we received $95.0 million, which represented a return of capital from one of our joint ventures that held a note receivable that was repaid in full during the quarter. During the fourth quarter of 2012, we dissolved one joint venture and divided the portfolio according to the ownership of the partners. The investment in this entity prior to dissolution was $80.8 million.

7.	Notes Receivable Backed by Real Estate

The activity on the notes receivable backed by real estate for the year ended December 31, 2012 was as follows (in thousands):

	$188 million Preferred Equity Interest (1)	$55 million Preferred Equity Interest (2)	NAIF II Secured Mortgage Receivable (3)	Total
Balance as of December 31, 2011	$188,000	$55,970	$78,864	$322,834
Elimination upon acquisition of NAIF II	-	-	(78,864)	(78,864)
Principal payment received	-	(55,000)	-	(55,000)
Accrued interest, net of interest payments received	-	(970)	-	(970)

Balance as of December 31, 2012	$188,000	$-	$-	$188,000

(1)

The balance represents an investment in a preferred equity interest made in 2010 through a sale of a portfolio of industrial properties. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10%

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

thereafter until redeemed. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion.

(2)	The balance as of December 31, 2011 represented an investment in a preferred equity interest made in 2011 through a sale of a portfolio of retail, mixed-use and other non-core assets. Based on the terms of this instrument, the preferred equity interest met the definition of an investment in a debt security from an accounting perspective. We earned a preferred return at an annual rate of 7%. In the fourth quarter of 2012, we received a repayment of the outstanding balance.

(3)	The balance as of December 31, 2011 represented a loan to NAIF II secured by 12 buildings. In February 2012, we purchased the remaining interest in NAIF II. As a result, we began consolidating this entity and eliminated this note receivable. See Note 3 for more detail on this transaction.

8.	Other Assets and Other Liabilities

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2012	2011
Rent leveling and above market leases	349,634	337,812
Leasing commissions	218,506	220,602
Value added taxes receivable	110,906	93,721
Prepaid assets	104,012	89,620
Fixed assets	90,177	53,525
Management contracts	66,466	89,427
Loan fees	49,344	57,266
Other notes receivable	34,763	37,734
Deferred income taxes	31,733	35,565
Other assets	67,512	57,508

Totals	$1,123,053	$1,072,780

Our other liabilities consisted of the following, net of amortization, if applicable, as of December 31 (in thousands):

	2012	2011
Income tax liabilities	$463,102	$599,967
Tenant security deposits	174,137	158,544
Unearned rents	115,020	115,093
Lease intangible liabilities	53,289	68,256
Deferred income	50,025	52,045
Value added taxes payable	31,399	42,895
Environmental	30,075	40,206
Other	198,864	148,542

Totals	$1,115,911	$1,225,548

The expected future amortization of leasing commissions of $218.5 million is summarized in the table below. We also expect our above and below market leases and rent leveling assets, which total $296.3 million at December 31, 2012, to be amortized into rental income as follows (in thousands):

	Amortization Expense	Net Charge to Rental Income
2013	$71,246	$56,289
2014	52,987	67,937
2015	39,423	48,360
2016	23,109	29,254
2017	12,570	23,369
Thereafter	19,171	71,136

Totals	$218,506	$296,345

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Assets Held for Sale and Discontinued Operations

We had five land parcels and one operating property that met the criteria to be classified as held for sale at December 31, 2012. The amounts included in held for sale as of December 31, 2012 represented real estate investment balances and the related assets and liabilities for each property.

The operations of the properties held for sale or disposed of to third parties and the aggregate net gains or losses recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

Discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Rental income and recoveries	$82,719	$141,547	$225,064
Rental expenses	(26,665)	(38,657)	(64,577)
Depreciation and amortization	(27,478)	(51,035)	(64,027)
Interest expense	(944)	(1,217)	-

Income attributable to disposed properties and assets held for sale	27,632	50,638	96,460
Net gains on dispositions	65,927	64,489	326,004
Impairment charges	(30,596)	(2,659)	(87,702)
Income tax on dispositions	(233)	(3,216)	(3,728)

Total discontinued operations	$62,730	$109,252	$331,034

10.	Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following as of December 31 (dollars in thousands):

	2012		2011
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.5%	$888,966	2.2%	$936,796
Senior notes (3)(4)	5.6%	5,223,136	6.3%	4,772,607
Exchangeable senior notes (5)	4.6%	876,884	4.8%	1,315,448
Secured mortgage debt (3)(6)	4.0%	3,625,908	4.7%	1,725,773
Secured mortgage debt of consolidated entities (3)(7)	4.4%	450,923	4.5%	1,468,637
Other debt of consolidated entities (3)	4.8%	67,749	5.3%	775,763
Other debt (8)	1.8%	657,228	2.4%	387,384

Totals	4.4%	$11,790,794	5.1%	$11,382,408

(1)	The interest rates represent the effective interest rates (including amortization of the non-cash premiums or discount).

(2)	Included in the outstanding balances are borrowings denominated in non-U.S. dollars: euro ($1.8 billion), Japanese yen ($2.1 billion) and British pound sterling ($0.2 billion).

(3)	As discussed in Note 13 in connection with the liquidation of PEPR in 2012, we acquired the remaining interest in PEPR’s assets and liabilities. As such, $1.4 billion was reclassified from debt of consolidated entities to $538.7 million of senior notes and $852.2 million of secured mortgage debt. Also, as part of the Co-Investment Venture Acquisitions, we assumed $1.0 billion of secured mortgage debt.

(4)	Notes are due January 2013 to July 2020 and interest rates range from 2.3% to 9.3%.

(5)	Interest rates range from 3.3% to 5.9% and include the impact of amortization of the non-cash discount related to these notes. The weighted average coupon interest rate was 2.8% and 2.6% as of December 31, 2012 and 2011, respectively. See below for more detail on these notes.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	Debt is due January 2013 to May 2025 and interest rates range from 0.8% to 7.6%. The debt is secured by 402 real estate properties with an aggregate undepreciated cost of $7.6 billion at December 31, 2012.

(7)	Debt is due January 2013 to December 2027 and interest rates range from 1.9% to 8.3%. The debt is secured by 107 real estate properties with an aggregate undepreciated cost of $1.0 billion at December 31, 2012.

(8)	The debt includes $17.6 million of assessment bonds and $639.6 million of corporate term loans with varying interest rates from 1.6% to 7.9% that are due May 2013 to September 2033. The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $864.3 million at December 31, 2012.

During 2011 and 2010, we repurchased certain senior and exchangeable senior notes outstanding, and also repaid certain secured mortgage debt in Japan. The original principal amount of the debt activity during 2011 and 2010 was $894.5 million and $3.0 billion, respectively, creating a gain of less than $1.0 million and a loss of $201.5 million in 2011 and 2010, respectively.

Credit Facilities

We have a global senior credit facility (“Global Facility”), from which funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis. The loans cannot exceed $1.7 billion (subject to currency fluctuations). We may increase the Global Facility to $2.7 billion, subject to currency fluctuations and obtaining additional lender commitments. The Global Facility is scheduled to mature on June 3, 2015, but we may, at our option and subject to the satisfaction of certain conditions and payment of an extension fee, extend the maturity date to June 3, 2016. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

We also have a ¥36.5 billion (approximately $424.0 million at December 31, 2012) Japanese yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $656.0 million at December 31, 2012) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities were as follows (dollars in millions):

	2012	2011	2010
For the years ended December 31:
Weighted average daily interest rate	1.6%	2.7%	2.5%
Weighted average daily borrowings	$815.2	$870.9	$501.1
Maximum borrowings outstanding at any month-end	$1,633.9	$2,368.1	$1,010.2
As of December 31:
Aggregate borrowing capacity	$2,118.3	$2,184.6	$1,601.5
Borrowings outstanding	$888.9	$934.9	$520.1
Outstanding letters of credit	$68.0	$85.0	$88.2
Aggregate remaining capacity available	$1,161.4	$1,164.7	$993.2

Senior Notes

The senior unsecured notes are issued by the Operating Partnership and guaranteed by the REIT. Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually. All of the senior and other notes are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

Exchangeable Senior Notes

On March 16, 2010, we issued $460.0 million of 3.3% exchangeable senior notes maturing in 2015 (“2010 Exchangeable Notes”). The 2010 Exchangeable Notes are exchangeable at any time by holders at an initial conversion rate of 25.8244 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $38.72 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

change in control or a termination of trading (each as defined in the notes). Due to the terms of the 2010 Exchangeable Notes, including that a conversion must be settled in common stock, the accounting for these notes is different than the exchangeable senior notes we issued in 2007 and 2008. The 2010 Exchangeable Notes are reflected at the issuance amount and interest is recognized based on the stated coupon rate and the amortization of the cash discount.

We also issued three series of exchangeable senior notes in 2007 and 2008 and refer to them collectively as the “2007 and 2008 Exchangeable Notes”. The 2007 and 2008 Exchangeable Notes are senior obligations of Prologis and are exchangeable, under certain circumstances, for cash, our common stock or a combination of cash and our common stock, at our option, at a conversion rate per $1,000 of principal amount of the notes of 5.8752 shares for the March 2007 issuance, 5.4874 shares for the November 2007 issuance and 5.8569 shares for the May 2008 issuance. The initial conversion price ($170.21 for the March 2007 issuance, $182.24 for the November 2007 issuance and $170.74 for the May 2008 issuance) represented a premium of approximately 20% over the closing price of our common stock at the date of first sale and is subject to adjustment under certain circumstances. The 2007 and 2008 Exchangeable Notes are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a real estate investment trust. Holders of the 2007 and 2008 Exchangeable Notes have the right to require us to repurchase their notes for cash on specific dates approximately every five years beginning in 2012 and 2013, respectively, and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2013 in the schedule of debt maturities below based on the first put date and we amortized the discount through these dates.

In April 2012, we redeemed $448.9 million of the exchangeable notes that were issued in March 2007, which was when the holders had the right to require us to repurchase their notes for cash. In January 2013, we redeemed $141.4 million of the exchangeable notes issued in November 2007.

Interest expense related to our 2007 and 2008 exchangeable notes for the years ended December 31 included the following components (in thousands):

	2012	2011	2010
Coupon rate	$14,312	$24,810	$37,562
Amortization of discount	18,425	32,393	48,128
Amortization of deferred loan costs	1,280	2,071	2,691

Interest expense	$34,017	$59,274	$88,381

Effective interest rate	4.6%	4.8%	4.9%

The unamortized discount at December 31, 2012 and 2011 was $4.2 million and $22.6 million, respectively. The carrying amount of the equity component is determined by deducting the fair value of the debt component from the initial proceeds of the exchangeable debt instrument as a whole. Additional paid-in capital under the conversion option was $381.5 million at December 31, 2012 and 2011.

While we have the legal right to settle the conversion in either cash or stock, we intend to settle the principal balance of the 2007 and 2008 Exchangeable Notes in cash. As stated above, the 2010 Exchangeable Notes are required to be settled in common stock. Based on current conversion rates, 2.8 million and 11.9 million shares would be required to settle the principal amount in stock for the 2007 and 2008 Exchangeable Notes and the 2010 Exchangeable Notes, respectively. The conversion of the exchangeable notes into stock, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share/unit, unless the impact is anti-dilutive. During 2012, 2011, and 2010, the impact of these notes was anti-dilutive.

The exchangeable senior notes are issued by the Operating Partnership and are exchangeable into common stock of the REIT. The accounting for the exchangeable senior notes requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative contract. We have determined that the exchangeable notes issued in 2010 are the only exchangeable notes where the fair value of the derivative is not zero at December 31, 2012. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net. The fair value of the derivative associated with our exchangeable notes was a liability of $39.8 million and $17.5 million at December 31, 2012 and December 31, 2011, respectively. We recognized an unrealized loss of $22.3 million and an unrealized gain of $45.0 million for the years ended December 31, 2012 and 2011, respectively.

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2012, we issued ¥36.6 billion ($424.5 million as of December 31, 2012) of new TMK bonds with maturity dates ranging from December 2013 to May 2019 with interest rates ranging from 0.8% to 1.4% and secured by nine properties with an undepreciated cost at December 31, 2012 of $767.3 million.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, in 2012, we amended our existing TMK bonds, increasing amounts outstanding by ¥12.4 billion ($144.5 million as of December 31, 2012). As a result, the range of maturities on these bonds changed from 2012 to 2014 to a range of December 2014 to April 2018, and the interest rates were reduced from a range of 1.8% to 4.0% to a range of 1.0% to 1.8%.

In connection with the Co-Investment Venture Acquisitions in 2012, along with one other land acquisition, we assumed secured mortgage debt of $1.0 billion that is secured by land and 107 properties with a total undepreciated cost of $1.3 billion at December 31, 2012.

Other Debt

On February 2, 2012, we entered into a senior term loan agreement where we may obtain loans in an aggregate amount not to exceed €487.5 million ($648.5 million at December 31, 2012). The loans can be obtained in U.S. dollar, euro, Japanese yen, and British pound sterling. We may increase the borrowings to approximately €987.5 million ($1.3 billion at December 31, 2012), subject to obtaining additional lender commitments. The loan agreement is scheduled to mature on February 2, 2014, but we may extend the maturity date three times at our option, in each case up to one year, subject to satisfaction of certain conditions and payment of an extension fee. We fully drew the senior term loan and used the proceeds to pay off two term loans assumed in connection with the Merger and the remainder to pay down borrowings on our Credit Facilities.

Debt Covenants

We have approximately $6.1 billion of senior notes and exchangeable senior notes outstanding as of December 31, 2012. The senior notes were issued under two separate indentures, as supplemented, and are subject to certain financial covenants. The exchangeable senior notes, as well as approximately $180.7 million of notes that were not exchanged for Prologis senior notes at the time of the Merger, are not subject to financial covenants.

We are also subject to financial covenants under our Credit Facilities and certain secured mortgage debt.

As of December 31, 2012, we were in compliance with all of our debt covenants.

Debt Maturities

Principal payments due on our consolidated debt during each of the years in the ten-year period ending December 31, 2022 and thereafter are as follows (in millions):

	Prologis						Consolidated Entities’ Debt (1)	Total Consolidated Debt
	Unsecured				Secured Mortgage Debt
Maturity	Senior Debt	Exchangeable Notes	Credit Facilities	Other Debt		Total
2013(2)(3)	$376	$484	$-	$-	$410	$1,270	$207	$1,477
2014	916	-	420	640	981	2,957	65	3,022
2015(3)	287	460	469	1	205	1,422	25	1,447
2016	640	-	-	1	318	959	127	1,086
2017	700	-	-	1	544	1,245	4	1,249
2018	900	-	-	1	309	1,210	74	1,284
2019	647	-	-	1	501	1,149	2	1,151
2020	677	-	-	1	9	687	2	689
2021	-	-	-	1	155	156	2	158
2022	-	-	-	-	7	7	3	10
Thereafter	-	-	-	10	137	147	5	152

Subtotal	$5,143	$944	$889	$657	$3,576	$11,209	$516	$11,725
Unamortized (discounts) premiums, net	80	(67)	-	-	50	63	3	66

Total	$5,223	$877	$889	$657	$3,626	$11,272	$519	$11,791

(1)	Our consolidated entities have $14.3 million available to borrow under credit facilities.

(2)

We expect to repay the amounts maturing in 2013 related to our wholly owned debt with cash generated from operations, proceeds from the disposition of wholly owned real estate properties and with borrowings on our Credit Facilities. The maturities in 2013 in our consolidated but not wholly owned subsidiaries principally include $79.2 million of secured mortgage debt, which we expect to extend,

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

or pay, through the issuance of new debt, with proceeds from asset sales, available cash, or equity contributions to our consolidated entities by us and our venture partners.

(3)	The maturities in 2013 and 2015 include the aggregate principal amounts of the exchangeable senior notes, as this is when the holders first have the right to require us to repurchase their notes for cash.

Interest Expense

Interest expense from continuing operations included the following components for the years ended December 31 (in thousands):

	2012	2011	2010
Gross interest expense	$580,787	$500,019	$435,289
Amortization of discount (premium), net	(36,687)	228	47,136
Amortization of deferred loan costs	16,781	20,476	32,402

	560,881	520,723	514,827
Capitalized amounts	(53,397)	(52,651)	(53,661)

Net interest expense	$507,484	$468,072	$461,166

The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2012, 2011 and 2010 was $546.6 million, $467.4 million and $381.8 million, respectively.

11.	Stockholders’ Equity of the REIT

Shares Authorized

At December 31, 2012, 1.1 billion shares were authorized to be issued by the REIT, of which 1.0 billion shares represent common stock. The Board may, without stockholder approval, classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Stock

In 2011, in connection with the Merger, holders of ProLogis common shares received 0.4464 of a newly issued share of AMB common stock, ProLogis became a subsidiary of AMB and AMB changed its name to Prologis, Inc. Because ProLogis was the accounting acquirer (as discussed in Note 3), the historical ProLogis shares outstanding were adjusted by the Merger exchange ratio and restated. As of the Merger date, 169.6 million shares were added to reflect the outstanding shares of common stock of AMB. In addition, in late June 2011 we issued 34.5 million shares of common stock generating net proceeds of $1.1 billion. As of December 31, 2012, we had 461.8 million shares of common stock outstanding.

We have sold or issued shares of common stock under various common stock plans, including stock-based compensation plans as follows:

•

The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside directors participate in stock-based compensation plans that provide compensation, generally in the form of common stock. In 2012, the new 2012 Long-Term Incentive Plan was approved, which replaced all prior active incentive plans. See Note 14 for additional information on these plans.

•

1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allowed holders of common stock to automatically reinvest distributions and certain holders and persons who are not holders of common stock to purchase a limited number of additional shares of common stock by making optional cash payments, without payment of any brokerage commission or service charge. In 2011, in connection with the Merger, this program was terminated.

•

Controlled Offering Program: We had an agreement with two designated agents to sell shares of common stock and earn a fee of up to 2% of the gross proceeds. There have been no shares of common stock issued since March 2010. In 2011, in connection with the Merger, this program was terminated.

•

ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees were able to purchase common stock, through payroll deductions only, at a discounted price of 85% of the market price of the common stock. In 2011, in connection with the Merger, this program was terminated.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the common stock plans discussed above, we received gross proceeds of $31.0 million, $0.7 million and $30.8 million for the year ended December 31, 2012, 2011 and 2010, respectively, adjusted by the Merger exchange ratio of 0.4464 and issued shares of common stock for the years ended December 31, as follows (in thousands):

	2012	2011	2010
Incentive Plan and Outside Trustees Plan	2,258	793	617
1999 Dividend Reinvestment Plan	-	-	54
Controlled Offering Program	-	-	978
Employee Share Plan	-	-	76

Total	2,258	793	1,725

Limited partnership units were redeemed for 0.1 million and 0.1 million common shares in 2012 and 2010, respectively. We did not redeem any limited partnership units in 2011. See Note 13 for more details.

Preferred Stock

At December 31, 2012, we had seven series of preferred stock outstanding. Holders of each series of preferred stock have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. The dividends for Series Q, R and S are payable quarterly in arrears on the last day of March, June, September, and December. The dividends for Series L, M, O and P are payable quarterly in arrears on the 15th day of April, July, October and January. Dividends on preferred stock are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred stock can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series Q Preferred Stock is payable solely out of the cumulative sales proceeds of our other capital stock, which may include stock of other series of preferred stock. With respect to the payment of dividends, each series of preferred stock ranks on parity with the other series of preferred stock.

We had the following preferred stock issued and outstanding as of December 31 (in thousands):

	2012	2011
Series L	$49,100	$49,100
Series M	57,500	57,500
Series O	75,300	75,300
Series P	50,300	50,300
Series Q	100,000	100,000
Series R	125,000	125,000
Series S	125,000	125,000

Total preferred stock	$582,200	$582,200

Terms and conditions of our preferred stock outstanding at December 31, 2012 was as follows (dollars and shares in thousands):

Series of Preferred Stock	Shares Outstanding	Liquidation Preference	Par Value	Dividend Rate	Optional Redemption Date
Series L	2,000	$50,000	$0.01	6.50%	(a)
Series M	2,300	57,500	$0.01	6.75%	(a)
Series O	3,000	75,000	$0.01	7.00%	(a)
Series P	2,000	50,000	$0.01	6.85%	(a)
Series Q	2,000	100,000	$0.01	8.54%	11/13/26
Series R	5,000	125,000	$0.01	6.75%	(a)
Series S	5,000	125,000	$0.01	6.75%	(a)

	21,300	$582,500

(a)	These shares are currently redeemable at our option.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ownership Restrictions

For us to qualify as a real estate investment trust under the Internal Revenue Code, five or fewer individuals may not own more than 50% of the value of our outstanding stock at any time during the last half of our taxable year. Therefore, our charter restricts beneficial ownership (or ownership generally attributed to a person under the real estate investment trust tax rules (i) by a person, or persons acting as a group, of each of our issued and outstanding common, series L preferred stock, series M preferred stock, series O preferred stock and series P preferred stock, or (ii) series Q preferred stock, series R preferred stock or series S preferred stock that, together with all other capital stock owned or deemed owned by that person, would cause that person to own or be deemed to own more than 9.8% (by value or number of shares, whichever is more restrictive) of our issued and outstanding capital stock. Further, subject to certain exceptions, no person shall at any time directly or indirectly acquire ownership of more than 25% of any of the series Q preferred stock, series R preferred stock and series S preferred stock. These provisions assist us in protecting and preserving our real estate investment trust status and protect the interests of stockholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares of stock.

Shares of stock owned by a person or group of persons in excess of these limits are subject to redemption by us. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of us as a real estate investment trust for federal income tax purposes will not be jeopardized or the disqualification of us as a real estate investment trust is advantageous to our shareholders.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dividends

In 2012, 2011 and 2010, we paid all of our dividends in cash. The following summarizes the taxability of our common and preferred stock dividends for the years ended December 31:

	2012 (1)	2011	2010
Common Stock: (2)
Ordinary income	$0.38	$0.07	$-
Qualified dividend	0.20	0.01	-
Capital gains	0.54	0.84	1.25
Return of capital	-	0.14	-

Total distribution	$1.12	$1.06	$1.25

Preferred Stock - Series L (3):
Ordinary income	$0.55	0.15
Qualified dividend	0.28	-
Capital gains	0.80	1.07

Total dividend	$1.63	1.22	N/A

Preferred Stock - Series M (3):
Ordinary income	$0.57	0.15
Qualified dividend	0.30	-
Capital gains	0.82	1.11

Total dividend	$1.69	1.26	N/A

Preferred Stock - Series O (3):
Ordinary income	$0.59	0.16
Qualified dividend	0.31	-
Capital gains	0.85	1.15

Total dividend	$1.75	1.31	N/A

Preferred Stock - Series P (3):
Ordinary income	$0.58	0.15
Qualified dividend	0.30	-
Capital gains	0.83	1.13

Total dividend	$1.71	1.28	N/A

Preferred Stock - Series Q (4):
Ordinary income	$1.44	$0.38	$-
Qualified dividend	0.75	0.04	-
Capital gains	2.08	3.85	4.27

Total dividend	$4.27	$4.27	$4.27

Preferred Stock - Series R (4):
Ordinary income	$0.57	$0.15	$-
Qualified dividend	0.30	0.02	-
Capital gains	0.82	1.52	1.69

Total dividend	$1.69	$1.69	$1.69

Preferred Stock - Series S (4):
Ordinary income	$0.57	$0.15	$-
Qualified dividend	0.30	0.02	-
Capital gains	0.82	1.52	1.69

Total dividend	$1.69	$1.69	$1.69

(1)	Taxability for 2012 is estimated.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	The historical shares were adjusted by the Merger exchange ratio of 0.4464. As a result, the common stock dividends were also adjusted pre-Merger.

(3)	Represents the dividends paid since the Merger.

(4)	Upon completion of the Merger, each outstanding Series C, F and G Cumulative Redeemable Preferred Share of beneficial interest in ProLogis was exchanged for a newly issued share of Cumulative Redeemable Preferred Stock, Series Q, R and S, respectively.

In order to comply with the real estate investment trust requirements of the Internal Revenue Code, we are generally required to make common stock distributions (other than capital gain distributions) to our stockholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common stock dividend policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Internal Revenue Code, while allowing us to retain cash to meet other needs, such as capital improvements and other investment activities.

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

The payment of common stock dividends is dependent upon our financial condition, operating results and real estate investment trust distribution requirements and may be adjusted at the discretion of the Board during the year. A cash dividend of $0.28 per common share for the first quarter of 2013 was declared on February 27, 2013. The dividend will be paid on March 29, 2013 to holders of common shares on March 12, 2013.

Pursuant to the terms of our preferred stock, we are restricted from declaring or paying any dividend with respect to our common stock unless and until all cumulative dividends with respect to the preferred stock have been paid and sufficient funds have been set aside for dividends that have been declared for the relevant dividend period with respect to the preferred stock.

Our tax return for the year ended December 31, 2012 has not been filed. The taxability information presented for our dividends paid in 2012 is based upon management’s estimate. Our tax returns for open tax years have not been examined by the Internal Revenue Service, other than those discussed in Note 17. Consequently, the taxability of dividends is subject to change.

12.	Partners’ Capital of the Operating Partnership

For each share of common stock or preferred stock the REIT issues, the Operating Partnership issues a corresponding common or preferred partnership unit, as applicable, to the REIT in exchange for the contribution of the proceeds from the stock issuance. In addition, other third parties own common limited partnership units that make up 0.41% of the common partnership units.

As of December 31, 2012, the Operating Partnership had outstanding 461.8 million common general partnership units, 1.9 million common limited partnership units and 21.3 million preferred general partnership units.

Distributions paid to the common limited partnership units and the taxability of the distributions are similar to the REIT’s common stock disclosed above.

13.	Noncontrolling Interests

Operating Partnership

We report noncontrolling interests related to several entities we consolidate but do not own 100% of the common equity. These entities include three real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of our common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity. We also consolidate several entities in which we do not own 100% and the units of the entity are not exchangeable into our common stock.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of December 31, 2012, the REIT owned 99.59% of the common partnership units of the Operating Partnership.

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at December 31 (dollars in thousands):

	Our Ownership Percentage		Noncontrolling Interest		Total Investment In Real Estate		Debt
	2012	2011	2012	2011	2012	2011	2012	2011
Partnerships with exchangeable units (1)	various	various	$44,476	$11,173	$826,605	$827,263	$-	$26,417
Prologis Institutional Alliance Fund II (2)	28.2%	24.1%	280,751	324,721	571,668	624,318	178,778	220,625
Mexico Fondo Logistico (AFORES) (3)	20.0%	20.0%	157,843	118,580	388,960	312,914	214,084	177,000
Brazil Fund (4)	50.0%	50.0%	66,494	53,186	-	-	-	-
Prologis AMS (5)	38.6%	38.6%	59,631	83,897	160,649	211,627	63,749	77,041
PEPR (6)	100.0%	93.7%	-	106,759	-	4,047,329	-	1,699,587
Other consolidated entities	various	various	43,930	36,906	404,825	620,052	62,061	70,140

Operating Partnership noncontrolling interests			653,125	735,222	2,352,707	6,643,503	518,672	2,270,810
Limited partners in the Operating Partnership (7)			51,194	58,613	-	-	-	-

REIT noncontrolling interests			$704,319	$793,835	$2,352,707	$6,643,503	$518,672	$2,270,810

(1)	At December 31, 2012 and 2011, there were 1,173,571 and 1,302,238 limited partnership units, respectively, that were exchangeable into an equal number of shares of the REIT’s common stock. In 2012, 16,926 limited partnership units were redeemed for cash and 111,741 limited partnership units were redeemed for an equal number of common shares. In 2011, no outstanding limited partnership units were redeemed. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock. In 2012, we recorded an additional purchase accounting adjustment of $32.8 million associated with the Merger.

(2)	In the second quarter of 2012, we purchased an additional interest in this venture from one of our partners for $14.1 million that increased our ownership to 28.2%.

(3)	In the second quarter of 2012, we contributed four properties aggregating 0.8 million square feet to this entity for $40.6 million. As this entity is consolidated, we did not record a gain on this transaction. Also in 2012, this entity purchased two properties from third parties aggregating 0.4 million square feet. As a result of these transactions, the noncontrolling interests increased $39.8 million, which is primarily due to our partners’ investment in cash.

(4)	We have a 50% ownership interest in and consolidate the Brazil Fund that in turn has investments in several joint ventures that are accounted for on the equity method. The Brazil Fund’s assets are investments in unconsolidated entities of $152.2 million. For additional information on our unconsolidated investment see Note 6.

(5)	In 2012, we recorded additional purchase accounting adjustments of $22.7 million associated with the Merger.

(6)	In June 2012, the unitholders of PEPR passed a resolution to wind-up the entity, pursuant to which we opted for in-kind distribution of assets with responsibility for all liabilities of PEPR. In September 2012, PEPR completed its delisting from two European stock exchanges, completed a distribution to the remaining common and preferred unitholders, and we acquired the remaining assets and liabilities.

(7)	At December 31, 2012 and December 31, 2011, 1,893,266 and 2,058,730 units were associated with the common limited partners in the Operating Partnership and were exchangeable into an equal number of shares of the REIT’s common stock. During 2012, 165,464 units were redeemed for cash for $5.8 million. The majority of the outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Long-Term Compensation

In May 2012, the stockholders of the REIT approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”), which replaced all prior active long term incentive plans (“Prior Plans”). After approval of the 2012 LTIP, no further awards could be made under the Prior Plans but outstanding awards previously granted under Prior Plans will remain outstanding in accordance with their terms. The number of shares of common stock that may be issued under the 2012 LTIP is equal to 12.0 million plus the aggregate number of shares available for issuance under the Prior Plans at the time the 2012 LTIP was approved, resulting in a total of 27.2 million shares that have been reserved for issuance under the 2012 LTIP. As of December 31, 2012, there were 25.9 million shares of common stock available for future issuance at December 31, 2012 of which 9.5 million are subject to outstanding awards.

Officers, directors and other employees, consultants, and independent contractors of the REIT or its subsidiaries are eligible to become participants in the 2012 LTIP. Awards made under the 2012 LTIP can be in the form of stock options (non-qualified options and incentive stock options), stock appreciation rights (“SAR”), full value awards (restricted stock units and performance based shares) and cash incentive awards. No participant can be granted more than 1.5 million shares in any one calendar year. Awards can be made under the 2012 LTIP until it is terminated by the Board or until the ten-year anniversary of the effective date of the plan.

In 2011, in connection with the Merger, each outstanding award of ProLogis was converted into 0.4464 of a newly issued award of the REIT. Additionally, the exercise prices of stock options and the grant date fair values of full value awards have been adjusted to reflect the conversion of the underlying award. Values of stock options, restricted stock and restricted stock units of AMB were adjusted to their current fair value pursuant to the Merger. The fair value adjustment related to vested awards was recognized as an adjustment to paid-in capital and the portion of the adjustment related to unvested awards is being amortized to expense over their remaining service periods.

Performance Plans

In 2012, we granted performance-based cash incentive awards under two performance compensation plans approved by the compensation committee of the Board. Under the approved performance plans, referred to as the Outperformance Plan and the Private Capital Plan, certain officers and employees may earn incentive compensation in the form of cash incentive awards or stock awards. The plans are designed such that awards will be paid only as a result of extraordinary performance by the Company.

Outperformance Plan (“OPP”)

For plan year 2012, cash incentive awards were granted in February 2012 with a three-year performance period that began on January 1, 2012 and will end on December 31, 2014. These awards will only be earned to the extent our total shareholder return (“TSR”) for the performance period exceeds the TSR for the MSCI US REIT Index for the same period plus 100 basis points. If this outperformance hurdle is met, the compensation pool will be equal to 3% of the excess value created, subject to a maximum of the greater of $75 million or 0.5% of the our equity market capitalization at the start of the performance period. For 2012, each participant was allocated a percentage of the total compensation pool. Awards earned, if any, for the performance period beginning in 2012 will be paid in cash. Awards earned at the end of the performance period cannot be paid to participants unless our absolute TSR, as defined in the plan, is positive for the performance period. If the absolute TSR is not positive, payment will be delayed until such time as our absolute TSR becomes positive. If after seven years our absolute TSR has not become positive, the awards will be forfeited.

As the initial three-year performance period is payable in cash, the awards are liability-classified. The grant-date fair value of the award is measured at the beginning of the performance period and is amortized over the performance period. On a quarterly basis from the date of grant through the end of the performance period, the fair value of the award is re-measured and the expense is adjusted. We measure the liability at fair value each reporting period using the Monte Carlo simulation model. We recognized $9.0 million of compensation expense related to plan year 2012 based on the fair value of the liability of $27.1 million as of December 31, 2012.

Private Capital Plan (“PCP”)

Under the PCP, we established a compensation pool equal to 40% of the aggregate incentive fees earned by Prologis under agreements with our co-investment ventures. Each participant was allocated a percentage of the total compensation pool in February 2012. For plan year 2012, any awards earned under the PCP would be payable in cash. We evaluate the likelihood that we will earn incentive fees from our co-investment ventures on a quarterly basis. We record an accrual when it becomes probable and estimateable that we will earn these fees. At December 31, 2012, we determined that it was not probable that we would earn incentive fees from our co-investment ventures and therefore did not recognize any revenue or compensation costs associated with the PCP in 2012.

Stock Options

We have granted various stock options to our employees and outside directors, subject to certain conditions. Each stock option is exercisable into one share of common stock. Stock options granted to employees generally have graded vesting over a three or four year period and have an exercise price equal to the market price on the date of the grant. Stock options granted to outside directors generally vest immediately or within one year of the grant. The maximum contractual term of the stock option is ten years. No stock options were granted in 2012, 2011 and 2010. The outstanding options are primarily AMB stock options that we fair valued as of the Merger date.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity for the year ended December 31, 2012, with respect to our stock options is presented below:

	Options Outstanding		Options Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Life (in years)
Balance at January 1, 2012	9,879,960	$34.93
Exercised	(2,060,994)	24.12
Forfeited/Expired	(305,749)	56.46

Balance at December 31, 2012	7,513,217	$37.02	6,957,148	$37.76	4.7

Total remaining compensation cost related to unvested options as of December 31, 2012, is $2.2 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2015, which equates to a weighted average period of 0.6 years. The aggregate intrinsic value of exercised options was $21.3 million.

As discussed in Note 3, we estimated the fair value of the AMB stock options using the Black-Scholes pricing model as of the Merger date. The fair value of the vested awards were included as part of the total Merger consideration. We used the following assumptions:

Expected volatility	25-55%
Weighted average volatility	44.6%
Expected dividends	3.73%
Expected term (in years)	1-6
Risk-free rate	0.19-1.92%

We use historical data to estimate dividend yield, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free interest for periods within the expected term of the share option is based on the United States treasury yield curve in effect at the time of the Merger. To calculate the expected volatility of Prologis we weighted the historical volatility of ProLogis and AMB, as well as peer group data.

Full Value Awards

We have granted full value awards, generally in the form of restricted stock units (“RSUs”) and performance-based awards (“PSAs”), to certain employees, generally on an annual basis. We also grant deferred stock units (“DSUs”) to our outside directors. Full value awards each represent one share of common stock and generally vest over a continued service period. Full value awards earn cash dividends or dividend equivalent units (“DEUs”) (at our common stock dividend rate) over the vesting period that are charged to retained earnings.

The fair value of the full value awards is generally based on the market price of our common stock on the date the award is granted and is charged to compensation expense over the vesting or service period. For RSUs and PSAs the vesting period is generally three years. DSUs issued in 2011 and 2010 were fully vested at grant. DSUs granted in 2012 vest on the earlier of the date of the first annual stockholders meeting after the grant date or the first anniversary of the grant date.

The weighted average fair value of the full value awards granted during the years ended December 31, 2012, 2011 and 2010 was $32.60, $34.13 and $23.75, respectively.

We granted PSAs in 2011 and 2010, but none were granted in 2012. Employees were granted a targeted number of PSAs, which were then earned, based on specified performance criteria over a one-year performance period. PSAs earned are then subject to an additional two-year vesting period. During the performance period, the unearned PSAs accrue DEUs, which will be earned and vested according to the underlying award.

In 2011, we granted 280,525 PSAs and based on the attainment of specified individual and company performance goals, a total of 326,475 were earned. In 2010, we granted 242,406 PSAs and based on the attainment of specified individual and company performance goals, a total of 225,943 were earned.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Activity of our RSUs and PSAs

The activity for the year ended December 31, 2012 with respect to our RSU and PSA awards was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at January 1, 2012	1,684,713	$30.43	48,735

Granted	1,609,527	32.60
Vested	(1,238,036)	30.26
Forfeited	(56,856)	31.60

Balance at December 31, 2012	1,999,348	$32.28	47,680

Restricted Stock

Restricted stock awards are full value awards that were granted under the AMB’s Prior Plans until the 2012 LTIP was approved. Restricted stock awards are valued based on the market price of common stock on the grant date. The vesting period for restricted stock is generally three to four years. We recognize the value of the restricted stock earned as compensation expense over the applicable service period, which is generally the vesting period. Restricted stock has voting rights during the vesting period.

The activity for the year ended December 31, 2012, with respect to our unvested restricted stock was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2012	1,192,982	$34.07
Granted	5,000	29.24
Vested	(507,840)	34.07
Forfeited	(2,865)	34.07

Balance at December 31, 2012	687,277	$34.03

Compensation Expense

During the years ended December 31, 2012, 2011 and 2010, we recognized $49.6 million, $31.5 million and $25.1 million, respectively, of compensation expense including awards granted to our outside directors and net of forfeited awards. These amounts include expense reported as General and Administrative Expenses and Merger, Acquisition and Other Integrated Expenses and are net of $8.8 million, $8.7 million and $5.3 million, respectively, that was capitalized due to our development and leasing activities.

Total remaining compensation cost related to unvested full value awards as of December 31, 2012 was $51.4 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2015, which equates to a weighted average period of 1.4 years. The fair value of the full value awards which vested in 2012 was $60.3 million.

Other Plans

In 2011, we had two 401(k) Savings Plan and Trusts (“401(k) Plans”), one from ProLogis and one from AMB. Effective January 1, 2012, the AMB 401(k) Plan merged into the ProLogis 401(k) Plan, with the Prologis Plan (the “Plan”) continuing on as the surviving plan. The new Plan provides for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). In the Plan, vesting in the matching employer contributions is based on the employee’s years of service, with 100% vesting at the completion of one year of service.

In 2011, the ProLogis 401(k) plan provided for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). Vesting in the matching employer contributions was based on the employee’s years of service, with 20% vesting each year of service, over a five-year period. In the AMB 401(k) plan, matching employer contributions vested in full after one year of service by the employee.

In 2011, we had two nonqualified savings plans to provide benefits for certain employees, one from ProLogis and one from AMB. The purpose of these plans was to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plans. In the ProLogis deferred compensation plan, we matched the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. These matching contributions vested in the same manner as the ProLogis 401(k) Plan. In the AMB deferred compensation plan, employer matching was not offered. Effective as of January 1, 2012, a new deferred compensation plan for Prologis was established. Employer matching is not offered in the new plan.

On a combined basis for all plans, our contributions under the matching provisions were $1.8 million, $1.6 million and $1.3 million for 2012, 2011 and 2010, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Merger, Acquisition and Other Integration Expenses

In connection with the Merger and other related activities, we incurred significant transaction, integration, and transitional costs in 2011 and 2012. These costs included investment banker advisory fees; legal, tax, accounting and valuation fees; termination and severance costs (both cash and stock based compensation awards) for terminated and transitional employees; non-capitalized system conversion costs and other integration costs. Certain costs were obligations of AMB and expensed prior to the closing of the Merger by AMB. The following is a breakdown of these costs incurred for the years ended December 31 (in thousands):

	2012	2011
Termination, severance and transitional employee costs	$54,283	$58,445
Professional fees	17,599	46,467
Office closure, travel and other costs	8,794	24,714
Write-off of deferred loan costs	-	10,869

Total	$80,676	$140,495

The costs incurred during 2011 principally included transaction and transitional costs directly related to the Merger, including severance, and transactional costs associated with the PEPR Acquisition. At the time of the Merger, we terminated our existing credit facilities and wrote-off the remaining unamortized deferred loan costs associated with such facilities, which is included in these costs. The costs in 2012 were related principally to severance in connection with the Merger; system implementation costs, as portions of the project move into the phase when the costs are expensed (i.e., training and data conversion); additional costs due to the liquidation of PEPR and severance and related costs due to organizational changes in Europe to centralize finance activities and gain efficiencies.

16.	Impairment Charges

Impairment of Real Estate Properties

We recognized impairment charges related to certain of our real estate properties for the years ended December 31 as outlined below (in thousands):

	2012	2011	2010
Included in Continuing Operations:
Land	$88,969	$-	$734,668
Operating properties	163,945	21,237	1,349
Other real estate	-	-	595

Impairment of real estate properties - continuing operations	252,914	21,237	736,612
Discontinued Operations - operating properties and land subject to ground leases	30,596	2,659	87,702

Total impairment charges	$283,510	$23,896	$824,314

Land

In the fourth quarter of 2012, we reviewed our land bank based on our current intent to hold long-term (through the development of an industrial property) or to sell. This review resulted in a change in our intent from long-term hold to sell for some land parcels and the identification of other land parcels that had previously been impaired, through the 2010 review as discussed below, that are located primarily in Central and Eastern Europe for which the market has continued to lag in the global economic recovery. We have not experienced the same improvement in land values in these regional and other European markets that we have had in a majority of our global markets. The fair value of the land parcels was based on internal valuations, which were corroborated primarily from brokers’ opinion of value and comparable land sales, if available. If the carrying value of the land parcel exceeded fair value we adjusted the carrying value of the land. Accordingly, we recognized impairment charges of $77.5 million based on our evaluation of our investment in land as of December 31, 2012.

Additionally during 2012, we recorded impairment charges of $11.4 million on land parcels that we expected to sell as the carrying value exceeded the fair value at that time. The fair value of the land was based on purchase and sale agreements.

During the fourth quarter of 2010, we made a strategic decision to more aggressively pursue land sales. As a result of this decision, we undertook a complete evaluation of all land positions. As a result of our change in intent, if the carrying value of the land exceeded fair value, based on valuations and other relevant market data, we adjusted the carrying value of the land targeted for disposition to fair value. Accordingly, we recognized impairment charges of $687.6 million based on our change in intent and evaluation of the fair value of our land as of December 31, 2010. We also recognized impairment charges of $47.1 million related to land sold as part of a larger transaction as discussed below.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Properties

As discussed in Note 6, we announced the signing of a definitive agreement for the formation of a new fund in Europe, PELP. Based on this agreement, we assessed the recoverability of the portfolio of assets we expect to contribute to PELP by comparing the total expected proceeds to the carrying value of the portfolio of assets as of December 31, 2012. As a result of this analysis, we recorded impairment charges of $135.3 million in continuing operations.

Additionally, at December 31, 2012, we recorded impairment charges of $28.7 million in continuing operations related to operating properties that we expect to sell or contribute to co-investment ventures. The impairment charges were calculated based on the carrying values of these assets as compared with the fair value.

Impairment charges of $30.6 million recorded in discontinued operations relate to operating properties that we expect to sell to third parties at less than our carrying value at that time. We estimated fair value primarily based upon letters of intent, purchase and sale agreements, and third party appraisals. These properties were either sold during 2012 or are held for sale as of December 31, 2012.

In 2011, we recorded impairment charges of $21.2 million in continuing operations related to real estate properties we expected to sell. Impairment charges of $2.7 million recorded in discontinued operations related to the South Korean properties sold to a third party in 2011.

In 2010, we made a decision to sell our retail and mixed-use properties and certain other non-core real estate investments. As a result, we classified all of these assets and related liabilities as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2010. Based on the carrying values of these assets and liabilities, as compared with the estimated sales proceeds less costs to sell, we recognized an impairment charge of $168.8 million ($47.1 million related to land and included in Impairment of Real Estate Properties, $44.3 million related to the joint ventures and other assets and recorded in Impairment of Goodwill and Other Assets (described below); and $77.4 million was associated with operating properties and included in Discontinued Operations – Net Gains on Dispositions, Net of Related Impairment Charges and Taxes). We also recorded impairment charges of $10.3 million related primarily to our industrial properties in South Korea that we sold in 2011.

Impairment of Goodwill and Other Assets

We recognized impairment charges related to goodwill and other assets for the years ended December 31 as outlined below (in thousands):

	2012	2011	2010
Goodwill	$-	$-	$368,451
Investment in and advances to unconsolidated entities	-	103,824	41,437
Notes receivable	16,135	22,608	2,857

Total impairment of goodwill and other assets	$16,135	$126,432	$412,745

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

Other Assets

In the second quarter of 2011, we recorded impairment charges of $103.8 million primarily related to two of our investments in unconsolidated entities. This included one investment in the United States, Prologis NAIII, where our carrying value exceeded the fair value. This entity has not had the same appreciation in value in its portfolio that we have experienced in our consolidated portfolio and in several of our other entities. We determined the fair value of the underlying real estate assets using discounted cash flow models developed externally by a third party, which we corroborated through our discounted cash flow models. Based on the duration of time that the value of our investment has been less than carrying value and the lack of recovery as compared to our other real estate investments, we no longer believed the decline to be temporary. Also included was our investment in a co-investment venture in South Korea that we sold to our venture partner in July 2011. We had previously recognized an impairment associated with this investment due to the decline in value that we believed to be other than temporary.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We had a receivable from an entity that developed retail and mixed use properties in Europe that was secured by land parcels. In late 2011, the entity went into administration. In exchange for the note receivable, we received three land parcels and debt. Based on the fair value of the land less the assumption of debt received in the exchange and information available to us in the fourth quarter of 2011, the remaining receivable balance of $20.5 million was impaired. In the first quarter of 2012, we recorded an additional impairment charge of $16.1 million as a result of additional information that became available in the first quarter of 2012 and provided additional evidence indicating that the value of the land is less than originally estimated in the fourth quarter of 2011.

In 2010, we recorded impairment charges of $41.4 million for investments in other joint ventures and $2.9 million for a note receivable in connection with the expected sale of these non-core real estate investments, as discussed above in real estate impairments.

17.	Income Taxes

Components of Loss before Income Taxes

Components of loss before income taxes for the years ended December 31, were as follows (in thousands):

	2012	2011	2010
Domestic	$(58,183)	$(300,445)	$(1,098,438)
International	(31,439)	35,031	(533,548)

Loss before income taxes	$(89,622)	$(265,414)	$(1,631,986)

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31, were as follows (in thousands):

	2012	2011	2010
Current income tax expense (benefit)
United States Federal	$(27,897)	$(9,392)	$15,257
International	46,294	30,010	248
State and local	7,383	4,177	9,947

Total Current	25,780	24,795	25,452

Deferred income tax expense (benefit)
United States Federal	152	(1,333)	13,913
International	(22,119)	(18,470)	(66,136)

Total Deferred	(21,967)	(19,803)	(52,223)

Total income tax expense (benefit), included in continuing and discontinued operations	$3,813	$4,992	$(26,771)

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our uncertain tax positions. For the years ended December 31, 2012, 2011 and 2010, we recognized a net $28.5 million benefit, $9.0 million benefit and $11.8 million expense, respectively, for uncertain tax positions. The benefit that was recognized in all years relates to the reversal of certain expenses due to the expiration of the statute of limitations and settlements with the taxing authorities and the expense recognized relates to interest and penalties associated with our uncertain tax positions.

During the years ended December 31, 2012, 2011 and 2010, cash paid for income taxes, net of refunds, was $38.4 million, $41.2 million and $25.9 million, respectively.

Deferred Income Taxes

Deferred income tax is generally a function of the period’s temporary differences (principally basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis in assets and liabilities for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2012	2011
Gross deferred income tax assets:
Net operating loss carryforwards (1)	$611,027	$443,026
Basis difference - real estate properties	172,336	185,266
Basis difference - equity investments	13,163	20,008
Basis difference - intangibles	17,408	24,664
Alternative minimum tax credit carryforward	1,387	1,388
Foreign tax credit carryforward	1,963	1,944
Section 163(j) interest limitation	53,542	36,733
Capital loss carryforward	30,395	-
Other - temporary differences	16,746	14,784

Total gross deferred income tax assets	917,967	727,813
Valuation allowance	(859,305)	(641,064)

Gross deferred income tax assets, net of valuation allowance	58,662	86,749

Gross deferred income tax liabilities:
Basis difference - real estate properties	436,961	567,943
Built-in-gains - real estate properties	6,402	6,402
Basis difference - equity investments	958	1,118
Built-in-gains - equity investments	22,053	22,111
Basis difference - intangibles	10,591	9,742
Other - temporary differences	5,123	7,384

Total gross deferred income tax liabilities	482,088	614,700

Net deferred income tax liabilities	$423,426	$527,951

(1)	At December 31, 2012, we had net operating loss (“NOL”) carryforwards as follows (in millions):

	U.S.	Europe	Mexico	Japan	Other
Gross NOL carryforward	$96.8	$1,447.7	$494.3	$186.8	$57.0

Tax-effected NOL carryforward	36.3	393.7	140.8	26.6	13.6
Valuation allowance	(36.3)	(374.5)	(136.7)	(26.6)	(13.6)

Net deferred tax asset-NOL carryforward	$-	$19.2	$4.1	$-	$-

Expiration periods	2022-2032	2013-indefinite	2013-2022	2013-2021	2013-indefinite

The increase in deferred tax assets from 2011 to 2012 is primarily due to NOL carryforwards recorded for certain jurisdictions based on taxable losses incurred during 2012. Additionally, the increase is due to the capital loss carryforward created by the NAIF II transaction for one of our United States TRS entities.

The increase in deferred tax assets was more than offset by an increase in the valuation allowance recorded against the deferred tax assets. We recorded a valuation allowance against deferred tax assets in certain jurisdictions because we could not sustain a conclusion that it was more likely than not that we could realize the deferred tax assets and NOL carryforwards. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax asset to an amount that will “more-likely-than-not” be realized, as we are not currently forecasting sufficient taxable income for these benefits to be realized.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The decrease in deferred tax liabilities from 2011 to 2012 is primarily due the reversal of deferred tax liabilities on real estate properties in Europe that were either sold to third parties or contributed to our co-investment ventures.

Liability for Uncertain Tax Positions

During the years ended December 31, 2012, 2011 and 2010, we believe that we and our consolidated REIT subsidiary have complied with the real estate investment trust requirements of the Internal Revenue Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2009 and thereafter. Our major tax jurisdictions outside the United States are Brazil, Canada, China, France, Germany, Japan, Luxembourg, Mexico, Netherlands, Poland, Singapore, Spain, and the United Kingdom.

The liability for uncertain tax positions principally consisted of estimated federal and state income tax liabilities and included accrued interest and penalties of $0.8 million and $26.4 million at December 31, 2012 and 2011, respectively. A reconciliation of the liability for uncertain tax positions was as follows (in thousands):

	2012	2011
Balance at January 1,	$36,464	$70,496
Additions for tax positions taken during the current year	-	8,061
Additions for tax positions taken during a prior year	407	7,058
Reductions for tax positions taken during a prior year	(124)	(11,464)
Settlements with taxing authorities	-	(24,835)
Reductions due to lapse of applicable statute of limitations	(28,804)	(12,852)

Balance at December 31,	$7,943	$36,464

18.	Loss Per Common Share / Unit

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

The following table sets forth the computation of our basic and diluted earnings per share/unit for the years ended December 31 (in thousands, except per share/unit amounts):

REIT	2012 (1)	2011 (1)	2010 (1)
Net loss attributable to common stockholders	$(80,946)	$(188,110)	$(1,295,920)

Weighted average common shares outstanding - Basic and Diluted (2)(3)(4)	459,895	370,534	219,515

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.18)	$(0.51)	$(5.90)

Operating Partnership
Net loss attributable to common unitholders	$(81,108)	$(188,459)	$(1,295,920)

Weighted average common partnership units outstanding - Basic and Diluted (2)(3)(4)	461,848	371,730	219,515

Net loss per unit attributable to common unitholders - Basic and Diluted	$(0.18)	$(0.51)	$(5.90)

(1)	In periods with a net loss, the inclusion of any incremental shares/units is anti-dilutive, and therefore, both basic and diluted shares/units are the same.

(2)	The increase in shares/units between the periods is due to the Merger (see Note 3 for more details) and an equity offering in June 2011.

(3)	Total weighted average potentially dilutive share awards and warrants outstanding (in thousands) for the years ended December 31, 2012, 2011 and 2010 were 9,805, 7,648 and 4,498, respectively.

(4)	The shares underlying the exchangeable debt have not been included because the impact would be anti-dilutive.

19.	Related Party Transactions

In 2012 and 2010, Irving F. Lyons, III, member of the Board, Trustee of ProLogis prior to the Merger and former Chief Investment Officer, converted limited partnership units in the limited partnerships, in which we own a majority interest and consolidate, into 45,600 and 22,431 shares of our common stock, respectively. As of December 31, 2012, Mr. Lyons owned 27,752 of the outstanding partnership units. See Note 13 for more information regarding these limited partnerships in the Americas.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Also see Note 6 for a discussion of transactions between us and the unconsolidated entities in which we invest.

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

Our use of derivatives does involve the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; thereby significantly reducing the actual loss that would be incurred should a counterparty fail to perform its contractual obligations. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.

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

For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, at inception of the transaction, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. The ineffective portion of a derivative financial instrument’s change in fair value, if any, is immediately recognized in earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements.

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

Foreign currency hedges

We hedge the net assets of certain of our international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of our net investment hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, all changes in fair value of the forward contract are reported in stockholders’ equity in the foreign currency translation component of Accumulated Other Comprehensive Loss and offsets translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which are also recorded in Accumulated Other Comprehensive Loss. Ineffectiveness, if any, is recognized in earnings.

In 2012, we entered into 11 foreign currency forward contracts that expire in April and May 2013 with an aggregate notional amount of €1.0 billion ($1.3 billion using the forward rate of 1.30) to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. These derivatives were designated and qualify as hedging instruments and, therefore, the changes in fair value of these derivatives were recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. We had $17.5 million recorded in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to the fair value of these derivative contracts at December 31, 2012. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets at December 31, 2012, were losses of $17.5 million. None of these hedges were ineffective during the year ended December 31, 2012, therefore, there was no impact on earnings.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest rate hedges

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows as well as to stabilize interest expense and manage our exposure to interest rate movements. To achieve this objective, we may enter into interest rate swap agreements, which allow us to borrow on a fixed rate basis for longer-term debt issuances, or interest rate cap agreements, which allow us to minimize the impact of increases in interest rates. We typically designate our interest rate swap and interest rate cap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on variable rate debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets, liabilities or forecasted transactions caused by fluctuations in interest rates.

We have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had 32 interest rate swap contracts, which included 24 contracts denominated in euro, two contracts denominated in British pound sterling, five contracts denominated in Japanese yen and one contract denominated in U.S dollar, outstanding at December 31, 2012. During 2011, we acquired and settled an interest rate cap agreement that allowed us to receive variable-rate amounts from a counterparty if interest rates rose above the strike rate on the contract in exchange for an upfront premium. We had $28.0 million and $28.5 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at December 31, 2012 and December 31, 2011, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. The amounts reclassified to interest expense for the year ended December 31, 2012 was $14.7 million. The amounts reclassified to interest expense for the years ended December 31, 2011 and 2010 were not considered material. For the next twelve months from December 31, 2012, we estimate that an additional expense of $1.5 million will be reclassified into interest expense. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets at December 31, 2012 and 2011 were losses of $33.8 million and $51.7 million, respectively.

Losses on a derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred. We recorded losses due to hedge ineffectiveness of $2.4 million and $1.8 million during the year ended December 31, 2012 and 2011, respectively. We did not have any losses due to hedge ineffectiveness during the year ended December 31, 2010. Also in 2012, we recorded a loss of $11.0 million in Gain (Loss) on Early Extinguishment of Debt, Net related to interest rate swaps that were considered ineffective with a notional amount of $703.8 million. These derivatives are associated with debt that was paid off in late January and early February 2013, or are expected to be transferred, in connection with the contribution to our new European co-investment venture, PELP (see Note 6 for more details of this venture). When it was probable the related forecasted transaction would not occur, the hedge was deemed ineffective and the balance in Accumulated Other Comprehensive Loss was written off.

The following table summarizes the activity in our derivative instruments for the years ended December 31, as follows (in millions):

	2012		2011		2010
	Foreign Currency Forwards	Interest Rate Swaps (1)	Interest Rate Swaps (1)	Interest Rate Caps	Interest Rate Swaps (1)
Notional amounts at January 1,	$-	$1,496.5	$268.1	$-	$157.7
New contracts	1,303.8	445.4	-	-	155.0
Acquired contracts (2)	-	71.0	1,337.3	25.7	-
Matured or expired contracts	-	(698.1)	(108.9)	(25.7)	(44.6)

Notional amounts at December 31,	$1,303.8	$1,314.8	$1,496.5	$—	$268.1

(1)	In 2012, we entered into four interest rate swap contracts with combined notional amounts of $445.4 million, with various expiration dates between 2017 and 2019. In addition, we acquired one interest rate swap contract with a notional amount of $71.0 million in connection with the acquisition of our interest in NAIF II. In connection with the Merger and PEPR Acquisition in 2011, we acquired various interest rate swap contracts with combined notional amounts of $1.3 billion, with various expiration dates between October 2012 and January 2014. During the third quarter of 2010, we entered into a ¥13.0 billion interest rate contract that matures in December 2014 to fix the interest rate on a variable rate TMK bond. We designated these contracts as cash flow hedges and they qualify for hedge accounting treatment.

(2)	To the extent these contracts previously qualified for hedge accounting, they were redesignated at the time of the acquisition to qualify for hedge accounting post Merger and acquisition.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fair Value Measurements on a Recurring and Non-Recurring Basis

At December 31, 2012 and December 31, 2011, other than the derivatives discussed in this note and in Note 10, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our Consolidated Financial Statements.

Non-financial assets measured at fair value on a non-recurring basis in our Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges as discussed in Note 16. The table below aggregates the fair value of these assets at December 31, 2012 and 2011, respectively, by the levels in the fair value hierarchy (in thousands):

	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate assets	$-	$-	$3,677,365	$3,677,365	$-	$-	$122,088	$122,088
Investments in and advances to other unconsolidated entities	$-	$-	$-	$-	$-	$-	$26,066	$26,066

Fair Value of Financial Instruments

At December 31, 2012 and December 31, 2011, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At December 31, 2012 and 2011, the fair value of our derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

We have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy. Although the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.

At December 31, 2012 and 2011, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2012 and 2011, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the carrying amounts and estimated fair values of our debt as of December 31 (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$888,966	$893,577	$936,796	$940,334
Senior notes	5,223,136	5,867,124	4,772,607	5,038,678
Exchangeable senior notes	876,884	1,007,236	1,315,448	1,431,805
Secured mortgage debt	3,625,908	3,765,556	1,725,773	1,832,931
Secured mortgage debt of consolidated entities	450,923	455,880	1,468,637	1,485,808
Other debt of consolidated entities	67,749	68,751	775,763	751,075
Other debt	657,228	660,951	387,384	389,804

Total debt	$11,790,794	$12,719,075	$11,382,408	$11,870,435

21.	Commitments and Contingencies

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

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related venture or disposition of any properties by the venture. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements. Liabilities related to the indemnification agreements are recorded in Other Liabilities in our Consolidated Balance Sheets. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the completion of the improvements and infrastructure. As of December 31, 2012 and 2011, we had approximately $27.8 million and $27.6 million, respectively, outstanding under such arrangements.

At December 31, 2012, we guaranteed $30.4 million of debt of certain of our unconsolidated entities. We may be required or choose to make additional capital contributions to certain of our unconsolidated entities, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 6 for further discussion related to equity commitments to our unconsolidated entities.

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

In December 2011, arbitration hearings began in connection with a dispute related to a real estate development project known as Pacific Commons. The plaintiff, Cisco Technology, Inc., was seeking rescission of a 2007 Restructuring and Settlement Agreement (the “Contract”) and other agreements, and declaratory relief, and damages for breach of the Contract. In August 2012, the arbitrator issued a ruling denying the relief sought by Cisco, and therefore Prologis had no further obligation.

22.	Business Segments

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

•

Private Capital — This represents the long-term management of unconsolidated co-investment ventures and other joint ventures. We have a direct and long-standing relationships with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures and other joint ventures, while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

We report the costs associated with our Private Capital segment for all periods presented in the line item Private Capital Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the co-investment ventures provided by individuals who are assigned to our private capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our real estate operations segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. We are further reimbursed by the co-investment ventures for certain expenses associated with managing these co-investment ventures.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues, Loss before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Years Ended December 31,
	2012	2011	2010
Revenues (1):
Real estate operations:
Americas	$1,211,462	$842,845	$556,389
Europe	436,206	309,575	78,545
Asia	231,514	161,288	82,692

Total Real Estate Operations segment	1,879,182	1,313,708	717,626

Private capital:
Americas	69,422	76,872	66,653
Europe	37,047	46,087	54,835
Asia	20,310	14,660	1,038

Total Private Capital segment	126,779	137,619	122,526

Total revenues	$2,005,961	$1,451,327	$840,152
Net operating income:
Real estate operations:
Americas	$841,319	$584,081	$397,708
Europe	326,126	223,950	43,452
Asia	179,682	123,087	60,912

Total Real Estate Operations segment	1,347,127	931,118	502,072

Private capital:
Americas	31,637	42,644	40,354
Europe	21,699	30,708	41,200
Asia	9,623	9,305	313

Total Private Capital segment	62,959	82,657	81,867

Total segment net operating income	1,410,086	1,013,775	583,939
Reconciling items:
General and administrative expenses	(228,068)	(195,161)	(165,981)
Merger, acquisition and other integration expenses	(80,676)	(140,495)	-
Impairment of real estate properties	(252,914)	(21,237)	(736,612)
Depreciation and amortization	(739,981)	(552,849)	(294,867)
Earnings from unconsolidated entities, net	31,676	59,935	23,678
Interest expense	(507,484)	(468,072)	(461,166)
Impairment of goodwill and other assets	(16,135)	(126,432)	(412,745)
Interest and other income, net	22,878	12,008	15,847
Gains on acquisitions and dispositions of investments in real estate, net	305,607	111,684	28,488
Foreign currency and derivative gains (losses), net	(20,497)	41,172	(11,081)
Gain (loss) on early extinguishment of debt, net	(14,114)	258	(201,486)

Total reconciling items	(1,499,708)	(1,279,189)	(2,215,925)

Loss before income taxes	$(89,622)	$(265,414)	$(1,631,986)

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2012	2011
Assets (2):
Real estate operations:
Americas	$15,304,053	$13,305,147
Europe	5,738,257	6,823,814
Asia	3,476,996	3,502,033

Total Real Estate Operations segment	24,519,306	23,630,994

Private capital (3):
Americas	24,373	43,394
Europe	61,266	61,946
Asia	6,108	9,368

Total Private Capital segment	91,747	114,708

Total segment assets	24,611,053	23,745,702

Reconciling items:
Investments in and advances to other unconsolidated entities	2,195,782	2,857,755
Notes receivable backed by real estate	188,000	322,834
Assets held for sale	26,027	444,850
Cash and cash equivalents	100,810	176,072
Other assets	188,473	176,699

Total reconciling items	2,699,092	3,978,210

Total assets	$27,310,145	$27,723,912

(1)	Includes revenues attributable to the United States for the years ended December 31, 2012, 2011 and 2010 of $1.2 billion, $0.8 billion and $0.6 billion, respectively.

(2)	Includes long-lived assets attributable to the United States as of December 31, 2012 and 2011 of $14.9 billion and $14.3 billion, respectively.

(3)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Private Capital segment.

23.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010 are as follows:

•	See Note 3 for information related to the Merger and PEPR Acquisition in 2011 and the Co-Investment Venture Acquisitions in 2012.

•

We received $17.7 million, $5.0 million and $4.6 million of ownership interests in certain unconsolidated entities as a portion of our proceeds from the contribution of properties to these entities during 2012, 2011 and 2010, respectively.

•	In April 2011, we assumed $61.7 million of debt upon the acquisition of the remaining interest in a joint venture that owned one property in Japan.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.	Selected Quarterly Financial Data (Unaudited)

Selected quarterly 2012 and 2011 data has been adjusted from previously disclosed amounts due to the disposal of properties in 2012 whose results of operations were reclassified to Discontinued Operations in our Consolidated Statements of Operations. The selected quarterly data was as follows (in thousands, except per share data):

	Three Months Ended,
REIT	March 31,	June 30,	September 30,	December 31,
2012:
Total revenues	$480,875	$503,110	$504,419	$517,557
Operating income (loss)	$85,589	$101,789	$80,375	$(159,306)
Earnings (loss) from continuing operations	$189,677	$(11,442)	$(4,519)	$(266,918)
Net earnings (loss) attributable to common stockholders	$202,412	$(8,119)	$(46,526)	$(228,713)
Net earnings (loss) attributable to common stockholders - Basic (1)	$0.44	$(0.02)	$(0.10)	$(0.50)
Net earnings (loss) attributable to common stockholders - Diluted (1)(2)	$0.44	$(0.02)	$(0.10)	$(0.50)
2011(3):
Total revenues	$222,084	$310,326	$462,141	$456,777
Operating income (loss)	$26,929	$(50,833)	$78,286	$49,651
Earnings (loss) from continuing operations	$(53,807)	$(164,974)	$41,714	$(90,123)
Net earnings (loss) attributable to common stockholders	$(46,616)	$(151,471)	$55,436	$(45,459)
Net earnings (loss) attributable to common stockholders - Basic (1)(4)	$(0.18)	$(0.49)	$0.12	$(0.10)
Net earnings (loss) attributable to common stockholders - Diluted (1)(2)(4)	$(0.18)	$(0.49)	$0.12	$(0.10)

Operating Partnership
2012:
Total revenues	$480,875	$503,110	$504,419	$517,557
Operating income (loss)	$85,589	$101,789	$80,375	$(159,306)
Earnings (loss) from continuing operations	$189,677	$(11,442)	$(4,519)	$(266,918)
Net earnings (loss) attributable to common unitholders	$203,353	$(8,173)	$(4,668)	$(229,610)
Net earnings (loss) attributable to common unitholders - Basic (1)	$0.44	$(0.02)	$(0.10)	$(0.50)
Net earnings (loss) attributable to common unitholders - Diluted (1)(2)	$0.44	$(0.02)	$(0.10)	$(0.50)
2011(3):
Total revenues	$222,084	$310,326	$462,141	$456,777
Operating income (loss)	$26,929	$(50,833)	$78,286	$49,651
Earnings (loss) from continuing operations	$(53,807)	$(164,974)	$41,714	$(90,123)
Net earnings (loss) attributable to common stockholders	$(46,616)	$(151,471)	$54,906	$(45,278)
Net earnings (loss) attributable to common unitholders - Basic (1)(4)	$(0.18)	$(0.49)	$0.12	$(0.10)
Net earnings (loss) attributable to common unitholders - Diluted (1)(2)(4)	$(0.18)	$(0.49)	$0.12	$(0.10)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of diluted shares.

(2)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted loss per share is the same.

(3)	Included in 2011 quarterly data is approximately one month of activity from the Merger and PEPR Acquisition in the period ended June 30, 2011 and a full period of activity in the periods ended September 30, 2011 and December 31, 2011. See Note 3 for more information.

(4)	As a result of the Merger, each outstanding common share of ProLogis was converted into 0.4464 of a newly issued share of common stock of the REIT. Therefore, the historical ProLogis data related to quarterly earnings per common share for the periods ended before June 3, 2011 were adjusted by the Merger conversion ratio of 0.4464 and restated.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.	Subsequent Event

Nippon Prologis REIT, Inc.

On December 12, we announced the approval from our Board to sponsor a Japanese REIT (“J-REIT”) to serve as the long-term investment vehicle for our properties developed in Japan. In early 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of twelve properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion), resulting in ¥153 billion ($1.7 billion at February 14, 2013) in net cash proceeds. We will retain at least a 15% equity ownership interest in NPR and will provide pipeline, operational and personnel assistance under a support agreement. As a result of this transaction, in the first quarter we will recognize a gain of approximately $300 million (unaudited) after the deferral of the gain related to our ongoing investment. We intend to use the proceeds primarily for the repayment of debt and future investment in Japan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholders

Prologis, Inc.:

Under date of February 27, 2013, we reported on the consolidated balance sheets of Prologis, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, Inc.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Prologis, L.P.:

Under date of February 27, 2013, we reported on the consolidated balance sheets of Prologis, L.P. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of Prologis, L.P.’s management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 27, 2013

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)

Industrial Operating Properties (d)
Americas Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(d)	5,582	3,047	28,671	6,276	31,024	37,300	(15,893)	1996, 1997
Atlanta South Business Park	9		5,353	28,895	1,213	5,353	30,108	35,461	(1,687)	2011
Atlanta West Distribution Center	7	(d)	7,274	26,566	10,269	7,274	36,835	44,109	(11,917)	1994, 2006, 2012
Berkeley Lake Distribution Center	1	(d)	2,046	8,712	699	2,046	9,411	11,457	(1,504)	2006
Buford Distribution Center	1		1,487	-	5,502	1,487	5,502	6,989	(802)	2007
Cobb Place Dist Ctr	2	(d)	3,195	13,604	122	3,195	13,726	16,921	(450)	2012
Dekalb Ind Ctr	1	(d)	1,509	6,584	8	1,509	6,592	8,101	(259)	2012
Douglas Hill Distribution Center	4		11,599	46,826	3,122	11,677	49,870	61,547	(11,766)	2005
Hartsfield East DC	1		697	6,466	7	697	6,473	7,170	(309)	2011
Horizon Distribution Center	1		2,846	11,385	1,202	2,846	12,587	15,433	(1,976)	2006
LaGrange Distribution Center	1		174	986	832	174	1,818	1,992	(1,238)	1994
Macon Dist Ctr	1	(d)	649	2,871	-	649	2,871	3,520	(138)	2012
Midland Distribution Center	1		1,919	7,679	1,468	1,919	9,147	11,066	(1,990)	2006
Northeast Industrial Center	5	(d)	3,676	17,212	2,794	3,676	20,006	23,682	(5,406)	2006, 2012
Northmont Industrial Center	1		566	3,209	1,358	566	4,567	5,133	(2,906)	1994
Peachtree Corners Business Center	5		1,519	7,253	2,969	1,519	10,222	11,741	(4,993)	1994, 2006
Piedmont Ct. Distribution Center	2		885	5,013	3,628	885	8,641	9,526	(5,028)	1997
Riverside Distribution Center (ATL)	3		2,533	13,336	3,664	2,556	16,977	19,533	(8,358)	1999
South Royal Atlanta Distribution Center	2	(d)	1,259	5,990	1,332	1,259	7,322	8,581	(1,133)	2002, 2012
Southfield-KRDC Industrial SG	8		5,033	28,725	832	5,033	29,557	34,590	(1,962)	2011
Southside Distribution Center	1		1,186	2,859	400	1,186	3,259	4,445	(229)	2011
Suwanee Creek Dist Ctr	1		462	1,871	26	462	1,897	2,359	(165)	2010
Tradeport Distribution Center	3	(d)	1,464	4,563	7,559	1,479	12,107	13,586	(7,140)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,160	935	7,342	8,277	(4,684)	1995
Westfork Industrial Center	2	(d)	579	3,910	164	579	4,074	4,653	(2,399)	1995
Westgate Ind Ctr	5	(d)	3,096	13,637	505	3,096	14,142	17,238	(549)	2012

Atlanta, Georgia	78		67,523	276,381	80,506	68,333	356,077	424,410	(94,881)

Austin, Texas
MET 4-12 LTD	1		4,300	20,456	98	4,300	20,554	24,854	(1,242)	2011
MET PHASE 1 95 LTD	4		5,593	17,211	702	5,593	17,913	23,506	(1,032)	2011
Montopolis Distribution Center	1		580	3,384	2,475	580	5,859	6,439	(3,640)	1994
Walnut Creek Corporate Center	3		461	4,089	314	515	4,349	4,864	(2,733)	1994

Austin, Texas	9		10,934	45,140	3,589	10,988	48,675	59,663	(8,647)

Baltimore/Washington
1901 Park 100 Drive	1		2,409	7,227	899	2,409	8,126	10,535	(1,940)	2006
Airport Commons Distribution Center	2	(d)	2,320	-	9,049	2,360	9,009	11,369	(3,953)	1997
Ardmore Distribution Center	3		1,431	8,110	2,601	1,431	10,711	12,142	(6,435)	1994
Ardmore Industrial Center	2		984	5,581	1,462	985	7,042	8,027	(4,588)	1994
Beltway Distribution	1		9,211	33,922	335	9,211	34,257	43,468	(1,955)	2011
Corcorde Industrial Center	4	(d)	1,538	8,717	3,729	1,538	12,446	13,984	(7,877)	1995
Corridor Industrial	1		1,921	7,224	-	1,921	7,224	9,145	(431)	2011
Crysen Industrial	1		2,285	6,267	350	2,285	6,617	8,902	(417)	2011
DeSoto Business Park	6		2,709	12,892	8,869	2,710	21,760	24,470	(10,848)	1996, 2007
Gateway Distribution Center	3		2,628	5,960	4,616	3,268	9,936	13,204	(1,883)	1998, 2012
Granite Hill Dist. Center	2		2,959	9,344	47	2,959	9,391	12,350	(679)	2011
Greenwood Industrial	3		6,828	24,253	449	6,828	24,702	31,530	(1,482)	2011
Meadowridge Distribution Center	1	(d)	1,757	-	6,403	1,902	6,258	8,160	(2,592)	1998
Meadowridge Industrial	3		4,845	20,576	1,266	4,845	21,842	26,687	(1,068)	2011
Patuxent Range Road	2		2,281	9,638	313	2,281	9,951	12,232	(584)	2011
Preston Court	1		2,326	10,146	23	2,326	10,169	12,495	(595)	2011
ProLogis Park - Dulles	3	(d)	8,407	20,321	218	8,407	20,539	28,946	(634)	2012
Troy Hill Dist Ctr	2	(d)	2,198	9,426	13	2,198	9,439	11,637	(312)	2012

Baltimore/Washington	41		59,037	199,604	40,642	59,864	239,419	299,283	(48,273)

Boston, Massachusetts
Boston Industrial	9		21,160	45,009	(1,796)	21,164	43,209	64,373	(3,583)	2011
Cabot Business Park	9		15,977	41,088	(6,071)	15,977	35,017	50,994	(3,055)	2011
Cabot Business Park SGP	3		6,380	19,563	(1,282)	6,380	18,281	24,661	(1,548)	2011

Boston, Massachusetts	21		43,517	105,660	(9,149)	43,521	96,507	140,028	(8,186)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Central & Eastern, Pennsylvania
Carlisle Dist Ctr	1	(d)		12,535	52,987	-	12,535	52,987	65,522	(1,712)	2012
Harrisburg Distribution Center	1			2,231	12,572	651	2,231	13,223	15,454	(3,844)	2004
Harrisburg Industrial Center	1			782	6,190	890	782	7,080	7,862	(2,064)	2002
I-78 Dist. Center	1			13,030	30,007	131	13,030	30,138	43,168	(1,606)	2011
I-81 Distribution	1			1,822	21,583	161	1,822	21,744	23,566	(1,130)	2011
Lehigh Valley Distribution Center	3			2,356	9,552	3,231	2,356	12,783	15,139	(2,956)	2004, 2010
Park 33 Distribution Center	1	(d	)	13,411	-	41,071	15,698	38,784	54,482	(3,508)	2007
Pottsville Dist Ctr	1			4,720	20,464	118	4,720	20,582	25,302	(694)	2012
Quakertown Distribution Center	1			6,966	-	27,691	6,966	27,691	34,657	(4,555)	2006

Central & Eastern, Pennsylvania	11			57,853	153,355	73,944	60,140	225,012	285,152	(22,069)

Central Valley, CA
Arch Road Logistics Center	2	(d	)	9,492	38,060	1,229	9,492	39,289	48,781	(2,825)	2010
Central Valley Industrial Center	4	(d	)	11,418	48,726	7,631	11,868	55,907	67,775	(21,065)	1999, 2002, 2005
Chabot Commerce Ctr	2			5,222	13,697	3,307	5,222	17,004	22,226	(1,285)	2011
Manteca Distribution Center	1			9,280	27,840	395	9,480	28,035	37,515	(6,825)	2005
Patterson Pass Business Center	3	(d	)	9,762	24,636	5,535	9,774	30,159	39,933	(1,695)	2007, 2012
Tracy II Distribution Center	4			9,707	32,080	75,666	15,048	102,405	117,453	(10,378)	2007, 2009, 2012

Central Valley, CA	16			54,881	185,039	93,763	60,884	272,799	333,683	(44,073)

Charlotte, North Carolina
Charlotte Distribution Center	9	(d	)	4,578	-	27,620	6,096	26,102	32,198	(14,041)	1995, 1996, 1997, 1998
Northpark Distribution Center	2	(d	)	1,183	6,707	2,611	1,184	9,317	10,501	(5,663)	1994, 1998
Ridge Creek Dist Ctr	1	(d	)	2,074	9,044	35	2,074	9,079	11,153	(308)	2012
West Pointe Business Center	2			5,440	12,953	9,590	5,440	22,543	27,983	(2,200)	2006,2012
Wilson Business Park Distribution Center	1			968	5,598	79	968	5,677	6,645	(1,155)	2007

Charlotte, North Carolina	15			14,243	34,302	39,935	15,762	72,718	88,480	(23,367)

Chicago, Illinois
Addison Business Center	1			1,293	2,907	396	1,293	3,303	4,596	(173)	2011
Addison Distribution Center	1			640	3,661	1,191	640	4,852	5,492	(2,632)	1997
Alsip Distribution Center	2			2,093	11,859	11,042	2,549	22,445	24,994	(13,534)	1997,1999
Alsip Industrial	1			1,422	2,336	-	1,422	2,336	3,758	(296)	2011
Arlington Heights Distribution Center	1			831	3,326	1,140	831	4,466	5,297	(1,000)	2006
Bensenville Distribution Center	1			926	3,842	6,146	940	9,974	10,914	(6,571)	1997
Bensenville Ind Park	13			37,681	92,909	1,853	37,681	94,762	132,443	(6,321)	2011
Bolingbrook Distribution Center	5	(d	)	15,110	68,440	3,694	15,110	72,134	87,244	(22,359)	1999,2006
Bridgeview Industrial	1			1,380	3,404	310	1,380	3,714	5,094	(245)	2011
Chicago Industrial Portfolio	1			1,330	2,876	81	1,330	2,957	4,287	(225)	2011
Chicago Ridge Freight Terminal	1			1,789	6,187	243	1,789	6,430	8,219	(327)	2011
Des Plaines Distribution Center	3	(d	)	2,158	12,232	5,763	2,159	17,994	20,153	(11,323)	1995,1996
District Industrial	1			993	1,364	-	993	1,364	2,357	(112)	2011
Elk Grove Distribution Center	23	(d	)	31,138	82,034	46,202	31,138	128,236	159,374	(43,759)	1995, 1996, 1997, 1999, 2006, 2009
Elk Grove Du Page	24	(d	)	17,552	71,359	(1,150)	16,402	71,359	87,761	(431)	2012
Elk Grove Village SG	9			9,580	18,750	772	9,580	19,522	29,102	(1,540)	2011
Elmhurst Distribution Center	1			713	4,043	1,140	713	5,183	5,896	(2,992)	1997
Executive Drive	1			1,371	6,430	93	1,371	6,523	7,894	(380)	2011
Glendale Heights Distribution Center	3	(d	)	3,903	22,119	3,252	3,903	25,371	29,274	(12,296)	1999
Glenview Distribution Center	2			1,156	6,550	1,976	1,156	8,526	9,682	(4,623)	1996, 1999
Golf Distribution	1	(d	)	5,372	16,619	7	5,372	16,626	21,998	(1,273)	2011
Hintz Building	1			354	1,970	9	354	1,979	2,333	(125)	2011
I-294 Dist Ctr	1			4,581	19,408	-	4,581	19,408	23,989	(629)	2012
I-55 Distribution Center	2	(d	)	5,383	25,504	34,402	11,786	53,503	65,289	(9,105)	2007
Itasca Distribution Center	2			604	3,382	1,515	585	4,916	5,501	(2,738)	1996, 1997
Itasca Industrial Portfolio	4			5,942	13,574	42	5,942	13,616	19,558	(932)	2011
Kehoe Industrial	1			1,394	3,247	335	1,394	3,582	4,976	(180)	2011
Lombard Distribution Center	1			1,170	6,630	840	1,170	7,470	8,640	(3,508)	1999
Melrose Park Distribution Ctr.	1			2,657	9,292	17	2,657	9,309	11,966	(682)	2011
Minooka Distribution Center	2	(d	)	12,240	41,745	16,934	13,223	57,696	70,919	(12,450)	2005, 2008
Mitchell Distribution Center	1			1,236	7,004	3,744	1,236	10,748	11,984	(6,025)	1996
NDP - Chicago	1			461	1,362	-	461	1,362	1,823	(80)	2011
Nicholas Logistics Center	1			2,354	10,799	-	2,354	10,799	13,153	(769)	2011
Northbrook Distribution Center	1			2,056	8,227	374	2,056	8,601	10,657	(1,708)	2007
Northlake Distribution Center	1			372	2,105	725	372	2,830	3,202	(1,817)	1996
OHare Industrial Portfolio	10			6,941	16,888	33	6,941	16,921	23,862	(1,348)	2011
Pleasant Prairie Distribution Center	1	(d	)	1,314	7,450	2,475	1,315	9,924	11,239	(4,987)	1999
Poplar Gateway Truck Terminal	1			2,321	4,699	525	2,321	5,224	7,545	(286)	2011
Port OHare	2	(d	)	4,819	5,547	44	4,819	5,591	10,410	(424)	2011
Remington Lakes Dist	1			2,382	11,657	480	2,382	12,137	14,519	(586)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Rochelle Distribution Center	1			4,457	20,100	11,049	5,254	30,352	35,606	(2,933)	2008
Romeoville Distribution Center	5	(d	)	23,325	94,197	1,557	23,325	95,754	119,079	(24,395)	1995, 2005
S.C. Johnson & Son	1			2,267	15,911	1,531	3,152	16,557	19,709	(2,049)	2008
Sivert Distribution	1			1,497	1,470	-	1,497	1,470	2,967	(105)	2011
Touhy Cargo Terminal	1	(d	)	2,697	8,909	-	2,697	8,909	11,606	(429)	2011
Waukegan Distribution Center	2	(d	)	4,368	17,632	806	4,368	18,438	22,806	(3,817)	2007
West Chicago Distribution Center	1			3,125	12,499	2,243	3,125	14,742	17,867	(3,220)	2005
Windsor Court	1			635	3,493	180	635	3,673	4,308	(224)	2011
Wood Dale Industrial SG	5			4,343	10,174	130	4,343	10,304	14,647	(650)	2011
Woodale Distribution Center	1			263	1,490	460	263	1,950	2,213	(1,177)	1997
Woodridge Distribution Center	14	(d	)	46,575	197,289	18,082	49,942	212,004	261,946	(49,813)	2005, 2007
Yohan Industrial	3	(d	)	4,219	12,306	353	4,219	12,659	16,878	(731)	2011

Chicago, Illinois	167			294,783	1,039,207	183,036	306,521	1,210,505	1,517,026	(270,334)

Cincinnati, Ohio
Airpark Distribution Center	2	(d	)	2,958	9,894	12,662	3,938	21,576	25,514	(6,066)	1996,2012
Capital Distribution Center II	5	(d	)	1,953	11,067	6,646	1,953	17,713	19,666	(10,679)	1994
Empire Distribution Center	3	(d	)	529	2,995	2,626	529	5,621	6,150	(3,698)	1995
Fairfield Business Center	1			348	1,971	683	381	2,621	3,002	(883)	2004
Park I-275	2	(d	)	7,109	26,097	2,627	7,109	28,724	35,833	(1,815)	2008, 2012
Sharonville Distribution Center	2	(d	)	1,202	-	14,502	2,424	13,280	15,704	(5,327)	1997
West Chester Comm Park I	2	(d	)	1,939	8,224	202	1,939	8,426	10,365	(268)	2012

Cincinnati, Ohio	17			16,038	60,248	39,948	18,273	97,961	116,234	(28,736)

Columbus, Ohio
Alum Creek Dist Ctr	1			1,042	5,087	122	1,042	5,209	6,251	(204)	2012
Brookham Distribution Center	2			5,964	23,858	4,063	5,965	27,920	33,885	(7,674)	2005
Canal Pointe Distribution Center	1			1,237	7,013	1,469	1,280	8,439	9,719	(3,808)	1999
Capital Park South Distribution Center	7	(d	)	8,484	30,385	26,735	8,876	56,728	65,604	(13,970)	1996, 2012
Charter Street Distribution Center	1	(d	)	1,245	7,055	726	1,245	7,781	9,026	(3,499)	1999
Corporate Park West	2	(d	)	679	3,847	2,201	679	6,048	6,727	(3,701)	1996
Etna Distribution Center	1			1,669	-	19,785	1,669	19,785	21,454	(3,060)	2007
Fisher Distribution Center	1			1,197	6,785	4,361	1,197	11,146	12,343	(6,287)	1995
Foreign Trade Center I	4	(d	)	4,696	26,999	7,381	5,161	33,915	39,076	(15,783)	1999
International Street Comm Ctr	2	(d	)	1,503	6,356	129	1,503	6,485	7,988	(207)	2012
Lockbourne Dist Ctr	1			540	3,030	157	540	3,187	3,727	(156)	2012
New World Distribution Center	1			207	1,173	2,414	207	3,587	3,794	(2,407)	1994
South Park Distribution Center	2	(d	)	3,343	15,182	3,109	3,343	18,291	21,634	(6,095)	1999, 2005
Westbelt Business Center	3			1,777	7,168	1,769	1,777	8,937	10,714	(1,745)	2006
Westpointe Distribution Center	2	(d	)	1,446	7,601	868	1,446	8,469	9,915	(2,445)	2007

Columbus, Ohio	31			35,029	151,539	75,289	35,930	225,927	261,857	(71,041)

Dallas/Fort Worth, Texas
Addison Technology Center	1			858	3,996	-	858	3,996	4,854	(239)	2011
Arlington Corp Ctr	1			3,212	13,971	1	3,437	13,747	17,184	(68)	2012
Centerport Distribution Center	1			1,250	7,082	1,175	1,250	8,257	9,507	(3,810)	1999
Dallas Corporate Center	11	(d	)	6,449	5,441	33,056	6,645	38,301	44,946	(15,945)	1996, 1997, 1998, 1999, 2012
Dallas Industrial	12			7,180	26,514	647	7,180	27,161	34,341	(1,776)	2011
Flower Mound Distribution Center	1	(d	)	5,157	20,991	2,443	5,157	23,434	28,591	(4,311)	2007
Freeport Corp Ctr	2	(d	)	8,183	35,161	277	8,183	35,438	43,621	(1,171)	2012
Freeport Distribution Center	4	(d	)	1,393	5,549	5,330	1,440	10,832	12,272	(5,664)	1996, 1997, 1998
Great Southwest Distribution Center	32	(d	)	40,791	177,237	26,002	40,793	203,237	244,030	(59,028)	1995, 1996, 1997, 1999, 2000, 2001, 2002, 2005, 2012
Greater Dallas Industrial Port	3			3,525	16,375	181	3,525	16,556	20,081	(1,065)	2011
Lancaster Distribution Center	2	(d	)	5,350	14,362	24,470	5,005	39,177	44,182	(4,483)	2007, 2008
Lincoln Industrial Center	1			738	1,600	33	738	1,633	2,371	(148)	2011
Lonestar Portfolio	3			4,736	13,035	261	4,736	13,296	18,032	(996)	2011
Mesquite Dist Ctr	1	(d	)	3,128	13,217	20	3,128	13,237	16,365	(427)	2012
Northfield Dist. Center	8			10,106	54,061	1,876	10,106	55,937	66,043	(2,858)	2011
Northgate Distribution Center	8	(d	)	10,323	51,100	5,525	10,809	56,139	66,948	(13,869)	1999, 2005, 2008, 2012
Pinnacle Park Distribution Center	1	(d	)	1,657	6,940	43	1,657	6,983	8,640	(221)	2012
Richardson Tech Center SGP	2			1,462	4,557	154	1,462	4,711	6,173	(307)	2011
Royal Distribution Center	1			811	4,598	1,109	811	5,707	6,518	(2,223)	2001
Stemmons Distribution Center	1			272	1,544	836	272	2,380	2,652	(1,464)	1995
Stemmons Industrial Center	8			1,653	10,526	5,332	1,653	15,858	17,511	(9,753)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	4	(d	)	3,181	18,090	4,267	3,181	22,357	25,538	(10,796)	1996, 1999, 2001
Valwood Business Center	3			2,842	11,715	1,054	2,842	12,769	15,611	(3,405)	2001, 2006

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Valwood Distribution Center	1			850	4,890	885	850	5,775	6,625	(2,509)	1999
Valwood Industrial	2			1,802	9,658	186	1,802	9,844	11,646	(694)	2011

Dallas/Fort Worth, Texas	114			126,909	532,210	115,163	127,520	646,762	774,282	(147,230)

Denver, Colorado
Denver Business Center	5	(d	)	3,644	16,429	197	3,662	16,608	20,270	(1,148)	2002, 2012
Pagosa Distribution Center	1	(d	)	406	2,322	1,427	406	3,749	4,155	(2,476)	1993
Stapleton Business Center	12	(d	)	34,634	139,257	6,962	34,635	146,218	180,853	(36,247)	2005
Upland Distribution Center	3			385	4,421	4,641	398	9,049	9,447	(4,570)	1994,1995
Upland Distribution Center II	3			1,295	5,159	5,792	1,328	10,918	12,246	(7,256)	1993

Denver, Colorado	24			40,364	167,588	19,019	40,429	186,542	226,971	(51,697)

El Paso, Texas
Billy the Kid Distribution Center	1			273	1,547	1,660	273	3,207	3,480	(2,088)	1994
Northwestern Corporate Center	7	(d)		6,450	23,222	21,727	7,455	43,944	51,399	(11,085)	1992, 1993, 1994, 1997, 2012
Vista Del Sol Ind Ctr III	1			2,040	8,840	-	2,040	8,840	10,880	(43)	2012
Vista Del Sol Industrial Center II	3			4,235	16,385	7,860	4,665	23,815	28,480	(4,066)	1997, 1998, 2012

El Paso, Texas	12			12,998	49,994	31,247	14,433	79,806	94,239	(17,282)

Houston, Texas
Blalock Distribution Center	3	(d)		4,762	20,903	2,429	4,761	23,333	28,094	(2,352)	2002, 2012
Crosstimbers Distribution Center	1			359	2,035	1,191	359	3,226	3,585	(2,056)	1994
Jersey Village Corp Ctr	2	(d)		9,506	39,840	38	9,506	39,878	49,384	(1,268)	2012
Kempwood Business Center	4			1,746	9,894	3,023	1,746	12,917	14,663	(5,648)	2001
Northpark Distribution Center	3	(d)		3,873	16,568	2,899	3,873	19,467	23,340	(2,829)	2006, 2008
Perimeter Distribution Center	2			813	4,604	1,489	813	6,093	6,906	(3,072)	1999
Pine Forest Business Center	9			2,665	14,132	7,284	2,665	21,416	24,081	(12,878)	1993, 1995
Pine North Distribution Center	2			847	4,800	1,092	847	5,892	6,739	(2,901)	1999
Pinemont Distribution Center	2			642	3,636	862	642	4,498	5,140	(2,225)	1999
Post Oak Business Center	11			2,334	11,655	8,527	2,334	20,182	22,516	(12,178)	1993, 1994, 1996
Post Oak Distribution Center	5			1,522	8,758	5,212	1,522	13,970	15,492	(9,612)	1993, 1994
South Loop Distribution Center	2			418	1,943	1,904	418	3,847	4,265	(2,308)	1994
Southland Distribution Center	2			2,444	12,190	1,899	2,443	14,090	16,533	(2,958)	2002, 2012
West by Northwest Industrial Center	6	(d)		4,543	19,310	4,393	4,739	23,507	28,246	(4,422)	1993, 1994, 2012
White Street Distribution Center	1			469	2,656	1,828	469	4,484	4,953	(2,778)	1995
Wingfoot Dist Ctr	1	(d)		1,702	7,510	33	1,702	7,543	9,245	(300)	2012
World Houston Dist Ctr	1			1,529	6,326	-	1,529	6,326	7,855	(28)	2012

Houston, Texas	57			40,174	186,760	44,103	40,368	230,669	271,037	(69,813)

Indianapolis, Indiana
Eastside Distribution Center	1			228	1,187	1,803	299	2,919	3,218	(1,477)	1995
North by Northeast Corporate Center	1			1,058	-	8,236	1,059	8,235	9,294	(3,974)	1995
Park 100 Industrial Center	17	(d)		11,982	49,334	15,649	11,982	64,983	76,965	(15,524)	1995, 2012
Shadeland Industrial Center	3			428	2,431	2,526	429	4,956	5,385	(3,343)	1995

Indianapolis, Indiana	22			13,696	52,952	28,214	13,769	81,093	94,862	(24,318)

Las Vegas, Nevada
Black Mountain Distribution Center	2			1,108	-	7,583	1,206	7,485	8,691	(3,547)	1997
Cameron Business Center	1			1,634	9,255	890	1,634	10,145	11,779	(4,529)	1999
Sunrise Ind Park	1			1,400	5,600	120	1,401	5,719	7,120	(197)	2011
West One Business Center	4			2,468	13,985	4,065	2,468	18,050	20,518	(9,729)	1996

Las Vegas, Nevada	8			6,610	28,840	12,658	6,709	41,399	48,108	(18,002)

Louisville, Kentucky
Cedar Grove Distribution Center	3			9,475	45,421	2,370	9,474	47,792	57,266	(6,603)	2005, 2008, 2012
Commerce Crossings Distribution Center	1			1,912	7,649	113	1,912	7,762	9,674	(1,908)	2005
I-65 Meyer Dist. Center	2	(d)		7,770	15,282	23,940	8,077	38,915	46,992	(4,534)	2006, 2012
New Cut Road Dist Ctr	1	(d)		2,711	11,694	235	2,711	11,929	14,640	(395)	2012
Riverport Distribution Center	1			1,515	8,585	2,596	1,515	11,181	12,696	(5,389)	1999

Louisville, Kentucky	8			23,383	88,631	29,254	23,689	117,579	141,268	(18,829)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Memphis, Tennessee
Delp Distribution Center	3		1,068	10,546	(785)	1,068	9,761	10,829	(6,376)	1995
DeSoto Distribution Center	1		4,761	-	26,809	4,761	26,809	31,570	(3,706)	2007
Memphis Distribution Center	4	(d)	9,506	42,731	1,177	9,507	43,907	53,414	(2,665)	2002, 2012
Memphis Ind Park	2		3,279	14,554	67	3,279	14,621	17,900	(510)	2012
Olive Branch Distribution Center	1		6,584	30,592	72	6,584	30,664	37,248	(1,144)	2012
Raines Distribution Center	1		1,635	4,262	9,987	1,635	14,249	15,884	(8,609)	1998
Willow Lake Distribution Center	1		613	3,474	(59)	613	3,415	4,028	(1,838)	1999

Memphis, Tennessee	13		27,446	106,159	37,268	27,447	143,426	170,873	(24,848)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	962	463	3,588	4,051	(2,128)	1995
I-40 Industrial Center	5	(d)	3,122	16,075	3,167	3,123	19,241	22,364	(6,529)	1995, 1996, 1999, 2012
Interchange City Distribution Center	3	(d)	2,844	13,939	4,467	3,358	17,892	21,250	(2,936)	1998, 2012
Space Park South Distribution Center	15		3,499	19,830	12,789	3,499	32,619	36,118	(20,463)	1994

Nashville, Tennessee	25		9,928	52,470	21,385	10,443	73,340	83,783	(32,056)

New Jersey/New York City
Bellmawr Distribution Center	1		211	1,197	421	211	1,618	1,829	(914)	1999
Brunswick Distribution Center	2		870	4,928	2,550	870	7,478	8,348	(4,500)	1997
CenterPoint Dist Ctr	1	(d)	4,258	11,070	67	4,258	11,137	15,395	(448)	2012
Chester Distribution Center	1		548	5,319	300	548	5,619	6,167	(3,779)	2002
Clifton Dist Ctr	1		8,064	12,096	330	8,064	12,426	20,490	(1,058)	2010
Cranbury Bus Park	5	(d)	19,866	50,872	356	15,068	56,026	71,094	(636)	2012
Dellamor	7	(d)	6,710	35,478	498	6,710	35,976	42,686	(2,562)	2011
Docks Corner SG (Phase II)	1		16,232	19,264	1,138	16,232	20,402	36,634	(2,303)	2011
Exit 10 Distribution Center	7	(d)	24,152	130,270	3,982	24,152	134,252	158,404	(32,229)	2005, 2010
Exit 8A Distribution Center	1		7,626	44,103	522	7,787	44,464	52,251	(10,830)	2005
Fairfalls Portfolio	28	(d)	20,388	64,619	1,457	20,388	66,076	86,464	(4,809)	2011
Franklin Comm Ctr	1		9,304	23,768	59	9,304	23,827	33,131	(1,166)	2011
Highway 17 55 Madis	1		2,937	13,477	16	2,937	13,493	16,430	(930)	2011
Kilmer Distribution Center	4	(d)	2,526	14,313	3,383	2,526	17,696	20,222	(10,297)	1996
Liberty Log Ctr	1		3,273	24,029	15	3,273	24,044	27,317	(1,071)	2011
Linden Industrial	1		1,321	7,523	328	1,321	7,851	9,172	(451)	2011
Mahwah Corporate Center	4		12,695	27,342	8	12,695	27,350	40,045	(1,678)	2011
Meadow Lane	1		1,036	6,388	-	1,036	6,388	7,424	(432)	2011
Meadowland Distribution Center	4	(d)	10,271	57,480	3,328	10,271	60,808	71,079	(14,909)	2005
Meadowland Industrial Center	7	(d)	4,190	13,469	16,840	4,190	30,309	34,499	(17,718)	1996, 1998
Meadowlands ALFII	3	(d)	3,972	18,895	464	3,972	19,359	23,331	(1,124)	2011
Meadowlands Cross Dock	1		1,607	5,049	632	1,607	5,681	7,288	(344)	2011
Meadowlands Park	8		6,898	41,471	729	6,898	42,200	49,098	(2,815)	2011
Mooncreek Distribution Center	1		3,319	13,422	12	3,319	13,434	16,753	(984)	2011
Mt. Laurel Distribution Center	1		229	951	781	230	1,731	1,961	(713)	1999
Murray Hill Parkway	2		2,907	12,040	56	2,907	12,096	15,003	(740)	2011
Newark Airport I and II	2		2,757	8,749	-	2,757	8,749	11,506	(509)	2011
Orchard Hill	1		678	3,756	-	678	3,756	4,434	(272)	2011
Pennsauken Distribution Center	2		192	959	509	203	1,457	1,660	(700)	1999
Porete Avenue Warehouse	1		5,386	21,869	266	5,386	22,135	27,521	(1,129)	2011
Port Reading Business Park	1	(d)	3,370	-	24,519	3,370	24,519	27,889	(5,756)	2005
Portview Commerce Center	3	(d)	9,577	21,581	19,369	9,577	40,950	50,527	(1,217)	2011, 2012
Rancocas Dist Ctr	1	(d)	6,154	15,239	4	6,154	15,243	21,397	(500)	2012
Skyland Crossdock	1		-	9,831	956	-	10,787	10,787	(687)	2011
Teterboro Meadowlands 15	1	(d)	5,837	23,214	-	5,837	23,214	29,051	(1,363)	2011
Two South Middlesex	1		4,389	8,410	-	4,389	8,410	12,799	(647)	2011

New Jersey/New York City	109		213,750	772,441	83,895	209,125	860,961	1,070,086	(132,220)

On Tarmac
BWI Cargo Center E	1		-	10,725	108	-	10,833	10,833	(2,019)	2011
DAY Cargo Center	5		-	4,749	212	-	4,961	4,961	(623)	2011
DFW Cargo Center 1	1		-	35,117	475	-	35,592	35,592	(2,198)	2011
DFW Cargo Center 2	1		-	27,916	123	-	28,039	28,039	(1,684)	2011
DFW Cargo Center East	3		-	19,730	36	-	19,766	19,766	(1,959)	2011
IAD Cargo Center 5	1		-	43,060	50	-	43,110	43,110	(11,156)	2011
IAH Cargo Center 1	1		-	13,267	-	-	13,267	13,267	-	2012
JAX Cargo Center	1		-	2,892	-	-	2,892	2,892	(394)	2011
JFK Cargo Center 75_77	2		-	35,916	1,571	-	37,487	37,487	(10,724)	2011
LAX Cargo Center	3		-	19,217	13	-	19,230	19,230	(2,114)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
MCI Cargo Center 1	1		-	2,781	11	-	2,792	2,792	(573)	2011
MCI Cargo Center 2	1	(d)	-	11,630	-	-	11,630	11,630	(1,130)	2011
PDX Cargo Center Airtrans	2		-	13,697	16	-	13,713	13,713	(1,198)	2011
PHL Cargo Center C2	1		-	11,966	25	-	11,991	11,991	(1,911)	2011
RNO Cargo Center 10_11	2		-	4,265	-	-	4,265	4,265	(448)	2011
SEA Cargo Center North	2	(d)	-	14,170	27	-	14,197	14,197	(3,453)	2011
SEA Cargo Center South	1		-	2,745	10	-	2,755	2,755	(1,259)	2011

On Tarmac	29		-	273,843	2,677	-	276,520	276,520	(42,843)

Orlando, Florida
Beltway Commerce Center	3		17,082	25,526	4,235	17,082	29,761	46,843	(2,506)	2008
Chancellor Distribution Center	1		380	2,157	2,161	380	4,318	4,698	(2,495)	1994
Chancellor Square	3		2,087	9,708	145	2,087	9,853	11,940	(573)	2011
Consulate Distribution Center	3		4,148	23,617	1,754	4,148	25,371	29,519	(11,900)	1999
Davenport Dist Ctr	1		934	3,991	60	934	4,051	4,985	(131)	2012
Jacksonville Dist Ctr	1		3,453	14,707	33	3,453	14,740	18,193	(683)	2012
LaQuinta Distribution Center	1		354	2,006	2,034	354	4,040	4,394	(2,754)	1994
Orlando Central Park	1		1,398	5,977	11	1,398	5,988	7,386	(230)	2012
Presidents Drive	6		6,845	31,180	492	6,845	31,672	38,517	(2,134)	2011
Sand Lake Service Center	6		3,704	19,546	1,256	3,704	20,802	24,506	(1,271)	2011

Orlando, Florida	26		40,385	138,415	12,181	40,385	150,596	190,981	(24,677)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,759	561	4,553	5,114	(3,133)	1994
Alameda Distribution Center	2		3,872	14,358	2,309	3,872	16,667	20,539	(4,258)	2005
Hohokam 10 Business Center	1		1,317	7,468	1,269	1,318	8,736	10,054	(3,823)	1999
Kyrene Commons Distribution Center	3		1,093	5,475	2,284	1,093	7,759	8,852	(4,297)	1992, 1998, 1999
Papago Distribution Center	3		4,828	20,017	4,334	4,829	24,350	29,179	(7,336)	1994, 2005
Phoenix Distribution Center	1		1,441	5,578	107	1,441	5,685	7,126	(103)	2012
Riverside Dist Ctr (PHX)	1		1,783	7,130	116	1,783	7,246	9,029	(328)	2011
Roosevelt Distribution Center	1		1,766	7,065	116	1,766	7,181	8,947	(1,768)	2005
University Dr Distribution Center	1		683	2,735	225	683	2,960	3,643	(761)	2005
Watkins Street Distribution Center	1		242	1,375	477	243	1,851	2,094	(1,189)	1995
Wilson Drive Distribution Center	1		1,273	5,093	884	1,273	5,977	7,250	(1,411)	2005

Phoenix, Arizona	17		18,801	79,146	13,880	18,862	92,965	111,827	(28,407)

Portland, Oregon
Clackamas Dist Ctr	1	(d)	1,648	6,850	19	1,648	6,869	8,517	(215)	2012
PDX Corporate Center North Phase II	1	(d)(e)	5,051	9,895	1,687	5,051	11,582	16,633	(1,345)	2008
Southshore Corporate Center	1	(d)(e)	3,521	13,915	(294)	3,578	13,564	17,142	(2,900)	2006
Wilsonville Corporate Center	3	(d)	1,570	-	7,808	1,588	7,790	9,378	(4,371)	1995

Portland, Oregon	6		11,790	30,660	9,220	11,865	39,805	51,670	(8,831)

Reno, Nevada
Damonte Ranch Dist Ctr	2	(d)	7,056	29,742	132	7,056	29,874	36,930	(957)	2012
Golden Valley Distribution Center	1		940	13,686	2,125	2,415	14,336	16,751	(3,521)	2005
Meredith Kleppe Business Center	1		526	753	3,594	526	4,347	4,873	(2,771)	1993
Packer Way Distribution Center	2		506	2,879	1,656	506	4,535	5,041	(3,163)	1993
Tahoe-Reno Industrial Center	1		3,281	-	23,732	3,281	23,732	27,013	(3,267)	2007
Vista Industrial Park	6	(d)	5,923	26,807	8,960	5,923	35,767	41,690	(14,786)	1994, 2001

Reno, Nevada	13		18,232	73,867	40,199	19,707	112,591	132,298	(28,465)

Salt Lake City, Utah
Crossroads Corp Ctr	1		1,549	6,549	63	1,549	6,612	8,161	(214)	2012

Salt Lake City, Utah	1		1,549	6,549	63	1,549	6,612	8,161	(214)

San Antonio, Texas
Director Drive Dist Ctr	2		1,111	4,814	81	1,111	4,895	6,006	(191)	2012
Eisenhauer Distribution Center	3		3,693	15,848	153	3,693	16,001	19,694	(528)	2012
Interchange East Dist Ctr	1	(d)	1,471	6,433	208	1,471	6,641	8,112	(323)	2012
Macro Distribution Center	3		1,705	9,024	2,927	1,705	11,951	13,656	(3,551)	2002
Perrin Creek Corporate Center	2	(d)	5,454	22,689	14	5,454	22,703	28,157	(713)	2012
Rittiman East Industrial Park	2		4,848	19,223	1,428	4,849	20,650	25,499	(4,368)	2006
Rittiman West Industrial Park	2		1,230	4,950	899	1,230	5,849	7,079	(1,358)	2006
San Antonio Distribution Center I	6		1,203	4,648	6,863	1,203	11,511	12,714	(7,824)	1993
San Antonio Distribution Center II	3		885	-	6,955	885	6,955	7,840	(3,852)	1994
San Antonio Distribution Center III	2		1,405	7,519	126	1,409	7,641	9,050	(2,277)	1996

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Tri-County Distribution Center	2	(d)	3,183	12,743	563	3,184	13,305	16,489	(2,357)	2007
Valley Industrial Center	1		363	-	4,826	363	4,826	5,189	(2,323)	1997

San Antonio, Texas	29		26,551	107,891	25,043	26,557	132,928	159,485	(29,665)

San Francisco Bay Area, California
Acer Distribution Center	1	(d)	3,368	15,139	161	3,368	15,300	18,668	(1,058)	2011
Albrae Business Center	1	(d)	2,771	7,536	20	2,771	7,556	10,327	(546)	2011
Alvarado Business Center	10	(d)	20,739	62,595	4,752	20,739	67,347	88,086	(16,677)	2005
Arques Business Pk	2		4,895	12,848	1,481	4,895	14,329	19,224	(824)	2011
Bayshore Distribution Center	1		6,450	15,049	560	6,450	15,609	22,059	(1,068)	2011
Bayside Corporate Center	7		4,365	-	20,458	4,365	20,458	24,823	(11,702)	1995, 1996
Bayside Plaza I	12		5,212	18,008	6,738	5,216	24,742	29,958	(15,323)	1993
Bayside Plaza II	2		634	-	3,427	634	3,427	4,061	(2,227)	1994
Brennan Distribution	1	(d)	1,912	7,553	7	1,912	7,560	9,472	(530)	2011
Component Drive Ind Port	3		2,829	13,532	392	2,829	13,924	16,753	(934)	2011
Cypress	1		1,065	5,103	30	1,065	5,133	6,198	(344)	2011
Dado Distribution	1		2,194	11,079	224	2,194	11,303	13,497	(805)	2011
Doolittle Distribution Center	1		2,843	18,849	600	2,843	19,449	22,292	(1,099)	2011
Dowe Industrial Center	2	(d)	5,884	20,400	155	5,884	20,555	26,439	(1,438)	2011
Dublin Ind Portfolio	1		3,241	15,951	993	3,241	16,944	20,185	(962)	2011
East Bay Doolittle	1		4,015	15,988	148	4,015	16,136	20,151	(1,179)	2011
East Grand Airfreight	2		3,977	11,730	85	3,977	11,815	15,792	(659)	2011
Edgewater Industrial Center	1		6,630	31,153	128	6,630	31,281	37,911	(2,207)	2011
Eigenbrodt Way Distribution Center	1		393	2,228	603	393	2,831	3,224	(1,823)	1993
Gateway Corporate Center	10		6,736	24,747	7,999	6,744	32,738	39,482	(20,781)	1993
Hayward Commerce Center	4		1,933	10,955	3,144	1,933	14,099	16,032	(8,932)	1993
Hayward Distribution Center	3		1,234	7,930	4,465	1,541	12,088	13,629	(8,286)	1993
Hayward Ind - Hathaway	2		6,177	8,271	-	6,177	8,271	14,448	(1,431)	2011
Hayward Industrial Center	13		4,481	25,393	8,243	4,481	33,636	38,117	(21,125)	1993
Junction Industrial Park	4		7,658	39,106	1,044	7,658	40,150	47,808	(2,238)	2011
Lakeside BC	2		7,280	21,116	250	7,280	21,366	28,646	(1,032)	2011
Laurelwood Drive	2		3,941	13,161	103	3,941	13,264	17,205	(740)	2011
Lawrence SSF	1		2,189	7,498	91	2,189	7,589	9,778	(491)	2011
Livermore Distribution Center	4		8,992	26,976	2,075	8,992	29,051	38,043	(7,522)	2005
Manzanita R and D	1		1,420	3,454	-	1,420	3,454	4,874	(190)	2011
Martin-Scott Ind Port	2		3,546	9,717	107	3,546	9,824	13,370	(675)	2011
Moffett Distribution	7	(d)	16,889	30,590	174	16,889	30,764	47,653	(1,854)	2011
Moffett Park - Bordeaux R and D	4		6,663	19,552	206	6,663	19,758	26,421	(1,280)	2011
Oakland Industrial Center	3	(d)	8,234	24,704	2,117	8,235	26,820	35,055	(6,585)	2005
Overlook Distribution Center	1		1,573	8,915	389	1,573	9,304	10,877	(4,152)	1999
Pacific Business Center	2		6,075	26,260	2,633	6,075	28,893	34,968	(1,541)	2011
Pacific Commons Industrial Center	6	(d)(e)	27,568	82,855	2,105	27,591	84,937	112,528	(20,954)	2005
Pacific Industrial Center	6	(d)	21,675	65,083	3,133	21,675	68,216	89,891	(16,868)	2005
San Leandro Distribution Center	3		1,387	7,862	2,363	1,387	10,225	11,612	(6,670)	1993
Shoreline Business Center	8		4,328	16,101	4,451	4,328	20,552	24,880	(12,213)	1993
Silicon Valley R and D	4		6,059	21,762	930	6,059	22,692	28,751	(1,393)	2011
South Bay Brokaw	3		4,014	23,296	512	4,014	23,808	27,822	(1,377)	2011
South Bay Junction	2		3,662	21,120	134	3,662	21,254	24,916	(1,252)	2011
South Bay Lundy	2		6,500	33,642	1,245	6,500	34,887	41,387	(2,002)	2011
Spinnaker Business Center	12		7,043	25,220	9,765	7,043	34,985	42,028	(20,712)	1993
Thornton Business Center	4		2,047	11,706	3,657	2,066	15,344	17,410	(8,898)	1993
TriPoint Bus Park	4		9,057	23,727	2,484	9,057	26,211	35,268	(1,351)	2011
Utah Airfreight	1	(d)	10,657	42,842	108	10,657	42,950	53,607	(2,478)	2011
Wiegman Road	1		2,285	12,531	55	2,285	12,586	14,871	(615)	2011
Willow Park Ind - Ph 1	7		6,628	18,118	336	6,628	18,454	25,082	(1,409)	2011
Willow Park Ind - Ph 2 and 3	4		15,086	27,044	721	15,086	27,765	42,851	(1,943)	2011
Willow Park Ind - Ph 4 5 7 8	8		12,131	65,486	1,824	12,131	67,310	79,441	(4,050)	2011
Willow Park Ind - Ph 6	2		3,696	20,929	1,366	3,696	22,295	25,991	(1,494)	2011
Yosemite Drive	1		2,439	12,068	165	2,439	12,233	14,672	(677)	2011
Zanker-Charcot Industrial	5		4,867	28,750	289	4,867	29,039	33,906	(1,647)	2011

San Francisco Bay Area, California	199		329,567	1,153,228	109,645	329,929	1,262,511	1,592,440	(258,263)

Savannah, Georgia
Morgan Bus Ctr	1		2,161	14,680	49	2,161	14,729	16,890	(733)	2011

Savannah, Georgia	1		2,161	14,680	49	2,161	14,729	16,890	(733)

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Seattle, Washington
East Valley Warehouse	1	(e)	10,472	57,825	668	10,472	58,493	68,965	(2,946)	2011
Harvest Business Park	3	(e)	3,541	18,827	108	3,541	18,935	22,476	(1,063)	2011
Kent Centre Corporate Park	4	(e)	5,397	21,599	335	5,397	21,934	27,331	(1,222)	2011
Kingsport Industrial Park	7		16,605	48,942	1,035	16,605	49,977	66,582	(3,706)	2011
Northwest Distribution Center	3	(e)	5,114	24,090	1,013	5,114	25,103	30,217	(1,374)	2011
ProLogis Park SeaTac	2	(d)	12,230	14,170	3,345	12,457	17,288	29,745	(1,841)	2008
Puget Sound Airfreight	1		1,408	4,201	37	1,408	4,238	5,646	(251)	2011
Renton Northwest Corp. Park	4	(d)	5,102	17,946	183	5,102	18,129	23,231	(1,222)	2011
Sumner 3/4 Landing	1	(e)	10,332	32,545	261	10,332	32,806	43,138	(1,468)	2011

Seattle, Washington	26		70,201	240,145	6,985	70,428	246,903	317,331	(15,093)

South Florida
Airport West Distribution Center	2	(d)	1,253	3,825	3,720	1,974	6,824	8,798	(3,202)	1995, 1998
Beacon Centre	18		37,998	196,004	3,515	37,998	199,519	237,517	(10,527)	2011
Beacon Industrial Park	8	(d)	20,139	68,093	1,239	20,139	69,332	89,471	(3,621)	2011
Blue Lagoon Business Park	2	(d)	9,189	29,451	1,082	9,189	30,533	39,722	(1,733)	2011
Boca Distribution Center	1		1,474	5,918	805	1,474	6,723	8,197	(1,420)	2006
CenterPort Distribution Center	5	(d)	8,977	22,766	1,861	9,096	24,508	33,604	(6,613)	1999, 2012
Cobia Distribution Center	2	(d)	4,632	10,565	696	4,632	11,261	15,893	(701)	2011
Copans Distribution Center	2		504	2,857	1,098	504	3,955	4,459	(1,852)	1997, 1998
Dade Distribution Center	1		2,589	14,669	327	2,589	14,996	17,585	(3,795)	2005
Dolphin Distribution Center	1		2,716	7,364	828	2,716	8,192	10,908	(572)	2011
International Corp Park	2		10,596	15,898	428	10,596	16,326	26,922	(1,375)	2010
Marlin Distribution Center	1		1,844	6,603	9	1,844	6,612	8,456	(459)	2011
Miami Airport Business Center	6		11,173	45,921	1,591	11,173	47,512	58,685	(2,795)	2011
North Andrews Distribution Center	1		698	3,956	258	698	4,214	4,912	(2,483)	1994
Pompano Beach Distribution Center	3		11,035	15,136	3,324	11,035	18,460	29,495	(1,605)	2008
Pompano Center of Commer	5		5,171	13,930	167	5,171	14,097	19,268	(736)	2011
Port Lauderdale Distribution Center	3	(d)	6,517	9,133	9,253	7,826	17,077	24,903	(3,639)	1997, 2012
ProLogis Park I-595	2	(d)	1,998	11,326	697	1,999	12,022	14,021	(4,027)	2003
Sawgrass Distribution Center	2		10,016	-	14,964	10,016	14,964	24,980	(943)	2009
Tarpon Distribution Center	1	(d)	1,847	6,451	138	1,847	6,589	8,436	(498)	2011

South Florida	68		150,366	489,866	46,000	152,516	533,716	686,232	(52,596)

Southern California
Anaheim Industrial Center	13	(d)	32,275	59,983	2,284	32,275	62,267	94,542	(15,234)	2005
Anaheim Industrial Property	1		5,096	10,816	3	5,096	10,819	15,915	(606)	2011
Arrow Ind. Park	2	(d)	4,840	8,120	555	4,840	8,675	13,515	(309)	2012
Artesia Industrial	19		68,691	145,492	1,945	68,691	147,437	216,128	(9,151)	2011
Bell Ranch Distribution	4		5,539	23,092	1,376	5,539	24,468	30,007	(1,426)	2011
Brea Ind Ctr	1		2,488	4,062	29	2,488	4,091	6,579	(138)	2012
California Commerce Center	4	(d)	16,432	26,531	1,626	16,432	28,157	44,589	(895)	2012
Carson Dist Ctr	1		15,491	-	16,967	15,491	16,967	32,458	(344)	2011
Carson Industrial	12		13,608	32,802	562	13,608	33,364	46,972	(2,133)	2011
Carson Town Center	2		11,781	31,572	171	11,781	31,743	43,524	(1,624)	2011
Cedarpointe Ind Park	5	(d)	7,824	12,476	443	7,824	12,919	20,743	(421)	2012
Chartwell Distribution Center	1		6,417	16,964	204	6,417	17,168	23,585	(997)	2011
Chino Ind Ctr	4		850	1,274	10	850	1,284	2,134	(138)	2012
Commerce Ind Ctr	1	(d)	11,345	17,653	62	11,345	17,715	29,060	(552)	2012
Corona Dist Ctr	1	(d)	4,249	6,657	-	4,249	6,657	10,906	(211)	2012
Crossroads Business Park	7	(d)	21,393	82,655	97,222	74,914	126,356	201,270	(25,557)	2005, 2010
Del Amo Industrial Center	1		7,471	17,889	240	7,471	18,129	25,600	(1,204)	2011
Dominguez North Industrial Center	7	(d)	21,951	36,464	1,038	21,976	37,477	59,453	(3,467)	2007, 2012
Eaves Distribution Center	3	(d)	13,914	31,041	1,167	13,914	32,208	46,122	(2,171)	2011
Foothill Bus Ctr	3	(d)	5,254	8,096	40	5,254	8,136	13,390	(249)	2012
Ford Distribution Cntr	7		29,895	81,433	659	29,895	82,092	111,987	(5,826)	2011
Fordyce Distribution Center	1	(d)	6,110	19,485	292	6,110	19,777	25,887	(1,461)	2011
Fullerton Industrial Center	1		3,831	7,115	298	3,831	7,413	11,244	(1,822)	2005
Harris Bus Ctr Alliance II	9	(d)	13,134	66,195	613	13,134	66,808	79,942	(3,912)	2011
Haven Distribution Center	4	(d)	96,975	73,903	7,237	96,975	81,140	178,115	(8,257)	2008
Industry Distribution Center	8	(d)(e)	54,170	99,434	4,325	54,170	103,759	157,929	(24,122)	2005, 2012
Inland Empire Distribution Center	8	(d)	47,859	101,753	7,702	48,639	108,675	157,314	(17,365)	2005, 2012
International Multifoods	1		4,700	8,036	404	4,700	8,440	13,140	(505)	2011
Kaiser Distribution Center	8	(d)(e)	131,819	242,618	26,714	136,030	265,121	401,151	(65,791)	2008, 2008
Los Angeles Industrial Center	2		3,777	7,015	335	3,777	7,350	11,127	(1,867)	2005
Meridian Park	1		12,931	24,268	86	12,931	24,354	37,285	(3,952)	2008

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Mid Counties Industrial Center	18	(d)	55,436	96,453	14,038	55,437	110,490	165,927	(26,202)	2005, 2006, 2010, 2012
Milliken Dist Ctr	1	(d)	18,906	30,811	167	18,906	30,978	49,884	(1,042)	2012
NDP - Los Angeles	5		14,855	41,115	511	14,855	41,626	56,481	(2,868)	2011
Normandie Industrial	1		12,297	14,957	448	12,297	15,405	27,702	(1,159)	2,011
North County Dist Ctr	3		49,949	76,943	130	49,949	77,073	127,022	(2,596)	2011, 2012
Ontario Dist Ctr	1	(d)	18,823	29,524	68	18,823	29,592	48,415	(937)	2012
Orange Industrial Center	1		4,156	7,836	334	4,157	8,169	12,326	(1,954)	2005
Pacific Bus Ctr	5	(d)	20,810	32,169	937	20,810	33,106	53,916	(994)	2012
ProLogis Park Ontario	2	(d)	25,499	47,366	512	25,499	47,878	73,377	(9,228)	2007
Rancho Cucamonga Distribution Center	4	(d)(e)	46,471	86,305	1,249	46,472	87,553	134,025	(21,199)	2005
Redlands Distribution Center	3	(d)	27,060	66,820	28,466	28,328	94,018	122,346	(11,462)	2006, 2007, 2012
Rialto Dist Ctr	2	(d)	26,499	109,921	114	26,499	110,035	136,534	(3,435)	2012
Riverbluff Distribution Center	1	(d)	42,964	-	32,809	42,964	32,809	75,773	(3,810)	2009
Riverside Dist Ctr (LAX)	2		2,178	3,440	32	2,178	3,472	5,650	(111)	2012
Santa Ana Distribution Center	2		4,318	8,019	662	4,318	8,681	12,999	(2,100)	2005
South Bay Distribution Center	4	(d)	14,478	27,511	3,042	15,280	29,751	45,031	(7,441)	2005, 2007
Spinnaker Logistics	1	(d)	13,483	22,081	716	13,483	22,797	36,280	(1,363)	2011
Starboard Distribution Ctr	1		18,763	53,824	35	18,763	53,859	72,622	(3,035)	2011
Torrance Dist Ctr	1		25,038	39,377	4	25,038	39,381	64,419	(1,255)	2012
Union Pacific Dist Ctr	1		1,746	2,783	3	1,746	2,786	4,532	(129)	2012
Van Nuys Airport Industrial	4		23,455	39,916	234	23,455	40,150	63,605	(2,075)	2011
Vernon Distribution Center	15		25,439	47,250	3,373	25,441	50,621	76,062	(12,812)	2005
Vernon Industrial	2		3,626	3,319	175	3,626	3,494	7,120	(914)	2011
Vista Distribution Center	1		4,150	6,225	2,153	4,150	8,378	12,528	(330)	2012
Vista Rialto Distrib Ctr	1		5,885	25,991	24	5,885	26,015	31,900	(1,305)	2011
Walnut Drive	1		2,665	7,397	5	2,665	7,402	10,067	(420)	2011
Watson Industrial Center AFdII	1	(d)	6,944	11,193	-	6,944	11,193	18,137	(652)	2011
Wilmington Avenue Warehouse	2		11,172	34,723	432	11,172	35,155	46,327	(1,946)	2011

Southern California	228		1,209,175	2,278,163	265,282	1,269,787	2,482,833	3,752,620	(324,481)

St. Louis, Missouri
Earth City Industrial Center	2		657	4,141	1,930	657	6,071	6,728	(3,315)	1998
Gateway Commerce Ctr	1	(d)	6,285	27,662	-	6,285	27,662	33,947	(954)	2012
Westport Distribution Center	1		365	1,247	2,296	365	3,543	3,908	(1,890)	1997

St. Louis, Missouri	4		7,307	33,050	4,226	7,307	37,276	44,583	(6,159)

Tampa, Florida
Tampa West Distribution Center	1		578	4,051	396	578	4,447	5,025	(2,775)	1994

Tampa, Florida	1		578	4,051	396	578	4,447	5,025	(2,775)

Mexico:
Agua Fria Ind. Park	5	(d)	8,073	24,560	8,312	8,073	32,872	40,945	(771)	2011, 2012
Arrayanes IP (REIT)	1		2,016	3,775	2,681	2,016	6,456	8,472	(116)	2011
Bermudez Industrial Center	2		1,155	4,619	4,110	1,158	8,726	9,884	(2,257)	2007
Bosques Industrial Park	1	(d)	1,983	6,256	1,029	1,983	7,285	9,268	(616)	2011
Carrizal Ind Park	3	(d)	2,778	42,692	273	2,778	42,965	45,743	(1,597)	2011
Cedros-Tepotzotlan Distribution Center	2	(d)	11,990	6,719	17,158	12,799	23,068	35,867	(3,945)	2006, 2007
Centro Industrial Center	3		8,274	-	14,172	8,274	14,172	22,446	(1,445)	2009
Del Norte Industrial Center II	3		2,803	13,515	1,038	2,803	14,553	17,356	(846)	2008, 2012
El Puente Industrial Center	2		1,906	5,823	1,827	1,889	7,667	9,556	(1,233)	2008
El Salto Distribution Center	2	(d)	4,473	6,159	2,141	4,449	8,324	12,773	(666)	2008
Iztapalapa Distribution Center	1		1,287	7,294	-	1,287	7,294	8,581	(95)	2012
Libramiento Aeropuerto	2		1,614	8,289	-	1,614	8,289	9,903	(285)	2012
Los Altos Ind Park	3	(d)	4,579	26,300	8,113	4,579	34,413	38,992	(1,235)	2011
Mezquite III prefund	1	(d)	906	14,419	41	906	14,460	15,366	(795)	2011
Monterrey Airport	3	(d)	9,263	12,878	17,026	9,218	29,949	39,167	(2,376)	2007, 2008
Monterrey Industrial Park	8	(d)	12,079	32,861	1,111	12,409	33,642	46,051	(1,074)	1997, 2011
Nor-T Distribution Center	4		7,247	32,135	5,731	5,898	39,215	45,113	(8,566)	2006
Ojo de Agua Ind Ctr	1	(d)	1,826	11,447	1,139	1,826	12,586	14,412	(450)	2011
Pacifico Distr Ctr	4		2,886	14,736	325	2,886	15,061	17,947	(1,093)	2011
Palma 1 Dist. Ctr.	1		1,972	4,888	201	1,972	5,089	7,061	(377)	2011
Parque Opcion	1		730	2,287	-	730	2,287	3,017	(209)	2011
Periferico Sur Industrial Park	1		1,016	5,757	-	1,016	5,757	6,773	-	2012
Pharr Bridge Industrial Center	3		6,460	18,516	12,889	6,523	31,342	37,865	(2,342)	2008, 2009, 2012
Piracanto Ind Park	4		11,646	33,660	27	11,646	33,687	45,333	(1,847)	2011
ProLogis Park Alamar	3		20,540	17,081	(203)	20,536	16,882	37,418	(1,579)	2008

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Puente Grande Distribution Center	2	(d)		14,975	6,813	14,394	14,889	21,293	36,182	(2,287)	2008, 2009
Ramon Rivera Lara Industrial Center	1			444	-	4,494	2,269	2,669	4,938	(891)	2000
Reynosa Ind Ctr	1			756	3,976	-	756	3,976	4,732	(143)	2012
Reynosa Ind Ctr III	4			3,072	16,676	-	3,072	16,676	19,748	(589)	2012
Tijuana Ind Ctr Iilam	1			1,297	7,160	-	1,297	7,160	8,457	(232)	2012
Tijuana Infd Ctr	9			9,587	52,761	-	9,587	52,761	62,348	(1,829)	2012
Toluca Distribution Center	1	(d)		7,952	-	16,344	7,952	16,344	24,296	(1,289)	2009
Tres Rios	4	(d)		14,009	14,600	11,103	14,750	24,962	39,712	(331)	2011, 2012

Mexico	87			181,594	458,652	145,476	183,840	601,882	785,722	(43,406)

Canada:
Airport Rd. Dist Ctr	1			30,345	85,368	1,678	31,715	85,676	117,391	(4,035)	2011
Annagem Dist. Center	1			4,093	14,000	878	4,278	14,693	18,971	(708)	2011
Annagem Distrib Centre II	1			2,304	5,905	437	2,408	6,238	8,646	(335)	2011
Bolton Distribution Center	1			9,275	-	28,789	9,694	28,370	38,064	(1,823)	2009
Keele Distribution Center	1			1,442	5,785	326	1,507	6,046	7,553	(340)	2011
Millcreek Distribution Ctr	2			10,040	38,191	524	10,493	38,262	48,755	(1,857)	2011
Milton 401 Bus. Park	1			7,832	25,660	355	8,186	25,661	33,847	(1,181)	2011
Milton 402 Bus Park	1			7,288	21,804	328	7,616	21,804	29,420	(1,044)	2011
Milton Crossings Bus Pk	2			22,876	55,682	3,903	23,908	58,553	82,461	(2,756)	2011
Mississauga Gateway Center	1			2,338	8,121	452	2,424	8,487	10,911	(1,098)	2008
Pearson Logist. Ctr	2			14,594	52,313	1,393	15,253	53,047	68,300	(2,452)	2011

Canada	14			112,427	312,829	39,063	117,482	346,837	464,319	(17,629)

Subtotal Americas	1,547			3,349,780	9,983,555	1,764,094	3,447,101	11,650,328	15,097,429	(2,040,139)

European Markets:
Austria
Himberg DC	1			4,070	-	6,415	4,082	6,403	10,485	(265)	2011

Austria	1			4,070	-	6,415	4,082	6,403	10,485	(265)

Belgium
Boom Distribution Ct	1			14,979	20,246	-	14,979	20,246	35,225	(999)	2011
Liege Park	1			499	20,156	74	499	20,230	20,729	(1,221)	2011
Tongeren Dist Ctr	1	(d)		858	15,577	(501)	858	15,076	15,934	(915)	2011

Belgium	3			16,336	55,979	(427)	16,336	55,552	71,888	(3,135)

Czech Republic
Ostrava Distribution Center	2			8,082	58,144	(5,289)	9,718	51,219	60,937	(5,315)	2008
Prague East Dist Ctr	9	(d)		22,937	74,285	(3,537)	22,966	70,719	93,685	(5,623)	2011
Prague West	3	(d)		5,800	24,156	601	5,800	24,757	30,557	(1,895)	2011
Prague-Jirny Dist. Ctr	1			6,093	-	11,573	6,093	11,573	17,666	(344)	2012
Stenovice Distribution Center	3			4,270	32,786	12,215	4,902	44,369	49,271	(4,183)	2008, 2009
Uzice Distribution Center	3			8,289	-	56,840	8,289	56,840	65,129	(7,403)	2007, 2009

Czech Republic	21			55,471	189,371	72,403	57,768	259,477	317,245	(24,763)

France
Aulnay Dist Ctr	2			7,875	42,816	(8,547)	7,875	34,269	42,144	(2,458)	2011
Belfort Dist Ctr	1			2,494	20,334	(702)	2,494	19,632	22,126	(1,319)	2011
Blois Dist Ctr	1			4,922	35,247	(1,311)	4,922	33,936	38,858	(3,156)	2011
Cavaillon Dist Ctr	1	(d	)	1,330	18,140	(287)	1,330	17,853	19,183	(1,413)	2011
Clesud Grans Miramas Distribution Center	6	(d	)	11,109	101,463	(2,365)	11,109	99,098	110,207	(6,628)	2011
Evry Dist Ctr	5	(d	)	20,415	129,473	(1,965)	20,415	127,508	147,923	(10,132)	2011
FM Portfolio Acquisition	1			6,861	23,141	(455)	6,861	22,686	29,547	(1,816)	2011
Isle dAbeau C	1			3,782	13,646	5	3,782	13,651	17,433	(687)	2011
Isle d’Abeau DC	1			3,815	25,223	7	3,815	25,230	29,045	(1,008)	2011
Isle d’Abeau Distribution Center	12	(d	)	33,160	167,372	8,292	33,160	175,664	208,824	(16,236)	2011
Le Havre DC	1			6,278	12,573	(576)	6,278	11,997	18,275	(582)	2011
Le Havre Distribution Center	6	(d	)	13,785	91,818	12,441	13,785	104,259	118,044	(7,650)	2009, 2011
LGR Genevill. 1 SAS	1			2,451	2,659	869	2,451	3,528	5,979	(152)	2011
LGR Genevill. 2 SAS	1			1,884	3,905	12	1,884	3,917	5,801	(164)	2011
Lille Dist Ctr	3	(d	)	5,284	39,849	(989)	5,284	38,860	44,144	(2,383)	2011
Lognes Dist Ctr	1			3,059	10,807	(560)	3,059	10,247	13,306	(884)	2011
Metz Dist Ctr	1	(d	)	2,235	8,112	(286)	2,235	7,826	10,061	(630)	2011
Mitry Mory Distribution Center	2			6,996	44,314	(2,060)	6,996	42,254	49,250	(3,696)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Moissy Cramayel Distribution Center	2			5,127	6,230	19,377	5,158	25,576	30,734	(1,734)	2009, 2011
Orleans Dist Ctr	7	(d	)	20,901	133,287	(4,060)	20,901	129,227	150,128	(8,766)	2011
Plessis Dist Ctr	2			5,221	31,824	(991)	5,221	30,833	36,054	(2,391)	2011
Port of Rouen	1			-	16,960	19	-	16,979	16,979	(987)	2011
Rennes Distribution Center	1			571	-	11,785	571	11,785	12,356	(910)	2009
Savigny le Temple Dist Ctr	1	(d	)	1,876	29,923	(903)	1,876	29,020	30,896	(2,253)	2011
Strasbourg Distribution Center	2			-	30,767	(4,255)	-	26,512	26,512	(2,663)	2008
Vemars Distribution Center	4			12,992	-	44,189	12,992	44,189	57,181	(3,173)	2009

France	67			184,423	1,039,883	66,684	184,454	1,106,536	1,290,990	(83,871)

Germany
Alzenau Distribution Center	2	(d	)	8,080	22,362	(2,693)	8,080	19,669	27,749	(1,540)	2008, 2011
Augsburg Distribution Center	3			12,261	-	24,670	12,261	24,670	36,931	(1,350)	2009, 2012
Bingen Dist Ctr	1	(d	)	5,563	13,210	(695)	5,563	12,515	18,078	(1,109)	2011
Cologne Eifeltor Distribution Center	3	(d	)	13,291	25,717	7,501	13,000	33,509	46,509	(1,717)	2011, 2012
Gernsheim Dist Ctr	1	(d	)	4,867	8,051	(455)	4,867	7,596	12,463	(521)	2011
Hannover Airport Dist Ctr	1			3,490	-	8,365	3,490	8,365	11,855	(365)	2010
Hausbruch Ind Ctr 4-B	1			9,087	5,910	132	9,087	6,042	15,129	(768)	2011
Hausbruch Ind Ctr 5-650	1			3,271	504	7	3,271	511	3,782	(47)	2011
Huenxe Dist Ctr	1			2,259	-	10,220	1,739	10,740	12,479	(79)	2012
Kolleda Distribution Center	1			282	4,354	(348)	282	4,006	4,288	(363)	2008
Lauenau Dist Ctr	1			3,050	6,789	36	3,050	6,825	9,875	(446)	2011
Martinszehnten Dist Ctr	1			5,332	7,812	40	5,332	7,852	13,184	(580)	2011
Meerane Distribution Center	1			751	5,778	(266)	751	5,512	6,263	(450)	2008
Muggensturm	2			3,871	15,698	59	3,871	15,757	19,628	(1,021)	2011
Neustadt Dist Ctr	1	(d	)	4,661	10,322	(429)	4,661	9,893	14,554	(639)	2011

Germany	21			80,116	126,507	46,144	79,305	173,462	252,767	(10,995)

Hungary
Batta Distribution Center	2			4,147	16,006	3,785	6,046	17,892	23,938	(1,741)	2008, 2010
Budaors Dist Ctr	1			3,059	16,267	(729)	3,059	15,538	18,597	(1,139)	2011
Budapest Park	3	(d	)	2,270	27,162	(677)	2,270	26,485	28,755	(2,015)	2011
Budapest Park Phase II	1			963	21,452	(5,039)	4,353	13,023	17,376	(1,886)	2008
Budapest-Sziget Dist. Center	1			2,794	9,606	(734)	2,835	8,831	11,666	(732)	2008
Harbor Park Dist Ctr	10			5,720	62,663	(2,196)	5,720	60,467	66,187	(5,178)	2011
Hegyeshalom Distribution Center	1			976	-	11,102	1,070	11,008	12,078	(1,328)	2007

Hungary	19			19,929	153,156	5,512	25,353	153,244	178,597	(14,019)

Italy
Arena Po Dist Ctr	2			9,066	24,541	109	9,066	24,650	33,716	(1,894)	2011
Bologna Distribution Center	1	(d	)	7,836	31,848	(1,304)	7,836	30,544	38,380	(2,499)	2011
Castel San Giovanni Dist Ctr	1			3,768	11,505	34	3,768	11,539	15,307	(847)	2011
Cortemaggiore Dist Ctr	1			6,652	24,237	(558)	6,652	23,679	30,331	(1,843)	2011
Lodi Distribution Center	7	(d	)	35,692	110,061	(875)	39,721	105,157	144,878	(13,450)	2005, 2006, 2011
Milan West Dist Ctr	1			4,489	17,468	81	4,489	17,549	22,038	(1,315)	2011
Piacenza Dist Ctr	4	(d	)	14,516	46,064	(1,317)	14,516	44,747	59,263	(2,819)	2011
Romentino Distribution Center	4	(d	)	12,319	29,656	28,394	12,319	58,050	70,369	(6,604)	2006, 2011
Siziano Logis Park	1			12,036	21,819	-	12,036	21,819	33,855	(471)	2011
Turin Distribution Center	1			3,703	15,437	(552)	3,703	14,885	18,588	(1,291)	2011

Italy	23			110,077	332,636	24,012	114,106	352,619	466,725	(33,033)

Netherlands
Bleiswijk DC	1			26,959	13,669	(1,769)	26,959	11,900	38,859	(738)	2011
DistriPark Maasvlakte	3			-	28,104	(1,319)	-	26,785	26,785	(1,867)	2011
Eemhaven Ind Park	1			-	7,325	339	-	7,664	7,664	(455)	2011
Lijnden DC	1			7,699	4,947	(543)	7,699	4,404	12,103	(226)	2011
Schiphol Dist Ctr	4			19,288	64,227	285	19,288	64,512	83,800	(3,672)	2011
Tilburg Dist Ctr	2			8,979	48,321	(1,915)	8,979	46,406	55,385	(2,835)	2011
Trade Port West Dist Ctr	3			13,547	29,216	(1,465)	13,547	27,751	41,298	(2,007)	2011
Veghel Dist Ctr	1			3,671	13,793	(547)	3,671	13,246	16,917	(913)	2011

Netherlands	16			80,143	209,602	(6,934)	80,143	202,668	282,811	(12,713)

Poland
Blonie II Distribution Center	2			6,793	-	23,405	6,793	23,405	30,198	(2,006)	2009
Blonie Ind Park	4	(d	)	7,080	33,835	(913)	7,080	32,922	40,002	(2,185)	2011
Chorzow Distribution Center	2			15,621	-	45,725	15,621	45,725	61,346	(3,526)	2009
Nadarzyn Distribution Center	1			2,751	-	8,443	2,751	8,443	11,194	(672)	2009

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Piotrkow Distribution Center	5	(d	)	10,595	50,429	(2,590)	12,122	46,312	58,434	(3,505)	2008, 2011
Piotrkow II Distribution Center	1			1,789	-	6,006	1,789	6,006	7,795	(523)	2009
Poznan Park	4	(d	)	5,188	18,437	(915)	5,188	17,522	22,710	(1,071)	2011
Sochaczew Distribution Center.	2			146	12,925	2,059	815	14,315	15,130	(1,710)	2008
Szczecin Distribution Center	1			3,288	21,583	(31)	3,295	21,545	24,840	(1,930)	2008
Teresin Dist Ctr	4	(d	)	7,981	39,002	623	8,023	39,583	47,606	(2,473)	2011
Wroclaw Distribution Center	4	(d	)	9,469	53,375	(1,551)	12,034	49,259	61,293	(5,155)	2008, 2011
Wroclaw III Distribution Center	2			6,599	-	31,403	6,599	31,403	38,002	(2,784)	2009
Wroclaw V DC	1			6,039	-	7,779	6,039	7,779	13,818	(799)	2011

Poland	33			83,339	229,586	119,443	88,149	344,219	432,368	(28,339)

Romania
Bucharest Distribution Center	4			7,677	33,559	12,418	9,596	44,058	53,654	(5,412)	2007, 2008

Romania	4			7,677	33,559	12,418	9,596	44,058	53,654	(5,412)

Slovakia
Sered Distribution Center	1			2,656	-	14,291	2,656	14,291	16,947	(1,153)	2009

Slovakia	1			2,656	-	14,291	2,656	14,291	16,947	(1,153)

Spain
Alcala Dist Ctr	5	(d	)	33,641	87,414	(4,005)	33,641	83,409	117,050	(6,108)	2011
Barajas MAD Logistics	4			-	43,031	850	-	43,881	43,881	(2,608)	2011
Coslada Dist Ctr	1			5,707	8,815	29	5,707	8,844	14,551	(666)	2011
Massalaves Distribution Center	1			2,845	-	8,506	2,845	8,506	11,351	(663)	2009
Penedes Dist Ctr	1			7,742	13,058	(791)	7,742	12,267	20,009	(1,082)	2011
Sallent Distribution Center	1			9,409	-	5,757	9,409	5,757	15,166	(409)	2009
Sant Boi Park	5			82,049	89,902	(5,766)	82,049	84,136	166,185	(5,356)	2011
Tarancon Distribution Center	1			3,728	18,524	(1,181)	3,728	17,343	21,071	(1,537)	2008
Valls Dist Ctr	1			6,651	18,332	(425)	6,651	17,907	24,558	(1,416)	2011
Zaragoza Distribution Center	1			23,289	-	33,267	23,289	33,267	56,556	(2,208)	2010

Spain	21			175,061	279,076	36,241	175,061	315,317	490,378	(22,053)

Sweden
Jonkoping Distribution Center	1			2,419	-	63,510	2,672	63,257	65,929	(4,773)	2009
Norrkoping Dist Ctr	2			18,127	42,081	(1,020)	18,127	41,061	59,188	(3,342)	2011
Orebro Dist Ctr	1			11,027	24,108	1,270	11,027	25,378	36,405	(2,354)	2011

Sweden	4			31,573	66,189	63,760	31,826	129,696	161,522	(10,469)

United Kingdom
Bermuda Park Dist Ctr	1	(d	)	5,126	24,336	(980)	5,126	23,356	28,482	(1,826)	2011
Bromford Gate Dist Ctr	5	(d	)	13,040	24,306	(1,252)	13,040	23,054	36,094	(1,927)	2011
Central Park Rugby Dist Ctr	1			9,091	7,856	(466)	9,128	7,353	16,481	(578)	2011
Coventry Distribution Center	3	(d	)	11,535	57,852	(2,324)	11,535	55,528	67,063	(3,916)	2011
Crewe Distribution Center	1			12,099	19,906	2,416	12,099	22,322	34,421	(1,917)	2008
Dagenham	1			11,492	9,000	544	11,492	9,544	21,036	(538)	2011
Daventry Phase II Dist Ctr	2	(d	)	4,559	23,623	(900)	4,559	22,723	27,282	(1,526)	2011
Dirft Dist Ctr	1			11,279	-	9,171	11,279	9,171	20,450	(332)	2011
Drayton Fields Dist Ctr	3	(d	)	6,011	31,031	618	6,011	31,649	37,660	(1,967)	2011
Fort Dunlop Dist Ctr	1			6,169	6,820	(319)	6,194	6,476	12,670	(512)	2011
Grange Park	1	(d	)	2,125	11,451	(419)	2,134	11,023	13,157	(762)	2011
Hayes Distribution Center	1			6,021	-	18,350	15,968	8,403	24,371	(997)	2007
Marston Gate Dist Ctr	6	(d	)	61,361	60,185	(1,946)	61,612	57,988	119,600	(3,757)	2011
Middlewhich Dist Ctr	1			2,132	11,493	(448)	2,141	11,036	13,177	(769)	2011
Midpoint Park	2			30,502	31,452	(4,845)	30,811	26,298	57,109	(2,143)	2008
New Parks Leicester	1	(d	)	4,708	12,427	(572)	4,727	11,836	16,563	(752)	2011
North Kettering Bus Pk	2	(d	)	12,405	24,714	7,744	12,472	32,391	44,863	(2,813)	2007, 2011
Pineham Distribution Center	3			46,238	31,106	23,303	40,263	60,384	100,647	(4,323)	2008, 2012
Stafford Distribution Center	1			7,870	-	15,856	7,934	15,792	23,726	(2,377)	2007
Wakefield Bldg	1			1,386	7,556	(196)	1,392	7,354	8,746	(472)	2011
Wembley Dist Ctr	1			14,610	6,824	140	14,670	6,904	21,574	(413)	2011

United Kingdom	39			279,759	401,938	63,475	284,587	460,585	745,172	(34,617)

Subtotal European Markets:	273			1,130,630	3,117,482	523,437	1,153,422	3,618,127	4,771,549	(284,837)

Asian Markets:
China
Dalian Ind. Park DC	1			2,493	14,283	37	2,493	14,320	16,813	(614)	2011
Fengxian Logistics C	3			—	13,526	19	—	13,545	13,545	(1,479)	2011

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances		Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description				Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Jiaxing Distri Ctr	1			2,694	10,905	182	2,615	11,166	13,781	(492)	2011
Tianjin Bonded LP	2			1,537	9,315	9	1,537	9,324	10,861	(458)	2011

China	7			6,724	48,029	247	6,645	48,355	55,000	(3,043)

Japan
Ebina Distribution Center	1	(d	)	61,221	-	36,975	61,221	36,975	98,196	(2,542)	2010
Fukuoka Manami DC 2	1	(d	)	14,492	45,434	34	14,492	45,468	59,960	(2,291)	2011
Iwanuma I Land	1			6,193	37,120	6,906	6,607	43,612	50,219	(3,609)	2008
Kasugai DC 1	1	(d	)	59,969	81,898	210	59,969	82,108	142,077	(3,465)	2011
Kawajima Park	1	(d	)	616	-	241,420	47,788	194,248	242,036	(3,299)	2011
Kitanagoya Distribution Center	1	(d	)	27,349	-	67,010	30,231	64,128	94,359	(4,030)	2009
Nanko Naka DC 1	1	(d	)	13,171	52,040	107	13,171	52,147	65,318	(2,337)	2011
ProLogis Park Aichi Distribution Center	1			25,600	-	102,799	34,301	94,098	128,399	(11,734)	2007
ProLogis Park Ichikawa	1	(d	)	88,676	160,919	34,288	95,509	188,374	283,883	(16,547)	2008
ProLogis Park Maishima III	1	(d	)	24,398	95,668	12,350	26,151	106,265	132,416	(10,252)	2008
ProLogis Park Maishima IV	1	(d	)	29,174	97,693	54	29,174	97,747	126,921	(4,331)	2010
ProLogis Park Narita III	1			23,818	84,443	13,167	25,552	95,876	121,428	(8,515)	2008
ProLogis Park Osaka II	1	(d	)	29,745	-	194,904	39,854	184,795	224,649	(22,076)	2007
Sendai Tagajo DC	1	(d	)	18,006	38,124	3,235	18,006	41,359	59,365	(2,480)	2011
Shinkiba Dist Crtr 1	1	(d	)	52,694	97,860	222	52,694	98,082	150,776	(4,437)	2011
Shiohama Distr Ctr 1	1			24,105	28,907	-	24,105	28,907	53,012	(576)	2011
Takatsuki Distribution Center	1	(d	)	268	-	41,120	20,464	20,924	41,388	(477)	2012
Tosu II Land	1	(d	)	80	-	27,374	6,300	21,154	27,454	(221)	2012
Tosu lV	1	(d	)	120	-	35,225	9,667	25,678	35,345	(538)	2012
Tsurumi Dist Ctr 1	1	(d	)	30,511	122,592	89	30,511	122,681	153,192	(5,401)	2011
Zama Distribution Center	1	(d	)	58,069	-	186,139	64,188	180,020	244,208	(12,807)	2009

Japan	21			588,275	942,698	1,003,628	709,955	1,824,646	2,534,601	(121,965)

Singapore
Airport Logistics Center 3	1			-	27,877	129	-	28,006	28,006	(1,930)	2011
Changi South Distr Ctr 1	1			-	45,429	-	-	45,429	45,429	(2,884)	2011
Changi-North DC1	1			-	15,031	66	-	15,097	15,097	(969)	2011
Singapore Airport Logist Ctr 2	1			-	40,366	156	-	40,522	40,522	(2,801)	2011
Tuas Distribution Center	1			-	20,503	112	-	20,615	20,615	(2,074)	2011

Singapore	5			-	149,206	463	-	149,669	149,669	(10,658)

Subtotal Asian Markets:	33			594,999	1,139,933	1,004,338	716,600	2,022,670	2,739,270	(135,666)

Total Industrial Operating Properties:	1,853			5,075,409	14,240,970	3,291,869	5,317,123	17,291,125	22,608,248	(2,460,642)

Development Portfolio
Americas Markets:
United States:
Atlanta, GA
Park I-75 South	1			6,571	-	13,968	6,571	13,968	20,539		2012

Atlanta, GA	1			6,571	-	13,968	6,571	13,968	20,539

Baltimore/Washington
Gateway Bus Ctr	2			2,356	-	12,780	2,356	12,780	15,136		2012

Baltimore/Washington	2			2,356	-	12,780	2,356	12,780	15,136

Central & Eastern PA
Lehigh Valley Distribution Center	1			4,465	-	7,245	4,465	7,245	11,710		2012

Central & Eastern PA	1			4,465	-	7,245	4,465	7,245	11,710

Central Valley, CA
Tracy II Distribution Center	1			12,765	-	12,147	12,765	12,147	24,912		2012

Central Valley, CA	1			12,765	-	12,147	12,765	12,147	24,912

Dallas/Fort Worth, TX
Lancaster Distribution Center	1			2,974	-	10,785	2,974	10,785	13,759		2012
Mesquite Dist III	1			1,411	-	9,917	1,411	9,917	11,328		2012

Dallas/Fort Worth, TX	2			4,385	-	20,702	4,385	20,702	25,087

Houston, TX
Northpark Distribution Center	3			3,807	-	7,962	3,807	7,962	11,769		2012

Houston, TX	3			3,807	-	7,962	3,807	7,962	11,769

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
New Jersey/New York City
Ports Jersey City Distribution Center	1		17,672	-	1,176	17,672	1,176	18,848		2012
Secaucus Dist Ctr	2		9,599	-	25,137	9,599	25,137	34,737		2012

New Jersey/New York City	3		27,271	-	26,313	27,271	26,313	53,585

Phoenix, AZ
Riverside Dist Ctr (PHX)	1		2,251	-	7,479	2,251	7,479	9,730		2012

Phoenix, AZ	1		2,251	-	7,479	2,251	7,479	9,730

Seattle, WA
Fife Distribution Center	1		2,803	-	2,744	2,803	2,744	5,547		2012

Seattle, WA	1		2,803	-	2,744	2,803	2,744	5,547

South Florida
Beacon Lakes	1		3,288	-	9,318	3,288	9,318	12,606		2012

South Florida	1		3,288	-	9,318	3,288	9,318	12,606

Southern California
Redlands Distribution Center	1		18,620	-	15,308	18,620	15,308	33,927		2012
Terra Francesco	1		11,196	-	13,277	11,196	13,277	24,473		2012

Southern California	2		29,816	-	28,585	29,816	28,585	58,400

Mexico:
Los Altos Ind Park	1		3,376	-	5,264	3,376	5,264	8,640		2012
Monterrey Airport	1		3,563	-	3,384	3,563	3,384	6,947		2012
Toluca Distribution Center	1		3,951	-	1,564	3,951	1,564	5,515		2012
Tres Rios	2		14,140	-	8,418	14,140	8,418	22,558		2012

Mexico	5		25,030	-	18,630	25,030	18,630	43,660

Canada:
Meadowvale Dist Ctr	2		38,773	-	14,729	38,773	14,729	53,502		2012

Canada	2		38,773	-	14,729	38,773	14,729	53,502

Subtotal Americas Markets:	25		163,581	-	182,602	163,581	182,602	346,183

European Markets:
France
Bonneuil Distribution Center	1		-	-	13,711	-	13,711	13,711		2012
Evry Dist Ctr	1		-	-	1,036	-	1,036	1,036		2012
Moissy Cramayel Distribution Center	1		4,387	-	18,790	4,387	18,790	23,177		2012

France	3		4,387	-	33,537	4,387	33,537	37,924

Poland
Janki Distribution Center	2		943	-	8,099	943	8,099	9,042		2012
Wroclaw V DC	1		2,324	-	9	2,324	9	2,333		2012

Poland	3		3,267	-	8,108	3,267	8,108	11,375

Slovakia
Bratislava Distribution Center	1		2,622	-	10,435	2,622	10,435	13,057		2012

Slovakia	1		2,622	-	10,435	2,622	10,435	13,057

United Kingdom
Midpoint Park	1		16,228	-	313	16,228	313	16,541		2012
North Kettering Bus Pk	1		684	-	999	684	999	1,683		2012
Park Ryton Dist Ctr	1		10,799	-	7,945	10,799	7,945	18,744		2012

United Kingdom	3		27,711	-	9,257	27,711	9,257	36,968

Subtotal European Markets:	10		37,987	-	61,337	37,987	61,337	99,324

Asian Markets:
China
Jiaxing Distri Ctr	3		3,020	-	2,353	3,020	2,353	5,373		2012

China	3		3,020	-	2,353	3,020	2,353	5,373

Japan
Amagasaki DC 2 (fund)	1		29,549	-	5,021	29,549	5,021	34,570		2012
Kawanishi Distribution Center	1		32,057	-	7,601	32,057	7,601	39,658		2012
Kitamoto Distribution Center	1		24,297	-	659	24,297	659	24,956		2012
Kobe Distribution Center	1		12,060	-	790	12,060	790	12,850		2012

PROLOGIS, INC. AND PROLOGIS, L.P.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(In thousands of U.S. dollars, as applicable)

	No. of Bldgs.	Encum- brances	Initial Cost to Prologis		Costs Capitalized Subsequent To Acquisition	Gross Amounts At Which Carried as of December 31, 2012			Accumulated Depreciation (c)	Date of Construction/ Acquisition
Description			Land	Building & Improvements		Land	Building & Improvements	Total (a,b)
Narashino IV Distribution Center	1		37,718	-	47,100	37,718	47,100	84,818		2012
Nishiyodogawa DC	1		-	-	131,887	-	131,887	131,887		2012
Zama Distribution Center	1		60,478	-	111,547	60,478	111,547	172,024		2012

Japan	7		196,159	-	304,605	196,159	304,605	500,763

Subtotal Asian Markets:	10		199,179	-	306,958	199,179	306,958	506,136

Total Development Portfolio	45		400,747	-	550,897	400,747	550,897	951,643

GRAND TOTAL	1,898		5,476,156	14,240,970	3,842,766	5,717,870	17,842,022	23,559,891	(2,460,642)

Schedule III – Footnotes

(a)	Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2012 (in thousands):

Total per Schedule III	$23,559,891
Land	1,794,364
Other real estate investments	454,868

Total per consolidated balance sheet	$25,809,123	(f	)

(b)	The aggregate cost for Federal tax purposes at December 31, 2012 of our real estate assets was approximately $17.9 billion (unaudited).

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for acquired industrial properties and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheets as of December 31, 2012 (in thousands):

Total accumulated depreciation per Schedule III	$2,460,642
Accumulated depreciation on other real estate investments	20,018

Total per consolidated balance sheet	$2,480,660

(d)	Properties with an aggregate undepreciated cost of $8.5 billion secure $4.1 billion of mortgage notes. See Note 10 to our Consolidated Financial Statements in Item 8.

(e)	Assessment bonds of $16.9 million are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $860.3 million. See Note 10 to our Consolidated Financial Statements in Item 8.

(f)	A summary of activity for our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2012	2011	2010
Real estate assets:
Balance at beginning of year	$22,413,079	$11,080,161	$12,010,668
Acquisitions of operating properties, transfers of development completions from CIP, improvements to operating properties and net effect of changes in foreign exchange rates and other	2,881,005	12,150,482	631,860
Basis of operating properties disposed of	(1,630,764)	(906,602)	(1,410,511)
Change in the development portfolio balance, including the acquisition of properties	91,112	495,169	174,235
Impairment of real estate properties (1)	(194,541)	(21,237)	(400)
Assets transferred to held-for-sale	-	(384,894)	(325,691)

Balance at end of year	$23,559,891	$22,413,079	$11,080,161
Accumulated Depreciation:
Balance at beginning of year	$2,150,713	$1,589,251	$1,663,233
Depreciation expense	665,239	574,524	298,164
Balances retired upon disposition of operating properties and net effect of changes in foreign exchange rates and other	(355,310)	(994)	(337,845)
Assets transferred to held-for-sale	-	(12,068)	(34,301)

Balance at end of year	$2,460,642	$2,150,713	$1,589,251

(1)	The impairment charges we recognized in 2012, 2011, and 2010 were primarily due to our change of intent to no longer hold these assets for long-term investment. See Note 16 to our Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, INC.

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 27, 2013

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, Inc., hereby severally constitute Hamid R. Moghadam, Thomas S. Olinger and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Co-Chief Executive Officer	February 27, 2013

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer	February 27, 2013

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Senior Vice President and Chief Accounting Officer	February 27, 2013

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 27, 2013

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 27, 2013

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 27, 2013

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 27, 2013

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 27, 2013

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 27, 2013

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 27, 2013

/s/ CARL B. WEBB Carl B. Webb	Director	February 27, 2013

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS, L.P.
By:	Prologis, Inc., its general partner

By:	/s/ Hamid R. Moghadam
Hamid R. Moghadam
Chief Executive Officer

Date: February 27, 2013

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Prologis, L.P., hereby severally constitute Hamid R. Moghadam, Thomas S. Olinger and Edward S. Nekritz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Prologis, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Chairman of the Board and Chief Executive Officer	February 27, 2013

/s/ THOMAS S. OLINGER Thomas S. Olinger	Chief Financial Officer	February 27, 2013

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Senior Vice President and Chief Accounting Officer	February 27, 2013

/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 27, 2013

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 27, 2013

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	February 27, 2013

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 27, 2013

/s/ IRVING F. LYONS III Irving F. Lyons III	Director	February 27, 2013

/s/ JEFFREY L. SKELTON Jeffrey L. Skelton	Director	February 27, 2013

/s/ D. MICHAEL STEUERT D. Michael Steuert	Director	February 27, 2013

/s/ CARL B. WEBB Carl B. Webb	Director	February 27, 2013

/s/ WILLIAM D. ZOLLARS William D. Zollars	Director	February 27, 2013

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

3.1	Articles of Incorporation of Prologis (incorporated by reference to Exhibit 3.1 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
3.2	Articles Supplementary establishing and fixing the rights and preferences of the 6 1/2% Series L Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.16 to Prologis’ Registration Statement on Form 8-A filed June 20, 2003).
3.3	Articles Supplementary establishing and fixing the rights and preferences of the 6 3/4% Series M Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.17 to Prologis’ Registration Statement on Form 8-A filed November 12, 2003).
3.4	Articles Supplementary establishing and fixing the rights and preferences of the 7.00% Series O Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.19 to Prologis’ Registration Statement on Form 8-A filed December 12, 2005).
3.5	Articles Supplementary establishing and fixing the rights and preferences of the 6.85% Series P Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.18 to Prologis’ Registration Statement on Form 8-A filed August 24, 2006).
3.6	Articles Supplementary establishing and fixing the rights and preferences of the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.4 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.7	Articles Supplementary establishing and fixing the rights and preferences of the Series R Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.5 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.8	Articles Supplementary establishing and fixing the rights and preferences of the Series S Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 3.6 to Prologis’ Registration Statement on Form 8-A filed June 2, 2011).
3.9	Articles of Merger of New Pumpkin Inc., a Maryland corporation, with and into Prologis, Inc., a Maryland corporation, changing the name of “AMB Property Corporation” to “Prologis, Inc.”, as filed with the Stated Department of Assessments and Taxation of Maryland on June 2, 2011, and effective June 3, 2011 (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.10	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
3.11	Seventh Amended and Restated Bylaws of Prologis (incorporated by reference to Exhibit 3.2 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.12	Thirteenth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.6 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
3.13	Amended and Restated Certificate of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.7 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
4.1	Form of Certificate for Common Stock of Prologis (incorporated by reference to Exhibit 4.1 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 12, 2011).
4.2	Form of Certificate for 6 1/2% Series L Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-A filed June 20, 2003).
4.3	Form of Certificate for 6 3/4% Series M Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form 8-A filed November 12, 2003).
4.4	Form of Certificate for 7.00% Series O Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form 8-A filed December 12, 2005).
4.5	Form of Certificate for 6.85% Series P Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement on Form 8-A filed August 24, 2006).
4.6	Form of Certificate for the Series Q Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.7	Form of Certificate for the Series R Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.8	Form of Certificate for the Series S Cumulative Redeemable Preferred Stock of Prologis (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-4/A (No. 333-172741) filed April 28, 2011).
4.9	Indenture, dated as of June 8, 2011, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.10	First Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 2.25% Exchangeable Senior Notes due 2037, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.11	Second Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 1.875% Exchangeable Senior Notes due 2037, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).

4.12	Third Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 2.625% Exchangeable Senior Notes due 2038, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.13	Fourth Supplemental Indenture, dated as of June 8, 2011, in respect of the Operating Partnership’s 3.25% Exchangeable Senior Notes due 2015, by and among the Operating Partnership, as issuer, Prologis, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.14	Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.15	First Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.16	Second Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.17	Third Supplemental Indenture, dated as of June 30, 1998, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.18	Fourth Supplemental Indenture, dated as of August 15, 2000, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K/A filed November 16, 2000 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K/A filed November 16, 2000).
4.19	Fifth Supplemental Indenture, dated as of May 7, 2002, by and among the Operating Partnership, Prologis and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.15 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2002 and also incorporated by reference to Exhibit 4.13 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.20	Sixth Supplemental Indenture, dated as of July 11, 2005, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
4.21	Seventh Supplemental Indenture, dated as of August 10, 2006, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.22	Eighth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.23	Ninth Supplemental Indenture, dated as of November 20, 2009, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.24	Tenth Supplemental Indenture, dated as of August 9, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.25	Eleventh Supplemental Indenture, dated as of November 12, 2010, by and among the Operating Partnership, Prologis and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.26	Specimen of 7.50% Notes due 2018 (incorporated by reference to and included in Exhibit 4.3 to Prologis’ Registration Statement on Form S-11 (No. 333-49163) filed April 2, 1998).
4.27	5.094% Notes due 2015 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
4.28	Form of Fixed Rate Medium-Term Note, Series C, and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.29	Form of Floating Rate Medium-Term Note, Series C, and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 10, 2006 and also incorporated by reference to Exhibit 4.2 to the Operating Partnership’s Current Report on Form 8-K filed August 10, 2006).
4.30	$175,000,000 Fixed Rate Note No. FXR-C-1 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed August 15, 2006 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on Form 8-K filed August 15, 2006).

4.31	$325,000,000 Fixed Rate Note No. FXR-C-2 and Related Guarantee (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on 8-K filed May 1, 2008 and also incorporated by reference to Exhibit 4.1 to the Operating Partnership’s Current Report on 8-K filed May 1, 2008).
4.32	6.125% Notes due 2016 and Related Guarantee (incorporated by reference to Exhibit 4.3 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.33	6.625% Notes due 2019 and Related Guarantee (incorporated by reference to Exhibit 4.4 to Prologis’ Current Report on Form 8-K filed November 20, 2009).
4.34	4.500% Notes due 2017 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed August 9, 2010).
4.35	4.00% Notes due 2018 and Related Guarantee (incorporated by reference to Exhibit 4.2 to Prologis’ Current Report on Form 8-K filed November 10, 2010).
4.36	Form of Global Note Representing the Operating Partnership’s 5.500% Notes due March 1, 2013 and Related Guarantee (incorporated by reference to Exhibit 4.42 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.37	Form of Global Note Representing the Operating Partnership’s 7.625% Notes due August 15, 2014 and Related Guarantee (incorporated by reference to Exhibit 4.43 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.38	Form of Global Note Representing the Operating Partnership’s 7.810% Notes due February 1, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.44 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.39	Form of Global Note Representing the Operating Partnership’s 9.340% Notes due March 1, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.45 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.40	Form of Global Note Representing the Operating Partnership’s 5.625% Notes due November 15, 2015 and Related Guarantee (incorporated by reference to Exhibit 4.46 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.41	Form of Global Note Representing the Operating Partnership’s 5.750% Notes due April 1, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.47 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.42	Form of Global Note Representing the Operating Partnership’s 8.650% Notes due May 15, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.48 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.43	Form of Global Note Representing the Operating Partnership’s 5.625% Notes due November 15, 2016 and Related Guarantee (incorporated by reference to Exhibit 4.49 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.44	Form of Global Note Representing the Operating Partnership’s 6.250% Notes due March 15, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.50 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.45	Form of Global Note Representing the Operating Partnership’s 7.625% Notes due July 1, 2017 and Related Guarantee (incorporated by reference to Exhibit 4.51 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.46	Form of Global Note Representing the Operating Partnership’s 6.625% Notes due May 15, 2018 and Related Guarantee (incorporated by reference to Exhibit 4.52 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.47	Form of Global Note Representing the Operating Partnership’s 7.375% Notes due October 30, 2019 and Related Guarantee (incorporated by reference to Exhibit 4.53 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.48	Form of Global Note Representing the Operating Partnership’s 6.875% Notes due March 15, 2020 and Related Guarantee (incorporated by reference to Exhibit 4.54 to Prologis’ Current Report on Form 8-K filed May 3, 2011).
4.49	Form of Global Note Representing the Operating Partnership’s 2.250% Exchangeable Senior Notes due 2037 and Related Guarantee (incorporated by reference to and included in Exhibit 4.3 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.50	Form of Global Note Representing the Operating Partnership’s 1.875% Exchangeable Senior Notes due 2037 and Related Guarantee (incorporated by reference to and included in Exhibit 4.4 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.51	Form of Global Note Representing the Operating Partnership’s 2.625% Exchangeable Senior Notes due 2038 and Related Guarantee (incorporated by reference to and included in Exhibit 4.5 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.52	Form of Global Note Representing the Operating Partnership’s 3.250% Exchangeable Senior Notes due 2015 and Related Guarantee (incorporated by reference to and included in Exhibit 4.6 to Prologis’ Registration Statement on Form S-3 (No. 333-177112) filed September 30, 2011).
4.53	Form of Officer’s Certificate related to the Operating Partnership’s 5.500% Notes due March 1, 2013 (incorporated by reference to Exhibit 4.60 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).

4.54	Form of Officer’s Certificate related to the Operating Partnership’s 7.625% Notes due August 15, 2014 (incorporated by reference to Exhibit 4.61 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.55	Form of Officer’s Certificate related to the Operating Partnership’s 7.810% Notes due February 1, 2015 (incorporated by reference to Exhibit 4.62 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.56	Form of Officer’s Certificate related to the Operating Partnership’s 9.340% Notes due March 1, 2015 (incorporated by reference to Exhibit 4.63 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.57	Form of Officer’s Certificate related to the Operating Partnership’s 5.625% Notes due November 15, 2015 (incorporated by reference to Exhibit 4.64 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.58	Form of Officer’s Certificate related to the Operating Partnership’s 5.750% Notes due April 1, 2016 (incorporated by reference to Exhibit 4.65 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.59	Form of Officer’s Certificate related to the Operating Partnership’s 8.650% Notes due May 15, 2016 (incorporated by reference to Exhibit 4.66 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.60	Form of Officer’s Certificate related to the Operating Partnership’s 5.625% Notes due November 15, 2016 (incorporated by reference to Exhibit 4.67 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.61	Form of Officer’s Certificate related to the Operating Partnership’s 6.250% Notes due March 15, 2017 (incorporated by reference to Exhibit 4.68 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.62	Form of Officer’s Certificate related to the Operating Partnership’s 7.625% Notes due July 1, 2017 (incorporated by reference to Exhibit 4.69 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.63	Form of Officer’s Certificate related to the Operating Partnership’s 6.625% Notes due May 15, 2018 (incorporated by reference to Exhibit 4.70 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.64	Form of Officer’s Certificate related to the Operating Partnership’s 7.375% Notes due October 30, 2019 (incorporated by reference to Exhibit 4.71 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.65	Form of Officer’s Certificate related to the Operating Partnership’s 6.875% Notes due March 15, 2020 (incorporated by reference to Exhibit 4.72 to Prologis’ Registration Statement on Form S-4 (No. 333-173891) filed May 3, 2011).
4.66	Warrant to Purchase Common Stock, dated December 20, 2012 (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed December 20, 2012).

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Registration S-K. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993 (incorporated by reference to Exhibit 10.4 to the Trust’s Registration Statement (No. 33-73382)) .
10.2	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P., dated as of August 4, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.3	Fifteenth Amended and Restated Agreement of Limited Partnership of Prologis 2, L.P., (f/k/a AMB Property II, L.P.) dated February 19, 2010 (incorporated by reference to Exhibit 10.6 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2009).
10.4	Exchange Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed July 13, 2005 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.5	Transfer and Registration Rights Agreement, dated as of December 22, 1993, by and among the Trust and the persons set forth therein (incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement (No. 33-73382)).
10.6	Registration Rights Agreement dated February 9, 2007, between the Trust and each of the parties identified therein (incorporated by reference to Exhibit 99.10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7	Form of Registration Rights Agreement, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 10.2 to Prologis’ Registration Statement on Form S-11 (No. 333-35915) filed September 18, 1997).
10.8	Registration Rights Agreement, dated as of November 10, 2009, by and between Prologis and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 10, 2009).
10.9	Registration Rights Agreement, dated November 26, 1997, by and among Prologis and the persons named therein (incorporated by reference to Exhibit 4.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.10	Registration Rights Agreement, dated as of July 8, 2005, by and between the Operating Partnership and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.3 to the Operating Partnership’s Current Report on Form 8-K filed July 13, 2005).
10.11	Registration Rights Agreement, dated November 14, 2003, by and among Prologis 2, L.P.(formerly known as AMB Property II, L.P.) and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Prologis’ Current Report on Form 8-K filed November 17, 2003).
10.12	Registration Rights Agreement, dated as of May 5, 1999, by and among Prologis, Prologis 2, L.P. and the unitholders whose names are set forth on the signature pages thereto (incorporated by reference to Exhibit 4.33 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Registration Rights Agreement, dated as of November 1, 2006, by and among Prologis, Prologis 2, L.P., J.A. Green Development Corp. and JAGI, Inc (incorporated by reference to Exhibit 4.34 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2006).
10.14*	The Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.22 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.19 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15*	Amendment No. 1 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.23 to Prologis’ Annual Report on Form 10-K for the year ended December 31, 2001 and also incorporated by reference to Exhibit 10.20 to the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.16*	Amendment No. 2 to the Third Amended and Restated 1997 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.5 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and also incorporated by reference to Exhibit 10.4 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.17*	Amended and Restated 2002 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed October 4, 2006 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Current Report on Form 8-K filed October 4, 2006).
10.18*	The Amended and Restated 2002 Stock Option and Incentive Plan of AMB Property Corporation and AMB Property, L.P. (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 15, 2007 and also incorporated by reference to Exhibit 10.1 to the Operating Partnership’s Current Report on Form 8-K filed May 15, 2007).
10.19*	Amended and Restated 2005 Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and also incorporated by reference to Exhibit 10.2 to the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.20*	Prologis 2011 Notional Account Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.21*	Prologis Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 13, 2011).
10.22*	Prologis Outperformance Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.23*	Prologis Private Capital Promote Plan (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed December 22, 2011).
10.24*	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed June 2, 2006).
10.25*	First Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.26*	Second Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed May 19, 2010).
10.27*	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.28*	Form of Non Qualified Share Option Award Terms; The Trust 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.29*	Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.30*	Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.31*	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.32*	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.33*	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10.34*	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10.35*	Form of Indemnification Agreement between ProLogis and certain directors and executive officers (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed June 8, 2011).
10.36*	Form of Amended and Restated Change in Control and Noncompetition Agreement by and between AMB Property, L.P. and executive officers (incorporated by reference to Exhibit 10.1 to AMB Property Corporation’s Current Report on Form 8-K filed on October 1, 2007 and also incorporated by reference to Exhibit 10.1 of AMB Property, L.P.’s Current Report on Form 8-K filed on October 1, 2007).

10.37*	Letter Agreement, dated January 30, 2011, by and between Hamid R. Moghadam and AMB Property III, LLC (incorporated by reference to Exhibit 10.10 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.38*	Letter Agreement, dated January 30, 2011, by and between Guy F. Jaquier and the Operating Partnership (incorporated by reference to Exhibit 10.11 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.39*	Letter Agreement, dated January 30, 2011, by and between Eugene F. Reilly and the Operating Partnership (incorporated by reference to Exhibit 10.12 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.40*	Letter Agreement, dated January 30, 2011, by and between Thomas S. Olinger and the Operating Partnership (incorporated by reference to Exhibit 10.13 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.41*	Form of Restricted Stock Unit Agreement; Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.42*	Employment Agreement made and entered into on January 30, 2011 and effective as of January 1, 2012, by and between Walter C. Rakowich and ProLogis (incorporated by reference to Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.43*	Letter Agreement, dated January 30, 2011, from the Trust to Edward S. Nekritz (incorporated by reference to Exhibit 10.29 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.44*	Form of Executive Protection Agreements entered into between ProLogis and Edward S. Nekritz, effective as of December 31, 2009 (incorporated by reference to exhibit 10.23 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.45	Credit Agreement, dated as of November 29, 2010, by and among the Operating Partnership, as borrower, the banks listed on the signature pages thereof, HSBC Bank USA, National Association, as administrative agent, Credit Agricole Corporate and Investment Bank, as syndication agent, and HSBC Securities, Inc. and Credit Agricole Corporate and Investment Bank, as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc. as documentation agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.46	Guaranty of Payment, dated as of November 29, 2010, by Prologis for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.47	Qualified Borrower Guaranty, dated as of November 29, 2010, by the Operating Partnership for the benefit of HSBC Bank USA, National Association, as administrative agent for the banks that are from time to time parties to the Credit Agreement, dated as of November 29, 2010 (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed December 1, 2010).
10.48	First Amendment and Waiver, dated as of June 3, 2011, by and among Operating Partnership, as borrower, Prologis, as guarantor, various banks and HSBC Bank USA, National Association, as administrative agent, to the Credit Agreement, dated as of November 29, 2010, (incorporated by reference to Exhibit 10.4 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.49	Global Senior Credit Agreement, dated as of June 3, 2011, by and among Prologis, the Operating Partnership, various subsidiaries and affiliates of Prologis, various lenders, Bank of America, N.A., as global administrative agent, U.S. funding agent, U.S. swing line lender and a U.S. L/C issuer, The Royal Bank of Scotland plc, as Euro funding agent, The Royal Bank of Scotland N.V., as Euro swing line lender and a Euro L/C issuer, and Sumitomo Mitsui Banking Corporation, as Yen funding agent and a Yen L/C issuer (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed June 7, 2011).
10.50	Third Amended and Restated Revolving Credit Agreement, dated as of June 3, 2011, by and among Prologis Japan Finance Y.K. (formerly known as AMB Japan Finance Y.K.), as initial borrower, the Operating Partnership and Prologis, as guarantors, the banks listed on the signature pages thereof, and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.51	Guaranty of Payment, dated as of June 3, 2011, by the Operating Partnership and Prologis for the benefit of Sumitomo Mitsui Banking Corporation, as administrative agent for the banks that are from time to time parties to the Third Amended and Restated Revolving Credit Agreement, dated as of June 3, 2011, by and among Prologis Japan Finance Y.K., the Operating Partnership, Prologis, various lenders and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.3 to Prologis’ Current Report on Form 8-K filed June 9, 2011).
10.52	Senior Term Loan Agreement, dated as of February 2, 2012, by and among Prologis, the Operating Partnership, various affiliates of the Operating Partnership, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed February 8, 2012).
10.53*	Prologis, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.54*	Form of Director Deferred Stock Unit Award terms (incorporated by reference to Exhibit 10.2 to Prologis’ Current Report on Form 8-K filed May 8, 2012).
10.55*†	First Amendment to Employment Agreement effective as of December 6, 2012, by and between Walter C. Rakowich and Prologis.
12.1†	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.
12.2†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

21.1†	Subsidiaries of Prologis, Inc. and Prologis, L.P.
23.1†	Consent of KPMG LLP with respect to Prologis, Inc.
23.2†	Consent of KPMG LLP with respect to Prologis, L.P.
24.1†	Powers of Attorney (included in signature page of this annual report).
31.1†	Certification of Chief Executive Officer of Prologis, Inc.
31.2†	Certification of Chief Financial Officer of Prologis, Inc.
31.3†	Certification of Chief Executive Officer for Prologis, L.P.
31.4†	Certification of Chief Financial Officer for Prologis, L.P.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS†	XBRL Instance Document
101. SCH†	XBRL Taxonomy Extension Schema
101. CAL†	XBRL Taxonomy Extension Calculation Linkbase
101. DEF†	XBRL Taxonomy Extension Definition Linkbase
101. LAB†	XBRL Taxonomy Extension Label Linkbase
101. PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith