Form 10-Q
period 2013-03-31
Prologis, Inc.; Prologis, L.P.
filed 2013-05-08
CIK 1045609, 1045610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(415) 394-9000

(Registrants’ telephone number, including area code)

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

Prologis, Inc.                                                                                                                                               Yes  ☐    No   ☒

Prologis, L.P.                                                                                                                                               Yes  ☐    No   ☒

The number of shares of Prologis, Inc.’s common stock outstanding as of May 1, 2013 was approximately 498,223,600.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013 of Prologis, Inc. and Prologis, L.P. Unless stated otherwise or the context otherwise requires, references to “Prologis, Inc.” or the “REIT”, mean Prologis, Inc., and its consolidated subsidiaries; and references to “Prologis, L.P.” or the “Operating Partnership” mean Prologis, L.P., and its consolidated subsidiaries. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and the Operating Partnership collectively.

Prologis, Inc. is a real estate investment trust and the general partner of the Operating Partnership. As of March 31, 2013, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership and 100% of the preferred units in the Operating Partnership. The remaining approximate 0.41% common limited partnerships interest are owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

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

PROLOGIS

PART 1.

Item  1. Financial Statements

PROLOGIS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Investments in real estate properties	$20,595,808	$25,809,123
Less accumulated depreciation	2,292,946	2,480,660

Net investments in real estate properties	18,302,862	23,328,463
Investments in and advances to unconsolidated entities	3,635,214	2,195,782
Notes receivable backed by real estate	188,000	188,000
Assets held for sale	25,391	26,027

Net investments in real estate	22,151,467	25,738,272
Cash and cash equivalents	785,359	100,810
Restricted cash	48,605	176,926
Accounts receivable	139,691	171,084
Other assets	950,177	1,123,053

Total assets	$24,075,299	$27,310,145

LIABILITIES AND EQUITY
Liabilities:
Debt	$9,074,123	$11,790,794
Preferred stock at redemption value	482,500	—
Accounts payable and accrued expenses	589,034	611,770
Other liabilities	701,423	1,115,911
Liabilities related to assets held for sale	17,686	18,334

Total liabilities	10,864,766	13,536,809

Equity:
Prologis, Inc. stockholders’ equity:
Preferred stock	100,000	582,200
Common stock: $0.01 par value; 462,446 shares and 461,770 shares issued and outstanding at March 31, 2013 and at December 31, 2012, respectively	4,624	4,618
Additional paid-in capital	16,461,486	16,411,855
Accumulated other comprehensive loss	(503,786)	(233,563)
Distributions in excess of net earnings	(3,561,429)	(3,696,093)

Total Prologis stockholders’ equity	12,500,895	13,069,017
Noncontrolling interests	709,638	704,319

Total equity	13,210,533	13,773,336

Total liabilities and equity	$24,075,299	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$355,676	$357,045
Rental recoveries	99,113	86,915
Private capital revenue	33,635	32,357
Development management and other income	2,192	3,113

Total revenues	490,616	479,430

Expenses:
Rental expenses	133,919	118,731
Private capital expenses	19,909	16,881
General and administrative expenses	56,197	60,159
Depreciation and amortization	177,266	180,280
Other expenses	4,353	4,335
Merger, acquisition and other integration expenses	—	10,728
Impairment of real estate properties	—	3,185

Total expenses	391,644	394,299

Operating income	98,972	85,131
Other income (expense):
Earnings from unconsolidated entities, net	24,768	13,995
Interest expense	(115,028)	(133,056)
Interest and other income, net	11,627	5,101
Gains on acquisitions and dispositions of investments in real estate, net	338,845	267,771
Foreign currency and derivative gains (losses), net	884	(26,775)
Gains (losses) on early extinguishment of debt, net	(17,351)	5,419
Impairment of other assets	—	(16,135)

Total other income (expense)	243,745	116,320

Earnings before income taxes	342,717	201,451
Current income tax expense	55,506	11,073
Deferred income tax expense (benefit)	(3,640)	1,051

Total income tax expense	51,866	12,124

Earnings from continuing operations	290,851	189,327

Discontinued operations:
Income attributable to disposed properties and assets held for sale	247	12,521
Net gains on dispositions	5,834	11,249

Total discontinued operations	6,081	23,770

Consolidated net earnings	296,932	213,097
Net earnings attributable to noncontrolling interests	(12,103)	(118)

Net earnings attributable to controlling interests	284,829	212,979
Preferred stock dividends	(10,305)	(10,567)
Loss on preferred stock redemption	(9,108)	—

Net earnings attributable to common stockholders	$265,416	$202,412

Weighted average common shares outstanding - Basic	461,468	459,203

Weighted average common shares outstanding - Diluted	477,059	476,107

Net earnings per share attributable to common stockholders - Basic:
Continuing operations	$0.57	$0.39
Discontinued operations	0.01	0.05

Net earnings per share attributable to common stockholders - Basic	$0.58	$0.44

Net earnings per share attributable to common stockholders - Diluted:
Continuing operations	$0.56	$0.39
Discontinued operations	0.01	0.05

Net earnings per share attributable to common stockholders - Diluted	$0.57	$0.44

Dividends per common share	$0.28	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Consolidated net earnings	$296,932	$213,097
Other comprehensive income (loss):
Foreign currency translation losses, net	(286,254)	(41,241)
Unrealized gains and amortization on derivative contracts, net	12,636	3,455

Comprehensive income	23,314	175,311
Net earnings attributable to noncontrolling interests	(12,103)	(118)
Comprehensive loss attributable to noncontrolling interests	3,395	533

Comprehensive income attributable to common stockholders	$14,606	$175,726

PROLOGIS, INC.

CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2013

(Unaudited)

(In thousands)

		Common Stock			Accumulated	Distributions
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital	Other Comprehensive Loss	in Excess of Net Earnings	Non- controlling interests	Total Equity
Balance as of January 1, 2013	$582,200	461,770	$4,618	$16,411,855	$(233,563)	$(3,696,093)	$704,319	$13,773,336
Consolidated net earnings	—	—	—	—	—	284,829	12,103	296,932
Effect of common stock plans	—	676	6	8,227	—	—	—	8,233
Reclassification of preferred stock	(482,200)	—	—	8,593	—	(9,108)	—	(482,715)
Issuance of warrants	—	—	—	32,359	—	—	—	32,359
Capital contributions, net	—	—	—	—	—	—	8,400	8,400
Settlement of noncontrolling interests	—	—	—	—	—	—	(4,511)	(4,511)
Foreign currency translation losses,net	—	—	—	—	(282,808)	—	(3,446)	(286,254)
Unrealized gains and amortization on derivative contracts, net	—	—	—	—	12,585	—	51	12,636
Distributions and allocations	—	—	—	452	—	(141,057)	(7,278)	(147,883)

Balance as of March 31, 2013	$100,000	462,446	$4,624	$16,461,486	$(503,786)	$(3,561,429)	$709,638	$13,210,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Consolidated net earnings	$296,932	$213,097
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(16,661)	(18,644)
Stock-based compensation awards, net	9,755	8,123
Depreciation and amortization	177,431	191,825
Earnings from unconsolidated entities, net	(24,768)	(13,995)
Distributions and changes in operating receivables from unconsolidated entities	24,937	1,302
Amortization of debt and lease intangibles	2,492	7,682
Non-cash merger, acquisition and other integration expenses	—	2,575
Impairment of real estate properties and other assets	—	19,320
Net gains on dispositions in discontinued operations	(5,834)	(11,249)
Gains on acquisitions and dispositions of investments in real estate, net	(338,845)	(267,771)
Losses (gains) on early extinguishment of debt, net	17,351	(5,419)
Unrealized foreign currency and derivative losses (gains), net	(1,955)	24,243
Deferred income tax expense (benefit)	(3,640)	1,051
Decrease (increase) in restricted cash, accounts receivable and other assets	32,936	(45,433)
Decrease in accounts payable and accrued expenses and other liabilities	(40,991)	(35,272)

Net cash provided by operating activities	129,140	71,435

Investing activities:
Real estate development activity	(161,673)	(171,726)
Real estate acquisitions	(55,907)	(10,375)
Tenant improvements and lease commissions on previously leased space	(29,950)	(30,326)
Non-development capital expenditures	(13,012)	(12,027)
Investments in and advances to unconsolidated entities, net	(258,414)	(31,724)
Return of investment from unconsolidated entities	82,847	34,571
Proceeds from dispositions and contributions of real estate properties	3,250,691	715,496
Acquisition of NAIF II and other unconsolidated entities, net of cash received	—	(317,328)

Net cash provided by investing activities	2,814,582	176,561

Financing activities:
Proceeds from issuance of common stock, net	5,202	18,591
Dividends paid on common stock	(130,223)	(128,942)
Dividends paid on preferred stock	(10,305)	(16,659)
Noncontrolling interest contributions	8,400	12,834
Noncontrolling interest distributions	(7,356)	(3,440)
Purchase of noncontrolling interest	—	(3,138)
Debt and equity issuance costs paid	—	(2,810)
Payments on credit facilities, net	(496,045)	(51,452)
Repurchase of debt	(1,538,665)	(852,477)
Proceeds from issuance of debt	—	1,022,667
Payments on debt	(92,873)	(75,392)

Net cash used in financing activities	(2,261,865)	(80,218)

Effect of foreign currency exchange rate changes on cash	2,692	(114)
Net increase in cash and cash equivalents	684,549	167,664
Cash and cash equivalents, beginning of period	100,810	176,072

Cash and cash equivalents, end of period	$785,359	$343,736

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31,
	(Unaudited)	2012
ASSETS
Investments in real estate properties	$20,595,808	$25,809,123
Less accumulated depreciation	2,292,946	2,480,660

Net investments in real estate properties	18,302,862	23,328,463
Investments in and advances to unconsolidated entities	3,635,214	2,195,782
Notes receivable backed by real estate	188,000	188,000
Assets held for sale	25,391	26,027

Net investments in real estate	22,151,467	25,738,272
Cash and cash equivalents	785,359	100,810
Restricted cash	48,605	176,926
Accounts receivable	139,691	171,084
Other assets	950,177	1,123,053

Total assets	$24,075,299	$27,310,145

LIABILITIES AND CAPITAL
Liabilities:
Debt	$9,074,123	$11,790,794
Preferred units at redemption value	482,500	—
Accounts payable and accrued expenses	589,034	611,770
Other liabilities	701,423	1,115,911
Liabilities related to assets held for sale	17,686	18,334

Total liabilities	10,864,766	13,536,809

Capital:
Partners’ capital:
General partner - preferred	100,000	582,200
General partner - common	12,400,895	12,486,817
Limited partners	50,767	51,194

Total partners’ capital	12,551,662	13,120,211
Noncontrolling interests	658,871	653,125

Total capital	13,210,533	13,773,336

Total liabilities and capital	$24,075,299	$27,310,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$355,676	$357,045
Rental recoveries	99,113	86,915
Private capital revenue	33,635	32,357
Development management and other income	2,192	3,113

Total revenues	490,616	479,430

Expenses:
Rental expenses	133,919	118,731
Private capital expenses	19,909	16,881
General and administrative expenses	56,197	60,159
Depreciation and amortization	177,266	180,280
Other expenses	4,353	4,335
Merger, acquisition and other integration expenses	—	10,728
Impairment of real estate properties	—	3,185

Total expenses	391,644	394,299

Operating income	98,972	85,131
Other income (expense):
Earnings from unconsolidated entities, net	24,768	13,995
Interest expense	(115,028)	(133,056)
Interest and other income, net	11,627	5,101
Gains on acquisitions and dispositions of investments in real estate, net	338,845	267,771
Foreign currency and derivative gains (losses), net	884	(26,775)
Gains (losses) on early extinguishment of debt, net	(17,351)	5,419
Impairment of other assets	—	(16,135)

Total other income (expense)	243,745	116,320

Earnings before income taxes	342,717	201,451
Current income tax expense	55,506	11,073
Deferred income tax expense (benefit)	(3,640)	1,051

Total income tax expense	51,866	12,124

Earnings from continuing operations	290,851	189,327

Discontinued operations:
Income attributable to disposed properties and assets held for sale	247	12,521
Net gains on dispositions	5,834	11,249

Total discontinued operations	6,081	23,770

Consolidated net earnings	296,932	213,097
Net loss (earnings) attributable to noncontrolling interests	(10,971)	823

Net earnings attributable to controlling interests	285,961	213,920
Preferred unit distributions	(10,305)	(10,567)
Loss on preferred unit redemption	(9,108)	—

Net earnings attributable to common unitholders	$266,548	$203,353

Weighted average common units outstanding - Basic	463,361	461,259

Weighted average common units outstanding - Diluted	478,952	476,107

Net earnings per unit attributable to common unitholders - Basic:
Continuing operations	$0.57	$0.39
Discontinued operations	0.01	0.05

Net earnings per unit attributable to common unitholders - Basic	$0.58	$0.44

Net earnings per unit attributable to common unitholders - Diluted:
Continuing operations	$0.56	$0.39
Discontinued operations	0.01	0.05

Net earnings per unit attributable to common unitholders - Diluted	$0.57	$0.44

Distributions per common unit	$0.28	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Consolidated net earnings	$296,932	$213,097
Other comprehensive income (loss):
Foreign currency translation losses, net	(286,254)	(41,241)
Unrealized gains and amortization on derivative contracts, net	12,636	3,455

Comprehensive income	23,314	175,311
Net (earnings) loss attributable to noncontrolling interests	(10,971)	823
Comprehensive loss attributable to noncontrolling interests	2,288	533

Comprehensive income attributable to common unitholders	$14,631	$176,667

PROLOGIS, L.P.

CONSOLIDATED STATEMENT OF CAPITAL

Three Months Ended March 31, 2013

(Unaudited)

(In thousands)

	General Partner				Limited Partners		Non- controlling Interests
	Preferred		Common		Common
	Units	Amount	Units	Amount	Units	Amount		Total
Balance as of January 1, 2013	21,300	$582,200	461,770	$12,486,817	1,893	$51,194	$653,125	$13,773,336
Consolidated net earnings	—	—	—	284,829	—	1,132	10,971	296,932
Effect of REIT’s common stock plans	—	—	676	8,233	—	—	—	8,233
Reclassification of preferred units	(19,300)	(482,200)	—	(515)	—	—	—	(482,715)
Issuance of warrants by the REIT	—	—	—	32,359	—	—	—	32,359
Capital contributions, net	—	—	—	—	—	—	8,400	8,400
Settlement of noncontrolling interests	—	—	—	—	—	—	(4,511)	(4,511)
Foreign currency translation losses, net	—	—	—	(282,808)	—	(1,158)	(2,288)	(286,254)
Unrealized gains and amortization on derivative contracts, net	—	—	—	12,585	—	51	—	12,636
Distributions and allocations	—	—	—	(140,605)	—	(452)	(6,826)	(147,883)

Balance as of March 31, 2013	2,000	$100,000	462,446	$12,400,895	1,893	$50,767	$658,871	$13,210,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Consolidated net earnings	$296,932	$213,097
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(16,661)	(18,644)
REIT stock-based compensation awards, net	9,755	8,123
Depreciation and amortization	177,431	191,825
Earnings from unconsolidated entities, net	(24,768)	(13,995)
Distributions and changes in operating receivables from unconsolidated entities	24,937	1,302
Amortization of debt and lease intangibles	2,492	7,682
Non-cash merger, acquisition and other integration expenses	—	2,575
Impairment of real estate properties and other assets	—	19,320
Net gains on dispositions in discontinued operations	(5,834)	(11,249)
Gains on acquisitions and dispositions of investments in real estate, net	(338,845)	(267,771)
Losses (gains) on early extinguishment of debt, net	17,351	(5,419)
Unrealized foreign currency and derivative losses (gains), net	(1,955)	24,243
Deferred income tax expense (benefit)	(3,640)	1,051
Decrease (increase) in restricted cash, accounts receivable and other assets	32,936	(45,433)
Decrease in accounts payable and accrued expenses and other liabilities	(40,991)	(35,272)

Net cash provided by operating activities	129,140	71,435

Investing activities:
Real estate development activity	(161,673)	(171,726)
Real estate acquisitions	(55,907)	(10,375)
Tenant improvements and lease commissions on previously leased space	(29,950)	(30,326)
Non-development capital expenditures	(13,012)	(12,027)
Investments in and advances to unconsolidated entities, net	(258,414)	(31,724)
Return of investment from unconsolidated entities	82,847	34,571
Proceeds from dispositions and contributions of real estate properties	3,250,691	715,496
Acquisition of NAIF II and other unconsolidated entities, net of cash received	—	(317,328)

Net cash provided by investing activities	2,814,582	176,561

Financing activities:
Proceeds from issuance of common partnership units in exchange for contributions from the REIT, net	5,202	18,591
Distributions paid on common partnership units	(130,753)	(130,347)
Distributions paid on preferred units	(10,305)	(16,659)
Noncontrolling interest contributions	8,400	12,834
Noncontrolling interest distributions	(6,826)	(2,870)
Purchase of noncontrolling interest	—	(2,303)
Debt and equity issuance costs paid	—	(2,810)
Payments on credit facilities, net	(496,045)	(51,452)
Repurchase of debt	(1,538,665)	(852,477)
Proceeds from issuance of debt	—	1,022,667
Payments on debt	(92,873)	(75,392)

Net cash used in financing activities	(2,261,865)	(80,218)

Effect of foreign currency exchange rate changes on cash	2,692	(114)
Net increase in cash and cash equivalents	684,549	167,664
Cash and cash equivalents, beginning of period	100,810	176,072

Cash and cash equivalents, end of period	$785,359	$343,736

See Note 14 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     General

Business. Prologis, Inc. (the “REIT”) commenced operations as a fully integrated real estate company in 1997, elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes the current organization and method of operation will enable the REIT to maintain its status as a real estate investment trust. The REIT is the general partner of Prologis, L.P. (the “Operating Partnership”). Through our controlling interest in the Operating Partnership, we are engaged in the ownership, acquisition, development and operation of industrial properties in global, regional and other distribution markets throughout the Americas, Europe and Asia. Our current business strategy includes two reportable business segments: Real Estate Operations and Private Capital. Our Real Estate Operations segment represents the long-term ownership of industrial properties. Our Private Capital segment represents the long-term management of co-investment ventures and other unconsolidated entities. See Note 13 for further discussion of our business segments. Unless otherwise indicated, the notes to the Consolidated Financial Statements apply to both the REIT and the Operating Partnership. The terms “the Company,” “Prologis,” “we,” “our” or “us” means the REIT and Operating Partnership collectively.

As of March 31, 2013, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership, and 100% of the preferred units. The remaining approximate 0.41% common limited partnership interest is owned by non-affiliated investors and certain current and former directors and officers of the REIT. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. We operate the REIT and the Operating Partnership as one enterprise. The management of the REIT consists of the same members as the management of the Operating Partnership. These members are officers of the REIT and employees of the Operating Partnership or one of its direct or indirect subsidiaries. As general partner with control of the Operating Partnership, the REIT consolidates the Operating Partnership for financial reporting purposes, and the REIT does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the REIT and the Operating Partnership are the same on their respective financial statements.

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

The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for both the REIT and the Operating Partnership for the reported periods have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with the December 31, 2012 Consolidated Financial Statements of Prologis, as previously filed with the SEC on Form 10-K and other public information.

Certain amounts included in the accompanying Consolidated Financial Statements for 2012 have been reclassified to conform to the 2013 financial statement presentation.

Recent Accounting Pronouncements. In March 2013, the FASB issued an accounting standard update on the accounting for currency translation adjustment (“CTA”) when a parent sells or transfers part of its ownership interest in a foreign subsidiary. When a company sells a subsidiary or group of assets that constitute a business while maintaining ownership of the foreign entity in which those assets or subsidiary reside, a complete or substantially complete liquidation of the foreign entity is required in order for a parent entity to release CTA to earnings. However, for a company that sells all or part of its ownership interest in a foreign entity, CTA is released upon the loss of a controlling financial interest in a consolidated foreign entity or partial sale of an equity method investment in a foreign entity. For step acquisitions, the CTA associated with the previous equity-method investment is fully released when control is obtained and consolidation occurs. The guidance is effective for us on January 1, 2014, and we are evaluating the impact on our Consolidated Financial Statements.

In February 2013, the FASB issued an accounting standard update that requires disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new guidance was effective for us on January 1, 2013 for annual and interim periods. We adopted this standard as of January 1, 2013. See Note 12 for additional disclosure.

In December 2011, the FASB issued an accounting standard update that requires disclosures about offsetting and related arrangements to enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB clarified that the guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with specific criteria under GAAP or subject to a master netting arrangement or similar agreement. We adopted this standard as of January 1, 2013 and it did not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update to clarify the scope of current U.S. GAAP. The update clarifies that the real estate sales guidance applies to the derecognition of in-substance real estate as a result of default on the subsidiary’s nonrecourse debt. That is, even if the reporting entity ceases to have a controlling financial interest under the consolidation guidance, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. We adopted this standard as of January 1, 2013 and it did not have a material impact on our Consolidated Financial Statements.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.     Business Combinations

Acquisitions of Unconsolidated Co-Investment Ventures

On February 3, 2012, we acquired our partner’s 63% interest in and now own 100% of our previously unconsolidated co-investment venture Prologis North American Industrial Fund II (“NAIF II”) and we repaid the loan from NAIF II to our partner for a total of $336.1 million. The assets and liabilities of this venture, as well as the activity since the acquisition date, have been included in our Consolidated Financial Statements. In accordance with the accounting rules for business combinations, we marked our equity investment in NAIF II from its carrying value to the estimated fair value. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of net assets acquired was $1.6 billion in real estate assets, $27.3 million of net other assets and $875.4 million in debt. We did not record a gain or loss with this transaction, as the carrying value of our investment was equal to the estimated fair value.

On February 22, 2012, we dissolved the unconsolidated co-investment venture Prologis California and divided the portfolio equally with our partner. The net value of the assets and liabilities distributed represented the fair value of our ownership interest in the co-investment venture on that date. In accordance with the accounting rules for business combinations, we marked our equity investment in Prologis California from its carrying value to the estimated fair value which resulted in a gain of $273.0 million for the three months ended March 31, 2012. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. The fair value was determined and allocated based on our valuation, estimates, and assumptions of the acquisition date fair value of the tangible and intangible assets and liabilities. The purchase price allocation is complete and adjustments recorded during the one year measurement period were not considered to be material to our financial position or results of operations. The allocation of net assets acquired was $496.3 million in real estate assets, $17.7 million of net other assets and $150.0 million in debt.

3.     Real Estate

Investments in real estate properties are presented at cost, and consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Industrial operating properties (1):
Improved land	$4,063,059	$5,317,123
Buildings and improvements	13,458,016	17,291,125
Development portfolio, including cost of land (2)	884,352	951,643
Land (3)	1,754,053	1,794,364
Other real estate investments (4)	436,328	454,868

Total investments in real estate properties	20,595,808	25,809,123
Less accumulated depreciation	2,292,946	2,480,660

Net investments in properties	$18,302,862	$23,328,463

(1)	At March 31, 2013 and December 31, 2012, we had 1,647 and 1,853 industrial properties consisting of 259.8 million square feet and 316.3 million square feet, respectively. In 2013, in connection with our two new ventures in Japan and Europe, we contributed 207 properties with a net carrying value of $4.6 billion, consisting of 58.3 million square feet for gross proceeds of $4.9 billion. See Note 4 for further discussion on these transactions.
(2)	At March 31, 2013, the development portfolio consisted of 34 properties aggregating 15.6 million square feet under development with estimated completion dates primarily in 2013 and 2014 and 8 properties aggregating 2.6 million square feet of pre-stabilized completed properties. At December 31, 2012, the development portfolio consisted of 30 properties aggregating 13.2 million square feet that were under development and 15 properties aggregating 4.8 million square feet that were pre-stabilized completed properties.
(3)	Land consisted of 10,605 acres and 10,915 acres at March 31, 2013 and December 31, 2012, respectively, and included land parcels that we may develop or sell depending on market conditions and other factors.
(4)	Included in other investments were: (i) certain non-industrial real estate; (ii) our corporate office buildings; (iii) land parcels that are ground leased to third parties; (iv) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (v) certain infrastructure costs related to projects we are developing on behalf of others; (vi) costs related to future development projects, including purchase options on land; and (vii) earnest money deposits associated with potential acquisitions.

At March 31, 2013, excluding our assets held for sale, we owned real estate properties in the Americas (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and Singapore).

During the three months ended March 31, 2013, we recognized Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in continuing operations of $338.8 million. This included a gain of $1.8 million and $337.9 million after the deferral of the gains related to our ongoing investment related to the contributions of properties in our new ventures in Europe and Japan, respectively (see Note 4 for further discussion of these transactions).

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.

4.     Unconsolidated Entities

Summary of Investments

We have investments in entities through a variety of ventures. We co-invest in entities that own multiple properties with private capital investors and provide asset and property management services to these entities. We refer to these entities as co-investment ventures. Our ownership interest in these entities generally ranges from 15-50%. These entities may be consolidated or unconsolidated, depending on the structure, our partner’s rights and participation and our level of control of the entity. This note details our unconsolidated co-investment ventures. See Note 9 for more detail regarding our consolidated investments.

We also have investments in joint ventures, generally with one partner and that we do not manage. We refer to our investments in the entities accounted for on the equity method, both unconsolidated co-investment ventures and other unconsolidated joint ventures, collectively, as unconsolidated entities.

Our investments in and advances to our unconsolidated entities are summarized below (in thousands):

	March 31, 2013	December 31, 2012
Unconsolidated co-investment ventures	$3,458,229	$2,013,080
Other joint ventures	176,985	182,702

Totals	$3,635,214	$2,195,782

Unconsolidated Co-Investment Ventures

As of March 31, 2013, we had investments in and managed 13 unconsolidated co-investment ventures that own portfolios of operating industrial properties and may also develop properties. Private Capital Revenue includes revenues we earn for the management services we provide to unconsolidated entities and certain third parties. These fees are recognized as earned and may include property and asset management fees or transactional fees for leasing, acquisition, construction, financing, legal and tax services. We may also earn incentive returns or promotes based on the third party investor returns over time. In addition, we may earn fees for services provided to develop a building within the co-investment venture. These are reflected as Development Management and Other Income in the Consolidated Statements of Operations.

In the first quarter of 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). NPR is a long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion), net cash proceeds of ¥158 billion ($1.7 billion). We have a 15% ownership interest that we account for under the equity method. As a result of this transaction, we recognized a gain of $337.9 million, net of a $59.6 million deferred gain due to our ongoing investment. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. We recognized $38.6 million of current tax in connection with this contribution.

On March 19, 2013, we closed Prologis European Logistics Partners Sàrl (“PELP”), a joint venture with Norges Bank Investment Management (“NBIM”), which is the manager of the Norwegian Government Pension Fund Global. We have a 50% ownership interest that we account for under the equity method. The venture has an initial term of 15 years, which may be extended for an additional 15-year period, and thereafter extended upon negotiation between partners. We will have the ability to reduce our ownership to 20% following the second anniversary of closing. The venture acquired a portfolio for approximately €2.3 billion ($3.0 billion) consisting of 195 high-quality properties in 11 target European global markets that were contributed by us. As a result of this transaction, we recognized a gain of $1.8 million, net of a deferred gain due to our ongoing investment. The gain is recorded in Gains on Acquisitions and Dispositions of Investments in Real Estate, Net in the Consolidated Statements of Operations. In connection with the closing, a warrant NBIM received at signing to acquire six million shares of Prologis common stock with a strike price of $35.64 became exercisable. The warrant can be net share settled.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Summarized information regarding our investments in the co-investment ventures is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Earnings from unconsolidated co-investment ventures:
Americas (1)	$14,268	$2,283
Europe (2)	7,542	7,997
Asia (2)	2,485	1,478

Total earnings from unconsolidated co-investment ventures, net	$24,295	$11,758

Private capital revenue and other income:
Americas (1)	$16,077	$17,523
Europe (2)	10,613	9,137
Asia (2)	6,742	4,754

Total private capital revenue	33,432	31,414
Development management and other income	1,047	76

Total	$34,479	$31,490

1)	During the first quarter of 2013, we recognized a gain of $9.7 million representing our share of the sale of two properties in the Prologis Brazil Logistics Partners Fund (“Brazil Fund”).
2)	In the first quarter of 2013, we launched two new co-investment ventures in Europe and Japan and started accounting for these ventures under the equity method. Our proportionate share of the net earnings of these entities are included in 2013 from the date they commenced operations (see above for additional information on these transactions).

Private Capital Revenue includes fees and incentives we earn for services provided to our unconsolidated co-investment ventures (shown above), as well as fees earned from other unconsolidated entities and third parties of $0.2 million and $1.0 million during the three months ended March 31, 2013 and 2012, respectively.

Information about our investments in the co-investment ventures is as follows (dollars in thousands):

	Weighted Average Ownership Percentage		Investment in and Advances to
Unconsolidated co-investment ventures by region	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Americas	21.3%	23.2%	$1,124,636	$1,111,831
Europe (1)	36.8%	29.7%	2,041,583	722,748
Asia (1)	17.0%	19.2%	292,010	178,501

Totals	27.0%	25.1%	$3,458,229	$2,013,080

(1)	As discussed above, the primary reason for the increase in our investments in and advances to our unconsolidated entities in Europe and Asia is due to PELP and NPR.

Summarized financial information of the co-investment ventures (for the entire entity, not our proportionate share) and our investment in such ventures is presented below (dollars in millions):

2013	Americas	Europe	Asia	Total
For the three months ended March 31, 2013 (1):
Revenues	$182.1	$148.4	$45.3	$375.8
Net earnings (2)	$30.3	$24.1	$4.2	$58.6
As of March 31, 2013(1):
Total assets	$9,329.0	$9,698.2	$3,666.7	$22,693.9
Amounts due to us (3)	$37.4	$84.4	$38.9	$160.7
Third party debt (4)	$3,873.9	$2,654.6	$1,699.5	$8,228.0
Total liabilities	$4,224.6	$3,582.7	$1,841.9	$9,649.2
Noncontrolling interest	$1.3	$7.3	$—	$8.6
Venture partners’ equity	$5,103.1	$6,108.2	$1,824.8	$13,036.1
Our weighted average ownership (5)	21.3%	36.8%	17.0%	27.0%
Our investment balance (6)	$1,124.6	$2,041.6	$292.0	$3,458.2
Deferred gains, net of amortization (7)	$147.0	$182.5	$57.9	$387.4

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2012	Americas	Europe	Asia	Total
For the three months ended March 31, 2012 (1):
Revenues	$210.7	$125.0	$34.8	$370.5
Net earnings (loss)	$(10.1)	$23.7	$5.6	$19.2
As of December 31, 2012:
Total assets	$9,070.4	$6,605.2	$1,937.0	$17,612.6
Amounts due to (from) us (3)	$31.9	$33.3	$7.7	$72.9
Third party debt (4)	$3,835.5	$2,384.2	$972.9	$7,192.6
Total liabilities	$4,170.4	$2,953.8	$1,062.5	$8,186.7
Noncontrolling interest	$1.4	$7.5	$—	$8.9
Venture partners’ equity	$4,898.6	$3,643.9	$874.5	$9,417.0
Our weighted average ownership (5)	23.2%	29.7%	19.2%	25.1%
Our investment balance (6)	$1,111.8	$722.8	$178.5	$2,013.1
Deferred gains, net of amortization (7)	$147.9	$181.6	$0.1	$329.6

(1)	As discussed in Note 2, in 2012, we concluded two of our co-investment ventures in the Americas whose results are not included in the first quarter of 2013 (NAIF II and Prologis California). First quarter of 2012 included activities for these ventures only through the transaction date. In addition, in the first quarter of 2013, we launched two new co-investment ventures PELP and NPR, and the results of these ventures are included in the first quarter of 2013. See above for more details on these transactions.
(2)	During the first quarter of 2013, the Brazil Fund sold two buildings for a net gain of $21.1 million.
(3)	As of March 31, 2013, we had one note receivable from Prologis SGP Mexico of $19.8 million and a receivable from PELP for remaining sale proceeds of $64.9 million until final closing audits are completed. As of December 31, 2012, we had one note receivable from Prologis SGP Mexico of $19.7 million. The remaining amounts generally represent current balances from services provided by us to the co-investment ventures.
(4)	As of March 31, 2013 and December 31, 2012, we guaranteed $23.4 million and $30.4 million, respectively, of the third party debt of certain unconsolidated ventures.
(5)	Represents our weighted average ownership interest in all co-investment ventures based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
(6)	The difference between our ownership interest of the venture’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to the venture (see next subfootnote); (ii) recording additional costs associated with our investment in the venture; and (iii) advances to the venture.
(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a venture due to our continuing ownership in the property.

Equity Commitments Related to Certain Unconsolidated Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe to certain co-investment ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. The venture may obtain financing for the properties and therefore the equity commitment may be less than the acquisition price of the real estate. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period and we may make additional cash investments in these ventures.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table is a summary of remaining equity commitments as of March 31, 2013 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended
Venture Partners	$35.0
Prologis SGP Mexico (2)
Prologis	$24.6	(2)
Venture Partner	$98.1
Prologis European Properties Fund II (3)
Prologis	$—	March 2015
Venture Partner	$38.4
Europe Logistics Venture 1 (4)
Prologis	$52.6	February 2014
Venture Partner	$298.2
Prologis European Logistics Partners (5)
Prologis	$183.3	January 2014
Venture Partner	$183.3
Prologis China Logistics Venture 1
Prologis	$67.4	March 2015
Venture Partner	$381.7
Total
Prologis	$327.9
Venture Partners	$1,034.7

(1)	Equity commitments of $5.0 million were secured from a new third party investor during the first quarter of 2013.
(2)	These equity commitments will be called only to pay outstanding debt of the venture. The relevant debt was originally due in the third quarter of 2012 but was extended until the third quarter of 2013. There is also an option to extend until the third quarter of 2014.
(3)	Equity commitments of €30.0 million ($38.4 million) were secured from a new third party investor during the first quarter of 2013. To fund the extension of a building and to repay debt, this venture called capital of €49.0 million ($63.7 million) in April 2013. We contributed €40.0 million ($52.0 million), which included our share of the capital called, as well as an additional investment that increased our ownership interest in this venture, while the remaining €9.0 million ($11.7 million) reduced the previously committed equity from third parties.
(4)	Equity commitments are denominated in euro and reported above in U.S. dollar.
(5)	In March 2013, we formed a co-investment venture with an equity commitment of €2.4 billion ($3.1 billion), which includes €1.2 billion ($1.6 billion) commitment from both our partner and us. As discussed above, in March we contributed 195 properties to this venture using the majority of the equity commitments.

Other Joint Ventures

Our investments in and advances to these entities are as follows (in thousands):

	March 31, 2013	December 31, 2012
Americas	$102,204	$106,655
Europe	47,069	48,503
Asia	27,712	27,544

Total investments in and advances to other joint ventures	$176,985	$182,702

5.     Assets Held for Sale and Discontinued Operations

Held for Sale

As of March 31, 2013, we had land and one operating property that met the criteria to be classified as held for sale. The amounts included in held for sale as of March 31, 2013 primarily include real estate investment balances and the related assets and liabilities for each property.

Discontinued Operations

During the three months ended March 31, 2013, we disposed of land and seven operating properties aggregating 0.4 million square feet to third parties. During all of 2012, we disposed of land, land subject to ground leases and 200 operating properties aggregating 27.2 million square feet to third parties.

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

Discontinued operations are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Rental income and recoveries	$623	$33,541
Rental expenses	(174)	(9,085)
Depreciation and amortization expense	(164)	(11,544)
Interest expense	(38)	(391)

Income attributable to disposed properties and assets held for sale	247	12,521
Net gains on dispositions	5,834	11,249

Total discontinued operations	$6,081	$23,770

6.     Debt

All debt is held directly or indirectly by the Operating Partnership. The REIT itself does not have any indebtedness, but guarantees the unsecured debt of the Operating Partnership. We generally do not guarantee the debt issued by non-wholly owned subsidiaries.

Our debt consisted of the following (dollars in thousands):

	March 31, 2013		December 31, 2012
	Weighted Average Interest Rate (1)	Amount Outstanding (2)	Weighted Average Interest Rate (1)	Amount Outstanding
Credit Facilities	1.5%	$421,248	1.5%	$888,966
Senior notes	5.6%	4,992,836	5.6%	5,223,136
Exchangeable senior notes (3)	4.4%	738,066	4.6%	876,884
Secured mortgage debt (4)	5.2%	1,875,502	4.0%	3,625,908
Secured mortgage debt of consolidated entities	4.3%	438,915	4.4%	450,923
Other debt of consolidated entities	4.8%	64,392	4.8%	67,749
Other debt	1.8%	543,164	1.8%	657,228

Totals	4.9%	$9,074,123	4.4%	$11,790,794

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash premiums or discount).
(2)	Included in the outstanding balances are borrowings denominated in non-U.S. dollars: euro ($973 million) and Japanese yen ($816 million).
(3)	The weighted average coupon interest rate was 3.0% and 2.8% as of March 31, 2013 and December 31, 2012, respectively.
(4)	In the first quarter of 2013, we repaid $1.4 billion of outstanding secured mortgage debt with the proceeds received from contributions of properties to PELP and NPR. In addition, we transferred $353.2 million of debt to PELP in connection with the contribution.

Credit Facilities

We have a global senior credit facility (“Global Facility”), where funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling and Canadian dollar on a revolving basis. The loans cannot exceed $1.6 billion (subject to currency fluctuations). We may increase the Global Facility to $2.6 billion, subject to currency fluctuations and obtaining additional lender commitments. The Global Facility is scheduled to mature on June 3, 2015, but the Operating Partnership may, at its option and subject to the satisfaction of certain conditions and payment of an extension fee, extend the maturity date to June 3, 2016. Pricing under the Global Facility, including the spread over LIBOR, facility fees and letter of credit fees, varies based upon the public debt ratings of the Operating Partnership. The Global Facility contains customary representations, covenants and defaults (including a cross-acceleration to other recourse indebtedness of more than $50 million).

We also have a ¥36.5 billion (approximately $386.7 million at March 31, 2013) Japanese yen revolver (the “Revolver”). The Revolver matures on March 1, 2014, but we may, at our option and subject to the satisfaction of customary conditions and payment of an extension fee, extend the maturity date to February 27, 2015. We may increase availability under the Revolver to an amount not exceeding ¥56.5 billion (approximately $598.6 million at March 31, 2013) subject to obtaining additional lender commitments. Pricing under the Revolver is consistent with the Global Facility pricing. The Revolver contains certain customary representations, covenants and defaults that are substantially the same as the corresponding provisions of the Global Facility.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

We refer to the Global Facility and the Revolver, collectively, as our “Credit Facilities”.

Commitments and availability under our Credit Facilities as of March 31, 2013 were as follows (dollars in millions):

Aggregate lender - commitments	$2,033.9
Less:
Borrowings outstanding	421.2
Outstanding letters of credit	67.5

Current availability	$1,545.2

In February 2013, we entered into a $500 million bridge loan under which we can borrow in U. S. dollar, euro or yen. We borrowed ¥20 billion ($215.7 million) under the bridge loan to make our initial cash investment in NPR. In connection with the contribution of properties to NPR, we paid the borrowings outstanding on this bridge loan and terminated the facility.

Exchangeable Senior Notes

The accounting for the exchangeable senior notes requires us to separate the fair value of the derivative instrument (exchange feature) from the debt instrument and account for it separately as a derivative. As of March 31, 2013, all of the derivatives associated with our exchangeable notes have a fair value of zero except those issued in 2010. At each reporting period, we adjust the derivative instrument to fair value with the resulting adjustment being recorded in earnings as Foreign Currency and Derivative Gains (Losses), Net. The fair value of the derivative associated with our exchangeable notes was a liability of $40.8 million and $39.8 million at March 31, 2013 and December 31, 2012, respectively. We recognized an unrealized loss of $1.0 million and $26.8 million for the three months ended March 31, 2013 and 2012, respectively.

Long-Term Debt Maturities

Principal payments due on our debt, for the remainder of 2013 and for each of the years in the ten-year period ending December 31, 2022 and thereafter was as follows (in millions):

	Prologis
	Unsecured				Secured Mortgage Debt	Total	Consolidated Entities’ Debt (1)	Total Consolidated Debt
	Senior	Exchangeable	Credit	Other
Maturity	Debt	Notes	Facilities	Debt
2013(2)(3)	$299	$342	$—	$—	$42	$683	$117	$800
2014	895	—	383	526	427	2,231	79	2,310
2015(3)	175	460	38	1	122	796	51	847
2016	640	—	—	1	310	951	129	1,080
2017	700	—	—	1	229	930	39	969
2018	900	—	—	1	113	1,014	73	1,087
2019	647	—	—	1	296	944	2	946
2020	667	—	—	1	9	677	2	679
2021	—	—	—	1	140	141	2	143
2022	—	—	—	—	7	7	2	9
Thereafter	—	—	—	10	137	147	6	153

Subtotal	4,923	802	421	543	1,832	8,521	502	9,023
Unamortized premiums (discounts), net	70	(64)	—	—	43	49	2	51

Total	$4,993	$738	$421	$543	$1,875	$8,570	$504	$9,074

(1)	Our consolidated entities have $17.6 million available to borrow under credit facilities.
(2)	We expect to repay the amounts maturing in 2013 related to our wholly owned debt with the proceeds from an equity issuance, property dispositions and cash on hand (See Note 15 for more information on the equity issuance we completed in April 2013). The maturities in 2013 in our consolidated but not wholly owned subsidiaries principally include $64.4 million of unsecured credit facilities and $34.7 million of secured mortgage debt, which we expect to extend, or pay, through the issuance of new debt, with proceeds from asset sales, available cash, or equity contributions to our consolidated entities by us and our venture partners.
(3)	The maturities in 2013 and 2015 include the aggregate principal amounts of the exchangeable senior notes, as this is when the holders first have the right to require us to repurchase their notes for cash.

Debt Covenants

Our debt agreements contain various covenants, including maintenance of specified financial ratios. As of March 31, 2013, we were in compliance with all covenants.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.     Other Liabilities

Other liabilities consisted of the following, net of amortization, if applicable, as of March 31, 2013 and December 31, 2012 (in thousands):

	2013	2012
Income tax liabilities	$189,547	$463,102
Tenant security deposits	140,279	174,137
Unearned rents	60,624	115,020
Value added taxes payable	46,269	31,399
Deferred income	43,749	50,025
Lease intangible liabilities	33,126	53,289
Environmental	28,831	30,075
Other	158,998	198,864

Total other liabilities	$701,423	$1,115,911

The decrease in other liabilities from December 31, 2012 to March 31, 2013 is principally due to the NPR and PELP contributions. See Note 4 for more details on these transactions.

8.     Stockholders’ Equity of the REIT and Partners’ Capital of the Operating Partnership

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

Preferred Stock of the REIT

On March 21, 2013, we notified our intent to redeem all of the outstanding series L, M, O, P, R, and S preferred stock. As a result, as of March 31, 2013, the outstanding redeemable preferred stock for these series were reflected as a liability at redemption value and we recognized a loss of $9.1 million, which primarily represents the difference between redemption value and carrying value net of deferred issuance costs. We completed this redemption on April 19, 2013. We have two million shares of series Q preferred stock, our only remaining preferred stock, with a liquidation preference of $50 per share and a par value of $0.01, which will be redeemable at our option on and after November 13, 2026.

9.     Noncontrolling Interests

Operating Partnership

We report noncontrolling interests related to several entities we consolidate but do not own 100% of the common equity. These entities include three real estate partnerships that have issued limited partnership units to third parties. Depending on the specific partnership agreements, these limited partnership units are exchangeable into shares of the REIT’s common stock (or cash), generally at a rate of one share of common stock to one unit. We evaluated the noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer to determine whether temporary or permanent equity classification on the balance sheet is appropriate, including the requirement to settle in unregistered shares, and determined that these units meet the requirements to qualify for presentation as permanent equity. We also consolidate several entities in which we do not own 100% and the units of the entity are not exchangeable into our common stock.

If we contribute a property to a consolidated co-investment venture, the property is still reflected in our Consolidated Financial Statements, but due to our ownership of less than 100%, there is an increase in noncontrolling interest related to the contributed properties, which represents the cash we receive from our partners.

REIT

The noncontrolling interest of the REIT includes the noncontrolling interests presented in the Operating Partnership, as well as the common limited partnership units in the Operating Partnership that are not owned by the REIT. As of March 31, 2013, the REIT owned an approximate 99.59% common general partnership interest in the Operating Partnership.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following is a summary of the noncontrolling interest and the consolidated entity’s total investment in real estate and debt at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Our Ownership Percentage		Our Noncontrolling Interest		Total Investment In Real Estate		Debt
	2013	2012	2013	2012	2013	2012	2013	2012
Partnerships with exchangeable units (1)	various	various	$44,538	$44,476	$852,680	$826,605	$—	$—
Prologis Institutional Alliance Fund II	28.2%	28.2%	278,888	280,751	571,709	571,668	176,465	178,778
Mexico Fondo Logistico (AFORES)	20.0%	20.0%	163,357	157,843	395,249	388,960	209,652	214,084
Brazil Fund (2)	50.0%	50.0%	71,698	66,494	—	—	—	—
Prologis AMS	38.5%	38.5%	62,661	59,631	144,769	160,649	54,833	63,749
Other consolidated entities	various	various	37,729	43,930	371,570	404,825	60,231	62,061

Operating Partnership noncontrolling interests			658,871	653,125	2,335,977	2,352,707	501,181	518,672
Limited partners in the Operating Partnership (3)			50,767	51,194	—	—	—	—

REIT noncontrolling interests			$709,638	$704,319	$2,335,977	$2,352,707	$501,181	$518,672

(1)	At March 31, 2013 and December 31, 2012, there were 1,173,571 limited partnership units that were exchangeable into an equal number of shares of the REIT’s common stock. All of these outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly dividends paid on our common stock.
(2)	We have a 50% ownership interest in and consolidate the Brazil Fund that in turn has investments in several joint ventures that are accounted for on the equity method. The Brazil Fund’s assets are investments in unconsolidated entities of $139.7 million. For additional information of our unconsolidated investment, see Note 4.
(3)	At March 31, 2013 and December 31, 2012, 1,893,266 units were associated with the limited partners in the Operating Partnership and were exchangeable into an equal number of shares of the REIT’s common stock. All of these outstanding limited partnership units are entitled to quarterly cash distributions equal to the quarterly distributions paid on our common stock.

10.     Long-Term Compensation

Under its incentive plans, Prologis had stock options and full value awards (restricted stock, restricted share units (“RSUs”) and performance based shares (“PSAs”)) outstanding.

Summary of Activity

The activity for the three months ended March 31, 2013, with respect to our stock options, was as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Options Exercisable
Balance at December 31, 2012	7,513,217
Exercised	(214,343)
Forfeited	(750)

Balance at March 31, 2013	7,298,124	$37.39	7,144,794

The activity for the three months ended March 31, 2013, with respect to our unvested restricted stock, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	687,277
Vested	(316,345)
Forfeited	(2,992)

Balance at March 31, 2013	367,940	$34.01

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The activity for the three months ended March 31, 2013, with respect to our RSU and PSA awards, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares Vested
Balance at December 31, 2012	1,999,348
Granted	1,188,314
Vested	(715,162)
Forfeited/Expired	(13,915)

Balance at March 31, 2013	2,458,585	$36.49	51,125

In the first quarter of 2013, we granted 1,188,314 RSUs, which will vest over three years. In February 2013, we granted points under our Outperformance Plan with an aggregate fair value of $23.9 million as of the date of the grant. Such points relate to a three-year performance period that began on January 1, 2013 and will end on December 31, 2015. If the compensation pool for this performance period is funded, the participants’ points will be paid in the form of common stock.

11.     Earnings Per Common Share / Unit

We determine basic earnings per share/unit based on the weighted average number of shares of common stock/units outstanding during the period. We compute diluted earnings per share/unit based on the weighted average number of shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share/unit (in thousands, except per share/unit amounts):

	Three Months Ended
	March 31,
REIT	2013	2012
Net earnings attributable to common stockholders	$265,416	$202,412
Noncontrolling interest attributable to exchangeable limited partnership units	50	1,003
Interest expense on exchangeable debt assumed exchanged	4,235	4,216

Adjusted net earnings (loss) attributable to common stockholders	$269,701	$207,631

Weighted average common shares outstanding - Basic	461,468	459,203
Incremental weighted average effect on exchange of limited partnership units	1,146	3,347
Incremental weighted average effect of stock awards and warrants	2,566	1,678
Incremental weighted average effect on exchange of certain exchangeable debt	11,879	11,879

Weighted average common shares outstanding - Diluted (1)	477,059	476,107

Net earnings per share attributable to common stockholders -
Basic	$0.58	$0.44
Diluted	$0.57	$0.44
Operating Partnership
Net earnings attributable to common unitholders	$266,548	$203,353
Noncontrolling interest attributable to exchangeable limited partnership units	50	62
Interest expense on exchangeable debt assumed exchanged	4,235	4,216

Adjusted net earnings (loss) attributable to common unitholders	$270,833	$207,631

Weighted average common partnership units outstanding - Basic	463,361	461,259
Incremental weighted average effect on exchange of limited partnership units	1,146	1,291
Incremental weighted average effect of stock awards and warrants of the REIT	2,566	1,678
Incremental weighted average effect on exchange of certain exchangeable debt	11,879	11,879

Weighted average common partnership units outstanding - Diluted (2)	478,952	476,107

Net earnings per unit attributable to common unitholders -
Basic	$0.58	$0.44
Diluted	$0.57	$0.44

(1)	Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 3,067 and 3,347 for the three months ended March 31, 2013 and 2012, respectively. Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 14,140 and 10,132 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Total weighted average potentially dilutive limited partnership units outstanding (in thousands) were 1,173 and 1,291 for the three months ended March 31, 2013 and 2012, respectively. Total weighted average potentially dilutive stock awards and warrants outstanding (in thousands) were 14,140 and 10,132 for the three months ended March 31, 2013 and 2012, respectively.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

See Note 15 for information on an equity issuance we completed in April 2013.

12.     Financial Instruments and Fair Value Measurements

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

For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, at inception of the transaction, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. The ineffective portion of a derivative financial instrument’s change in fair value, if any, is immediately recognized in earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements

Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and hedges of net investments in foreign operations are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings. For cash flow hedges, we reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings.

Foreign currency hedges

We hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of our net investment hedges by using the changes in forward exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, all changes in fair value of the forward contract are reported in equity in the foreign currency translation component of Accumulated Other Comprehensive Loss and offsets translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which are also recorded in Accumulated Other Comprehensive Loss. Ineffectiveness, if any, is recognized in earnings.

In the fourth quarter of 2012, we entered into foreign currency forward contracts that expire in April and May 2013 to hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. These derivatives were designated and qualify as hedging instruments and, therefore, the changes in fair value of these derivatives were recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. In the first quarter of 2013, we settled contracts with a combined notional amount of $663.7 million, resulting in a gain of $5.4 million, in Other Comprehensive Income (Loss). We had $11.9 million recorded in Other Assets at March 31, 2013, and $17.5 million recorded in Accounts Payable and Accrued Expenses at December 31, 2012 in our Consolidated Balance Sheets relating to the fair value of these derivative contracts. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, were gains of $11.9 million and losses of $17.5 million, respectively. None of these hedges were ineffective during the three months ended March 31, 2013, and therefore, there was no impact on earnings.

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

We have entered into interest rate swap agreements which allow us to receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of our agreements without the exchange of the underlying notional amount. We had two interest rate swap contracts, including one contract denominated in euro and one contract denominated in U.S dollar, outstanding at March 31, 2013. We had $7.9 million and $28.0 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts at March 31, 2013 and December 31, 2012, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. The amounts reclassified to interest expense for the three months ended March 31, 2013 and March 31, 2012 were $2.3 million and $2.6 million, respectively. For the next twelve months from March 31, 2013, we estimate that an additional expense of $1.2 million will be reclassified into interest expense. Amounts included in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 were losses of $21.3 million and losses of $33.8 million, respectively. To the extent the hedged debt is paid off early, the amounts in Other Comprehensive Income are recognized as Gains (Losses) on Early Extinguishment of Debt.

Losses on a derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred. Losses due to hedge ineffectiveness were not material during the three months ended March 31, 2013. We recorded losses of $0.9 million during the three months ended March 31, 2012.

The following table summarizes the activity in our derivative instruments (in millions) for the three months ended March 31:

	2013			2012
	Foreign Currency Forwards	Interest Rate Swaps (1)	Interest Rate Caps	Foreign Currency Forwards	Interest Rate Swaps	Interest Rate Caps
Notional amounts at January 1	$1,303.8	$1,314.8	$—	$—	$1,496.5	$—
New contracts	—	—	—	—	367.0	194.1
Acquired contracts (2)	—	—	—	—	71.0	—
Matured or expired contracts	(663.7)	(1,230.2)	—	—	(393.3)	—

Notional amounts at March 31	$640.1	$84.6	$—	$—	$1,541.2	$194.1

(1)	During the three months ended March 31 2013, we settled 12 swap contracts with a notional value of $319.9 million, and contributed 13 swap contracts with a notional value of $383.9 million related to the transfer of assets to the newly formed PELP co-investment venture. We also settled five consolidated Japan swap contracts with a notional value of $526.4 million in connection with the contributions of properties to NPR.
(2)	During the three months ended March 31, 2012, we acquired one interest rate swap contract with a notional amount of $71.0 million in connection with the acquisition of our interest in NAIF II.

In connection with the contributions to NPR, we reclassified a loss related to interest rate swaps of $7.8 million from Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets to Gains (Losses) on Early Extinguishment of Debt, net in our Consolidated Statements of Operations.

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

Fair Value Measurements on a Recurring and Non-recurring Basis

At March 31, 2013, other than the derivatives discussed above and in Note 6, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Non-financial assets measured at fair value on a non-recurring basis in our Consolidated Financial Statements consist of real estate assets and investments in and advances to unconsolidated entities that were subject to impairment charges. There were no assets that met this criteria at March 31, 2013.

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value of Financial Instruments

At March 31, 2013 and December 31, 2012, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

At March 31, 2013 and December 31, 2012, the fair value of our derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of our interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts or payments and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates, or forward curves, derived from observable market interest rate curves. The fair values of our net investment hedges are based upon the change in the spot rate at the end of the period as compared to the strike price at inception.

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

At March 31, 2013 and December 31, 2012, the fair value of our senior notes and exchangeable senior notes has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Credit Facilities has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2013 and December 31, 2012, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
Credit Facilities	$421,248	$422,516	$888,966	$893,577
Senior notes	4,992,836	5,635,078	5,223,136	5,867,124
Exchangeable senior notes	738,066	874,884	876,884	1,007,236
Secured mortgage debt	1,875,502	2,047,601	3,625,908	3,765,556
Secured mortgage debt of consolidated entities	438,915	447,605	450,923	455,880
Other debt of consolidated entities	64,392	65,944	67,749	68,751
Other debt	543,164	546,540	657,228	660,951

Total debt	$9,074,123	$10,040,168	$11,790,794	$12,719,075

13.     Business Segments

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

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

•

Private Capital – This represents the long-term management of unconsolidated co-investment ventures and other joint ventures. We have direct and long-standing relationships with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures and other joint ventures, while providing complete portfolio management and financial reporting services. We recognize fees and incentives earned for services performed on behalf of the unconsolidated entities and certain third parties.

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

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our Total Revenues; (ii) each reportable business segment’s net operating income from external customers to our Earnings before Income Taxes; and (iii) each reportable business segment’s assets to our Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our Total Revenues, Earnings before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Real estate operations:
Americas	$316,809	$281,777
Europe	99,467	111,676
Asia	40,705	53,620

Total Real Estate Operations segment	456,981	447,073

Private capital:
Americas	16,187	18,354
Europe	10,613	9,137
Asia	6,835	4,866

Total Private Capital segment	33,635	32,357

Total revenues	$490,616	$479,430

Net operating income:
Real estate operations:
Americas	$221,561	$198,489
Europe	67,206	84,044
Asia	29,942	41,474

Total Real Estate Operations segment	318,709	324,007

Private capital:
Americas	2,883	7,947
Europe	6,871	5,384
Asia	3,972	2,145

Total Private Capital segment	13,726	15,476

Total segment net operating income	332,435	339,483
Reconciling items:
General and administrative expenses	(56,197)	(60,159)
Depreciation and amortization expense	(177,266)	(180,280)
Merger, acquisition and other integration expenses	—	(10,728)
Impairment of real estate properties	—	(3,185)
Earnings from unconsolidated entities, net	24,768	13,995
Interest expense	(115,028)	(133,056)
Interest and other income, net	11,627	5,101
Gains on acquisitions and dispositions of investments in real estate, net	338,845	267,771
Foreign currency and derivative gains (losses), net	884	(26,775)
Gains (losses) on early extinguishment of debt, net	(17,351)	5,419
Impairment of goodwill and other assets	—	(16,135)

Total reconciling items	10,282	(138,032)

Earnings before income taxes	$342,717	$201,451

PROLOGIS, INC. AND PROLOGIS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets:
Real estate operations:
Americas	$15,222,230	$15,304,053
Europe	2,167,953	5,738,257
Asia	1,756,252	3,476,996

Total Real Estate Operations segment	19,146,435	24,519,306

Private capital (1):
Americas	24,035	24,373
Europe	59,777	61,266
Asia	5,043	6,108

Total Private Capital segment	88,855	91,747

Total segment assets	19,235,290	24,611,053

Reconciling items:
Investments in and advances to other unconsolidated entities	3,635,214	2,195,782
Notes receivable backed by real estate	188,000	188,000
Assets held for sale	25,391	26,027
Cash and cash equivalents	785,359	100,810
Other assets	206,045	188,473

Total reconciling items	4,840,009	2,699,092

Total assets	$24,075,299	$27,310,145

(1)	Represents management contracts recorded in connection with business combinations and goodwill associated with the Private Capital segment.

14.     Supplemental Cash Flow Information

Non-cash investing and financing activities for the three months ended March 31, 2013 and 2012 are as follows:

•

As partial consideration for properties we contributed to PELP during the first quarter of 2013, we received ownership interests of $1.3 billion, representing a 50% ownership interest, and PELP assumed $353.2 million of secured debt.

•

During the three months ended March 31, 2013 and 2012, we capitalized portions of the total cost of our stock-based compensation awards of $3.8 million and $2.1 million, respectively, to the investment basis of our real estate or other assets.

•	See Note 2 for discussion on the acquisition of our two unconsolidated co-investment ventures in 2012.

The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2013 and 2012 was $110.6 million and $127.6 million, respectively.

During the three months ended March 31, 2013 and 2012, cash paid for income taxes, net of refunds, was $4.9 million and $9.8 million, respectively.

15.     Subsequent Events

Equity Offering

On April 30, 2013, we closed on a public offering of 35.65 million common shares at a price of $41.60 per share, which included an overallotment option of 4.65 million shares that were exercised by the underwriters prior to closing. We received net proceeds, after underwriters’ fees, of $1.4 billion. We intend to use the net proceeds for general corporate purposes, including our investment in co-investment ventures, debt repayment and potential incremental acquisitions and development. In the short term, we expect to use a portion of the net proceeds to repay approximately $470.9 million in outstanding borrowings under our Global Facility, repurchase approximately $202.3 million of our senior notes due June 2013and repurchase all of the approximately $341.0 million outstanding principal amount of our 2.625% exchangeable notes due May 15, 2038 and are redeemable at our option beginning May 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Prologis, Inc.:

We have reviewed the accompanying consolidated balance sheet of Prologis, Inc. and subsidiaries (the “Company”) as of March 31, 2013, the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012, and the related consolidated statement of equity for the three-month period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado

May 8, 2013

Report of Independent Registered Public Accounting Firm

The Partners

Prologis, L.P.:

We have reviewed the accompanying consolidated balance sheet of Prologis, L.P. and subsidiaries (the “Operating Partnership”) as of March 31, 2013, the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012, and the related consolidated statement of capital for the three-month period ended March 31, 2013. These consolidated financial statements are the responsibility of the Operating Partnership’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Prologis, L.P. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado

May 8, 2013

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2012 Annual Report on Form 10-K.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “designed to achieve,” variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new co-investment ventures – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Part II, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. References to “we,” “us” and “our” refer to Prologis, Inc. and its consolidated subsidiaries.

Management’s Overview

We are the leading global owner, operator and developer of industrial real estate, focused on global and regional markets across the Americas, Europe and Asia. As of March 31, 2013, on an owned and managed basis, we had properties and development projects totaling 559 million square feet (51.9 million square meters) in 21 countries. These properties are leased to approximately 4,500 customers, including third-party logistics providers, manufacturers, retailers, transportation companies, and other enterprises.

Of the approximately 559 million square feet of our owned and managed portfolio as of March 31, 2013:

•	525 million square feet were in our operating portfolio with a gross book value of $39.6 billion that were 93.7% occupied;

•	24 million square feet were in our development portfolio with a total expected investment of $2.0 billion that were 51.7% leased;

•	10 million square feet consisted of properties in which we have an ownership interest but do not manage and other properties we own, including assets held for sale; and

•	the largest customer and 25 largest customers accounted for 2.0% and 17.7%, respectively, of our annualized base rent.

Prologis, Inc. is a self-administered and self-managed real estate investment trust (“REIT”), and is the sole general partner of Prologis, L.P. (the “Operating Partnership”). We operate Prologis, Inc. and the Operating Partnership as one enterprise, and, therefore, our discussion and analysis refers to Prologis, Inc. and its consolidated subsidiaries, including the Operating Partnership, collectively.

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

Capital Deployment Activities - Our development and re-development activities support our rental operations and are therefore included with that line of business for segment reporting. We develop and re-develop industrial properties primarily in global and regional markets to meet our customers’ needs. Within this line of business, we provide additional value creation by utilizing: (i) the land that we currently own in global and regional markets; (ii) the development expertise of our local personnel; (iii) our global customer relationships; and (iv) the demand for high quality distribution facilities in key markets. We seek to increase our rental income and the net asset value of the Company through the leasing of newly developed space, as well as through the acquisition of new properties. Depending on several factors, we may develop properties for long-term hold, for contribution into one of our co-investment ventures, or for sale to third parties. Properties that we choose to contribute or sell may result in the recognition of gains or losses. We develop directly as well as with our private capital partners in a variety of co-investment ventures.

Private Capital Segment -We co-invest in properties with private capital investors through a variety of co-investment ventures. We have direct and long-standing relationships with a significant number of institutional investors. We tailor industrial portfolios to investors’ specific needs and deploy capital in both close-ended and open-ended venture structures and other joint ventures, while providing complete portfolio management and financial reporting services. We generally own 15-50% in these ventures. We believe our co-investment in each of our ventures provides a strong alignment of interests with our co-investment partners’ interests. We generate revenues from our unconsolidated co-investment ventures by providing asset management and property management services. We may also earn revenues through additional services provided such as leasing, acquisition, construction, development, disposition, legal and tax services. Depending on the structure of the venture and the returns provided to our partners, we may also earn revenues through incentive returns or promotes. We believe our co-investment program with private capital investors will continue to serve as a source of capital for new investments and provide revenues for our stockholders, as well as mitigate risk associated with our foreign currency exposure. We expect to grow this business with the formation of new ventures, such as the two ventures formed in the first quarter of 2013 and discussed below, and through the growth in existing ventures with new third party capital and additional investments by us to be used for acquisitions.

At the time of our merger on June 3, 2011, we established our key strategic priorities to guide our path through the end of 2013. These priorities are:

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

Align our Portfolio with our Investment Strategy

We have categorized our portfolio into three main market categories – global, regional and other markets. As of March 31, 2013, global markets represented approximately 84.9% of our overall owned and managed platform (based on gross book value) and regional markets represented approximately 11.5% of our total owned and managed platform. We intend to hold only the highest quality class-A product in our regional markets. We also own a small number of assets in other markets, which account for approximately 3.7% of our owned and managed platform and that we plan to exit from in an orderly fashion in the next few years. By segmenting our markets in this manner, we constructed a strategy to cull the portfolio of buildings and potentially submarkets that are no longer a strategic fit. We expect to use the proceeds from dispositions to pay off debt that is collateralized by the disposed asset, if any, to re-pay debt as it becomes due and to recycle capital into new development projects or strategic acquisitions.

Strengthen our Financial Position

We intend to further strengthen our financial position by lowering our financial risk and currency exposure and building one of the strongest balance sheets in the REIT industry. We expect to lower our financial risk by reducing leverage and maintaining staggered debt maturities, which will increase our financial flexibility and provide for continued access to capital markets. This financial flexibility will position us to capitalize on market opportunities across the entire business cycle as they arise. We also expect to reduce our exposure to foreign currency exchange fluctuations by borrowing in local currency where appropriate, and utilizing derivative contracts to hedge our foreign denominated equity and swap U.S. dollar–denominated debt into obligations denominated in foreign currencies. We expect to also lower our foreign currency risk by holding assets outside the United States primarily in co-investment ventures in which we maintain an ownership interest and provide services generating private capital revenue. We will accomplish this through contributions and sales to our existing and newly formed co-investment ventures, including the new ventures in Europe and Japan to which we contributed properties in the first quarter of 2013 as discussed below, significantly decreasing our outstanding debt and exposure to foreign currency fluctuations.

Streamline Private Capital Business

We are working with our private capital investors to rationalize certain of our co-investment ventures. Some of our legacy co-investment ventures have fee structures that do not adequately compensate us for the services we provide. Therefore, we have terminated or restructured certain of these co-investment ventures. In other cases, we may combine some co-investment ventures to gain operational efficiencies. In every case, however, we have worked and will continue to work very closely with our partners and venture investors who have been and will be active participants in these decisions. We expect to continue with these activities during 2013. We plan to grow our private capital business with the deployment of the private capital commitments we have already raised, formation of new co-investment ventures, including the new ventures in Europe and Japan, and raising incremental capital for our existing co-investment ventures.

Improve the Utilization of Our Low Yielding Assets

We expect to increase the value of our low yielding assets by stabilizing our operating portfolio to 95% leased, completing the build-out and lease-up of our development projects, as well as monetizing our land through development or sale to third parties. We also expect rental rate increases throughout the portfolio as leases turn, as we experienced in the first quarter of 2013 after 17 consecutive quarters of decreases.

Build the most effective and efficient organization in the REIT industry and become the employer of choice among top professionals interested in real estate as a career

We realized more than $115 million of cost synergies on an annualized basis, compared to the combined expenses of AMB Property Corporation and ProLogis on a pre-merger basis. These synergies included gross general and administrative savings, reduced global line of credit facility fees and lower amortization of non real estate assets. In addition, we implemented a new enterprise wide system that includes a property management/billing system (implemented in April 2012), a human resources system (implemented in July 2012), a general ledger and accounting system and a data warehouse (implemented in January 2013). In connection with this implementation, we are striving to utilize the most effective global business processes with the enhanced system functionality, and have also implemented several analytical tools to further empower and assist our regional and local teams. In early 2012, we implemented two new compensation plans that we believe will better align employees’ compensation to our company performance. We believe these efforts and others will help us with the attainment of this objective. We will continue to look for additional efficiencies and savings opportunities.

Summary of 2013

During the three months ended March 31, 2013 and through the date of this report, we completed the following activities in support of our strategic priorities:

•	In the first quarter of 2013, we formed two new ventures, one in Japan and one in Europe:

•

In early 2013, we launched the initial public offering for Nippon Prologis REIT, Inc. (“NPR”). NPR will serve as the long-term investment vehicle for our stabilized properties in Japan. On February 14, 2013, NPR was listed on the Japan Stock Exchange and commenced trading. At that time, NPR acquired a portfolio of 12 properties from us for an aggregate purchase price of ¥173 billion ($1.9 billion). This resulted in ¥158 billion ($1.7 billion) in net cash proceeds and a gain of ¥31.5 billion ($337.9 million) after the deferral of 15%, which represents our ongoing ownership interest in NPR. We account for our ownership interest in NPR using the equity method of accounting.

•

On March 19, 2013, we closed on a euro-denominated co-investment venture, Prologis European Logistics Partners Sarl (“PELP”). PELP is structured as a 50/50 joint venture and has an initial term of 15 years, which may be extended for an additional 15-year period. At closing, the venture acquired a portfolio of 195 properties from us for an aggregate purchase price of €2.3 billion ($3.0 billion). This resulted in €1.0 billion ($1.3 billion) in net cash proceeds and a gain of €1.4 million ($1.8 million) after the deferral of 50%, which represents our ongoing ownership interest in PELP. In the fourth quarter of 2012, we recognized an impairment charge of $135.3 million to adjust the carrying value of the portfolio of assets to the expected proceeds upon contribution. We account for our ownership interest in PELP using the equity method of accounting.

•

Excluding the NPR and PELP transactions discussed above, we generated aggregate proceeds of $127.4 million from the disposition of land and seven operating buildings to third parties and the contribution of two operating buildings to one unconsolidated co-investment venture. We recognized a net loss of $0.9 million in continuing operations and a net gain of $5.8 million in discontinued operations as a result of these transactions.

•

As a result and in combination with our significant contribution and disposition activity, we decreased our total debt to $9.1 billion at March 31, 2013 from $11.8 billion at December 31, 2012 and we increased our U.S. dollar net equity to 66%. Through this activity:

•

We significantly reduced debt with the proceeds received from the contributions to the new co-investment ventures. We: (i) repaid $969.2 million of secured mortgage debt in Japan, (ii) repaid $310.1 million of secured mortgage debt in Europe, (iii) paid off a $112.5 million senior note, (iv) made payments on our global senior credit facility, and (v) transferred $353.2 million of secured mortgage debt to PELP.

•	As of March 31, 2013, we had remaining unrestricted cash balances of $785.4 million, of which $482.5 million was used to redeem our preferred stock in April 2013.

•

We commenced construction of 10 projects on an owned and managed basis aggregating 4.3 million square feet with a total expected investment of $313.2 million (our share was $218.0 million), including five projects (35% of the total expected investment) that were 100% leased prior to the start of development. We used $58.1 million of land we already owned for these projects. We expect these developments to be completed by February 2014 or earlier.

•

We leased a total of 35.8 million square feet in our owned and managed portfolio and incurred average turnover costs (tenant improvements and leasing costs) of $1.38 per square foot. This compares to the first quarter of 2012 when we leased 30.9 million square feet in our owned and managed portfolio with turnover costs of $1.14 per square foot. As of March 31, 2013, our total owned and managed operating portfolio was 93.7% occupied and 94.2% leased as compared to 94.0% occupied and 94.5% leased at December 31, 2012 and 92.3% occupied and 92.7% leased at March 31, 2012.

•

The effective rental rates increased 2.0% over in place rents on leases signed for our owned and managed portfolio during the first quarter of 2013, following 17 quarters of negative rent change on rollovers. Rent change is continuing its upward trend in our portfolio and we expect positive rollover for the full year 2013. Tenant retention in the first quarter was 78.0%.

•

On April 30, 2013, we closed on a public offering of 35.65 million common shares at a price of $41.60 per share, which included an overallotment option of 4.65 million shares that was exercised by the underwriters prior to the closing (the “Equity Offering”). We received net proceeds, after underwriters’ fees, of $1.4 billion. We intend to use the net proceeds for general corporate purposes, including our investment in co-investment ventures, debt repayment and potential incremental acquisitions and development. In the short term, we expect to use a portion of the net proceeds to repay approximately $470.9 million in outstanding borrowings under our global senior credit facility, repurchase approximately $202.3 million of our senior notes due in June 2013 and repurchase all of the approximately $341.0 million outstanding principal amount of our 2.625% exchangeable notes due May 15, 2038, which are redeemable at our option beginning May 2013.

Operational Outlook

The recovery in industrial real estate markets continues around the world. Signals continue to point to a positive outlook for our sector, in our view. Consumption is rising globally driven by e-commerce, which is growing by roughly 15% in development markets and 25% or more, in emerging markets where we operate. Tenant utilization rates remain near record levels based on our own internal surveys, which suggests customers have less shadow space than normal. Global trade growth is forecasted to be 3.6% during 2013 and over 5% for 2014 according to the International Monetary Fund. Inventories continue to rebuild as well; in the United States, real inventories have been rising for the past three years, and are almost back to their pre-crisis levels according to the United States Bureau of Economic Analysis. We expect further rebuilding of inventories this year to levels that will surpass the previous peak.

Total United States net absorption during the first quarter was approximately 63 million square feet according to CBRE, Inc., a strong result in what is usually a seasonally light quarter (and the strongest first quarter since 2000). The vacancy rate continues to fall (7.8% at March 31, 2013) and supply remains near historically low levels. Further, as the recovery broadens throughout the United States, demand should increase across more of the major tenant business sectors, further reducing vacancy spaces smaller than 100,000 square feet. This segment is closely tied to the recovery in the housing market and we expect demand to increase in the future. Thus, overall conditions in the United States industrial market should continue to improve and as such we are forecasting 150 million square feet of net absorption in 2013.

In Europe, net absorption continues to be positive, and has been, since we began collecting the data series, in the first quarter of 2011. In both Japan and China, the availability of class-A distribution space remains constrained. We expect the supply chain reconfiguration in Japan and growing consumption in China to continue to drive demand for our product in the long-term. Brazil continues to be an underserved logistics market as growing gross domestic product and increasing consumption is driving high levels of new requirements into the market. Demand momentum has been similarly positive in Mexico, benefitting from the economic recovery in the United States and increasingly frequent instances of ‘near-shoring’ of production activities. Net absorption has been positive for several years and market occupancy rates increased 60 basis points during the prior four quarters through March 31, 2013 across the six largest markets.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the three months ended March 31 (dollars in thousands):

	2013	2012
Net operating income – Real Estate Operations segment	$318,709	$324,007
Net operating income – Private Capital segment	13,726	15,476
Other:
General and administrative expenses	(56,197)	(60,159)
Depreciation and amortization	(177,266)	(180,280)
Merger, acquisition and other integration expenses	—	(10,728)
Impairment of real estate properties	—	(3,185)
Earnings from unconsolidated entities, net	24,768	13,995
Interest expense	(115,028)	(133,056)
Interest and other income, net	11,627	5,101
Gains on acquisitions and dispositions of investments in real estate, net	338,845	267,771
Foreign currency and derivative gains (losses), net	884	(26,775)
Gains (losses) on early extinguishment of debt, net	(17,351)	5,419
Impairment of other assets	—	(16,135)
Income tax expense	(51,866)	(12,124)

Earnings from continuing operations	$290,851	$189,327

See Note 13 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to Earnings Before Income Taxes.

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

	2013	2012
Rental and other income	$456,981	$447,073
Rental and other expenses	138,272	123,066

Total net operating income - Real Estate Operations segment	$318,709	$324,007

The increases in rental income and rental expenses in 2013 from 2012 are due primarily to the impact of the acquisitions of three unconsolidated co-investment ventures in 2012, increased occupancy in our consolidated operating properties (from 91.8% at March 31, 2012 to 93.1% at March 31, 2013) and the completion and stabilization of new development properties. This was offset by the decrease in rental income and expenses from the properties contributed to NPR on February 14, 2013 and to PELP on March 19, 2013. These decreases were offset in the Private Capital segment with higher equity in earnings and Private Capital revenues.

In our consolidated portfolio, we leased 21.1 million square feet for the three months ended March 31, 2013 compared to 16.8 million square feet for the three months ended March 31, 2012. We calculate the change in effective rental rates on leases signed during the quarter as compared to the previous rent on that same space in our total owned and managed portfolio. During the first quarter of 2013 and 2012, the percentage change was an increase of 2.0% and a decrease of 1.1%, respectively. This was the first quarter in 17 quarters that the change was positive. A decrease in rental rates in previous periods was due to: (i) leases turning that were put in place when market rents were at or near peak; and (ii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were 74.0% and 73.2% of total rental expenses for the three months ended March 31, 2013 and 2012, respectively.

Our consolidated operating properties are as follows (square feet in thousands):

	Number of Properties	Square Feet	Occupied %
March 31, 2013 (1)	1,647	259,840	93.1%
December 31, 2012	1,853	316,347	93.7%
March 31, 2012	1,937	329,193	91.8%

(1)	The decrease in properties from December 31, 2012 to March 31, 2013 is principally related to the contributions of 195 properties to PELP and 12 properties to NPR, as discussed above. The decrease in occupancy percentage of our consolidated portfolio is due to the properties that were contributed being more highly occupied and the higher lease roll that occurs during the first quarter of every year.

Private Capital Segment

The net operating income of the Private Capital segment consists of fees and incentive returns or promotes earned for services performed for our unconsolidated co-investment ventures and certain joint ventures and third parties, reduced by our direct costs of managing these entities and the properties they own.

The direct costs associated with our Private Capital segment totaled $19.9 million and $16.9 million for the three months ended March 31, 2013 and 2012, respectively, and are included in the line item Private Capital Expenses in our Consolidated Statements of Operations in Item I. These expenses include the direct expenses associated with the asset management of the unconsolidated co-investment ventures provided by our employees who are assigned to our Private Capital segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our Real Estate Operations segment. These individuals perform the property-level management of the properties in our owned and managed portfolio including properties we consolidate and the properties we manage that are owned by the unconsolidated entities. We allocate the costs of our property management function to the properties we consolidate (reported in Rental Expenses) and the properties owned by the unconsolidated entities (included in Private Capital Expenses), by using the square feet owned by the respective portfolios. These costs increased principally due to the new co-investment ventures formed in the first quarter of 2013.

The net operating income from the Private Capital segment, representing fees earned reduced by private capital expenses, for the three months ended March 31 was as follows (in thousands):

	2013	2012
Americas (1)	$2,883	$7,947
Europe (2)	6,871	5,384
Asia (3)	3,972	2,145

Total net operating income - Private Capital segment	$13,726	$15,476

(1)	Represents the fees earned by us from six and ten unconsolidated co-investment ventures for the three months ended March 31, 2013 and 2012, respectively. The decrease in net operating income in 2013 is due to the successful conclusion of four co-investment ventures in the United States during 2012. As of March 31, 2013, we had six co-investment ventures (three in the United States, two in Mexico and one in Brazil).
(2)	Represents the fees earned by us from four and three unconsolidated co-investment ventures for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, we added one new co-investment venture, PELP, as discussed earlier, and recognized fees beginning March 19, 2013.
(3)	Represents the fees earned by us from our investments in three and two unconsolidated co-investment ventures for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, we added one new co-investment venture, NPR, as discussed earlier, and recognized fees beginning February 14, 2013.

See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated entities.

Other Components of Income

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended March 31 consisted of the following (in thousands):

	2013	2012
Gross overhead	$106,745	$101,814
Less: rental expenses	(9,466)	(8,158)
Less: private capital expenses	(19,909)	(16,881)
Capitalized amounts	(21,173)	(16,616)

G&A expenses	$56,197	$60,159

We capitalize certain costs directly related to our development and leasing activities. Capitalized G&A expenses include salaries and related costs, as well as other G&A costs. The capitalized costs for the three months ending March 31, was as follows (in thousands):

	2013	2012
Development activities	$15,190	$10,273
Leasing activities	5,485	6,275
Costs related to internally developed software	498	68

Total capitalized G&A expenses	$21,173	$16,616

For the three months ended March 31, 2013 and 2012, the capitalized salaries and related costs represented 24.8% and 19.0%, respectively, of our total salaries and related costs. Salaries and related costs are comprised primarily of wages, other compensation and employee-related expenses. We increased our development activity in the fourth quarter of 2012, which has led to increased capitalization costs.

Depreciation and Amortization

Depreciation and amortization expenses were $177.3 million and $180.3 million for the three months ended March 31, 2013 and 2012, respectively. The decrease is primarily due to less depreciation as a result of contributions of properties to the new co-investment ventures in the first quarter of 2013, offset by additional depreciation and amortization expenses associated with the assets (including intangible assets) acquired in 2012 and completed and leased development properties.

Earnings from Unconsolidated Entities, Net

We recognized earnings related to our investment in unconsolidated entities that are accounted for on the equity method of $24.8 million and $14.0 million for the three months ended March 31, 2013 and 2012, respectively. The earnings increased in 2013 from 2012 due to additional earnings from investments in the new co-investment ventures. This increase was partially offset by the consolidation of certain co-investment ventures in 2012 previously accounted for under the equity method. The earnings we recognize are impacted by: (i) variances in revenues and expenses of the entity; (ii) the size and occupancy rate of the portfolio of properties owned by the entity; (iii) our ownership interest in the entity;

and (iv) fluctuations in foreign currency exchange rates used to translate our share of net earnings to U.S. dollar, if applicable. We manage the majority of the properties in which we have an ownership interest as part of our total owned and managed portfolio. See the discussion of our portfolio results in the section, “Portfolio Information”. See also Note 4 to our Consolidated Financial Statements in Item I for further breakdown of our share of net earnings recognized.

Interest Expense

Interest expense from continuing operations for the three months ended March 31 included the following components (in thousands):

	2013	2012
Gross interest expense	$136,199	$148,456
Amortization of discount (premium), net	(10,715)	(6,737)
Amortization of deferred loan costs	3,288	4,956

Interest expense before capitalization	128,772	146,675
Capitalized amounts	(13,744)	(13,619)

Net interest expense	$115,028	$133,056

Gross interest expense decreased in 2013 from 2012 primarily due to lower debt levels as a result of the repayment of debt in the first quarter of 2013 and throughout 2012. We decreased our debt to $9.1 billion at March 31, 2013 from $11.8 billion at December 31, 2012 and $12.4 billion at March 31, 2012.

Our weighted average effective interest rate (including amortization of deferred loan costs) was 4.6% and 4.9% for the three month period ended March 31, 2013 and 2012, respectively. See Note 6 our Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources for further discussion of our debt and borrowing costs.

Gains on Acquisitions and Dispositions of Investments in Real Estate, Net

During the three months ended March 31, 2013, we recognized net gains on dispositions of investments in real estate in continuing operations of $338.8 million. As discussed above, this included a $337.9 million gain (after the deferral of the gain related to our ongoing investment) related to the contributions of properties to NPR. See Note 4 to our Consolidated Financial Statements in Item 1 for more details on this transaction.

During the three months ended March 31, 2012, we recognized net gains on acquisitions and dispositions of investments in real estate in continuing operations of $267.8 million. This included a $273.0 million gain related to the acquisition of a previously unconsolidated entity, Prologis California. The gain represented the adjustment to fair value of our equity investment at the time we gained control and consolidated the entity. See Note 2 to our Consolidated Financial Statements in Item 1 for more details on this transaction.

Foreign Currency and Derivative Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Losses, Net in our Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange gains of $1.4 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively, related to the remeasurement of debt. Predominantly the gains and losses recognized in earnings relate to the remeasurement of intercompany loans between the United States parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollar to the euro, Japanese yen and British pound sterling. In addition, we recognized net foreign currency exchange gains of $0.5 million and losses of $2.6 million from the settlement of transactions with third parties during the three months ended March 31, 2013 and 2012, respectively.

We separate the fair value of the derivative instrument (exchange feature) from the exchangeable debt instrument and account for it separately as a derivative. We adjust the derivative instrument at each reporting period to fair value with the resulting adjustment being recorded in earnings. We recognized an unrealized loss of $1.0 million and $26.8 million for the three months ended March 31, 2013 and 2012, respectively.

Gains (losses) on Early Extinguishment of Debt, Net

During the three months ended March 31, 2013, we extinguished certain secured mortgage debt and several series of senior notes prior to maturity, which resulted in the recognition of losses of $17.4 million. During the three months ended March 31, 2012, we extinguished certain secured mortgage debt, unsecured credit facilities of PEPR and two term loans prior to maturity, which resulted in the recognition of $5.4 million in net gains. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees. Included in the loss in 2013 is $7.8 million that was reclassified from Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet in Item I related to interest rate swaps. These swaps were associated with secured mortgage debt in Japan that was repaid before maturity with the proceeds received from the contribution to NPR.

Income Tax Expense

During the three months ended March 31, 2013 and 2012, our current income tax expense was $55.5 million and $11.1 million, respectively. The increase in current income tax expense is primarily due to the gain recognized upon contribution of certain properties to NPR that were held in one of our taxable REIT subsidiaries, as well as other taxes in Japan. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.

During the three months ended 2013 and 2012, we recognized a net deferred tax benefit of $3.6 million and deferred tax expense of $1.1 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions.

Discontinued Operations

During the three months ended March 31, 2013, we disposed of land and seven operating properties aggregating 0.4 million square feet to third parties that met the criteria for discontinued operations. During all of 2012, we disposed of land, land subject to ground leases and 200 properties aggregating 27.2 million square feet to third parties that met the criteria for discontinued operations. The net gains or losses on disposition of these properties are reflected in discontinued operations during the period, along with the results of operations of these properties for all periods presented.

See Note 5 to our Consolidated Financial Statements in Item 1.

Other Comprehensive Income (Loss) – Foreign Currency Translation Losses, Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Foreign Currency Translation Losses, Net in our Consolidated Statements of Other Comprehensive Income.

During the three months ended March 31, 2013 and 2012, we recorded unrealized losses of $286.3 million and $41.2 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollar upon consolidation. We had recorded foreign currency translation gains upon translation into U.S. dollar that were related to the net assets of the properties that were contributed to NPR and PELP. Due to the contributions in 2013, these gains were reversed and this accounted for approximately $190 million of the loss. In addition, we recorded net unrealized losses due to the weakening of yen and euro to the U.S. dollar, from the beginning to the end of the period. In 2012, the unrealized losses are mainly the result of the weakening of yen to the U.S. dollar, from the beginning to the end of the period.

Portfolio Information

Our total owned and managed portfolio of properties, which includes operating industrial properties and does not include properties under development, properties held for sale or non-industrial properties, was as follows (square feet in thousands):

	March 31, 2013 (1)		December 31, 2012		March 31, 2012
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Consolidated	1,647	259,840	1,853	316,347	1,937	329,193
Unconsolidated	1,371	267,632	1,163	208,753	1,158	208,775

Totals	3,018	527,472	3,016	525,100	3,095	537,968

(1)	As discussed earlier, during the first quarter of 2013, 207 properties were contributed into our new co-investment ventures, PELP and NPR.

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated entities (accounted for on the equity method) that are managed by us (referred to as “unconsolidated entities”), in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2013, as those properties that were in operation at January 1, 2012, and have been in operation throughout the three-month periods in both 2013 and 2012. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollar, for both periods. The same store portfolio, for the three months ended March 31, 2013, included 510.3 million of aggregated square feet.

	For the Three Months Ended March 31,
			Percentage
	2013	2012	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$355,676	357,045
Rental recoveries per our Consolidated Statements of Operations	99,113	$86,915
Adjustments to derive same store results:
Rental income and recoveries of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(21,044)	(8,159)
Effect of changes in foreign currency exchange rates and other	(915)	(6,745)
Unconsolidated entities:
Rental income and recoveries of properties managed by us and owned by our unconsolidated entities	357,547	340,714

Same store portfolio — rental income (2)(3)	790,377	769,770	2.68%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$133,919	$118,731
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(12,510)	(4,757)
Effect of changes in foreign currency exchange rates and other	5,222	1,019
Unconsolidated entities:
Rental expenses of properties managed by us and owned by our unconsolidated entities	97,579	90,452

Same store portfolio — rental expenses (3)(4)	224,210	205,445	9.13%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$320,870	$325,229
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(8,534)	(3,402)
Effect of changes in foreign currency exchange rates and other	(6,137)	(7,764)
Unconsolidated entities:
Net operating income of properties managed by us and owned by our unconsolidated entities	259,968	250,262

Same store portfolio — net operating income (3)	566,167	564,325	0.33%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated entities (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a co-investment venture and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor those of the unconsolidated entities, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property are included in our consolidated results through the contribution date and in the results of the unconsolidated entities subsequent to the contribution date).
(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.
(3)	These amounts include activity of both our consolidated industrial properties and those owned by our unconsolidated entities (accounted for on the equity method) and managed by us.
(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management companies and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

Near-Term Principal Cash Sources and Uses

In addition to dividends to the common and preferred stockholders of Prologis, Inc. and distributions to the limited partnership units of the Operating Partnership, we expect our primary cash needs will consist of the following:

•	repayment of debt, including payments on our credit facilities and scheduled principal payments for the remainder of 2013 of $799 million;

•	redemption of our redeemable preferred stock of $482.5 million that was completed in April 2013;

•	completion of the development and leasing of the properties in our consolidated development portfolio (a);

•	development of new properties for long-term investment, including the acquisition of land in certain markets;

•	capital expenditures and leasing costs on properties in our operating portfolio;

•	additional investments in current unconsolidated entities or new investments in future unconsolidated entities;

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

(a)	As of March 31, 2013, we had 42 properties in our development portfolio that were 60.9% leased with a current investment of $890.8 million and a total expected investment of $1.6 billion when completed and leased, leaving $667.7 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available unrestricted cash balances ($785.4 million at March 31, 2013);

•	proceeds from the issuance of equity securities (including the Equity Offering that closed on April 30, 2013);

•	property operations;

•	fees and incentives earned for services performed on behalf of the co-investment ventures and distributions received from the co-investment ventures;

•	proceeds from the disposition of properties, land parcels or other investments to third parties;

•	proceeds from the contributions or sales of properties to co-investment ventures;

•	borrowing capacity under our current credit facility arrangements discussed below ($1.5 billion available as of March 31, 2013), other facilities or borrowing arrangements; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

Debt

As of March 31, 2013, we had $9.1 billion of debt. During the first quarter of 2013, we decreased our debt by $2.7 billion. The decrease in debt was primarily due to the cash proceeds received from contributions of properties to our two new co-investment ventures in Japan and Europe. We expect to further reduce debt with the proceeds from the Equity Offering as discussed earlier.

In February 2013, we entered into a $500 million bridge loan under which we can borrow in U. S. dollar, euro or yen. We borrowed ¥20 billion ($215.7 million) under the bridge loan to make our initial cash investment in NPR. As discussed earlier, on February 14, 2013 we closed on the contribution of properties to NPR and paid the borrowings outstanding on this bridge loan and terminated the facility.

As of March 31, 2013, we were in compliance with all of our debt covenants. These covenants include customary financial covenants for total debt ratios, encumbered debt ratios and fixed charge coverage ratios.

See Note 6 to our Consolidated Financial Statements in Item 1 for further discussion on our debt.

Redemption of Stock

On March 21, 2013, we notified our intent to redeem all of the outstanding series L, M, O, P, R, and S preferred stock. As a result, as of March 31, 2013, the outstanding redeemable preferred stock for these series were reflected as a liability at redemption value and we recognized a loss of $9.1 million, which primarily represents the difference between redemption value and carrying value net of deferred issuance costs. We completed this redemption on April 19, 2013.

Equity Commitments Related to Certain Co-Investment Ventures

Certain co-investment ventures have equity commitments from us and our venture partners. We may fulfill our equity commitment through contributions of properties or cash. Our venture partners fulfill their equity commitment with cash. We are committed to offer to contribute certain properties that we develop and stabilize in select markets in Europe to certain co-investment ventures. These ventures are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the ventures have available capital. The venture may obtain financing for the properties and therefore the equity commitment may be less than the acquisition price of the real estate. We are not obligated to contribute properties at a loss. Depending on market conditions, the investment objectives of the ventures, our liquidity needs and other factors, we may make contributions of properties to these ventures through the remaining commitment period and we may make additional cash investments in these ventures.

The following table is a summary of remaining equity commitments as of March 31, 2013 (in millions):

	Equity commitments	Expiration date for remaining commitments
Prologis Targeted U.S. Logistics Fund (1)
Prologis	$—	Open-Ended
Venture Partners	$35.0

Prologis SGP Mexico (2)

Prologis	$24.6	(2)
Venture Partner	$98.1

Prologis European Partners Fund II (3)

Prologis	$—	March 2015
Venture Partner	$38.4

Europe Logistics Venture 1 (4)

Prologis	$52.6	February 2014
Venture Partner	$298.2

Prologis European Logistics Partners (5)

Prologis	$183.3	January 2014
Venture Partner	$183.3

Prologis China Logistics Venture 1

Prologis	$67.4	March 2015
Venture Partner	$381.7

Total Unconsolidated
Prologis	$327.9
Venture Partners	$1,034.7

Prologis Brazil Logistics Partners Fund

Prologis	$114.2	December 2013
Venture Partner	$114.2

Total Consolidated
Prologis	$114.2
Venture Partners	$114.2

Grand Total
Prologis	$442.1
Venture Partners	$1,148.9

(1)	Equity commitments of $5.0 million were secured from a new third party investor during the first quarter of 2013.
(2)	These equity commitments will be called only to pay outstanding debt of the venture. The relevant debt was originally due in the third quarter of 2012 but was extended until the third quarter of 2013. There is also an option to extend until the third quarter of 2014.
(3)	Equity commitments of €30.0 million ($38.4 million) were secured from a new third party investor during the first quarter of 2013. To fund the extension of a building and to repay debt, this venture called capital of €49.0 million ($63.7 million) in April 2013. We contributed €40.0 million ($52.0 million), which included our share of the capital called as well as an additional investment that increased our ownership interest in this venture, while the remaining €9.0 million ($11.7 million) reduced the previously committed equity from third parties.

(4)	Equity commitments are denominated in euro and reported above in U.S. dollar.
(5)	In March 2013, we formed PELP with an equity commitment of €2.4 billion ($3.1 billion), which includes €1.2 billion ($1.6 billion) commitment from both our partner and us. As discussed above, in March we contributed 195 properties to this venture using the majority of the equity commitments.

For more information on our investments in unconsolidated co-investment ventures, see Note 4 to our Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities

For the three months ended March 31, 2013 and 2012, operating activities provided net cash of $129.1 million and $71.4 million, respectively. In the first three months of 2013 and 2012, cash provided by operating activities was less than the cash distributions paid on common and preferred stock by $11.4 million and $74.2 million, respectively. We used proceeds from the disposition and contribution of real estate properties ($3.3 billion in 2013 and $715.5 million in 2012) to fund dividends not covered by cash flows from operating activities.

Cash Investing and Cash Financing Activities

For the three months ended March 31, 2013 and 2012, investing activities provided net cash of $2.8 billion and $176.6 million, respectively. The following are the significant activities for both periods presented:

•

We generated cash from contributions and dispositions of properties and land parcels of $3.3 billion and $715.5 million during 2013 and 2012, respectively. The increase in 2013 is due to the contribution of real estate properties to our new co-investment ventures, PELP and NPR, that generated cash proceeds of $1.3 billion and $1.9 billion, respectively. In 2013, we disposed of land and 7 operating properties to third parties and contributed 209 properties to unconsolidated entities. In 2012, we disposed of land, land subject to ground leases and 70 operating properties to third parties and contributed one operating property to an unconsolidated entity.

•

We invested $161.7 million and $171.7 million in 2013 and 2012, respectively, in real estate development and leasing costs for first generation leases. We have 34 properties under development and 8 properties that are completed but not stabilized as of March 31, 2013 and we expect to continue to develop new properties as the opportunities arise.

•

We invested $43.0 million and $42.4 million in our operating properties during 2013 and 2012, respectively, which included recurring capital expenditures, tenant improvements and leasing commissions on existing operating properties that were previously leased.

•	In 2013, we acquired 59 acres of land and one property for a combined total of $55.9 million. In 2012, we acquired one property for a purchase price of $10.4 million.

•

In 2013 and 2012, we invested cash of $258.4 million and $31.7 million, respectively, in unconsolidated entities net of repayment of advances by the entities. Our investment in 2013 primarily relates to our initial investment in NPR.

•	We received distributions from unconsolidated entities as a return of investment of $82.8 million and $34.6 million during 2013 and 2012, respectively.

•

In connection with the acquisition of NAIF II in 2012, we repaid the loan from NAIF II to our partner for a total of $336.1 million. The loan repayment was reduced by the cash acquired in the consolidation of NAIF II.

For the three months ended March 31, 2013 and 2012, financing activities used net cash of $2.3 billion and $80.2 million, respectively. The following are the significant activities for both periods presented:

•

In 2013 and 2012, we repurchased and extinguished exchangeable senior notes, secured mortgage debt, senior term loans, and secured mortgage and other debt of consolidated entities for $1.5 billion and $852.5 million, respectively.

•

We made net payments on our credit facilities of $496.0 million and $51.5 million during 2013 and 2012, respectively. Net payments on the global senior credit facility during 2013 were due to proceeds received from contributions to the new co-investment ventures as discussed above.

•	We made net payments of $92.9 million and $75.4 million on regularly scheduled debt principal and maturity payments during 2013 and 2012, respectively.

•	In 2012, we incurred $1.0 billion in secured mortgage debt and senior term loan debt.

•

We paid distributions of $130.2 million and $128.9 million to our common stockholders during 2013 and 2012, respectively. We paid dividends on our preferred stock of $10.3 million and $16.7 million during 2013 and 2012, respectively.

•	We generated proceeds from the issuance of common stock under our incentive stock plans, principally stock options, of $5.2 million and $18.6 million in 2013 and 2012, respectively.

•	In 2013 and 2012, noncontrolling interest partners made contributions of $8.4 million and $12.8 million, respectively. In addition, we distributed $7.4 million and $3.4 million to various noncontrolling interests in 2013 and 2012, respectively.

•	In 2012, we made payments of $1.7 million to purchase additional units of PEPR.

Off-Balance Sheet Arrangements

Unconsolidated Co-Investment Ventures Debt

We had investments in and advances to certain unconsolidated co-investment ventures at March 31, 2013 of $3.5 billion. These unconsolidated ventures had total third party debt of $8.2 billion (in the aggregate, not our proportionate share) at March 31, 2013 that matures as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Discount/ Premium	Total (1)	Prologis Ownership % at 3/31/13
Prologis North American Industrial Fund	$80.0	$—	$108.7	$444.0	$205.0	$354.5	$—	$1,192.2	23.1%
Prologis North American Industrial Fund III (2)	283.7	364.2	—	—	—	—	(0.7)	647.2	20.0%
Prologis Targeted U.S. Logistics Fund	103.0	103.4	180.1	166.5	14.2	1,023.1	15.7	1,606.0	24.0%
Prologis Mexico Industrial Fund	—	—	—	—	214.1	—	—	214.1	20.0%
Prologis SGP Mexico	61.6	3.9	4.0	144.9	—	—	—	214.4	21.6%
Prologis European Properties Fund II	79.8	550.7	242.8	246.8	61.8	499.5	(3.8)	1,677.6	30.7%
Prologis Targeted Europe Logistics Fund	6.9	380.4	221.8	2.2	2.4	—	7.0	620.7	32.4%
Prologis European Logistics Partners	81.1	267.4	—	—	—	—	7.8	356.3	50.0%
Prologis Japan Fund 1 (2)	167.5	4.5	202.4	100.7	227.6	—	1.8	704.5	20.0%
Nippon Prologis REIT	—	53.0	—	246.8	—	557.2	—	857.0	15.0%
Prologis China Logistics Venture 1	—	—	—	138.0	—	—	—	138.0	15.0%

Total co-investment ventures	$863.6	$1,727.5	$959.8	$1,489.9	$725.1	$2,434.3	$27.8	$8,228.0

(1)	As of March 31, 2013, we had guaranteed $23.4 million of the third party debt of the co-investment ventures. In our role as the manager, we work with the co-investment ventures to refinance their maturing debt. There can be no assurance that the co-investment ventures will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the ventures are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our partners or by selling assets. Certain of the ventures also have credit facilities, or unencumbered properties, both of which may be used to obtain funds. Generally, the co-investment ventures issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.
(2)	This venture expects to sell properties and use the proceeds to repay debt or transfer the debt.

Contractual Obligations

Distribution and Dividend Requirements

Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure we will meet the dividend requirements of the Internal Revenue Code, relative to maintaining our REIT status, while still allowing us to retain cash to meet other needs such as capital improvements and other investment activities.

We paid a cash distribution of $0.28 per common share for the first quarter on March 29, 2013. On May 2, 2013, our Board of Directors (“Board”) declared the second quarter distribution of $0.28 per common share that will be payable on June 28, 2013 to shareholders of record on June 11, 2013. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At March 31, 2013, we had seven series of preferred stock outstanding. In March 2013, we notified our intent to redeem all of the outstanding series L, M, O, P, R and S preferred stock, which was completed in April 2013. Therefore, we currently have the 8.54% series Q preferred stock outstanding with a $100 million redemption value. The annual dividend rates on the remaining preferred stock were 6.5% per series L, 6.75% per series M, 7.0% per series O, 6.85% per series P, 6.75% per series R and 6.75% per series S. The dividends on preferred stock are payable quarterly in arrears.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales, along with impairment charges, of previously depreciated properties. We agree that these NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REIT’s were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales, along with impairment charges, of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions and impairment charges of land and development properties, as well as our proportionate share of the gains and losses from dispositions and impairment charges recognized by our unconsolidated entities, in our definition of FFO.

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

We have also adjusted for some non-recurring items. The merger, acquisition and other integration expenses include costs we incurred in 2012 associated with the merger with AMB Property Corporation and ProLogis and the acquisition of our co-investment venture Prologis European Properties and the integration of our systems and processes. We have not adjusted for the acquisition costs that we have incurred as a result of routine acquisitions but only the costs associated with significant business combinations that we would expect to be infrequent in nature.

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

Limitations on Use of our FFO Measures

While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly, these are only a few of the many measures we use when analyzing our business. Some of these limitations are:

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

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. This information should be read with our complete consolidated financial statements prepared under GAAP. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP for the three months ended March 31 as follows (in thousands).

	2013	2012
FFO:
Reconciliation of net earnings to FFO measures:
Net earnings attributable to common stockholders	$265,416	$202,412
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	171,017	176,171
Net gains on non-FFO dispositions and acquisitions	(102,457)	(162,745)
Reconciling items related to noncontrolling interests	(2,941)	(12,054)
Our share of reconciling items included in earnings from unconsolidated entities	25,483	34,538

Subtotal-NAREIT defined FFO	356,518	238,322
Add (deduct) our defined adjustments:
Unrealized foreign currency and derivative losses (gains), net	(638)	24,236
Deferred income tax benefit	2,134	1,051
Our share of reconciling items included in earnings from unconsolidated entities	(214)	(1,537)

FFO, as defined by Prologis	357,800	262,072
Adjustments to arrive at Core FFO, including our share of unconsolidated entities:
Net gain on acquisitions and dispositions of investments in real estate, net of income taxes	(192,416)	(104,731)
Loss (gain) on early extinguishment of debt and redemption of preferred stock, net	26,459	(5,419)
Our share of reconciling items included in earnings from unconsolidated entities	(3,906)	2,795
Impairment charges	—	19,320
Merger, acquisition and other integration expenses	—	10,728

Core FFO	$187,937	$184,765

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

Interest Rate Risk

Our interest rate risk objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. As of March 31, 2013, we had a total of $1.2 billion of variable rate debt outstanding, of which $421.2 million was outstanding on our credit facilities, $525.6 million was outstanding under a multi-currency senior term loan and $233.6 million was outstanding secured mortgage debt. As of March 31, 2013, we have entered into interest rate swap agreements to fix $85.0 million of our variable rate secured mortgage debt.

Our primary interest rate risk not subject to interest rate swap agreements is created by the variable rate credit facilities, senior term loan and selected secured mortgage debt. During the three months ended March 31, 2013, we had weighted average daily outstanding borrowings of $1.0 billion on our variable rate debt not subject to interest rate swap agreements. Based on the results of a sensitivity analysis assuming a 10% adverse change in interest rates based on our outstanding balances during the period, the impact was $1.9 million, which equates to a change in interest rates of 19 basis points.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results and position could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income and net investment of our foreign subsidiaries into U.S. dollar, principally euro, British pound sterling and Japanese yen, especially to the extent we wish to repatriate funds to the United States. We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts or other forms of hedging instruments to manage foreign currency exchange rate risk associated with the projected net operating income or net equity of our foreign consolidated subsidiaries and unconsolidated entities. Hedging arrangements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and the risk of fluctuation in the relative value of the foreign currency. The funds required to settle such arrangements could be significant depending on the stability and movement of foreign currency. The failure to hedge effectively against exchange and interest rate changes may materially adversely affect our results of operations and financial position. We may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

In the fourth quarter of 2012, we entered into foreign currency forward contracts, that expire in April and May 2013, with an aggregate notional amount of €1.0 billion ($1.3 billion using the forward rate of 1.30) to further hedge a portion of our investment in Europe at a fixed euro rate in U.S. dollars. During the three months ended March 31, 2013, we settled certain of these forward contracts with a combined notional amount of €510.0 million ($663.7 million). At March 31, 2013, we had remaining contracts with a notional amount of €490.0 million ($640.1 million). Based on a sensitivity analysis, a strengthening or weakening of the U.S. dollar against the euro by 10% would result in a $64.1 million positive or negative change, respectively, in our cash flows upon settlement of the forward contracts. These derivatives were designated and qualify as hedging instruments and therefore the changes in fair value of these derivatives will be recorded in the foreign currency translation component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. We may enter into similar agreements in the future to further hedge our investments in Europe or other regions outside the United States. As of March 31, 2013, approximately 66% of our net equity was denominated in U.S. dollar.

Item 4. Controls and Procedures

Controls and Procedures (Prologis, Inc.)

Prologis, Inc. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There have been no changes in the internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Controls and Procedures (Prologis, L.P.)

Prologis, L.P. carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Exchange Act as of March 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure the information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

As of March 31, 2013, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: May 8, 2013

Index to Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges of Prologis, Inc. and Prologis, L.P.

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock/Unit Dividends, of Prologis, Inc. and Prologis, L.P.

15.1	KPMG LLP Awareness Letter of Prologis, Inc.

15.2	KPMG LLP Awareness Letter of Prologis, L.P.

31.1	Certification of Chief Executive Officer of Prologis, Inc.

31.2	Certification of Chief Financial Officer of Prologis, Inc.

31.3	Certification of Chief Executive Officer for Prologis, L.P.

31.4	Certification of Chief Financial Officer for Prologis, L.P.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Prologis, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer for Prologis, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase